Form 10-K405
period 1995-12-31
S Y BANCORP INC
filed 1996-03-28
CIK 835324

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                          -----------------
                                  OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number  0-17262
                        -------

                                  S.Y. BANCORP, INC.
              ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Kentucky                                61-1137529
      -------------------------------             ------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

          1040 East Main Street
          Louisville, Kentucky                           40206
          ---------------------                         -------
         (Address of Principal                         (Zip Code)
           executive offices)

Registrant's telephone number, including area code:  (502) 582-2571
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

             Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, no par value
                              --------------------------
                                   (Title of Class)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

    The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 29, 1996, was $58,894,621.

    The number of shares of registrant's Common Stock, no par value, outstanding as of February 29, 1996, was 1,629,512.

                         DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II, and portions of Registrant's definitive Proxy Statement dated March 20, 1996, are incorporated by reference into Part III.

                                  S.Y. BANCORP, INC

                                      FORM 10-K

                                        INDEX

                                                                          Page
                                                                          ----

PART I:

    Item 1.  Business                                                       1

    Item 2.  Properties                                                    11

    Item 3.  Legal Proceedings                                             11

    Item 4.  Submission of Matters to a Vote of
              Security Holders                                             11

PART II:

    Item 5.  Market for Registrant's Common Stock and
              Related Stockholder Matters                                  13

    Item 6.  Selected Financial Data                                       13

    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13

    Item 8.  Financial Statements and Supplementary Data                   13

    Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                       13

PART III:

    Item 10.  Directors and Executive Officers of the Registrant           14

    Item 11.  Executive Compensation                                       14

    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                              14

    Item 13.  Certain Relationships and Related Transactions               14

PART IV:

    Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         15

SIGNATURES                                                                 17

                                        PART I

ITEM 1.  BUSINESS

    S. Y. Bancorp, Inc. ("Bancorp"), a Kentucky corporation headquartered in Louisville, Kentucky, is a bank holding company registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. Stock Yards Bank & Trust Company ("the Bank") is the wholly-owned subsidiary of Bancorp. Bancorp has no subsidiary other than the Bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of the Bank.

    The Bank was originally chartered and began operations as a state bank under the name "Stockyards Bank" in 1904. In 1972, the Bank was granted full trust powers and changed its name to "Stock Yards Bank & Trust Company."

    While primarily serving Jefferson County, Kentucky, the Bank also serves customers residing in the adjacent Kentucky counties of Oldham, Shelby and Bullitt and in Southern Indiana.

    The Bank engages in a wide range of commercial and personal banking activities, including the usual acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans to corporation, individuals and others; issuance of letters of credit; leasing activities and rental of safe deposit boxes. The Bank's lending services include the making of commercial, industrial, real estate, installment and guaranteed student loans. Interest and fees on consumer, real estate and commercial loans constitute the largest contribution to the Bank's operating revenues. In addition, the Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Bank also have access to automatic teller machines through a regional network.

    In 1992, Stock Yards Bank Mortgage Company, a division of the Bank, began operations. This division originates residential mortgage loans and sells the loans in the secondary market. The Mortgage division provides customers with a variety of options for home mortgages, including VA and FHA financing.

    The Bank provides a wide range of personal and corporate trust services. Assets under management in the Trust Department totaled approximately $343,000,000 at December 31, 1995.

    The Bank actively competes on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, trust accounts, and providing financial and other services offered by the Bank. Many of the banks and other financial institutions with which the Bank competes have capital and resources substantially in excess of the capital and resources of the Bank.

    After being a unit bank for 85 years, the Bank opened its first branch facility in 1989. Two additional suburban offices opened in 1992, a fourth branch opened in January, 1993, a fifth opened in February, 1994 and a sixth opened in 1995. All branch offices are full service financial centers. See "ITEM 2. PROPERTIES."

At December 31,1995, the Bank had 188 full-time equivalent employees.

    Bancorp is a bank holding company registered under the Bank Holding Act of 1956, as amended, and is subject to supervision, regulation and examination by the Board of Governors of the Federal reserve System. Under the Bank Holding Company Act, a bank holding company is, with limited exceptions, prohibited from
(i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling the banks.

    Notwithstanding this prohibition, a bank holding company may engage or own shares of a company that engages solely in activities which the Federal Reserve Board has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

    A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank unless it already owns a majority of the voting stock of such bank.

    The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC") which currently insures the deposits of the Bank to a maximum $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance.

    The enactment of the Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA), among other things, placed the savings and loans insurance fund under the control of the FDIC. FIRREA allows bank holding companies to acquire and operate savings associations. It has led to many structural changes in competition for loans, deposits and other services and affected collateral valuation methods.

    In December, 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA)was enacted which, among other things, was intended to protect the federal deposit insurance fund by taking prompt actions with respect to under capitalized institutions. Stock Yards Bank & Trust Company has been
designated as "well capitalized" by the FDIC.    FDICIA contains numerous
other provisions. The regulations implementing FDICIA are directed towards institutions with total assets of or greater than $500 million. Therefore, FDICIA is not yet applicable to Bancorp or the Bank.

    In September, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 ( the "Development Act") was enacted. The Development Act establishes financial and other assistance for entities involved primarily in community development activities. Provisions of the Development Act also make changes in a number of areas regarding regulation of banks.

     In September, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was enacted. Among other things, provisions of the Interstate Banking Act; (i) permit bank holding companies to acquire control of banks in any state beginning September, 1995, subject to certain restrictions; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June, 1997, subject to certain restrictions; and (iii) authorizes states to enact legislation permitting interstate de novo branching.

    The full impact of the Development Act and the Interstate Banking act will not be completely known until the enactment and implementation by the various federal banking agencies of the underlying regulations and actions required by the Acts. However, it is anticipated that the Development Act may reduce certain regulatory burdens on financial institutions and the Interstate Banking Act may facilitate consolidation within multilevel financial institutions and in the banking industry. Management expects that the Development Act and the Interstate Banking Act will have little if any effect on Bancorp.

    The tables and discussions appearing on pages 3-10 of this Form 10-K contain selected statistical information with respect to Bancorp and the Bank which should be read together with the consolidated financial statements of Bancorp included at pages 15 through 26 in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
    EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    The schedule captioned, "Average Balances and Interest Rates - Taxable Equivalent Basis", included on page 11 of Bancorps Annual Report to Shareholders for the years ended December 31, 1995 and 1994, is incorporated herein by reference and the following schedule captioned "Average Balances and Interest Rates - Taxable Equivalent Basis" for the year ended December 31, 1993, together show, for each major category of interest earning asset and interest bearing liability, the average amount outstanding, the interest earned or expensed on such amount, and the average rate earned or expensed for each of the years in the three year period ended December 31, 1995. The schedules also show net interest income, net income spreads and net interests margins (net interest income divided by total average earning assets, for each of the years in the three year period ended December 31, 1995. Total interest income includes the effects of taxable equivalent adjustments using a tax rate of 34%.
Nonaccrual loans have been included in the average loan balances and are included in the calculation of average rates on loans. Yield on securities available for sale is computed using average amortized cost.

    The change in interest income and interest expense resulting from changes in volume and changes in rates for the years ended December 31, 1995 and 1994 are shown in the schedule captioned "Taxable Equivalent Rate/Volume Analysis" include on page 7 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference. The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

           AVERAGE BALANCES AND INTEREST RATES - TAXABLE EQUIVALENT BASIS

                                                   YEAR 1993

Dollars in thousands                        Average                   Average
                                            balances     Interest     rate
                                            --------     --------
EARNING ASSETS
Federal funds sold                          $  7,464     $    220      2.95
Mortgage loans held for sale                   1,289           81      6.28
Securities
      U.S. Treasury and federal agencies      31,732        2,192      6.91
      States and political subdivisions        4,863          407      8.37
      Other securities                           753           35      4.65
Loans, net of unearned income                177,629       13,856      7.80
                                            --------       ------      ----
TOTAL EARNING ASSETS                         223,731       16,791      7.50
                                                           ------      ----
Less allowance for loan losses                 2,591
                                            --------
                                             221,140

NON-EARNING ASSETS
Cash and due from banks                        8,826
Premises and equipment                         3,090
Accrued interest receivable
      and other assets                         2,959
                                               -----
TOTAL ASSETS                                $236,015
                                            --------
                                            --------
INTEREST BEARING LIABILITIES
Deposit
  Interest bearing demand deposits           $15,247     $    341      2.24%
  Savings deposits                             7,592          192      2.53
  Money market deposits                       52,493        1,159      2.89
  Time deposits                               82,711        4,118      4.89
Securities sold under
      agreements to repurchase
      and federal funds purchased             17,475          517      2.96
Short-term borrowings                          1,863           54      2.90
Subordinated debentures                          617           31      5.02
                                            --------       ------      ----

TOTAL INTEREST BEARING LIABILITIES           177,998        6,772      3.80
                                            --------        -----      ----

NON-INTEREST BEARING LIABILITIES
Non-interest bearing demand deposits          35,049
Accrued interest payable
      and other liabilities                    1,957
                                            --------
TOTAL LIABILITIES                            215,004

STOCKHOLDERS' EQUITY                          21,011
                                            --------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $236,015
                                            --------
                                            --------
NET INTEREST INCOME                                      $ 10,019
                                                         --------
                                                         --------

NET INTEREST SPREAD                                                    3.70%
                                                                       -----
                                                                       -----

NET INTEREST MARGIN                                                    4.48%
                                                                       -----
                                                                       -----


SECURITIES PORTFOLIO

    The carrying value of securities is summarized as follows:

                In thousands
                December 31                   1995        1994        1993
                -----------                   ----        ----        ----

    Securities held to maturity
      U.S. Treasury and federal agency
         obligations                       $ 9,079     $24,798     $21,893
      Mortgage-backed securities            10,046       6,957       9,354
      Obligations of states and
         political subdivisions              7,585       3,697       4,248
      Other                                    878         825         781
                                           -------     -------     -------

                                           $27,588     $36,277     $36,276
                                           -------     -------     -------
                                           -------     -------     -------

    Securities available for sale
      U.S. Treasury and federal
         agency obligations                $14,399     $ 4,034     $ 5,501
      Obligations of states and
         political subdivisions                  -           -         999
      Mortgage-backed securities             1,146           -           -
                                           -------     -------     -------
                                           $15,545     $ 4,034     $ 6,500
                                           -------     -------     -------
                                           -------     -------     -------


    The maturity distribution and weighted average interest rates of securities, except for Federal Home Loan Bank Stock, at December 31, 1995, are as follows:



                                               After one           After five
                              Within           but within          but within           After ten
   Dollars                   one year          five years          ten years             years
 in thousands            Amount     Rate    Amount     Rate      Amount    Rate      Amount    Rate
 ------------            ------     ----    ------     ----      ------    ----      ------    ----

Securities
 held to
 maturity

U.S. Treasury and
 federal agency
 obligations          $ 2,998     5.38%   $ 6,081     6.40%    $    -        -%      $  -        -%
Mortgage-backed
 securities             4,277     6.62      3,875     6.84      1,894     7.20          -        -
Obligations of
 states and
 political
subdivisions                -        -      3,104     5.94      4,481     5.51          -        -
                      -------     -----   -------     -----    ------     -----      ----      ----

                      $ 7,275     6.11%   $13,060     6.42%    $6,375     6.01%      $  -        -%
                      -------     -----   -------     -----    ------     -----      ----      ----
                      -------     -----   -------     -----    ------     -----      ----      ----


Securities
 available for
 sale


U.S. Treasury and
 federal agency
 obligations          $ 3,044     8.46%   $11,355     6.68%      $  -        -%      $  -        -%
Mortgage-backed
 securities               181     6.00        965     6.00       ----     -----      ----      ----
                       ------     -----   -------     -----      ----     -----      ----      ----

                       $3,225     8.32%   $12,320     6.63%      $  -        -%      $  -        -%
                       ------     -----   -------     -----      ----      ----      ----      ----
                       ------     -----   -------     -----      ----      ----      ----      ----


                                                                      5


LOAN PORTFOLIO

    The composition of loans is summarized as follows:

         In thousands
         December 31               1995           1994           1993           1992           1991
         -----------               ----           ----           ----           ----           ----
Comercial and industrial      $  80,520      $  77,661      $  70,847      $  61,357      $  56,729
Real estate mortgage            152,945        113,351         99,167         90,961         78,095
Consumer                         18,708         14,664         14,943         17,017         16,516
Lease financing                     805          1,736          3,106          4,049          4,915
                              ---------      ---------       --------       --------       --------
                               $252,978       $207,412       $188,063       $173,384       $156,255
                              ---------      ---------       --------       --------       --------
                              ---------      ---------       --------       --------       --------




    The following tables show the amounts of commercial and industrial loans, at December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.




                                            Maturing
                                 ------------------------------------
                                             After
                                              one
                                              but
                                  Within     within    After
              In thousands           one      five     five
              December 31           year     years     years     Total
              ------------        ------     ------    -----     -----

    Comercial and industrial     $14,561    $28,517   $37,442   $80,520
                                 -------    -------   -------   -------
                                 -------    -------   -------   -------




                                             Interest
                                           sensitivity
                                           -----------
              In thousands             Fixed          Variable
               December 31             rate           rate
              ------------             -----          -----

Due after one but within
  five years                          $18,486         $10,031
Due after five years
                                        2,041          35,401
                                       ------         -------
                                      $20,527         $45,432
                                      -------         -------
                                      -------         -------



     The following table summarizes impaired loans (1995 only), nonaccrual, restructured and past-due loans. Loans are placed in a nonaccrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful.



      In thousands
      December 31   1995      1994      1993      1992      1991
      -----------   ----      ----      ----      ----      ----

Nonaccrual loans  $1,212    $  367    $  158    $   70     $ 248
Accruing loans
 past due 90
 days or more          -         -         -        66       115
Restructured
 loans                 -        61       159       291       448
                    ----      ----      ----      ----      ----
                  $1,212    $  428    $  317    $  427    $  811
                    ----      ----      ----      ----      ----
                    ----      ----      ----      ----      ----

Impaired loans    $1,212
                   -----
                   -----




    The average balance for impaired loans was $1,438,000 for 1995 and interest income recorded on these loans (cash basis) totaled $175,000.

    Information with respect to interest income on nonaccrual and restructured loans at December 31, 1994, 1993 and 1992 is as follows:


         In thousands              1995           1994           1993
         -----------               ----           ----           ----

Interest income that would have
 been recorded if all such loans
 were on a current basis in
 accordance with their original
 terms                             $ 41           $ 37           $ 17
                                    ---            ---            ---
                                    ---            ---            ---

Interest income that was recorded  $135           $ 32           $ 25
                                    ---            ---            ---
                                    ---            ---            ---



    In addition to the nonperforming loans above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing financial difficulties. These loans of approximately $5,700,000 are monitored by management and considered in determining the level of the allowance for loan losses.

SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense:



         In thousands
         December 31               1995                1994                1993                1992                1991
         -----------               ----                ----                ----                ----                ----

Average loans, net of unearned
  income                       $229,674            $190,409            $177,629            $169,206            $145,704
                                -------             -------             -------             -------             -------
                                -------             -------             -------             -------             -------


Balance of allowance for loan  $  3,649            $  2,752            $  2,179              $1,793              $1,731
 losses at beginning of year
Loans charged off
 Commercial and industrial          435                  96                  60                 297                 143
 Real estate mortgage                13                   9                 171                  36                 436
 Consumer                            82                  64                  74                  40                 140
 Lease financing                      -                  15                  22                  23                  32
                                  -----               -----               -----               -----               -----
  Total loans charged off           530                 184                 327                 396                 751
                                  -----               -----               -----               -----               -----


Recoveries of loans previously
 charged off
 Commercial and Industrial           94                   9                  19                  37                   9
 Real estate mortgage                13                  36                  12                   6                  44
 Consumer                            20                  29                  48                  16                  39
 Lease financing                      1                   7                   1                   3                   1
                                  -----               -----               -----               -----               -----
  Total recoveries                  128                  81                  80                  62                  93
                                  -----               -----               -----               -----               -----

Net loans charged off               402                 103                 247                 334                 658
Additions to allowance
 charged to expense               1,260               1,000                 820                 720                 720
                                  -----               -----               -----               -----               -----


Balance at end of year           $4,507              $3,649              $2,752              $2,179              $1,793
                                  -----               -----               -----               -----               -----
                                  -----               -----               -----               -----               -----



Ratio of net charge offs during
 year to average loans, net of
 unearned income                    .18%                .05%                .14%                .20%                .45%
                                  -----               -----               -----               -----               -----
                                  -----               -----               -----               -----               -----



    In determining the annual provision for loan losses charged to expense, management carefully considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on the financial condition of borrowers. In addition, the results of internal reviews of individual credits and periodic examinations by supervisory authorities and external auditors are considered.

    The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb future losses in any particular loan category.


                                      1995     1994     1993     1992     1991
                                      ----     ----     ----     ----     ----

In thousands at December 31
---------------------------
Commercial and industrial           $2,224   $1,672   $1,006   $  873   $  732
Real estate mortgage                 1,072      933      846      503      541
Consumer                               148      180      237      222      138
Lease financing                          3        7       22       25       30
Unallocated                          1,060      857      641      556      352
                                     -----    -----    -----    -----    -----
                                    $4,507   $3,649   $2,752   $2,179   $1,793
                                     -----    -----    -----    -----    -----
                                     -----    -----    -----    -----    -----


    The ratio of loans in each category to total outstanding loans is as follows:


December 31                           1995     1994     1993     1992     1991
-----------                           ----     ----     ----     ----     ----
Commercial and industrial             31.8%    37.5%    37.7%    35.4%    36.3%
Real estate mortgage                  60.5     54.6     52.7     52.5     50.0
Consumer                               7.4      7.1      7.9      9.8     10.6
Lease financing                         .3       .8      1.7      2.3      3.1
                                     -----    -----    -----    -----    -----
                                     100.0%   100.0%   100.0%   100.0%   100.0%
                                     -----    -----    -----    -----    -----
                                     -----    -----    -----    -----    -----


DEPOSITS

    The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:


                                 1995              1994              1993
                           ----------------  ----------------  ----------------
                           Average  Average  Average  Average  Average  Average
Dollars in thousands       Balance   Rate    Balance   Rate    Balance   Rate
--------------------       -------   ----    -------   ----    -------   ----
Non-interest bearing
 demand deposits          $44,340      - %   $39,377      - %  $35,049      - %
Interest bearing
 demand deposits           25,471    2.55     21,325    2.20    15,247    2.24
Savings deposits           14,733    3.67     11,012    2.75     7,592    2.53
Money market deposits      48,540    3.78     56,155    3.07    52,493    2.89
Time deposits             118,611    5.70     81,098    4.41    82,711    4.98
                          -------    ----    -------    ----   -------    ----
                                     ----               ----              ----
                         $251,695           $208,967          $193,092
                          -------            -------           -------
                          -------            -------           -------


    Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995, are summarized as follows:


         In thousands                          Amount
         ------------                          ------
         3 months or less                      $ 6,037
         Over 3 through 6 months                 5,333
         Over 6 through 12 months               13,844
         Over 12 months                          8,184
                                                ------
                                               $33,398
                                                ------
                                                ------


RETURN ON EQUITY AND ASSETS

    The following table presents various key financial ratios:


         Year ended
         December 31                    1995       1994     1993
         -----------                    ----       ----     ----
         Return on average assets       1.37%     1.23%     1.07%

         Return on average
          stockholders' equity         15.62     13.30     11.97

         Dividend pay out ratio        29.27     30.16     26.63

         Average stockholders'
          equity to average assets      8.77      9.21      8.90


SHORT-TERM BORROWINGS

    Federal funds purchased represent overnight borrowings. Repurchase agreements have maturities of less than one month.


        In thousands
        December 31               1995              1994              1993
        -----------          -------------     -------------     -------------
                             Amount   Rate     Amount   Rate     Amount   Rate
                             ------   ----     ------   ----     ------   ----
Securities sold under
 agreements to repurchase
    Year end balance       $12,349   5.17%   $14,483   4.95%   $20,193   3.07%
    Average during year     12,865   5.38     16,626   4.00     17,475   2.96
    Maximum month end
     balance during year    14,595            19,929            22,232

Federal funds purchased
    Year end balance       $     -      -%   $     -      -%   $     -      -%
    Average during year        263   5.68          -      -         46   3.18
    Maximum month end
     balance during year     3,000                 -             2,000


ITEM 2.  PROPERTIES

    The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky, in a two story building containing approximately 28,000 square feet. The Bank also operates a drive-through facility, an operations center containing approximately 6,000 square feet adjacent to its main offices, a garage of approximately 5,000 square feet, and parking for approximately 100 customers and employees. The Bank also owns land and buildings at 4016 Poplar Level Road and 4537 Outer Loop which are used as branch facilities. Furthermore, in February, 1996 the Bank purchased a building adjacent to its main office. This building will be remodeled to house non customer contact departments of the Bank. Properties owned by the Bank are not presently encumbered.

    At December 31, 1995, the Bank leased the following four branch facilities in Louisville, Kentucky:
    214 South Fifth Street- approximately 10,000 square feet;
    Lexington Road- approximately 6,000 square feet;
    Shelbyville Road- approximately 3,000 square feet;
    Dixie Highway- approximately 7,200 square feet with 3,600 feet sub-leased; The latter three offices have drive through facilities.

       See Notes 5 and 13 to Bancorp's consolidated financial statements for the year ended December 31, 1995, included at pages 21 and 23 in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference, for additional information relating to amounts invested in premises, equipment and lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

    See Note 13 to Bancorp's consolidated financial statements for the year ended December 31, 1995, included at page 23 in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference, for information relating to legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the names, and ages (as of December 31, 1995) of all current executive officers of Bancorp and all persons who it is anticipated will be chosen as executive officers at the organization meeting of Bancorp's Board of Directors following the 1996 Annual Meeting of Shareholders of Bancorp to be held on April 24, 1996. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

                Name and Age           Position and Offices
            of Executive Officer           with Bancorp
            --------------------       --------------------

            David H. Brooks            Chairman and Chief
            Age 53                     Executive Officer
                                       and Director

            David P. Heintzman         President
            Age 36                     and Director

            Kathy C. Thompson          Executive Vice President,
            Age 34                     Secretary and
                                       Director

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Information captioned "Market Data" on page 14 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    Information captioned "Selected Financial Data" on page 14 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 5 through 13 of Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of Bancorp and the Bank and Report of Independent Auditors included on pages 15 through 26 in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference:

         Consolidated Balance Sheets--December 31, 1995 and 1994
         Consolidated Statements of Income--years ended December 31, 1995,
           1994, and 1993.
         Consolidated Statements of Changes in Stockholders' Equity--years ended December 31, 1995, 1994, and 1993.
         Consolidated Statements of Cash Flows--years ended December 31, 1995,
           1994, and 1993
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 9 of Bancorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 12 of form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 12 through 18 of Bancorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

    Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 10 through 12 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 17 in Bancorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 9 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 18 of Bancorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. LIST OF FINANCIAL STATEMENTS

       The following Consolidated Financial Statements of Bancorp and the Bank and Report of Independent Auditors included in Bancorp's Annual Report to Shareholders for the year ended December 31, 1995 were incorporated by reference in Part II, Item 8. on page 13.

          Consolidated Balance Sheets--December 31, 1995 and 1994
          Consolidated Statements of income--years ended December 31, 1995,
            1994, and 1993.
          Consolidated Statements of Changes in Stockholders' Equity--years ended December 31, 1995, 1994, and 1993
          Consolidated Statements of Cash Flows--years ended December 31, 1995,
           1994, and 1993.
          Notes to Consolidated Financial Statements
          Report of Independent Auditors


(a) 2. LIST OF FINANCIAL STATEMENT SCHEDULES

       Schedules to the consolidated financial statements of Bancorp are omitted since they are either not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. LIST OF EXHIBITS

     3.1 Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988.
          Exhibit 3 to Registration Statement on Form S-4 of Bancorp, File No. 33-22517, is incorporated by reference herein.

     3.2 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989. Exhibit 19 to Annual Report on Form 10-K for the year ended December 31, 1989, of Bancorp is incorporated by reference herein.

     3.3 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.
          Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

     3.4 Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.1 S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 4 to Registration Statement on Form S-8 of Bancorp, File No. 33-25885, is incorporated by reference herein.

    10.2 Stock Yards Bank & Trust Company Senior officers Security Plan adopted December 23, 1980. Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988, of Bancorp is incorporated by reference herein.

    10.3 Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.4 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David H. Brooks. Exhibit
          10.4 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.5 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman. Exhibit
          10.5 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.6 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson. Exhibit
          10.6 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.7  S.Y. Bancorp, Inc. 1995 Stock Incentive Plan.

      11  Statement re:  computation of per share earnings.

      13 Annual Report to Shareholders for the year ended December 31, 1995. This annual report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

      21  Subsidiaries of the Registrant.

      23  Independent Auditors' Consent.

      27  Financial Data Schedule

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp's reasonable expenses in furnishing the exhibits.

(b)       REPORTS ON FORM 8-K

          None


(c)       EXHIBITS

          The exhibits listed in response to Item 14(a)3 are filed as a part of this report.

(d)       FINANCIAL STATEMENT SCHEDULES

          None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1996                        S.Y. BANCORP, INC.

                                       BY:  /s/ David H. Brooks
                                            -------------------
                                            David H. Brooks
                                            Chairman and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David H. Brooks          Chairman and Chief            March 26, 1996
---------------------------  Executive Officer
David H. Brooks              and Director (principle
                             executive officer)

/s/ David P. Heintzman       President                     March 26, 1996
---------------------------  and Director
David P. Heintzman

/s/ Nancy B. Davis           Vice President,               March 26, 1996
---------------------------  Treasurer
Nancy B. Davis               and Chief Financial
                             Officer (principal
                             financial and
                             accounting officer)

/s/ James E. Carrico         Director                      March 26, 1996
---------------------------
James E. Carrico

/s/ Jack M. Crowner          Director                      March 26, 1996
---------------------------
Jack M. Crowner

/s/ Charles R. Edinger, III  Director                      March 26, 1996
---------------------------
Charles R. Edinger, III

/s/ Carl T. Fischer, Jr.     Director                      March 26, 1996
---------------------------
Carl T. Fischer, Jr.

/s/ Stanley A. Gall
---------------------------  Director                      March 26, 1996
Stanley A. Gall, M.D.

/s/ Leonard Kaufman          Director                      March 26, 1996
---------------------------
Leonard Kaufman

/s/ George R. Keller         Director                      March 26, 1996
---------------------------
George R. Keller

/s/ Bruce P. Madison         Director                      March 26, 1996
---------------------------
Bruce P. Madison

/s/ Henry A. Meyer           Director                      March 26, 1996
---------------------------
Henry A. Meyer

/s/ Norman Tasman            Director                      March 26, 1996
---------------------------
Norman Tasman

/s/ Kathy C. Thompson        Senior Vice President,        March 26, 1996
---------------------------  Secretary and
Kathy C. Thompson            Director

/s/ Bertrand A. Trompeter    Director                      March 26, 1996
---------------------------
Bertrand A. Trompeter

                                  INDEX OF EXHIBITS

EXHIBIT
NUMBER
------

                                       EXHIBIT

    3.1            Articles of Incorporation of Bancorp
                   filed with the Secretary of State of
                   Kentucky on January 12, 1988.  Exhibit
                   3 to Registration Statement on Form S-4
                   of Bancorp, File No. 33-22517, is
                   incorporated by reference herein.

    3.2            Articles of Amendment to the Articles
                   of Incorporation of Bancorp filed with
                   the Secretary of State of Kentucky on
                   May 8, 1989. Exhibit 19 to Annual Report on Form 10-K for the year ended December 31, 1989, of Bancorp is incorporated by reference herein.

    3.3 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994. Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    3.4 Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.4 to Annual Report on Form 10-K for the year ended December
                   31, 1994, of Bancorp is incorporated by
                   reference herein.

    10.1           S.Y. Bancorp, Inc. Stock Option Plan as
                   amended.  Exhibit 4 to Registration
                   Statement on Form S-8 of Bancorp, File
                   No. 33-25885, is incorporated by reference herein.

EXHIBIT
NUMBER
------

                                       EXHIBIT

    10.2 Stock Yards Bank & Trust Company Senior Officers Security Plan adopted December 23, 1980. Exhibit 10 to the Annual Report on Form 10-K for the year ended December 31, 1989, of Bancorp, is incorporated by reference herein.

    10.3 Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.4 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David H. Brooks.
                   Exhibit 10.4 to the Annual Report on Form
                   10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.5 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
                   Exhibit 10.5 to the Annual Report on Form
                   10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.6 Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
                   Exhibit 10.6 to the Annual Report on Form
                   10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

    10.7           S.Y. Bancorp, Inc. 1995 Stock Incentive
                   Plan

    11             Statement re:  computation of per share
                   earnings.

EXHIBIT
NUMBER
------

                                       EXHIBIT

    13             Annual Report to Shareholders for the
                   year ended December 31, 1995.  This
                   annual report shall not be deemed to be
                   filed with the Commission except to the
                   extent that information is specifically
                   incorporated herein by reference.

    21             Subsidiaries of the Registrant.

    23             Independent Auditors' Consent.

    27             Financial Data Schedule