Form 10-Q
period 1996-03-31
S Y BANCORP INC
filed 1996-05-14
CIK 835324

                                     FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     --------------------
Commission file number     17262
                         ---------

                         S.Y. BANCORP, INC.
- --------------------------------------------------------------------------
A(Exact name of registrant as specified in its charter)

        Kentucky                                      61-1137529
- -------------------------                    -----------------------------
(State or other jurisdiction                        (I.R.S. Employer
      or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
- --------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)

                              (502) 582-2571
- --------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                              Not Applicable
- --------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value -- 1,633,242
                    shares issued and outstanding at May 1, 1996

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary (Stock Yards Bank & Trust Company) are submitted herewith:

      --Consolidated Balance Sheets
        March 31, 1996 and December 31, 1995

      --Consolidated Statements of Income
        for the three months ended March 31, 1996 and 1995

      --Consolidated Statements of Cash Flows
        for the three months ended March 31, 1996 and 1995

      --Notes to Consolidated Financial Statements


                          Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995

                                        March 31, 1996     December 31, 1995
                                        --------------     -----------------
(In thousands, except share data)

     Assets
    ________
Cash and due from banks                       $ 11,766              $ 16,229
Mortgage loans held for sale                     7,404                 3,910
Securities available for sale (amortized
  cost $9,388 in 1996 and $15,117 in 1995)       9,668                15,545
Securities held to maturity (approximate market
  value $34,712 in 1996 and $27,055 in 1995)    34,777                26,710
Loans                                          258,668               252,978
  Less
    Allowance for loan losses                    4,680                 4,507
    Unearned income                                 28                    41
       Net loans                               253,960               248,430
Premises and equipment                           7,703                 6,817
Accrued interest receivable                      1,992                 2,192
Other assets                                     4,612                 4,521

TOTAL ASSETS                                  $331,882               $324,354
                                               -------                -------
                                               -------                -------
     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits
  Non-interest bearing                        $ 46,988              $ 48,460
  Interest bearing                             236,987               232,133
                                               -------               -------
    Total deposits                             283,975               280,593
Securities sold under agreements
  to repurchase and federal funds purchased     13,679                12,349
Short-term borrowings                            2,781                   745
Accrued interest payable and
  other liabilities                              2,476                 2,446
Subordinated debentures                            607                   607
                                                ------               -------
TOTAL LIABILITIES                              303,518               296,740
                                               -------               -------

  Common stock, no par value; 3,000,000
   shares authorized; 1,633,142 and
   1,627,334 shares issued and
   outstanding in 1996 and 1995, respectively    5,442                 5,423
  Surplus                                       13,328                13,245
  Retained earnings                              9,409                 8,664
  Net unrealized gain
   on securities available for sale                185                   282
                                                ------                ------
TOTAL STOCKHOLDERS' EQUITY                      28,364                27,614
                                                ------                ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $331,882             $ 324,354
                                               -------               -------

See accompanying notes to consolidated financial statements.

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
              For the three months ended March 31, 1996 and 1995
                                                 1996         1995
                                                 ----         ----
(In thousands, except share and per share data)
Interest income
   Loans                                       $5,858       $4,912
   Federal funds sold                              49          149
   Mortgage loans held for sale                    81           26
   U.S. Treasury and Federal agencies             522          550
   Obligations of states and political
     subdivisions                                  96           50
   Other securities                                21           21
                                                -----        -----
         Total interest income                  6,627        5,708
                                                -----        -----

Interest expense
   Deposits                                     2,705        1,986
   Securities sold under agreements
     to repurchase and federal funds purchased    151          191
   Short-term borrowings                           20           30
   Subordinated debentures                         11           11
                                                -----        -----
         Total interest expense                 2,887        2,218
                                                -----        -----
         Net interest income                    3,740        3,490
Provision for loan losses                         180          220
                                                -----        -----
         Net interest income after
           provision for loan losses            3,560        3,270
                                                -----        -----

Non-interest income
   Trust income                                   531          402
   Service charges on deposit accounts            353          290
   Gains on sales of mortgage loans
     held for sale                                195          108
   Gains on sales of securities
     available for sale                            35            -
   Other                                          120           98
                                                -----        -----
         Total non-interest income              1,234          898
                                                -----        -----
Non-interest expenses
   Salaries and employee benefits               1,833        1,525
   Net occupancy expense                          232          174
   Furniture and equipment expense                345          260
   FDIC insurance                                   1          124
   Other                                          792          700
                                                -----        -----
         Total non-interest expenses            3,203        2,783
                                                -----        -----
         Income before income taxes             1,591        1,385
Income tax expense                                519          455
                                                -----        -----
         Net income                            $1,072       $  930
                                                -----        -----
                                                -----        -----
Net income per share
   Primary and fully diluted                   $  .64       $  .56
                                                -----        -----
                                                -----        -----
Average common shares
   Primary                                  1,676,375    1,649,071
                                            ---------    ---------
                                            ---------    ---------
   Fully diluted                            1,680,659    1,649,778
                                            ---------    ---------
                                            ---------    ---------

See accompanying notes to consolidated financial statements.

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1996 and 1995

                                                          1996          1995
                                                          ----          ----
(In thousands)
Operating Activities
  Net income                                           $ 1,072       $   930
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for loan losses                            180           220
      Depreciation, amortization and accretion, net        258           169
      Gain on sales of mortgages held for sale         (   195)      (   108)
  (Increase) decrease in mortgage loans held for sale  ( 3,299)        1,142
  (Increase) decrease in accrued interest receivable       200       (    82)
  (Increase) decrease in other assets                       10       (   304)
  Increase (decrease) in accrued interest payable      (   215)          164
  Increase (decrease) in other liabilities                 245           664
                                                        ------        ------
       Net cash provided (used) by operating
         activities                                    ( 1,744)        2,795
                                                        ------        ------

Investing Activities
  Net (increase) decrease in federal funds sold             -          5,500
  Purchases of securities held to maturity             (11,503)      (10,897)
  Proceeds from maturities of securities
    held to maturity                                     3,301         5,440
  Maturities of securities available for sale            1,010            -
  Proceeds from sales of securities
    available for sale                                   4,850            -
  Net (increase) decrease in loans                     ( 5,710)      ( 9,223)
  Purchases of premises and equipment                  ( 1,140)      (   463)
                                                        ------        ------
       Net cash provided (used) by investing
         activities                                    ( 9,192)      ( 9,643)
                                                        ------        ------

Financing Activities
 Net increase (decrease) in deposits                     3,382        13,094
 Net increase (decrease) in securities sold under
    agreements to repurchase                             1,330       ( 1,202)
 Net increase (decrease) in short-term borrowings        2,036       ( 1,798)
 Exercise of stock options                                  52            -
 Cash dividends paid                                   (   327)      (   259)
                                                        ------        ------
         Net cash provided (used)
          by financing activities                        6,473         9,835
                                                        ------        ------

Net increase (decrease) in cash and cash equivalents     4,463         2,987
Cash and cash equivalents at beginning of period        16,229        10,350
                                                        ------        ------
Cash and cash equivalents at end of period             $11,766       $13,337
                                                        ------        ------
                                                        ------        ------

Income tax payments were $0 in 1996, and $0 in 1995.
Cash paid for interest was $3,102,000 in 1996, and $2,382,000 in 1995.
Noncash investing and financing activities aggregated $50,000 in 1996 and $36,000 in 1995.

See accompanying notes to consolidated financial statements.

                          S.Y. BANCORP, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

     The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiary, Stock Yards Bank & Trust Company. All significant intercompany transactions have been eliminated in consolidation.

     Effective January 1, 1996, Bancorp adopted three new accounting
pronouncements.   SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets such as bank premises and equipment and real estate acquired on satisfaction of debt, be reviewed for appropriate valuation. SFAS No. 122, "Accounting for Mortgage Servicing Rights," applies to all companies with mortgage banking operations and requires capitalization of mortgage servicing rights, regardless of whether they were acquired through purchase or origination activities. The implementation of these accounting standards has not had a significant impact on the Company's financial position or results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," introduces the use of a new fair value based method of accounting for stock-based compensation arrangements, but permits companies to retain the current intrinsic value based method prescribed by Accounting Principles
Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Bancorp intends to continue using the intrinsic value based method and will provide expanded disclosures related to the fair value method of accounting for stock-based compensation. These disclosures are not required for interim financial statements.

     A description of other significant accounting policies is presented in the Consolidated Financial Statements for the year ended December 31, 199 included in S.Y. Bancorp, Inc.'s Annual Report, and its Form 10-K for the year then ended.

     Interim results for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire year.



(2)  Allowance for Loan Losses
     -------------------------
      An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

                                               1996          1995
                                               ----          ----
     Beginning balance                       $4,507        $3,649
     Provision for loan losses                  180           220
     Loans charged off                       (   22)       (   39)
     Recoveries                                  15            18
                                              -----         -----

     Ending balance                          $4,680        $3,848
                                              -----         -----
                                              _____         _____

Information regarding impaired loans at March 31, 1996 follows:

     Recorded investment in impaired loans                  $   859,000
     Impaired loans with Statement 114 valuation allowance  $   242,000
     Amount of Statement 114 valuation allowance            $   227,000
     Amount of impaired loans without Statement 114
          valuation allowance                               $   617,000
                                                             ----------
                                                             ----------

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company
("the Bank") for the three months ended March 31, 1996 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of the Bank that have occurred during the first three monthsof 1996 compared to December 31, 1995. This discussion should be read in conjunction with the financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,072,000 for the three months ended March 31, 1996 increased $142,000 or 15.3% from $930,000 for the comparable 1995 period.
Net income per share on a fully diluted basis was $.64 for the first quarter of 1996, an increase of 14.3% from the $.56 for the same period in 1995. Return on average assets and return on average stockholders' equity was 1.34% and 15.30%, respectively, for the first quarter of 1996, compared to 1.38% and 15.21%, respectively, for the same period in 1995.

    The following paragraphs provide an analysis of the significant factors affectingoperating results and financial condition.

Net Interest Income
- -------------------

In thousands except percentages
- -------------------------------
                                      Three Months Ended
                                      ------------------
                                           March 31
                                           --------
                                        1996        1995
                                        ----        ----
Interest income                      $ 6,627    $  5,708
Tax equivalent adjustment                 51          35
                                      ------      ------
Interest income, tax
  equivalent basis                     6,678       5,743
Total interest expense                 2,887       2,218
                                      ------      ------
Net interest income, tax
    equivalent basis  (1)            $ 3,791     $ 3,525
                                      ------      ------
                                      ------      ------
Net interest spread (2),
    annualized                         4.10%       4.62%
                                      ------      ------
                                      ------      ------
Net interest margin(3),
    annualized                         5.03%       5.54%
                                      ------      ------
                                      ------      ------

 Notes:

  (1) Net interest income, the most significant component of the Bank's earnings, is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

  (2) Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

  (3) Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity.

Fully taxable equivalent net interest income of $3,791,000 for the three months ended March 31, 1996 increased $266,000 or 7.5% from $3,525,000 for the same period last year. Net interest spread and net interest margin were 4.10% and 5.03%, respectively, for the first quarter of 1996 and 4.62% and 5.54%, respectively, for the first quarter of 1995.

      Average earning assets increased $28,882,000, or 10.5% to $303,183,000 for the first three months of 1996 compared to 1995. Average interest bearing liabilities increased $39,748 or 19.4% to $244,157,000 for the first three months of 1996 compared to 1995. Interest rates have declined steadily since mid 1995. As discussed in the second following paragrapn, the Bank is asset sensitive. Loans, the Bank's largest interest bearing asset, reprice immediately with a change in prime rate; whereas deposits, the Bank's largest interest bearing liability, do not respond as quickly. Also, the Bank is experiencing loan growth; however, the average rate earned on these loans is decreasing as rates fall. Thus, net interest spread and margin are decreasing.
       Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Bank manages its interest rate risk by primarily making variable rate loans. The Bank does, however, make fixed rate loans which it matches, along with investment securities, against longer term fixed rate time deposits. At March 31, 1996, interest earning assets repricing within one year exceeded interest bearing liabilities repricing within one year. A position of interest earning assets repricing more quickly than interest bearing liabilities generally allows for a positive impace in periods of rising interest rates and a negative impact in periods of declining interest rates. The cumulative interest sensitivity gap through one year was approximately 2.9% and Bancorp has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

Provision for Loan Losses
- -------------------------

    The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other such factors that, in management's judgement, deserve current recognition in estimating loan losses.

    An analysis of the changes in the allowance for loan losses and selected ratios follows:

                                                          Three months ended
                                                          ------------------
                                                               March 31
                                                               --------
   (In thousands except percentages)
                                                           1996         1995
                                                           ----         ----
      Balance at January 1                             $  4,507     $  3,649
      Provision for loan losses                             180          220
      Loan charge-offs, net of recoveries              (      7)         (21)
                                                        -------      -------
      Balance at March 31                              $  4,680     $  3,848
                                                        -------      -------
                                                        -------      -------

      Average loans, net of unearned income            $255,318     $210,255
                                                        -------      -------
                                                        -------      -------
      Provision for loan losses to average loans (1)        .28%         .42%
                                                        -------      -------
                                                        -------      -------
      Net loan charge-offs (recoveries)
        to average loans (1)                                .01%         .04%
                                                        -------      -------
                                                        -------      -------

      Allowance for loan losses to average loans           1.83%        1.83%
                                                        -------      -------
                                                        -------      -------

      Allowance for loan losses to period-end loans        1.81%        1.78%
                                                        -------      -------
                                                        -------      -------

     (1) Amounts annualized

Non-interest Income and Expenses
- --------------------------------

      The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 1996 and 1995.

     In thousands
     ------------
                                           Three Months Ended
                                           ------------------
                                                 March 31
                                                 --------

                                             1996        1995
                                             ----        ----
      Non-interest income
        Trust income                       $  531      $  402
        Service charges on
         deposit accounts                     353         290
        Gains on sales of mortgage
         loans held for sale                  195         108
        Gains on sales of securities
         available for sale                    35          -
         Other                                120          98
                                            -----       -----

           Total non-interest income       $1,234      $  898
                                            -----       -----
                                            -----       -----

      Non-interest expenses
        Salaries and employee
         benefits                          $1,833      $1,525
        Net occupancy expense                 232         174
        Furniture and equipment
         expense                              345         260
        FDIC insurance                          1         124
        Other                                 792         700
                                            -----       -----

        Total non-interest
          expenses                         $3,203      $2,783
                                            -----       -----
                                            -----       -----

       Non-interest income increased $336,000, or 37.4%, for the first quarter of 1996, compared to the same period in 1995. Trust income increased $129,000 or 32.1% in the first quarter of 1996, as compared to the same period in 1995. Trust assets under management at March 31, 1996 were $359,000,000 as compared to $343,000,000 at December 31, 1995.

       Service charges on deposit accounts increased $63,000 or 21.7% in the first quarter of 1996, as compared to the same period in 1995. Growth in deposit accounts spurred by the introduction of new deposit products and by opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for some deposit services were raised in the second quarter of 1995.

       Gains on sales of mortgage loans were $195,000 in the first quarter of 1996 compared to $108,000 in 1995. The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market. As interests rates decreased in the second half of 1995 and again in February, 1996, the volume of loans originated and sold has increased.

       Gains on sales of securities available for sale during the first quarter of 1996 as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

       Other non-interest income increased $22,000 or 22.4% in the first quarter of 1996 compared to 1995. Numerous factors contribute to this increase including highersafe deposit box and service fees and growth in credit card merchant fees.

       Non-interest expenses increased $420,000 or 15.1% for the first quarter of 1996 compared to the same period in 1995. Salaries and employee benefits increased $308,000, or 20.2%, for the first quarter of 1996 compared to the same period in 1995. These increases arose in part from regular salary increases. Also, employees were added throughout 1995 with the opening of new branches. The Bank had 201 full time equivalent employeees as of March 31, 1996 and 169 full time equivalent employees as of March 31, 1995. Net occupancy expense increased $58,000 or 33.3% in the first quarter of 1996, as compared to 1995. Furniture and equipment expense increased $85,000, or 32.7%, for the first quarter of 1996 compared to 1995. These increases are largely due to the opening of new banking centers. In 1995 the Bank opened its Outer Loop banking center and Elizabethtown loan production office. In the first quarter of 1996, a loan production office in Lexington was opened. Expansion in facilities and technology resulted in increased occupancy and equipment expenses. FDIC insurance expense decreased by almost 100% in the first quarter of 1996 as compared to 1995. During the third quarter of 1995, the FDIC determined the Bank Insurance Fund had been replenished effective May, 1995. Accordingly, they reduced the premium paid by well capitalized banks from 23 cents per $100 of deposits to 4 cents per $100 of deposits. Additionally, they refunded over payments of deposit insurance premiums. Subsequently the FDIC has reduced its assessment on well capitalized banks to the minimum assessment payment allowed of $1,000 per semiannual period. The Bank's FDIC expense has been reduced accordingly. Other non-interest expenses have increased 13.1% in the first quarter as compared to 1995. Again, these increases are reflective of the Bank's expansion.

      Income Taxes
      ------------

      Bancorp had income tax expense of $519,000 for the first three months of 1996, compared to $455,000 for the same period in 1995. The effective rate was 32.6% in 1996 and 32.8% in 1995.

B.    FINANCIAL CONDITION


      Total Assets
      ------------

      Total assets increased $7,528,000 from December 31, 1995 to March 31, 1996. Average assets for the first three months of 1996 were $321,069,000. Total assets at March 31, 1996 increased $46,448,000 from March 31, 1995, representing a 16.3% increase. Since year end, loans have increased approximately $5.5 million; cash due from banks and federal funds sold decreased $4.5 million; mortgage loans held for sale increased $3.5 million; securities available for sale decreased $5.9 million, and securities held to maturity increased $8.1 million.

      Nonperforming Loans and Assets
      ------------------------------

      Nonperforming loans, which include restructured, nonaccrual and loans past due over 90 days, totaled $859,000 at March 31, 1996 and $1,212,000 at December 31, 1995. This represents .33% of total loans at March 31, 1996 compared to .48% at December 31, 1995.

     Nonperforming assets, which include nonperforming loans and other real estate owned, (the bank had no other real estate owned at March 31, 1996 or December 31, 1995) totaled $859,000 at March 31, 1996 and $1,212,000 at
December 31, 1995. This represents .26% of total assets at March 31, 1996 compared to .37% at December 31, 1995.

C.    LIQUIDITY

      The role of liquidity is to ensure that funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources - principally deposits.

      The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. An increase in loans affects liquidity as the repayment of principal and interest are a daily source of funds. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination ($100,000 and over) certificates of deposit, is another source of funds. The majority of these deposits are from long term customers and are a stable source of funds. In addition, federal funds purchased continue to be a source of funds. Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. These credit services provide the Bank with another source of funds. To date, the Bank has not accessed this source of funds.

      Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 1996, the Bank may pay up to $5,951,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At March 31, 1996, stockholders' equity totaled $28,364,000, an increase of $750,000 or 2.7% since December 31, 1995.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At March 31, 1996, Bancorp's tier 1 and total risk based capital ratios were 11.1% and 12.5%, respectively, compared to 11.1% and 12.0%, respectively, at December 31, 1995.  These ratios exceed the 4.00% tier 1 and
8.0% total risk based capital minimums.  A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk-based capital requirements.  The minimum leverage ratio is 3%; however, most bank holding companies are required to maintain a minimum in excess of this percentage.  Bancorp's leverage ratio at March 31,
1996 was 8.5% compared to 8.4% at December 31, 1995.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     (11)  Computation of Per Share Earnings

(b)  Reports on Form 8-K

     The registrant was not required to file a Form 8-K for any of the three months ended March 31, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             S.Y. BANCORP, INC.


Date:   May 14, 1996                         By: David H. Brooks
                                                -------------------------------
                                                David H. Brooks, Chairman
                                                and Chief Executive Officer


Date:   May 14, 1996                         By: David P. Heintzman
                                                -------------------------------
                                                David P. Heintzman, President


Date:   May 14, 1996                         By: Nancy B. Davis
                                                -------------------------------
                                                Nancy B. Davis, Senior Vice
                                                President, Treasurer and
                                                Chief Financial Officer