Form 10-Q
period 1996-06-30
S Y BANCORP INC
filed 1996-08-12
CIK 835324

FORM 10-Q
	            SECURITIES AND EXCHANGE COMMISSION
                  	Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30,1996
                               ------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------.

Commission file number            17262
                       ----------------------------
                             S. Y. BANCORP, INC.
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
 (State or other jurisdiction                        (I.R.S. Employer
        or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
- ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)

                              (502)  582-2571
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
- -----------------------------------------------------------------------------

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value -- 1,634,715
               shares issued and outstanding at July 5, 1996

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   The following consolidated financial statements of S.Y.
Bancorp, Inc. and Subsidiary (Stock Yards Bank & Trust Company) are submitted herewith:

	--Consolidated Balance Sheets
	  June 30, 1996 and December 31, 1995

	--Consolidated Statements of Income
	  for the three months ended June 30, 1996 and 1995

	--Consolidated Statements of Income
	  for the six months ended June 30, 1996 and 1995

	--Consolidated Statements of Cash Flows
        for the six months ended June 30, 1996 and 1995

	--Notes to Consolidated Financial Statements


                       S.  Y. BANCORP, INC. AND SUBSIDIARY
                           Consolidated  Balance Sheets
                      	 June 30, 1996 and December 31, 1995

                                            June 30, 1996     December 31, 1995
(In thousands, except share data)
     Assets
Cash and due from banks                       $ 14,148              $ 16,229
Mortgage loans held for sale                     7,986                 3,910
Securities available for sale (amortized
  cost $16,393 in 1996 and $15,117 in 1995)     16,490                15,545
Securities held to maturity (approximate market
  value $34,270 in 1996 and $27,055 in 1995)    33,902                26,710
Loans                                          271,148               252,937
  Less allowance for loan losses                 4,838                 4,507
                                               -------               -------
    Net loans                                  266,310               248,430
Premises and equipment                           7,974                 6,817
Accrued interest receivable                      2,212                 2,192
Other assets                                     5,012                 4,521
                                               -------               -------
TOTAL ASSETS                                  $354,034              $324,354
                                               =======               =======

     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                        $ 51,205              $ 48,460
  Interest bearing                             249,492               232,133
                                               -------               -------
   Total deposits                              300,697               280,593
Securities sold under agreements
  to repurchase and federal funds purchased     16,803                12,349
Short-term borrowings                            3,722                   745
Accrued interest payable and
  other liabilities                              2,906                 2,446
Subordinated debentures                            607                   607
                                               -------               -------
TOTAL LIABILITIES                              324,735               296,740
                                               -------              --------
Stockholders' equity
  Common stock, no par value; 5,000,000
   shares authorized in 1996 and 3,000,000
   in 1995; 1,634,715 and1,627,334 shares
   issued and outstanding in 1996 and 1995,
   respectively                                  5,448                 5,423
  Surplus                                       13,370                13,245
  Retained earnings                             10,417                 8,664
  Net unrealized gain
   on securities available for sale                 64                   282
                                               -------               -------
TOTAL STOCKHOLDERS' EQUITY                      29,299                27,614
                                               -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $354,034             $ 324,354
                                               =======	         =======

See accompanying notes to consolidated financial statements.

                      S.Y. BANCORP, INC. AND SUBSIDIARY
                     	Consolidated Statements of Income
              	For the three months ended June 30, 1996 and 1995
                                                 1996         1995
(In thousands, except share and per share data)
Interest income
   Loans                                       $6,123       $5,344
   Federal funds sold                              27          188
   Mortgage loans held for sale                   150           43
   U.S. Treasury and Federal agencies             567          528
   Obligations of states and political
     subdivisions                                  99           54
   Other securities                                23           21
                                                -----        -----
         Total interest income                  6,989        6,178
                                                -----        -----
Interest expense
   Deposits                                     2,780        2,387
   Securities sold under agreements
     to repurchase and federal funds purchased    183          169
   Short-term borrowings                           18           26
   Subordinated debentures                         12           12
                                                -----        -----
         Total interest expense                 2,993        2,594
                                                -----        -----
         Net interest income                    3,996        3,584
Provision for loan losses                         180          480
                                                -----        -----
         Net interest income after
           provision for loan losses            3,816        3,104
                                                -----        -----
Non-interest income
   Investment management and trust services       608          601
   Service charges on deposit accounts            382          305
   Gains on sales of mortgage loans
     held for sale                                294          191
   Other                                          129          140
                                                -----        -----
          Total non-interest income             1,413        1,237
                                                -----        -----
Non-interest expenses
   Salaries and employee benefits               1,889        1,500
   Net occupancy expense                          252          184
   Furniture and equipment expense                327          256
   FDIC insurance                                   -          125
   Other                                          784          677
                                                -----        -----
           Total non-interest expenses          3,252        2,742
                                                -----        -----
Income before income taxes                      1,977        1,599
Income tax expense                                641          525
        						   	-----    	 -----
Net income                                     $1,336       $1,074
                                                =====        =====


Net income per share
   Primary and fully diluted                   $  .79       $  .65
                                        		 ====         ====
Average common shares
   Primary	                                 1,682,179    1,649,916
 							   =========    =========
   Fully diluted                             1,684,267    1,649,913
                                             =========    =========

See accompanying notes to consolidated financial statements.

                      S.Y. BANCORP, INC. AND SUBSIDIARY
                     	Consolidated Statements of Income
                	For the six months ended June 30, 1996 and 1995
                                                  1996          1995
(In thousands, except share and per share data)
Interest income
   Loans                                       $11,981       $10,256
   Federal Funds sold                               76           337
   Mortgage loans held for sale                    231            69
   U.S. Treasury and Federal agencies            1,089         1,078
   Obligations of states and political
     subdivisions                                  195           104
   Other securities                                 44            42
                                                ------        ------
Total interest income                           13,616        11,886
                                                ------        ------
Interest expense
   Deposits                                      5,485         4,373
   Securities sold under agreements
     to repurchase and federal funds purchased     334           360
   Short-term borrowings                            38            56
   Subordinated debentures                          23            23
				                         -----	   -----
Total interest expense                           5,880         4,812
                                                 -----         -----
Net interest income                              7,736         7,074
Provision for loan losses                          360           700
                                                 -----         -----
Net interest income after
    provision for loan losses                    7,376         6,374
                                                 -----         -----
Non-interest income
   Investment management and trust services      1,139         1,003
   Service charges on deposit accounts             735           595
   Gains on sales of mortgage loans
     available for sale                            489           299
   Gains on sales of securities
     held for sale                                  35             -
   Other                                           249           238
                                                 -----         -----
Total non-interest income                        2,647         2,135
                                                 -----         -----
Non-interest expenses
   Salaries and employee benefits                3,722         3,025
   Net occupancy expense                           484           358
   Furniture and equipment expense                 672           516
   FDIC insurance                                    1           249
   Other                                         1,576         1,377
                                                 -----         -----
Total non-interest expenses                      6,455         5,525
                                                 -----         -----
Income before income taxes                       3,568         2,984
Income tax expense                               1,160           980
                                                 -----         -----
Net income                                      $2,408        $2,004
                                                 =====         =====
Net income per share
   Primary and fully diluted                    $ 1.43       $  1.21
                                                  ====          ====
Average common shares
   Primary	                                 1,679,276     1,649,496
                                             =========     =========
   Fully diluted                             1,683,989     1,650,610
                                             =========     =========

See accompanying notes to consolidated financial statements.

                      S.Y. BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                For the six months ended June 30, 1996 and 1995
(In thousands)                                               1996      1995
Operating Activities
  Net income                                              $ 2,408  $  2,004
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for loan losses                               360       700
      Depreciation, amortization and accretion, net           510       326
      Gain on sales of mortgages held for sale            (   489)  (   299)
  (Increase) decrease in mortgage loans held for sale     ( 3,587)  ( 1,387)
  (Increase) decrease in accrued interest receivable      (    20)        6
  (Increase) decrease in other assets                     (   312)  (   850)
  Increase (decrease) in accrued interest payable              63       489
  Increase (decrease) in other liabilities                    397   (   282)
                                                           ------    ------
Net cash provided (used) by operating activities          (   670)      707
                                                           ------    ------
Investing Activities
  Net (increase) decrease in federal funds sold                 -     8,000
  Purchases of securities held to maturity                (16,500)  (28,729)
  Purchases of securities available for sale              ( 6,996)        -
  Proceeds from maturities of securities
      held to maturity                                      9,164    16,624
  Maturities of securities available for sale               1,010     3,001
  Proceeds from sales of securities
      available for sale                                    4,850         -
  Net (increase) decrease in loans                        (18,240)  (20,464)
  Purchases of premises and equipment                     ( 1,663)  (   708)
                                                           ------    ------
Net cash provided (used) by investing activities          (28,375)  (22,276)
                                                           ------    ------
Financing Activities
  Net increase (decrease) in deposits                      20,104    25,558
  Net increase (decrease) in securities sold under
      agreements to repurchase                              4,454   (   169)
  Net increase (decrease in short-term borrowings           2,977       104
  Exercise of stock options                                    84        24
  Cash dividends paid                                     (   655)  (   518)
                                                           ------    ------
Net cash provided (used) by financing activities           26,964    24,999
                                                           ------    ------
Net increase (decrease) in cash and cash equivalents      ( 2,081)    3,430
Cash and cash equivalents at beginning of period           16,229    10,350
                                                           ------    ------
Cash and cash equivalents at end of period                $14,148   $13,780
                                                           ======    ======
Income tax payments were $1,276,000 in 1996, and $1,146,000 in 1995.
Cash paid for interest was $5,817,000 in 1996, and $5,299,000 in 1995.
Noncash investing and financing activities aggregated $66,000 in 1996 and
 $50,000 in 1995.

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

     The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company. All significant intercompany transactions have been eliminated in consolidation.

     Effective January 1, 1996, Bancorp adopted three new accounting pronouncements. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets such as bank premises and equipment and real estate acquired in satisfaction of debt, be reviewed for appropriate valuation. SFAS No. 122, "Accounting for Mortgage Servicing Rights," applies to all companies with mortgage banking operations and requires capitalization of mortgage servicing rights, regardless of whether they were acquired through purchase or origination activities. The implementation of these accounting standards did not have a significant impact on the Company's financial position or results of operations.
SFAS No. 123, "Accounting for Stock-Based Compensation," introduces the use of a new fair value based method of accounting for stock-based compensation arrangements, but permits companies to retain the intrinsic value based method prescribed by Accounting Principles Board
APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Bancorp intends to continue using the intrinsic value based method and will provide expanded disclosures related to the fair value method of accounting for stock-based compensation. These disclosures are not required for interim financial statements.

     A description of other significant accounting policies is presented in the Consolidated Financial Statements for the year ended December 31, 1995 included in S.Y. Bancorp, Inc.'s Annual Report, and its Form 10-K for the year then ended.

	Interim results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses

	An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                              1996          1995

     Beginning balance                       $4,507        $3,649
     Provision for loan losses                  360           700
     Loans charged off                       (   54)       (  244)
     Recoveries                                  25            61
                                              -----         -----
     Ending balance                          $4,838        $4,166
                                              =====         =====

Information regarding impaired loans at June 30, 1996 follows:

     Recorded investment in impaired loans 	            $ 1,346,000
     Impaired loans with Statement 114 valuation allowance	$   217,000
     Amount of Statement 114 valuation allowance		$   217,000
     Amount of impaired loans without Statement 114
          valuation allowance			            	$ 1,129,000
                                                             ==========
Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations

	This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company
("the Bank") for the three and six months ended June 30, 1996 and compares those periods with the same periods of the previous year.
Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of the Bank that have occurred since December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,336,000 for the three months ended June 30, 1996 increased $262,000 or 24.4% from $1,074,000 for the comparable 1995 period. Net income per share on a fully diluted basis was $.79 for the second quarter of 1996, an increase of 21.5% from the $.65 for the same period in 1995. Return on average assets and return on average stockholders' equity was 1.65% and 18.52%, respectively, for the second quarter of 1996, compared to 1.49% and 16.89%, respectively, for the same period in 1995.

     	Net income of $2,408,000 for the six months ended June 30, 1996 increased $404,000 or 20.2% from $2,004,000 for the comparable 1995 period. Net income per share on a fully diluted basis was $1.43 for the first six months of 1996, an increase of 18.2% from the $1.21 for the same period in 1995. Return on average assets and return on average stockholder's equity was 1.47% and 16.93%, respectively, for the first six months of 1996 compared to 1.44% and 16.06%, respectively, for the same period in 1995.

    The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income
 	                           Three Months Ended       Six Months Ended
                                      June 30                June 30
                                 1996          1995       1996        1995
(In thousand except percentages)
Interest income               $ 6,989       $ 6,178   $ 13,616    $ 11,886
Tax equivalent adjustment          52            38        103          73
                                -----         -----     ------      ------
Interest income, tax
  equivalent basis              7,041         6,216     13,719      11,959

Total interest expense          2,993         2,594      5,880       4,812
                                -----         -----     ------      ------
Net interest income, tax
    equivalent basis  (1)     $ 4,048       $ 3,622   $  7,839    $  7,147
                      	        =====         =====      =====       =====
Net interest spread (2),
    annualized                   4.23%         4.41%      4.17%       4.51%
 					   ====          ====       ====        ====
Net interest margin(3),
    annualized                   5.13%         5.35%      5.08%       5.44%
                                 ====          ====       ====        ====

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

	Fully taxable equivalent net interest income of $4,048,000 for the three months ended June 30, 1996 increased $426,000 or 11.8% from $3,622,000 for the same period last year. For the six months ended June 30, 1996, net interest income of $7,839,000 increased $692,000 or 9.7% from $7,147,000 for the same period last year. Net interest spread and net interest margin were 4.23% and 5.13%, respectively, for the second quarter of 1996 and 4.41% and 5.35%, respectively, for the second quarter of 1995. Net interest spread and net interest margin were 4.17% and 5.08%, respectively, for the first six months of 1996 and 4.51% and 5.44%, respectively, for the same period in 1995. Interest rates have declined steadily since mid 1995. As discussed in the second following paragraph the bank is liability sensitive. Variable rate loans, approximately 50% of the Bank's largest interest earning asset, reprice immediately with a change in prime rates; whereas deposits, the Bank's largest interest bearing liability, do not respond as quickly. Also, the Bank is experiencing loan growth; however, the average rate earned on these loans is decreasing as rates fall. Thus, net interest spread and margin are decreasing.

	Average earning assets increased $45,442,000 or 17.2% to $310,250,000 for the first six months of 1996 compared to 1995. Average interest bearing liabilities increased $39,151,000 or 18.5% to $250,221,000 for the first six months of 1996 compared to 1995.

Interest rate sensitivity has a major impact on the earnings of the Bank.
As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Bank manages its interest rate risk by primarily making variable rate loans. The Bank does, however, make fixed rate loans which it matches, along with investment securities, against longer term fixed rate time deposits. At June 30, 1996, interest bearing liabilities repricing within one year exceeded interest earning assets repricing within one year. The cumulative interest sensitivity gap through one year was approximately 2% negagive. A position of interest bearing liabilities repricing more quickly than interest earning assets generally allows for a positive impact on net interest income in periods of falling interest rates and a negative impact in periods of rising interest rates. Bank management is aware, however, that while interest rates on approximately 50% of the loan portfolio are fixed, it will be necessary to re-negotiate rates on some of these loans if prime rate drops.
In early June, 1996, the Bank entered into a two year interest rate swap contract with a corresondent bank which effectively converts certain floating rate loans to fixed rate loans. The notional amount of the contract is $20 million. Bancorp has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

Provision for Loan Losses
	The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other such factors that, in management's judgement, deserve current recognition in estimating loan losses.

	An analysis of the changes in the allowance for loan losses and selected ratios follows:

                                                           Six months ended
                                                               June 30
                                            								      1996         1995
  Balance at January 1                                $  4,507     $  3,649
  Provision for loan losses                                360          700
  Loan charge-offs, net of recoveries                 (     29)    (    183)
                                                       -------      -------
  Balance at June 30                                  $  4,838     $  4,166
                                                         =====        =====
  Average loans, net of unearned                      $262,159     $216,012
                                                       =======      =======
  Provision for loan losses to average loans (1)           .27%         .65%
  	                  				         =====        =====
  Net loan charge-offs
   to average loans (1)                                    .02%         .17%
                                                         =====        =====

  Allowance for loan losses to average loans              1.85%        1.93%
                                                         =====        =====
  Allowance for loan losses to period-end loans           1.78%        1.83%
                                                         =====        =====
 (1) Amounts annualized

Non-interest Income and Expenses

	The following table sets forth the major components of non-interest income and expenses for the three and six months ended June 30, 1996 and 1995.

                              Three Months Ended         Six Months Ended
                                   June 30                   June 30
                              1996          1995         1996        1995
In thousands
Non-interest income
     Investment management
       and trust services     $  608        $  601        $1,139      $1,003
     Service charges on
      deposit accounts           382           305           735         595
     Gains on sales of mortgage
      loans held for sale        294           191           489         299
     Gains on sales of securities
      available for sal            -             -            35          -
      Other                      129           140           249         238
                               -----         -----         -----       -----
Total non-interest income     $1,413        $1,237        $2,647      $2,135
	 			       =====         =====         =====       =====


Non-interest expenses
    Salaries and employee
     benefits                 $1,889        $1,500        $3,722      $3,025
    Net occupancy expense        252           184           484         358
    Furniture and equipment
     expense                     327           256           672         516
    FDIC insurance                 -           125             1         249
    Other                        784           677         1,576       1,377
                               -----         -----         -----       -----
 Total non-interest expense   $3,252        $2,742        $6,455      $5,525
 			             =====         =====         =====       =====

    Non-interest income increased $176,000, or 14.2%, for the second quarter of 1996, and $512,000 or 24.0% for the first six months of 1996 compared to the same periods in 1995. Trust income increased $7,000 or 1.2% and $136,000 or 13.6% in the first half of 1996, as compared to the same periods in 1995.
Trust assets under management at June 30, 1996 were $379,800,000 as compared to $343,000,000 at December 31, 1995.

	Service charges on deposit accounts increased $77,000 or 25.2% in the second quarter of 1996, and $140,000 or 23.5% in the first six months of 1996, as compared to the same periods in 1995. Growth in deposit accounts spurred by the introduction of new deposit products and by opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for some deposit services were raised in the second quarter of 1995.

   Gains on sales of mortgage loans were $294,000 in the second quarter of 1996 compared to $191,000 in 1995 and $489,000 in the first half of 1996 compared to $299,000 in 1995. The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market. As interest rates decreased in the second half of 1995 and again in February, 1996, the volume of loans originated and sold has increased.

  	Gains on sales of securities available for sale during the first quarter of
1996 occurred when management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

  	Other non-interest income decreased $11,000 or 7.9% in the second quarter of
1996 and increased $11,000 or 4.6% in the first six months of 1996 compared to
1995. No matters of special significance are noted for this area.

  	Non-interest expenses increased $510,000 or 18.6% for the second quarter of
1996 and $930,000 or 16.8% for the first half of 1996 as compared to 1995 compared to the same periods in 1995.  Salaries and employee benefits increased $389,000, or 25.9%, for the second quarter of 1996 and $697,000 or
23.0% for the first half of 1996 compared to the same periods in 1995.
These increases arose in part from regular salary increases.  Also, employees were added throughout 1995 with the opening of new branches.  The Bank had 207 full time equivalent employees as of June 30, 1996 and 177 full time equivalents as of June 30, 1995.  Net occupancy expense increased $68,000 or
37.0% in the second quarter of 1996, and $126,000 or 35.2% in the first half of 1996 as compared to 1995.  Furniture and equipment expense increased
$71,000, or 27.8%, for the second quarter of 1996 and $156,000 or 30.2% in the first six months of 1996 compared to 1995.  These increases are largely due to the opening of new banking centers.  In 1995 the Bank opened its Outer
Loop banking center and Elizabethtown loan production office.  In the first quarter of 1996, a loan production office in Lexington was opened.  Expansion in facilities and technology resulted in increased occupancy and equipment expenses.  FDIC insurance expense decreased by almost 100% in 1996 as compared to 1995.  During the third quarter of 1995, the FDIC determined the
Bank Insurance Fund had been replenished effective May, 1995.  Accordingly, they reduced the premium paid by well capitalized banks from 23 cents per
$100 of deposits to 4 cents per $100 of deposits. Additionally, they refunded overpayments of deposit insurance premiums. Subsequently the FDIC has reduced its assessment on well capitalized banks to theminimum assessment payment allowed of $1,000 per semiannual period.  The Bank's FDIC expense has been reduced accordingly.  Other non-interest expenses have increased 15.8%
in the second quarter and 14.5% in the first half of 1996. Again, these increases are reflective of the Bank's expansion.

Income Taxes

	Bancorp had income tax expense of $1,160,000 for the first six months of 1996, compared to $980,000 for the same period in 1995.  The effective rate was
32.5% In 1996 and 32.8% in 1995.

B.	FINANCIAL CONDITION

Total Assets

	Total assets increased $29,680,000 from December 31, 1995 to June 30, 1996.
Average assets for the first six months of 1996 were $328,799,000.  Total assets at June 30, 1996 increased $52,992,000 from June 30, 1995, representing a 17.6%
increase.  Since year end, loans have increased approximately $18.2 million;
cash due from banks and federal funds sold decreased $2.0 million; mortgage loans held for sale increased  $4.0 million;  securities available for sale increased $1million, and securities held to maturity increased $7.2 million.


Nonperforming Loans and Assets

	Nonperforming loans, which include restructured, nonaccrual and loans past due over 90 days, totaled $1,346,000 at June 30, 1996 and $1,212,000 at December 31,
1995.  This represents .50% of total loans at June 30, 1996 compared to .48%
at December 31, 1995.


	Nonperforming assets, which include nonperforming loans and other real estate owned, (the bank had no other real estate owned at June 30, 1996 or December 31,
1995 totaled $1,346,000 at June 30, 1996 and $1,212,000 at December 31, 1995.
This represents .38% of total assets at June 30, 1996 compared to .37% at
December 31, 1995.

C.    LIQUIDITY

	The role of liquidity is to ensure that funds are available to meet depositors'withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources
- - principally deposits.

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

	Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 1996, the Bank may pay up to $6,970,000 in
dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At June 30, 1996, stockholders' equity totaled $29,299,000, an increase of $1,685,000 or 6.1% since December 31, 1995.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At June 30, 1996, Bancorp's tier 1 and total risk based capital ratios were 10.9% and 12.4%, respectively, compared to 11.1% and 12.0%, respectively, at December 31, 1995. These ratios exceed the 4.00% tier 1 and 8.0% total risk based capital minimums. A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk-based capital requirements. The minimum leverage ratio is 3%;
however, most bank holding companies are required to maintain a minimum in excess of this percentage. Bancorp's leverage ratio at June 30, 1996 was 8.3% compared to 8.4% at December 31,1995.

PART II - OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders

      On April 24, 1996, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 1,363,055 shares, and those shares were as follows.

   (1) Fixing the number of directors at fifteen (15) and electing at the Annual Meeting five (5) directors:

     FOR: 1,351,132		AGAINST:  3,135		ABSTAIN:  8,786

(2) Election of Directors: Bancorp has a staggered board of Directors. The following individuals were nominated in 1996. All nominees were elected.


                                  	  FOR	     	  AGAINST	  	ABSTAIN
     Charles Edinger		     1,361,205        271		     -
     David Heintzman	           1,361,476	 	-	 	     -
     Norman Tasman		     1,361,355	    121		     -
     Kathy Thompson	           1,361,476 		- 		     -
     Bert Trompeter	           1,361,488	    226		     -

(3) Approving the proposed form of Indemnification agreement with the Board of Directors.

            FOR:  1,321,565		AGAINST:  15,390		ABSTAIN:  26,100

(4) Approving the Amendment of the Articles of Incorporation to increase the number of authorized shares from 3,000,000 to 5,000,000.

            FOR:  1,338,964		AGAINST:  15,542		ABSTAIN:  8,550


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        (11)  Computation of Per Share Earnings

    (b) Reports on Form 8-K

        The registrant was not required to file a Form 8-K for any of the three months ended June 30, 1996.

                                    SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	                                       S.Y. BANCORP, INC.


Date:   August 12, 1996                         By: \s\ David H. Brooks


                                     	      David H. Brooks, Chairman
                                                and Chief Executive Officer


Date:   August 12, 1996                         By: \s\ David P. Heintzman


                                                David P. Heintzman, President


Date:   August 12, 1996                         By: \s\ Nancy B. Davis


                                                Nancy B. Davis, Senior Vice
                                                President, Treasurer and Chief
                                                Financial Officer