Form 10-Q
period 1996-09-30
S Y BANCORP INC
filed 1996-11-13
CIK 835324

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30,1996
                               -----------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to -----------------.

Commission file number            17262
                       ---------------------------
     S.Y. BANCORP, INC.
------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Kentucky                                         61-1137529
-----------------------------                    -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
     or organization)                                 Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
------------------------------------------------------------------------------
                     (Address of principal executive offices)

                              (502)  582-2571
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                               Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 3,271,430
                    shares issued and outstanding at November 10, 1996

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary (Stock Yards Bank & Trust Company) are submitted herewith:

  Consolidated Balance Sheets
  September 30, 1996 and December 31, 1995

  Consolidated Statements of Income
  for the three months ended September 30, 1996 and 1995

  Consolidated Statements of Income
  for the nine months ended September 30, 1996 and 1995

  Consolidated Statements of Cash Flows
  for the nine months ended September 30, 1996 and 1995

  Notes to Consolidated Financial Statements


                      S.Y. BANCORP, INC. AND SUBSIDIARY
                         Consolidated  Balance Sheet
                   September 30, 1996 and December 31, 1995
                                    September 30, 1996    December 31, 1995
                                       ------------------    -----------------
(In thousands, except share data)
     Assets
     ------
Cash and due from banks                       $ 16,392              $ 16,229
Federal funds sold                               6,500                    -
Mortgage loans held for sale                     5,256                 3,910
Securities available for sale (amortized
  cost $14,401 in 1996 and $15,117 in 1995)     14,596                15,545
Securities held to maturity (approximate market
  value $32,144 in 1996 and $27,055 in 1995)    32,544                26,710
Loans                                          286,261               252,937
  Less
    Allowance for loan losses                    4,888                 4,507
                                               -------               -------
       Net loans                               281,373               248,430
Premises and equipment                           8,856                 6,817
Accrued interest receivable                      2,199                 2,192
Other assets                                     5,615                 4,521
                                               -------               -------
TOTAL ASSETS                                  $373,331              $324,354
                                               =======               =======
     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits
  Non-interest bearing                         $ 56,885              $ 48,460
  Interest bearing                              268,144               232,133
                                                -------               -------
    Total deposits                              325,029               280,593
Securities sold under agreements
  to repurchase and federal funds purchased      10,831                12,349
Short-term borrowings                             3,691                   745
Accrued interest payable and
  other liabilities                               2,653                 2,446
Subordinated debentures                             607                   607
                                                -------               -------
TOTAL LIABILITIES                               342,811               296,740
                                                -------               -------
Stockholders' equity
  Common stock, no par value; 5,000,000
   shares authorized; 3,271,430 and
   3,250,428 shares issued and outstanding
   in 1996 and 1995, respectively (note 1)        5,451                  5,423
  Surplus                                        13,390                 13,245
  Retained earnings                              11,550                  8,664
  Net unrealized gain
   on securities available for sale (net of tax)    129                    282
                                                -------                -------
TOTAL STOCKHOLDERS' EQUITY                       30,520                 27,614
                                                -------                -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $373,331              $ 324,354
                                                =======                =======
See accompanying notes to consolidated financial statements.




                       S.Y. BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
              For the three months ended September 30, 1996 and 1995
                                                 1996         1995
                                                 ----         ----
(In thousands, except share and per share data)
Interest income
   Loans                                       $6,446       $5,759
   Federal funds sold                             120          102
   Mortgage loans held for sale                   136           98
   U.S. Treasury and Federal agencies             663          546
   Obligations of states and political
     subdivisions                                  95           93
   Other securities                                24           20
                                                -----        -----
         Total interest income                  7,484        6,618
                                                -----        -----
Interest expense
   Deposits                                     3,017        2,669
   Securities sold under agreements
     to repurchase and federal funds purchased    157          173
   Short-term borrowings                           23           38
   Subordinated debentures                         11           11
                                                -----        -----
         Total interest expense                 3,208        2,891
                                                -----        -----
         Net interest income                    4,276        3,727
Provision for loan losses                         180          380
                                                -----        -----
         Net interest income after
           provision for loan losses            4,096        3,347
                                                -----        -----
Non-interest income
   Investment management and trust services       603          543
   Service charges on deposit accounts            394          318
   Gains on sales of mortgage loans
     held for sale                                260          246
   Other                                          150           97
                                                -----        -----
         Total non-interest income              1,407        1,204
                                                -----        -----
Non-interest expenses
   Salaries and employee benefits               2,061        1,652
   Net occupancy expense                          240          305
   Furniture and equipment expense                363          303
   FDIC insurance                                   1          (13)
   Other                                          663          700
                                                -----        -----
         Total non-interest expenses            3,328        2,947
                                                -----        -----
         Income before income taxes             2,175        1,604
Income tax expense                                715          516
                                                -----        -----
         Net income                            $1,460       $1,088
                                                =====        =====
Net income per share (note 1)
   Primary                                     $  .44       $  .33
                                                =====        =====
   Fully diluted                                  .43          .33
                                                =====        =====
Average common shares (note 1)
   Primary                                  3,370,198    3,306,076
                                            =========    =========
   Fully diluted                            3,384,510    3,306,974
                                            =========    =========
See accompanying notes to consolidated financial statements.





                        S.Y. BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
              For the nine months ended September 30, 1996 and 1995
                                                  1996          1995
(In thousands, except share and per share data)   ----          ----
Interest income
   Loans                                       $18,427       $16,015
   Federal Funds sold                              196           439
   Mortgage loans held for sale                    367           167
   U.S. Treasury and Federal agencies            1,752         1,624
   Obligations of states and political
     subdivisions                                  290           197
   Other securities                                 68            62
                                                ------        ------
         Total interest income                  21,100        18,504
                                                ------        ------
Interest expense
   Deposits                                      8,502         7,042
   Securities sold under agreements
     to repurchase and federal funds purchased     491           533
   Short-term borrowings                            61            94
   Subordinated debentures                          34            34
                                                ------        ------
         Total interest expense                  9,088         7,703
                                                ------        ------
         Net interest income                    12,012        10,801
Provision for loan losses                          540         1,080
                                                ------        ------
         Net interest income after
           provision for loan losses            11,472         9,721
                                                ------        ------
Non-interest income
   Investment management and trust services      1,742         1,546
   Service charges on deposit accounts           1,129           913
   Gains on sales of mortgage loans
     held for sale                                 749           545
   Gains on sales of securities
     available for sale                             35             -
   Other                                           399           335
                                                 -----         -----
         Total non-interest income               4,054         3,339
                                                 -----         -----
Non-interest expenses
   Salaries and employee benefits                5,783         4,677
   Net occupancy expense                           724           663
   Furniture and equipment expense               1,035           819
   FDIC insurance                                    2           236
   Other                                         2,239         2,077
                                                 -----         -----
         Total non-interest expenses             9,783         8,472
                                                 -----         -----
         Income before income taxes              5,743         4,588
Income tax expense                               1,875         1,496
                                                 -----         -----
         Net income                             $3,868        $3,092
                                                 =====         =====
Net income per share (note 1)
   Primary and fully diluted                    $ 1.15        $  .94
                                                 =====         =====
Average common shares (note 1)
   Primary                                   3,362,462     3,300,794
                                             =========     =========
   Fully diluted                             3,383,008     3,303,946
                                             =========     =========
See accompanying notes to consolidated financial statements.



                  S.Y. BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
        For the nine months ended September 30, 1996 and 1995
(In thousands)                                               1996        1995
                                                             ----        ----
Operating Activities
  Net income                                              $ 3,868    $  3,092
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for loan losses                               540       1,080
      Depreciation, amortization and accretion, net           800         480
      Gains on sales of mortgages held for sale           (   749)    (   545)
  (Increase) decrease in mortgage loans held for sale     (   597)    ( 3,756)
  (Increase) decrease in accrued interest receivable      (     7)    (   324)
  (Increase) decrease in other assets                     (   932)    ( 1,075)
  Increase (decrease) in accrued interest payable         (   307)        254
  Increase (decrease) in other liabilities                    514     (   389)
                                                           ------      ------
      Net cash provided (used) by operating
        activities                                          3,130     ( 1,183)
                                                           ------      ------
Investing Activities
  Net (increase) decrease in federal funds sold           ( 6,500)      8,000
  Purchases of securities held to maturity                (20,854)    (32,973)
  Purchases of securities available for sale              ( 6,996)          -
  Proceeds from maturities of securities
      held to maturity                                     14,852      29,536
  Maturities of securities available for sale               3,022       3,002
  Proceeds from sales of securities
      available for sale                                    4,850           -
  Net (increase) decrease in loans                        (33,483)    (37,118)
  Purchases of premises and equipment                     ( 2,831)    ( 1,574)
                                                           ------      ------
      Net cash provided (used) by investing
        activities                                        (47,940)    (31,127)
                                                           ------      ------
Financing Activities
  Net increase (decrease) in deposits                      44,436      35,594
  Net increase (decrease) in securities sold under
      agreements to repurchase and federal funds purchased( 1,518)    (   577)
  Net increase (decrease) in short-term borrowings          2,946     (   185)
  Exercise of stock options                                    91          61
  Cash dividends paid                                     (   982)    (   810)
                                                           ------      ------
      Net cash provided (used)
        by financing activities                            44,973      34,083
                                                           ------      ------
Net increase (decrease) in cash and cash equivalents          163       1,773
Cash and cash equivalents at beginning of period           16,229      10,350
                                                           ------      ------
Cash and cash equivalents at end of period                $16,392     $12,123
                                                           ======      ======
Income tax payments were $1,798,000 in 1996, and $1,766,000 in 1995.
Cash paid for interest was $9,395,000 in 1996, and $7,449,000 in 1995.
Noncash investing and financing activities aggregated $467,000 in 1996 and
  $86,000 in 1995.

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

     In June, 1996, Bancorp entered into agreements to purchase 100% of the outstanding stock of the Austin State Bank in Scott County Indiana. That transaction was completed on October 1, 1996. The transaction was accounted for as a purchase. Accordingly, financial information for Austin State Bank will be included in the consolidated financial statements beginning October 1, 1996.

     Effective January 1, 1996, Bancorp adopted three new accounting pronouncements. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets such as bank premises and equipment and real estate acquired in satisfaction of debt, be reviewed for appropriate valuation. SFAS No. 122, "Accounting for Mortgage Servicing Rights," applies to all companies with mortgage banking operations and requires capitalization of mortgage servicing rights, regardless of whether they were acquired through purchase or origination activities. The implementation of these accounting standards did not have a significant impact on Bancorp's financial position or results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," introduces the use of a new fair value based method of accounting for stock-based compensation arrangements, but permits companies to retain the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Bancorp intends to continue using the intrinsic value based method and will provide expanded disclosures related to the fair value method of accounting for stock-based compensation in its 1996 annual report. These disclosures are not required for interim financial statements.

      A description of other significant accounting policies is presented in the Consolidated Financial Statements for the year ended December 31, 1995 included in S.Y. Bancorp, Inc.'s Annual Report, and its Form 10-K for the year then ended.

     Interim results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the entire year.

     Bancorp's common stock split 2-for-1 for shareholders of record on August 30, 1996. The split was effected in the form of a 100% stock dividend and was paid September 17, 1996. All share and per share information has been restated to reflect the stock split.

(2)  Allowance for Loan Losses

    An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                              1996          1995
                                              ----          ----
    Beginning balance                       $4,507        $3,649
    Provision for loan losses                  540         1,080
    Loans charged off                       (  205)       (  505)
    Recoveries                                  46           129
                                             -----         -----
    Ending balance                          $4,888        $4,353
                                             =====         =====

Information regarding impaired loans at September 30, 1996 follows:

     Recorded investment in impaired loans                      $ 856,000
     Impaired loans with Statement 114 valuation allowance      $ 221,000
     Amount of Statement 114 valuation allowance                $ 221,000
     Amount of impaired loans without Statement 114
          valuation allowance                                   $ 635,000


(3)  Subsequent Event

  On October 1, 1996, S.Y. Bancorp, Inc. purchased 100% of the common stock of the Austin State Bank (Austin) in Austin, Indiana. Austin's assets totaled
$ 9million; equity totaled $1.8 million. Total purchase price was $2,675,000. Bancorp now owns two banks. Austin will be able, subject to regulatory approval, to branch in southern Indiana, a natural part of Bancorp's market area.


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company ("the Bank") for the three and nine months ended September 30, 1996 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp.
In addition, the discussion describes the significant changes in the financial condition of the Bank that have occurred since December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I Item 1 of this report.


A.   RESULTS OF OPERATIONS

    Net income of $1,460,000 for the three months ended September 30, 1996 increased $372,000 or 34.2% from $1,088,000 for the comparable 1995 period. Net income per share on a fully diluted basis was $.43 for the third quarter of 1996, an increase of 30.3% from the $.33 for the same period in 1995. Return on average assets and return on average stockholders' equity was 1.71% and 19.12%, respectively, for the third quarter of 1996, compared to 1.41% and 16.37%, respectively, for the same period in 1995.

    Net income of $3,868,000 for the nine months ended September 30, 1996 increased $776,000 or 25.1% from $3,092,000 for the comparable 1995 period.
Net income per share on a fully diluted basis was $1.15 for the first nine months of 1996, an increase of 22.3% from the $.94 for the same period in 1995. Return on average assets and return on average stockholders' equity was 1.52% and 17.76%, respectively, for the first nine months of 1996 compared to 1.43% and 16.17%, respectively, for the same period in 1995.

    The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.





Net Interest Income
In thousands except percentages

                                 Three Months Ended       Nine Months Ended
                                 ------------------       -----------------
                                    September 30            September 30
                                    ------------            ------------
                                 1996          1995       1996           1995
                                 ----          ----       ----           ----
Interest income               $ 7,484       $ 6,618   $ 21,100       $ 18,504
Tax equivalent adjustment          48            52        147            124
                                -----         -----     ------         ------
Interest income, tax
   equivalent basis             7,532         6,670     21,247         18,628
Total interest expense          3,208         2,891      9,088          7,703
                                -----         -----     ------         ------
Net interest income, tax
   equivalent basis  (1)      $ 4,324       $ 3,779   $ 12,159       $ 10,925
                                =====         =====     ======         ======
Net interest spread (2),
  annualized                    4.16%         4.24%      4.16%          4.41%
                                =====         =====     ======         ======
Net interest margin(3),
   annualized                    5.05%         5.20%      5.07%         5.35%
                                =====         =====     ======         ======

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

    Fully taxable equivalent net interest income of $4,324,000 for the three months ended September 30, 1996 increased $545,000 or 14.4% from $3,779,000 for the same period last year. For the nine months ended September 30, 1996, net interest income of $12,159,000 increased $1,234,000 or 11.3% from $10,925,000 for the same period last year. Net interest spread and net interest margin were 4.16% and 5.05%, respectively, for the third quarter of 1996 and 4.24% and 5.20%, respectively, for the third quarter of 1995. Net interest spread and net interest margin were 4.16% and 5.07%, respectively, for the first nine months of 1996 and 4.41% and 5.35%, respectively, for the same period in 1995. Interest rates have declined steadily since mid 1995. As discussed in the second following paragraph the Bank is liability sensitive. Variable rate loans, approximately 50% of the Bank's largest interest earning asset, reprice immediately with a change in prime rates; whereas deposits, the Bank's largest interest bearing liability, do not respond as quickly. Also, the Bank is experiencing loan growth; however, the average rate earned on these loans has decreased as rates have fallen. Thus, net interest spread and margin are decreasing.

    Average earning assets increased $47,592,000 or 17.4% to $320,379,000 for the first nine months of 1996 compared to 1995. Average interest bearing liabilities increased $40,269,000 or 18.4% to $258,556,000 for the first nine months of 1996 compared to 1995.

    Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Bank manages its interest rate risk by primarily making variable rate loans. The Bank does, however, make fixed rate loans which it matches, along with investment securities, against longer term fixed rate time deposits. At September 30, 1996, interest bearing liabilities repricing within one year slightly exceeded interest earning assets repricing within one year. The negative cumulative interest sensitivity gap through one year was approximately 3%.

A position of interest bearing liabilities repricing more quickly than interest earning assets generally allows for a negative impact on net interest income in periods of rising interest rates and a positive impact in periods of declining interest rates. Bank management is aware, however, that while interest rates on approximately 50% of the loan portfolio are contractually fixed, it will be necessary to re-negotiate rates on some of these loans if prime rate drops. In early June, 1996, the Bank entered into a two year interest rate swap contract with a correspondent bank which effectively converts certain floating rate loans to fixed rates. The notional amount of the contract is $20 million. Bancorp has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

Provision for Loan Losses

    The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other such factors that, in management's judgment, deserve current recognition in estimating loan losses.

    An analysis of the changes in the allowance for loan losses and selected ratios follows:

                                                          Nine months ended
                                                             September 30
(In thousands except percentages)                            ------------
                                                          1996         1995
                                                          ----         ----
  Balance at January 1                                $  4,507     $  3,649
  Provision for loan losses                                540        1,080
  Loan charge-offs, net of recoveries                 (    159)    (    376)
                                                       -------      -------
  Balance at September 30                             $  4,888     $  4,353
                                                       =======      =======
  Average loans, net of unearned income               $265,839     $222,926
                                                       =======      =======
  Provision for loan losses to average loans (1)           .27%         .65%
                                                       =======      =======
  Net loan charge-offs
   to average loans (1)                                    .08%         .23%
                                                       =======      =======
  Allowance for loan losses to average loans              1.84%        1.95%
                                                       =======      =======
  Allowance for loan losses to period-end loans           1.71%        1.78%
                                                       =======      =======
(1)  Amounts annualized

Non-interest Income and Expenses

   The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 1996 and 1995.

     In thousands
                                   Three Months Ended         Nine Months Ended
                                  ------------------          -----------------
                                      September 30               September 30
                                     ------------                ------------
                                   1996          1995          1996        1995
                                   ----          ----          ----        ----
     Non-interest income
     Investment management
       and trust services        $  603        $  543        $1,742      $1,546
     Service charges on
      deposit accounts              394           318         1,129         913
     Gains on sales of mortgage
      loans held for sale           260           246           749         545
     Gains on sales of securities
      available for sale             -             -             35          -
      Other                         150            97           399         335
                                  -----         -----         -----       -----
       Total non-interest income $1,407        $1,204        $4,054      $3,339
                                  =====         =====         =====       =====
  Non-interest expenses
    Salaries and employee
     benefits                    $2,061        $1,652        $5,783      $4,677
    Net occupancy expense           240           305           724         663
    Furniture and equipment
     expense                        363           303         1,035         819
    FDIC insurance                    1          ( 13)            2         236
    Other                           663           700         2,239       2,077
                                  -----         -----         -----       -----
    Total non-interest
      expenses                   $3,328        $2,947        $9,783      $8,472
                                  =====         =====         =====       =====


   Non-interest income increased $203,000, or 16.9%, for the third quarter of 1996, and $715,000 or 21.4% for the first nine months of 1996 compared to the same periods in 1995. Trust income increased $60,000 or 11.1% and $196,000 or 12.7% in the first nine months of 1996, as compared to the same periods in 1995. Trust assets under management at September 30, 1996 were $402,900,000 as compared to $343,000,000 at December 31, 1995.

   Service charges on deposit accounts increased $76,000 or 23.9% in the third quarter of 1996, and $216,000 or 23.7% in the first nine months of 1996, as compared to the same periods in 1995. Growth in deposit accounts spurred by the introduction of new deposit products and by opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for deposit services are raised periodically.

    Gains on sales of mortgage loans were $260,000 in the third quarter of 1996 compared to $246,000 in 1995 and $749,000 in the first nine months of 1996 compared to $545,000 in 1995. The Bank operates a mortgage banking division which originatesresidential mortgage loans and sells the loans in the secondary market. As interest rates decreased in the second half of 1995 and again in February, 1996, the volume of loans originated and sold has increased. Somewhat offsetting these volume increases have been shrinking profit margins on loans sold in the secondary market.

    Gains on sales of securities available for sale during the first quarter of 1996 occurred when management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

    Other non-interest income increased $53,000 or 54.6% in the third quarter of 1996 and increased $64,000 or 19.1% in the first nine months of 1996 compared to 1995. The Bank has begun offering brokerage services and income from those services accounts for most of the increases.

    Non-interest expenses increased $381,000 or 12.9% for the third quarter of 1996 and $1,311,000 or 15.5% for the first nine months of 1996 as compared to the same periods in 1995. Salaries and employee benefits increased $409,000, or 24.8%, for the third quarter of 1996 and $1,106,000 or 23.6% for the first nine months of 1996 compared to the same periods in 1995. These increases arose in part from regular salary increases. Also, employees have been added throughout 1995 and 1996 with the opening of new branches. The Bank had 224 full time equivalent employees as of September 30, 1996 and 182 full time equivalents as of September 30, 1995. Net occupancy expense decreased $65,000 or 21.3% in the third quarter of 1996, and increased $61,000 or 9.2% in the first nine months of 1996 as compared to 1995. The Bank had some one time
relocation expenses in the third quarter of 1995.   Furniture and equipment
expense increased $60,000, or 19.8%, for the third quarter of 1996 and $216,000 or 26.4% in the first nine months of 1996 compared to 1995. These increases are largely due to the opening of new banking centers. In 1995 the Bank opened its Outer Loop banking center and Elizabethtown loan production office. In the first quarter of 1996, a loan production office in Lexington was opened.

Expansion in facilities and technology resulted in increased occupancy and equipment expenses. FDIC insurance expense decreased by almost 100% in 1996 as compared to 1995. During the third quarter of 1995, the FDIC determined the Bank Insurance Fund had been replenished effective May, 1995. Accordingly they reduced the premium paid by well capitalized banks from 23 cents per $100 of deposits to 4 cents per $100 of deposits. Additionally, overpayments of deposit insurance premiums were refunded. Subsequently the FDIC has reduced its assessment on well capitalized banks to the minimum assessment payment allowed of $1,000 per semiannual period. Beginning in 1997 banks will begin paying a portion of the interest on debt incurred by the savings and loan bailout.
Banks will pay 1.29 cents for each $100 of deposits, or $42,000 annually at our current level of deposits. Other non-interest expenses have decreased 5.3% in the third quarter and increased 7.8% in the first nine months of 1996. Again, the year to date increase is reflective of the Bank's expansion.

Income Taxes

   Bancorp had income tax expense of $1,875,000 for the first nine months of 1996, compared to $1,496,000 for the same period in 1995. The effective rate was 32.6% in 1996 and 32.8% in 1995.

B.  FINANCIAL CONDITION

Total Assets

   Total assets increased $48,977,000 from December 31, 1995 to September 30, 1996. Average assets for the first nine months of 1996 were $339,732,000. Total assets at September 30, 1996 increased $62,441,000 from September 30, 1995, representing a 20.1% increase. Since year end, loans have increased approximately $33.3 million; cash due from banks and federal funds sold increased $6.7 million; mortgage loans held for sale increased $1.3 million; securities available for sale decreased $1 million, and securities held to maturity increased $5.8 million.

Nonperforming Loans and Assets

   Nonperforming loans, which include restructured, nonaccrual and loans past due over 90 days, totaled $856,000 at September 30, 1996 and $1,212,000 at December 31, 1995. This represents .30% of total loans at September 30, 1996 compared to .48% at December 31, 1995.

   Nonperforming assets, which include nonperforming loans and other real estate owned, (the Bank had no other real estate owned at December 31, 1995) totaled $1,242,000 at September 30, 1996 and $1,212,000 at December 31, 1995. This
represents .33% of total assets at September 30, 1996 compared to .37% at December 31, 1995.

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

   Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati
(FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. These credit products provide the Bank with another source of funds. To date, the Bank has not accessed this source of funds.

   Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 1996, the Bank may pay up to $8,106,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At September 30, 1996, stockholders' equity totaled $30,520,000, an increase of $2,906,000 or 10.5% since December 31, 1995.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At September 30, 1996, Bancorp's tier 1 and total risk based capital ratios were 10.4% and 11.8%, respectively, compared to 11.1% and 12.0%, respectively, at December 31, 1995. These ratios exceed the 4.00% tier 1 and 8.0% total risk based capital minimums. A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk-based capital requirements. The minimum leverage ratio is 3%; however, most bank holding companies are required to maintain a minimum in excess of this percentage. Bancorp's leverage ratio at September 30, 1996 was 8.1% compared to 8.4% at December 31, 1995.


                        PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        (11)  Computation of Per Share Earnings

    (b) Reports on Form 8-K

        The registrant was not required to file a Form 8-K for any of the three months ended September 30, 1996.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                  S.Y. BANCORP, INC.



Date:  November 13, 1996                          By


                                                  -----------------------------
                                                   David H. Brooks, Chairman
                                                   and Chief Executive Officer


Date:  November 13, 1996                           By



                                                  -----------------------------
                                                   David P. Heintzman, President


Date:  November 13, 1996                           By:


                                                   -----------------------------
                                                    Nancy B. Davis, Senior Vice
                                                    President, Treasurer and
                                                    Chief Financial Officer