Form 10-K405
period 1996-12-31
S Y BANCORP INC
filed 1997-03-21
CIK 835324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                               ___________________

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NUMBER
    DECEMBER 31, 1996                                       0-17262


                               S.Y. BANCORP, INC.

                              1040 EAST MAIN STREET
                           LOUISVILLE, KENTUCKY  40206
                                 (502) 582-2571


INCORPORATED IN KENTUCKY       ___________________     I.R.S. NO. 61-1137529


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value


Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy incorporated by reference in Part III of this Form 10-K.

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 28, 1997, was $86,061,500.

The number of shares of registrant's Common Stock, no par value, outstanding as of February 28, 1997, was 3,274,353.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 23, 1997 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                               S.Y. BANCORP, INC.
                                    FORM 10-K
                                      INDEX

PART I:                                                                 PAGE

   Item 1.    Business                                                    3

   Item 2.    Properties                                                  7

   Item 3.    Legal Proceedings                                           7

   Item 4.    Submission of Matters to a Vote of Security Holders         7

PART II:

   Item 5.    Market for Registrant's Common Stock and Related
              Stockholder Matters                                         8

   Item 6.    Selected Financial Data                                     8

   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

   Item 8.    Financial Statements and Supplementary Data                24

   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        48

PART III:

   Item 10.   Directors and Executive Officers of the Registrant         48

   Item 11.   Executive Compensation                                     48

   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                             48

   Item 13.   Certain Relationships and Related Transactions             48

PART IV:

   Item 14.   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                48

SIGNATURES                                                               51

                                     PART I

ITEM 1.   BUSINESS

S.Y. Bancorp, Inc. ("Bancorp"), a Kentucky corporation headquartered in Louisville, Kentucky, is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries. Both are wholly owned and are state chartered banks. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of its subsidiary banks.

STOCK YARDS BANK & TRUST COMPANY (KENTUCKY)

Stock Yards Bank & Trust Company (the Kentucky Bank) was originally chartered and began operations as a state bank under the name "Stockyards Bank" in 1904. In 1972, the Kentucky Bank was granted full trust powers and changed its name to "Stock Yards Bank & Trust Company." The Kentucky Bank's historical market niche has been providing commercial loans to small and mid-size companies. As an offshoot of these commercial relationships the Kentucky Bank also provides banking services to the owners and employees of these businesses. In 1989, the Bank began to branch and thereby expand its retail business. The Kentucky Bank's staff focuses on establishing and maintaining long term relationships with customers. The Kentucky Bank engages in a wide range of commercial and personal banking activities, including the usual acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans; issuance of letters of credit; and rental of safe deposit boxes. The Kentucky Bank's lending services include the making of commercial, industrial, real estate, consumer and guaranteed student loans. Interest and fees on consumer, real estate and commercial loans constitute the largest contribution to the Kentucky Bank's operating revenues. In addition, the Kentucky Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Kentucky Bank have access to automatic teller machines through a regional network. The Kentucky Bank operates a mortgage company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The mortgage division provides customers with a variety of options for home mortgages, including VA and FHA financing. The Kentucky Bank provides a wide range of personal and corporate trust services. Assets under management in the investment management and trust department totaled approximately $470,000,000 at December 31, 1996. In 1996 the Kentucky Bank began offering full service brokerage products through an affiliation with Robert Thomas Securities, Inc.

The Kentucky Bank actively competes on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, trust accounts, and provides financial and other services. Many of the banks and other financial institutions with which this bank competes have capital and resources substantially in excess of the capital and resources of the Kentucky Bank. While primarily serving Jefferson County, Kentucky, the Kentucky Bank also serves customers residing in the adjacent Kentucky counties of Oldham, Shelby and Bullitt and in southern Indiana.

STOCK YARDS BANK & TRUST COMPANY (INDIANA)

In 1996, Bancorp acquired the Austin State Bank in Scott County, Indiana (the Indiana Bank). This acquisition has allowed Bancorp to establish banking operations in southern Indiana, a natural part of the Louisville, Kentucky metropolitan area. This bank has been in operation since 1909 and was family owned until the acquisition by Bancorp. Until the change of ownership, the bank offered very limited lending products, as well as checking and savings accounts. The Indiana Bank now offers the same products as the Kentucky Bank. While the name of this bank has been changed to Stock Yards Bank & Trust Company, the bank has retained its Indiana charter. As interstate banking laws change, management will evaluate the benefits of operating the Indiana Bank as a branch of the Kentucky Bank rather than as a subsidiary of Bancorp. Regulatory approval has been granted to open a branch in Clarksville, Indiana. Management anticipates opening that location by mid 1997.

The Kentucky Bank has nine banking centers including the main office. The Indiana Bank has one location in Scott County, Indiana. Some of these locations are owned while others are leased. See "ITEM 2. PROPERTIES."

At December 31, 1996, the Banks had 220 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Banks consider their relationships with employees to be good.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of Bancorp and its subsidiaries, can be materially affected not only by management decisions, and general economic conditions but also by legislative and governmental actions of Congress and the various federal and state regulatory agencies with jurisdiction over Bancorp and the Banks, such as the Federal Reserve Bank ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the Kentucky and Indiana Departments of Financial Institutions. The effect of applicable statutes, regulations and policies can be significant, cannot be predicted with a high degree of certainty, and can change over time.

Bank holding companies and banks are subject to enforcement actions by their regulators for statutory and regulatory violations and safety and soundness considerations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial, managerial and operating matters, regulated financial institutions such as Bancorp and the Banks must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

The statutory requirements applicable to, and regulatory supervision of, bank holding companies and banks have increased significantly and have undergone substantial change in recent years. These changes are embodied in, among others, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), enacted in August 1989, the Federal Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act") and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), the last two of which were enacted in September 1994, and the regulations promulgated thereunder. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized, and the provisions of the Community Development Act and IBBEA are still being implemented. As a result, the impact of these new laws on Bancorp and the Banks cannot be predicted with certainty.

Legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of Bancorp and its subsidiaries. Congress recently imposed legislation to assess federally insured depository institutions to cover the cost of interest due on bonds issued to resolve failed savings and loan associations. Beginning in 1997 institutions will be required to pay annually approximately 1.29% per $100 of deposits. Congress is also considering legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been introduced in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of Bancorp or the Banks.

The following discussions and other references to and descriptions of the regulation of financial institutions and their parent holding companies contained herein are not intended to constitute and do not purport to be a complete statement of all legal restrictions and requirements applicable to Bancorp and the Banks. All such descriptions are qualified in their entirety by reference to applicable statutes, regulations and policies.

Regulation of Bank Holding Companies

Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. As such, Bancorp is subject to regulation, supervision and examination by the FRB. The business and affairs of Bancorp are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require Bancorp to commit resources to support the Banks in circumstances in which Bancorp might not do so absent the FRB's policy.

Federal Reserve examiners began in 1996 to assign a formal supervisory rating to the adequacy of a bank holding company's and its member bank's risk management processes, including internal controls. The emphasis on sound risk management processes and strong internal controls reflects the Federal Reserve's view that proper risk management is critical to the conduct of safe and sound banking activities.

Capital Requirements

The FRB has adopted minimum risk-based capital standards for bank holding companies. The FRB requires bank holding companies to maintain certain minimum ratios of risk-weighted capital to total risk-adjusted assets. A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets, at least one-half of which must be Tier 1 capital. Tier 1 capital consists of common stockholders' equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital); and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill and certain other intangible assets.

Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists, subject to certain limitations, of the allowance for loan and lease losses; perpetual preferred stock; hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock. In determining total capital, a bank holding company must deduct its investments in unconsolidated banking and finance subsidiaries and, as determined by the FRB on a case by case basis, other designated subsidiaries or associated companies; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined by the FRB on a case by case basis.

The FRB also has established a minimum leverage ratio requirement for bank holding companies. The leverage ratio, which is defined as Tier 1 capital divided by average quarterly assets (net of allowance for losses and goodwill), is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity and good earnings. Banking organizations, however, generally are expected to operate well above these minimum risk-based ratios and are expected to have ratios of at least 100 to 200 basis points above the stated minimum, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised Bancorp of any specific minimum Tier 1 leverage ratio applicable to it.

As of December 31, 1996, Bancorp had Tier 1 and total risk-based capital ratios of 9.82% and 11.27%, respectively, and a Tier 1 leverage ratio of 7.90%.

The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance.

Risk-based capital ratios which focus principally on broad categories of credit risk are only one indicator of the overall financial health of a bank organization. They do not incorporate other factors that can affect Bancorp's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

Regulation of Banks

The Banks are state chartered and subject to regulation, supervision and examination by the Kentucky and Indiana Departments of Financial Institutions, respectively. The deposit accounts of the Banks are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, the Banks are also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Banks must comply with the more stringent restrictions, prohibitions or requirements.

The business and affairs of the Banks are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, the Banks' capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Banks may make, transactions with affiliates, community and consumer lending, internal policies and controls, reporting by and examination of the Banks and changes in control of the Banks. The federal bank regulators have recently adopted an interest rate risk component to the risk capital requirements to assess the exposure of banks to declines in the economic value of the bank's capital due to changes in interest rates.

Capital Requirements

FDIC regulations establish three minimum capital standards for insured state banks. The Banks' capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. The FDIC capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

FDICIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized". Under regulations adopted by the federal banking regulators, a bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth) and does not meet the definition of a well capitalized bank. A bank would be considered "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth); "significantly undercapitalized" if the bank has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The appropriate federal banking regulator may downgrade a bank to the next lower category if the regulator determines after notice and opportunity for hearing or response, that the bank is in an unsafe or unsound condition or that the bank has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam.

As of December 31, 1996, the Banks qualified as "well capitalized." The Kentucky Bank had total risk-based capital ratio of 11.26%, Tier 1 risk-based capital ratio of 9.81% and leverage ratio of 7.86%. The Indiana Bank had total risk-based capital ratio of 76.46%, Tier 1 risk-based capital ratio of 75.99% and leverage ratio of 23.10%.

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include a prohibition on capital distributions by the institution if, after making the distribution, it would be undercapitalized; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; requiring the holding company to divest the institution or other non-banking subsidiaries; prohibiting the holding company from making any distributions without FRB approval; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

ITEM 2.   PROPERTIES

The principal offices of Bancorp and the Kentucky Bank are located at 1040 East Main Street, Louisville, Kentucky, in a two story building containing approximately 28,000 square feet. Adjacent to the main location there are also a drive-through facility, an operations center containing approximately 6,000 square feet, a garage of approximately 5,000 square feet, and parking for approximately 100 customers and employees. Furthermore, in February, 1996, the Kentucky Bank purchased a building adjacent to its main office. This building is being remodeled to house non-customer contact departments of the Bank. The Kentucky Bank also owns land and buildings at 4016 Poplar Level Road, 4537 Outer Loop and 2811 Hurstbourne parkway which are used as branch facilities. The Indiana Bank's only office contains approximately 1,500 square feet and is located at 275 Highway 31 North, Austin, Indiana. Properties owned by the Banks are not presently encumbered.

At December 31, 1996, the Kentucky Bank leased the following branch facilities in Louisville, Kentucky:
     South Fifth Street - approximately 10,000 square feet;
     Lexington Road - approximately 6,000 square feet;
     Shelbyville Road - approximately 3,000 square feet;
     Dixie Highway - approximately 7,200 square feet with 3,600 feet sub-leased; Brownsboro Road - approximately 3,700 square feet;
     Lexington, Kentucky - approximately 1,300 square feet;
     Elizabethtown, Kentucky - approximately 1,110 square feet

Subsequent to year end, facilities at the last two locations above were closed and notice given to terminate the leases.

See Notes 6 and 16 to Bancorp's consolidated financial statements for the year ended December 31, 1996, included for additional information relating to amounts invested in premises, equipment and lease commitments.

ITEM 3.   LEGAL PROCEEDINGS

See Note 16 to Bancorp's consolidated financial statements for the year ended December 31, 1996, for information relating to legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, and ages (as of December 31, 1996) of all current executive officers of Bancorp and all persons who it is anticipated will be chosen as executive officers at the organization meeting of Bancorp's Board of Directors following the 1997 Annual Meeting of Shareholders of Bancorp to be held on April 23, 1997. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

              Name and Age              Position and offices
          of Executive Officer              with Bancorp
          --------------------          --------------------

          David H. Brooks               Chairman and Chief Executive
          Age 54                        Officer and Director

          David P. Heintzman            President and Director
          Age 37

          Kathy C. Thompson             Executive Vice President,
          Age 35                        Secretary and Director

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Bancorp's common stock is traded on the NASDAQ Small Cap market under the symbol SYBA. The table below sets forth the quarterly high and low market prices of Bancorp's common stock, and dividends declared per share. The payment of dividends by the Banks to Bancorp is subject to the restriction described in note 15 to the consolidated financial statements. On December 31, 1996, Bancorp had 804 shareholders of record. The information below has been adjusted to reflect the August 1996 2-for-1 stock split.

                                        1996                                          1995
-----------------------------------------------------------------------------------------------------------------
                                                   Cash Dividends                               Cash Dividends
Quarter                  High            Low          Declared        High            Low          Declared
-----------------------------------------------------------------------------------------------------------------
First                 $  25.50       $  21.25         $  .10       $  17.00       $  14.50         $  .08
Second                   28.75          25.00            .10          19.63          16.38            .09
Third                    34.50          24.63            .10          19.69          18.25            .09
Fourth                   34.50          27.25            .10          21.25          19.63            .10


ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)            1996           1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------------------------
Net interest income                               $   16,538     $   14,609     $   12,338     $    9,811     $    8,729
Provision for loan losses                                800          1,260          1,000            820            720
Net income                                             5,179          4,056          3,101          2,515          2,005

PER SHARE DATA
Primary net income                                $     1.54     $     1.23     $      .95     $      .77     $      .62
Fully diluted net income                                1.54           1.23            .95            .77            .62
Cash dividends declared                                  .40            .36            .29            .21            .17

AVERAGES
Stockholders' equity                              $   29,675     $   25,964     $   23,320     $   21,011     $   19,064
Assets                                               352,977        295,892        253,139        236,015        225,704
Long-term debt                                         1,171            607            617            617            634

RATIOS
Average stockholders' equity to
 average assets                                         8.41%          8.77%          9.21%          8.90%           8.45%
Return on average stockholders' equity                 17.45          15.62          13.30          11.97           10.52
Return on average assets                                1.47           1.37           1.23           1.07             .89

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiaries, Stock Yards Bank & Trust Company, a Kentucky Bank, and Stock Yards Bank & Trust Company, an Indiana Bank (the Banks). This discussion should be read in conjunction with Bancorp's consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

ACQUISITION

On October 1, 1996, the acquisition of the Austin State Bank in Scott County, Indiana was completed. Bancorp purchased 100% of the common stock of the Austin bank for a total purchase price of $2,803,000 including acquisition costs of $128,000. The acquisition was accounted for as a purchase. Assets with a fair value of $9,065,000 and liabilities with a fair value of $7,303,000 were acquired, and these amounts are reflected in the December 31, 1996 consolidated balance sheet. Results of operations of the Austin bank subsequent to the acquisition date are included in the 1996 consolidated income statement, statement of changes in stockholders' equity and statement of cash flows.

The excess of the purchase price over the value of net assets acquired of $1,041,000 is being amortized over fifteen years. Amortization of goodwill decreased net income by $12,000 in 1996 and is expected to decrease net income by approximately $69,000 per year for the remainder of the amortization period.

The name of the Austin bank was changed to Stock Yards Bank & Trust Company. The Indiana bank has retained its Indiana charter. Management's primary intent in this acquisition was to be able to establish banking operations in southern Indiana. Clarksville, Jeffersonville and New Albany are a natural part of Bancorp's market. Current banking laws do not permit the Kentucky bank to branch in Indiana. While interstate banking laws are about to change, it is anticipated Kentucky and Indiana will still not permit branching on the opposite side of the Ohio River. Regulatory approval of a branch in Clarksville has been obtained and it is anticipated the Indiana bank will open a branch in Clarksville by mid 1997.

RESULTS OF OPERATIONS

Net income was $5,179,000 or $1.54 per share on a fully-diluted basis in 1996. This compares to $4,056,000 or $1.23 per share and $3,101,000 or $.95 per share in 1995 and 1994, respectively. The increase in 1996 earnings was attributable to several factors, the most notable of which were net interest income and non-interest income growth. Earnings include a 13.2% increase in fully taxable equivalent net interest income and a 23.8% increase in non-interest income.

All components of non-interest income increased. Partially offsetting the overall income increases were increases in non-interest expenses of 15.1%. Non-interest expenses increased in all categories except FDIC premiums. These increases are primarily related to continued expansion of our banking center network.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

NET INTEREST INCOME

Net interest income, the most significant component of Bancorp's earnings, is total interest income less total interest expense. Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets and the rate expensed on interest bearing liabilities. Net interest margin represents net interest income on a taxable equivalent basis as a percentage of earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates. The discussion that follows is based on tax equivalent interest data.

Net interest income was $16,732,000, $14,783,000 and $12,502,000 for 1996,
1995 and 1994, respectively. This represents a 13.2% increase for 1996 over 1995 and an 18.2% increase for 1995 over 1994. These improvements in net interest income resulted from an increase in average earning assets offset by a slight decline in net interest spread. Average earning assets increased $53,885,000 to $331,352,000 in 1996 and increased $39,474,000 to $277,467,000 in 1995.

Net interest spread and net interest margin were 4.16% and 5.05%, respectively, in 1996 and 4.39% and 5.31%, respectively in 1995. The Banks' prime lending rate was 8.5% at December 31, 1995. It dropped to 8.25% in February and did not change again in 1996. Average rates earned on earning assets decreased 31 basis points, and average rates paid on interest bearing liabilities decreased 8 basis points when comparing 1996 to 1995.

As shown by the Interest Rate Sensitivity Analysis, Bancorp's interest bearing liabilities slightly exceed its interest earning assets on a cumulative repricing basis through one year. This position, which is termed a negative interest sensitivity gap, generally allows for a positive impact on net interest income in periods of declining interest rates and a negative impact on net interest income during periods of rising interest rates. In Bancorp's case, during periods of falling rates, variable rate loans reprice immediately. While deposit rates will respond by dropping, they will not drop as quickly nor as drastically. To mitigate the impact of falling rates, Bancorp's interest rate risk management strategy balances variable rate loans and fixed rate loans, which at December 31, 1996 were 45% and 55%, respectively. Management is aware, however, that it will be necessary to re-negotiate rates on some of the fixed rate loans if the prime rate drops.

In early June, 1996, the Bank entered into a two year interest rate swap contract with a correspondent bank which effectively converts certain floating rate loans to fixed rates. The notional amount of the contract is $20 million. Bancorp has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

For purposes of the Interest Rate Sensitivity Analysis, Bancorp includes 50% of interest bearing checking accounts in the 0-365 day categories and 50% of these accounts in the 1-5 year category. At December 31, 1996, the negative interest sensitivity gap was 8.6% through one year. Bancorp's one year cumulative gap position as of December 31, 1995 was a negative position of 1.9%.

INTEREST RATE SENSITIVITY ANALYSIS
DECEMBER 31, 1996

--------------------------------------------------------------------------------------------------------------------------
                                         0-90        91-180     181-365       1-5        Over 5   Non-Interest
(Dollars in thousands)                   Days         Days        Days       Years       Years    Bearing Funds    Total
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans, net of unearned income       $   147,616    $  7,787   $  14,567    $ 117,713   $  17,373   $    854      $ 305,910
Securities                               24,501       2,273       3,808       29,371      15,567        -           75,520
Other assets                              4,500                     -           -            -       29,435         33,935
                                     ----------    --------   ---------    ---------   ---------   --------      ---------
TOTAL ASSETS                            176,617      10,060      18,375      147,084      32,940     30,289      $ 415,365
                                     ----------    --------   ---------      -------   ---------   --------      ---------
SOURCES OF FUNDS                                                                                                 ---------

Interest bearing deposits                50,203      62,465      82,937       95,049         970        -          291,624
Short-term borrowings                    22,396         -          -             -           -          -           22,396
Long-term debt                            2,697         -          -             -           -          -            2,697
Non-interest bearing deposits               -           -          -             -           -       63,627         63,627
Other liabilities                           -           -          -             -           -        3,427          3,427
Stockholders' equity                        -           -          -             -           -       31,594         31,594
                                     ----------    ---------  ---------    ---------   ---------   --------      ---------
TOTAL SOURCES OF FUNDS                   75,296      62,465      82,937       95,049         970     98,648      $ 415,365
                                     ----------    ---------  ---------    ---------   ---------   --------      ---------
ASSET/LIABILITY GAP                     101,321     (52,405)    (64,562)      52,035      31,970    (68,359)     ---------
                                     ----------    ---------  ---------    ---------   ---------   --------
INTEREST RATE SWAP
  CONTRACTS AFFECTING
  INTEREST RATE SENSITIVITY            (20,000)         -           -            -           -          -              -
                                     ----------    ---------  ---------    ---------   ---------   --------      ---------
INTEREST SENSITIVITY GAP            $    81,321    $ (52,405) $ (64,562)   $  52,035   $  31,970   $(68,359)     ---------
                                     ----------    ---------  ---------    ---------   ---------   --------
                                     ----------    ---------  ---------    ---------   ---------   --------
CUMULATIVE INTEREST
  SENSITIVITY GAP                   $    81,321    $  28,916  $ (35,646)   $  16,389   $  48,359        -
                                     ----------    ---------  ---------    ---------   ---------   --------
                                     ----------    ---------  ---------    ---------   ---------   --------
CUMULATIVE INTEREST
  SENSITIVITY GAP AS A PERCENT
  OF TOTAL ASSETS AT PERIOD END            19.6%         7.0%      (8.6)%        3.9%       11.6%
                                     ----------    ---------  ---------    ---------   ---------
                                     ----------    ---------  ---------    ---------   ---------

As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. The Banks manage interest rate risk by adjusting the mix of fixed rate loans and securities against longer term fixed rate time deposits.

The following table presents the increases in net interest income due to changes in volume and rate computed on a tax equivalent basis and indicates how net interest income in 1996 and 1995 was impacted by volume increases and the higher average interest rate environment. The tax equivalent adjustments are based on a 34% tax rate. The change in interest due to both rate and volume has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS

                                                            1996/1995                                   1995/1994
------------------------------------------------------------------------------------------------------------------------------
                                                              Increase (Decrease)                         Increase (Decrease)
                                             Net                    Due to                 Net                 Due to
(In thousands)                              Change            Rate        Volume         Change           Rate     Volume
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                      $ 3,291       $  (752)        $ 4,043        $ 5,813        $ 2,205      $ 3,608
Federal funds sold                            (35)           (48)             13             34            176         (142)
Mortgage loans held for sale                   205            (5)            210            134             (2)         136
Securities
  U.S. Treasury and federal agencies           312           (74)            386             18             39          (21)
  States and political subdivisiions           131           (10)            141             90            (32)         122
                                           -------       -------         -------        -------        -------      --------
TOTAL INTEREST INCOME                        3,904          (889)          4,793          6,089          2,386        3,703
                                           -------       -------         -------        -------        -------      --------
INTEREST EXPENSE
Deposits
  Interest bearing demand deposits              43          (113)            156            180             81           99
  Savings deposits                             162           (31)            193            238            118          120
  Money market deposits                      (162)          (144)           (18)            111            364         (253)
  Time deposits                              1,960             37          1,923          3,178          1,228        1,950
Securities sold under agreements
  to repurchase and federal
  funds purchased                             (56)           (50)            (6)             42            200         (158)
Short-term borrowings                         (33)           (21)           (12)             45             44            1
Subordinated debentures                         41              -             41             14             15           (1)
                                           -------       -------         -------        -------        -------      -------
TOTAL INTEREST EXPENSE                       1,955          (322)          2,277          3,808          2,050        1,758
                                           -------       -------         -------        -------        -------      -------
NET INTEREST INCOME                        $ 1,949       $  (567)        $ 2,516        $ 2,281        $   336      $ 1,945
                                           -------       -------         -------        -------        -------      -------
                                           -------       -------         -------        -------        -------      -------

PROVISION FOR LOAN LOSSES

In determining the provision for loan losses charged to expense, management carefully considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers. Responding to these factors, management provided $800,000 in 1996. The provision for loan losses was $1,260,000 in 1995 and $1,000,000 in 1994. At December 31, 1996, the allowance for loan losses was 1.71% of year-end loans compared to 1.78% at December 31, 1995. Charge off history has been well below industry average, and management's evaluations indicated a provision of $800,000 to be sufficient to maintain the allowance for loan losses at an adequate level.

The Banks' loan portfolios continue to be diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 1996, is adequate to absorb anticipated losses in the loan portfolio as of this date.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased by 23.8% in 1996 as compared to 1995, and 34.1% in 1995 as compared to 1994.

The largest component of non-interest income is investment management and trust fee income which increased 15.1% in 1996, 38.6% in 1995 and 12.3% in 1994. The investment management and trust department has established a reputation of personalized service and superior investment returns. Assets under management, through customer retention and attraction of new business, grew to $470 million as of December 31, 1996 as compared to $343 million as of December 31, 1995. Growth in the department's assets include both personal and employee benefit accounts. Furthermore, the department assumed responsibility for managing the Banks' securities portfolio during 1996. The assets under management reported above include $46 million of the Banks' investment securities as of December 31, 1996.

Service charges on deposit accounts increased 25.0% over 1995. Growth in deposit accounts, arising primarily from new banking locations, presented opportunities for increased fee income in this area. Rates for some deposit services were raised in 1996; however, the vast majority of the increase is due to account volume.

The Bank operates a mortgage banking company as a department of the Bank. This department originates residential mortgage loans and sells the loans in the secondary market. The department offers conventional, VA and FHA financing as well as a program for low income first time home buyers. Loans are made for both purchase and refinancing of homes. Gains on sales of mortgage loans were $1,016,000 in 1996 as compared to $736,000 and $525,000 in 1995 and 1994, respectively. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking department. As rates rose throughout 1994, the volume of loans originated declined. Falling rates in 1995 stimulated the volume of loans originated. Growth in volume for 1996 has been due more to the mortgage company's expanding reputation and physical expansion into two towns outside of Louisville. With shrinking profit margins in the mortgage banking industry, management has decided to close the two locations outside of Louisville. This will help focus on the corporate philosophy of capitalizing on relationships rather than single transactions.

Other non-interest income increased in 1996 as compared to 1995 by $137,000 or 29.8% and $153,000 in 1995 compared to 1994. The increases are due to several contributing factors, none of which are individually significant other than the addition of a brokerage services department during 1996. Through an account executive with Robert Thomas Securities, Inc., bank customers have convenient access to a full service brokerage company. Products available include stocks, government and corporate bonds, annuities, mutual funds and insurance. Services include asset management and investment advice. Having these products and services readily available enables customers to find solutions to most all of their financial needs in one location.

Total non-interest expenses increased 15.1% in 1996 over 1995, and 16.9% in 1995 over 1994.

Salaries and employee benefits, the largest non-interest expense category, increased 17.7% in 1996 and 17.6% in 1995. These increases occurred primarily from regular salary increases and new employees added to support our expansion. As of December 31, 1996, the Banks had 220 full time equivalent employees (FTEs). As of December 31, 1995, that total was 188 FTEs. Additionally, a performance incentive program is in place, and increasing earnings have qualified certain bank employees for incentive compensation. Further, as salary expense increases, so do corresponding employee benefit expenses. It should be noted there are no significant obligations for post-retirement or post-employment benefits.

Net occupancy expense increased 6.5% in 1996 and 19.3% in 1995. Occupancy expenses have increased as Bancorp has continued its expansion plans. In 1996, the Kentucky Bank completed one banking center and opened another in a temporary facility. This Bank has added, on the average, one branch each year since its first branch opened in 1989. The Kentucky Bank now has nine banking center locations including the main office. All are in the metropolitan Louisville area. The Indiana Bank has one location with plans and regulatory approval to add a second in 1997. Furniture and equipment expense increased 22.4% in 1996 compared to 1995 and 22.9% in 1995 compared to 1994. Expansion and investments in computer technology have resulted in significant increases over the last several years.

FDIC insurance premiums decreased nearly 100% for 1996 and 41.4% for 1995. These decreases are due entirely to revised premium rates charged to banks. During 1995, the rates charged well capitalized banks for deposit insurance decreased from $.23 to $.04 per $100 of deposits. In 1996 the Banks paid only the minimum charge assessed on well capitalized, well managed institutions. Beginning in 1997, banks will begin paying a portion of the interest on debt incurred by the savings and loan bailout. At our current level of deposits that amount will be approximately $46,000.

Other non-interest expenses increased 19.0% in 1996 and 22.8% in 1995. The increase in both years largely related to our expansion. Among costs which increased significantly were delivery, communication and supplies. Management continues to identify cost containment opportunities where expense reductions can be made without sacrificing the level of service to customers.

INCOME TAXES

Bancorp had income tax expense of $2,442,000 in 1996 compared to $1,900,000 in 1995 and $1,411,000 in 1994. The effective rates were 32.0%, 31.9%, and 31.3%, respectively. The increases in the effective tax rates are largely due to a decreasing proportion of tax exempt interest.

FINANCIAL CONDITION

EARNING ASSETS AND INTEREST BEARING LIABILITIES

Total consolidated assets of Bancorp at December 31, 1996 increased 28.1% over December 31, 1995 to $415,365,000. Average assets for 1996 increased 19.3% over 1995 to $352,977,000. During 1996, Bancorp increased its net average earning assets to $62,693,000 from $54,463,000 during 1995.

The growth of average earning assets occurred in the areas of loans, securities and mortgage loans held for sale. Loan demand continued to increase during 1996. Commercial and industrial loans increased 9.5% and real estate mortgage loans increased 23.6%. Consumer loans increased 28.8%. Lease financing receivables decreased 81.0%; management has decided not to pursue lease financing as a continuing line of business.

Regarding derivative financial instruments as defined by SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," the Kentucky Bank holds interest rate swap contracts as described under the heading "Net Interest Income." In addition, the Kentucky Bank has, in its portfolio of securities, FHLMC and FNMA issued collateralized mortgage obligations (CMOs) with a carrying value of approximately $18,361,000. Management monitors these securities on an ongoing basis and has determined these not to be high risk. With respect to the total portfolio of securities held to maturity, amortized cost exceeded market value at December 31, 1996 by .04%. At December 31, 1995, market value exceeded amortized cost by 1.3%.

INVESTMENT SECURITIES

The purpose of the investment portfolio is to provide another source of interest income as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

The carrying value of securities is summarized as follows:

                                                                                YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                         1996              1995              1994
-----------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
   U.S. Treasury and federal agency obligations                    $ 30,100          $  9,079          $ 24,798
   Mortgage-backed securities                                        18,361            10,046             6,957
   Obligations of states and political subdivisions                   7,618             7,585             3,697
                                                                   --------          --------          --------
                                                                    $56,079          $ 26,710           $35,452
                                                                   --------          --------          --------
                                                                   --------          --------          --------
SECURITIES AVAILABLE FOR SALE
   U.S. Treasury and federal agency obligations                     $19,276          $ 14,399            $4,034
   Obligations of states and political subdivisions                     165                 -                 -
   Mortgage-backed securities                                             -             1,146                 -
                                                                   --------          --------          --------
                                                                    $19,441          $ 15,545            $4,034
                                                                   --------          --------          --------
                                                                   --------          --------          --------

The maturity distribution and weighted average interest rates of securities at December 31, 1996, are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                          After one but           After five but
                             Within one year            within five years        within ten years          After ten years
                            -----------------         -------------------      ----------------------      -----------------
(Dollars in thousands)       Amount      Rate          Amount        Rate       Amount        Rate          Amount     Rate
----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO
  MATURITY
U.S. Treasury and
  federal agency
  obligations              $ 27,023      5.73%      $  3,077         6.40%    $      -          -%       $  -           -%
Mortgage-backed
  securities                  1,625      6.73          9,549         6.80        7,187       6.69           -           -
Obligations of states
  and political
  subdivisions                    -         -          4,262         5.29        3,356       4.61           -           -
                             ------    ------       --------         ----     --------     ------        ----        ----
                           $ 28,648      5.79%      $ 16,888         6.45%    $ 10,543       6.03%       $  -           -%
                             ------    ------       --------         ----     --------     ------        ----        ----
                             ------    ------       --------         ----     --------     ------        ----        ----
SECURITIES AVAILABLE
  FOR SALE
U.S. Treasury and
  federal agency
  obligations              $  1,864      5.41%      $ 12,388         6.88%    $  5,024       6.67% $        -           -%
Obligations of states
  and political
  subdivisions                   70      4.00             95         4.00            -          -           -           -
                             ------    ------       --------         ----     --------      -----        ----        ----
                           $  1,934      5.35%      $ 12,483         6.86%    $  5,024       6.67%       $  -           -%
                             ------    ------       --------         ----     --------      -----        ----        ----
                             ------    ------       --------         ----     --------      -----        ----        ----

LOAN PORTFOLIO

Bancorp's primary source of income is interest on loans. The following table presents the composition of loans at the end of the years indicated.

                                                                           DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                           1996                1995                1994                1993           1992
--------------------------------------------------------------------------------------------------------------------------
Commercial and industrial           $  88,199           $  80,520           $  77,661           $  70,847        $  61,357
Real estate mortgage                  189,092             152,945             113,351              99,167           90,961
Consumer                               24,104              18,667              14,664              14,943           17,017
Lease financing                           153                 805               1,736               3,106            4,049
                                     --------            --------            --------            --------        --------
                                    $ 301,548           $ 252,937           $ 207,412           $ 188,063        $ 173,384
                                     --------            --------            --------            --------        --------
                                     --------            --------            --------            --------        --------

The following tables show the amounts of commercial and industrial loans, at December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.

                                                                      Maturing
--------------------------------------------------------------------------------------------------------------
                                                       After one but
                                     Within one         within five         After five
(In thousands)                          year               years               years               Total
--------------------------------------------------------------------------------------------------------------
     Commercial and industrial      $  21,585           $  39,798           $  26,816           $  88,199
                                      -------             -------             -------             -------
                                      -------             -------             -------             -------
--------------------------------------------------------------------------------------------------------------
                                                                            Interest
(In thousands)                                                             sensitivity
--------------------------------------------------------------------------------------------------------------
                                                            Fixed           Variable
                                                             rate             rate
     Due after one but within five years               $   25,739         $   14,059
     Due after five years                                   2,490             24,326
                                                          -------            -------
                                                       $   28,229         $   38,385
                                                          -------            -------
                                                          -------            -------

NONPERFORMING LOANS AND ASSETS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming loans, which include nonaccrual loans and restructured loans, totaled $854,000 and $1,212,000 at December 31, 1996 and 1995, respectively. The threshold at which loans are generally transferred to nonaccrual on interest status is 90 days past due, and at December 31, 1996, there were no accruing loans which were past due over ninety days which were not well secured and in the process of collection. Nonperforming loans represent .28% of total loans at year end 1996 compared to .48% in 1995.

Nonperforming assets include nonperforming loans, other real estate owned and repossessed assets. At December 31, 1996 and 1995, nonperforming assets totaled $1,129,000 and $1,212,000, respectively. This represents .27% of total assets at year end compared to .37% in 1995.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans of approximately $421,000 are monitored by management and considered in determining the level of the allowance for loan losses. Management feels these loans present no significant loss exposure. The allowance for loan losses is discussed in detail under the heading "Provision for Loan Losses."

The following table summarizes impaired loans (1996 and 1995 only), nonaccrual, restructured and past due loans. Loans are placed in a nonaccrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful.

                                                                           DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                           1996                1995                1994                1993            1992
--------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                      $   854             $ 1,212             $   367             $   158           $  70
Accruing loans past due
    90 days or more                         -                   -                   -                   -              66
Restructured loans                          -                   -                  61                 159             291
                                       ------              ------              ------              ------           -----
                                          854               1,212                 428                 317             427
                                       ------              ------              ------              ------           -----
                                       ------              ------              ------              ------           -----
Impaired loans                            854               1,212
                                       ------              ------
                                       ------              ------

The average balance for impaired loans was $1,025,000, $1,438,000 for 1996 and 1995, respectively, and interest income recorded on these loans (cash basis) for 1996 and 1995 totaled $400 and $175,000, respectively. For 1996, interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $102,000.

ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses has been established to provide for loans which may not be repaid in entirety. Loan losses arise primarily from the loan portfolio, but may also be generated from other sources such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible; however, collection efforts continue and future recoveries may occur.

The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Factors considered include past loss experience, general economic conditions, and information about specific borrower situations including financial position and collateral values. Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported to management and the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgements about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. SEE "Results of Operations - Provision for Loan Losses."

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense:

                                                           YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                 1996           1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------
Average loans, net of
    unearned income               $  273,031     $  229,674     $  190,409     $  177,629     $  169,206
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------
Balance of allowance for loan
    losses at beginning of year   $    4,507       $  3,649       $  2,752       $  2,179       $  1,793
Loans charged off
    Commercial and industrial            102            435             96             60            297
    Real estate mortgage                  45             13              9            171             36
    Consumer                             112             82             64             74             40
    Lease financing                        5              -             15             22             23
                                    ---------      ---------      ---------      ---------      ---------
         Total loans charged off         264            530            184            327            396
                                    ---------      ---------      ---------      ---------      ---------
Recoveries of loans
    previously charged off
    Commercial and industrial             27             94              9             19             37
    Real estate mortgage                  16             13             36             12              6
    Consumer                              47             20             29             48             16
    Lease financing                        -              1              7              1              3
                                    ---------      ---------      ---------      ---------      ---------
         Total recoveries                 90            128             81             80             62
                                    ---------      ---------      ---------      ---------      ---------
Net loans charged off                    174            402            103            247            334
Additions to allowance
    charged to expense                   800          1,260          1,000            820            720
Balance of allowance of
    acquired bank at date
    of acquisition                        22              -              -              -              -
                                    ---------      ---------      ---------      ---------      ---------
Balance at end of year              $  5,155       $  4,507       $  3,649       $  2,752       $  2,179
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------
Ratio of net charge-offs
    during year to average
    loans net of unearned
    income                               .06%           .18%           .05%           .14%           .20%
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb future losses in any particular loan category.

                                                             DECEMBER 31
------------------------------------------------------------------------------------------------------
(In thousands)                    1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------
Commercial and industrial       $ 1,913        $ 2,224        $ 1,672        $ 1,006        $   873
Real estate mortgage              2,016          1,072            933            846            503
Consumer                            253            148            180            237            222
Lease financing                       -              3              7             22             25
Unallocated                         973          1,060            857            641            556
                                  -----          -----          -----          -----          -----
                                $ 5,155        $ 4,507        $ 3,649        $ 2,752        $ 2,179
                                  -----          -----          -----          -----          -----
                                  -----          -----          -----          -----          -----

The ratio of loans in each category to total outstanding loans is as follows:

                                                             DECEMBER 31
------------------------------------------------------------------------------------------------------
                                 1996           1995           1994           1993           1992
------------------------------------------------------------------------------------------------------
Commercial and industrial         29.2 %         31.8 %         37.5 %         37.7 %         35.4 %
Real estate mortgage              62.7           60.5           54.6           52.7           52.5
Consumer                           8.0            7.4            7.1            7.9            9.8
Lease financing                     .1             .3             .8            1.7            2.3
                                 -----          -----          -----          -----          -----
                                 100.0 %        100.0 %        100.0 %        100.0 %        100.0 %
                                 -----          -----          -----          -----          -----
                                 -----          -----          -----          -----          -----

Presented below are selected ratios relating to the allowance for loan losses:

                                                       YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------
                                                      1996      1995      1994
-----------------------------------------------------------------------------------
Provision for loan losses to average loans             .29%      .55%      .53%
Net charge-offs to average loans                       .06%      .18%      .05%
Allowance for loan losses to average loans            1.89%     1.96%     1.92%
Allowance for loan losses to year end loan            1.71%     1.78%     1.76%
Loan loss coverage                                   39.34X    17.95X    53.51X

DEPOSITS AND BORROWED FUNDS

Bancorp's core deposits consist of non-interest and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit over $100,000 and IRAs. These deposits, along with other borrowed funds are used by Bancorp to support its asset base. By borrowing money from the least costly sources and adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits and borrowed funds to meet its funding needs. The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

                                                           YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                 1996                          1995                          1994
---------------------------------------------------------------------------------------------------------------------
                                Average        Average        Average        Average        Average        Average
                                Balance          Rate         Balance          Rate         Balance          Rate
                               --------        -------       --------        -------       --------        -------
Non-interest bearing          $  51,780              -%     $  44,340              -%     $  39,377              -%
    demand deposits
Interest bearing                 32,259           2.15         25,471           2.55         21,325           2.20
    demand deposits              20,251           3.47         14,733           3.67         11,012           2.75
Savings deposits                 48,059           3.48         48,540           3.78         56,155           3.07
Money market deposits           152,191           5.73        118,611           5.70         81,098           4.41
                               --------        -------       --------        -------       --------        -------
Time deposits                 $ 304,540        -------      $ 251,695        -------      $ 208,967        -------
                               --------                      --------                      --------
                               --------                      --------                      --------

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996, are summarized as follows:

--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------
                                       Amount

3 months or less                    $  10,542
Over 3 through 6 months                12,702
Over 6 through 12 months               13,950
Over 12 months                          7,351
                                     --------
                                    $  44,545
                                     --------
                                     --------

SHORT-TERM BORROWINGS
Federal funds purchased represent overnight borrowings. Repurchase agreements have maturities of less than one month.


                                                             YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                       1996                      1995                     1994
---------------------------------------------------------------------------------------------------------------
                                      Amount       Rate         Amount        Rate        Amount        Rate
                                     -------     --------      -------      --------     -------      --------
Securities sold under
    agreements to repurchase and
    federal funds purchased
         Year end balance           $ 19,728        5.73 %    $ 12,349        5.17 %    $ 14,483        4.95 %
         Average during year          13,023        5.00        13,128        5.39        16,626        4.00
         Maximum month end
           balance during year        19,728                    15,024                    19,929

LIQUIDITY

The role of liquidity is to ensure funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demand is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Banks, management prefers to focus on transaction accounts and full service relationships with customers. Because the Kentucky Bank has approximately 2% of the market share in its market area, management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate. The Indiana Bank will begin to build market share in Southern Indiana when that Bank branches to Clarksville in 1997.

The Banks have a number of sources of funds to meet liquidity needs on a daily basis. An increase in loans affects liquidity as the repayment of principal and interest are a daily source of funds. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is another source of funds. The majority of these deposits are from long-term customers and are a stable source of funds. The Banks have no brokered deposits, and have an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased continues to provide an available source of liquidity, although this source is seldom needed.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Kentucky Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. To date, the Bank has not needed to access this source of funds.

Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. As discussed in note 15 to Bancorp's consolidated financial statements, the Banks may pay up to $6,757,000 in dividends to Bancorp without regulatory approval.

CAPITAL

At December 31, 1996, stockholders' equity totaled $31,594,000, an increase of $3,980,000 or 14.4% over 1995. This increase was due to the strong earnings of 1996 coupled with a philosophy to retain approximately 70% of earnings in equity. Cash dividends declared increased 11.1% over 1995 to $.40 per share.

In August, 1996, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The new shares were distributed in September 1996. In September 1994 and 1993, the Board of Directors declared 10% stock dividends which were distributed in November, 1994 and 1993, respectively. These capital changes were made to enhance shareholder value by increasing the shares of Bancorp's stock outstanding and to adjust the market price of the stock. This should provide for a wider distribution and improved marketability of Bancorp shares. Per share information has been restated to reflect the stock split and stock dividends.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The value of both balance sheet and off balance sheet items are adjusted to reflect credit risks.

At December 31, 1996, Bancorp's tier 1 and total risk based capital ratios were 9.8% and 11.3%, respectively. These ratios exceed the 4.0% tier 1 and 8.0% total risk based capital minimums. A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk based capital requirements. The minimum leverage ratio is 3.0%; however, most bank holding companies are required to maintain a minimum in excess of that amount. Bancorp's leverage ratio at December 31, 1996 was 7.9%. Note 19 to the consolidated financial statements provides more details of regulatory capital requirements as well as capital ratios of the Banks. Bancorp and the Banks comfortably exceed regulatory requirements for capital ratios. However, these ratios for Bancorp and the Kentucky Bank have decreased over the last several years as assets have grown more quickly than equity. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

The following table presents various key financial ratios:

                                                 YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                                  1996      1995      1994
--------------------------------------------------------------------------------
Return on average assets                          1.47%     1.37%     1.23%
Return on average stockholders' equity           17.45     15.62     13.30
Dividend pay out ratio                           25.97     29.27     30.16
Average stockholders' equity to average assets    8.41      8.77      9.21

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN 1997

The Financial Accounting Standards Board issued the following statements during 1996 which are effective for Bancorp beginning in 1997.

During 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. The Statement requires that liabilities incurred by transferors as part of a transfer be measured at fair value and that any retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interests based upon their relative fair values at the date of the transfer. The Statement also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligations to return them in certain circumstances in which the secured party has taken control of those assets.

Certain provisions of Statement No. 125 have been deferred for one year, to after December 31, 1997, by the issuance of SFAS No. 127, "Deferral of the Effective Dates for Certain Provisions of SFAS No. 125." Management has not determined the potential effects of SFAS No. 125 on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Bancorp and report of independent auditors are included below.

    Consolidated Balance Sheets - December 31, 1996 and 1995
    Consolidated Statements of Income - years ended December 31, 1996, 1995, and 1994
    Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1996, 1995, and 1994
    Consolidated Statements of Cash Flows - years ended December 31, 1996,
      1995, and 1994
    Notes to Consolidated Financial Statements
    Report of Independent Auditors
    Management's Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
-----------------------------------------------------------------------------------------
(Dollars in thousands)                                          1996             1995
-----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $   15,348        $   16,229
Federal funds sold                                                4,500                 -
Mortgage loans held for sale                                      4,362             3,910
Securities available for sale (amortized cost $19,111
  in 1996 and $15,117 in 1995)                                   19,441            15,545
Securities held to maturity (approximate market
  value $56,055 in 1996 and $27,055 in 1995)                     56,079            26,710
Loans                                                           301,548           252,937
Allowance for loan losses                                         5,155             4,507
                                                              ---------         ---------
Net loans                                                       296,393           248,430
Premises and equipment                                           10,079             6,817
Accrued interest receivable                                       2,299             2,192
Other assets                                                      6,864             4,521
                                                              ---------         ---------
TOTAL ASSETS                                                 $  415,365        $  324,354
                                                              ---------         ---------
                                                              ---------         ---------
LIABILITIES
Deposits
  Non-interest bearing                                       $   63,627        $   48,460
  Interest bearing                                              291,624           232,133
                                                              ---------         ---------
Total deposits                                                  355,251           280,593
Securities sold under agreements to repurchase
  and federal funds purchased                                    19,728            12,349
Short-term borrowings                                             2,668               745
Accrued interest payable and other liabilities                    3,427             2,446
Long-term debt                                                    2,697               607
                                                              ---------         ---------
TOTAL LIABILITIES                                               383,771           296,740
                                                              ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  issued and outstanding 3,271,480 in 1996
  and 1,627,334 in 1995                                           5,451             5,423
Surplus                                                          13,390            13,245
Retained earnings                                                12,535             8,664
Net unrealized gain on securities available
  for sale, net of tax                                              218               282
                                                              ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                       31,594            27,614
                                                              ---------         ---------
                                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  415,365        $  324,354
                                                              ---------         ---------
                                                              ---------         ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                    1996                1995                1994
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                  $ 25,293            $ 21,988            $ 16,156
Federal funds sold                                          442                 477                 443
Mortgage loans held for sale                                453                 248                 114
U.S. Treasury and federal agencies                        2,562               2,250               2,232
Obligations of states and political subdivisions            388                 291                 230
                                                         ------              ------              ------
TOTAL INTEREST INCOME                                    29,138              25,254              19,175
                                                         ------              ------              ------
INTEREST EXPENSE
Deposits                                                 11,781               9,778               6,071
Securities sold under agreements to repurchase
  and federal funds purchased                              1651                 707                 665
Short-term borrowings                                        82                 115                  70
Long-term debt                                               86                  45                  31
                                                         ------              ------              ------
TOTAL INTEREST EXPENSE                                   12,600              10,645               6,837
                                                         ------              ------              ------
NET INTEREST INCOME                                      16,538              14,609              12,338
Provision for loan losses                                   800               1,260               1,000
                                                         ------              ------              ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      15,738              13,349              11,338
                                                         ------              ------              ------
NON-INTEREST INCOME
Investment management and trust services                  2,400               2,086               1,505
Gains on sales of securities available for sale              35                   -                   -
Service charges on deposit accounts                       1,551               1,241               1,035
Gains on sales of mortgage loans held for sale            1,016                 736                 525
Other                                                       597                 460                 307
                                                         ------              ------              ------
TOTAL NON-INTEREST INCOME                                 5,599               4,523               3,372
                                                         ------              ------              ------
NON-INTEREST EXPENSES
Salaries and employee benefits                            7,882               6,694               5,692
Net occupancy expense                                       963                 904                 758
Furniture and fixtures expense                            1,438               1,175                 956
FDIC insurance                                                3                 261                 445
Other                                                     3,430               2,882               2,347
                                                         ------              ------              ------
TOTAL NON-INTEREST EXPENSES                              13,716              11,916              10,198
                                                         ------              ------              ------
INCOME BEFORE INCOME TAXES                                7,621               5,956               4,512
Income tax expense                                        2,442               1,900               1,411
                                                         ------              ------              ------
NET INCOME                                              $ 5,179             $ 4,056             $ 3,101
                                                         ------              ------              ------
                                                         ------              ------              ------
NET INCOME PER SHARE PRIMARY AND FULLY DILUTED          $  1.54             $  1.23             $   .95
                                                         ------              ------              ------
                                                         ------              ------              ------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                         Number                                       Retained     Net Unrealized
(In thousands, except share data)       of Shares       Amount         Surplus        Earnings    Securities Gains   Total
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993               1,460,800      $   4,869      $   9,436      $   7,696      $       -      $  22,001
Net income                                      -              -              -          3,101              -          3,101
Stock options exercised                    12,912             42             88              -              -            130
Cash dividends, $.29 per share                  -              -              -           (918)             -           (918)
10% stock dividend                        146,599            489          3,613         (4,102)             -              -
Net unrealized gain on securities
  available for sale                            -              -              -              -             21             21
                                       ----------      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1994               1,620,311          5,400         13,137          5,777             21         24,335

Net income                                      -              -              -          4,056              -          4,056
Stock options exercised                     7,023             23            108              -              -            131
Cash dividends, $.36 per share                  -              -              -         (1,169)             -         (1,169)
Net change in unrealized gain on
   securities available for sale                -              -              -              -            261            261
                                       ----------      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1995               1,627,334          5,423         13,245          8,664            282         27,614

Net income                                      -              -              -          5,179              -          5,179
Stock options exercised                     8,431             28            145              -              -            173
Cash dividends, $.40 per share                  -              -              -         (1,308)             -         (1,308)
Shares issued for
  2-for-1 stock split                   1,635,715              -              -              -              -              -
Net change in unrealized gain on
   securities available for sale                -              -              -              -            (64)           (64)
                                       ----------      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1996               3,271,480      $   5,451      $  13,390      $  12,535      $     218      $  31,594
                                       ----------      ---------      ---------      ---------      ---------      ---------
                                       ----------      ---------      ---------      ---------      ---------      ---------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------
(In thousands)                                                   1996         1995         1994
----------------------------------------------------------------------------------------------------

INTEREST INCOME
Net income                                                   $  5,179     $  4,056     $  3,101
Adjustments to reconcile net income to cash provided by
  operating activities
    Provision for loan losses                                     800        1,260        1,000
    Depreciation, amortization and accretion, net               1,097          819          736
    Provision for deferred income taxes                          (131)        (247)        (342)
    Gain on sales of mortgage loans held for sale              (1,016)        (736)        (525)
    Gain on sales of securities available for sale                (35)           -            -
(Increase) decrease in mortgage loans held for sale               564       (1,139)       2,230
(Increase) decrease in accrued interest receivable               (107)        (370)        (438)
(Increase) decrease in other assets                            (1,243)        (694)        (654)
Increase (decrease) in accrued interest payable                    23          415           92
Increase in other liabilities                                     924          149          255
                                                              -------      -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,055        3,513        5,455
                                                              -------      -------      -------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                  (2,000)       8,000       (5,000)
Purchases of securities available for sale                    (10,031)           -       (6,994)
Proceeds from sales of securities available for sale            7,018            -            -
Proceeds from maturities of securities available for sale       3,032        4,034        9,472
Purchases of securities held to maturity                      (44,878)     (36,967)     (45,903)
Proceeds from maturities of securities held to maturity        15,328       30,483       45,805
Net increase in loans                                         (48,620)     (46,065)     (19,677)
Purchases of premises and equipment                            (4,154)      (2,712)      (1,839)
Proceeds from sales of other real estate owned                    221            -            -
Cash paid in acquisition, net of cash received                   (414)           -            -
                                                              -------      -------      -------
NET CASH USED IN INVESTING ACTIVITIES                         (84,498)     (43,227)     (24,136)
                                                              -------      -------      -------
FINANCING ACTIVITIES
Net increase in deposits                                       67,385       50,817       30,243
Net increase (decrease) in securities sold under agreements
  to repurchase and federal funds purchased                     7,379       (2,134)      (5,710)
Net increase (decrease) in short-term borrowings                1,923       (2,086)      (1,225)
Proceeds from long-term debt                                    2,200            -           -
Repayments of long-term debt                                     (110)           -          (10)
Exercise of stock options                                          91           99          105
Cash dividends paid                                            (1,306)      (1,103)        (848)
                                                              -------      -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      77,562       45,593       22,555
                                                              -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (881)       5,879        3,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 16,229       10,350        6,476
                                                              -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 15,348     $ 16,229     $ 10,350
                                                              -------      -------      -------
                                                              -------      -------      -------

Income tax payments were $2,482,000 in 1996, $2,266,000 in 1995 and
$1,699,000 in 1994. Cash paid for interest was $12,577,000 in 1996,
$10,230,000 in 1995 and $6,745,000 in 1994. Noncash investing and financing activities aggregated $475,000 in 1996, $15,203,000 in 1995 and $24,000 in
1994. Included in these totals were transfers from loans to other real estate owned of $393,000 in 1996 and $22,000 in 1995, and a transfer of securities held to maturity to securities available for sale of $15,117,000 in 1995.

See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The accounting policies which have a significant effect on financial position, results of operations and cash flows are summarized below.

PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiaries, Stock Yards Bank & Trust Company, a Kentucky bank and Stock Yards Bank & Trust Company, an Indiana bank (the Banks). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year accounts have been reclassified to conform with 1996 classifications. The Banks engage in commercial and retail banking services, trust and investment management services, and mortgage banking services. The Kentucky Bank's offices are located throughout Louisville and Jefferson County, Kentucky. The Indiana Bank is located in Scott County, Indiana. Bancorp's market area is Louisville and surrounding communities including southern Indiana.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, Bancorp considers cash and due from banks to be cash equivalents.

SECURITIES

Effective January 1994, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 115,"Accounting for Certain Investments in Debt and Equity Securities." The primary effects of the adoption of this accounting principle are that securities available for sale are carried at fair value, and unrealized gains and/or losses are reported net of tax effects, as a separate component of stockholders' equity.

Securities which are intended to be held until maturity are carried at amortized historical cost. Securities available for sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Amortization of premiums and accretion of discounts are recorded using the interest method. Gains or losses on sales of securities are computed on a specific identification cost basis.

LOANS

Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Interest received on non-accrual loans is generally applied to principal. Interest income is recorded on non-accrual loans once principal recovery is reasonably assured. Loans are placed in a nonaccrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Loan fees are not significant.

Effective January 1995, Bancorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require that impaired loans be measured based on the present value of future cash flows discounted at the loan's effective interest rate or as a practical alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The implementation of these accounting standards has not had a significant impact on Bancorp's financial position or results of operations.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Gains on sales of mortgage loans are recorded at the time of funding by an investor at the difference between the sales proceeds and the loan's carrying value.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that adequately provides for potential losses. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and such other factors that, in management's judgement, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using both accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the terms of the related lease or over the useful life of the improvements, whichever is shorter.

OTHER ASSETS

Included in other assets is real estate acquired in settlement of loans. Other real estate owned is carried at the lower of cost or fair value minus estimated selling costs. Any write-downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write-downs to reflect subsequent declines in value and realized gains or losses are reflected in operations for the period.

STOCK-BASED EMPLOYEE COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Bancorp has continued to use the intrinsic value based method of accounting for stock-based compensation arrangements prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Bancorp has provided expanded disclosures required by SFAS No. 123 related to the fair value method of accounting for stock-based compensation (see note
14).

INCOME TAXES

Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes and liabilities of any change in tax rates is recognized as income in the period that includes the enactment date.

NET INCOME PER SHARE

Net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding each year, adjusted for the effects of common stock equivalents (stock options). Average shares outstanding for primary and fully diluted net income per share are presented below. Average shares have been restated to reflect the August, 1996 2-for-1 stock split (see note 11).

--------------------------------------------------------------------------------
                             1996           1995           1994
--------------------------------------------------------------------------------
Primary                 3,365,494      3,297,648      3,284,456
Fully diluted           3,372,262      3,299,364      3,288,654


(2) ACQUISITION

On October 1, 1996, Bancorp, Inc. completed the acquisition of the Austin State Bank, Austin, Scott County, Indiana. Bancorp purchased 100% of the common stock of Austin State Bank for $2,803,000, including acquisition costs of $128,000. The purchase price plus the costs of the acquisition exceeded the fair value of the net assets acquired by $1,041,000. This excess is being amortized on the straight line basis over fifteen years. The acquisition was accounted for as a purchase; accordingly, the results of the operations of the Austin State Bank prior to the acquisition have not been included in the accompanying consolidated statements of income.

In November 1996, the name of the Austin State Bank was changed to Stock Yards Bank & Trust Company. That bank has retained its Indiana charter and operates as a subsidiary of Bancorp.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

The Banks are required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 1996, the amount of those required reserve balances was approximately $4,593,000.

(4) SECURITIES

The amortized cost and approximate market value of securities held to maturity as of December 31,1996 and 1995 follow:

--------------------------------------------------------------------------------------------------
                                                                                     Approximate
                                          Amortized              Unrealized             Market
(In thousands)                              Cost           Gains          Losses        Value
--------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury and federal agencies      $  18,946        $   338        $     8      $  19,276
Obligations of states
   and political subdivisions                 165              -              -            165
                                         --------         ------         ------       --------
                                        $  19,111        $   338        $     8      $  19,441
                                         --------         ------         ------       --------
                                         --------         ------         ------       --------
DECEMBER 31, 1995
U.S. Treasury and federal agencies      $  13,972        $   427        $     -      $  14,399
Mortgage-backed securities                  1,145              1              -          1,146
                                         --------         ------         ------       --------
                                        $  15,117        $   428        $     -      $  15,545
                                         --------         ------         ------       --------
                                         --------         ------         ------       --------

The amortized cost and approximate market value of securities available for sale as of December 31, 1996 and 1995 follow:

---------------------------------------------------------------------------------------------------------------
                                                                                                  Approximate
                                                      Amortized                Unrealized           Market
(In thousands)                                           Cost             Gains         Losses      Value
---------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury and federal agencies                      $ 30,100       $     44        $    14       $ 30,130
Mortgage-backed securities                                18,361            102            227         18,236
Obligations of states and political subdivisions           7,618             95             24          7,689
                                                         -------        -------         ------        -------
                                                        $ 56,079       $    241        $   265       $ 56,055
                                                         -------        -------         ------        -------
                                                         -------        -------         ------        -------
DECEMBER 31, 1995
U.S. Treasury and federal agencies                      $  9,079       $    127        $     -       $  9,206
Mortgage-backed securities                                10,046            127             11         10,162
Obligations of states and political subdivisions           7,585            127             25          7,687
                                                         -------        -------         ------        -------
                                                        $ 26,710       $    381        $    36       $ 27,055
                                                         -------        -------         ------        -------
                                                         -------        -------         ------        -------

As permitted under certain 1995 transition guidelines for SFAS No. 115, Bancorp reassessed the appropriateness of the classification of securities and, in December 1995, transferred securities with a book value of $15,117,000 and an unrealized net gain of $370,000 from the held to maturity to the available for sale category. This transfer increased the equity portion of unrealized gain on securities available for sale by $244,000.

A summary of debt securities as of December 31, 1996 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Therefore, in the case of mortgage backed securities, the expected remaining life is reflected rather than contractual maturities.

                           SECURITIES          SECURITIES
                        HELD TO MATURITY    AVAILABLE FOR SALE
--------------------------------------------------------------------------------
                        Amortized  Approximate   Amortized  Approximate
(In thousands)            Cost     Market Value    Cost     Market Value
--------------------------------------------------------------------------------

Due within one year     $ 28,648     $ 28,640     $ 1,934    $ 1,934

Due after one year
   through five years     16,888       17,037      12,272     12,483

Due after five years
   through ten years      10,543       10,378       4,905      5,024


Securities with an approximate carrying value, of approximately $27,117,000 at December 31, 1996 and $29,816,000 at December 31, 1995 were pledged to secure public deposits and certain borrowings.

(5) LOANS

The composition of loans as of December 31, 1996 and 1995 follows:

--------------------------------------------------------------------------------
(In thousands)                       1996           1995
--------------------------------------------------------------------------------
Commercial and industrial       $  88,199      $  80,520
Real estate mortgage              189,092        152,945
Consumer                           24,104         18,667
Lease financing                       153            805
                                 --------       --------
                                $ 301,548      $ 252,937
                                 --------       --------
                                 --------       --------

The banks' credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds 10% of loans. While the Banks have a diversified loan portfolio, a customer's ability to honor contracts is reliant upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Banks' market area which encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

Information about impaired loans follows:

                                                                       DECEMBER 31
----------------------------------------------------------------------------------------
(In thousands)                                                   1996            1995
----------------------------------------------------------------------------------------
Principal balance of impaired loans                             $   854        $  1,212
Impaired loans with a Statement No. 114 valuation allowance           4             231
Amount of Statement No. 114 valuation allowance                       4             109
Impaired loans with no Statement No. 114 valuation allowance        850             981
Average balance of impaired loans for year                        1,025           1,438
Interest income (cash basis) on impaired loans                       .4             175
                                                                  -----           -----
                                                                  -----           -----

The principal balance of nonaccrual and restructured loans at December 31, 1994 was $428,000. Interest that would have been recorded if all such loans were on a current status in accordance with their original terms was approximately $37,000. The amount of interest income recorded for such loans was approximately $32,000.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $1,824,000 and $1,610,000 at December 31, 1996 and 1995,
respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 1996 new loans of $3,922,000 were made to officers and directors and affiliated companies, repayments amounted to $3,708,000.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 follows:

                                               YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                               1996         1995         1994
--------------------------------------------------------------------------------
BALANCE AT JANUARY 1                     $  4,507     $  3,649     $  2,752
Provision for loan losses                     800        1,260        1,000
Allowance of acquired
    bank at acquisition date                   22            -            -
                                           ------       ------       ------
                                            5,329        4,909        3,752
                                           ------       ------       ------
Loans charged off                             264          530          184
Recoveries                                     90          128          $81
                                           ------       ------       ------
Net loan charge-offs                          174          402          103
                                           ------       ------       ------
BALANCE AT DECEMBER 31                   $  5,155     $  4,507     $  3,649
                                           ------       ------       ------
                                           ------       ------       ------

(6) PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                            DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                           1996           1995
--------------------------------------------------------------------------------
Land                                 $  1,432       $  1,403
Buildings and improvements              6,215          5,049
Furniture and equipment                 5,849          4,989
Construction in progress                2,100              -
                                       ------         ------
                                       15,596         11,441
Less accumulated depreciation
    and amortization                    5,517          4,624
                                       ------         ------
                                     $ 10,079       $  6,817
                                       ------         ------
                                       ------         ------

(7) INCOME TAXES

Income taxes consist of the following:

                                         YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                    1996           1995           1994
--------------------------------------------------------------------------------
APPLICABLE TO OPERATIONS:
   Current                     $ 2,573        $ 2,147        $ 1,753
   Deferred                       (131)          (247)          (342)
                               -------        -------        -------
Total applicable to operations    2,442         1,900          1,411

CHARGED (CREDITED) TO
 STOCKHOLDERS' EQUITY:
Unrealized gain (loss) on
 securities available for sale     (33)           134             11
Stock options exercised            (82)           (32)           (25)
                               -------        -------        -------
                               $ 2,327        $ 2,002        $ 1,397
                               -------        -------        -------
                               -------        -------        -------

An analysis of the difference between the statutory and effective tax rates follows:

                                            YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                        1996           1995           1994
--------------------------------------------------------------------------------
U.S. Federal income tax rate           34.0%          34.0%          34.0%
Changes from statutory rate            (1.7)          (1.9)          (2.4)
   resulting from tax exempt interest  (0.3)          (0.2)          (0.3)
                                       -----          -----          -----
Other, net                             32.0%          31.9%          31.3%
                                       -----          -----          -----
                                       -----          -----          -----

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                 DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                           1996                1995
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for loan losses              $ 1,526             $ 1,309
Deferred compensation                      351                 296
Other                                       42                  51
                                         -----               -----
TOTAL DEFERRED TAX ASSETS                1,919               1,656
                                         -----               -----
DEFERRED TAX LIABLITIES
Property and equipment                     347                 271
Securities                                 257                 242
                                         -----               -----
TOTAL DEFERRED TAX LIABLITIES              604                 513
                                         -----               -----
NET DEFERRED TAX ASSETS                $ 1,315             $ 1,143
                                         -----               -----
                                         -----               -----

No valuation allowance for deferred tax assets was recorded as of December 31, 1996 because Bancorp and the Bank have had sufficient taxable income to allow for utilization of the future deductible amounts within the carryback period.

(8) DEPOSITS

Included in deposits are certificates of deposit and other time deposits in denominations of $100,000 or more in the amounts of $44,545,000 and $33,398,000 at December 31, 1996 and 1995, respectively. Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $2,073,000, $1,545,000 and $837,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------
1997                         $  130,864
1998                             17,217
1999                              5,699
2000                              2,148
2001 and thereafter               1,529
                               --------
                             $  157,457
                               --------
                               --------

The aggregate of deposit balances pertaining to accounts of directors, their associates and executive officers was $4,152,000 at December 31, 1996.

(9) OTHER BORROWED FUNDS

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Short-term borrowings consist of treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)                      1996                1995
--------------------------------------------------------------------------------
Average balance during the year        $  13,023           $  13,128
Average interest rate during the year       5.00%               5.39%
Maximum month-end balance
   during the year                        19,728              15,024


(10) LONG-TERM DEBT

In connection with the acquisition of the Indiana bank, Bancorp borrowed $2,200,000 from a correspondent bank. The interest rate on the note was 7.313% at December 31, 1996 and is indexed to LIBOR. The debt is to be repaid in equal quarterly principal payments, plus interest, over five years. The terms of the note include a number of financial and general covenants, including capital and debt service coverage as well as restrictions on additional long term debt, future mergers and significant dispositions without the consent of the lender. Principal payments will total $440,000 per year in 1997 through 2000 and $330,000 in 2001.

At December 31, 1996 and 1995 the Bank had $607,000 of redeemable subordinated debentures outstanding which are due in October 2049. The interest on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1 of each year. The Bank's prime rate was 8.25% at December 31, 1996. The debentures are subordinated to the claims of creditors and depositors of the Bank. The debentures are subject to redemption only by the Bank at 100% of the principal amount thereof, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.

(11) STOCKHOLDERS' EQUITY

In August 1996, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The split resulted in the issuance of 1,635,715 shares of common stock on September 17, 1996 to shareholders of record as of August 30, 1996. All per share information herein has been adjusted to reflect the stock split.

(12) ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Kentucky Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) which enables this Bank to borrow under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.

(13) EMPLOYEE BENEFIT PLANS

The Kentucky Bank has an employee stock ownership plan, a money purchase plan and a deferred income (401(k)) profit sharing plan. These plans are defined contribution plans and are available to all employees meeting the eligibility requirements. The expenses related to all plans for 1996, 1995 and 1994 were $553,000, $457,000 and $400,000, respectively. Contributions are made in accordance with the terms of the plans. Effective January 1997, Indiana Bank employees were added to the Kentucky Bank plans.

The Kentucky Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 1996 and 1995 the accumulated benefit obligation for this plan was $1,334,000 and $1,025,000, respectively. Expense under the plan was $160,000 in 1996, $71,000 in 1995 and $104,000 in 1994.

Obligations for other post-retirement and post-employment benefits are not significant.

(14) COMMON STOCK OPTIONS

In 1995 shareholders approved a stock incentive plan which provides for granting of options to Bank employees and non-employee directors to purchase up to 160,000 shares of common stock. Under this plan, options for 109,200 shares were granted in 1995 leaving 50,800 shares available for future grant. Bancorp also has a stock option plan under which all options have been granted. Outstanding options are exercisable with the exception of those granted in 1994 and 1995 which vest 20% per year over a five year period. The options granted at $1.722 per share were granted below market value of common stock at time of grant and do not expire. All other options were granted at the market value of common stock at the time of grant and expire ten years after the date of grant.

Activity with respect to outstanding options follows. Appropriate share and per share information has been restated to reflect the 1996 2-for-1 stock split.

--------------------------------------------------------------------------------
                                                           Weighted average
                                           Shares          price per share
--------------------------------------------------------------------------------
Outstanding at December 31, 1993           95,172           $    3.82
Granted in 1994                            25,360               12.84
Expired in 1994                           (27,140)               3.80
                                         --------
                                         --------
Outstanding at December 31, 1994           93,392                6.27
Granted in 1995                           109,200               14.92
Exercised in 1995                         (14,046)               7.04
                                         --------
                                         --------
Outstanding at December 31, 1995          188,546               11.22
Exercised in 1996                         (16,812)               4.44
Forfeited in 1996                          (1,600)              14.50
                                         --------
Outstanding at December 31, 1996          170,134               11.89
                                         --------
                                         --------

The weighted average fair value of options granted in 1995 was $8.51.

Options outstanding at December 31, 1996 were as follows:

--------------------------------------------------------------------------------
Option price per share    Expiration        Shares    Options exercisable
--------------------------------------------------------------------------------
    $  1.722                 none           31,880           31,880
       7.715                 1998            2,904            2,904
      12.396                 2000              726              726
       8.677                 2001            4,064            4,064
      12.841                 2004           25,360           10,144
      14.500                 2005           83,200           16,640
      16.750                 2005           22,000            4,400
                                           -------          -------
                                           170,134           70,758
                                           -------          -------
                                           -------          -------

Bancorp applies the provisions APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options granted at the market value of common stock at the time of grant. Had compensation cost for Bancorp's stock-based compensation plans been determined consistent with SFAS No. 123, Bancorp's net income and earnings per share would have been as follows:

--------------------------------------------------------------------------------
(In thousands, except per share data)               1996           1995
--------------------------------------------------------------------------------
Net income as reported                           $  5,179       $  4,056
Net income pro forma                                5,056          3,933
Primary and fully diluted EPS as reported            1.54           1.23
Primary and fully diluted EPS pro forma              1.54           1.21

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants in 1995 were dividend yield of 1.78%; expected volatility of 16.40%; risk free interest rate of 5.70%; and expected life of 8 years.

(15) DIVIDEND RESTRICTION

Bancorp's principal source of funds is dividends received from the Banks. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 1997, the retained earnings of the Banks available for payment of dividends without regulatory approval were approximately $6,757,000.

(16) COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1996, the Banks had various commitments and contingent liabilities outstanding which arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $61,902,000, including standby letters of credit of $10,363,000 represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Banks use the same credit and collateral policies in making commitments and conditional guarantees as it does for on-balance sheet instruments. Market risk arises on fixed rate commitments if interest rates move adversely subsequent to the extension of the commitment.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

Also, as of December 31, 1996 there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Bancorp.

The Kentucky Bank leases certain facilities and improvements under non-cancelable operating leases. Future minimum lease commitments for these leases are $424,000 in 1997, $397,000 in 1998, $325,000 in 1999, $288,000 in
2000, $287,000 in 2001 and $1,201,000 in the aggregate thereafter until 2006. Rent expense, net of sublease income, was $329,000 in 1996, $446,000 in 1995 and $399,000 in 1994.

(17) FINANCIAL INSTRUMENTS - INTEREST RATE SWAP CONTRACTS

Bancorp manages its exposure to market risk, in part, by using interest rate swap contracts to modify the existing rate characteristics of its variable rate loan portfolio. The notional amount of the interest rate swap contracts represents an agreed upon amount on which calculations of interest payments to be exchanged are based. The notional amount is significantly greater than the amount at risk. The cost of replacing contracts in an unrealized gain position is the measurement of credit risk. Bancorp's contracts are with a counterparty with high credit ratings and, as of December 31, 1996, the counterparty is expected to meet its obligations.

At December 31, 1996, Bancorp had entered into interest rate swap contracts with notional amounts totaling $20 million which mature in June, 1998. Under these contracts, Bancorp receives or pays the difference between the floating prime rate and the rates stated in the contracts. Net receipts or payments under the contracts are recognized as adjustments to interest income on loans. These contracts increased interest income by $74,000 in 1996.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Bancorp's financial instruments are as follows:

--------------------------------------------------------------------------------
                                             Carrying                Fair
(In thousands)                                 Amount                Value
--------------------------------------------------------------------------------
DECEMBER 31, 1996
FINANCIAL ASSETS
Cash and short-term investments              $  19,848           $  19,848
Securities                                      75,520              75,496
Loans                                          300,755             299,325
Interest rate swaps                                  -                  99

FINANCIAL LIABILITIES
Deposits                                     $ 355,251           $ 368,610
Short-term borrowings                           22,396              22,396
Long-term debt                                   2,697               2,697
Commitments to extend credit                         -                   -
Standby letters of credit                            -                 160

DECEMBER 31, 1995
FINANCIAL ASSETS
Cash and short-term investments              $  16,229           $  16,229
Securities                                      42,255              42,600
Loans                                          252,340             253,332

FINANCIAL LIABILITIES
Deposits                                     $ 280,593           $ 282,007
Short-term borrowings                           13,094              13,094
Long-term debt                                     607                 607
Commitments to extend credit                         -                   -
Standby letters of credit                            -                 122


The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

CASH, SHORT-TERM INVESTMENTS AND SHORT-TERM BORROWINGS

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

LOANS

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

OTHER DEBT

Rates currently available to Bancorp for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair values of commitments to extend credit are estimated using fees currently charged to enter into similar agreements and the creditworthiness of the customers. The fair values of standby letters of credit are based on fees currently charged for similar agreements or the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

INTEREST RATE SWAPS

The fair value of interest rate swaps is the estimated amount, based on market quotes, that Bancorp would receive to terminate the agreements at the reporting date, considering interest rates and the remaining term of the agreements.

LIMITATIONS

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of Bancorp's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19) REGULATORY MATTERS

The Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators. If undertaken, these measures could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1996, that both Banks meet all capital adequacy requirements to which they are subject.

As of December 1996, the most recent notifications from each Bank's primary regulator categorized the Banks as well capitalized under the regulatory framework. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I and leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institutions' categories.


------------------------------------------------------------------------------------------------------------------------------
                                                                           Minimum For Capital              Minimum To be
                                                   Actual                   Adequacy Purposes             Well Capitalized
(Dollars in thousands)                      Amount         Ratio          Amount         Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1996
Total risk-based capital (1)
  Consolidated                           $ 34,833          11.27%      $ 24,726           8.00%      $ 30,908          10.00%
  Kentucky bank                            34,557          11.26         24,552           8.00         30,690          10.00
  Indiana bank                              1,777          76.46            186           8.00            232          10.00

Tier 1 risk-based capital (1)
  Consolidated                             30,345           9.82         12,360           4.00         18,541           6.00
  Kentucky bank                            30,099           9.81         12,273           4.00         18,409           6.00
  Indiana bank                              1,766          75.99             93           4.00            139           6.00

Leverage (2)
  Consolidated                             30,345           7.90         15,365           4.00         19,206           5.00
  Kentucky bank                            30,099           7.86         15,318           4.00         19,147           5.00
  Indiana bank                              1,766          23.10            306           4.00            382           5.00

DECEMBER 31, 1995
Total risk-based capital (1)
  Consolidated                             31,027          12.56         19,762           8.00         24,703          10.00
  Kentucky bank                            29,979          12.13         19,772           8.00         24,715          10.00

Tier 1 risk-based capital (1)
  Consolidated                             27,332          11.06          9,885           4.00         14,827           6.00
  Kentucky bank                            26,284          10.64          9,881           4.00         14,822           6.00

Leverage (2)
  Consolidated                             27,332           8.74         12,509           4.00         15,636           5.00
  Kentucky bank                            26,284           8.40         12,516           4.00         15,645           5.00

(1) Ratio is computed in relation to risk-weighted assets.
(2) Ratio is computed in relation to average assets.

(20) S.Y. BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                          DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                                   1996                1995
--------------------------------------------------------------------------------
ASSETS
Cash on deposit with subsidiary bank               $    161       $    723
Investment in subsidiary banks                       33,113         26,566
Dividend receivable                                     327            325
Other assets                                            680            453
                                                    -------        -------
TOTAL ASSETS                                       $ 34,281       $ 28,067
                                                    -------        -------
                                                    -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                  $    327       $    325
Other liabilities                                       270            128
Long-term debt                                        2,090              -
Stockholders' equity                                 31,594         27,614
                                                    -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 34,281       $ 28,067
                                                    -------        -------
                                                    -------        -------

CONDENSED STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(In thousands)                                         1996           1995           1994
--------------------------------------------------------------------------------------------
Income - Dividends from subsidiary bank             $ 1,458        $ 1,169        $   918
Expenses                                                130             83             56
                                                    -------        -------         ------
Income before income taxes and
    equity in undistributed net
    income of subsidiaries                            1,328          1,086            862
Federal income tax benefit                               44             28             19
                                                    -------        -------         ------
Income before equity in
    undistributed net income
    of subsidiaries                                   1,372          1,114            881
Equity in undistributed net
    income of subsidiaries                            3,807          2,942          2,220
                                                    -------        -------         ------
NET INCOME                                          $ 5,179        $ 4,056        $ 3,101
                                                    -------        -------         ------
                                                    -------        -------         ------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                        1996           1995           1994
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                              $  5,179       $  4,056       $  3,101
Net income
Adjustment to reconcile net income to net cash
provided by operating activities
    Equity in undistributed net income of subsidiaries              (3,807)        (2,942)        (2,220)
Increase in dividend receivable                                         (2)           (66)           (70)
Increase in other assets                                              (146)          (154)           (23)
Increase in other liabilities                                          142            128              -
                                                                   -------        -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,366          1,022            788
                                                                   -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of subsidiary                                           (2,803)             -              -
Exercise of stock options                                               91             99            105
Cash dividends paid                                                 (1,306)        (1,103)          (848)
Proceeds from long term debt                                         2,200              -              1
Repayments of long term debt                                          (110)             -              1
                                                                   -------        -------        -------
NET CASH USED IN FINANCING ACTIVITIES                               (1,928)        (1,004)          (743)
                                                                   -------        -------        -------
NET INCREASE (DECREASE) IN CASH                                       (562)            18             45
CASH AT BEGINNING OF YEAR                                              723            705            660
                                                                   -------        -------        -------
CASH AT END OF YEAR                                               $    161       $    723       $    705
                                                                   -------        -------        -------
                                                                   -------        -------        -------

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS, S.Y. BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Bancorp adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities," in 1994.

/s/ KPMG PEAT MARWICK LLP
Louisville, Kentucky
January 24, 1997

MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and other financial data were prepared by the management of S.Y. Bancorp, Inc. (Bancorp), which has the responsibility for the integrity of the information presented. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts that are the best estimates and judgments of management with consideration given to materiality.

Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that its established policies and procedures are carefully followed. Management believes that Bancorp's system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Management also seeks to assure the objectivity and integrity of Bancorp's financial data by the careful selection and training of qualified personnel, an internal audit function and organizational arrangements that provide an appropriate division of responsibility.

Bancorp's independent auditors, KPMG Peat Marwick LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which provide for consideration of Bancorp's internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

The Board of Directors pursues its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically and privately with management, the internal auditor, and the independent auditors to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to the Board of Directors.

/s/ David H. Brooks
David H. Brooks
Chairman and Chief Executive Officer


/s/ David P. Heintzman
David P. Heintzman
President


/s/ Nancy B. Davis
Nancy B. Davis
Senior Vice President
and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 8 of Bancorp's Proxy Statement for the 1997 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 7 of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 11 through 15 of Bancorp's Proxy Statement for the 1997 Annual Meeting of Shareholders.

Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 10 and 11 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 15 in Bancorp's Proxy Statement for the 1997 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 8 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 16 of Bancorp's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following financial statements are included on pages 25 through 46 of this Form 10-K:

         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Income - years ended December 31, 1996,
           1995, and 1994
         Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1996, 1995, and 1994
         Consolidated Statements of Cash Flows - years ended December 31, 1996,
           1995, and 1994
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

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

        10.1* S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 4 to Registration Statement on Form S-8 of Bancorp, File No. 33-25885, is incorporated by reference herein.

        10.2* Stock Yards Bank & Trust Company Senior Officers Security Plan adopted December 23, 1980. Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988, of Bancorp is incorporated by reference herein.

        10.3* Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.4* Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.
               Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.5* Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
               Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31,1994, of Bancorp is incorporated by reference herein.

        10.6* Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
               Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.7* S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995, of Bancorp is incorporated by reference herein.

        10.8* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.

        10.9* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman.

       10.10* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust company and Kathy C. Thompson.

       10.11* Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.

       11      Statement re:  computation of per share earnings.

       21      Subsidiaries of the Registrant.

       23      Independent Auditors' Consent.

       27      Financial Data Schedule.

       * Indicates matters related to executive compensation.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp's reasonable expenses in furnishing the exhibits.

       (b)     Reports on Form 8-K

               None

       (c)     Exhibits

               The exhibits listed in response to Item 14(a) 3 are filed as a part of this report.

       (d)     Financial Statement Schedules

               None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 1997                              S.Y. BANCORP, INC.

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

/s/ David H. Brooks          Chairman and Chief Executive Officer              March 11, 1997
---------------------------  and Director (principal executive officer)
David H. Brooks


/s/ David P. Heintzman       President and Director                            March 11, 1997
---------------------------
David P. Heintzman


/s/ Nancy B. Davis           Senior Vice President, Treasurer and              March 11, 1997
---------------------------  Chief Financial Officer (principal financial
Nancy B. Davis               and accounting officer)


/s/ James E. Carrico         Director                                          March 11, 1997
---------------------------
James E. Carrico


/s/ Jack M. Crowner          Director                                          March 11, 1997
---------------------------
Jack M. Crowner


/s/ Charles R. Edinger, III  Director                                          March 11, 1997
---------------------------
Charles R. Edinger, III


/s/ Carl T. Fischer, Jr.     Director                                          March 11, 1997
---------------------------
Carl T. Fischer, Jr.


/s/ Stanley A. Gall          Director                                          March 11, 1997
---------------------------
Stanley A. Gall, M.D.


/s/ Leonard Kaufman          Director                                          March 11, 1997
---------------------------
Leonard Kaufman


/s/ George R. Keller         Director                                          March 11, 1997
---------------------------
George R. Keller




/s/ Bruce P. Madison         Director                                          March 11, 1997
---------------------------
Bruce P. Madison


                             Director                                          March 11, 1997
---------------------------
Henry A. Meyer


/s/ Norman Tasman            Director                                          March 11, 1997
---------------------------
Norman Tasman


/s/ Kathy C. Thompson        Executive Vice President, Secretary               March 11, 1997
---------------------------  and Director
Kathy C. Thompson


/s/ Bertrand A. Trompeter    Director                                          March 11, 1997
---------------------------
Bertrand A. Trompeter


                                  INDEX OF EXHIBITS

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

        10.1* S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 4 to Registration Statement on Form S-8 of Bancorp, File No. 33-25885, is incorporated by reference herein.

        10.2* Stock Yards Bank & Trust Company Senior Officers Security Plan adopted December 23, 1980. Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988, of Bancorp is incorporated by reference herein.

        10.3* Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.4* Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.
               Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.5* Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
               Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31,1994, of Bancorp is incorporated by reference herein.

        10.6* Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
               Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.

        10.7* S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995, of Bancorp is incorporated by reference herein.


        10.8* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.

        10.9* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman.

       10.10* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust company and Kathy C. Thompson.

       10.11* Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.

       11      Statement re:  computation of per share earnings.

       21      Subsidiaries of the Registrant.

       23      Independent Auditors' Consent.

       27      Financial Data Schedule.

       * Indicates matters related to executive compensation.