Form 10-Q
period 1997-03-31
S Y BANCORP INC
filed 1997-05-13
CIK 835324

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   17262

                       S.  Y. BANCORP, INC.
     (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
(State or other jurisdiction                        (I.R.S. Employer
      or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
                    (Address of principal executive offices)


                              (502) 582-2571
             (Registrant's telephone number, including area code)

                               Not Applicable
              (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 3,275,675
               shares issued and outstanding at May 1, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company (Kentucky) and Stock Yards Bank & Trust Company (Indiana), are submitted herewith:

Consolidated Balance Sheets
  March 31, 1997 and December 31, 1996

Consolidated Statements of Income
  for the three months ended March 31, 1997 and 1996

Consolidated Statements of Cash Flow
  for the three months ended March 31, 1997 and 1996

Notes to Consolidated Financial Statements


                     S.  Y. BANCORP, INC. AND SUBSIDIARIES
                          Consolidated  Balance Sheets
                       March 31, 1997 and December 31, 1996
                                            March 31, 1997     December 31, 1996
(In thousands, except share data)
     Assets
Cash and due from banks                        $ 20,917              $ 15,348
Federal funds sold                                    -	                4,500
Mortgage loans held for sale                      4,112                 4,362
Securities available for sale (amortized
  cost $33,849 in 1997 and $19,111 in 1996)      33,711                19,441
Securities held to maturity (approximate market
  value $41,170 in 1996 and $56,055 in 1996)     41,617                56,079
Loans                                           311,655               301,548
Allowance for loan losses                         5,359                 5,155
                                                -------               -------
        Net loans                               306,296               296,393
Premises and equipment                           10,874                10,079
Accrued interest receivable                       2,521                 2,299
Other assets                                      6,708                 6,864
                                                -------               -------
TOTAL ASSETS                                   $426,756              $415,365
                                                =======               =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 61,808              $ 63,627
  Interest bearing                              306,520               291,624
                                                -------               -------
    Total deposits                              368,328               355,251
Securities sold under agreements
  to repurchase and federal funds purchased      16,186                19,728
Short- term borrowings                            3,250                 2,668
Accrued interest payable an
  other liabilities                               4,245                 3,427
Long-term debt                                    2,295                 2,697
                                                -------               -------
TOTAL LIABILITIES                               394,304               383,771
                                                -------               -------
Stockholders' equity
  Common stock, no par value; 5,000,000
   shares authorized; 3,274,353 and
   3,271,480 shares issued and
   outstanding in 1997 and 1996, respectively     5,461                 5,451
  Surplus                                        13,456                13,390
  Retained earnings                              13,625                12,535
  Net unrealized gain (loss) on securities
   available for sale, net of tax                   (90)                  218
                                                -------               -------
   TOTAL STOCKHOLDERS' EQUITY                    32,452                31,594
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $426,756             $ 415,365
                                                =======               =======
See accompanying notes to consolidated financial statements.


                           S.Y. BANCORP, INC. AND SUBSIDIARIES
                            Consolidated Statements of Income
                    For the three months ended March 31, 1997 and 1996
                                                 1997         1996
(In thousands, except share and per share data)
Interest income
   Loans                                       $7,061       $5,879
   Federal funds sold                             180           49
   Mortgage loans held for sale                    57           81
   U.S. Treasury and Federal agencies             823          522
   Obligations of states and political
     subdivisions                                  96           96
                                                -----        -----
Total interest income                           8,217        6,627
                                                -----        -----
Interest expense
   Deposits                                     3,363        2,705
   Securities sold under agreements
     to repurchase and federal funds purchased    152          151
   Short-term borrowings                           22           20
   Long-term debt                                  43           11
                                                -----        -----
Total interest expense                          3,580        2,887
                                                -----        -----
Net interest income                             4,637        3,740
Provision for loan losses                         225          180
                                                -----        -----
Net interest income after
           provision for loan losses            4,412        3,560
Non-interest income
   Trust income                                   646          531
   Service charges on deposit accounts            444          353
   Gains on sales of mortgage loans
     held for sale                                213          195
   Gains on sales of securities
     available for sale                            80           35
   Other                                          197          120
                                                -----        -----
Total non-interest income                       1,580        1,234

Non-interest expenses
   Salaries and employee benefits               2,317        1,833
   Net occupancy expense                          255          232
   Furniture and equipment expense                357          345
   Other                                          867          793
                                                -----        -----
Total non-interest expenses                     3,796        3,203
                                                -----        -----
Income before income taxes                      2,196        1,591
Income tax expense                                713          519
                                                -----        -----
Net income                                     $1,483       $1,072
                                                =====        =====
Net income per share,
   Primary and fully diluted                   $  .44       $  .32
                                                =====        =====

Average common shares
   Primary                                  3,383,768    3,352,750
   Fully diluted                            3,383,784    3,361,318
                                            =========    =========

See accompanying notes to consolidated financial statements.


                 S.Y. BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
           For the three months ended March 31, 1997 and 1996

                                                              1997        1996
(In thousands)
Operating Activities
  Net income                                               $  1,483       1,072
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Provision for loan losses                                  225         180
     Depreciation, amortization and accretion, net              300         258
     Gain on sales of mortgages held for sale              (    213)    (   195)
     Gain on sales of securities available for sale        (     80)    (    35)
  (Increase) decrease in mortgage loans held for sale           463     ( 3,299)
  (Increase) decrease in accrued interest receivable       (    222)        200
  (Increase) decrease in other assets                           127          10
  Increase (decrease) in accrued interest payable               141     (   215)
  Increase (decrease) in other liabilities                      611         245
                                                              -----       -----
     Net cash provided (used) by operating activities         2,835     ( 1,779)
                                                              -----       -----
  Investing Activities
  Net (increase) decrease in federal funds sold               4,500           -
  Purchases of securities available for sale               ( 17,749)          -
  Purchases of securities held to maturity                 (  9,998)   ( 11,503)
  Proceeds from maturities of securities held to maturity    24,485       3,301
  Proceeds from maturities of securities available for sale      30       1,045
  Proceeds from sales of securities available for sale        3,026       4,850
  Net (increase) decrease in loans                         ( 10,128)   (  5,710)
  Proceeds from sales of other real estate owned                172           -
  Purchases of premises and equipment                      (  1,068)   (  1,140)
                                                              -----       -----
     Net cash provided (used) by investing activities      (  6,730)   (  9,157)
                                                              -----       -----
Financing Activities
  Net increase (decrease) in deposits                        13,077       3,382
  Net increase (decrease) in securities sold under
    agreements to repurchase and fed funds purchased       (  3,542)      1,330
  Net increase (decrease) in short-term borrowings              582       2,036
  Exercise of stock options                                      76          52
  Cash dividends paid                                      (    327)   (    327)
  Repayments of long-term debt                             (    402)          -
                                                              -----       -----
  Net cash provided (used) by financing activities            9,464       6,473
                                                              -----       -----
Net increase (decrease) in cash and cash equivalents	         5,569     ( 4,463)
Cash and cash equivalents at beginning of period             15,348      16,229
                                                             ------      ------
Cash and cash equivalents at end of period                 $ 20,917    $ 11,766
                                                             ======      ======
Income tax payments were $0 in 1997, and $0 in 1996.
Cash paid for interest was $3,439,000 in 1997, and $3,102,000 in 1996.


See accompanying notes to consolidated financial statements.


                          S.Y. BANCORP, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

     The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiaries, Stock Yards Bank & Trust Company, a Kentucky bank, and Stock Yards Bank & Trust Company, an Indiana bank. All significant intercompany transactions have been eliminated in consolidation. The Indiana Bank was acquired on October 1, 1996, and its operations are reflected in the consolidated financial statements subsequent to that date.

     A description of other significant accounting policies is presented in the Consolidated Financial Statements for the year ended December 31, 1996 included in S.Y. Bancorp, Inc.'s Annual Report, and its Form 10-K for the year then ended.

     Interim results for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire year.

     Bancorp's common stock split 2-for-1 in August, 1996. The split was effected in the form of a 100% stock dividend. All share and per share information has been restated to reflect the stock split.

     On January 1, 1997, Bancorp implemented Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognized liabilities when extinquished. The implementation of this Statement did not have a material effect on Bancorp's consolidated financial statements.

(2)  Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):
                                         1997         1996
     Beginning balance                 $5,155       $4,507
     Provision for loan losses            225          180
     Loans charged off                  (  31)      (   22)
     Recoveries                            10           15
                                        -----        -----
     Ending balance                    $5,359       $4,680
                                        =====        =====

Information regarding impaired loans at March 31, 1997 follows:

     Recorded investment in impaired loans                     $   943,000
     Impaired loans with Statement 114 valuation allowance	    $    95,000
     Amount of Statement 114 valuation allowance               $    16,000
     Amount of impaired loans without Statement 114
          valuation allowance                                  $   848,000
                                                                   =======
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiaries, Stock Yards Bank & Trust Company ("the Kentucky Bank") and Stock Yards Bank & Trust Company ("the Indiana Bank") for the three months ended March 31, 1997 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the "Banks" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of the Banks that have occurred during the first three months of 1997 compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,483,000 for the three months ended March 31, 1997 increased $411,000 or 38.3% from $1,072,000 for the comparable 1996 period. Net income per share on a fully diluted basis was $.44 for the first quarter of 1997, an increase of 37.5% from the $.32 for the same period in 1996. Return on average assets and return on average stockholders' equity was 1.47% and 18.58%, respectively, for the first quarter of 1997, compared to 1.34% and 15.30%, respectively, for the same period in 1996.

    The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

   Net Interest Income

   In thousands except percentages

                                       Three Months Ended
                                           March 31
                                        1997        1996

Interest income                      $ 8,217    $  6,627
Tax equivalent adjustment                 44          51
                                       -----       -----
Interest income, tax equivalent basis  8,261       6,678
Total interest expense                 3,580       2,887
Net interest income, tax               -----       -----
    equivalent basis  (1)            $ 4,681     $ 3,791
Net interest spread (2),               =====       =====
    annualized                          4.06%       4.10
Net interest margin(3),                =====       =====
    annualized                          4.92%       5.03%
                                       =====       =====
Notes:

  (1) Net interest income, the most significant component of the Banks' earnings, is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

  (2) Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

  (3) Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity.

     Fully taxable equivalent net interest income of $4,681,000 for the three months ended March 31, 1997 increased $890,000 or 23.5% from $3,791,000 for the same period last year. Net interest spread and net interest margin were 4.06% and 4.92%, respectively, for the first quarter of 1997 and 4.10% and 5.03%, respectively, for the first quarter of 1996. In the relatively stable interest rate environment of the past two years, higher yielding earning assets have matured. The average rate paid on interest bearing liabilities has not dropped as significantly. Thus, net interest spread and margin have decreased.

     Average earning assets increased $82,406,000, or 27.2% to $385,589,000 for the first three months of 1997 compared to 1996. Average interest bearing liabilities increased $69,574,000 or 28.5% to $313,731,000 for the first three months of 1997 compared to 1996.

     Interest rate sensitivity has a major impact on the earnings of the Banks. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Banks manage interest rate risk by primarily making variable rate loans. The Banks do, however, make fixed rate loans which are matched, along with investment securities, against longer term fixed rate time deposits. The Banks' largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans reprice immediately with a change in the prime interest rate. Deposits, the Banks' largest interest bearing liability, do not resopond nearly as quickly nor as significantly to changes in market interest rates. At March 31, 1997, interest earning assets repricing within one year slightly exceeded interest bearing liabilities repricing within one year. A position of interest earning assets repricing more quickly than interest bearing liabilities assets generally allows for a positive impact on net interest income in periods of rising interest rates and a negative impact in periods of declining interest rates. The cumulative interest sensitivity gap through one year was approximately 2% and Bancorp believes it has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.


Provision for Loan Losses

     The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgment, deserve current recognition in estimating loan losses.

     An analysis of the changes in the allowance for loan losses and selected ratios follows:

                                                       Three months ended
                                                            March 31
   (In thousands except percentages)
                                                        1997         1996

   Balance at January 1                             $  5,155     $  4,507
   Provision for loan losses                             225          180
   Loan charge-offs, net of recoveries              (     21)    (      7)
                                                       -----        -----
   Balance at March 31                              $  5,359     $  4,680
                                                     =======      =======
   Average loans, net of unearned income            $308,784     $255,318
                                                     =======      =======
   Provision for loan losses to average loans (1)        .29%         .28%

   Net loan charge-offs to average loans (1)             .03%         .01%

   Allowance for loan losses to average loans           1.74%        1.83%
   Allowance for loan losses to perioden d loans        1.72%        1.81%

  (1) Amounts annualized

     Non-interest Income and Expenses

     The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 1997 and 1996.

     In thousands
                                         Three Months Ended
                                             March 31

                                          1997        1996
     Non-interest income
     Trust income                       $  646      $  531
     Service charges on deposit accounts   444         353
     Gains on sales of mortgage
      loans held for sale                  213         195
     Gains on sales of securities
      available for sale                    80          35
     Other                                 197         120
                                         -----       -----
     Total non-interest income          $1,580      $1,234
                                         =====       =====
     Non-interest expenses
     Salaries and employee benefits     $2,317      $1,833
     Net occupancy expense                 255         232
     Furniture and equipment expense       357         345
     Other                                 867         793
                                         -----       -----
     Total non-interest expenses        $3,796      $3,203
                                         =====       =====
     Non-interest income increased $346,000, or 28.0%, for the first quarter of 1997, compared to the same period in 1996. Trust income increased $115,0000 or 21.7% in the first quarter of 1997, as compared to the same period in 1996. Trust assets under management at March 31, 1997 were $538,000,000 as compared to $470,000,000 at December 31, 1996.

     Service charges on deposit accounts increased $91,000 or 25.8% in the first quarter of 1997, as compared to the same period in 1996. Growth in deposit accounts spurred by the introduction of new deposit products and by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for some deposit services were raised in the second quarter of 1996.

     Gains on sales of mortgage loans were $213,000 in the first quarter of 1997 compared to $195,000 in 1996. The Kentucky Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company has increased more than the gains on sales would indicate. Profit margins on these loans have decreased markedly as competition in the industry has increased.

     Gains on sales of securities available for sale during the first quarter of both 1997 and 1996 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

     Other non-interest income increased $77,000 or 64.2% in the first quarter of 1997 compared to 1996. Numerous factors contribute to this increase including higher service fees and the addition of a brokerage function in the first quarter of 1996.

     Non-interest expenses increased $593,000 or 18.5% for the first quarter of 1997 compared to the same period in 1996. Salaries and employee benefits increased $484,000, or 26.4%, for the first quarter of 1997 compared to the same period in 1996. These increases arose in part from regular salary increases. Also, employees have been added throughout 1997 and 1996 with the opening of new branches. The Bank had 228 full time equivalent employees as of March 31, 1997 and 201 full time equivalents as of March 31, 1996. In addition, the Banks have an incentive plan in place which is based on profitability and employee performance. Expense accrues throughout the year, and with higher earnings and a growing employee base, theseincentives have increased. Net occupancy expense increased $23,000 or 9.9% in the
first quarter of 1997, as compared to 1996.   Furniture and equipment expense
increased $12,000, or 3.5%, for the first quarter of 1997 compared to 1996. These increases are largely due to the opening of new banking centers. In 1996 the Kentucky Bank opened its Stony Brook and Springhurst banking centers and the Indiana Bank was acquired. Other non-interest expenses have increased 9.3% in the first quarter as compared to 1996. Again, these increases are reflective of the Banks' expansion. Also, goodwill amortization related to the Indiana Bank acquisition is included in 1997 totals. That amount was $12,000 in the first quarter of 1997.

     Income Taxes

     Bancorp had income tax expense of $713,000 for the first three months of 1997, compared to $519,000 for the same period in 1996. The effective rate was 32.5% in 1997 and 32.6% in 1996.

B.   FINANCIAL CONDITION

     Total Assets

     Total assets increased $11,391,000 from December 31, 1996 to March 31, 1997. Average assets for the first three months of 1996 were $409,670,000. Total assets at March 31, 1997 increased $88,601,000 from March 31, 1996, representing a 27.6% increase. Since year end, loans have increased approximately $10.1 million; cash due from banks and federal funds sold decreased $1.1 million; securities available for sale increased $14.3 million, and securities held to maturity decreased $14.5 million.

     Nonperforming Loans and Assets

     Nonperforming loans, which include restructured, nonaccrual and loans past due over 90 days, totaled $943,000 at March 31, 1997 and $854,000 at December 31, 1996. This represents .30% of total loans at March 31, 1997 compared to .28% at December 31, 1996.

     Nonperforming assets, which include nonperforming loans and other real estate owned, (the bank had no other real estate owned at March 31, 1997) totaled $943,000 at March 31, 1996 and $1,129,000 at December 31, 1995. This
represents .22% of total assets at March 31, 1997 compared to .27% at December 31, 1996.

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

     The Banks have a number of sources of funds to meet its liquidity needs on daily basis. An increase in loans affects liquidity as the repayment of principal and interest are a daily source of funds. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination ($100,000 and over) certificates of deposit, is another source of funds. The majority of these deposits are from long term customers and are a stable source of funds. In addition, federal funds purchased continue to be a source of funds. Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Kentucky Bank is a member of the Federal Home Loan
Bank of Cincinnati (FHLB). As a member of the FHLB, the Kentucky Bank has access to credit products of the FHLB. These credit services provide the Kentucky Bank with another source of funds. To date, the Kentucky Bank has not accessed this source of funds.

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. At March 31, 1997, the Banks may pay up to $7,931,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At March 31, 1997, stockholders' equity totaled $32,452,000, an increase of $858,000 since December 31, 1996. One component of equity is net unrealized gain (loss) on securities available for sale, net of tax. Fluctuations in the bond market resulted in a net unrealized loss as of March 31, 1997. The unrealized gain (loss) on securities available for sale, net of tax, showed a $218,000 gain at year end and a $90,000 loss as of March 31, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At March 31, 1997, and December 31, 1996, the Banks' and Bancorp's tier 1 total risk based capital and leverage ratios were 9.90%, 11.26% and 7.69%, respectively. These ratios exceed the 4.00% tier 1 and 8.0% total risk based capital and 4% leverage ratio minimums.

E.  NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. The Stament requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

     This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Bancorp does not expect the implementation of this Statement to have a material effect on the financial statements.

     Statement 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. It was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

     Statement 129 is effective for periods ending after December 15, 1997. Implementation of this Statement will not have a material effect on Bancorp's consolidated financial statements.


                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (11)  Computation of Per Share Earnings

(b)  Reports on Form 8K

     The registrant was not required to file a Form 8-K for any of the three months ended March 31, 1997



                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             S.Y. BANCORP, INC.


Date:   May 12, 1997                         By: /s/ David H. Brooks
                                                -------------------------
                                                David H. Brooks, Chairman
                                                and Chief Executive Officer


Date:   May 12, 1997                         By: /s/ David P. Heintzman
                                                --------------------------
                                               David P. Heintzman, President


Date:   May 12, 1997                         By: /s/ Nancy B. Davis
                                                --------------------------
                                               Nancy B. Davis, Senior Vice
                                               President, Treasurer and Chief
                                               Financial Officer