Form 10-Q
period 1997-06-30
S Y BANCORP INC
filed 1997-08-12
CIK 835324

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________.

                      Commission file number 17262.

                           S. Y. BANCORP, INC.
      (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
(State or other jurisdiction)               (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 3,276,475
              shares issued and outstanding at August 12, 1997

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company (Kentucky) and Stock Yards Bank & Trust Company (Indiana), are submitted herewith:

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996

         Consolidated Statements of Income
         for the three months ended June 30, 1997 and 1996

         Consolidated Statements of Income
         for the six months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements


                     S.  Y. BANCORP, INC. AND SUBSIDIARIES
                         Consolidated  Balance Sheets
                       June 30, 1997 and December 31, 1996
                                          June 30, 1997       December 31, 1996
(In thousands, except share data)
     Assets
Cash and due from banks                        $ 22,986              $ 15,348
Federal funds sold                                  600                 4,500
Mortgage loans held for sale                      4,922                 4,362
Securities available for sale (amortized
  cost $29,500 in 1997 and $19,111 in 1996)      29,610                19,441
Securities held to maturity (approximate market
  value $31,006 in 1996 and $56,055 in 1996)     31,011                56,079
Loans                                           327,926               301,548
Allowance for loan losses                         5,575                 5,155
                                                -------               -------
        Net loans                               322,351               296,393
Premises and equipment                           12,582                10,079
Accrued interest receivable                       2,684                 2,299
Other assets                                      6,928                 6,864
                                                -------               -------
TOTAL ASSETS                                   $433,674              $415,365
                                                =======               =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 67,110              $ 63,627
  Interest bearing                              306,215               291,624
                                                -------               -------
    Total deposits                              373,325               355,251
Securities sold under agreements
  to repurchase and federal funds purchased      16,911                19,728
Short-term borrowings                             3,969                 2,668
Accrued interest payable and
  other liabilities                               3,315                 3,427
Long-term debt                                    2,185                 2,697
                                                -------               -------
TOTAL LIABILITIES                               399,705               383,771
                                                =======               =======
Stockholders' equity
  Common stock, no par value; 5,000,000
   shares authorized; 3,275,675 and
   3,271,480 shares issued and
   outstanding in 1997 and 1996, respectively     5,465                 5,451
  Surplus                                        13,480                13,390
  Retained earnings                              14,950                12,535
  Net unrealized gain on securities
   available for sale, net of tax                    74                   218
                                                -------                ------
   TOTAL STOCKHOLDERS' EQUITY                    33,969                31,594
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $433,674              $415,365
                                                =======               =======
See accompanying notes to consolidated financial statements

                    S.Y. BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
              For the three months ended June 30, 1997 and 1996
                                                         1997         1996
(In thousands, except share and per share data)
Interest income
   Loans                                               $7,405       $6,123
   Federal funds sold                                      63           27
   Mortgage loans held for sale                            72          150
   U.S. Treasury and Federal agencies                     915          590
   Obligations of states and political
     subdivisions                                          98           99
                                                        -----        -----
         Total interest income                          8,553        6,989
                                                        -----        -----
Interest expense
   Deposits                                             3,389        2,780
   Securities sold under agreements
     to repurchase and federal funds purchased            243          183
   Short-term borrowings                                   30           18
   Long-term debt                                          43           12
                                                        -----        -----
         Total interest expense                         3,705        2,993
                                                        -----        -----
         Net interest income                            4,848        3,996
Provision for loan losses                                 225          180
         Net interest income after                      -----        -----
           provision for loan losses                    4,623        3,816
                                                        -----        -----
Non-interest income
   Investment management and trust services               862          608
   Service charges on deposit accounts                    496          382
   Gains on sales of mortgage loans
     held for sale                                        275          294
   Other                                                  220          129
                                                        -----        -----
           Total non-interest income                    1,853        1,413
                                                        -----        -----
Non-interest expenses
   Salaries and employee benefits                       2,316        1,889
   Net occupancy expense                                  278          252
   Furniture and equipment expense                        414          327
   Other                                                  883          784
                                                        -----        -----
           Total non-interest expenses                  3,891        3,252
                                                        -----        -----
           Income before income taxes                   2,585        1,977
Income tax expense                                        864          641
                                                        -----        -----
           Net income                                  $1,721       $1,336
                                                        =====        =====
Net income per share
   Primary and fully diluted                           $  .51       $  .40
                                                        =====        =====
Average common shares
   Primary                                          3,397,506    3,364,358
   Fully diluted                                    3,399,799    3,368,534

See accompanying notes to consolidated financial statements.



                       S.Y. BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                 For the six months ended June 30, 1997 and 1996
                                                            1997          1996
(In thousands, except share and per share data)
Interest income
   Loans                                                 $14,466       $11,981
   Federal funds sold                                        243            76
   Mortgage loans held for sale                              129           231
   U.S. Treasury and Federal agencies                      1,738         1,133
   Obligations of states and political
     subdivisions                                            194           195
                                                          ------        ------
         Total interest income                            16,770        13,616
                                                          ------        ------
Interest expense
   Deposits                                                6,752         5,485
   Securities sold under agreements
     to repurchase and federal funds purchased               395           334
   Short-term borrowings                                      52            38
   Long-term debt                                             86            23
                                                           -----         -----
         Total interest expense                            7,285         5,880
                                                           -----         -----
         Net interest income                               9,485         7,736
Provision for loan losses                                    450           360
                                                           -----         -----
         Net interest income after
           provision for loan losses                       9,035         7,376
                                                           -----         -----
Non-interest income
   Investment management and trust services                1,508         1,139
   Service charges on deposit accounts                       940           735
   Gains on sales of mortgage loans
     held for sale                                           488           489
   Gains on sales of securities
     available for sale                                       80            35
   Other                                                     417           249
                                                           -----         -----
         Total non-interest income                         3,433         2,647
                                                           -----         -----
Non-interest expenses
   Salaries and employee benefits                          4,633         3,722
   Net occupancy expense                                     533           484
   Furniture and equipment expense                           771           672
   Other                                                   1,750         1,577
                                                           -----         -----
         Total non-interest expenses                       7,687         6,455
          Income before income taxes                       4,781         3,568
Income tax expense                                         1,577         1,160
                                                           -----         -----
           Net income                                     $3,204        $2,408
                                                           =====         =====
Net income per share
   Primary and fully diluted                              $  .94        $  .72
                                                           =====         =====
Average common shares
   Primary                                             3,390,675     3,358,552
   Fully diluted                                       3,395,395     3,367,978

See accompanying notes to consolidated financial statements.


                    S.Y. BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
              For the six months ended June 30, 1997 and 1996
(In thousands)
                                                             1997         1996
Operating Activities
Net income                                                $  3,204     $ 2,408
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                                 450         360
     Depreciation, amortization and accretion, net             649         510
     Gains on sales of mortgages held for sale            (    488)    (   489)
     Gains on sales of securities available for sale      (     80)    (    35)
  (Increase) decrease in mortgage loans held for sale     (     72)    ( 3,587)
  (Increase) decrease in accrued interest receivable      (    385)    (    20)
  (Increase) decrease in other assets                     (    197)    (   312)
  Increase (decrease) in accrued interest payable               78          63
  Increase (decrease) in other liabilities                     256)        397
                                                           -------     -------
     Net cash provided (used) by operating activities        2,903     (   705)
                                                           -------     -------
Investing Activities
  Net (increase) decrease in federal funds sold              3,900           -
  Purchases of securities held to maturity                ( 10,994)   ( 16,500)
  Purchases of securities available for sale              ( 17,749)   (  6,996)
  Proceeds from maturities of securities held to maturity   36,128       9,164
  Proceeds from maturities of securities available for sale  3,348       1,010
  Proceeds from sales of securities available for sale       4,026       4,885
  Proceeds from sales of other real estate owned               172          -
  Net (increase) decrease in loans                        ( 26,408)   ( 18,240)
  Purchases of premises and equipment                     (  3,115)   (  1,663)
                                                          --------    --------
     Net cash provided (used) by investing activities     ( 10,692)   ( 28,340)
                                                          --------    --------
Financing Activities
  Net increase (decrease) in deposits                       18,074      20,104
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased  (  2,817)      4,454
  Net increase (decrease) in short-term borrowings           1,301       2,977
  Issuance of common stock for options and dividend
    reinvestment plan                                          104          84
  Cash dividends paid                                     (    723)   (    655)
  Repayments of long-term debt                            (    512)          -
                                                            ------     -------
     Net cash provided (used) by financing activities       15,427      26,964
                                                            ------      ------
Net increase (decrease) in cash and cash equivalents	        7,638     ( 2,081)
Cash and cash equivalents at beginning of period            15,348      16,229
                                                           -------     -------
Cash and cash equivalents at end of period                $ 22,986    $ 14,148
                                                           =======    ========
Income tax payments were $1,644,000 in 1997, and $1,276,000 in 1996.
Cash paid for interest was $7,363,000 in 1997, and $5,817,000 in 1996.
See accompanying notes to consolidated financial statements.


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

     Interim results for the quarter and/or six month period ended June 30, 1997 are not necessarily indicative of the results for the entire year.

     Bancorp's common stock split 2-for-1 in August, 1996. The split was effected in the form of a 100% stock dividend. All share and per share information has been restated to reflect the stock split.

     On January 1, 1997, Bancorp implemented Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The implementation of SFAS No. 125 did not have a material effect on Bancorp's consolidated financial statements because Bancorp does not have sgnificant transactions of this nature.

(2)  Allowance for Loan Losses

    An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                           1997       1996

     Beginning balance                   $5,155      $4,507
     Provision for loan losses              450         360
     Loans charged off                    (  52)     (   54)
     Recoveries                              22          25
                                          -----       -----
     Ending balance                      $5,575      $4,838
                                          =====       =====

Information regarding impaired loans at June 30, 1997 follows:

     Recorded investment in impaired loans                 $   855,000
     Impaired loans with Statement 114 valuation allowance	$     9,000
     Amount of Statement 114 valuation allowance           $     9,000
     Amount of impaired loans without Statement 114
          valuation allowance                              $   846,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiaries, Stock Yards Bank & Trust Company
("the Kentucky Bank") and Stock Yards Bank & Trust Company ("the Indiana Bank") for the three and six months ended June 30, 1997 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Banks" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of the Banks that have, occurred during the first six months of 1997 compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,721,000 for the three months ended June 30, 1997 increased $385,000 or 28.8% from $1,336,000 for the comparable 1996 period. Net income per share on a fully diluted basis was $.51 for the second quarter of 1997, an increase of 27.5% from the $.40 for the same period in 1996. Return on average assets and return on average stockholders' equity were 1.62% and 20.63%, respectively, for the second quarter of 1997, compared to 1.65% and 18.52%, respectively, for the same period in 1996.

     Net income of $3,204,000 for the six months ended June 30, 1997 increased $796,000 or 33.1% from $2,408,000 for the comparable 1996 period. Net income per share on a fully diluted basis was $.94 for the first six months of 1997, an increase of 30.6% from the $.72 for the same period in 1996. Return on average assets and return on average stockholders' equity were 1.55% and 19.70%, respectively, for the first six months of 1997, compared to 1.47% and 16.93%, respectively, for the same period in 1996.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

     Net Interest Income

     In thousands except percentages

                                  Three Months Ended         Six Months Ended
                                        June 30                   June 30
                                    1997        1996          1997         1996
Interest income                  $ 8,553     $ 6,989      $ 16,770     $ 13,616
Tax equivalent                        45          52            89          103
                                   -----       -----        ------       ------
Interest income, tax
  equivalent basis                 8,598       7,041        16,859       13,719
Total interest expense             3,705       2,993         7,285        5,880
                                  ------      ------        ------       ------
Net interest income , tax
  equivalent basis (1)           $ 4,893     $ 4,048      $  9,574     $  7,839
                                  ======      ======        ======       ======

Net interest spread (2),
  annualized                        4.17%       4.23%         4.12%        4.17%
Net interest margin (3),
  annualized                        4.98%       5.13%         4.95%        5.08%
Notes:

  (1) Net interest income, the most significant component of the Banks' earnings,is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

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

     Fully taxable equivalent net interest income of $4,893,000 for the three months ended June 30, 1997 increased $845,000 or 20.9% from $4,048,000 for the same period last year. For the six months ended June 30, 1997, net interest income of $9,574,000 increased $1,735,000 or 22.1 % from $7,839,000 for the same period last year. Net interest spread and net interest margin were 4.17% and 4.98%, respectively, for the second quarter of 1997 and 4.23% and 5.13%, respectively, for the second quarter of 1996. Net interest spread and margin were 4.12% and 4.95%, respectively, for the first six months of
1997 and 4.17% and 5.08%, respectively, for the same period in 1996.
In the relatively stable interest rate environment, higher yielding interest earning assets have matured. Thus, net interest spread and margin are decreasing.
     Average earning assets increased $79,733,000, or 25.7% to $389,982,000 for the first six months of 1997 compared to 1996. Average interest bearing liabilities increased $69,231,000 or 27.7% to $319,452,000 for the first six months of 1997 compared to 1996.
     Interest rate sensitivity has a major impact on the earnings of the Banks. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities.  Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Banks manage interest rate risk by primarily making variable rate loans. The Banks do, however, make fixed rate loans which are matched, along with investment securities against longer term fixed rate time deposits. The Banks' largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans reprice immediately with a change in prime rates. Deposits, the Banks'  largest interest bearing liability, do not respond nearly as quickly nor as significantly to changes in market interest rates. At June 30, 1997, interest earning assets repricing within one year slightly exceeded interest bearing liabilities repricing
within one year.   A position of interest earning assets repricing more quickly than interest bearing liabilities generally allows for a positive impact on net interest income in periods of rising interest rates and a negative impact in periods of declining interest rates. The cumulative interest sensitivity gap through one year was approximately 6.5% and Bancorp believes it has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

Provision for Loan Losses
     The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgment, deserve current recognition in estimating loan losses.

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Six months ended
                                                            June 30
   (In thousands except percentages)
                                                     1997         1996

Balance at January 1                             $  5,155     $  4,507
Provision for loan losses                             450          360
Loan charge-offs, net of recoveries              (     30)    (     29)
                                                  -------     --------
Balance at June 30                               $  5,575     $  4,838
                                                  =======      =======
Average loans, net of unearned income            $314,736     $262,159

Provision for loan losses to average loans (1)        .29%         .27%

Net loan charge-offs to average loans (1)             .02%         .02%

Allowance for loan losses to average loans           1.77%        1.85%
Allowance for loan losses to period-end loans        1.70%        1.78%

  (1) Amounts annualized

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six months ended June 30, 1997 and 1996.

In thousands
                                     Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                      1997        1996          1997        1996
Non-interest income
     Investment management and
      trust services                $  862      $  608       $ 1,508     $ 1,139
     Service charges on
      deposit accounts                 496         382           940         735
     Gains on sales of mortgage
      loans held for sale              275         294           488         489
     Gains on sales of securities
      available for sale                 -           -            80          35
     Other                             220         129           417         249
                                     -----       -----          ----       -----
Total non-interest income           $1,853      $1,413       $ 3,433     $ 2,647
                                    ======       =====        ======      ======

Non-interest expenses
  Salaries and employee
    benefits                        $2,316      $1,889       $ 4,633     $ 3,722
  Net occupancy expense                278         252           533         484
  Furniture and equipment
    expense                            414         327           771         672
  Other                                883         784         1,750       1,577
                                    ------       -----         -----       -----
Total non-interest
  expenses                          $3,891      $3,252       $ 7,687     $ 6,455
                                     =====       =====         =====       =====
     Non-interest income increased $440,000, or 31.1%, for the second quarter of 1997, and $786,000 or 30.0% for the first six months of 1997, compared to the same periods in 1996. Trust income increased $254,0000 or 41.8% in the second quarter of 1997 and $369,000 or 32.4% in the first half of 1997, as compared to the same periods in 1996. Trust assets under management at June 30, 1997 were $595,000,000 as compared to $470,000,000 at December 31, 1996.

     Service charges on deposit accounts increased $114,000 or 29.8% in the second quarter of 1997 and $205,000 or 27.9% in the first six months of 1997, as compared to the same periods in 1996. Growth in deposit accounts spurred by the introduction of new deposit products and by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for some deposit services were raised in the second quarter of 1996.


     Gains on sales of mortgage loans were $275,000 in the second quarter of 1997 compared to $294,000 in 1996 and $488,000 in the first half of 1997, as compared to $489,000 in 1996. The Kentucky Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company has increased more than the gains on sales would indicate. Profit margins on these loans have decreased markedly as competition in the industry has increased.

     Gains on sales of securities available for sale during the first quarter of both 1997 and 1996 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

     Other non-interest income increased $91,000 or 70.5% in the second quarter of 1997 and $168,000 or 67.5% in the first half of 1997 compared to 1996. Numerous factors contribute to this increase including the addition of a brokerage function in the first quarter of 1996.

    Non-interest expenses increased $639,000 or 19.6% for the second quarter of 1997 and $1,232,000 or 19.1% for the first six months of 1997 compared to the same periods in 1996. Salaries and employee benefits increased $427,000, or 22.6%, for the second quarter of 1997 and $911,000 or 24.5% for the first half of 1997 compared to the same periods in 1996. These increases arose in part from regular salary increases. Also, employees have been added throughout 1997 and 1996 with the opening of new branches. The Banks had 231 full time equivalent employees as of June 30, 1997 and 207 full time equivalents as of June 30, 1996. In addition, the Banks have an incentive plan in place which is based on profitability and employee performance.
Expense accrues throughout the year, and with higher earnings and a growing employee base, these incentives have increased. Net occupancy expense increased $26,000 or 10.3% in the second quarter of 1997 and $49,000 or 10.1% for the first six months of 1997, as compared to 1996. Furniture and equipment expense increased $87,000, or 26.6%, for the second quarter of 1997 and $99,000 or 14.7% for the first half of 1997 compared to 1996. These increases are largely due to the opening of new banking centers. In 1996 the Kentucky Bank opened its Stony Brook and Springhurst banking centers and the Indiana Bank was acquired. In 1997, the Stony Brook branch moved into its permanent facility, and the historic rehabilitation of the Bourbon Stockyards Exchange building was completed. Virtually all non-customer contact employees moved into this building during the second quarter of 1997.  Additionally, the
Banks continue to update computer equipment and software as technology advances. These additions flow through the statement of income as
depreciation expense.    Other non-interest expenses have increased 12.6% in
the second quarter and 11.0% in the first half of 1997 as compared to 1996. Again, these increases are reflective of the Banks' expansion. Also, goodwill amortization related to the Indiana Bank acquisition is included in 1997 totals. That amount was $35,000 in the first half of 1997.

     Income Taxes

     Bancorp had income tax expense of $1,577,000 for the first six months of 1997 compared to $1,160,000 for the same period in 1996. The effective rate was 33.0% in 1997 and 32.5% in 1996. The increase in the effective tax rate is due to a decreasing proportion of tax exempt interest.

B.   FINANCIAL CONDITION
     Total Assets

     Total assets increased $18,309,000 from December 31, 1996 to June 30, 1997. Average assets for the first six months of 1997 were $416,327,000. Total assets at June 30, 1997 increased $79,640,000 from June 30, 1996, representing a 22.5% increase. Since year end, loans have increased approximately $26.4 million; cash, due from banks and federal funds sold increased $3.7 million; securities available for sale increased $10.2 million, and securities held to maturity decreased $25.1 million.

     Nonperforming Loans and Assets

     Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $855,000 at June 30, 1997 and $854,000 at December 31, 1996. This represents .26% of total loans at June 30, 1997 compared to .28% at December 31, 1996.

     Nonperforming assets, which include nonperforming loans, other real estate owned and repossessed assets, totaled $973,000 at June 30, 1997 and $1,129,000 at December 31, 1996. This represents .22% of total assets at June 30, 1997 compared to .27% at December 31, 1996.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. At June 30, 1997, the Banks may pay up to $9,173,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At June 30, 1997, stockholders' equity totaled $33,969,000, an increase of $2,375,000 since December 31, 1996. One component of equity is net unrealized gain (loss) on securities available for sale, net of tax. Fluctuations in the bond market resulted in a net unrealized gain as of June 30, 1997. The unrealized gain on securities available for sale, net of tax, showed a $218,000 gain at year end and a $74,000 gain as of June 30, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At June 30, 1997, and December 31, 1996, the Banks' and Bancorp's tier 1 total risk based capital and leverage ratios were 9.83%, 11.20% and 7.78%, respectively. These ratios exceed the 4.00% tier 1, 8.0% total risk based capital and 4% leverage ratio minimums. Capital ratios of the Kentucky Bank and the consolidated entity have decreased slowly. Despite record earnings and conservative dividend policies, with the rapid expansion of the Kentucky Bank assets have increased faster than capital has grown. Management monitors this situation and plans to maintain capital ratios within well capitalized parameters.

E.    NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information
About Capital Structure."   SFAS No. 128 simplifies the computation of earnings
per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Bancorp does not expect the implementation of this Statement to have a material effect on the financial statements.

     SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. This Statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

     This Statement is effective for financial statements for periods ending after December 15, 1997. Implementation of this Statement will not have a material effect on Bancorp's financial statements.


                         Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

On April 23, 1997, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 2,130,226 shares, and those shares were as follows.

 (1)Fixing the number of directors at fifteen (15) and electing at the Annual Meeting five (5) directors:

         FOR: 2,116,346        AGAINST: 2,085          ABSTAIN: 11,796

(2) Election of Directors: Bancorp has a staggered board of Directors. The following individuals were nominated in 1996. All nominees were elected.

                          FOR              AGAINST             ABSTAIN

James Carrico             10,639,006           10,110                 -
Jack Crowner              10,646,266            2,850                 -
Leonard Kaufman           10,642,636            6,480                 -
George Keller             10,622,347           26,768                 -
Bruce Madison             10,643,557            5,560                 -

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
(11)  Computation of Per Share earnings

(b)  Reports on Form 8-K

The registrant was not required to file a Form 8-K for any of the three months ended June 30, 1997.


SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              S.Y. BANCORP, INC.


Date:   August 12, 1997                       By: /s/ David H. Brooks
                                              David H. Brooks, Chairman
                                              and Chief Executive Officer


Date:   August 12, 1997                       By: /s/ David P. Heintzman
                                              David P. Heintzman, President


Date:   August 12, 1997                       By: /s/ Nancy B. Davis
                                              Nancy B. Davis, Senior Vice
                                              President, Treasurer and Chief
                                              Financial Officer