Form 10-Q
period 1997-09-30
S Y BANCORP INC
filed 1997-11-13
CIK 835324

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________.

Commission file number            17262

                         S.Y. BANCORP, INC.
   (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
(State or other jurisdiction                        (I.R.S. Employer
       or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
                      (Address of principal executive offices)
                                  (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Common Stock, no par value - 3,281,145
             shares issued and outstanding at November 12, 1997

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company (Kentucky) and Stock Yards Bank & Trust Company (Indiana), are submitted herewith:

        Consolidated Balance Sheets
        September 30, 1997 and December 31, 1996

        Consolidated Statements of Income
        for the three months ended September 30, 1997 and 1996

        Consolidated Statements of Income
        for the nine months ended September 30, 1997 and 1996

        Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1997 and 1996

        Notes to Consolidated Financial Statements

               S.Y. BANCORP, INC. AND SUBSIDIARIES
                   Consolidated  Balance Sheets
             September 30, 1997 and December 31, 1996
                                      September 30, 1997    December 31, 1996
(In thousands, except share data)
     Assets
Cash and due from banks                        $ 19,747              $ 15,348
Federal funds sold                               12,000                 4,500
Mortgage loans held for sale                      5,192                 4,362
Securities available for sale (amortized
  cost $31,494 in 1997 and $19,111 in 1996)      31,802                19,441
Securities held to maturity (approximate market
  value $30,899 in 1997 and $56,055 in 1996)     30,693                56,079
Loans                                           344,002               301,548
Allowance for loan losses                         5,671                 5,155
                                                -------               -------
        Net loans                               338,331               296,393
Premises and equipment                           13,225                10,079
Accrued interest receivable                       2,760                 2,299
Other assets                                      6,968                 6,864
                                                -------               -------
TOTAL ASSETS                                   $460,718              $415,365
                                                =======               =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 70,218              $ 63,627
  Interest bearing                              332,684               291,624
                                                -------               -------
    Total deposits                              402,902               355,251
Securities sold under agreements
  to repurchase and federal funds purchased      11,865                19,728
Short-term borrowings                             4,838                 2,668
Accrued interest payable and
  other liabilities                               3,560                 3,427
Long-term debt                                    2,115                 2,697
                                                -------               -------
TOTAL LIABILITIES                               425,280               383,771
                                                -------               -------
Stockholders' equity
  Common stock, no par value; 5,000,000
   shares authorized; 3,278,801 and
   3,271,480 shares issued and
   outstanding in 1997 and 1996, respectively     5,476                 5,451
  Surplus                                        13,532                13,390
  Retained earnings                              16,226                12,535
  Net unrealized gains on securities
   available for sale, net of tax                   204                   218
                                                -------               -------
   TOTAL STOCKHOLDERS' EQUITY                    35,438                31,594
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $460,718             $ 415,365
                                                =======               =======
See accompanying notes to consolidated financial statements.

                      S.Y. BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
            For the three months ended September 30, 1997 and 1996
                                                         1997         1996
(In thousands, except share and per share data)
Interest income
   Loans                                               $7,788       $6,446
   Federal funds sold                                     209          120
   Mortgage loans held for sale                            82          136
   U.S. Treasury and Federal agencies                     871          687
   Obligations of states and political
     subdivisions                                         100           95
                                                        -----        -----
         Total interest income                          9,050        7,484
                                                        -----        -----
Interest expense
   Deposits                                             3,820        3,017
   Securities sold under agreements
     to repurchase and federal funds purchased            178          157
   Short-term borrowings                                   29           23
   Long-term debt                                          41           11
                                                        -----        -----
         Total interest expense                         4,068        3,208
                                                        -----        -----
         Net interest income                            4,982        4,276
Provision for loan losses                                 225          180
                                                        -----        -----
         Net interest income after
           provision for loan losses                    4,757        4,096
                                                        -----        -----
Non-interest income
   Investment management and trust services               868          603
   Service charges on deposit accounts                    487          394
   Gains on sales of mortgage loans
     held for sale                                        283          260
   Other                                                  247          150
                                                        -----        -----
           Total non- interest income                   1,885        1,407
                                                        -----        -----
Non- interest expenses
   Salaries and employee benefits                       2,423        2,061
   Net occupancy expense                                  324          240
   Furniture and equipment expense                        442          363
   Other                                                  985          664
                                                        -----        -----
           Total non-interest expenses                  4,174        3,328
                                                        -----        -----
           Income before income taxes                   2,468        2,175
Income tax expense                                        800          715
                                                        -----        -----
           Net income                                  $1,668       $1,460
                                                        =====        =====
Net income per share
   Primary                                             $  .49       $  .44
                                                        =====        =====
   Fully diluted                                       $  .49       $  .43
                                                        =====        =====
Average common shares
   Primary                                          3,397,979    3,370,198
                                                    =========    =========
   Fully diluted                                    3,406,393    3,384,510
                                                    =========    =========
See accompanying notes to consolidated financial statements.


                  S.Y. BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income
       For the nine months ended September 30, 1997 and 1996
                                                           1997          1996
(In thousands, except share and per share data)
Interest income
   Loans                                                 $22,254       $18,427
   Federal funds sold                                        452           196
   Mortgage loans held for sale                              211           367
   U.S. Treasury and Federal agencies                      2,609         1,820
   Obligations of states and political
     subdivisions                                            294           290
                                                          ------        ------
         Total interest income                            25,820        21,100
                                                          ------        ------
Interest expense
   Deposits                                               10,572         8,502
   Securities sold under agreements
     to repurchase and federal funds purchased               573           491
   Short-term borrowings                                      81            61
   Long-term debt                                            127            34
                                                          ------        ------
         Total interest expense                           11,353         9,088
                                                          ------        ------
         Net interest income                              14,467        12,012
Provision for loan losses                                    675           540
         Net interest income after                        ------        ------
           provision for loan losses                      13,792        11,472
                                                          ------        ------
Non-interest income
   Investment management and trust services                2,376         1,742
   Service charges on deposit accounts                     1,427         1,129
   Gains on sales of mortgage loans
     held for sale                                           771           749
   Gains on sales of securities
     available for sale                                       80            35
   Other                                                     664           399
                                                           -----         -----
         Total non-interest income                         5,318         4,054
                                                           -----         -----
Non-interest expenses
   Salaries and employee benefits                          7,056         5,783
   Net occupancy expense                                     857           724
   Furniture and equipment expense                         1,213         1,035
   Other                                                   2,735         2,241
                                                          ------         -----
         Total non-interest expenses                      11,861         9,783
                                                          ------         -----
          Income before income taxes                       7,249         5,743
Income tax expense                                         2,377         1,875
                                                          ------         -----
           Net income                                    $ 4,872        $3,868
Net income per share                                      ======         =====
   Primary                                               $  1.44        $ 1.15
                                                          ======         =====
   Fully diluted                                         $  1.43        $ 1.15
                                                          ======         =====
Average common shares
   Primary                                             3,392,695     3,362,462
                                                       =========     =========
   Fully diluted                                       3,407,148     3,383,008
                                                       =========     =========
See accompanying notes to consolidated financial statements.




               S.Y. BANCORP, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
      For the nine months ended September 30, 1997 and 1996
                                                                1997      1996
(In thousands)
Operating Activities
  Net income                                                $  4,872   $ 3,868
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities
     Provision for loan losses                                   675       540
     Depreciation, amortization and accretion, net             1,068       800
     Gains on sales of mortgages held for sale              (    771)      749)
     Gains on sales of securities available for sale        (     80) (     35)
  (Increase) decrease in mortgage loans held for sale       (     59) (    597)
  (Increase) decrease in accrued interest receivable        (    461)        7)
  (Increase) decrease in other assets                       (    320) (    932)
  Increase (decrease) in accrued interest payable           (    160) (    307)
  Increase (decrease) in other liabilities                       227       514
                                                              ------     -----
     Net cash provided (used) by operating activities          4,991     3,095
                                                              ------     -----
Investing Activities
  Net (increase) decrease in federal funds sold             (  7,500)  ( 6,500)
  Purchases of securities held to maturity                  ( 10,994)   20,854)
  Purchases of securities available for sale                ( 20,245) (  6,996)
  Proceeds from maturities of securities held to maturity     36,372    14,852
  Proceeds from maturities of securities available for sale    3,910     3,057
  Proceeds from sales of securities available for sale         4,026     4,850
  Proceeds from sales of other real estate owned                 172         -
  Net (increase) decrease in loans                          ( 42,613) ( 33,483)
  Purchases of premises and equipment                       (  4,149) (  2,831)
                                                              ------    ------
     Net cash provided (used) by investing activities       ( 41,021) ( 47,905)
                                                              ------    ------
Financing Activities
  Net increase (decrease) in deposits                         47,651    44,436
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased    (  7,863) (  1,518)
  Net increase (decrease) in short-term borrowings             2,170     2,946
  Issuance of common stock for options and dividend
    reinvestment plan                                            167        91
  Cash dividends paid                                       (  1,114) (    982)
  Repayments of long-term debt                              (    582)         -
                                                              ------     ------
     Net cash provided (used) by financing activities         40,429    44,973
                                                              ------     ------
Net increase (decrease) in cash and cash equivalents           4,399       163
Cash and cash equivalents at beginning of period              15,348    16,229
                                                             -------    -------
Cash and cash equivalents at end of period                  $ 19,747  $ 16,392
                                                             =======    =======
Income tax payments were $2,480,000 in 1997, and $1,798,000 in 1996.
Cash paid for interest was $11,513,000 in 1997, and $9,395,000 in 1996.

See accompanying notes to consolidated financial statements.


                        S.Y. BANCORP, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements
The consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

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

     Interim results for the quarter and/or nine month period ended September 30, 1997 are not necessarily indicative of the results for the entire year.

     On January 1, 1997, Bancorp implemented Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The implementation of SFAS No. 125 did not have a material effect on Bancorp's consolidated financial statements because Bancorp does not have significant transactions of this nature.

(2)  Allowance for Loan Losses

     An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                         1997        1996

     Beginning balance                 $5,155      $4,507
     Provision for loan losses            675         540
     Loans charged off                  ( 199)     (  205)
     Recoveries                            40          46
                                        -----       -----
     Ending balance                    $5,671      $4,888
                                        =====       =====
Information regarding impaired loans at September 30, 1997 follows:

     Recorded investment in impaired loans                     $   439,000
     Impaired loans with Statement 114 valuation allowance     $    66,000
     Amount of Statement 114 valuation allowance               $    66,000
     Amount of impaired loans without Statement 114
          valuation allowance                                  $   373,000
                                                                   =======
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiaries, Stock Yards Bank & Trust Company
("the Kentucky Bank") and Stock Yards Bank & Trust Company ("the Indiana Bank") for the three and nine months ended September 30, 1997 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Banks" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of the Banks that have occurred during the first nine months of 1997 compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,668,000 for the three months ended September 30, 1997 increased $208,000 or 14.25% from $1,460,000 for the comparable 1996 period. Net income per share on a fully diluted basis was $.49 for the third quarter of 1997, an increase of 14.0% from the $.43 for the same period in 1996. Return on average assets and return on average stockholders' equity were 1.49% and 19.07%, respectively, for the third quarter of 1997, compared to 1.71% and 19.12%, respectively, for the same period in 1996.

     Net income of $4,872,000 for the nine months ended September 30, 1997 increased $1,004,000 or 26.0% from $3,868,000 for the comparable 1996 period. Net income per share on a fully diluted basis was $1.43 for the first nine months of 1997, an increase of 24.4% from the $1.15 for the same period in 1996. Return on average assets and return on average stockholders' equity were 1.53% and 19.46%, respectively, for the first nine months of 1997, compared to 1.52% and 17.76%, respectively, for the same period in 1996.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

   Net Interest Income

   In thousands except percentages

                                   Three Months Ended         Nine Months Ended
                                      September 30               September 30
                                    1997         1996          1997        1996

Interest income                  $ 9,050      $ 7,484      $ 25,820     $ 21,100
Tax equivalent                        44           48           133          147
Interest income, tax              ------       ------        ------       ------
  equivalent basis                 9,094        7,532        25,953       21,247
Total interest expense             4,068        3,208        11,353        9,088
Net interest income , tax         ------       ------        ------       ------
  equivalent basis (1)           $ 5,026      $ 4,324      $ 14,600     $ 12,159
                                  ======       ======        ======       ======

Net interest spread (2),
  annualized                       4.38%        4.16%         4.20%        4.16%
Net interest margin (3),         ======       ======        ======       ======
  annualized                       5.03%        5.05%         4.97%        5.07%
                                 ======       ======        ======       ======

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

     Fully taxable equivalent net interest income of $5,026,000 for the three months ended September 30, 1997 increased $702,000 or 16.2% from $4,324,000 for the same period last year. For the nine months ended September 30, 1997, net interest income of $14,600,000 increased $2,441,000 or 20.1 % from $12,159,000 for the same period last year. Net interest spread and net interest margin were 4.38% and 5.03%, respectively, for the third quarter of 1997 and 4.16% and 5.05%, respectively, for the third quarter of 1996. Net interest spread and margin were 4.20% and 4.97%, respectively, for the first nine months of 1997 and 4.16% and 5.07%, respectively, for the same period in
1996.   In the relatively stable interest rate environment, higher yielding interest earning assets have matured. Thus, net interest spread and margin are decreasing.

    Average earning assets increased $72,104,000, or 22.5% to $392,483,000 for the first nine months of 1997 compared to 1996. Average interest bearing liabilities increased $68,802,000 or 26.6% to $327,358,000 for the first nine months of 1997 compared to 1996.

    Interest rate sensitivity has a major impact on the earnings of the Banks. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Banks manage interest rate risk by primarily making variable rate loans. The Banks do, however, make fixed rate loans which are matched, along with investment securities against longer term fixed rate time deposits. The Banks' largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans reprice immediately with a change in prime rates. Deposits, the Banks'  largest interest bearing liability, do not respond nearly as quickly nor as significantly to changes in market interest rates. At September 30, 1997, interest bearing liabilities repricing within one year slightly exceeded interest earning assets repricing
within one year.   A position of interest bearing liabilities repricing more
quickly than interest earning assets generally allows for a negative impact on net interest income in periods of rising interest rates and a positive impact in periods of declining interest rates. The cumulative interest sensitivity gap through one year was approximately (1%) and Bancorp believes it has the ability to effectively manage its interest sensitivity gap to control the degree of interest rate risk on the balance sheet.

Provision for Loan Losses

     The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgement, deserve current recognition in estimating loan losses.

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Nine months ended
                                                         September 30
   (In thousands except percentages)
                                                        1997         1996

   Balance at January 1                             $  5,155     $  4,507
   Provision for loan losses                             675          540
   Loan charge-offs, net of recoveries              (    159)    (    159)
                                                     -------      -------
   Balance at September 30                          $  5,671     $  4,888
                                                     =======      =======
   Average loans, net of unearned income            $315,224     $265,839
                                                     =======      =======
   Provision for loan losses to average loans (1)        .29%         .27%
                                                     =======      =======
   Net loan charge-offs to average loans (1)            .07%         .08%
                                                     =======      =======
   Allowance for loan losses to average loans           1.80%        1.84%
                                                     =======      =======
   Allowance for loan losses to period-end loans       1.65%        1.71%
                                                     =======      =======
  (1) Amounts annualized

  Non-interest Income and Expenses

     The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 1997 and 1996.

     In thousands
                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30

                                      1997        1996          1997        1996
 Non-interest income
     Investment management and
       trust services               $  868      $  603       $ 2,376     $ 1,742
     Service charges on
      deposit accounts                 487         394         1,427       1,129
     Gains on sales of mortgage
      loans held for sale              283         260           771         749
     Gains on sales of securities
      available for sale                 -           -            80          35
     Other                             247         150           664         399
                                     -----       -----          ----       -----

 Total non-interest income          $1,885      $1,407       $ 5,318     $ 4,054
                                     =====       =====        ======      ======

 Non-interest expenses
    Salaries and employee
      benefits                      $2,423      $2,061       $ 7,056     $ 5,783
    Net occupancy expense              324         240           857         724
    Furniture and equipment
      expense                          442         363         1,213       1,035
    Other                              985         664         2,735       2,241
                                    ------       -----         -----       ----
 Total non-interest
      expenses                      $4,174      $3,328       $11,861     $ 9,783
                                     =====       =====        ======       =====

      Non-interest income increased $478,000, or 34.0%, for the third quarter of 1997, and $1,264,000 or 31.2% for the first nine months of 1997, compared to the same periods in 1996. Trust income increased $265,0000 or 44.0% in the third quarter of 1997 and $634,000 or 36.4% in the first nine months of 1997, as compared to the same periods in 1996. Trust assets under management at September 30, 1997 were $630,000,000 as compared to $470,000,000 at
December 31, 1996.


    Service charges on deposit accounts increased $93,000 or 23.6% in the third quarter of 1997 and $298,000 or 26.4% in the first nine months of 1997, as compared to the same periods in 1996. Growth in deposit accounts spurred by the introduction of new deposit products and by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, rates for some deposit services were raised in the third quarter of 1996.

    Gains on sales of mortgage loans were $283,000 in the third quarter of 1997 compared to $260,000 in 1996 and $771,000 in the first nine months of 1997, as compared to $749,000 in 1996. The Kentucky Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company has increased more than the gains on sales would indicate. Profit margins on these loans have decreased markedly as competition in the industry has increased.

    Gains on sales of securities available for sale during the first quarter of both 1997 and 1996 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

    Other non-interest income increased $97,000 or 64.7% in the third quarter of 1997 and $265,000 or 66.4% in the first nine months of 1997 compared to 1996. Numerous factors contribute to this increase including the addition of a brokerage function in the first quarter of 1996.

    Non-interest expenses increased $846,000 or 25.4% for the third quarter of 1997 and $2,078,000 or 21.2% for the first nine months of 1997 compared to the same periods in 1996. Salaries and employee benefits increased $362,000, or 17.6%, for the third quarter of 1997 and $1,273,000 or 22.0% for the first nine months of 1997 compared to the same periods in 1996. These increases arose in part from regular salary increases. Also, employees have been added throughout 1997 and 1996 with the opening of new branches. The Banks had 237 full time equivalent employees as of September 30, 1997 and 224 full time equivalents as of September 30, 1996. In addition, the Banks have an incentive plan in place which is based on profitability and employee performance.
Expense accrues throughout the year, and with higher earnings and a growing employee base, these incentives have increased. Net occupancy expense increased $84,000 or 35.0% in the third quarter of 1997 and $133,000 or 18.4% for the first nine months of 1997, as compared to 1996. Furniture and equipment expense increased $79,000, or 21.8, for the third quarter of 1997 and $178,000 or 17.2% for the first nine months of 1997 compared to 1996. These increases are largely due to the opening of new banking centers. In 1996 the Kentucky Bank opened its Stony Brook and Springhurst banking centers and the Indiana
Bank was acquired. In 1997, the Stony Brook branch moved into its permanent facility, and the historic rehabilitation of the Bourbon Stockyards Exchange building was completed. Virtually all non-customer contact employees moved into this building during the second quarter of 1997.  Additionally, the
Banks continue to update computer equipment and software as technology advances.  These additions flow through the statement of income as
depreciation expense.    Other non-interest expenses have increased 48.3% in
the third quarter and 22.0% in the first nine months of 1997 as compared to 1996. Again, these increases are reflective of the Banks'expansion.
Also, goodwill amortization related to the Indiana Bank acquisition is included in 1997 totals. That amount was $52,000 in the first nine months of 1997.

     Income Taxes

     Bancorp had income tax expense of $2,377,000 for the first nine months of 1997, compared to $1,875,000 for the same period in 1996. The effective rate was 32.8% in 1997 and 32.6% in 1996. The slight increase in the effective tax rate is due to a decreasing proportion of tax exempt interest.

B.   FINANCIAL CONDITION
     Total Assets

     Total assets increased $45,353,000 from December 31, 1996 to September 30, 1997 Average assets for the first nine months of 1997 were $426,481,000 Total assets at September 30, 1997 increased $87,387,000 from September 30,1996, representing a 23.4% increase. Since year end, loans have increased approximately $42.4 million;
cash and due from banks and federal funds sold increased $11.9 million; securities available for sale increased $12.4 million, and securities held to maturity decreased $25.4 million.

     Nonperforming Loans and Assets

     Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $439,000 at September 30, 1997 and $854,000 at
December 31, 1996. This represents .13% of total loans at September 30, 1997 compared to .28% at December 31, 1996.

     Nonperforming assets, which include nonperforming loans, other real estate owned and repossessed assets, totaled $439,000 at September 30, 1997 and $1,129,000 at December 31, 1996. This represents .10% of total assets at September 30, 1997 compared to .27% at December 31, 1996.

C.   LIQUIDITY

     The role of liquidity is to ensure that funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources-principally deposits.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. At September 30, 1997, the Banks may pay up to $9,173,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At September 30, 1997, stockholders' equity totaled $35,438,000, an increase of $3,844,000 since December 31, 1996. One component of equity is net unrealized gains (losses) on securities available for sale, net of tax. Fluctuations in the bond market resulted in a net unrealized gains as of September 30, 1997. The unrealized gains on securities available for sale, net of tax, showed a $218,000 net gain at year end and a $204,000 net gain as of September 30, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At September 30, 1997, Bancorp's tier 1 total risk based capital and leverage ratios were 9.85%, 11.19% and 7.62%, respectively.
These ratios exceed the 4.00% tier 1, 8.0% total risk based capital and 4% leverage ratio minimums. Capital ratios of the Kentucky
Bank and the consolidated entity have decreased slowly. Despite record earnings and conservative dividend policies, with the rapid expansion of the Kentucky Bank assets have increased faster than capital has grown. Management monitors this situation and plans to maintain capital ratios within well capitalized parameters.

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

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
(11)  Computation of Per Share earnings

(b)  Reports on Form 8-K

      The registrant was not required to file a Form 8-K for any of the three months ended September 30, 1997.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        S.Y. BANCORP, INC.


Date:   November 12, 1997                         By:  /s/ David H. Brooks
                                                  David H. Brooks, Chairman
                                                  and Chief Executive Officer


Date:   November 12, 1997                         By:  /s/ David P. Heintzman
                                                  David P. Heintzman, President


Date:   November 12, 1997                         By:  /s/ Nancy B. Davis
                                                  Nancy B. Davis, Senior Vice
                                                  President, Treasurer and Chief
                                                  Financial Officer