Form 10-K
period 1997-12-31
S Y BANCORP INC
filed 1998-03-18
CIK 835324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR     COMMISSION FILE NUMBER
         ENDED                    1-13661
   DECEMBER 31, 1997

                               S.Y. BANCORP, INC.
                             1040 EAST MAIN STREET
                           LOUISVILLE, KENTUCKY 40206
                                 (502) 582-2571

    INCORPORATED IN          I.R.S. NO.
       KENTUCKY              61-1137529

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class:          Name of each exchange on which
Common stock, no par value                registered:
                                    American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

    Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

    The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 27, 1998, was $100,376,000.

    The number of shares of registrant's Common Stock, no par value, outstanding as of February 27, 1998, was 3,290,082.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 22, 1998 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               S.Y. BANCORP, INC.

                                   FORM 10-K

                                     INDEX

                                                                                                                PAGE
                                                                                                             -----------
PART I:

    Item 1.       Business.................................................................................           3

    Item 2.       Properties...............................................................................           7

    Item 3.       Legal Proceedings........................................................................           7

    Item 4.       Submission of Matters to a Vote of Security Holders......................................           8

PART II:

    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters.....................           8

    Item 6.       Selected Financial Data..................................................................           9

    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations....           9

    Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...............................          23

    Item 8.       Financial Statements and Supplementary Data..............................................          23

    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....          45

PART III:

    Item 10.      Directors and Executive Officers of the Registrant.......................................          45

    Item 11.      Executive Compensation...................................................................          45

    Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................          45

    Item 13.      Certain Relationships and Related Transactions...........................................          45

PART IV:

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................          45

SIGNATURES.................................................................................................          48

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

STOCK YARDS BANK & TRUST COMPANY (KENTUCKY)

    Stock Yards Bank & Trust Company (the Kentucky Bank) was originally chartered and began operations as a state bank under the name "Stockyards Bank" in 1904. In 1972, the Kentucky Bank was granted full trust powers and changed its name to "Stock Yards Bank & Trust Company." The Kentucky Bank's historical market niche has been providing commercial loans to small and mid-size companies. As an offshoot of these commercial relationships the Kentucky Bank also provides banking services to the owners and employees of these businesses. In 1989, the Bank began to branch and thereby expand its retail business. The Kentucky Bank's staff focuses on establishing and maintaining long term relationships with customers. The Kentucky Bank engages in a wide range of commercial and personal banking activities, including the usual acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans; issuance of letters of credit; and rental of safe deposit boxes. The Kentucky Bank's lending services include the making of commercial, industrial, real estate, consumer and guaranteed student loans. Interest and fees on consumer, real estate and commercial loans constitute the largest contribution to the Kentucky Bank's operating revenues. In addition, the Kentucky Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Kentucky Bank have access to automatic teller machines through a regional network. The Kentucky Bank operates a mortgage company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The mortgage division provides customers with a variety of options for home mortgages, including VA and FHA financing. The Kentucky Bank provides a wide range of personal and corporate trust services. Assets under management in the investment management and trust department totaled approximately $630,000,000 at December 31, 1997. In 1996 the Kentucky Bank began offering full service brokerage products through an affiliation with Robert Thomas Securities, Inc.

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

    The Kentucky Bank has nine banking centers including the main office. Some of these locations are owned while others are leased. See "ITEM 2. PROPERTIES."

STOCK YARDS BANK & TRUST COMPANY (INDIANA)

    In 1996, Bancorp acquired the Austin State Bank in Scott County, Indiana (the Indiana Bank). This acquisition has allowed Bancorp to establish banking operations in southern Indiana, a natural part of the Louisville, Kentucky metropolitan area. This bank has been in operation since 1909 and was family owned until the acquisition by Bancorp. Until the change of ownership, the bank offered very limited lending products, as well as checking and savings accounts. The Indiana Bank now offers the same products as the Kentucky Bank. While the name of this bank has been changed to Stock Yards Bank & Trust Company, the bank has retained its Indiana charter. Management continues to evaluate the benefits of operating the Indiana Bank as a branch of the Kentucky Bank rather than as a subsidiary of Bancorp. The Indiana Bank opened a branch in Clarksville, Indiana in 1997. The Indiana Bank has two banking centers including the main office. See "Item 2, Properties."

    At December 31, 1997, the Banks had 250 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Banks consider their relationships with employees to be good.

SUPERVISION AND REGULATION

    GENERAL

    Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of Bancorp and its subsidiaries can be materially affected not only by management decisions and general economic conditions but also by legislative and governmental actions of Congress and the various federal and state regulatory agencies with jurisdiction over Bancorp and the Banks, such as the Federal Reserve Bank ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the Kentucky and Indiana Departments of Financial Institutions. The effect of applicable statutes, regulations and policies can be significant, cannot be predicted with a high degree of certainty, and can change over time.

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

    Legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of Bancorp and its subsidiaries. Congress is considering legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been introduced in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of Bancorp or the Banks.

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

    As of December 31, 1997, Bancorp had Tier 1 and total risk-based capital ratios of 9.70% and 11.04%, respectively, and a Tier 1 leverage ratio of 7.57%.

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

    As of December 31, 1997, the Banks qualified as "well capitalized." The Kentucky Bank had total risk-based capital ratio of 10.94%, Tier 1 risk-based capital ratio of 9.60% and leverage ratio of 7.70%. The Indiana Bank had total risk-based capital ratio of 30.14%, Tier 1 risk-based capital ratio of 30.08% and leverage ratio of 12.33%.

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

ITEM 2.  PROPERTIES

    The principal offices of Bancorp and the Kentucky Bank are located at 1040 East Main Street, Louisville, Kentucky, in a two story building containing approximately 28,000 square feet. Adjacent to the main location there are also a drive-through facility, an operations center containing approximately 40,000 square feet, a garage of approximately 5,000 square feet, and parking for approximately 100 customers and employees. The Kentucky Bank also owns land and buildings at 4016 Poplar Level Road, 4537 Outer Loop and 2811 Hurstbourne parkway which are used as branch facilities. The Indiana Bank's main office contains approximately 1,500 square feet and is located at 275 Highway 31 North, Austin, Indiana. Properties owned by the Banks are not presently encumbered.

    At December 31, 1997, the Kentucky Bank leased the following branch facilities in Louisville, Kentucky:

        South Fifth Street--approximately 10,000 square feet;

        Lexington Road--approximately 6,000 square feet;

        Shelbyville Road--approximately 3,000 square feet;

        Dixie Highway--approximately 7,200 square feet with 3,600 feet sub-leased.

    At December 31, 1997, the Indiana Bank leased the following branch facility in Clarksville, Indiana:

        Highway 131--approximately 5,500 square feet.

    See Notes 6 and 16 to Bancorp's consolidated financial statements for the year ended December 31, 1997, for additional information relating to amounts invested in premises, equipment and lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

    See Note 16 to Bancorp's consolidated financial statements for the year ended December 31, 1997, for information relating to legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the names, and ages (as of December 31, 1997) of all current executive officers of Bancorp and all persons who it is anticipated will be chosen as executive officers at the organization meeting of Bancorp's Board of Directors following the 1998 Annual Meeting of Shareholders of Bancorp to be held on April 22, 1998. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

    NAME AND AGE OF                             POSITION AND OFFICES
   EXECUTIVE OFFICER                                WITH BANCORP
-----------------------  ------------------------------------------------------------------
David H. Brooks          Chairman and Chief Executive Officer and Director
Age 55

David P. Heintzman       President and Director
Age 38

Kathy C. Thompson        Executive Vice President, Secretary and Director
Age 36

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Bancorp's common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp's common stock, and dividends declared per share. The payment of dividends by the Banks to Bancorp is subject to the restriction described in note 15 to the consolidated financial statements. On December 31, 1997, Bancorp had 768 shareholders of record. The information below has been adjusted to reflect the August, 1996 2-for-1 stock split.

                                                  1997                                      1996
                                ----------------------------------------  ----------------------------------------
                                                                CASH                                      CASH
                                                             DIVIDENDS                                 DIVIDENDS
QUARTER                             HIGH          LOW         DECLARED        HIGH          LOW         DECLARED
------------------------------  ------------  ------------  ------------  ------------  ------------  ------------
First.........................  $      34.25  $      29.50  $     .12     $      25.50  $      21.25  $     .10
Second........................         38.00         31.00        .12            28.75         25.00        .10
Third.........................         43.75         36.00        .12            34.50         24.63        .10
Fourth........................         50.50         39.75        .12            34.50         27.25        .10

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                  YEARS ENDED DECEMBER 31
                                                            --------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                            ------------  ------------  ------------  ------------  ------------
                                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net interest income.......................................  $     19,723  $     16,538  $     14,609  $     12,338  $      9,811
Provision for loan losses.................................         1,000           800         1,260         1,000           820
Net income................................................         6,534         5,179         4,056         3,101         2,515

PER SHARE DATA
Net income, basic.........................................  $       1.99  $       1.58  $       1.25  $        .96  $        .78
Net income, diluted.......................................          1.92          1.54          1.22           .94           .77
Cash dividends declared...................................           .48           .40           .36           .29           .21

AVERAGES
Stockholders' equity......................................  $     34,174  $     29,675  $     25,964  $     23,320  $     21,011
Assets....................................................       437,037       352,977       295,892       253,139       236,015
Long-term debt............................................         2,259         1,171           607           617           617

RATIOS
Average stockholders' equity to average assets............          7.82%         8.41%         8.77%         9.21%         8.90%
Return on average stockholders' equity....................         19.12         17.45         15.62         13.30         11.97
Return on average assets..................................          1.50          1.47          1.37          1.23          1.07

Per share information has been adjusted to reflect stock splits and stock dividends.

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

ACQUISITION

    In October, 1996, Bancorp completed the acquisition of the Indiana Bank. Bancorp purchased 100% of the common stock of the Indiana Bank for a total purchase price of $2,803,000 including acquisition costs of $128,000. The acquisition was accounted for as a purchase. Results of operations of the Indiana Bank subsequent to the acquisition date are included in the consolidated statements of income, changes in stockholders' equity and cash flows.

    Goodwill related to the acquisition of $1,041,000 is being amortized over fifteen years. Amortization of goodwill decreased net income by $69,000 in 1997 and $12,000 in 1996. Goodwill is expected to decrease net income by $69,000 per year for the remainder of the amortization period.

    Management's primary intent in this acquisition was to be able to establish banking operations in southern Indiana. Clarksville, Jeffersonville and New Albany are a natural part of Bancorp's market. The Indiana Bank established a branch in Clarksville during 1997.

RESULTS OF OPERATIONS

    Net income was $6,534,000 or $1.92 per share on a diluted basis in 1997. This compares to $5,179,000 or $1.54 per share and $4,056,000 or $1.22 per share in 1996 and 1995, respectively. The increase in 1997 earnings was attributable to several factors, the most notable of which were net interest income and non-interest income growth. Earnings include a 18.9% increase in fully taxable equivalent net interest income and a 32.6% increase in non-interest income. All components of non-interest income increased. Partially offsetting the overall income increases were increases in non-interest expenses of 22.1%. Non-interest expenses increased in all categories. These increases are primarily related to continued expansion of Bancorp's banking center network.

    The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

NET INTEREST INCOME

    Net interest income, the most significant component of Bancorp's earnings, is total interest income less total interest expense. Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities. Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates. The discussion that follows is based on tax equivalent interest data.

    Net interest income was $19,899,000, $16,732,000 and $14,783,000 for 1997,
1996 and 1995, respectively. This represents a 18.9% increase for 1997 over 1996 and a 13.2% increase for 1996 over 1995. These improvements in net interest income resulted from an increase in average earning assets offset by a slight decline in net interest spread. Average earning assets increased $75,737,000 to $407,089,000 in 1997 and increased $53,885,000 to $331,352,000 in 1996.

    Net interest spread and net interest margin were 4.06% and 4.89%, respectively, in 1997 and 4.16% and 5.05%, respectively in 1996. The Banks' prime lending rate was 8.50% and 8.25% at December 31, 1997 and 1996, respectively. It did not change during 1997. Average rates earned on earning assets decreased 13 basis points, and average rates paid on interest bearing liabilities decreased 3 basis points when comparing 1997 to 1996.

    The following table provides information about Bancorp's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and weighted average interest rates as well as Bancorp's experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. For deposits that have no contractual maturity (non interest bearing checking, interest bearing checking and savings), the table presents information regarding the most likely withdrawal behaviors. This information is based on Bancorp's historical experience and management's judgments. For interest rate caps and floors, the table presents notional amounts. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                          1998          1999          2000          2001          2002       THEREAFTER      TOTAL       FAIR VALUE
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                  (DOLLARS IN THOUSANDS)
LOANS
Fixed rate..........  $     45,374  $     35,235  $     35,733  $     39,668  $     47,354  $    25,496   $    228,860  $    229,304
Average interest
  rate..............          9.24%         8.93%         9.16%         8.86%         8.85%        8.12%          8.89%
Variable rate.......  $     51,292  $     12,420  $      5,561  $      6,424  $      9,507  $    56,229   $    141,433  $    141,433
Average interest
  rate..............          9.21%         9.00%         9.28%         9.15%         8.97%        9.13%          9.15%

SECURITIES
Fixed rate..........  $      7,920  $      9,045  $      9,817  $      8,416  $      9,400  $    15,516   $     60,114  $     60,424
Average interest
  rate..............          5.96%         5.99%         6.12%         6.20%         5.90%        6.37%          6.12%
Federal funds sold
  (variable rate)...  $      6,000       --            --            --            --           --        $      6,000  $      6,000
Average interest
  rate..............          5.50%      --            --            --            --           --                5.50%

DEPOSITS
Non-interest bearing
  checking..........  $     10,815  $     10,815  $     10,815  $     10,815  $     10,815  $    18,028   $     72,103  $     72,103
Average interest
  rate..............       --            --            --            --            --           --             --
Savings and interest
  bearing checking    $     18,975  $     18,975  $     18,975  $     18,975  $     18,975  $    31,623   $    126,498  $    126,498
Average interest
  rate..............          2.82%         2.82%         2.82%         2.82%         2.82%        2.82%          2.82%
Time deposits (fixed
  rate).............  $    153,349  $     49,150  $      8,684  $      4,637  $      2,023  $     1,127   $    218,970  $    220,047
Average interest
  rate..............          5.54%         5.91%         6.56%         5.74%         5.82%        6.33%          5.68%
Other short-term
  borrowings
  (variable rate)...  $      4,483       --            --            --            --           --        $      4,483  $      4,483
Average interest
  rate..............          5.30%      --            --            --            --           --                5.30%
Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase
  (variable rate)...  $     13,684       --            --            --            --           --        $     13,684  $     13,684
Average interest
  rate..............          5.42%      --            --            --            --           --                5.42%
Long-term debt
  (variable rate)...  $      1,800       --            --            --            --       $       315   $      2,115  $      2,115
Average interest
  rate..............          7.59%      --            --            --            --              7.25%          7.54%

DERIVATIVE FINANCIAL
  INSTRUMENTS
Interest rate cap
  sold..............       --       $     50,000       --            --            --           --        $     50,000       --
Strike rate.........       --               9.00%      --            --            --           --                9.00%
Interest rate floor
  purchased.........       --       $     50,000       --            --            --           --        $     50,000       --
Strike rate.........       --               8.00%      --            --            --           --                8.00%

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

    The following table presents the increases in net interest income due to changes in volume and rate computed on a tax equivalent basis and indicates how net interest income in 1997 and 1996 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 34% tax rate. The change in interest due to both rate and volume has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS

                                                                      1997/1996                        1996/1995
                                                           -------------------------------  -------------------------------
                                                                      INCREASE (DECREASE)              INCREASE (DECREASE)
                                                                             DUE TO                           DUE TO
                                                              NET     --------------------     NET     --------------------
                                                            CHANGE      RATE      VOLUME     CHANGE      RATE      VOLUME
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
INTEREST INCOME
Loans....................................................  $   5,212  $       4  $   5,208  $   3,291  $    (752) $   4,043
Federal funds sold.......................................        180         (3)       183        (35)       (48)        13
Mortgage loans held for sale.............................       (144)       (18)      (126)       205         (5)       210
Securities
  U.S. Treasury and federal agencies.....................        930       (165)     1,095        312        (74)       386
  States and political subdivisions......................          5        (84)        89        131        (10)       141
                                                           ---------  ---------  ---------  ---------  ---------  ---------
TOTAL INTEREST INCOME....................................      6,183       (266)     6,449      3,904       (889)     4,793
                                                           ---------  ---------  ---------  ---------  ---------  ---------
INTEREST EXPENSE
Deposits
  Interest bearing demand deposits.......................        576        141        435         43       (113)       156
  Savings deposits.......................................         71        (33)       104        162        (31)       193
  Money market deposits..................................        (59)       (27)       (32)      (162)      (144)       (18)
  Time deposits..........................................      2,238       (179)     2,417      1,960         37      1,923
Securities sold under agreements to repurchase and
  federal funds purchased................................         78          8         70        (56)       (50)        (6)
Other short-term borrowings..............................         31         (5)        36        (33)       (21)       (12)
Long-term debt...........................................         81          1         80         41     --             41
                                                           ---------  ---------  ---------  ---------  ---------  ---------
TOTAL INTEREST EXPENSE...................................      3,016        (94)     3,110      1,955       (322)     2,277
                                                           ---------  ---------  ---------  ---------  ---------  ---------
NET INTEREST INCOME......................................  $   3,167  $    (172) $   3,339  $   1,949  $    (567) $   2,516
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

PROVISION FOR LOAN LOSSES

    In determining the provision for loan losses charged to expense, management carefully considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers. Responding to these factors, management provided $1,000,000 in 1997. The provision for loan losses was $800,000 in 1996 and $1,260,000 in 1995. At December 31, 1997, the allowance for loan losses was 1.60% of year-end loans compared to 1.71% at December 31, 1996. Charge-off history has been well below industry averages, and management's evaluations indicated a provision of $1,000,000 to be sufficient to maintain the allowance for loan losses at an adequate level.

    The Banks' loan portfolios continue to be diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 1997, is adequate to absorb anticipated losses in the loan portfolio as of this date.

NON-INTEREST INCOME AND EXPENSES

    Non-interest income increased by 32.6% in 1997 as compared to 1996, and 23.8% in 1996 as compared to 1995.

    The largest component of non-interest income is investment management and trust fee income which increased 38.8% in 1997, 15.1% in 1996 and 38.6% in 1995. The investment management and trust department has established a reputation of personalized service and superior investment returns. Assets under management, through customer retention and attraction of new business, grew to $632 million as of December 31, 1997 as compared to $470 million as of December 31, 1996. Growth in the department's assets include both personal and employee benefit accounts. Furthermore, the department assumed responsibility for managing the Banks' securities portfolio during 1996. The assets under management reported above include $60 million of the Banks' investment securities as of December 31, 1997 and $46 million as of December 31, 1996.

    Service charges on deposit accounts increased 24.8% over 1996. Growth in deposit accounts, arising primarily from new banking locations, presented opportunities for increased fee income in this area. Rates for some deposit services were raised in the third quarter of 1996; however, the vast majority of the increase is due to account volume.

    The Kentucky Bank operates a mortgage banking company. This department originates residential mortgage loans and sells the loans in the secondary market. The department offers conventional, VA and FHA financing as well as a program for low income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released. Gains on sales of mortgage loans were $1,077,000 in 1997 as compared to $1,016,000 and $736,000 in 1996 and 1995, respectively. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking department. Falling rates in 1995 stimulated the volume of loans originated. With relatively stable interest rates during 1996 and 1997, growth in those years has been due more to the mortgage company's expanding reputation. Profit margins in the mortgage banking industry have been shrinking over the last two to three years making increasing volumes a focus. Also the mortgage company helps support the corporate philosophy of capitalizing on relationships rather than single transactions.

    Other non-interest income increased in 1997 as compared to 1996 by $403,000 or 67.5% and $137,000 or 29.8% in 1996 compared to 1995. The increases are due to several contributing factors, the largest of which is the addition of a brokerage services department during 1996. Brokerage services fees totaled $226,000 and $65,000 in 1997 and 1996, respectively. Through an account executive with Robert Thomas Securities, Inc., bank customers have convenient access to a full service brokerage company. Products available include stocks, government and corporate bonds, annuities, mutual funds and insurance. Services include asset management and investment advice. Having these products and services readily available enables customers to find solutions to most all of their financial needs in one location.

    Total non-interest expenses increased 22.1% in 1997 over 1996, and 15.1% in 1996 over 1995.

    Salaries and employee benefits, the largest non-interest expense category, increased 24.9% in 1997 and 17.7% in 1996. These increases occurred primarily from regular salary increases and new employees added to support expansion. As of December 31, 1997, the Banks had 250 full time equivalent employees (FTEs). As of December 31, 1996, that total was 220 FTEs. Additionally, a performance incentive program is in place, and increasing earnings have qualified certain bank employees for incentive compensation. Further, as salary expense increases, so do corresponding employee benefit expenses. It should be noted there are no significant obligations for post-retirement or post-employment benefits.

    Net occupancy expense increased 16.4% in 1997 and 6.5% in 1996. Occupancy expenses have increased as Bancorp has continued its expansion plans. In 1997, the Kentucky Bank and Indiana Bank each completed the construction of and opened one banking center. The Kentucky Bank has nine banking center locations including the main office. All are in the Louisville area. The Indiana Bank has two locations. Furniture and equipment expense increased 13.6% in 1997 compared to 1996 and 22.4% in 1996 compared to 1995. Investments in computer technology have resulted in significant increases over the last several years.

    Other non-interest expenses increased 20.6% in 1997 and 9.2% in 1996. The increase in both years largely related to Bancorp's expansion. Among costs which increased significantly were delivery, communication and supplies. Management continues to identify cost containment opportunities where expense reductions can be made without sacrificing the level of service to customers.

INCOME TAXES

    Bancorp had income tax expense of $2,873,000 in 1997 compared to $2,442,000 in 1996 and $1,900,000 in 1995. The effective rates were 30.5%, 32.0% and 31.9%, respectively. With a statutory tax rate of 34.0%, the effective rates reflect tax exempt interest income.

FINANCIAL CONDITION

EARNING ASSETS AND INTEREST BEARING LIABILITIES

    Total consolidated assets of Bancorp at December 31, 1997 increased 15.2% over December 31, 1996 to $478,597,000. Average assets for 1997 increased 23.8% over 1996 to $437,037,000. During 1997, Bancorp increased its net average earning assets to $72,082,000 from $62,693,000 during 1996.

    The growth of average earning assets occurred primarily in the area of loans. Loan demand continued to increase during 1997. Commercial and industrial loans increased 14.3%. Construction and development loans decreased 4.6%. Real estate mortgage loans increased 30.8%. Consumer loans increased 24.3%.

    Regarding derivative financial instruments as defined by SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," at December 31, 1997 the Kentucky Bank held an interest rate collar contract as described in the maturity table under the heading "Net Interest Income." In addition, the Kentucky Bank has, in its portfolio of securities, FHLMC and FNMA issued collateralized mortgage obligations (CMOs) with a carrying value of approximately $16,826,000. Management monitors these securities on an ongoing basis and has determined these not to be high risk. With respect to the total portfolio of securities held to maturity, market value exceeded amortized cost at December 31, 1997 by 1.1%. At December 31, 1996, amortized cost exceeded market value by .4%.

    Growth of average interest bearing liabilities occurred in all categories other than money market deposit accounts. With lower interest rates over the last three years, some depositors have chosen to shift money market funds to time deposit accounts. Average time deposits increased 28% in 1997 from the 1996 average. Interest bearing demand deposits increased 55% and savings accounts averaged 15% higher in 1997 as compared to 1996. Overall, average interest bearing deposits increased 25% in 1997. Average balances of securities sold under agreements to repurchase decreased slightly in 1996. Commercial depositors have the opportunity to enter into a sweep agreement whereby excess demand deposit balances are transferred to a separate account. This balance is then used to purchase securities sold under agreements to repurchase. Of the total securities sold under agreements to repurchase and federal funds purchased caption, the 1997 average balance for federal funds purchased was $1,927,000.

AVERAGE BALANCES AND INTEREST RATES--TAXABLE EQUIVALENT BASIS

                                         YEAR 1997                          YEAR 1996                          YEAR 1995
                             ---------------------------------  ---------------------------------  ---------------------------------
                              AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
                             BALANCES   INTEREST      RATE      BALANCES   INTEREST      RATE      BALANCES   INTEREST      RATE
                             ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------
                                                                     (DOLLARS IN THOUSANDS)
EARNING ASSETS
Federal funds sold.........  $  11,131  $     622        5.59%  $   7,851  $     442        5.63%  $   7,635  $     477        6.25%
Mortgage loans held for
  sale.....................      4,181        309        7.39       5,883        453        7.70       3,158        248        7.85
Securities
  U.S. Treasury and federal
    agencies...............     53,567      3,492        6.52      36,901      2,562        6.94      31,294      2,250        7.12
  States and political
    subdivisions...........      9,048        551        6.09       7,686        546        7.10       5,706        415        7.27
Loans, net of unearned
  income...................    329,162     30,541        9.28     273,031     25,329        9.28     229,674     22,038        9.60
                             ---------  ---------         ---   ---------  ---------         ---   ---------  ---------         ---
TOTAL EARNING ASSETS.......    407,089     35,515        8.72     331,352     29,332        8.85     277,467     25,428        9.16
                                        ---------         ---              ---------         ---              ---------         ---
Less allowance for loan
  losses...................      5,530                              4,807                              4,115
                             ---------                          ---------                          ---------
                               401,559                            326,545                            273,352
NON-EARNING ASSETS
Cash and due from banks....     15,899                             11,120                             10,721
Premises and equipment.....     12,051                              8,529                              5,672
Accrued interest receivable
  and other assets.........      7,528                              6,783                              6,147
                             ---------                          ---------                          ---------
TOTAL ASSETS...............  $ 437,037                          $ 352,977                          $ 295,892
                             ---------                          ---------                          ---------
                             ---------                          ---------                          ---------
INTEREST BEARING
  LIABILITIES
Deposits
  Interest bearing demand
    deposits...............  $  50,137  $   1,268        2.53%  $  32,259  $     692        2.15%  $  25,471  $     649        2.55%
  Savings deposits.........     23,352        774        3.31      20,251        703        3.47      14,733        541        3.67
  Money market deposits....     47,138      1,612        3.42      48,059      1,671        3.48      48,540      1,833        3.78
  Time deposits............    195,209     10,953        5.61     152,191      8,715        5.73     118,611      6,755        5.70
Securities sold under
  agreements to repurchase
  and federal funds
  purchased................     14,408        729        5.06      13,023        651        5.00      13,128        707        5.39
Other short-term
  borrowings...............      2,504        113        4.51       1,705         82        4.81       1,914        115        6.01
Long-term debt.............      2,259        167        7.39       1,171         86        7.34         607         45        7.41
                             ---------  ---------         ---   ---------  ---------         ---   ---------  ---------         ---
TOTAL INTEREST BEARING
  LIABILITIES..............    335,007     15,616        4.66     268,659     12,600        4.69     223,004     10,645        4.77
                                        ---------         ---              ---------         ---              ---------         ---
NON-INTEREST BEARING
  LIABILITIES
Non-interest bearing demand
  deposits.................     63,857                             51,780                             44,340
Accrued interest payable
  and other liabilities....      3,999                              2,863                              2,584
                             ---------                          ---------                          ---------
TOTAL LIABILITIES..........    402,863                            323,302                            269,928
STOCKHOLDERS' EQUITY.......     34,174                             29,675                             25,964
                             ---------                          ---------                          ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $ 437,037                          $ 352,977                          $ 295,892
                             ---------                          ---------                          ---------
                             ---------                          ---------                          ---------
NET INTEREST INCOME........             $  19,899                          $  16,732                          $  14,783
                                        ---------                          ---------                          ---------
                                        ---------                          ---------                          ---------
NET INTEREST SPREAD........                              4.06%                              4.16%                              4.39%
                                                          ---                                ---                                ---
                                                          ---                                ---                                ---
NET INTEREST MARGIN........                              4.89%                              5.05%                              5.31%
                                                          ---                                ---                                ---
                                                          ---                                ---                                ---

SECURITIES

    The purpose of the securities portfolio is to provide another source of interest income as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

    The carrying value of securities is summarized as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and federal agency obligations...............  $  31,244  $  19,276  $  14,399
  Mortgage-backed securities.................................     --         --          1,146
  Obligations of states and political subdivisions...........        218        165     --
                                                               ---------  ---------  ---------
                                                               $  31,462  $  19,441  $  15,545
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
SECURITIES HELD TO MATURITY
  U.S. Treasury and federal agency obligations...............  $   3,864  $  30,100  $   9,079
  Mortgage-backed securities.................................     16,826     18,361     10,046
  Obligations of states and political subdivisions...........      7,962      7,618      7,585
                                                               ---------  ---------  ---------
                                                               $  28,652  $  56,079  $  26,710
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The maturity distribution and weighted average interest rates of securities at December 31, 1997, are as follows:

                                     AFTER ONE BUT   AFTER FIVE
                       WITHIN ONE     WITHIN FIVE    BUT WITHIN      AFTER TEN
                          YEAR           YEARS        TEN YEARS        YEARS
                      -------------  -------------  -------------  -------------
                      AMOUNT   RATE  AMOUNT   RATE  AMOUNT   RATE  AMOUNT   RATE
                      -------  ----  -------  ----  -------  ----  -------  ----
                                        (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE
 FOR SALE
  U.S. Treasury and
    federal agency
    obligations.....  $4,269   5.77% $18,422  5.94% $8,553   6.35% $ --      --%
  Obligations of
    states and
    political
    subdivisions....      95   4.50    --     --       123   4.80    --     --
                      -------  ----  -------  ----  -------  ----  -------  ----
                      $4,364   5.75% $18,422  5.94% $8,676   6.33% $ --     --%
                      -------  ----  -------  ----  -------  ----  -------  ----
                      -------  ----  -------  ----  -------  ----  -------  ----
SECURITIES HELD TO
 MATURITY
  U.S. Treasury and
    federal agency
    obligations.....  $1,839   5.85% $ 2,025  7.13% $ --     --%   $ --     --%
  Mortgage-backed
    securities......   1,313   6.88    9,818  6.45   4,088   6.49   1,607   6.57
  Obligations of
    states and
    political
    subdivisions....     405   5.70    6,412  5.40   1,145   5.92    --     --
                      -------  ----  -------  ----  -------  ----  -------  ----
                      $3,557   6.21% $18,255  6.16% $5,233   6.37% $1,607   6.57%
                      -------  ----  -------  ----  -------  ----  -------  ----
                      -------  ----  -------  ----  -------  ----  -------  ----

LOAN PORTFOLIO

    Bancorp's primary source of income is interest on loans. The following table presents the composition of loans at December 31 of the years indicated.

                                                1997        1996        1995        1994        1993
                                             ----------  ----------  ----------  ----------  ----------
                                                                   (IN THOUSANDS)
Commercial and industrial..................  $  101,030  $   88,352  $   81,325  $   79,397  $   73,953
Construction and development...............      21,481      22,518      15,327       8,144       7,431
Real estate mortgage.......................     217,830     166,574     137,618     105,207      91,736
Consumer...................................      29,952      24,104      18,667      14,664      14,943
                                             ----------  ----------  ----------  ----------  ----------
                                             $  370,293  $  301,548  $  252,937  $  207,412  $  188,063
                                             ----------  ----------  ----------  ----------  ----------
                                             ----------  ----------  ----------  ----------  ----------

    The following tables show the amounts of commercial and industrial loans, and construction and development loans, at December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.

                                                                  MATURING
                                              ------------------------------------------------
                                                            AFTER ONE      AFTER
                                              WITHIN ONE    BUT WITHIN     FIVE
                                                 YEAR       FIVE YEARS     YEARS      TOTAL
                                              -----------  ------------  ---------  ----------
                                                               (IN THOUSANDS)
Commercial and industrial...................   $  27,358    $   44,823   $  28,849  $  101,030
Construction and development................      21,481        --          --          21,481
                                              -----------  ------------  ---------  ----------
                                              -----------  ------------  ---------  ----------

                                                                          INTEREST SENSITIVITY
                                                                          --------------------
                                                                            FIXED    VARIABLE
                                                                            RATE       RATE
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Due after one but within five years.....................................  $  32,579  $  12,244
Due after five years....................................................      5,564     23,285
                                                                          ---------  ---------
                                                                          $  38,143  $  35,529
                                                                          ---------  ---------
                                                                          ---------  ---------

NONPERFORMING LOANS AND ASSETS AND ALLOWANCE FOR LOAN LOSSES

    Nonperforming loans, which include nonaccrual loans and restructured loans, totaled $290,000 and $854,000 at December 31, 1997 and 1996, respectively. The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due, and at December 31, 1997, there were no accruing loans which were past due over 90 days which were not well secured and in the process of collection. Nonperforming loans represent .08% of total loans at year end 1997 compared to .28% in 1996.

    Nonperforming assets include nonperforming loans, other real estate and repossessed assets. At December 31, 1997 and 1996, nonperforming assets totaled $290,000 and $1,129,000, respectively. This represents .06% of total assets at year end 1997 compared to .27% in 1996.

    In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans of approximately $5,275,000 are monitored by management and considered in determining the level of the allowance for loan losses. Management feels these loans present no significant loss exposure. The allowance for loan losses is discussed in detail under the heading "Provision for Loan Losses."

    The following table summarizes impaired loans (1997, 1996 and 1995), nonaccrual, restructured and past due loans. Loans are placed in a nonaccrual income status when, in the opinion of management, the prospects for recovering both principal and accrued interest are considered doubtful.

                                                                            DECEMBER 31
                                                       -----------------------------------------------------
                                                         1997       1996       1995       1994       1993
                                                       ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Nonaccrual loans.....................................  $     290  $     854  $   1,212  $     367  $     158
Restructured loans...................................     --         --                        61        159
                                                       ---------  ---------  ---------  ---------  ---------
                                                       $     290  $     854  $   1,212  $     428  $     317
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------

    Interest income recorded on nonaccrual loans (cash basis) for 1997 totaled $2,000. Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $25,300.

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

    The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated. Factors considered include past loss experience, general economic conditions, and information about specific borrower situations including financial position and collateral values. Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported to management and the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgements about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible. See "Results of Operations--Provision for Loan Losses."

SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense:

                                                                 YEARS ENDED DECEMBER 31
                                           --------------------------------------------------------------------
                                               1997          1996          1995          1994          1993
                                           ------------  ------------  ------------  ------------  ------------
                                                                  (DOLLARS IN THOUSANDS)
Average loans, net of unearned income....  $  329,162    $  273,031    $  229,674    $  190,409    $  177,629
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Balance of allowance for loan losses at
  beginning of year......................  $    5,155    $    4,507    $    3,649    $    2,752    $    2,179
Loans charged off
  Commercial and industrial..............          75           107           435           111            82
  Real estate mortgage...................          26            45            13             9           171
  Consumer...............................         183           112            82            64            74
                                           ------------  ------------  ------------  ------------  ------------
    Total loans charged off..............         284           264           530           184           327
                                           ------------  ------------  ------------  ------------  ------------
Recoveries of loans previously charged
  off
  Commercial and industrial..............           3            27            95            16            20
  Real estate mortgage...................           9            16            13            36            12
  Consumer...............................          38            47            20            29            48
                                           ------------  ------------  ------------  ------------  ------------
    Total recoveries.....................          50            90           128            81            80
                                           ------------  ------------  ------------  ------------  ------------
Net loans charged off....................         234           174           402           103           247
Additions to allowance charged to
  expense................................       1,000           800         1,260         1,000           820
Balance of allowance of acquired bank at
  date of acquisition....................       --               22         --            --            --
                                           ------------  ------------  ------------  ------------  ------------
Balance at end of year...................  $    5,921    $    5,155    $    4,507    $    3,649    $    2,752
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Ratio of net charge-offs during year to
  average loans net of unearned income...         .07%          .06%          .18%          .05%          .14%
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------

    The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb future losses in any particular loan category.

                                                                    DECEMBER 31
                                               -----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                               ---------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Commercial and industrial....................  $   2,337  $   1,913  $   2,227  $   1,679  $   1,028
Construction and development.................        201        241        108         67         64
Real estate mortgage.........................      2,034      1,775        964        866        782
Consumer.....................................        163        253        148        180        237
Unallocated..................................      1,186        973      1,060        857        641
                                               ---------  ---------  ---------  ---------  ---------
                                               $   5,921  $   5,155  $   4,507  $   3,649  $   2,752
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------

    The ratio of loans in each category to total outstanding loans is as follows:

                                                                    DECEMBER 31
                                          ---------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                          -----------  -----------  -----------  -----------  -----------
                                                              (DOLLARS IN THOUSANDS)
Commercial and industrial...............       27.3%        29.3%        32.1%        38.3%        39.3%
Construction and development............        5.8          7.5          6.1          3.9          4.0
Real estate mortgage....................       58.8         55.2         54.4         50.7         48.8
Consumer................................        8.1          8.0          7.4          7.1          7.9
                                              -----        -----        -----        -----        -----
                                              100.0%       100.0%       100.0%       100.0%       100.0%
                                              -----        -----        -----        -----        -----
                                              -----        -----        -----        -----        -----

    Presented below are selected ratios relating to the allowance for loan losses:

                                                                       YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                   1997         1996         1995
                                                                -----------  -----------  -----------
Provision for loan losses to average loans                            .30%         .29%         .55%
Net charge-offs to average loans..............................        .07%         .06%         .18%
Allowance for loan losses to average loans....................       1.80%        1.89%        1.96%
Allowance for loan losses to year end loans...................       1.60%        1.71%        1.78%
Loan loss coverage............................................      44.47X       39.34X       17.95X

DEPOSITS AND BORROWED FUNDS

    Bancorp's core deposits consist of non-interest and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit over $100,000 and IRAs. These deposits, along with other borrowed funds are used by Bancorp to support its asset base. By borrowing money from the least costly sources and adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits and borrowed funds needed to meet its funding requirements. The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

                                                                       YEARS ENDED DECEMBER 31
                                              -------------------------------------------------------------------------
                                                       1997                     1996                     1995
                                              -----------------------  -----------------------  -----------------------
                                               AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                               BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
                                              ----------  -----------  ----------  -----------  ----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Non-interest bearing demand deposits........  $   63,857         --%   $   51,780         --%   $   44,340         --%
Interest bearing demand deposits............      50,137       2.53        32,259       2.15        25,471       2.55
Savings deposits............................      23,352       3.31        20,251       3.47        14,733       3.67
Money market deposits.......................      47,138       3.42        48,059       3.48        48,540       3.78
Time deposits...............................     195,209       5.61       152,191       5.73       118,611       5.70
                                              ----------      -----    ----------      -----    ----------      -----
                                                              -----    ----------      -----    ----------      -----
                                              $  379,693               $  304,540               $  251,695
                                              ----------               ----------               ----------
                                              ----------               ----------               ----------

    Maturities of time deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows:

                                                                                    AMOUNT
                                                                                --------------
                                                                                (IN THOUSANDS)
3 months or less..............................................................    $   10,195
Over 3 through 6 months.......................................................         8,738
Over 6 through 12 months......................................................        26,340
Over 12 months................................................................        13,319
                                                                                     -------
                                                                                  $   58,592
                                                                                     -------
                                                                                     -------

SHORT-TERM BORROWINGS

    Federal funds purchased represent overnight borrowings. Repurchase agreements have maturities of less than one month.

                                                                             YEARS ENDED DECEMBER 31
                                                      ----------------------------------------------------------------------
                                                               1997                    1996                    1995
                                                      ----------------------  ----------------------  ----------------------
                                                       AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                                      ---------  -----------  ---------  -----------  ---------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase
    Year end balance................................  $  11,684       5.15%   $  12,228       4.88%   $  12,349       5.14%
    Average during year.............................     12,481       4.95       12,437       4.98       13,128       5.39
    Maximum month end balance during year...........     12,265                  13,289                  15,024

LIQUIDITY

    The role of liquidity is to ensure funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demand is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Banks, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate. The Indiana Bank has begun to build market share in southern Indiana with the opening of the Clarksville branch in 1997.

    The Banks have a number of sources of funds to meet liquidity needs on a daily basis. An increase in loans affects liquidity as the repayment of principal and interest are a daily source of funds. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is another source of funds. The majority of these deposits are from long-term customers and are a stable source of funds. The Banks have no brokered deposits, and have an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased continue to provide an available source of liquidity, although this source is seldom needed.

    Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Kentucky Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. To date, the

Bank has not needed to access this source of funds. Additionally, the Kentucky Bank has an available line of credit and federal funds purchased lines with correspondent banks.

    Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. As discussed in note 15 to Bancorp's consolidated financial statements, the Banks may pay up to $8,432,000 in dividends to Bancorp without regulatory approval.

CAPITAL

    At December 31, 1997, stockholders' equity totaled $36,917,000, an increase of $5,323,000 or 16.8% over 1996. This increase was due to the strong earnings of 1997 coupled with a philosophy to retain approximately 70% to 80% of earnings in equity. Cash dividends declared were $.48 per share in 1997 and $.40 per share in 1996.

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

    At December 31, 1997, Bancorp's tier 1 and total risk based capital ratios were 9.7% and 11.0%, respectively. These ratios exceed the 4.0% tier 1 and 8.0% total risk based capital minimums. A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk based capital requirements. The minimum leverage ratio is 3.0%; however, most bank holding companies are required to maintain a minimum in excess of that amount. Bancorp's leverage ratio at December 31, 1997 was 7.6%.
Note 19 to the consolidated financial statements provides more details of regulatory capital requirements as well as capital ratios of the Banks. Bancorp and the Banks exceed regulatory capital ratios required to be well capitalized. However, these ratios for Bancorp and the Kentucky Bank have decreased over the last several years as assets have grown more quickly than equity. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

    The following table presents various key financial ratios:

                                                                       YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                   1997         1996         1995
                                                                -----------  -----------  -----------
Return on average assets......................................       1.50%        1.47%        1.37%
Return on average stockholders' equity........................      19.12        17.45        15.62
Dividend pay out ratio, based on basic EPS....................      24.12        25.32        28.80
Average stockholders' equity to average assets................       7.82         8.41         8.77

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN 1998

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Also, in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires reporting of certain information about operating segments. Both statements are effective in 1998.

YEAR 2000

    Bancorp has undertaken a company wide evaluation of the effects Year 2000 will have on its information system and other important aspects of its business. Bancorp's program has five phases: awareness, assessment, renovation, validation and implementation. The Year 2000 project has advanced to the last three phases and should have Bancorp substantially Year 2000 compliant by mid 1999. The Year 2000 project coordinator and committee reports to the Board of Directors with regard to the project plan and status. Costs to prepare for the Year 2000 include new hardware and software, internal staff costs and some consulting. Because Bancorp has made recent large investments in upgrades of hardware and software, management does not anticipate significant incremental information systems costs related to the Year 2000. Bancorp recorded expense related to the Year 2000 of $60,000 in 1997 and management anticipates incurring a similar total for 1998. Management is addressing the matter of loan collectibility as it relates to customers' accounting, manufacturing and other systems. Customers' non compliance with Year 2000 issues could adversely affect their ability to service their debt. Creditworthiness of customers will now include an evaluation of their compliance with Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is included in item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operation" on pages 9 and 10 of Form10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Bancorp and report of independent auditors are included below.

    Consolidated Balance Sheets--December 31, 1997 and 1996
    Consolidated Statements of Income--years ended December 31, 1997, 1996, and 1995
    Consolidated Statements of Changes in Stockholders' Equity--years ended December 31, 1997, 1996, and 1995
    Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996, and 1995 Notes to Consolidated Financial Statements
    Report of Independent Auditors
    Management's Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
                                                              (DOLLARS IN THOUSANDS)
                                        ASSETS

Cash and due from banks...................................  $     18,153  $     15,348
Federal funds sold........................................         6,000         4,500
Mortgage loans held for sale..............................         5,183         4,362
Securities available for sale (amortized cost $31,019 in
  1997 and $19,111 in 1996)...............................        31,462        19,441
Securities held to maturity (approximate market value
  $28,962 in 1997 and $56,055 in 1996)....................        28,652        56,079
Loans.....................................................       370,293       301,548
Allowance for loan losses.................................         5,921         5,155
                                                            ------------  ------------
Net loans.................................................       364,372       296,393
Premises and equipment....................................        13,903        10,079
Accrued interest receivable...............................         2,970         2,299
Other assets..............................................         7,902         6,864
                                                            ------------  ------------
TOTAL ASSETS..............................................  $    478,597  $    415,365
                                                            ------------  ------------
                                                            ------------  ------------

                                     LIABILITIES

Deposits
  Non-interest bearing....................................  $     72,103  $     63,627
  Interest bearing........................................       345,468       291,624
                                                            ------------  ------------
Total deposits............................................       417,571       355,251
Securities sold under agreements to repurchase and federal
  funds purchased.........................................        13,684        19,728
Other short-term borrowings...............................         4,483         2,668
Accrued interest payable and other liabilities............         3,827         3,427
Long-term debt............................................         2,115         2,697
                                                            ------------  ------------
TOTAL LIABILITIES.........................................       441,680       383,771
                                                            ------------  ------------

                                 STOCKHOLDERS' EQUITY

Common stock, no par value; 5,000,000 shares authorized;
  issued and outstanding 3,281,971 in 1997 and 3,271,480
  in 1996.................................................         5,486         5,451
Surplus...................................................        13,644        13,390
Retained earnings.........................................        17,495        12,535
Net unrealized gains on securities available for sale.....           292           218
                                                            ------------  ------------
TOTAL STOCKHOLDERS' EQUITY................................        36,917        31,594
                                                            ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $    478,597  $    415,365
                                                            ------------  ------------
                                                            ------------  ------------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                           PER SHARE DATA)
INTEREST INCOME
Loans............................................................................  $  30,523  $  25,293  $  21,988
Federal funds sold...............................................................        622        442        477
Mortgage loans held for sale.....................................................        309        453        248
U.S. Treasury and federal agencies...............................................      3,492      2,562      2,250
Obligations of states and political subdivisions.................................        393        388        291
                                                                                   ---------  ---------  ---------
TOTAL INTEREST INCOME............................................................     35,339     29,138     25,254
                                                                                   ---------  ---------  ---------

INTEREST EXPENSE
Deposits.........................................................................     14,607     11,781      9,778
Securities sold under agreements to repurchase and federal funds purchased.......        729        651        707
Other short-term borrowings......................................................        113         82        115
Long-term debt...................................................................        167         86         45
                                                                                   ---------  ---------  ---------
TOTAL INTEREST EXPENSE...........................................................     15,616     12,600     10,645
                                                                                   ---------  ---------  ---------
NET INTEREST INCOME..............................................................     19,723     16,538     14,609
Provision for loan losses........................................................      1,000        800      1,260
                                                                                   ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..............................     18,723     15,738     13,349
                                                                                   ---------  ---------  ---------

NON-INTEREST INCOME
Investment management and trust services.........................................      3,332      2,400      2,086
Service charges on deposit accounts..............................................      1,936      1,551      1,241
Gains on sales of securities available for sale..................................         80         35     --
Gains on sales of mortgage loans held for sale...................................      1,077      1,016        736
Other............................................................................      1,000        597        460
                                                                                   ---------  ---------  ---------
TOTAL NON-INTEREST INCOME........................................................      7,425      5,599      4,523
                                                                                   ---------  ---------  ---------

NON-INTEREST EXPENSES
Salaries and employee benefits...................................................      9,846      7,882      6,694
Net occupancy expense............................................................      1,121        963        904
Furniture and fixtures expense...................................................      1,633      1,438      1,175
Other............................................................................      4,141      3,433      3,143
                                                                                   ---------  ---------  ---------
TOTAL NON-INTEREST EXPENSES......................................................     16,741     13,716     11,916
                                                                                   ---------  ---------  ---------

INCOME BEFORE INCOME TAXES.......................................................      9,407      7,621      5,956
Income tax expense...............................................................      2,873      2,442      1,900
                                                                                   ---------  ---------  ---------
NET INCOME.......................................................................  $   6,534  $   5,179  $   4,056
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

NET INCOME PER SHARE, BASIC......................................................  $    1.99  $    1.58  $    1.25
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
NET INCOME PER SHARE, DILUTED....................................................  $    1.92  $    1.54  $    1.22
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             THREE YEARS ENDED DECEMBER 31, 1997
                                        -----------------------------------------------------------------------------
                                            COMMON STOCK
                                        ---------------------                        NET UNREALIZED GAINS
                                        NUMBER OF                         RETAINED       ON SECURITIES
                                          SHARES     AMOUNT     SURPLUS   EARNINGS    AVAILABLE FOR SALE      TOTAL
                                        ----------  ---------  ---------  ---------  ---------------------  ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance December 31, 1994.............   1,620,311  $   5,400  $  13,137  $   5,777        $      21        $  24,335

Net income............................      --         --         --          4,056           --                4,056
Stock options exercised...............       7,023         23        108     --               --                  131
Cash dividends, $.36 per share........      --         --         --         (1,169)          --               (1,169)
Change in net unrealized gains on
  securities available for sale.......      --         --         --         --                  261              261
                                        ----------  ---------  ---------  ---------            -----        ---------
Balance December 31, 1995.............   1,627,334      5,423     13,245      8,664              282           27,614

Net income............................      --         --         --          5,179           --                5,179
Stock options exercised...............       8,431         28        145     --               --                  173
Cash dividends, $.40 per share........      --         --         --         (1,308)          --               (1,308)
Shares issued for 2-for-1 stock
  split...............................   1,635,715     --         --         --               --               --
Change in net unrealized gains on
  securities available for sale.......      --         --         --         --                  (64)             (64)
                                        ----------  ---------  ---------  ---------            -----        ---------
Balance December 31, 1996.............   3,271,480      5,451     13,390     12,535              218           31,594

Net income............................      --         --         --          6,534           --                6,534
Stock options exercised...............       5,552         18         87     --               --                  105
Shares issued for dividend
  reinvestment and employee stock
  purchase plans......................       4,939         17        167     --               --                  184
Cash dividends, $.48 per share........      --         --         --         (1,574)          --               (1,574)
Change in net unrealized gains on
  securities available for sale.......      --         --         --         --                   74               74
                                        ----------  ---------  ---------  ---------            -----        ---------
Balance December 31, 1997.............   3,281,971  $   5,486  $  13,644  $  17,495        $     292        $  36,917
                                        ----------  ---------  ---------  ---------            -----        ---------
                                        ----------  ---------  ---------  ---------            -----        ---------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income....................................................................  $    6,534  $    5,179  $    4,056
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses...................................................       1,000         800       1,260
  Depreciation, amortization and accretion, net...............................       1,360       1,097         819
  Provision for deferred income taxes.........................................        (286)       (131)       (247)
  Gains on sales of securities available for sale.............................         (80)        (35)     --
  Gains on sales of mortgage loans held for sale..............................      (1,077)     (1,016)       (736)
  Origination of mortgage loans held for sale.................................     (58,009)    (56,770)    (43,922)
  Proceeds from sales of mortgage loans held for sale.........................      58,265      57,334      42,783
  (Increase) decrease in accrued interest receivable..........................        (671)       (107)       (370)
  (Increase) decrease in other assets.........................................      (1,032)     (1,243)       (694)
  Increase (decrease) in accrued interest payable.............................        (151)         23         415
  Increase (decrease) in other liabilities....................................         517         924         149
                                                                                ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................       6,370       6,055       3,513
                                                                                ----------  ----------  ----------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold.................................      (1,500)     (2,000)      8,000
Purchases of securities available for sale....................................     (23,237)    (10,031)     --
Purchases of securities held to maturity......................................     (11,380)    (44,878)    (36,967)
Proceeds from sales of securities available for sale..........................       4,026       7,018      --
Proceeds from maturities of securities available for sale.....................       6,604       3,032       4,034
Proceeds from maturities of securities held to maturity.......................      39,567      15,328      30,483
Net increase in loans.........................................................     (68,979)    (48,620)    (46,065)
Purchases of premises and equipment...........................................      (5,096)     (4,154)     (2,712)
Proceeds from sales of other real estate......................................         172         221      --
Cash paid in acquisition, net of cash received................................      --            (414)     --
                                                                                ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES.........................................     (59,823)    (84,498)    (43,227)
                                                                                ----------  ----------  ----------
FINANCING ACTIVITIES
Net increase in deposits......................................................      62,320      67,385      50,817
Net increase (decrease) in securities sold under agreements to repurchase and
 federal funds purchased......................................................      (6,044)      7,379      (2,134)
Net increase (decrease) in short-term borrowings..............................       1,815       1,923      (2,086)
Proceeds from long-term debt..................................................       1,800       2,200      --
Repayments of long-term debt..................................................      (2,382)       (110)     --
Issuance of common stock......................................................         257          91          99
Cash dividends paid...........................................................      (1,508)     (1,306)     (1,103)
                                                                                ----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................      56,258      77,562      45,593
                                                                                ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................       2,805        (881)      5,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................      15,348      16,229      10,350
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $   18,153  $   15,348  $   16,229
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Income tax payments were $3,256,000 in 1997, $2,482,000 in 1996 and $2,266,000 in 1995. Cash paid for interest was $15,767,000 in 1997, $12,577,000 in 1996, and $10,230,000 in 1995. See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE
  FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiaries, Stock Yards Bank & Trust Company, a Kentucky Bank and Stock Yards Bank & Trust Company, an Indiana Bank (the Banks). Significant intercompany transactions and accounts have been eliminated in consolidation. The Banks engage in commercial and retail banking services, trust and investment management services, and mortgage banking services. The Kentucky Bank's offices are located throughout Louisville and Jefferson County, Kentucky. The Indiana Bank has two offices in southern Indiana. Bancorp's market area is Louisville and surrounding communities including southern Indiana.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, Bancorp considers cash and due from banks to be cash equivalents.

SECURITIES

    Securities which are intended to be held until maturity are carried at amortized cost. Securities available for sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders' equity. Amortization of premiums and accretion of discounts are recorded using the interest method. Gains or losses on sales of securities are computed on a specific identification cost basis.

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Gains on sales of mortgage loans are recorded at the time of funding by an investor at the difference between the sales proceeds and the loan's carrying value.

LOANS

    Loans are stated at the unpaid principal balance net of deferred loan fees. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in a nonaccrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest received on nonaccrual loans is generally applied to principal. Nonaccrual loans are returned to accrual status once principal recovery is reasonably assured.

    Loans are classified as impaired when it is probable the Bank(s) will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loan's effective interest rate or at the fair value of the loan's collateral, if applicable. Generally, impaired loans are also in nonaccrual of interest status.

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

PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using both accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the terms of the related leases or over the useful lives of the improvements, whichever is shorter.

OTHER ASSETS

    Goodwill is included in other assets and is being amortized over 15 years. Accumulated amortization at December 31, 1997 and 1996 was $81,000 and $12,000, respectively. Bancorp assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered over its remaining life. Undiscounted future operating cash flows of the acquired business are considered. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Bancorp's average cost of funds. Also included in other assets, when applicable, is real estate acquired in settlement of loans. Other real estate is carried at the lower of cost or fair value minus estimated selling costs. Any write-downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write-downs to reflect subsequent declines in value and realized gains or losses are reflected in operations for the period.

INCOME TAXES

    Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

NET INCOME PER SHARE

    Effective December 31, 1997, Bancorp adopted SFAS No. 128, "Earnings Per Share", which requires the computation and disclosure of basic and diluted net income per share. Prior years' net income per share amounts have been restated to reflect the adoption of this statement. Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires reporting of certain information about operating segments. Both statements are effective in 1998.

(2) ACQUISITION

    On October 1, 1996, Bancorp completed the acquisition of the Indiana Bank. The total purchase price was $2,803,000, including acquisition costs of $128,000 which exceeded the fair value of the net assets acquired by $1,041,000. The acquisition was accounted for as a purchase; accordingly, the results of the operations of the Indiana Bank prior to the acquisition have not been included in the accompanying consolidated financial statements.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Banks are required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 1997, the amount of those required reserve balances was approximately $7,401,000.

(4) SECURITIES

    The amortized cost and approximate market value of securities available for sale as of December 31, 1997 and 1996 follow:

                                                         AMORTIZED          UNREALIZED         APPROXIMATE
                                                           COST         GAINS       LOSSES     MARKET VALUE
                                                        -----------  -----------  -----------  ------------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1997
U.S. Treasury and federal agencies....................   $  30,804    $     443    $       3    $   31,244
Obligations of states and political subdivisions......         215            3       --               218
                                                        -----------       -----        -----   ------------
                                                         $  31,019    $     446    $       3    $   31,462
                                                        -----------       -----        -----   ------------
                                                        -----------       -----        -----   ------------

DECEMBER 31, 1996
U.S. Treasury and federal agencies....................   $  18,946    $     338    $       8    $   19,276
Obligations of states and political subdivisions......         165       --           --               165
                                                        -----------       -----        -----   ------------
                                                         $  19,111    $     338    $       8    $   19,441
                                                        -----------       -----        -----   ------------
                                                        -----------       -----        -----   ------------

    The amortized cost and approximate market value of securities held to maturity as of December 31, 1997 and 1996 follow:

                                                         AMORTIZED          UNREALIZED         APPROXIMATE
                                                           COST         GAINS       LOSSES     MARKET VALUE
                                                        -----------  -----------  -----------  ------------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1997
U.S. Treasury and federal agencies....................   $   3,864    $      33    $  --        $    3,897
Mortgage-backed securities............................      16,826          176           47        16,955
Obligations of states and political subdivisions......       7,962          148       --             8,110
                                                        -----------       -----        -----   ------------
                                                         $  28,652    $     357    $      47    $   28,962
                                                        -----------       -----        -----   ------------
                                                        -----------       -----        -----   ------------

DECEMBER 31, 1996
U.S. Treasury and federal agencies....................   $  30,100    $      44    $      14    $   30,130
Mortgage-backed securities............................      18,361          102          227        18,236
Obligations of states and political subdivisions......       7,618           95           24         7,689
                                                        -----------       -----        -----   ------------
                                                         $  56,079    $     241    $     265    $   56,055
                                                        -----------       -----        -----   ------------
                                                        -----------       -----        -----   ------------

    In December 1995, Bancorp reassessed the appropriateness of the classification of securities as permitted under certain transition guidelines for SFAS No. 115. Accordingly, Bancorp transferred securities with a book value of $15,117,000 and an unrealized net gain of $370,000 from the held to maturity to the available for sale category. This transfer increased the equity portion of unrealized gain on securities available for sale by $244,000.

    A summary of debt securities as of December 31, 1997 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Therefore, in the case of mortgage-backed securities, the expected remaining life is reflected rather than contractual maturities.

                                                               SECURITIES AVAILABLE FOR      SECURITIES HELD TO
                                                                         SALE                     MATURITY
                                                               -------------------------  -------------------------
                                                                AMORTIZED   APPROXIMATE    AMORTIZED   APPROXIMATE
                                                                  COST      MARKET VALUE     COST      MARKET VALUE
                                                               -----------  ------------  -----------  ------------
                                                                                  (IN THOUSANDS)
Due within one year..........................................   $   4,357    $    4,364    $   3,557    $    3,565
Due after one year through five years........................      18,158        18,422       18,255        18,561
Due after five years through ten years.......................       8,504         8,676        5,233         5,242
Due after ten years..........................................      --            --            1,607         1,594
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------

    Securities with a carrying value of approximately $30,943,000 at December 31, 1997 and $27,117,000 at December 31, 1996 were pledged to secure public deposits and certain borrowings.

(5) LOANS

    The composition of loans as of December 31, 1997 and 1996 follows:

                                                                             1997        1996
                                                                          ----------  ----------
                                                                              (IN THOUSANDS)
Commercial and industrial...............................................  $  101,030  $   88,352
Construction and development............................................      21,481      22,518
Real estate mortgage....................................................     217,830     166,574
Consumer................................................................      29,952      24,104
                                                                          ----------  ----------
                                                                          $  370,293  $  301,548
                                                                          ----------  ----------
                                                                          ----------  ----------

    The Banks' credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds 10% of loans. While the Banks have diversified loan portfolios, a customer's ability to honor contracts is reliant upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Banks' market area which encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

    Information about impaired loans follows:

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                     1997           1996
                                                                   ---------  -----------------
                                                                          (IN THOUSANDS)
Principal balance of impaired loans..............................  $     290      $     854
Impaired loans with a valuation allowance........................     --                  4
Amount of valuation allowance....................................     --                  4
Impaired loans with no valuation allowance.......................        290            850
Average balance of impaired loans for year.......................        632          1,025
                                                                   ---------         ------
                                                                   ---------         ------

    Interest income on impaired loans (cash basis) was $2,000, $400 and $71,000, in 1997, 1996 and 1995, respectively.

    Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $2,602,000 and $1,824,000 at December 31, 1997 and 1996,
respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 1997 new loans of $4,412,000 were made to officers and directors and affiliated companies, repayments amounted to $3,634,000.

    An analysis of the changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 follows:

                                                                       YEARS ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
BALANCE AT JANUARY 1.............................................      5,155      4,507      3,649
Provision for loan losses........................................      1,000        800      1,260
Allowance of acquired bank at acquisition date...................         --         22         --
                                                                   ---------  ---------  ---------
                                                                       6,155      5,329      4,909
                                                                   ---------  ---------  ---------
Loans charged off................................................        284        264        530
Recoveries.......................................................         50         90        128
                                                                   ---------  ---------  ---------
Net loan charge-offs.............................................        234        174        402
                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31...........................................      5,921      5,155      4,507
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

(6) PREMISES AND EQUIPMENT

    A summary of premises and equipment follows:

                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Land....................................................................  $   1,433  $   1,433
Buildings and improvements..............................................     11,112      6,214
Furniture and equipment.................................................      7,586      5,849
Construction in progress................................................        167      2,100
                                                                          ---------  ---------
                                                                             20,298     15,596
Accumulated depreciation and amortization...............................      6,395      5,517
                                                                          ---------  ---------
                                                                          $  13,903  $  10,079
                                                                          ---------  ---------
                                                                          ---------  ---------

(7) INCOME TAXES

    Income taxes consist of the following:

                                                                       YEARS ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
APPLICABLE TO OPERATIONS:
  Current........................................................  $   3,159  $   2,573  $   2,147
  Deferred.......................................................       (286)      (131)      (247)
                                                                   ---------  ---------  ---------
Total applicable to operations...................................      2,873      2,442      1,900

CHARGED (CREDITED) TO STOCKHOLDERS' EQUITY:
Unrealized gain (loss) on securities available for sale..........         39        (33)       134
Stock options exercised..........................................        (32)       (82)       (32)
                                                                   ---------  ---------  ---------
                                                                   $   2,880  $   2,327  $   2,002
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    An analysis of the difference between the statutory and effective tax rates follows:

                                                                              YEARS ENDED DECEMBER 31
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
U.S. Federal income tax rate............................................       34.0%      34.0%      34.0%
Tax exempt interest income..............................................       (1.3)      (1.7)      (1.9)
Other, net..............................................................       (2.2)       (.3)       (.2)
                                                                                ---        ---        ---
                                                                               30.5%      32.0%      31.9%
                                                                                ---        ---        ---
                                                                                ---        ---        ---

    The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
DEFERRED TAX ASSETS
Allowance for loan losses..................................................  $   1,789  $   1,526
Deferred compensation......................................................        408        351
Other......................................................................         42         42
                                                                             ---------  ---------
TOTAL DEFERRED TAX ASSETS..................................................      2,239      1,919
                                                                             ---------  ---------
DEFERRED TAX LIABILITIES
Property and equipment.....................................................        337        347
Securities.................................................................        340        257
                                                                             ---------  ---------
TOTAL DEFERRED TAX LIABILITIES.............................................        677        604
                                                                             ---------  ---------
NET DEFERRED TAX ASSETS....................................................  $   1,562  $   1,315
                                                                             ---------  ---------
                                                                             ---------  ---------

    No valuation allowance for deferred tax assets was recorded as of December 31, 1997 and 1996 because Bancorp and the Banks have had sufficient taxable income to allow for utilization of the future deductible amounts within the carry-back period.

(8) DEPOSITS

    Included in deposits are certificates of deposit and other time deposits in denominations of $100,000 or more in the amounts of $58,592,000 and $44,545,000 at December 31, 1997 and 1996, respectively. Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $2,702,000, $2,703,000 and $1,545,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

    At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                                                                                (IN THOUSANDS)
1998..........................................................................   $    142,184
1999..........................................................................         41,352
2000..........................................................................          3,200
2001..........................................................................          2,710
2002 and thereafter...........................................................          2,243
                                                                                --------------
                                                                                 $    191,689
                                                                                --------------
                                                                                --------------

(9) SECURITIES BORROWED UNDER AGREEMENTS TO REPURCHASE

    Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Average balance during the year.........................................  $  12,481  $  12,437
Average interest rate during the year...................................       4.95%      4.98%
Maximum month-end balance during the year...............................  $  12,265  $  13,289
                                                                          ---------  ---------
                                                                          ---------  ---------

(10) LONG-TERM DEBT

    In connection with its 1996 acquisition of the Indiana Bank, Bancorp borrowed $2,200,000 of which $2,090,000 was outstanding at December 31, 1996. This note was paid in full during 1997. During 1997 Bancorp established a $6,000,000 line of credit with a correspondent bank. The balance on this loan at December 31, 1997 was $1,800,000. The interest rate on the line was 7.5875% at December 31, 1997 and is indexed to LIBOR with payments due quarterly. The terms of the note include a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long term debt, future mergers and significant dispositions without the consent of the lender. The note is renewable on an annual basis.

    The Kentucky Bank also has subordinated debentures outstanding amounting to $315,000 and $607,000 at December 31, 1997 and 1996, respectively. These are due in October 2049. Interest on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1. The Bank's prime rate was 8.25% at December 31, 1997. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.

(11) NET INCOME PER SHARE AND COMMON STOCK DIVIDENDS

    The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                                                DATA)
Net income, basic and diluted....................................  $   6,534  $   5,179  $   4,056
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Average shares outstanding.......................................      3,276      3,267      3,247
Effect of dilutive securities....................................        120         98         76
                                                                   ---------  ---------  ---------
Average shares outstanding including dilutive securities.........      3,396      3,365      3,323
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Net income per share, basic......................................  $    1.99  $    1.58  $    1.25
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Net income per share, diluted....................................  $    1.92  $    1.54  $    1.22
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    In August 1996, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The split resulted in the issuance of 1,635,715 shares of common stock at September 1996. All per share information herein reflects the adjusted number of common shares outstanding.

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

(13) EMPLOYEE BENEFIT PLANS

    The Banks have an employee stock ownership plan, a money purchase plan and a deferred income (401(k)) profit sharing plan. The plans are defined contribution plans and are available to all employees meeting certain eligibility requirements. Expenses of the plans for 1997, 1996 and 1995 were $702,000, $553,000 and $457,000, respectively. Contributions are made in accordance with the terms of the plans.

    The Kentucky Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 1997 and 1996 the accumulated benefit obligation for this plan was $1,369,000 and $1,334,000, respectively. Expenses of the plan were $130,000 in 1997, $160,000 in 1996, $71,000 in 1995.

    Obligations for other post-retirement and post-employment benefits are not significant.

(14) STOCK OPTIONS

    In 1995 shareholders approved a stock incentive plan which provides for granting of options to Bank employees and non-employee directors to purchase up to 160,000 shares of common stock. Under this plan, options for 130,700 shares were granted in 1995 and 1997 leaving 29,300 shares available for future grant. Bancorp also has a stock option plan under which all options have been granted. Any options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at $1.722 per share were granted below market value of common stock at time of grant and do not expire. All other options were granted at the market value of common stock at the time of grant and expire ten years after the date of grant.

    Activity with respect to outstanding option follows.

                                                                    SHARES
                                                                   ---------  WEIGHTED AVERAGE
                                                                               PRICE PER SHARE
                                                                              -----------------
                                                                               (IN THOUSANDS)
Outstanding at December 31, 1994.................................     93,392      $    6.27
Granted in 1995..................................................    109,200          14.92
Exercised in 1995................................................    (14,046)          7.04
                                                                   ---------
Outstanding at December 31, 1995.................................    188,546          11.22
Exercised in 1996................................................    (16,812)          4.43
                                                                   ---------
Outstanding at December 31, 1996.................................    171,734          11.88
Granted in 1997..................................................     21,500          29.00
Exercised in 1997................................................     (5,552)         13.36
Forfeited in 1997................................................     (3,900)         14.50
                                                                   ---------
Outstanding at December 31, 1997.................................    183,782          13.81
                                                                   ---------         ------
                                                                   ---------         ------

The weighted average fair value of options granted in 1997 was $7.81 and $8.51, respectively.

    Options outstanding at December 31, 1997 were as follows:

  OPTION PRICE PER                                  OPTIONS
        SHARE          EXPIRATION    SHARES       EXERCISABLE
---------------------  -----------  ---------  ------------------
     $     1.722             none      31,880          31,880
           7.715             1998       2,904           2,904
           8.677             2001       3,238           3,238
          12.841             2004      25,360          15,216
          14.500             2005      77,400          56,880
          16.750             2005      22,000           8,800
          29.000             2007      21,000           6,000
                                    ---------         -------
                                      183,782         124,918
                                    ---------         -------
                                    ---------         -------

    Bancorp applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option granted at the market value of common stock at the time of grant. Had compensation cost for Bancorp's stock-based compensation plans been determined consistent with SFAS No. 123, Bancorp's net income and income per share would have been as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                   (IN THOUSANDS EXCEPT PER SHARE
                                                                              AMOUNTS)
Net income as reported...........................................  $   6,534  $   5,179  $   4,056
Net income proforma..............................................      6,395      5,056      3,933
Net income per share, basic as reported..........................       1.99       1.58       1.25
Net income per share, basic proforma.............................       1.95       1.55       1.21
Net income per share, diluted as reported........................       1.92       1.54       1.22
Net income per share, diluted proforma...........................       1.88       1.54       1.21
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants in 1997 and 1995 were dividend yield of 1.56% and 1.78%; expected volatility of 16.11% and 16.40%; risk free interest rate of 5.86% and 5.70%; and expected life of 7 years and 8 years, respectively.

(15) DIVIDEND RESTRICTION

    Bancorp's principal source of funds is dividends received from the Banks. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 1998, the retained earnings of the Banks available for payment of dividends without regulatory approval were approximately $8,432,000.

(16) COMMITMENTS AND CONTINGENT LIABILITIES

    As of December 31, 1997, the Banks had various commitments and contingent liabilities outstanding which arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $86,887,000, including standby letters of credit of $10,021,000 represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Banks' exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Banks use the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Market risk arises on fixed rate commitments if interest rates move adversely subsequent to the extension of the commitment.

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

    Also, as of December 31, 1997 there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

    The Kentucky Bank leases certain facilities and improvements under non-cancelable operating leases. Future minimum lease commitments for these leases are $505,000 in 1998, $461,000 in 1999, $424,000 in 2000, $424,000 in
2001, $425,000 in 2002 and $2,069,000 in the aggregate thereafter. Rent expense, net of sublease income, was $306,000 in 1997, $329,000 in 1996 and $446,000 in
1995.

(17) FINANCIAL INSTRUMENTS--INTEREST RATE CONTRACTS

    Bancorp manages its exposure to market risk, in part, by using interest rate contracts to modify the existing rate characteristics of its variable rate loan portfolio. The notional amount of the interest rate contract represents an agreed upon amount on which calculations of interest payments to be exchanged are based. The notional amount is significantly greater than the amount at risk. The cost of replacing contracts in an unrealized gain position is the measurement of credit risk. Bancorp's contracts are with a counterparty with high credit ratings and, as of December 31, 1997, the counterparty is expected to meet its obligations.

    At December 31, 1997, Bancorp had entered into an interest rate collar contract with notional amounts totaling $100 million which matures in December, 1999. Under this contract, the Kentucky Bank sold an interest rate cap on prime at 9% on $50 million of loans and bought an interest rate floor on prime at 8% on $50 million of loans. If the monthly average of the prime interest rate exceeds 9% for any month in the contract, the Bank would pay the counterparty the difference between the monthly average prime rate and 9%. Conversely, if the monthly average of prime declines below 8%, the Bank would receive from the counterparty the difference between the monthly average prime rate and 8%. Net receipts or payments under the contracts are recognized as adjustments to interest income on loans. This contract had no effect on interest income in 1997.

    At December 31, 1996, Bancorp had entered into an interest rate swap contract with a notional amount totaling $20 million. The contract had a two year maturity; however, it was terminated during 1997. Under the contract, Bancorp received or paid the difference between the floating prime rate and rates stated in the contract. Net receipts or payments under the contract were recognized as adjustments to interest income on loans. The contract increased interest income by $48,000 in 1997 and $74,000 in 1996.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of Bancorp's financial instruments at December 31 are as follows:

                                                                       1997                        1998
                                                            --------------------------  --------------------------
                                                              CARRYING                    CARRYING
                                                               AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                            ------------  ------------  ------------  ------------
                                                                                (IN THOUSANDS)
FINANCIAL ASSETS
Cash and short-term investments...........................  $     24,153  $     24,153  $     19,848  $     19,848
Securities................................................        60,114        60,424        75,520        75,496
Loans.....................................................       364,372       364,816       296,393       299,325

FINANCIAL LIABILITIES
Deposits..................................................  $    417,571  $    418,648  $    355,251  $    356,618
Short-term borrowings.....................................        18,167        18,167        22,396        22,396
Long-term debt............................................         2,115         2,115         2,697         2,697

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit..............................       --            --            --            --
Standby letters of credit.................................       --                150       --                160
Interest rate contracts...................................       --            --            --                 99
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

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

LONG-TERM DEBT

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

INTEREST RATE CONTRACTS

    The fair value of interest rate contracts is the estimated amount, based on market quotes, that Bancorp would receive to terminate the agreement at the reporting date, considering interest rates and the remaining term of the agreements.

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

    Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Management believes, as of December 31, 1997, that both Banks meet all capital adequacy requirements to which they are subject.

    As of December 1997 and 1996, the most recent notifications from each Bank's primary regulator categorized the Banks as well capitalized under the regulatory framework. To be categorized as well capitalized, the Banks must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%. There are no conditions or events since those notifications that management believes have changed the institutions' categories.

    A summary of Bancorp's and the Banks' capital ratios at December 31, 1997 and 1996 follows:

                                                                       1997                        1996
                                                            --------------------------  --------------------------
                                                                      ACTUAL                      ACTUAL
                                                               AMOUNT        RATIO         AMOUNT        RATIO
                                                            ------------     ------     ------------     ------
                                                                            (DOLLARS IN THOUSANDS)
Total risk-based capital (1)
  Consolidated............................................  $     40,596         11.04% $     34,833         11.27%
  Kentucky Bank...........................................        39,569         10.94        34,557         11.26
  Indiana Bank............................................         1,834         30.14         1,777         76.46

Tier 1 risk-based capital (1)
  Consolidated............................................        35,666          9.70        30,345          9.82
  Kentucky Bank...........................................        34,717          9.60        30,099          9.81
  Indiana Bank............................................         1,830         30.08         1,766         75.99

Leverage (2)
  Consolidated............................................        35,666          7.57        30,345          7.90
  Kentucky Bank...........................................        34,717          7.70        30,099          7.86
  Indiana Bank............................................         1,830         12.33         1,766         23.10
                                                            ------------         -----  ------------         -----
                                                            ------------         -----  ------------         -----

------------------------

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

(20) S.Y. BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------
                                                                  (IN THOUSANDS)
                                        ASSETS
Cash on deposit with subsidiary bank......................  $        346  $        161
Investment in subsidiary banks............................        37,798        33,113
Dividend receivable.......................................           394           327
Other assets..............................................           966           680
                                                            ------------  ------------
TOTAL ASSETS..............................................  $     39,504  $     34,281
                                                            ------------  ------------
                                                            ------------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable.........................................  $        394  $        327
Other liabilities.........................................           393           270
Long-term debt............................................         1,800         2,090
Stockholders' equity......................................        36,917        31,594
                                                            ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $     39,504  $     34,281
                                                            ------------  ------------
                                                            ------------  ------------

CONDENSED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                            ----------------------------------------
                                                                1997          1996          1995
                                                            ------------  ------------  ------------
                                                                         (IN THOUSANDS)
Income--Dividends from subsidiary bank....................  $      2,046  $      1,458  $      1,169
Expenses..................................................           187           130            83
                                                                  ------        ------        ------
Income before income taxes and equity in undistributed net
  income of subsidiaries..................................         1,859         1,328         1,086
Income tax benefit........................................            64            44            28
                                                                  ------        ------        ------
Income before equity in undistributed net income of
  subsidiaries............................................         1,923         1,372         1,114
Equity in undistributed net income of subsidiaries........         4,611         3,807         2,942
                                                                  ------        ------        ------
NET INCOME................................................  $      6,534  $      5,179  $      4,056
                                                                  ------        ------        ------
                                                                  ------        ------        ------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................  $   6,534  $   5,179  $   4,056
Adjustment to reconcile net income to net cash provided by operating activities
  Equity in undistributed net income of subsidiaries..............................     (4,611)    (3,807)    (2,942)
  Increase in dividend receivable.................................................        (67)        (2)       (66)
  Increase in other assets........................................................       (320)      (146)      (154)
  Increase in other liabilities...................................................        190        142        128
                                                                                    ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................      1,726      1,366      1,022
                                                                                    ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of subsidiary.........................................................     --         (2,803)    --
Issuance of common stock..........................................................        257         91         99
Cash dividends paid...............................................................     (1,508)    (1,306)    (1,103)
Proceeds from long-term debt......................................................      1,800      2,200     --
Repayments of long-term debt......................................................     (2,090)      (110)    --
                                                                                    ---------  ---------  ---------
NET CASH USED IN FINANCING ACTIVITIES.............................................     (1,541)    (1,928)    (1,004)
                                                                                    ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH...................................................        185       (562)        18
CASH AT BEGINNING OF YEAR.........................................................        161        723        705
                                                                                    ---------  ---------  ---------
CASH AT END OF YEAR...............................................................  $     346  $     161  $     723
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

REPORT OF INDEPENDENT AUDITORS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
S.Y. BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       [SIGNATURE]

January 23, 1998
Louisville, Kentucky

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 8 of Bancorp's Proxy Statement for the 1998 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 8 of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 11 through 15 of Bancorp's Proxy Statement for the 1998 Annual Meeting of Shareholders.

    Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 10 and 11 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 15 in Bancorp's Proxy Statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 8 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 16 of Bancorp's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. The following financial statements are included on pages 24 through 43 of this Form 10-K:

           Consolidated Balance Sheets--December 31, 1997 and 1996

           Consolidated Statements of Income--years ended December 31, 1997, 1996, and 1995

           Consolidated Statements of Changes in Stockholders' Equity--years ended December 31, 1997, 1996, and 1995

           Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996, and 1995

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

 10.2* Form of Stock Yards Bank & Trust Company Senior Officers Security Plan #2 adopted May, 1991.

 10.2a* Form of Amendment to Stock Yards Bank & Trust Company Senior Officers
         Security Plan #2 adopted April, 1997.

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

 10.8* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H.
         Brooks is incorporated by reference herein.

 10.9* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P.
         Heintzman is incorporated by reference herein.

 10.10* Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust company and Kathy C.
         Thompson is incorporated by reference herein.

 10.11* Senior Executive Severance Agreement, as amended, executed in February,
         1997 between Stock Yards Bank & Trust Company and Nancy B. Davis is incorporated by reference herein.

 11    Statement re: computation of per share earnings.

 21    Subsidiaries of the Registrant.

 23    Independent Auditors' Consent.

 27    Financial Data Schedule.

------------------------

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

March 10, 1998                  S.Y. BANCORP, INC.

                                BY:             /s/ DAVID H. BROOKS
                                     -----------------------------------------
                                                  David H. Brooks
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Chairman and Chief
     /s/ DAVID H. BROOKS          Executive Officer and
------------------------------    Director (principal         March 10, 1998
       David H. Brooks            executive officer)

    /s/ DAVID P. HEINTZMAN
------------------------------  President and Director        March 10, 1998
      David P. Heintzman

                                Senior Vice President,
      /s/ NANCY B. DAVIS          Treasurer and Chief
------------------------------    Financial Officer           March 10, 1998
        Nancy B. Davis            (principal financial and
                                  accounting officer)

     /s/ JAMES E. CARRICO
------------------------------  Director                      March 10, 1998
       James E. Carrico

     /s/ JACK M. CROWNER
------------------------------  Director                      March 10, 1998
       Jack M. Crowner

 /s/ CHARLES R. EDINGER, III
------------------------------  Director                      March 10, 1998
   Charles R. Edinger, III

   /s/ CARL T. FISCHER, JR.
------------------------------  Director                      March 10, 1998
     Carl T. Fischer, Jr.

     /s/ STANLEY A. GALL
------------------------------  Director                      March 10, 1998
    Stanley A. Gall, M.D.

     /s/ LEONARD KAUFMAN
------------------------------  Director                      March 10, 1998
       Leonard Kaufman

     /s/ GEORGE R. KELLER
------------------------------  Director                      March 10, 1998
       George R. Keller

     /s/ BRUCE P. MADISON
------------------------------  Director                      March 10, 1998
       Bruce P. Madison

      /s/ HENRY A. MEYER
------------------------------  Director                      March 10, 1998
        Henry A. Meyer

      /s/ NORMAN TASMAN
------------------------------  Director                      March 10, 1998
        Norman Tasman

    /s/ KATHY C. THOMPSON
------------------------------  Executive Vice President,     March 10, 1998
      Kathy C. Thompson           Secretary and Director

  /s/ BERTRAND A. TROMPETER
------------------------------  Director                      March 10, 1998
    Bertrand A. Trompeter