Form 10-Q
period 1998-03-31
S Y BANCORP INC
filed 1998-05-12
CIK 835324

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

Commission file number            17262
                       --------------------------
                                S.Y. BANCORP, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
--------------------------                  ----------------------------------
(State or other jurisdiction                        (I.R.S. Employer
       or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)

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

                  Common Stock, no par value - 3,293,759
               shares issued and outstanding at May 4, 1998

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company (Kentucky) and Stock Yards Bank & Trust Company (Indiana), are submitted herewith:

      Consolidated Balance Sheets
      March 31, 1998 and December 31, 1997

      Consolidated Statements of Income
      for the three months ended March 31, 1998 and 1997

      Consolidated Statements of Cash Flows
      for the three months ended March 31, 1998 and 1997

      Notes to Consolidated Financial Statements



                  S.Y. BANCORP, INC. AND SUBSIDIARIES
                       Consolidated  Balance Sheets
                   March 31, 1998 and December 31, 1997
                                         March 31, 1998    December 31,1997
(In thousands, except share data)        --------------    -----------------
Assets
Cash and due from banks                        $ 26,796              $ 18,153
Federal funds sold                                4,000	            6,000
Mortgage loans held for sale                      9,284                 5,183
Securities available for sale (amortized
  cost $27,798 in 1998 and $31,019 in 1997)      28,110                31,462
Securities held to maturity (approximate market
  value $37,007 in 1998 and $28,962 in 1997)     36,755                28,652
Loans                                           397,971               370,293
Allowance for loan losses                         6,191                 5,921
                                                -------               -------
     Net loans                                  391,780               364,372
Premises and equipment                           14,023                13,903
Accrued interest receivable and other assets     11,056                10,872
                                                -------               -------
TOTAL ASSETS                                   $521,804              $478,597
                                                =======               =======

Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 74,999              $ 72,103
  Interest bearing                              385,743               345,468
                                                -------               -------
    Total deposits                              460,742               417,571
Securities sold under agreements
  to repurchase and federal funds purchased      10,831                13,684
Short-term borrowings                             4,778                 4,483
Accrued interest payable and
  other liabilities                               4,814                 3,827
Long-term debt                                    2,100                 2,115
                                                -------               -------
TOTAL LIABILITIES                               483,265               441,680
                                                -------               -------
Stockholders' equity
  Common stock, no par value; 5,000,000
    shares authorized; 3,290,082 and
    3,281,971 shares issued and
    outstanding in 1998 and 1997, respectively    5,513                 5,486
  Surplus                                        13,823                13,644
  Retained earnings                              18,998                17,495
  Accumulated other comprehensive income            205                   292
                                                -------               -------
TOTAL STOCKHOLDERS' EQUITY                       38,539                36,917
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $521,804              $478,597
                                                =======               =======
See accompanying notes to consolidated financial statements.



                  S.Y. BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
             For the three months ended March 31, 1998 and 1997
                                                         1998         1997
                                                         ----         ----
(In thousands, except share and per share data)
Interest income
   Loans                                               $8,785       $7,061
   Federal funds sold                                      89          180
   Mortgage loans held for sale                            96           57
   U.S. Treasury and Federal agencies                     805          823
   Obligations of states and political
     subdivisions                                         116           96
                                                        -----        -----
Total interest income                                   9,891        8,217
                                                        -----        -----
Interest expense
   Deposits                                             4,240        3,363
   Securities sold under agreements
     to repurchase and federal funds purchased            150          152
   Short-term borrowings                                   30           22
   Long-term debt                                          39           43
                                                        -----        -----
Total interest expense                                  4,459        3,580
                                                        -----        -----
Net interest income                                     5,432        4,637
Provision for loan losses                                 300          225
                                                        -----        -----
Net interest income after
  provision for loan losses                             5,132        4,412
                                                        -----        -----
Non-interest income
   Investment management and trust services             1,060          646
   Service charges on deposit accounts                    555          444
   Gains on sales of mortgage loans held for sale         323          213
   Gains on sales of securities available for sale        184           80
   Other                                                  306          197
                                                        -----        -----
Total non-interest income                               2,428        1,580
                                                        -----        -----
Non-interest expenses
   Salaries and employee benefits                       2,557        2,317
   Net occupancy expense                                  309          255
   Furniture and equipment expense                        404          357
   Other                                                1,499          867
                                                        -----        -----
Total non-interest expenses                             4,769        3,796
                                                        -----        -----
Income before income taxes                              2,791        2,196
Income tax expense                                        894          713
                                                        -----        -----
Net income                                             $1,897       $1,483
                                                        =====        =====
Net income per share
   Basic                                               $  .58       $  .45
                                                        =====        =====
   Diluted                                             $  .56       $  .44
                                                        =====        =====
Average common shares
   Basic                                            3,288,972    3,273,017
                                                    =========    =========
   Diluted                                          3,407,197    3,383,768
                                                    =========    =========
See accompanying notes to consolidated financial statements.



                     S.Y. BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1998 and 1997

                                                            1998      1997
(In thousands)                                            ------    ------
Operating Activities
Net income                                              $  1,897    $1,483
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Provision for loan losses                                300       225
    Depreciation, amortization and accretion, net            365       300
    Gains on sales of mortgages held for sale           (    323)  (   213)
    Gains on sales of securities available for sale     (    184)  (    80)
    Origination of mortgage loans held for sale         ( 21,669)  (13,521)
    Proceeds from sales of mortgage loans held for sale   17,891    13,984
    (Increase) decrease in accrued interest receivable
      and other assets                                  (    157)  (    95)
    Increase (decrease) in accrued interest payable and
      other liabilities                                      987       752
                                                          ------    ------
  Net cash provided (used) by operating activities          (893)    2,835
                                                          ------    ------
Investing Activities
  Net (increase) decrease in federal funds sold            2,000     4,500
  Purchases of securities available for sale            (  3,097) ( 17,749)
  Purchases of securities held to maturity              ( 27,315) (  9,998)
  Proceeds from maturities of securities available
   for sale                                                1,388        30
  Proceeds from maturities of securities held to maturity 19,278    24,485
  Proceeds from sales of securities available for sale     5,031     3,026
  Proceeds from sales of other real estate owned               -       172
  Net (increase) decrease in loans                      ( 27,708) ( 10,128)
  Purchases of premises and equipment                   (    451) (  1,068)
                                                          ------    ------
  Net cash provided (used) by investing activities      ( 30,874) (  6,730)
                                                          ------    ------
Financing Activities
  Net increase (decrease) in deposits                     43,171    13,077
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased(  2,853) (  3,542)
  Net increase (decrease) in short-term borrowings           295       582
  Issuance of common stock for options and dividend
    reinvestment plan                                        206        76
  Cash dividends paid                                   (    394) (    327)
  Repayments of long-term debt                          (     15) (    402)
                                                          ------    ------
  Net cash provided (used) by financing activities        40,410     9,464
                                                          ------    ------
Net increase (decrease) in cash and cash equivalents      8,643     5,569
Cash and cash equivalents at beginning of period          18,153    15,348
                                                          ------    ------
Cash and cash equivalents at end of period              $ 26,796  $ 20,917
                                                          ======    ======
Income tax payments were $0 in 1998, and $0 in 1997.
Cash paid for interest was $4,578,000 in 1998, and $3,439,000 in 1997.

See accompanying notes to consolidated financial statements.

                        S.Y. BANCORP, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.
     The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiaries, Stock Yards
Bank & Trust Company, a Kentucky bank, and Stock Yards Bank & Trust Company, an Indiana bank. All significant intercompany transactions have been eliminated in consolidation.
     A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 1997 included in S.Y. Bancorp, Inc.'s Annual Report on Form 10-K for the year then ended.
     Interim results for the quarter ended March 31, 1998 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands)
                                         1998        1997
                                        -----       -----
Beginning balance                      $5,921      $5,155
Provision for loan losses                 300         225
Loans charged off                      (   57)     (   31)
Recoveries                                 27          10
                                        -----       -----
Ending balance                         $6,191      $5,359
                                        =====       =====
   3) Comprehensive Income
    S.Y. Bancorp, Inc. adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for S.Y. Bancorp, Inc. and subsidiaries includes net income and unrealized gains and losses on securities available for sale. The following table sets forth the components of comprehensive income for the three months ended March 31 (in thousands).

                                                      1998          1997
                                                     -----         -----
Net Income                                         $ 1,897       $ 1,483
Other comprehensive income, net of tax:
Unrealized gains on securities
  Unrealized holding gains arising during period       208        (  255)
  Less reclassification adjustment for gains
        included in net income                      (  121)       (   53)
                                                     -----         -----
                                                        87        (  308)
                                                     -----         -----
Comprehensive income                               $ 1,984       $ 1,175
                                                     =====         =====
(4) Net Income per share
       The following table reflects, for the three months ended March 31, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).

                                                       1998          1997
                                                      -----         -----
   Net income, basic and diluted                    $ 1,897       $ 1,483
                                                      =====         =====
   Average shares outstanding                         3,289         3,273
   Effect of dilutive securities                        118           111
                                                      -----         -----
   Average shares outstanding including
    dilutive securities                             $ 3,407       $ 3,384
                                                      =====         =====
   Net income per share, basic                      $   .58       $   .45
                                                      =====         =====
   Net income per share, diluted                    $   .56       $   .44
                                                      =====         =====
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiaries, Stock Yards Bank & Trust Company ("the Kentucky Bank") and Stock Yards Bank & Trust Company ("the Indiana Bank") for the three months ended March 31, 1998 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the "Banks" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Banks that have occurred during the first three months of 1998 compared to December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $1,897,000 for the three months ended March 31, 1998 increased $414,000 or 27.9% from $1,483,000 for the comparable 1997 period. Basic net income per share was $.58 for the first quarter of 1998, an increase of 28.9% from the $.45 for the same period in 1997. Net income on a diluted basis was $.56 for the first quarter of 1998 compared to $.44 for the first quarter of 1997. This represents a 27.3% increase. Return on average assets and return on average stockholders' equity were 1.56% and 20.32%, respectively, for the first quarter of 1998, compared to 1.47% and 18.58%, respectively, for the same period in 1997.
     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.
Net Interest Income
In thousands except percentages                       Three Months Ended
                                                            March 31
                                                       1998          1997
                                                     ------        ------
Interest income                                     $ 9,891       $ 8,217
Tax equivalent                                           50            44
                                                     ------        ------
Interest income, tax equivalent basis                 9,941         8,261
Total interest expense                                4,459         3,580
                                                     ------        ------
Net interest income , tax equivalent basis (1)      $ 5,482       $ 4,681
                                                     ======        ======

Net interest spread (2),  annualized                   4.09%         4.06%
                                                     ======        ======
Net interest margin (3),  annualized                   4.89%         4.92%
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

      Fully taxable equivalent net interest income of $5,482,000 for the three months ended March 31, 1998 increased $801,000 or 17.1% from $4,681,000 for the same period last year. Net interest spread and net interest margin were 4.09% and 4.89%, respectively, for the first quarter of 1998 and 4.06% and 4.92%, respectively, for the first quarter of 1997.
     Average earning assets increased $69,103,000, or 17.9% to $454,692,000 for the first quarter of 1998 compared to 1997. Average interest bearing liabilities increased $64,657,000 or 20.6% to $378,389,000 for the first three months of 1998 compared to 1997.
     Interest rate sensitivity has a major impact on the earnings of the Banks As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Banks manage interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longer term fixed rate time deposits. The Banks' largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans reprice immediately with a change in prime rates. Deposits, the Banks' largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At March 31, 1998 Bancorp was slightly asset sensitive through one year. With this position more interest bearing assets reprice within one year than do interest bearing liabilities. This position is generally favorable to net interest margin during periods of rising interest rates and generally unfavorable during periods of declining rates. At March 31, 1998
Bancorp's cumulative asset sensitivity position for one year was 1.45%. Bancorp's management believes it has the ability to effectively manage the degree of interest rate risk inherent in its interest sensitive financial instruments.

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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Three months ended
                                                            March 31
(In thousands except percentages)
                                                        1998         1997
                                                     -------      -------
   Balance at January 1                             $  5,921     $  5,155
   Provision for loan losses                             300          225
   Loan charge-offs, net of recoveries              (     30)    (     21)
                                                     -------      -------
   Balance at March 31                              $  6,191     $  5,359
                                                     =======      =======
   Average loans, net of unearned income            $383,330     $308,784
                                                     =======      =======
   Provision for loan losses to average loans (1)        .31%         .29%
                                                     =======      =======
   Net loan charge-offs to average loans (1)            .03%         .03%
                                                     =======      =======
   Allowance for loan losses to average loans           1.62%        1.74%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.56%        1.72%
                                                     =======      =======
(1)  Amounts annualized




Non-interest Income and Expenses
   The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 1998 and 1997.

In thousands
                                                       Three Months Ended
                                                            March 31
                                                        1998         1997
   Non-interest income                                 -----        -----
     Investment management and trust services         $1,060       $  646
     Service charges on deposit accounts                 555          444
     Gains on sales of mortgage loans held for sale      323          213
     Gains on sales of securities available for sale     184           80
      Other                                              306          197
                                                       -----        -----
     Total non-interest income                        $2,428       $1,580
                                                       =====        =====
   Non-interest expenses
     Salaries and employee benefits                   $2,557       $2,317
     Net occupancy expense                               309          255
     Furniture and equipment expense                     404          357
     Other                                             1,499          867
                                                       -----        -----
     Total non-interest expenses                      $4,769       $3,796
                                                       =====        =====

     Non-interest income increased $848,000, or 53.7%, for the first quarter of 1998, compared to the same period in 1997. Trust income increased $414,000 or 64.1% in the first quarter of 1998, as compared to the same period in 1997. Trust assets under management at March 31, 1998 were $691 million as compared to $632 million at December 31, 1997 and $538 million at March 31, 1997. In addition to asset growth, trust income in the first quarter of 1998 benefited from a fee rate increase in June, 1997 and approximately $115,000 in non recurring estate fees.

    Service charges on deposit accounts increased $111,000 or 25.0% in the first quarter of 1998 as compared to the same period in 1997. Growth in deposit accounts spurred by the opening of new branch offices and by unfavorable reactions to recent mergers of other local institutions has presented opportunities for increased fee income in this area. Additionally, some deposit service charges were raised in the second quarter of 1997.

    Gains on sales of mortgage loans were $323,000 in the first quarter of 1998 compared to $213,000 in 1997. The Kentucky Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company increased dramatically in the first quarter of 1998. Favorable interest rates in the first quarter of 1998 stimulated home buying and refinancing.

    Gains on sales of securities available for sale during the first quarter of both 1998 and 1997 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

    Other non-interest income increased $109,000 or 55.3% in the first quarter of 1998 compared to 1997. Numerous factors contribute to this increase, none of which are individually significant.

    Non-interest expenses increased $973,000 or 25.6% for the first quarter of 1998 compared to the same period in 1997. Salaries and employee benefits increased $240,000, or 10.4%, for the first quarter of 1998 compared to the same period in 1997. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Banks' growth. The Banks had 248 full time equivalent employees as of March 31, 1998 and 228 full time equivalents as of March 31, 1997. In addition, the Banks have an incentive plan in place which is based on profitability and employee performance. Expense accrues throughout the year, and with higher earnings and a growing employee base, these incentives have increased. Net occupancy expense increased $54,000 or 21.2% in the first quarter of 1998 as compared to 1997. Furniture and equipment expense increased $47,000, or 13.2%, for the first quarter of 1998 compared to 1997. These increases are largely due to the opening of new banking centers. In 1997, the Stony Brook and Clarksville branches moved into permanent facilities, and the historic rehabilitation of the Bourbon Stockyards Exchange building was completed. Virtually all non-customer contact employees moved into this building during the second quarter of 1997. Additionally, the Banks continue to update computer equipment and software as technology advances. These additions flow through the statement of income as depreciation expense. Other non-interest expenses have increased $632,000 or 72.9% in the first quarter of 1998 as compared to 1997. Again, this increase is reflective of the Banks' expansion. Included in other non-interest expenses for the first quarter of 1998 are $150,000 representing a buy-out of a lease for a future branch location and advertising expenses of $285,000 compared to $20,000 in 1997
The Banks have embarked on a large advertising campaign to attract bank and investment management customers.

Income Taxes
     Bancorp had income tax expense of $894,000 for the first three months of 1998, compared to $713,000 for the same period in 1997. The effective rate was 32.0% in 1998 and 32.5% in 1997.

B.   FINANCIAL CONDITION
Total Assets
     Total assets increased $43,207,000 from December 31, 1997 to
March 31, 1998. Average assets for the first three months of 1998 were $491,892,000. Total assets at March 31, 1998 increased $95,048,000 from March 31, 1997, representing a 22.3% increase. Since year end, loans have increased approximately $27.7 million; cash and due from banks and federal funds sold increased $6.6 million; securities available for sale decreased $3.4 million, and securities held to maturity increased $8.1 million. Mortgage loans available for sale increased $4.1 million.

Nonperforming Loans and Assets
     Nonperforming loans, which include nonaccrual and loans past due over 90 days, totaled $274,000 at March 31, 1998 and $290,000 at December 31, 1997.
This represents .07% of total loans at March 31, 1998 compared to .08% at December 31, 1997.

     Nonperforming assets, which include nonperforming loans, other real estate and repossessed assets, totaled $274,000 at March 31, 1998 and $290,000 at
December 31, 1997.    The Company had no other real estate at either date.
This represents .05% of total assets at March 31, 1998 compared to .06% at December 31, 1997.

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

    Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Banks. At March 31, 1998, the Banks may pay up to $9,963,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At March 31, 1998, stockholders' equity totaled $38,539,000, an increase of $1,622,000 since December 31, 1997. One component of equity is accumulated other comprehensive income which for Bancorp consists solely of net unrealized gains on securities available for sale, net of taxes. Accumulated other comprehensive income was $205,000 at March 31, 1998 and $292,000 at December 31, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At March 31, 1998, Bancorp's tier 1 total risk based capital and leverage ratios were 8.87%, 10.20% and 7.21%, respectively. These ratios exceed the minimum required by regulators to be well capitalized. Capital ratios of the Kentucky Bank and the consolidated entity have decreased slowly. With the rapid expansion of the Kentucky Bank, assets have increased faster than capital has grown. Management monitors this situation and plans to maintain capital ratios within well capitalized parameters.

E.    NEW ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of the Enterprise and Related Information." This statement requires reporting of certain information about operating segments and is effective in 1998.

F.   YEAR TWO THOUSAND
     Bancorp's Management has undertaken an evaluation of the effects
Year 2000 will have on its information system and other important aspects of its business. The program has five phases: awareness, assessment, renovation, validation and implementation. The Year
2000 project coordinator and committee report to the Board of Directors with regard to the project plan and status. Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and some consulting. Because Bancorp has made recent large investments in upgrades of hardware and software, management does not anticipate significant incremental information systems costs related to the Year 2000. Bancorp recorded expense related to the Year 2000 of $60,000 in 1997 and management anticipates incurring a similar total for 1998. Management is also addressing the matter of loan collectibility as it relates to customers' accounting, manufacturing, and other systems. Customers' noncompliance with Year 2000 issues could adversely affect their ability to service their debt. Management's evaluation of the creditworthiness of customers will now include a review of the customer's self assessment as to compliance with Year 2000 issues.

                    Part II - Other Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
(11)  Computation of Per Share earnings

(b)  Reports on Form 8-K

      The registrant was not required to file a Form 8-K for any of the three months ended March 31, 1998.




                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                      S.Y. BANCORP, INC.
Date:   May 12, 1998                  By:  /s/ David H. Brooks
                                         ---------------------
                                      David H. Brooks, Chairman
                                      and Chief Executive Officer


Date:   May 12, 1998                  By:  /s/ David P. Heintzman
                                         ------------------------
                                      David P. Heintzman, President

Date:   May 12, 1998                  By:  /s/ Nancy B. Davis
                                         --------------------
                                      Nancy B. Davis, Senior Vice
                                      President, Treasurer and Chief
                                      Financial Officer