Form 10-Q
period 1998-06-30
S Y BANCORP INC
filed 1998-08-13
CIK 835324

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------
Commission file number            17262

                             S.Y. BANCORP, INC.
            (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
(State or other jurisdiction                        (I.R.S. Employer
      or organization)                               Identification No.)

    1040 East Main Street, Louisville, Kentucky,       40206
     (Address of principal executive offices)       (Zip Code)
                              (502)582-2571)
            (Registrant's telephone number, including area code)

                               Not Applicable
              (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock, no par value - 3,296,569 shares
                    issued and outstanding at August 4, 1998

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc.
and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

Consolidated Balance Sheets
  June 30, 1998 (Unaudited) and December 31, 1997

Unaudited Consolidated Statements of Income for the three months ended June 30, 1998 and 1997

Unaudited Consolidated Statements of Income for the six months ended June 30, 1998 and 1997

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

Unaudited Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 1998

Notes to Consolidated Financial Statements

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                          Consolidated  Balance Sheets
                       June 30, 1998 and December 31, 1997

                                           (Unaudited)
                                          June 30, 1998    December 31, 1997
                                          -------------    -----------------
(In thousands, except share data)

Assets

Cash and due from banks                        $ 24,819              $ 18,153
Federal funds sold                                2,000                 6,000
Mortgage loans held for sale                      6,227                 5,183
Securities available for sale (amortized
  cost $31,142 in 1998 and $31,019 in 1997)      31,548                31,462
Securities held to maturity (approximate market
  value $39,839 in 1998 and $28,962 in 1997)     39,572                28,652
Loans                                           417,924               370,293
Allowance for loan losses                         6,465                 5,921
                                                -------               -------
     Net loans                                  411,459               364,372
Premises and equipment                           14,375                13,903
Accrued interest receivable and other assets     11,990                10,872
                                                -------               -------
TOTAL ASSETS                                   $541,990              $478,597
                                                =======               =======
Liabilities and Stockholders' Equity

Deposits
  Non-interest bearing                         $ 78,073              $ 72,103
  Interest bearing                              402,236               345,468
                                                -------               -------
    Total deposits                              480,309               417,571
Securities sold under agreements
  to repurchase and federal funds purchased       8,847                13,684
Short-term borrowings                             4,999                 4,483
Accrued interest payable and
  other liabilities                               5,398                 3,827
Long-term debt                                    2,100                 2,115
                                                -------               -------
TOTAL LIABILITIES                               501,653               441,680
                                                -------               -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 3,293,759 and
    3,281,971 shares issued and
    outstanding in 1998 and 1997, respectively    5,525                 5,486
  Surplus                                        13,945                13,644
  Retained earnings                              20,599                17,495
  Accumulated other comprehensive income            268                   292
                                                -------               -------
TOTAL STOCKHOLDERS' EQUITY                       40,337                36,917
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $541,990              $478,597
                                                =======               =======
See accompanying notes to consolidated financial statements.

                 S.Y. BANCORP, INC. AND SUBSIDIARY
           Unaudited Consolidated Statements of Income
         For the three months ended June 30, 1998 and 1997

                                                         1998         1997
(In thousands, except share and per share data)          ----         ----
Interest income
   Loans                                               $9,386       $7,405
   Federal funds sold                                     178           63
   Mortgage loans held for sale                           138           72
   U.S. Treasury and Federal agencies                     796          915
   Obligations of states and political
     subdivisions                                         120           98
                                                       ------       ------
         Total interest income                         10,618        8,553
                                                       ------       ------
Interest expense
   Deposits                                             4,719        3,389
   Securities sold under agreements
     to repurchase and federal funds purchased            134          243
   Short-term borrowings                                   26           30
   Long-term debt                                          39           43
                                                       ------       ------
         Total interest expense                         4,918        3,705
                                                       ------       ------
         Net interest income                            5,700        4,848
Provision for loan losses                                 350          225
                                                       ------       ------
         Net interest income after
           provision for loan losses                    5,350        4,623
                                                       ------       ------
Non-interest income
   Investment management and trust services             1,238          862
   Service charges on deposit accounts                    735          496
   Gains on sales of mortgage loans held for sale         529          275
   Other                                                  339          220
                                                       ------       ------
         Total non-interest income                      2,841        1,853
                                                       ------       ------
Non-interest expenses
   Salaries and employee benefits                       2,976        2,316
   Net occupancy expense                                  342          278
   Furniture and equipment expense                        491          414
   Other                                                1,344          883
                                                       ------       ------
         Total non-interest expenses                    5,153        3,891
                                                       ------       ------
         Income before income taxes                     3,038        2,585
Income tax expense                                        976          864
                                                       ------       ------
         Net income                                   $ 2,062      $ 1,721
                                                       ======       ======
Net income per share
   Basic                                              $   .63      $   .53
                                                       ======       ======
   Diluted                                            $   .60      $   .51
                                                       ======       ======
Average common shares
   Basic                                            3,293,552    3,275,257
                                                    =========    =========
   Diluted                                          3,426,441    3,399,799
                                                    =========    =========
See accompanying notes to consolidated financial statements.

                         S.Y. BANCORP, INC. AND SUBSIDIARY
                      Unaudited Consolidated Statements of Income
                    For the six months ended June 30, 1998 and 1997

                                                         1998         1997
(In thousands, except share and per share data)          ----         ----
Interest income
   Loans                                              $18,171      $14,466
   Federal funds sold                                     267          243
   Mortgage loans held for sale                           234          129
   U.S. Treasury and Federal agencies                   1,601        1,738
   Obligations of states and political
     subdivisions                                         236          194
                                                       ------       ------
         Total interest income                         20,509       16,770
                                                       ------       ------
   Interest expense
   Deposits                                             8,959        6,752
   Securities sold under agreements
     to repurchase and federal funds purchased            284          395
   Short-term borrowings                                   56           52
   Long-term debt                                          78           86
                                                       ======       ======
         Total interest expense                         9,377        7,285
                                                       ------       ------
         Net interest income                           11,132        9,485
Provision for loan losses                                 650          450
                                                       ------       ------
         Net interest income after
           provision for loan losses                   10,482        9,035
                                                       ------       ------
Non-interest income
   Investment management and trust services             2,298        1,508
   Service charges on deposit accounts                  1,290          940
   Gains on sales of mortgage loans held for sale         852          488
   Gains on sales of securities available for sale        184           80
   Other                                                  645          417
                                                       ------       ------
         Total non-interest income                      5,269        3,433
                                                       ------       ------
Non-interest expenses
   Salaries and employee benefits                       5,533        4,633
   Net occupancy expense                                  651          533
   Furniture and equipment expense                        895          771
   Other                                                2,843        1,750
                                                       ------      -------
         Total non-interest expenses                    9,922        7,687
                                                       ------       ------
         Income before income taxes                     5,829        4,781
Income tax expense                                      1,870        1,577
                                                       ------       ------
         Net income                                   $ 3,959      $ 3,204
                                                       ======       ======
Net income per share
   Basic                                              $  1.20      $   .98
                                                       ======       ======
   Diluted                                            $  1.16      $   .94
                                                       ======       ======
Average common shares
   Basic                                            3,291,274    3,274,143
                                                    =========    =========
   Diluted                                          3,416,871    3,395,395
                                                    =========    =========
See accompanying notes to consolidated financial statements.



                                S.Y. BANCORP & SUBSIDIARY
           Unaudited Consolidated Statement of Changes in Stockholders' Equity
                          For the six months ended June 30, 1998
                              Common Stock                                Accumulated
                              ------------                                   Other
                             Number of                        Retained   Comprehensive
                              Shares    Amount    Surplus     Earnings      Income       Total
                              ------    ------    -------     --------      ------       -----

(In thousands, except per share data)
Balance December 31, 1997   3,281,971  $ 5,486  $ 13,644     $ 17,495    $     292     $ 36,917

Net income                                                      3,959                     3,959
Stock options exercised         4,869       16        34                                     50
Shares issued for dividend
reinvestment and employee
stock purchase plan             6,919       23       267                                    290
Cash dividends, $.26 per
share                                                        (    855)                 (    855)
Change in other
 comprehensive income,
 net of tax                                                                (    24)     (    24)
                              --------   ------    ------       ------      ------       ------
Balance June 30, 1998        3,293,759 $  5,525  $ 13,945     $ 20,599    $    268     $ 40,337
                             =========  =======   =======      =======     =======      =======


See accompanying notes to consolidated financial statements.


                                S.Y. BANCORP, INC. AND SUBSIDIARY
                      Unaudited Consolidated Statements of Cash Flows
                         For the six months ended June 30, 1998 and 1997

                                                             1998        1997
(In thousands)                                               ----        ----
Operating Activities
Net income                                               $  3,959     $ 3,204
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                                650         450
     Depreciation, amortization and accretion, net            787         649
     Gains on sales of mortgages held for sale           (    852)    (   488)
     Gains on sales of securities available for sale     (    184)    (    80)
     Origination of mortgage loans held for sale         ( 48,628)    (27,247)
     Proceeds from sales of mortgage loans held for sale   48,436      27,175
(Increase) decrease in accrued interest receivable
      other assets                                       (  1,140)    (   582)
Increase (decrease) in accrued interest payable and
      other liabilities                                     1,571     (   178)
                                                           ------      ------
Net cash provided (used) by operating activities            4,599       2,903
                                                           ------      ------
Investing Activities
  Net (increase) decrease in federal funds sold             4,000       3,900
  Purchases of securities available for sale             ( 32,417)   ( 17,749)
  Purchases of securities held to maturity               ( 48,652)   ( 10,994)
  Proceeds from maturities of securities
        available for sale                                 26,848       3,348
  Proceeds from maturities of securities held to maturity  38,283      36,128
  Proceeds from sales of securities available for sale      5,031       4,026
  Proceeds from sales of other real estate owned                -         172
  Net (increase) decrease in loans                       ( 47,737)   ( 26,408)
  Purchases of premises and equipment                    (  1,176)   (  3,115)
                                                           ------      ------
Net cash provided (used) by investing activities         ( 55,820)   ( 10,692)
                                                           ------      ------
Financing Activities
  Net increase (decrease) in deposits                      62,738      18,074
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased (  4,837)   (  2,817)
  Net increase (decrease) in short-term borrowings            516       1,301
  Issuance of common stock for options and dividend
    reinvestment plan                                         340         104
  Cash dividends                                         (    855)   (    723)
  Repayments of long-term debt                           (     15)   (    512)
                                                           ------      ------
Net cash provided (used) by financing activities           57,887      15,427
                                                           ------      ------
Net increase (decrease) in cash and cash equivalents        6,666       7,638

Cash and cash equivalents at beginning of period           18,153      15,348
                                                          -------      ------

Cash and cash equivalents at end of period               $ 24,819    $ 22,986
                                                          =======     =======
Income tax payments were $1,095,000 in 1998, and $1,644,000 in 1997
Cash paid for interest was $9,498,000 in 1998, and $7,363,000 in 1997

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

     The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiary, Stock Yards Bank & Trust Company, a Kentucky bank. As of the close of business

May 29, 1998, Stock Yards Bank & Trust Company, an Indiana bank, was merged with the Kentucky Bank. All significant inter-company transactions have been eliminated in consolidation.

     A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 1997 included in S.Y. Bancorp, Inc.'s Annual Report on
Form 10-K for the year then ended.

     Interim results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses

     An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                         1998        1997
                                         ----        ----
     Beginning balance                 $5,921      $5,155
     Provision for loan losses            650         450
     Loans charged off                  ( 150)     (   52)
     Recoveries                            44          22
                                        -----       -----
     Ending balance                    $6,465      $5,575
                                        =====       =====

   (3) Comprehensive Income

    S.Y. Bancorp, Inc. adopted FASB Statement No. 130, "Reporting
Comprehensive Income", during the first quarter of 1998. This statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for S.Y. Bancorp, Inc.
and subsidiary includes net income and unrealized gains and losses on securities available for sale. The following table sets forth the components of comprehensive income for the six months ended June 30
(in thousands).

                                                      1998          1997
                                                      ----          ----
Net Income                                         $ 3,959       $ 3,204
Other comprehensive income, net of tax:
Unrealized gains on securities
  Unrealized holding losses arising during period   (  145)       (  197)
  Less reclassification adjustment for gains
        included in net income                         121            53
                                                     -----         -----
                                                    (   24)       (  144)
                                                     -----         -----
Comprehensive income                               $ 3,935       $ 3,060
                                                     =====         =====

(4) Net Income per share

     The following table reflects, for the three and six month periods ended June 30, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).

                                       Three Months Ended       Six Months Ended
                                             June 30                June 30
                                          1998      1997        1998       1997
                                          ----      ----        ----       ----
Net income, basic and diluted          $ 2,062   $ 1,721     $ 3,959    $ 3,204
                                         =====     =====       =====      =====
Average shares outstanding               3,294     3,275       3,291      3,274

Effect of dilutive securities              132       125         126        121
                                         -----     -----       -----      -----
Average shares outstanding
  including dilutive securities          3,426     3,400       3,417      3,395
                                         =====     =====       =====      =====
Net income per share, basic            $   .63   $   .53     $  1.20    $   .98
                                         =====     =====       =====      =====
Net income per share, diluted          $   .60   $   .51     $  1.16    $   .94
                                         =====     =====       =====      =====

Item 2.   Management's Discussion and Analysis of Financial Condition and

Results of Operations
      This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary,
Stock Yards Bank & Trust Company ("the Kentucky Bank") for the three and six month period ended June 30, 1998 and compares those periods with the same periods of the previous year. As of the close of business
May 29, 1998, the Stock Yards Bank & Trust Company (Indiana) was merged with the Kentucky Bank. Unless otherwise indicated, all references in this discussion to the "Bank" or "Banks" include Bancorp. In addition, this discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 1998 compared to December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

A.   RESULTS OF OPERATIONS

     Net income of $2,062,000 for the three months ended June 30, 1998 increased $341,000 or 19.8% from $1,721,000 for the comparable 1997 period. Basic net income per share was $.63 for the second quarter of 1998, an increase of 18.9% from $.53 for the same period in 1997. Net income on a diluted basis was $.60 for the second quarter of 1998 compared to $.51 for the second quarter of 1997. This represents a 17.7% increase.
Return on average assets and return on average stockholders' equity were 1.65% and 20.96%, respectively, for the second quarter of 1998, compared to 1.62% and 20.63%, respectively, for the same period in 1997.

     Net income of $3,959,000 for the six months ended June 30, 1997 increased $755,000 or 23.6% from $3,204,000 for the comparable 1997 period. Basic net income per share was $1.20 for the first six months of 1998, an increase of 22.5% from $.98 for the same period in 1997. Net income per share on a diluted basis was $1.16 for the first six months of 1998, an increase of 23.4% from $.94 for the same period in 1997. Return on average assets and return on average stockholders' equity was 1.56% and 20.65%, respectively, for the first half of 1998, compared to 1.55% and 19.70%, respectively, for the same period in 1997.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income
In thousands except percentages
                                  Three Months Ended          Six Months Ended
                                        June 30                    June 30
                                  1998          1997          1998         1997
                                  ----          ----          ----         ----
Interest income                $10,618       $ 8,553      $ 20,509     $ 16,770
Tax equivalent adjustment           52            45           102           89
                                ------        ------        ------       ------
Interest income, tax
 equivalent basis               10,670         8,598        20,611       16,859
Total interest expense           4,918         3,705         9,377        7,285
                                ------        ------        ------       ------
Net interest income ,
 tax equivalent basis (1)      $ 5,752       $ 4,893      $ 11,234     $  9,574
                                ======        ======        ======       ======
Net interest spread (2),
annualized                        3.98%         4.17%         4.03%        4.12%
                                ======        ======        ======       ======
Net interest margin (3),
annualized                        4.73%         4.98%         4.81%        4.95%
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

      Fully taxable equivalent net interest income of $5,752,000 for the three months ended June 30, 1998 increased $859,000 or 17.6% from $4,893,000 for the same period last year. For the six months ended June 30, 1998, net interest income of $11,234,000 increased $1,660,000 or 17.3% from $9,574,000 for the same period last year. Net interest spread and net interest margin were 3.98% and 4.73%, respectively, for the second quarter of 1998 and 4.17% and 4.98%, respectively, for the second quarter of 1997. Net interest spread and margin were 4.03% and 4.81%, respectively, for the first six months of 1998 and 4.12%, and 4.95%, respectively, for the same period in 1997.

     Average earning assets increased $81,341,000, or 20.9% to $471,323,000 for the first six months of 1998 compared to 1997. Average interest bearing liabilities increased $75,795,000 or 23.7% to $395,247,000 for the first six months of 1998 compared to 1997.

     Interest rate sensitivity has a major impact on the earnings of the Banks. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. Bancorp manages interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longer term fixed rate time deposits. The Bank's largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans re-price immediately with a change in prime rates. Deposits, the Bank's largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At
June 30, 1998 Bancorp was slightly asset sensitive through one year. With this position more interest bearing assets re-price within one year than do interest bearing liabilities. This position is generally favorable to net interest margin during periods of rising interest rates and generally unfavorable during periods of declining rates. At June 30, 1998 Bancorp's cumulative asset sensitivity position for one year was 1.30%. Bancorp's management believes it has the ability to effectively manage the degree of market risk inherent in its interest sensitive financial instruments.

     The following table provides information about Bancorp's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and weighted average interest rates as well as Bancorp's experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. For deposits that have no contractual maturity (non-interest bearing checking, interest bearing checking and savings), the table presents information regarding the most likely withdrawal behaviors. This information is based on Bancorp's historical experience and management's judgments. For interest rate caps and floors, the table presents notional amounts. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                        For Twelve Month Period Ending
(Dollars in thousands)         6/30/99   6/30/00   6/30/01   6/30/02   6/30/03   Thereafter    Total
                               -------   -------   -------   -------   -------   ----------    -----
Loans
Fixed rate                    $ 53,712   $38,606   $41,053   $44,976   $50,975    $37,728    $267,050
Average interest rate             9.01%     9.01%     8.97%     8.87%     8.81%      8.26%       8.84%
Variable rate                 $ 60,118   $13,708   $ 9,077   $ 7,009   $ 9,290    $51,295    $150,497
Average interest rate             9.22%     9.20%     9.25%     9.09%     9.07%      8.88%       9.09%

Securities
Fixed rate                    $ 16,520   $ 9,542   $ 5,376   $ 8,285   $13,458    $17,939    $ 71,120
Average interest rate             6.02%     6.39%     7.17%     6.62%     6.25%      6.66%       6.44%

Federal funds sold
 (variable rate)              $  2,000                                                       $  2,000
Average interest rate             5.33%                                                          5.33%

Deposits
Non-interest
 bearing checking             $ 11,712   $11,712   $11,712   $11,712   $11,712    $19,513    $ 78,073
Average interest rate               -         -         -         -         -          -
Savings and interest
 bearing checking             $ 21,890   $21,890   $21,890   $21,890   $21,890    $36,484    $145,934
Average interest rate             3.15%     3.15%     3.15%     3.15%     3.15%      3.15%       3.15%
Time deposits (fixed rate)    $183,240   $60,017   $ 5,277   $ 4,626   $ 2,106    $ 1,036    $256,302
Average interest rate             5.57%     5.99%     5.55%     5.92%     5.84%      6.11%       5.68%
Other short-term borrowings
 (variable rate)              $  4,999                                                       $  4,999
Average interest rate             5.37%                                                          5.37%

Federal funds purchased
 and securities sold under
 agreements to repurchase
 (variable rate)              $  8,847                                                       $  8,847
Average interest rate             5.01%                                                          5.01%
Long-term debt
 (variable rate)              $  1,800                                            $   300    $  2,100
Average interest rate             7.29%                                              7.50%       7.32%

Derivative Financial
 Instrument
Interest rate cap sold        $ 50,000                                                      $  50,000
Strike rate                       9.00%                                                          9.00%
Interest rate floor
 purchased                    $ 50,000                                                      $  50,000
Strike rate                       8.00%                                                          8.00%


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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:
                                                         Six Months Ended
                                                             June 30
   (In thousands except percentages)
                                                        1998         1997
                                                        ----         ----
   Balance at January 1                             $  5,921     $  5,155
   Provision for loan losses                             650          450
   Loan charge-offs, net of recoveries              (    106)    (     30)
                                                     -------      -------

   Balance at June 30                               $  6,465     $  5,575
                                                     =======      =======
   Average loans, net of unearned income            $395,608     $314,736
                                                     =======      =======
   Provision for loan losses to average loans (1)        .33%         .29%
                                                     =======      =======
   Net loan charge-offs to average loans (1)             .05%         .02%
                                                     =======      =======
   Allowance for loan losses to average loans           1.63%        1.77%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.55%        1.70%
                                                     =======      =======
  (1) Amounts annualized

Non-interest Income and Expenses
    The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 1998 and 1997.

In thousands
                                         Three Months Ended     Six Months Ended
                                              June 30               June 30
                                           1998      1997        1998       1997
                                           ----      ----        ----       ----
Non-interest income
     Investment management and
      trust services                     $1,238    $  862     $ 2,298   $ 1, 508

     Service charges on deposit accounts    735       496       1,290        940
     Gains on sales of mortgage loans
       held for sale                        529       275         852        488
     Gains on sales of securities
      available for sale                      -         -         184         80
      Other                                 339       220         645        417
                                          -----     -----       -----      -----
     Total non-interest income           $2,841    $1,853      $5,269     $3,433
                                          =====     =====       =====      =====
Non-interest expenses
     Salaries and employee benefits      $2,976    $2,316     $ 5,533    $ 4,633
     Net occupancy expense                  342       278         651        533
     Furniture and equipment expense        491       414         895        771
     Other                                1,344       883       2,843      1,750
                                          -----      ----       -----      -----
     Total non-interest expenses         $5,153    $3,891      $9,922     $7,687
                                          =====     =====       =====      =====


    Non-interest income increased $988,000, or 53.3%, for the second quarter of 1998, and $1,836,000 or 53.5% for the first six months of 1998 compared to the same periods in 1997. Trust income increased $376,000 or 43.6% in the second quarter and $790,000 or 52.4% for the first half of 1998, as compared to the same periods in 1997. Trust assets under management at June 30, 1998 were $755 million as compared to $632 million at December 31, 1997 and $595 million at June 30, 1997. In addition to asset growth, trust income in the first half of 1998 benefited from a fee rate increase in June 1997 and approximately $230,000 in non-recurring estate fees.

    Service charges on deposit accounts increased $239,000 or 48.2% in the second quarter and $350,000 or 37.2% in the first half of 1998 as compared to the same periods in 1997. Growth in deposit accounts spurred by the opening of new branch offices and by reactions to recent mergers of other local institutions has presented opportunities for increased fee income in this area. Additionally, some deposit service charges were raised in the second quarters of 1998 and 1997.

    Gains on sales of mortgage loans were $529,000 in the second quarter and $852,000 in the first six months of 1998 compared to $275,000 and $488,000, respectively, in 1997. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company increased dramatically in 1998. Favorable interest rates have stimulated home buying and refinancing. Additionally, the mortgage company began origination and sale of sub-prime loans in 1998. The latter contributed $33,000 to the above gains in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated. Therefore, mortgage loans held for sale do not subject the Bank to interest rate risk.

    Gains on sales of securities available for sale during the first quarter of both 1998 and 1997 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

    Other non-interest income increased $119,000 or 54.1% in the second quarter and $228,000 or 54.7% in the first half of 1998 compared to 1997. Numerous factors contributed to this increase, including $20,000 from full service brokerage, $17,000 from credit card merchant fees and $45,000 from check card income. The remaining portion of the increase arose from increasing volume of various sources of fee income.

    Non-interest expenses increased $1,262,000 or 32.4% for the second quarter and $2,235,000 or 29.1% in the first six months of 1998 compared to the same periods in 1997. Salaries and employee benefits increased $660,000 or 28.5%, for the second quarter and 900,000 or 19.4% in the first half of 1998 compared to the same periods in 1997. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Bank's growth. The Bank had 265 full time equivalent employees as of June 30, 1998 and 231 full time equivalents as of June 30, 1997.
In addition, the Bank has an incentive plan in place which is based on profitability and employee performance. Expense accrues throughout the year, and with higher Bank earnings and a growing employee base, these incentives have increased. Net occupancy expense increased $64,000 or 23.0% in the second quarter and $118,000 or 22.1% in the first half of 1998 as compared to 1997. Furniture and equipment expense increased $77,000, or 18.6%, for the second quarter and $124,000 or 16.1% in the first half of 1998 compared to 1997. These increases are largely due to the opening of new banking centers. In 1997, the Stony Brook and Clarksville branches moved into permanent facilities, and the historic rehabilitation of the Bourbon Stockyards Exchange building was completed. Virtually all non-customer contact employees moved into this building during the second quarter of 1997. Additionally, the Bank continues to update computer equipment and software as technology advances. These capital additions flow through the statement of income as depreciation expense. Other non-interest expenses have increased $461,000 or 52.2% in the second quarter and $1,093,000 or 62.5% in the first six months of 1998 as compared to 1997. Again, this increase is reflective of the Bank's expansion. Included in other non-interest expenses for the first half of 1998 are $150,000 representing a buy-out of a lease for a future branch location and advertising expenses of $447,000 compared to $61,000 in 1997. The Bank has embarked on a large advertising campaign to attract bank and investment management customers. Other expenses such as office supplies, telephone, postage, insurance and franchise (state) taxes have increased with the Bank's growth; however, other than the items enumerated above, there are no individually significant increases in other non-interest expenses.

     Income Taxes
     Bancorp had income tax expense of $1,870,000 for the first six months of 1998, compared to $1,577,000 for the same period in 1997. The effective rate was 32.1% in 1998 and 33.0% in 1997.

B.   FINANCIAL CONDITION
     Total Assets
     Total assets increased $63.4 million from December 31, 1997 to June 30, 1998. Average assets for the first six months of 1998 were $512.2 million. Total assets at June 30, 1998 increased $95.9 million from June 30, 1997, representing a 23.0% increase. Since year end, loans have increased approximately $47.6 million; cash and due from banks and federal funds sold increased $2.7 million; securities available for sale increased $.1 million, and securities held to maturity increased $10.9 million. Mortgage loans available for sale increased $1.0 million.

     Nonperforming Loans and Assets
     Nonperforming loans, which include non-accrual and accruing loans past due over 90 days, totaled $3,312,000 at June 30, 1998 and $290,000 at December 31, 1997. This represents .79% of total loans at June 30, 1998 compared to .08% at December 31, 1997. Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $3,408,000 at June 30, 1998 and $290,000 at December 31, 1997. This represents .63% of total assets at June 30, 1998 compared to .06% at December 31, 1997.

     The increase in non-accrual loans at June 30, 1998 arose from loans to one obligor, a long time customer of the Bank. These loans are well secured by real estate. No loss of principal or interest is anticipated.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 1998, the Bank may pay up to $11,968,000 in dividends to Bancorp without regulatory approval.

D.   CAPITAL RESOURCES

     At June 30, 1998, stockholders' equity totaled $40,337,000, an increase of $3,420,000 since December 31, 1997. One component of equity is accumulated other comprehensive income which for Bancorp consists solely of net unrealized gains on securities available for sale, net of taxes. Accumulated other comprehensive income was $268,000 at June 30, 1998 and $292,000 at December 31, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At June 30, 1998, Bancorp's tier 1, total risk based capital and leverage ratios were 9.50%, 10.83% and 7.42%, respectively. These ratios exceed the minimum required by regulators to be well capitalized. Capital ratios of the Bank and the consolidated entity have continued to decrease slowly. With the rapid expansion of the Bank, assets have increased faster than capital has grown. Management monitors this situation and plans to maintain the Bank's capital ratios within well capitalized parameters.

E.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of the Enterprise and Related Information." This statement requires reporting of certain information about operating segments and is effective in 1998. The implementation of this statement has not had a significant impact on Bancorp's financial position or results of operations.

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value.

     The accounting for changes in the fair value (i.e.. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     Bancorp must adopt Statement 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively.

     Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement 133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

F.   YEAR TWO THOUSAND

     Bancorp's management has undertaken an evaluation of the effects
Year 2000 will have on its information system and other important aspects of its business. The program has five phases: awareness, assessment, renovation, validation and implementation. Bancorp has progressed through the first three phases of the plan, and for mission critical systems, is in the final stages of the validation phase. The Year 2000 project coordinator and committee report to the Board of Directors with regard to the project plan and status.
Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and some consulting. Because Bancorp has made recent large investments in upgrades of hardware and software, management does not anticipate significant incremental information systems costs related to the Year 2000. Bancorp recorded expense related to the Year 2000 of $60,000 in 1997 and management anticipates incurring a similar total for 1998. Expensed to date in 1998 is $30,000. Management is also addressing the matter of loan collectibility as it relates to customers' accounting, manufacturing, and other systems. Customers' noncompliance with Year 2000 issues could adversely affect their ability to service their debt. Management's evaluation of the creditworthiness of customers now includes a review of the customer's self assessment as to compliance with Year 2000 issues. Additionally, management has contacted all major vendors used by the Bank and/or Bancorp to assess each vendor's ability to continue servicing the Bank's/Bancorp's needs into the next millennium.

                        Part II - Other Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 22, 1998, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 2,756,775 shares, and those shares were as follows.

(1) Fixing the number of directors at fifteen (15) and electing at the Annual Meeting four (4) directors:

FOR               2,749,484
AGAINST               5,395
ABSTAIN               1,896

(2) Election of Directors: Bancorp has a staggered Board of Directors. The following individuals were nominated in 1996. All nominees were elected. The results below reflect cumulative voting.

                                FOR         AGAINST     ABSTAIN   WITHHOLD
                                ---         -------     -------   --------
      David H. Brooks        10,969,536        -           -       57,564
      Carl T. Fischer, Jr.   10,969,144        -           -       57,956
      Stanley A. Gall, M.D.  10,969,300        -           -       59,800
      Henry A. Meyer         10,966,520        -           -       60,580

(3) Proposal to increase the authorized shares of common stock from 5,000,000 to 10,000,000:

FOR              2,695,645
AGAINST             52,296
ABSTAIN              8,824

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------
(a) Reports on Form 8-K

      The registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               S.Y. BANCORP, INC.


Date:   August 12, 1998                      By:  /s/ David H. Brooks
                                                 -----------------------------
                                                 David H. Brooks, Chairman
                                                 and Chief Executive Officer


Date:   August 12, 1998                      By:  /s/ David P. Heintzman
                                                 ------------------------------
                                                 David P. Heintzman, President


Date:   August 12, 1998                      By:  /s/ Nancy B. Davis
                                                 ------------------------------
                                                 Nancy B. Davis, Senior Vice
                                                 President, Treasurer and Chief
                                                 Financial Officer