Form 10-Q
period 1998-09-30
S Y BANCORP INC
filed 1998-11-13
CIK 835324

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number            17262

                              S.Y.BANCORP, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
-------------------------------              ----------------------------
(State or other jurisdiction                     (I.R.S. Employer
     or organization)                          Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
--------------------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)

                              (502)582-2571
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              Not Applicable
--------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 3,296,569
              shares issued and outstanding at November 4,1998

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

      --Unaudited Consolidated Balance Sheets
        September 30, 1998 (Unaudited) and December 31, 1997

      --Unaudited Consolidated Statements of Income for the three months ended September 30, 1998 and 1997

      --Unaudited Consolidated Statements of Income for the nine months ended September 30, 1998 and 1997

      --Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

      --Unaudited Consolidated Statements of Changes in Stockholders'
        Equity for the nine months ended September 30, 1998

      --Notes to Unaudited Consolidated Financial Statements

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                    Unaudited Consolidated  Balance Sheets
                   September 30, 1998 and December 31, 1997

(In thousands, except share data)       September 30, 1998    December 31, 1997

     Assets
Cash and due from banks                           $ 21,556             $ 18,153
Federal funds sold                                  10,000                6,000
Mortgage loans held for sale                         8,402                5,183
Securities available for sale (amortized
  cost $46,637 in 1998 and $31,019 in 1997)         47,653               31,462
Securities held to maturity (approximate market
  value $30,336 in 1998 and $28,962 in 1997)        29,802               28,652
Loans                                              430,508              370,293
Allowance for loan losses                            6,696                5,921
                                                   -------              -------
Net loans                                          423,812              364,372
Premises and equipment                              15,080               13,903
Accrued interest receivable and other assets        12,715               10,872
                                                   -------              -------
TOTAL ASSETS                                      $569,020             $478,597
                                                   =======              =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                            $ 79,223             $ 72,103
  Interest bearing                                 407,608              345,468
                                                   -------              -------
    Total deposits                                 486,831              417,571
Securities sold under agreements
  to repurchase and federal funds purchased         29,591               13,684
Short-term borrowings                                1,676                4,483
Accrued interest payable and
  other liabilities                                  6,255                3,827
Long-term debt                                       2,100                2,115
                                                   -------              -------
TOTAL LIABILITIES                                  526,453              441,680
                                                   -------              -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 3,296,669 and
    3,281,971 shares issued and
    outstanding in 1998 and 1997, respectively       5,535                5,486
  Surplus                                           14,072               13,644
  Retained earnings                                 22,285               17,495
  Accumulated other comprehensive income               675                  292
                                                   -------              -------
TOTAL STOCKHOLDERS' EQUITY                          42,567               36,917
                                                   -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $569,020             $478,597
                                                   =======              =======
See accompanying notes to consolidated financial statements.

                         S.Y. BANCORP, INC. AND SUBSIDIARY
                    Unaudited Consolidated Statements of Income
             For the three months ended September 30, 1998 and 1997

(In thousands, except share and per share data)          1998         1997
Interest income
   Loans                                               $9,629       $7,788
   Federal funds sold                                     273          209
   Mortgage loans held for sale                           157           82
   U.S. Treasury and Federal agencies                     775          871
   Obligations of states and political
     subdivisions                                         169          100
                                                       ------       ------
Total interest income                                  11,003        9,050
                                                       ------       ------
Interest expense
   Deposits                                             4,830        3,820
   Securities sold under agreements
     to repurchase and federal funds purchased            226          178
   Short-term borrowings                                   27           29
   Long-term debt                                          39           41
                                                       ------       ------
Total interest expense                                  5,122        4,068
                                                       ------       ------
Net interest income                                     5,881        4,982
Provision for loan losses                                 375          225
                                                       ------       ------
Net interest income after provision for loan losses     5,506        4,757
                                                       ------       ------
Non-interest income
   Investment management and trust services             1,148          868
   Service charges on deposit accounts                    788          487
   Gains on sales of mortgage loans held for sale         556          283
   Gains on sales of securities available for sale        157            -
   Other                                                  483          247
                                                       ------       ------
Total non-interest income                               3,132        1,885
                                                       ------       ------
Non-interest expenses
   Salaries and employee benefits                       2,973        2,423
   Net occupancy expense                                  386          324
   Furniture and equipment expense                        579          442
   Other                                                1,471          985
                                                       ------       ------
Total non-interest expenses                             5,409        4,174
                                                       ------       ------
Income before income taxes                              3,229        2,468
Income tax expense                                      1,048          800
                                                       ------       ------
Net income                                            $ 2,181      $ 1,668
                                                       ======       ======
Net income per share
Basic                                                 $   .66      $   .51
                                                       ======       ======
Diluted                                               $   .64      $   .49
                                                       ======       ======
Average common shares
Basic                                               3,296,572    3,277,436
                                                    =========    =========
Diluted                                             3,425,364    3,406,393
                                                    =========    =========

See accompanying notes to consolidated financial statements.

                             S.Y. BANCORP, INC. AND SUBSIDIARY
                       Unaudited Consolidated Statements of Income
                  For the nine months ended September 30, 1998 and 1997

(In thousands, except share and per share data)          1998         1997
Interest income
   Loans                                              $27,800      $22,254
   Federal funds sold                                     540          452
   Mortgage loans held for sale                           391          211
   U.S. Treasury and Federal agencies                   2,376        2,609
   Obligations of states and political
     subdivisions                                         405          294
                                                       ------       ------
Total interest income                                  31,512       25,820
                                                       ------       ------
Interest expense
   Deposits                                            13,789       10,572
   Securities sold under agreements
     to repurchase and federal funds purchased            510          573
   Short-term borrowings                                   83           81
   Long-term debt                                         117          127
                                                       ------       ------
Total interest expense                                 14,499       11,353
                                                       ------       ------
Net interest income                                    17,013       14,467
Provision for loan losses                               1,025          675
                                                       ------       ------
Net interest income after provision for loan losses    15,988       13,792
                                                       ------       ------
Non-interest income
   Investment management and trust services             3,446        2,376
   Service charges on deposit accounts                  2,078        1,427
   Gains on sales of mortgage loans held for sale       1,441          771
   Gains on sales of securities available for sale        341           80
   Other                                                1,095          664
                                                       ------       ------
Total non-interest income                               8,401        5,318
                                                        -----       ------
Non-interest expenses
   Salaries and employee benefits                       8,506        7,056
   Net occupancy expense                                1,037          857
   Furniture and equipment expense                      1,474        1,213
   Other                                                4,314        2,735
                                                       ------       ------
Total non-interest expenses                            15,331       11,861
                                                       ------       ------
Income before income taxes                              9,058        7,249
Income tax expense                                      2,918        2,377
                                                       ------       ------
Net income                                            $ 6,140      $ 4,872
                                                       ======       ======
Net income per share
Basic                                                 $  1.87      $  1.49
                                                       ======       ======
Diluted                                               $  1.80      $  1.43
                                                       ======       ======

Average common shares
Basic                                               3,293,060    3,275,253
                                                    =========    =========
Diluted                                             3,415,465    3,407,148
                                                    =========    =========
See accompanying notes to consolidated financial statements.


                          S.Y. BANCORP, INC. & SUBSIDIARY
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                    For the nine months ended September 30, 1998

                                                                          Accumulated
                               Common Stock                                 Other
                             Number of                        Retained   Comprehensive
                              Shares    Amount    Surplus     Earnings      Income         Total
                              ------    ------    -------     --------      ------         -----
(In thousands, except per share data)
Balance December 31, 1997     3,281,971  $ 5,486  $ 13,644     $ 17,495    $    292     $ 36,917

Net income                            -        -         -        6,140          -         6,140
Stock options exercised           4,969       16        34           -           -            50
Shares issued for dividend
 reinvestment and employee
 stock purchase plans             9,729       33       394           -           -           427
Cash dividends, $.41 per
 share                                -        -         -       (1,350)         -        (1,350)
Change in other
 comprehensive income,
 net of tax                          -         -         -            -         383          383
                               --------   ------    ------      -------     -------       ------
Balance September 30, 1998    3,296,669 $  5,535  $ 14,072     $ 22,285    $    675     $ 42,567
                               ========  =======    ======       ======      ======       ======

See accompanying notes to consolidated financial statements.


                             S.Y. BANCORP, INC. AND SUBSIDIARY
                     Unaudited Consolidated Statements of Cash Flows
                   For the nine months ended September 30, 1998 and 1997

(In thousands)                                                  1998       1997
Operating Activities
Net income                                                  $  6,140     $4,872
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                                 1,025        675
     Depreciation, amortization and accretion, net             1,280      1,068
     Gains on sales of mortgages held for sale              (  1,441)   (   771)
     Gains on sales of securities available for sale        (    341)   (    80)
     Origination of mortgage loans held for sale            ( 76,422)   (41,979)
     Proceeds from sales of mortgage loans held for sale      74,644     41,920
    (Increase) decrease in accrued interest receivable
      other assets                                          (  2,085)   (   781)
     Increase (decrease) in accrued interest payable and
      other liabilities                                        2,327         67
                                                              ------     ------
Net cash provided (used) by operating activities               5,127      4,991
                                                              ------     ------
Investing Activities
  Net (increase) decrease in federal funds sold             (  4,000)  (  7,500)
  Purchases of securities available for sale                ( 55,665)  ( 20,245)
  Purchases of securities held to maturity                  ( 49,724)  ( 10,994)
  Proceeds from maturities of securities available for sale   29,308      3,910
  Proceeds from maturities of securities held to maturity     48,280     36,372
  Proceeds from sales of securities available for sale        11,306      4,026
  Proceeds from sales of other real estate owned                   -        172
  Net (increase) decrease in loans                          ( 60,465)  ( 42,613)
  Purchases of premises and equipment                       (  2,337)  (  4,149)
                                                              ------     ------
Net cash provided (used) by investing activities            ( 83,297)  ( 41,021)
                                                              ------     ------
Financing Activities
  Net increase (decrease) in deposits                         69,260     47,651
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased      15,907   (  7,863)
  Net increase (decrease) in short-term borrowings          (  2,807)     2,170
  Issuance of common stock for options exercised and
    dividend reinvestment and employee stock purchase plans      477        167
  Cash dividends paid                                       (  1,249)  (  1,114)
  Repayments of long-term debt                              (     15)  (    582)
                                                              ------     ------
Net cash provided (used) by financing activities              81,573     40,429
                                                              ------     ------
Net increase (decrease) in cash and cash equivalents           3,403      4,399
Cash and cash equivalents at beginning of period              18,153     15,348
                                                             -------    -------
Cash and cash equivalents at end of period                  $ 21,556   $ 19,747
                                                             =======    =======
Income tax payments were $2,295,000 in 1998, and $2,480,000 in 1997.
Cash paid for interest was $14,621,000 in 1998, and $11,513,000 in 1997.

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

     A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 1997 included in S.Y. Bancorp, Inc.'s Annual Report on Form 10K for the year then ended.

     Interim results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows (in thousands):
                                        Nine Months Ended    Twelve Months Ended
                                           September 30          December 31
                                       1998          1997             1997
   Beginning balance                 $5,921        $5,155           $5,155
   Provision for loan losses          1,025           675            1,000
   Loans charged off                 (  326)       (  199)            (284)
   Recoveries                            76            40               50
                                      -----         -----            -----
   Ending balance                    $6,696        $5,671           $5,921
                                      =====         =====            =====

   (3) Comprehensive Income
    S.Y. Bancorp, Inc. adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Currently, the only components of comprehensive income for S.Y. Bancorp, Inc. and subsidiary are net income and unrealized gains and losses on securities available for sale. The following table sets forth the components of comprehensive income for the nine months ended September 30 (in thousands).

                                                      1998          1997
Net income                                         $ 6,140       $ 4,872
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
        during period                                  158        (   67)
  Less reclassification adjustment for gains
        included in net income                         225            53
                                                     -----         -----
                                                       383        (   14)
                                                     -----         -----
Comprehensive income                               $ 6,523       $ 4,858
                                                     =====         =====
(4) Net Income per share

       The following table reflects, for the three and nine month periods ended September 30, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).

                                       Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                         1998       1997        1998       1997

   Net income, basic and diluted      $ 2,181    $ 1,668     $ 6,140    $ 4,872
                                        =====      =====       =====      =====
   Average shares outstanding           3,297      3,277       3,293      3,275
   Effect of dilutive securities          128        129         122        132
                                        -----      -----       -----      -----
   Average shares outstanding
    including dilutive securities       3,425      3,406       3,415      3,407
                                        =====      =====       =====      =====
   Net income per share, basic        $   .66    $   .51     $  1.87    $  1.49
                                        =====      =====       =====      =====
   Net income per share, diluted      $   .64    $   .49     $  1.80    $  1.43
                                        =====      =====       =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company
("the Bank") for the three and nine month periods ended September 30, 1998 and compares those periods with the same periods of the previous year. As of the close of business May 29, 1998, the Stock Yards Bank & Trust Company (Indiana) was merged with the Bank. Unless otherwise indicated, all references in this discussion to the "Bank" or "Banks" include Bancorp. In addition, this discussion describes changes management deems to be significant in the financial condition of Bancorp and the Bank at September 30, 1998 compared to December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report.

     This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties.
Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Therefore, there can be no assurance forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiary operate; competition for Bancorp's customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp's customers; and other risks detailed in Bancorp's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.






A.   RESULTS OF OPERATIONS

     Net income of $2,181,000 for the three months ended September 30, 1998 increased 513,000 or 30.8% from $1,668,000 for the comparable 1997 period. Basic net income per share was $.66 for the third quarter of 1998, an increase of 29.4% from $.51 for the same period in 1997. Net income on a diluted basis was $.64 for the third quarter of 1998 compared to $.49 for the third quarter of 1997. This represents a 30.6% increase. Return on average assets and return on average stockholders' equity were 1.56% and 20.84%, respectively, for the third quarter of 1998, compared to 1.49% and 19.07%, respectively, for the same period in 1997.

     Net income of $6,140,000 for the nine months ended September 30, 1997 increased $1,268,000 or 26.0% from $4,872,000 for the comparable 1997 period. Basic net income per share was $1.87 for the first nine months of 1998, an increase of 25.5% from $1.49 for the same period in 1997. Net income per share on a diluted basis was $1.80 for the first nine months of 1998, an increase of 25.9% from $1.43 for the same period in 1997. Return on average assets and return on average stockholders' equity was 1.56% and 20.72%, respectively, for the first nine months of 1998, compared to 1.53% and 19.46%, respectively, for the same period in 1997.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

     Net Interest Income
In thousands except percentages
                                   Three Months Ended         Nine Months Ended
                                      September 30               September 30
                                   1998          1997          1998         1997

Interest income                 $11,003       $ 9,050      $ 31,512     $ 25,820
Tax equivalent adjustment            73            44           174          133
                                 ------        ------        ------       ------
Interest income, tax
 equivalent basis                11,076         9,094        31,686       25,953
Total interest expense            5,122         4,068        14,499       11,353
                                 ------        ------        ------       ------
Net interest income,
 tax equivalent basis (1)       $ 5,954       $ 5,026      $ 17,187     $ 14,600
                                 ======        ======        ======       ======
Net interest spread (2),
annualized                        3.83%         4.38%         3.96%        4.20%
                                ======        ======        ======       ======
Net interest margin (3),
annualized                        4.60%         5.03%         4.73%        4.97%
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

      Fully taxable equivalent net interest income of $5,954,000 for the three months ended September 30, 1998 increased $928,000 or 18.5% from $5,026,000 for the same period last year. For the nine months ended September 30, 1998, net interest income of $17,187,000 increased $2,587,000 or 17.7% from $14,600,000 for the same period last year. Net interest spread and net interest margin were 3.83% and 4.60%, respectively, for the third quarter of 1998 and 4.38% and 5.03%, respectively, for the third quarter of 1997. Net interest spread and margin were 3.96% and 4.73%, respectively, for the first nine months of 1998 and 4.20%, and 4.97%, respectively, for the same period in 1997.

     Average earning assets increased $92,901,000, or 23.7% to $485,384,000 for the first nine months of 1998 compared to 1997. Average interest bearing liabilities increased $79,326,000 or 24.3% to $406,684,000 for the first nine months of 1998 compared to 1997. For the nine months, average federal funds sold increased $1.5 million, investment securities decreased $1.1 million, loans increased $89.3 million and mortgage loans held for sale increased $3.2 million. Average interest bearing deposits increased $80.9 million, securities sold under agreements to repurchase and federal funds purchased decreased $1.0 million, short-term borrowings decreased $.4 million and long-term debt decreased $1.5 million.

     Interest rate sensitivity has a major impact on the earnings of the Banks. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. Bancorp manages interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longer term fixed rate time deposits. The Bank's largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans re-price immediately with a change in prime rates. Additionally, during periods of declining interest rates, some customers with fixed rate loans may refinance to obtain lower rates on their loans. Deposits, the Bank's largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At September 30, 1998 Bancorp was slightly liability sensitive (4%) through one year. With this position more interest bearing liabilities re-price within one year than do interest earning assets. This position is generally favorable to net interest margin during periods of falling interest rates and generally unfavorable during periods of rising rates. Bancorp's management believes it has the ability to effectively manage the degree of market risk inherent in its interest sensitive financial instruments.

     The following table provides information about Bancorp's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and weighted average interest rates as well as Bancorp's experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. For deposits that have no contractual maturity (non-interest bearing checking, interest bearing checking and savings), management has estimated withdrawal activity using a ratable amount over the next six years. This information is based on Bancorp's historical experience and management's judgments. For interest rate caps and floors, the table presents notional amounts. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                                       For Twelve Month Period Ending
(Dollars in thousands)         9/30/99   9/30/00   9/30/01   9/30/02   9/30/03   Thereafter     Total
Loans                                              C>
Fixed rate                    $ 58,067   $41,632   $41,814   $44,270   $51,433    $44,811    $282,027
Average interest rate             9.00%     9.07%     8.90%     8.85%     8.74%      8.68%       8.87%
Variable rate                 $ 65,734   $13,684   $ 8,365   $ 6,968   $ 8,209    $47,227    $150,187
Average interest rate             9.29%     9.15%     8.95%     8.85%     9.02%      9.19%       9.19%

Securities
Fixed rate                    $ 14,238   $ 7,852   $ 6,066   $13,736   $12,942    $22,621    $ 77,455
Average interest rate             6.50%     6.77%     7.15%     6.18%     5.89%      6.51%       6.42%

Federal funds sold
 (variable rate)              $ 10,000                                                       $ 10,000
Average interest rate             5.45%                                                          5.45%

Deposits
Non-interest
 bearing checking             $ 11,884   $11,884   $11,884   $11,884   $11,884    $19,803    $ 79,223
Average interest rate               -         -         -         -         -          -            -
Savings and interest
 bearing checking             $ 23,356   $23,356   $23,356   $23,356   $23,356    $38,856    $155,636
Average interest rate             3.22%     3.22%     3.22%     3.22%     3.22%      3.22%       3.22%
Time deposits (fixed rate)    $191,137   $43,496   $ 6,510   $ 4,687   $ 3,201    $ 2,941    $251,972
Average interest rate             5.54%     5.74%     5.62%     5.87%     5.80%      5.38%       5.59%
Other short-term borrowings
 (variable rate)              $  1,676                                                       $  1,676
Average interest rate             5.97%                                                          5.97%

Federal funds purchased
 and securities sold under
 agreements to repurchase
 (variable rate)              $ 29,591                                                       $ 29,591
Average interest rate             4.51%                                                          4.51%
Long-term debt
 (variable rate)              $  1,800                                            $   300    $  2,100
Average interest rate             7.31%                                              7.50%       7.34%

Derivative Financial
 Instruments
Interest rate cap sold        $ 50,000                                                      $  50,000
Strike rate                       9.00%                                                          9.00%
Interest rate floor
 purchased                    $ 50,000                                                      $  50,000
Strike rate                       8.00%                                                          8.00%



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

     An analysis of the changes in the allowance for loan losses and selected ratios follows:

                                                         Nine Months Ended
                                                           September 30
   (In thousands except percentages)
                                                        1998         1997

   Balance at January 1                             $  5,921     $  5,155
   Provision for loan losses                           1,025          675
   Loan charge-offs, net of recoveries              (    250)    (    159)
                                                     -------      -------
   Balance at September 30                          $  6,696     $  5,671
                                                     =======      =======
   Average loans, net of unearned income            $404,525     $315,224
                                                     =======      =======
   Provision for loan losses to average loans (1)        .35%         .29%
                                                     =======      =======
   Net loan charge-offs to average loans (1)             .08%         .07%
                                                      =======      =======
   Allowance for loan losses to average loans           1.66%        1.80%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.60%        1.65%
                                                      =======      =======
  (1) Amounts annualized

   Non-interest Income and Expenses
   The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 1998 and 1997.

   In thousands
                                        Three Months Ended     Nine Months Ended
                                           September 30          September 30
                                          1998      1997        1998       1997
   Non-interest income
    Investment management and
     trust services                     $1,148    $  868      $3,446     $2,376
    Service charges on deposit accounts    788       487       2,078      1,427
    Gains on sales of mortgage loans
     held for sale                         556       283       1,441        771
    Gains on sales of securities
     available for sale                    157         -         341         80
     Other                                 483       247       1,095        664
                                         -----     -----      ------      -----
    Total non-interest income           $3,132    $1,885      $8,401     $5,318
                                         =====     =====       =====      =====
    Non-interest expenses
    Salaries and employee benefits      $2,973    $2,423     $ 8,506    $ 7,056
    Net occupancy expense                  386       324       1,037        857
    Furniture and equipment expense        579       442       1,474      1,213
    Other                                1,471       985       4,314      2,735
                                         -----      ----       -----      -----
    Total non-interest expenses         $5,409    $4,174     $15,331    $11,861
                                         =====     =====      ======     ======
     Non-interest income increased $1,247,000, or 66.2%, for the third quarter of 1998, and $3,083,000 or 58.0% for the first nine months of 1998 compared to the same periods in 1997. Trust income increased $280,000 or 32.3% in the third quarter and $1,070,000 or 45.0% for the first nine months of 1998, as compared to the same periods in 1997. Trust assets under management at September 30, 1998 were $712 million as compared to $632 million at December
31, 1997 and $630 million at September 30, 1997. In addition to asset growth, trust income in the first nine months of 1998 benefited from a fee rate increase in June 1997 and approximately $336,000 in non-recurring estate fees. In 1998 and $104,000 in 1997.

     Service charges on deposit accounts increased $301,000 or 61.8% in the third quarter and $651,000 or 45.6% in the first nine months of 1998 as compared to the same periods in 1997. Growth in deposit accounts spurred by the opening of new branch offices and by reactions to recent mergers of other local institutions has presented opportunities for increased fee income. Additionally, deposit service charges were raised in the second quarters of 1998 and 1997.

     Gains on sales of mortgage loans were $556,000 in the third quarter and $1,441,000 in the first nine months of 1998 compared to $283,000 and $771,000, respectively, in 1997. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. The volume of loans originated by the mortgage company increased dramatically in 1998. Favorable interest rates have stimulated home buying and refinancing. Additionally, the mortgage company began origination and sale of sub-prime loans in 1998. The latter contributed $70,000 to the above gains in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria.

Gains on sales of securities available for sale during both 1998 and 1997 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

     Other non-interest income increased $236,000 or 95.5% in the third quarter and $431,000 or 64.9% in the first nine months of 1998 compared to 1997. Numerous factors contributed to this increase, including $47,000 from full service brokerage, $51,000 from credit card merchant fees and $74,000 from check card income. The remaining portion of the increase arose from increasing volume of various sources of fee income.

    Non-interest expenses increased $1,235,000 or 29.6% for the third quarter and $3,470,000 or 29.3% in the first nine months of 1998 compared to the same periods in 1997. Salaries and employee benefits increased $550,000 or 22.7%, for the third quarter and $1,450,000 or 20.6% in the first nine months of 1998 compared to the same periods in 1997. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Bank's growth. The Bank had 267 full time equivalent employees as of September 30, 1998 and 237 full time equivalents as of September 30, 1997. Net occupancy expense increased $62,000 or 19.1% in the third quarter and $180,000 or 21.0% in the first nine months of 1998 as compared to 1997. Furniture and equipment expense increased $137,000, or 31.0%, for the third quarter and $261,000 or 21.5% in the first nine months of 1998 compared to 1997. These increases are largely due to the opening of new banking centers. During 1997, the Stony Brook and Clarksville branches moved into permanent facilities, and the historic rehabilitation of the Bourbon Stockyards Exchange building was completed. Virtually all non-customer contact employees moved into this building during the second quarter of 1997. Additionally, the Bank continues to update computer equipment and software as technology advances. These capital additions flow through the statement of income as depreciation expense.
Other non-interest expenses have increased $486,000 or 49.3% in the third quarter and $1,579,000 or 57.7% in the first nine months of 1998 as compared to 1997. Again, this increase is reflective of the Bank's expansion.

Included in other non-interest expenses for the first nine months of 1998 are $150,000 representing a buy-out of a lease for a future branch location an advertising expenses of $694,000 compared to $136,000 in 1997. In early 1998 the Bank embarked on a large advertising campaign to attract bank and investment management customers. Other expenses such as office supplies, telephone, postage, insurance and franchise (state) taxes have increased with the Bank's growth; however, other than the items enumerated above, there are no individually significant increases in other non-interest expenses.

     Income Taxes
     Bancorp had income tax expense of $2,918,000 for the first nine months of 1998, compared to $2,377,000 for the same period in 1997. The effective rate was 32.2% in 1998 and 32.8% in 1997.

B.   FINANCIAL CONDITION
     Total Assets
     Total assets increased $90.4 million from December 31, 1997 to September 30, 1998. Average assets for the first nine months of 1998 were $526.4 million. Total assets at September 30, 1998 increased $108.3 million from September 30, 1997, representing a 23.5% increase. Since year end, loans have increased approximately $60.2 million; cash and due from banks and federal funds sold increased $7.4 million; securities available for sale increased $16.2 million, and securities held to maturity increased $1.1 million. Mortgage loans available for sale increased $3.2 million.

     Nonperforming Loans and Assets
     Nonperforming loans, which include non-accrual and accruing loans past due over 90 days, totaled $3,699,000 at September 30, 1998 and $290,000 at December 31, 1997. This represents .86% of total loans at September 30, 1998 compared to .08% at December 31, 1997. Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $4,055,000 at September 30, 1998 and $290,000 at December 31, 1997. This
represents .71% of total assets at September 30, 1998 compared to .06% at December 31, 1997.

     The increase in non-accrual loans arose primarily from loans to one obligor, a long time customer of the Bank. These loans are secured by real estate. No loss of principal or interest is anticipated.

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

      Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 1998, the Bank may pay up to $13,267,000 in dividends to Bancorp without regulatory approval, subject to capital requirements of the bank.

D.   CAPITAL RESOURCES

     At September 30, 1998, stockholders' equity totaled $42,567,000, an increase of $5,650,000 since December 31, 1997. One component of equity is accumulated other comprehensive income which for Bancorp consists solely of net unrealized gains on securities available for sale, net of taxes. Accumulated other comprehensive income was $675,000 at September 30, 1998 and $292,000 at December 31, 1997.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At September 30, 1998, Bancorp's tier 1, total risk based capital and leverage ratios were 9.54%, 10.86% and 7.40%, respectively. These ratios exceed the minimum required by regulators to be well capitalized. Capital ratios of the Bank and the consolidated entity have continued to decrease slowly. With the rapid expansion of the Bank, assets have increased faster than capital has grown. Management monitors this situation and plans to maintain the Bank's capital ratios within well capitalized parameters.

E.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement
No. 131, "Disclosures about Segments of the Enterprise and Related Information." This statement requires reporting of certain information about operating segments and is effective in 1998 for year end reporting.

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value.

     The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

F.   YEAR TWO THOUSAND
     General nature and impact of Year 2000 issues

     Challenges and problems anticipated with the Year 2000 (Y2K) have received a great deal of press.  The underlying problem is that many computers now use only the last two digits in reading a date.  In these cases, the computer could interpret dates with the Year 2000 to be 1900.
As a result, on January 1, 2000, computers could stop working or generate erroneous data unless they are reprogrammed to read all dates properly.
Some companies have anticipated significant Year 2000 expenses. In addition to information technology issues, equipment with embedded micro-controllers may not function properly. Examples of this equipment would include thermostats, elevators, and electronics with time/date mechanisms. Banking institutions have been near the forefront in addressing Year 2000 issues as bank regulators began focusing banks' attention on Year 2000 issues earlier than most businesses.  The Bank and Bancorp began addressing Y2K
issues in mid 1997.   Year 2000 issues were first a part of banking
regulatory review at Stock Yards Bank & Trust Company in its November, 1997 examination by the FDIC. The FDIC has established a schedule of dates by which banks should have accomplished specific phases of their project plans. These guidelines require banking institutions to:
*  Ensure board of director involvement in Year 2000 efforts
*  Adopt a written project plan
*  Renovate mission-critical systems
*  Complete tests of renovated systems by specific deadlines
*  Plan for contingencies
*  Manage customer risk
The bank is in compliance with this schedule. The Year 2000 project coordinator and committee report regularly to the Board of Directors as to the project plan and status.

     Bancorp's general plans and actions to address Year 2000 issues, including relationships with customers, vendors and others

     Bancorp's management has undertaken an evaluation of the effects
Year 2000 (Y2K) will have on its information system and other important aspects of its business. Bancorp's program has five phases: awareness, assessment, renovation, validation and implementation. As a part of the assessment phase, degrees of risk were determined for various areas. Impact assessment guidelines used are as follows:

     Absolutely critical - If these systems were to fail or produce inaccurate data, it could lead to the failure of the institution. Important - Failure of these could significantly impair the bank's ability to function at full potential.
     Useful - These systems are used regularly but are not deemed to be critical.
     Expendable - These systems could be retired. They are convenient to have, but the bank could do without them.

     Using the above appraisal guidelines, each system was assigned a priority for timing of renovation, testing and implementation. Areas deemed to be absolutely critical are mainly related to computer technology. These include the bank's mainframe computer, related software, the bank's wide area network of computers, trust and mortgage department hardware and software as well as wire transfer computer capabilities. All of the Bank's software is purchased; no programming is performed in house. Management has received representation from software vendors with regard to Y2K readiness for these applications. Testing and contingency planning for these areas are addressed below. Other technology areas deemed absolutely critical are internet connections and ATM network. With regard to our Year 2000 evaluation of non-information technology area, we identified general issues similar to those of other businesses and bank specific issues such as vault doors and security equipment. Non information technology areas deemed absolutely critical are telephone service and systems, utilities and vault doors. Through a combination of consultations with and certifications from vendors and testing of these non-information technology areas, we have concluded there are no material Y2K risks or uncertainties presented in these areas.

     The Bank's assessment has taken into account whether third parties with whom it has a material business relationship are or will be Year 2000 compliant. We have requested certification as to Y2K readiness from current vendors and use Y2K readiness as a part of our selection criteria for selection of vendors/products as we move forward. In addition to obtaining written Y2K certification regarding equipment and services, the bank's Y2K plan includes testing of such equipment and services for Y2K readiness. This testing is complete in many areas and has identified no material Y2K risks or uncertainties.

     Two other major areas of evaluation are the Bank's loan customers and fiduciary responsibilities arising from the trust department. Customers' noncompliance with Year 2000 issues could adversely affect their ability to service their debt. The Bank has requested written representation from significant loan customers to verify and document customer Year 2000 readiness. Evaluation of the creditworthiness of these customers now includes a review of the customer's self assessment as to compliance with Year 2000 issues. Based upon the responses of customers, an evaluation of the nature of these customers' businesses and their states of Y2K readiness, and the collateral held on these loans, management has concluded the degree of risk of loss to the bank does not warrant a specific Y2K allowance for loan losses at this time.

     The trust department's written business resumption plan and testing plans have been completed for the trust accounting sysems. Testing is in process and is scheduled to be completed by December 31, 1998. Trust system vendors have indicated they are already Y2K compliant or they are committed to being Y2K compliant by the Year 2000. Other fiduciary Y2K plans have been finalized. Y2K relates to the department's fiduciary responsibilities with regard to the ability of investments to continue to maintain income and principal payment streams, if applicable. Also, third party paying agents and processors must be able to continue providing timely and accurate services. The department has taken measures to identify and mitigate risks and uncertainties related to Y2K. Correspondence has been sent to most companies, issuers, and paying agents relating to Stock Yards Bank & Trust Company's trust accounts. These letters request documentation with regard to the third party's Year 2000 compliance status. The department will not authorize investments in companies which have not made reasonably complete
Y2K disclosures. The department may waive this requirement if they can determine through other channels the target company is not technologically dependent. All of this will be considered as investment decisions and recommendations are made in the trust department.

     Timetable for carrying out Year 2000 plans

     The awareness, assessment and renovation phases of the Company's
Year 2000 plan are essentially complete. Testing has been completed in some areas. Testing for absolutely critical systems is underway and scheduled to be substantially completed by the end of 1998. Remaining areas will be tested by June 30, 1999. In addition to testing, the Bank has developed business resumption plans in the event absolutely critical systems fail despite representations from vendors and positive test results. These plans should enable the Bank to function at a level sufficient to serve the majority of customers' needs. Additionally, management plans to significantly curtail the installation of new information technology systems after the first quarter of 1999. To ensure our ability to respond to customer needs and demands, some significant information technology additions have been accelerated into the last quarter of 1998 and the first quarter of 1999. Essential information technology additions have been accelerated to allow adequate time to test the new applications.

     Cost to Address Bancorp's Year 2000 issues

     Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and consulting. Bancorp recorded expense related to the Year 2000 of $60,000 in 1997 and management anticipates incurring a similar total for 1998. Expensed to date in 1998 is $45,000. Detailed budgets include capital expenditures, primarily to replace desk top computers which will not be Year 2000 compliant. To date, capital expenditures to replace non compliant equipment have totaled approximately $83,000. Management anticipates spending another $80,000 in 1998 for capital expenditures. Approximately $60,000 in period expenses was recorded in 1997 with like amounts anticipated for 1998 and 1999.

     Impact Year 2000 expenditures are anticipated to have on Bancorp's results of operations, liquidity and capital resources

     In addition to the factors mentioned above, the Bank is considering other ramifications of the Year 2000. Management reviews the liquidity position and needs of the Bank on a regular basis. Anticipating Year 2000, the Bank has prepared to be more liquid. Loan customers with lines of credit may experience more cash needs and, therefore, draw more on their lines of credit. Loan customers may make payments more slowly if their cash positions are more tight. Depositors may withdraw higher than average amounts of their funds. These situations will require the Bank to have higher than average levels of funds available. Management has made arrangements with correspondent banks to be able to meet those needs.

     Remaining risks and uncertainties related to Year 2000

     As noted above, the Bank has performed or will perform extensive testing of important systems and equipment.

     Based upon representations received from vendors and other third parties, management does not anticipate major malfunctions to be identified as a result of testing. However, in the event there are unidentified problems, the bank has developed a business resumption plan. This plan makes arrangements for alternative means of processing/operation should absolutely critical functions fail when Y2K arrives. These include manual processing, processing transactions by personal computer rather than mainframe, and curtailing banking hours and/or number of locations open. Management's objective is to continue to offer and process transactions that would be critical to customers Assumptions used in the business resumption planning include the satisfactory operation of utilities, the U.S. Postal Service and electronic spreadsheet software.

     As a result of all of the above, management does not anticipate Year 2000 to materially affect the Company's capital resources, financial condition or results of operations. Management is committed to be Year 2000 ready.

                        Part II - Other Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Exhibits and Reports on Form 8-K
(a)  Reports on Form 8-K
The registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        S.Y. BANCORP, INC.


Date:   November 12, 1998                      By:  /s/ David H. Brooks
                                                   -----------------------------
                                                   David H. Brooks, Chairman
                                                   and Chief Executive Officer


Date:   November 12, 1998                      By:  /s/ David P. Heintzman
                                                   -----------------------------
                                                   David P. Heintzman, President


Date:   November 12, 1998                       By:  /s/ Nancy B. Davis
                                                    ----------------------------
                                                  Nancy B. Davis, Senior Vice
                                                  President, Treasurer and Chief
                                                  Financial Officer