Form 10-K
period 1998-12-31
S Y BANCORP INC
filed 1999-03-16
CIK 835324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
     DECEMBER 31, 1998                                   1-13661

                               S.Y. BANCORP, INC.
                             1040 EAST MAIN STREET
                           LOUISVILLE, KENTUCKY 40206
                                 (502) 582-2571

                              --------------------

   INCORPORATED IN KENTUCKY                          I.R.S. NO. 61-1137529

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class:               Name of each exchange on which registered:
Common stock, no par value                    American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 26, 1999, was $130,389,000.

The number of shares of registrant's Common Stock, no par value, outstanding as of February 26, 1999, was 6,645,562.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 20, 1999 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                               S.Y. BANCORP, INC.
                                   FORM 10-K
                                     INDEX

                                                                                        PAGE
PART I:

   Item 1.   Business                                                                     3

   Item 2.   Properties                                                                   7

   Item 3.   Legal Proceedings                                                            7

   Item 4.   Submission of Matters to a Vote of Security Holders                          7

PART II:

   Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters         9

   Item 6.   Selected Financial Data                                                      9

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    10

   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk                   29

   Item 8.   Financial Statements and Supplementary Data                                  29

   Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                     56

PART III:

   Item 10.  Directors and Executive Officers of the Registrant                           56

   Item 11.  Executive Compensation                                                       56

   Item 12.  Security Ownership of Certain Beneficial Owners and Management               56

   Item 13.  Certain Relationships and Related Transactions                               57

PART IV:

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K             57

SIGNATURES                                                                                59

                                     PART I
ITEM 1.   BUSINESS

S. Y. Bancorp, Inc. ("Bancorp"), a Kentucky corporation headquartered in Louisville, Kentucky, is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has one subsidiary. The subsidiary is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of its subsidiary bank.

STOCK YARDS BANK & TRUST COMPANY

Stock Yards Bank & Trust Company ("the Bank") was originally chartered and began operations as a state bank under the name "Stockyards Bank" in 1904. In 1972, the Bank was granted full trust powers and changed its name to "Stock Yards Bank & Trust Company." The Bank's historical market niche has been providing commercial loans to small and mid-size companies. As an offshoot of these commercial relationships the Bank also provides banking services to the owners and employees of these businesses. In 1989, the Bank began to branch and thereby expand its retail business. The Bank's staff focuses on establishing and maintaining long term relationships with customers. The Bank engages in a wide range of commercial and personal banking activities, including the usual acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans; issuance of letters of credit; and rental of safe deposit boxes. The Bank's lending services include the making of commercial, industrial, real estate, and consumer loans. The Bank operates a mortgage company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The mortgage division provides customers with a variety of options for home mortgages, including VA and FHA financing. The Bank provides a wide range of personal and corporate trust services. Assets under management in the investment management and trust department totaled approximately $770,000,000 at December 31, 1998. The Bank offers full service brokerage products through an affiliation with Raymond James, Inc. In addition, the Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Bank have access to automatic teller machines through a regional network.

The Bank actively competes on the local and regional levels with other commercial banks and financial institutions for deposits, loans, trust accounts, and other financial services. Many banks and other financial institutions with which the Bank competes have capital and resources substantially in excess of the Bank. While primarily serving Jefferson County, Kentucky, the Bank also serves customers residing in the adjacent Kentucky counties of Oldham, Shelby and Bullitt and in southern Indiana.

The Bank has twelve banking centers including the main office. Some of these locations are owned while others are leased. See "ITEM 2. PROPERTIES."

In 1996, Bancorp acquired the Austin State Bank in Scott County, Indiana. This acquisition has allowed Bancorp to establish banking operations in southern Indiana, a natural part of the Louisville, Kentucky metropolitan area. This bank had been in operation since 1909 and was family owned until the acquisition by Bancorp. Until the change of ownership, the bank offered very limited lending products, as well as checking and savings accounts. The Indiana branches offer the same products as the Louisville/Jefferson County branches. In May, 1998, the Indiana Bank was merged with Stock Yards Bank & Trust Company (Kentucky).

At December 31, 1998, the Bank had 275 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Bank consider their relationships with employees to be good.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of Bancorp and its subsidiary can be materially affected not only by management decisions and general economic conditions but also by legislative and governmental actions of Congress and the various federal and state regulatory agencies with jurisdiction over Bancorp and the Bank, such as the Federal Reserve Bank ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the Kentucky and Indiana Departments of Financial Institutions. The effect of applicable statutes, regulations and policies can be significant, cannot be predicted with a high degree of certainty, and can change over time.

Bank holding companies and banks are subject to enforcement actions by their regulators for statutory and regulatory violations and safety and soundness considerations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial, managerial and operating matters, regulated financial institutions such as Bancorp and the Bank must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

The statutory requirements applicable to, and regulatory supervision of, bank holding companies and banks have increased significantly and have undergone substantial change in recent years. These changes are embodied in, among others, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), enacted in August 1989, the Federal Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act") and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), the last two of which were enacted in September 1994, and the regulations promulgated thereunder. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized, and the provisions of the Community Development Act and IBBEA are still being implemented. As a result, the impact of these new laws on Bancorp and the Bank cannot be predicted with certainty.

Legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of Bancorp and its subsidiary. Congress is considering legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been introduced in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of Bancorp or the Bank.

The following discussions and other references to and descriptions of the regulation of financial institutions and their parent holding companies contained herein are not intended to constitute and do not purport to be a complete statement of all legal restrictions and requirements applicable to Bancorp and the Bank. All such descriptions are qualified in their entirety by reference to applicable statutes, regulations and policies.

Regulation of Bank Holding Companies

Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. As such, Bancorp is subject to regulation, supervision and examination by the FRB. The business and affairs of Bancorp are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require Bancorp to commit resources to support the Bank in circumstances in which Bancorp might not do so absent the FRB's policy.

Federal Reserve examiners assign a formal supervisory rating to the adequacy of a bank holding company's and its member bank's risk management processes, including internal controls. The emphasis on sound risk management processes and strong internal controls reflects the Federal Reserve's view that proper risk management is critical to the conduct of safe and sound banking activities.

The FRB has adopted minimum risk-based capital standards for bank holding companies. The FRB requires bank holding companies to maintain certain minimum ratios of capital to total risk-adjusted assets. A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets, at least one-half of which must be Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital), and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill and certain other intangible assets.

Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists, subject to certain limitations, of the allowance for loan and lease losses, perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, term subordinated debt, and intermediate term preferred stock. In determining total capital, a bank holding company must deduct its investments in unconsolidated banking and finance subsidiaries and, as determined by the FRB on a case by case basis, other designated subsidiaries or associated companies; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined by the FRB on a case by case basis.

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

As of December 31, 1998, Bancorp had Tier 1 and total risk-based capital ratios of 9.50% and 10.82%, respectively, and a Tier 1 leverage ratio of 7.31%.

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

Regulation of the Bank

The Bank is state chartered and subject to regulation, supervision and examination by the Kentucky Department of Financial Institutions. The deposit accounts of the Bank are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, the Bank is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements.

The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, the Bank's capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank. The federal bank regulators have recently adopted an interest rate risk component to the risk-based capital requirements to assess the exposure of banks to declines in the economic value of the bank's capital due to changes in interest rates.

FDIC regulations establish three minimum capital standards for insured state banks. The Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. The FDIC capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

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

As of December 31, 1998, the Bank qualified as "well capitalized." The Bank had total risk-based capital ratio of 10.94%, Tier 1 risk-based capital ratio of 9.62% and leverage ratio of 7.39%.

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

In addition to the main office complex, the Bank owned the following branch properties at December 31, 1998:
        Poplar Level Road - approximately 2,500 square feet;
        Outer Loop - approximately 3,700 square feet;
        Stony Brook - approximately 5,500 square feet;
        Springhurst - approximately 5,500 square feet;
        Austin, Indiana - approximately 1,200 square feet;
        Rudy Lane (building only) - approximately 6,000 square feet.

At December 31, 1998, the Bank leased the following branch facilities in Louisville, Kentucky:
        South Fifth Street - approximately 10,000 square feet;
        St. Matthews - approximately 6,000 square feet;
        Middletown - approximately 3,000 square feet;
        Dixie Highway - approximately 7,200 square feet with 3,600 feet sub-leased.
        Clarksville, Indiana - approximately 5,500 square feet;
        Third & Tenny Streets - approximately 2,200 square feet;
        Rudy Lane - land lease;
        Blankenbaker Parkway - approximately 2,970 square feet;
        Hikes Lane ATM - land lease.

See Notes 6 and 16 to Bancorp's consolidated financial statements for the year ended December 31, 1998, for additional information relating to amounts invested in premises, equipment and lease commitments.

ITEM 3.   LEGAL PROCEEDINGS

See Note 16 to Bancorp's consolidated financial statements for the year ended December 31, 1998, for information relating to legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, and ages (as of December 31, 1998) of all current executive officers of Bancorp. It is anticipated these individuals will be chosen as executive officers at the organizational meeting of Bancorp's Board of Directors following the 1999 Annual Meeting of Shareholders of Bancorp to be held on April 20, 1999. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

    Name and Age                 Position and offices
of Executive Officer                 with Bancorp
--------------------             --------------------
   David H. Brooks               Chairman and Chief Executive Officer
   Age 56                        and Director

   David P. Heintzman            President and Director
   Age 39

   Kathy C. Thompson             Executive Vice President, Secretary and Director
   Age 37

   Phillip S. Smith              Executive Vice President
   Age 41

   Greg A. Hoeck                 Executive Vice President
   Age 48

   Nancy B. Davis                Executive Vice President, Treasurer and Chief
   Age 43                        Financial Officer

Mr. Brooks was appointed Chairman and Chief Executive Officer of Bancorp and the Bank in January, 1993. Prior thereto, he was President of Bancorp and the Bank.

Mr. Heintzman was appointed President of Bancorp and the Bank in January, 1993. Prior thereto he served as Treasurer and Chief Financial Officer of Bancorp and Executive Vice President of the Bank.

Ms. Thompson was appointed Executive Vice President of Bancorp and the Bank in January, 1996. She joined the Bank in June, 1992 as Senior Vice President and is Manager of the Investment Management and Trust Department.

Mr. Smith was appointed Executive Vice President of the Bank in January, 1996. Prior thereto, he was Senior Vice President of the Bank. He is primarily responsible for the commercial lending area of the Bank.

Mr. Hoeck joined the Bank as Executive Vice President in May, 1998. He is primarily responsible for the retail and marketing areas of the Bank. Prior to joining the Bank, Mr. Hoeck was an Executive Vice President for PNC Bank and the Retail Market Manager for the Kentucky and Indiana markets.

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in February, 1999. Prior thereto she was Senior Vice President of Bancorp and the Bank. She was appointed Chief Financial Officer of Bancorp in January, 1993.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Bancorp's common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp's common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in note 15 to the consolidated financial statements. On December 31, 1998, Bancorp had 751 shareholders of record. The information below has been adjusted to reflect the February, 1999 2-for-1 stock split.

                       1998                              1997
--------------------------------------------------------------------------------
                             Cash Dividends                      Cash Dividends
Quarter     High        Low     Declared       High       Low       Declared
--------------------------------------------------------------------------------
First     $ 20.75    $ 19.38     $ .06       $ 17.13    $ 14.75      $ .06
Second      28.00      21.00       .07         19.00      15.50        .06
Third       24.32      22.57       .08         21.88      18.00        .06
Fourth      25.25      21.38       .08         25.25      19.88        .06

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)      1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------
Net interest income                             $ 23,294     $ 19,723     $ 16,538     $ 14,609     $ 12,338
Provision for loan losses                          1,600        1,000          800        1,260        1,000
Net income                                         8,218        6,534        5,179        4,056        3,101

PER SHARE DATA
Net income, basic                               $   1.25     $   1.00     $    .79     $    .63     $    .48
Net income, diluted                                 1.21          .96          .77          .61          .47
Cash dividends declared                              .28          .24          .20          .18          .15

AVERAGES
Stockholders' equity                            $ 40,691     $ 34,174     $ 29,675     $ 25,964     $ 23,320
Assets                                           540,696      437,037      352,977      295,892      253,139
Long-term debt                                     2,100        2,259        1,171          607          617

RATIOS

Return on average assets                            1.52%        1.50%        1.47%        1.37%        1.23%
Return on average stockholders' equity             20.20        19.12        17.45        15.62        13.30
Average stockholders' equity to
  average assets                                    7.53         7.82         8.41         8.77         9.21

Per share information has been adjusted to reflect stock splits and stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (the Bank). Bancorp, incorporated in 1904, has no active business operations. Thus Bancorp's business is substantially the same as that of the Bank. The Bank, chartered in 1904 has operated continuously since that time. The Bank conducted business at one location for 85 years and then began branching. At December 31, 1998, the Bank had twelve locations with two more scheduled to open in the first half of 1999. The combined effect of added convenience with the Bank's focus on flexible, attentive customer service has resulted in exceptional growth and profitability, especially for the past six years. The wide range of services added by the wealth management group (investment managment and trust, private banking, and brokerage) and by the mortgage department helps support the corporate philosophy of capitalizing on relationships rather than single transactions.

Bancorp has made and will make certain forward-looking statements in the Annual Report on Form 10-K and in other contexts. These comments relate to present or future trends or factors affecting the banking industry and specifically the operations and products of Bancorp and the Bank. Actual results could differ materially from those projected. Management undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

This discussion should be read in conjunction with Bancorp's consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

RESULTS OF OPERATIONS

Net income was $8,218,000 or $1.21 per share on a diluted basis in 1998. This compares to $6,534,000 or $.96 per share and $5,179,000 or $.77 per share in 1997 and 1996, respectively. The increase in 1998 earnings was attributable to several factors, the most notable of which were net interest income and non-interest income growth. Earnings include a 18.3% increase in fully taxable equivalent net interest income and a 53.2% increase in non-interest income. All components of non-interest income increased. Partially offsetting the overall income increases were increases in non-interest expenses of 25.6%. Non-interest expenses increased in all categories. These increases are primarily related to continued expansion of Bancorp's banking center network.

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

Net interest income was $23,541,000, $19,899,000, and $16,732,000 for 1998,
1997, and 1996, respectively. This represents a 18.3% increase for 1998 over 1997 and a 18.9% increase for 1997 over 1996. These improvements in net interest income resulted from an increase in average earning assets offset by a decline in net interest spread. Average earning assets increased $92,509,000 to $499,598,000 in 1998 and $75,737,000 to $407,089,000 in 1997.

Net interest spread and net interest margin were 3.94% and 4.71%, respectively in 1998, 4.06% and 4.89%, respectively, in 1997 and 4.16% and 5.05%, respectively in 1996. The Bank's prime lending rate was 8.00% and 8.50% at December 31, 1998 and 1997, respectively. It did not change during 1997. Average rates earned on earning assets decreased 9 basis points, and average rates paid on interest bearing liabilities increased 3 basis points when comparing 1998 to 1997.

INTEREST RATE SENSITIVITY
The following table provides information about Bancorp's financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and weighted average interest rates as well as Bancorp's experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. For deposits that have no contractual maturity (non interest bearing checking, interest bearing checking and savings), the table presents information regarding the most likely withdrawal behaviors. This information is based on Bancorp's historical experience and management's judgments. For interest rate collars, the table presents notional amounts. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

Bancorp's interest bearing liabilities slightly exceed its interest earning assets on a cumulative repricing basis through one year. This position, which is termed a negative interest sensitivity gap, generally allows for a positive impact on net interest income in periods of declining interest rates and a negative impact on net interest income during periods of rising interest rates. In Bancorp's case, during periods of falling rates, variable rate loans reprice immediately. While deposit rates will respond by dropping, they will not drop as quickly nor as drastically. Bancorp's interest rate risk management strategy includes monitoring the mix of variable rate loans and fixed rate loans, which at December 31, 1998 were 33% and 67%, respectively. Management is aware, however, that it will be necessary to re-negotiate rates on some of the fixed rate loans if the prime rate drops.

As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. The Bank manages interest rate risk by adjusting the mix of fixed rate loans and securities against longer term fixed rate time deposits.


-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                     1999       2000       2001       2002      2003    Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Short-term investments
Federal funds sold (variable rate)       $  7,000          -          -          -         -          -   $  7,000   $  7,000
Average interest rate                        4.51%         -          -          -         -          -       4.51%

Loans held for sale (fixed rate)         $  9,791          -          -          -         -          -   $  9,791   $  9,791
Average interest rate                        6.82%         -          -          -         -          -       6.82%

Securities
Fixed rate                               $ 38,174   $  7,073   $  8,846   $ 10,608  $ 11,418   $ 23,698   $ 99,817   $100,475
Average interest rate                        5.71%      6.98%      6.44%      6.34%     6.01%      7.16%      6.42%

Loans
Fixed rate                               $ 60,298   $ 42,621   $ 44,051   $ 48,203  $ 52,296   $ 49,691   $297,160   $298,801
Average interest rate                        8.95%      9.00%      8.83%      8.76%     8.63%      8.03%      8.70%
Variable rate                            $ 71,867   $ 29,979   $  9,294   $  3,331  $  5,905   $ 30,750   $151,126   $151,126
Average interest rate                        8.42%      8.47%      8.43%      8.91%     8.83%      9.26%      9.19%

Deposits
Non-interest bearing checking            $ 12,844   $ 12,844   $ 12,844   $ 12,844  $ 12,844   $ 20,913   $ 85,133   $ 85,133
Average interest rate                           -          -          -          -         -          -          -

Savings and interest
   bearing checking                      $ 26,158   $ 26,158   $ 26,158   $ 26,158  $ 26,158   $ 43,594   $174,384   $174,384
Average interest rate                        2.98%      2.98%      2.98%      2.98%     2.98%      2.98%      2.98%

Time deposits (fixed rate)               $186,905   $ 51,904   $  8,009   $  4,589  $  3,787   $  2,901   $258,095   $259,976
Average interest rate                        5.18%      5.54%      5.56%      5.69%     5.64%      5.60%      5.34%

Federal funds purchased,
    securities sold under agreements
    to repurchase and other
    short-term borrowings
    (variable rate)                      $ 39,388          -          -          -         -          -   $ 39,388   $ 39,388
Average interest rate                        4.32%         -          -          -         -          -       4.32%

Long term debt (variable rate)           $  1,800          -          -          -         -   $    300   $  2,100   $  2,100
Average interest rate                        7.28%         -          -          -         -       6.75%      7.20%

Interest rate collars
    Carrying amount                             -   $     61          -          -         -          -   $     61   $     68
    Notional amount                      $ 50,000   $ 50,000          -          -         -          -   $100,000   $     68
    Cap strike rate                          9.00%      7.75%         -          -         -          -          -          -
    Floor strike rate                        8.00%      7.25%         -          -         -          -          -          -



The following table presents the increases in net interest income due to changes in volume and rate computed on a tax equivalent basis and indicates how net interest income in 1998 and 1997 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 34% tax rate. The change in interest due to both rate and volume has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS



                                                           1998/1997                                  1997/1996
----------------------------------------------------------------------------------------------------------------------------
                                                              Increase (Decrease)                      Increase (Decrease)
                                                 Net               Due to                 Net                Due to
(In thousands)                                 Change         Rate        Volume        Change          Rate        Volume
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                         $ 7,173       $  (470)      $ 7,643       $ 5,212       $     4       $ 5,208
Federal funds sold                                 90           (40)          130           180            (3)          183
Mortgage loans held for sale                      241            (5)          246          (144)          (18)         (126)
Securities
        Taxable                                  (164)         (163)           (1)          930          (165)        1,095
        Tax-exempt                                264            81           183             5           (84)           89
                                              -------       -------       -------       -------       -------       -------
TOTAL INTEREST INCOME                           7,604          (597)        8,201         6,183          (266)        6,449
                                              -------       -------       -------       -------       -------       -------
INTEREST EXPENSE
Deposits
        Interest bearing demand deposits        1,102           269           833           576           141           435
        Savings deposits                           (9)          (60)           51            71           (33)          104
        Money market deposits                    (170)          (39)         (131)          (59)          (27)          (32)
        Time deposits                           2,907           (21)        2,928         2,238          (179)        2,417
Federal funds purchased and securities
        sold under agreements to repurchase       153           (48)          201            78             8            70
Other short-term borrowings                        (7)           17           (24)           31            (5)           36
Long-term debt                                    (14)           (2)          (12)           81             1            80
                                              -------       -------       -------       -------       -------       -------
TOTAL INTEREST EXPENSE                          3,962           116         3,846         3,016           (94)        3,110
                                              -------       -------       -------       -------       -------       -------
NET INTEREST INCOME                           $ 3,642       $  (713)      $ 4,355       $ 3,167       $  (172)      $ 3,339
                                              -------       -------       -------       -------       -------       -------
                                              -------       -------       -------       -------       -------       -------


PROVISION FOR LOAN LOSSES
In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers' ability to pay. Responding to these factors, the provision for loan losses was $1,600,000 in 1998, $1,000,000 in 1997 and $800,000 in 1996. At December
31, 1998, the allowance for loan losses was 1.49% of loans compared to 1.60% at December 31, 1997.

Charge-off history has been well below industry averages. The Bank's loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area.

The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 1998, is adequate to absorb anticipated losses in the loan portfolio as of this date.

NON-INTEREST INCOME AND EXPENSES
Non-interest income increased by 53.2% in 1998 as compared to 1997, and 32.6% in 1997 as compared to 1996.

The largest component of non-interest income is investment management and trust services income which increased 37.2% in 1998, 38.8% in 1997 and 15.1% in 1996. Assets under management, through customer retention, attraction of new business and market appreciation, grew to $770 million as of December 31, 1998 as compared to $632 million as of December 31, 1997. Growth in the department's assets include both personal and employee benefit accounts. The assets under management reported above include $100 million of the Bank's securities portfolio as of December 31, 1998 and $60 million as of December 31, 1997.

Service charges on deposit accounts increased 49.1% over 1997. Growth in deposit accounts, arising primarily from new banking locations, presented opportunities for increased fee income in this area. Rates for some deposit services were raised in 1998; however, the vast majority of the increase is due to account volume.

The Bank operates a mortgage banking company. This department originates residential mortgage loans and sells the loans in the secondary market. The department offers conventional, VA and FHA financing as well as a program for low income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released. Gains on sales of mortgage loans were $2,047,000 in 1998, $1,077,000 in 1997 and $1,016,000 in 1996. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking department. Falling rates in 1998 stimulated home buying and refinancing. Additionally, the mortgage company began origination and sale of sub-prime loans in 1998. The latter contributed $98,000 to the above gains in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. With relatively stable interest rates during 1996 and 1997, growth in those years was due more to the mortgage company's expanding reputation. Profit margins in the mortgage banking industry have been shrinking over the last several years making increasing volumes a focus.

Other non-interest income increased in 1998 as compared to 1997 by $525,000 or 52.5% and $403,000 or 67.5% in 1997 compared to 1996. The increases are due to several contributing factors, the largest of which is the addition of a title services department during 1998. Title services fees totaled $252,000 in 1998. Other significant increases include credit card commisions and merchant fees of $218,000 in 1998 compared to $143,000 in 1997, and check card income of $236,000 in 1998 compared to $121,000 in 1997.

Total non-interest expenses increased 25.6% in 1998 over 1997, and 22.1% in 1997 over 1996.

Salaries and employee benefits, the largest non-interest expense category, increased 18.4% in 1998 and 24.9% in 1997. These increases occurred primarily from regular salary increases and new employees added to support expansion. As of December 31, 1998, the Bank had 275 full time equivalent employees
(FTEs). As of December 31, 1997, that total was 250 FTEs. Additionally, a performance incentive program is in place, and increasing earnings have qualified certain bank employees for incentive compensation. Further, as salary expense increases, so do corresponding employee benefit expenses. There are no significant obligations for post-retirement or post-employment benefits.

Net occupancy expense increased 25.5% in 1998 and 16.4% in 1997. Occupancy expenses have increased as the Bank has continued its expansion plans. In 1998, the Bank opened one additional banking center. The Bank has twelve banking center locations including the main office. Furniture and equipment expense increased 23.0% in 1998 compared to 1997 and 13.6% in 1997 compared to 1996. Growing facilities and significant investments in computer technology have resulted in significant increases over the last several years.

Other non-interest expenses increased 43.5% in 1998 and 20.6% in 1997. The increase in both years largely related to the Bank's expansion. Among costs which increased significantly were delivery, communication and supplies. Management continues to identify cost containment opportunities where expense reductions can be made without sacrificing the level of service to customers.

INCOME TAXES
Bancorp had income tax expense of $3,829,000 in 1998 and $2,873,000 in 1997 compared to $2,442,000 in 1996. The effective rates were 31.8%, 30.5%, and 32.0% respectively. With a statutory tax rate of 34.0%, the effective rates reflect tax exempt interest income.

FINANCIAL CONDITION

EARNING ASSETS AND INTEREST BEARING LIABILITIES
Total consolidated assets of Bancorp at December 31, 1998 increased 27.4% over December 31, 1997 to $609,788,000. Average assets for 1998 increased 23.7% over 1997 to $540,696,000. During 1998, Bancorp increased its net average earning assets to $82,024,000 from $72,082,000 during 1997.

The growth of average earning assets occurred primarily in the area of loans. Loan demand continued to increase during 1998. Commercial and industrial loans increased 2.3%. Construction and development loans decreased 40.4%. Real estate mortgage loans increased 27.6%. Consumer loans increased 22.8%.

Growth of average interest bearing liabilities occurred in all categories other than money market deposit accounts. With lower interest rates over the last three years, some depositors have chosen to shift money market funds to time deposit accounts. Average time deposits increased 27% in 1998 from the 1997 average, and 28% in 1997 from the 1996 average. Average interest bearing demand deposits increased 58% and 55% respectively in 1998 and 1997. Savings accounts averaged 7% higher in 1998 and 15% higher in 1997 as compared to the prior year. Overall, average interest bearing deposits increased 25% in 1997. Average balances of securities sold under agreements to repurchase increased significantly in 1998. Commercial depositors have the opportunity to enter into a sweep agreement whereby excess demand deposit balances are transferred to a separate account. This balance is used to purchase securities sold under agreements to repurchase. Securities sold under agreements to repurchase averaged $18,527,000 in 1998 as compared to $12,481,000 in 1997. During 1998 the Bank increased its emphasis on these services. Also during 1998, "sweep" accounts that had been invested in off balance sheet vehicles through a third party were converted to securities sold under agreements to repurchase.

AVERAGE BALANCES AND INTEREST RATES - TAXABLE EQUIVALENT BASIS



                                                  YEAR 1998                       YEAR 1997                      YEAR 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                          Average             Average  Average                Average  Average              Average
(Dollars in thousands)                   Balances  Interest    Rate    Balances    Interest    Rate    Balances   Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold                       $ 13,736  $   712    5.18%   $ 11,131    $   622     5.59%   $  7,851   $   442    5.63%
Mortgage loans held for sale                7,577      550    7.26       4,181        309     7.39       5,883       453    7.70
Securities
  Taxable                                  53,552    3,328    6.21      53,567      3,492     6.52      36,901     2,562    6.94
  Tax exempt                               11,798      815    6.91       9,048        551     6.09       7,686       546    7.10
Loans, net of unearned income             412,935   37,714    9.13     329,162     30,541     9.28     273,031    25,329    9.28
                                         --------  -------    ----    --------    -------     ----    --------   -------    ----
TOTAL EARNING ASSETS                      499,598   43,119    8.63     407,089     35,515     8.72     331,352    29,332    8.85
                                                   -------    ----                -------     ----               -------    ----
Less allowance for loan losses              6,401                        5,530                           4,807
                                         --------                     --------                        --------
                                          493,197                      401,559                         326,545
NON-EARNING ASSETS
Cash and due from banks                    20,975                       15,899                          11,120
Premises and equipment                     14,823                       12,051                           8,529
Accrued interest receivable and
  other assets                             11,701                        7,528                           6,783
                                         --------                     --------                        --------
TOTAL ASSETS                             $540,696                     $437,037                        $352,977
                                         --------                     --------                        --------
Interest bearing liabilities
Deposits
  Interest bearing demand deposits       $ 78,995  $ 2,370    3.00%   $ 50,137    $ 1,268     2.53%   $ 32,259   $   692    2.15%
  Savings deposits                         24,953      765    3.07      23,352        774     3.31      20,251       703    3.47
  Money market deposits                    43,191    1,442    3.34      47,138      1,612     3.42      48,059     1,671    3.48
  Time deposits                           247,503   13,860    5.60     195,209     10,953     5.61     152,191     8,715    5.73
Federal funds purchased and securities
  sold under agreements to
  repurchase                               18,813      882    4.69      14,408        729     5.06      13,023       651    5.00
Other short-term borrowings                 2,019      106    5.25       2,504        113     4.51       1,705        82    4.81
Long-term debt                              2,100      153    7.29       2,259        167     7.39       1,171        86    7.34
                                         --------  -------    ----    --------    -------     ----    --------   -------    ----
TOTAL INTEREST BEARING LIABILITIES        417,574   19,578    4.69     335,007     15,616     4.66     268,659    12,600    4.69
                                                   -------    ----                -------     ----               -------    ----
NON-INTEREST BEARING LIABILITIES
Non-interest bearing demand deposits       75,332                       63,857                          51,780
Accrued interest payable and
  other liabilities                         7,099                        3,999                           2,863
                                         --------                     --------                        --------
TOTAL LIABILITIES                         500,005                      402,863                         323,302
STOCKHOLDERS' EQUITY                       40,691                       34,174                          29,675
                                         --------                     --------                        --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $540,696                     $437,037                        $352,977
                                         --------                     --------                        --------
                                         --------                     --------                        --------
NET INTEREST INCOME                                $23,541                        $19,899                        $16,732
                                                   -------                        -------                        -------
                                                   -------                        -------                        -------
NET INTEREST SPREAD                                           3.94%                           4.06%                         4.16%
                                                              ----                            ----                          ----
                                                              ----                            ----                          ----
NET INTEREST MARGIN                                           4.71%                           4.89%                         5.05%
                                                              ----                            ----                          ----
                                                              ----                            ----                          ----


SECURITIES
The primary purpose of the securities portfolio is to provide another source of interest income as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

The carrying value of securities is summarized as follows:



                                                              YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(In thousands)                                             1998         1997         1996
--------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury and federal agency obligations          $67,297      $31,244      $19,276
    Obligations of states and political subdivisions        4,774          218          165
                                                          -------      -------      -------
                                                          $72,071      $31,462      $19,441
                                                          -------      -------      -------
                                                          -------      -------      -------

SECURITIES HELD TO MATURITY
    U.S. Treasury and federal agency obligations          $ 2,012      $ 3,864      $30,100
    Mortgage-backed securities                             13,197       16,826       18,361
    Obligations of states and political subdivisions       12,537        7,962        7,618
                                                          -------      -------      -------
                                                          $27,746      $28,652      $56,079
                                                          -------      -------      -------
                                                          -------      -------      -------


The maturity distribution and weighted average interest rates of securities at December 31, 1998, are as follows:


------------------------------------------------------------------------------------------------------------------------
                                                            After one but       After five but
                                      Within one year     within five years     within ten years       After ten years
                                   -------------------   ------------------    -----------------     -------------------
(Dollars in thousands)             Amount       Rate     Amount        Rate    Amount       Rate     Amount       Rate
------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and federal
    agency obligations             $33,501       5.40%   $22,547       6.32%   $11,249       6.52%   $     -          -%
Obligations of states and
    political subdivisions               -          -        212       5.67      4,562       4.29          -          -
                                   -------       -----   -------       ----    -------       ----    -------      -----
                                   $33,501       5.40%   $22,759       6.32%   $15,811       5.87%   $     -          -%
                                   -------       -----   -------       ----    -------       ----    -------      -----
                                   -------       -----   -------       ----    -------       ----    -------      -----

SECURITIES HELD TO MATURITY
U.S. Treasury and federal
    agency obligations             $ 1,012       7.88%   $ 1,000       6.38%   $     -          -%   $     -          -%
Mortgage-backed securities           3,467       6.58      7,755       6.33      1,975       6.42          -          -
Obligations of states and
    political subdivisions             226       6.30      6,884       5.63      5,083       4.37        344       6.00
                                   -------       -----   -------       ----    -------       ----    -------      -----
                                   $ 4,705       6.84%   $15,639       6.03%   $ 7,058       4.95%   $   344       6.00%
                                   -------       -----   -------       ----    -------       ----    -------      -----
                                   -------       -----   -------       ----    -------       ----    -------      -----


LOAN PORTFOLIO
Bancorp's primary source of income is interest on loans. The following table presents the composition of loans as of the end of the last five years.




                                                           DECEMBER 31
--------------------------------------------------------------------------------------------------
(In thousands)                       1998         1997          1996          1995           1994
--------------------------------------------------------------------------------------------------
Commercial and industrial         $103,345      $101,030      $ 88,352      $ 81,325      $ 79,397
Construction and development        30,155        21,481        22,518        15,327         8,144
Real estate mortgage               277,994       217,830       166,574       137,618       105,207
Consumer                            36,792        29,952        24,104        18,667        14,664
                                  --------      --------      --------      --------      --------
                                  $448,286      $370,293      $301,548      $252,937      $207,412
                                  --------      --------      --------      --------      --------
                                  --------      --------      --------      --------      --------


The following tables show the amounts of commercial and industrial loans, and construction and development loans, at December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.


                                                      Maturing
-------------------------------------------------------------------------------------
                                             After one but
                                 Within one   within five    After five
(In thousands)                      year         years          years         Total
-------------------------------------------------------------------------------------
Commercial and industrial         $ 34,881      $ 39,649      $ 28,815      $103,345
Construction and development        30,155             -             -        30,155
                                  --------      --------      --------      --------
                                  --------      --------      --------      --------



                                         Interest Sensitivity
-----------------------------------------------------------------
                                         Fixed          Variable
(In thousands)                            rate           rate
-----------------------------------------------------------------
Due after one but within five years       35,485        $ 4,164
Due after five years                       5,914         22,901
                                         -------        -------
                                         $41,399        $27,065
                                         -------        -------
                                         -------        -------

NONPERFORMING LOANS AND ASSETS
Nonperforming loans, which include nonaccrual loans and restructured loans, totaled $2,163,000 and $290,000 at December 31, 1998 and 1997, respectively. The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due. Nonperforming loans represent .48% of total loans at year end 1998 compared to .08% in 1997.

Nonperforming assets include nonperforming loans, other real estate and repossessed assets. At December 31, 1998 and 1997, nonperforming assets totaled $4,057,000 and $290,000, respectively. This represents .67% of total assets at year end 1998 compared to .06% in 1997. The increase in nonaccrual loans and other real estate arose primarily from loans to one obligor. The loans are secured by real estate. No loss of principal or interest is anticipated.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans of approximately $1,812,000 are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss. The allowance for loan losses is discussed further under the heading "Provision for Loan Losses."

The following table summarizes nonaccrual, restructured and past due loans.

                                                    DECEMBER 31
---------------------------------------------------------------------------------
(In thousands)                    1998       1997       1996      1995      1994
---------------------------------------------------------------------------------
Nonaccrual loans                 2,163        290        854      1,212      367
Restructured loans                   -          -          -          -       61
Loans past due, 90 days or
    more and still accruing          -          -          -          -        -
                                 -----       ----       ----      -----     ----
                                 2,163        290        854      1,212      428
                                 -----       ----       ----      -----     ----
                                 -----       ----       ----      -----     ----

Interest income recorded on nonaccrual loans for 1998 totaled $93,000. Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $220,000.


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

The allowance is maintained at a level considered by management to be adequate to cover losses that are anticipated. Factors considered include past loss experience, general economic conditions, and information about specific borrower situations including financial position and collateral values. Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgements about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb anticipated losses on existing loans that may become uncollectible. See "Results of Operations - Provision for Loan Losses."

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense:

                                                          YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------
(Dollars in thousands)                   1998         1997         1996         1995        1994
---------------------------------------------------------------------------------------------------
Average loans                          $412,935     $329,162     $273,031     $229,674     $190,409
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
Balance of allowance for loan
 losses at beginning of year           $  5,921     $  5,155     $  4,507     $  3,649     $  2,752
Loans charged off
  Commercial and industrial                 146           75          107          435          111
  Real estate mortgage                       54           26           45           13            9
  Consumer                                  735          183          112           82           64
                                       --------     --------     --------     --------     --------
    Total loans charged off                 935          284          264          530          184
                                       --------     --------     --------     --------     --------

Recoveries of loans
 previously charged off
  Commercial and industrial                  14            3           27           95           16
  Real estate mortgage                       18            9           16           13           36
  Consumer                                   48           38           47           20           29
                                       --------     --------     --------     --------     --------
    Total recoveries                         80           50           90          128           81
                                       --------     --------     --------     --------     --------
Net loans charged off                       855          234          174          402          103
Additions to allowance
    charged to expense                    1,600        1,000          800        1,260        1,000
Balance of allowance of
 acquired bank at date
 of acquisition                               -            -           22            -            -
                                       --------     --------     --------     --------     --------
Balance at end of year                 $  6,666     $  5,921     $  5,155     $  4,507     $  3,649
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
Ratio of net charge-offs
 during year to average
 loans                                      .21%         .07%         .06%         .18%         .05%
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb future losses in any particular loan category.

                                                      DECEMBER 31
------------------------------------------------------------------------------------
(In thousands)                     1998       1997       1996       1995       1994
------------------------------------------------------------------------------------
Commercial and industrial         $2,625     $2,337     $1,913     $2,227     $1,679
Construction and development          51        201        241        108         67
Real estate mortgage               1,739      2,034      1,775        964        866
Consumer                             921        163        253        148        180
Unallocated                        1,330      1,186        973      1,060        857
                                  ------     ------     ------     ------     ------
                                  $6,666     $5,921     $5,155     $4,507     $3,649
                                  ------     ------     ------     ------     ------
                                  ------     ------     ------     ------     ------

The ratio of loans in each category to total outstanding loans is as follows:

                                                        DECEMBER 31
---------------------------------------------------------------------------------------
                                      1998       1997       1996       1995       1994
---------------------------------------------------------------------------------------
Commercial and industrial             23.1%      27.3%      29.3%      32.1%      38.3%
Construction and development           6.7        5.8        7.5        6.1        3.9
Real estate mortgage                  62.0       58.8       55.2       54.4       50.7
Consumer                               8.2        8.1        8.0        7.4        7.1
                                     -----      -----      -----      -----      -----
                                     100.0%     100.0%     100.0%     100.0%     100.0%
                                     -----      -----      -----      -----      -----
                                     -----      -----      -----      -----      -----


Presented below are selected ratios relating to the allowance for loan losses:

                                                         YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------
                                                        1998       1997       1996
-----------------------------------------------------------------------------------
Provision for loan losses to average loans               .39%       .30%       .29%
Net charge-offs to average loans                         .21%       .07%       .06%
Allowance for loan losses to average loans              1.61%      1.80%      1.89%
Allowance for loan losses to year end loans             1.49%      1.60%      1.71%
Loan loss coverage                                     15.98X     44.47X     39.34X

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

                                               YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------
(Dollars in thousands)            1998                   1997                    1996
---------------------------------------------------------------------------------------------
                           AVERAGE    AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                           BALANCE      RATE      BALANCE       RATE      BALANCE       RATE
                           --------   -------     --------    -------     --------    -------
Non-interest bearing
 demand deposits           $ 75,332        -%     $ 63,857         -%     $ 51,780         -%
Interest bearing
 demand deposits             78,995     3.00        50,137      2.53        32,259      2.15
Savings deposits             24,953     3.07        23,352      3.31        20,251      3.47
Money market deposits        43,191     3.34        47,138      3.42        48,059      3.48
Time deposits               247,503     5.60       195,209      5.61       152,191      5.73
                           --------     ----      --------      ----      --------      ----
                                        ----                    ----                    ----
                           $469,974               $379,693                $304,540
                           --------               --------                --------
                           --------               --------                --------

Maturities of time deposits of $100,000 or more outstanding at December 31, 1998, are summarized as follows:

-------------------------------------------------
(In thousands)
-------------------------------------------------
                                           Amount
3 months or less                          $27,156
Over 3 through 6 months                    11,338
Over 6 through 12 months                   22,676
Over 12 months                             15,913
                                          -------
                                          $77,083
                                          -------
                                          -------

SHORT-TERM BORROWINGS

Federal funds purchased represent overnight borrowings. Repurchase agreements have maturities of less than one month.

                                                   YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(Dollars in thousands)                 1998                  1997                  1996
--------------------------------------------------------------------------------------------
                                AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                ------      ----      ------      ----      ------      ----
Securities sold under
 agreements to repurchase
  Year end balance              $33,529     4.15%     $11,684     5.15%     $12,228     4.88%
  Average during year            18,527     4.67       12,481     4.95       12,437     4.98
  Maximum month end
   balance during year           33,867                12,265                13,289

LIQUIDITY

The role of liquidity management is to ensure funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demand is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Bank, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

The Bank has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits are from long-term customers and are a stable source of funds. The Bank has no brokered deposits, and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased continue to provide an available source of liquidity, although this source is seldom needed by the Bank.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 1998 the amount of available credit from the FHLB, totaled $91 million. To date, the Bank has not needed to access this source of funds. Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $38 million.

Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in note 15 to Bancorp's consolidated financial statements, the Bank may pay up to $11,027,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

CAPITAL

In January, 1999 and August, 1996, the Board of Directors declared 2-for-1 stock splits to be effected in the form of 100% stock dividends. The new shares were distributed in February, 1999 and September, 1996, respectively. These capital changes were made to enhance shareholder value by increasing the number of shares of Bancorp's stock outstanding and to reduce the per share market price of the stock. Per share information has been restated to reflect the stock splits.

At December 31, 1998, stockholders' equity totaled $43,943,000, an increase of $7,026,000 or 19.0% over 1997. This increase was due to the strong earnings of 1998 coupled with a philosophy to retain approximately 70% to 80% of earnings in equity. Cash dividends declared were $.28 per share in 1998 and $.24 per share in 1997.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The value of both balance sheet and off balance sheet items are adjusted to reflect credit risks.

At December 31, 1998, Bancorp's tier 1 and total risk based capital ratios were 9.50% and 10.82%, respectively. These ratios exceed the 4.0% tier 1 and 8.0% total risk based capital minimums. A minimum leverage ratio, adopted by the Federal Reserve Board to assist in the assessment of capital adequacy, supplements the risk based capital requirements. The minimum leverage ratio is 3.0%; however, most bank holding companies are required to maintain a minimum in excess of that amount. Bancorp's leverage ratio at December 31, 1998 was 7.31%.
Note 19 to the consolidated financial statements provides more details of regulatory capital requirements as well as capital ratios of the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. These ratios for Bancorp and the Bank have decreased over the last several years as assets have grown more quickly than equity. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

RETURN ON ASSETS AND EQUITY

The following table presents various key financial ratios:

                                                      YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
                                                     1998      1997      1996
-------------------------------------------------------------------------------
Return on average assets                              1.52%     1.50%     1.47%
Return on average stockholders' equity               20.20     19.12     17.45
Dividend pay out ratio, based on basic EPS           22.40     24.12     25.32
Average stockholders' equity to average assets        7.53      7.82      8.41

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

QUARTERLY OPERATING RESULTS

Following is a summary of quarterly operating results for 1998 and 1997:

                                                    1998                                           1997
---------------------------------------------------------------------------------------------------------------------------
(In thousands,
except per share data)           4th Qtr.    3rd Qtr.    2nd Qtr.   1st. Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.   1st. Qtr.
---------------------------------------------------------------------------------------------------------------------------
Interest income                  $11,360     $11,003     $10,618     $9,891       $9,519     $9,050     $8,553     $8,217
Interest expense                   5,079       5,122       4,918      4,459        4,263      4,068      3,705      3,580
                                 -------     -------     -------     ------       ------     ------     ------     ------
Net interest income                6,281       5,881       5,700      5,432        5,256      4,982      4,848      4,637
Provision for loan losses            575         375         350        300          325        225        225        225
                                 -------     -------     -------     ------       ------     ------     ------     ------
Net interest income
 after provision                   5,706       5,506       5,350      5,132        4,931      4,757      4,623      4,412
Non-interest income                2,971       3,132       2,841      2,428        2,107      1,885      1,853      1,580
Non-interest expenses              5,688       5,409       5,153      4,769        4,880      4,174      3,891      3,796
                                 -------     -------     -------     ------       ------     ------     ------     ------
Income before income
 taxes                             2,989       3,229       3,038      2,791        2,158      2,468      2,585      2,196
Income tax expense                   911       1,048         976        894          496        800        864        713
                                 -------     -------     -------     ------       ------     ------     ------     ------
Net income                       $ 2,078     $ 2,181     $ 2,062     $1,897       $1,662     $1,668     $1,721     $1,483
                                 -------     -------     -------     ------       ------     ------     ------     ------
                                 -------     -------     -------     ------       ------     ------     ------     ------
Basic earnings per share         $  0.32     $  0.33     $  0.32     $ 0.29       $ 0.26     $ 0.26     $ 0.26     $ 0.22
Diluted earnings per share          0.31        0.32        0.30       0.28         0.25       0.25       0.25       0.21
                                 -------     -------     -------     ------       ------     ------     ------     ------
                                 -------     -------     -------     ------       ------     ------     ------     ------

Per share information has been adjusted to reflect the February, 1999 2-for-1 stock split.

YEAR 2000

GENERAL NATURE AND IMPACT OF YEAR 2000 ISSUES

Challenges and problems anticipated with the Year 2000 (Y2K) have received a great deal of attention. The underlying problem is that many computer systems use only the last two digits of a year in reading a date. Thus, they could interpret dates with the Year 2000 to be 1900. As a result, on January 1, 2000, computer systems could stop working or generate erroneous data unless these problems are corrected. In addition to information technology issues, equipment with embedded micro-controllers may not function properly. Examples of this equipment would include thermostats, elevators, and electronics with time/date mechanisms. Some companies have anticipated significant Year 2000 expenses.

Banking institutions have been near the forefront in addressing Year 2000 issues as bank regulators began focusing banks' attention on Year 2000 issues earlier than most businesses. The Bank and Bancorp began addressing Y2K issues in mid 1997. Year 2000 issues were first a part of banking regulatory review at Stock Yards Bank & Trust Company in its November, 1997 examination by the FDIC. The FDIC has established guidelines that require banking institutions to:

        -   Ensure ongoing board of director involvement in Year 2000 efforts;
        -   Adopt a written project plan;
        -   Renovate mission-critical systems;
        -   Complete tests of renovated systems by specific deadlines;
        -   Plan for contingencies; and
        -   Manage customer risk.

The Bank is in compliance with these guidelines. The Bank's Year 2000 project coordinator and committee report regularly to the Board of Directors as to the project plan and completion status.

BANCORP'S GENERAL PLANS AND ACTIONS TO ADDRESS YEAR 2000 ISSUES, INCLUDING RELATIONSHIPS WITH CUSTOMERS, VENDORS AND OTHERS

Bancorp's management has undertaken an evaluation of the effects Year 2000 will have on its information systems and other important aspects of its business. Bancorp's program has five phases: awareness, assessment, renovation, validation and implementation. As a part of the assessment phase, degrees of risk were determined for various areas. Impact assessment guidelines used are as follows:

     Absolutely critical - If these systems were to fail or produce inaccurate data, it could lead to the failure of the Bank.
     Important - Failure of these could significantly impair the Bank's ability to function at full potential.
     Useful - These systems are used regularly but are not deemed to be critical.
     Expendable - These systems could be retired. They are convenient to have, but the Bank could do without them.

Using the above appraisal guidelines, each system was assigned a priority for timing of renovation, testing and implementation. Areas deemed to be absolutely critical are mainly related to computer technology. These include the Bank's mainframe computer, related software, the Bank's wide area network of computers, trust and mortgage department hardware and software and wire transfer computer capabilities. All of the Bank's software is purchased; no programming is performed in house. Management has received representations from software vendors with regard to Y2K readiness for these applications. Testing and contingency planning for these areas are addressed below. Other technology areas deemed absolutely critical are internet connections and the ATM network. With regard to our Year 2000 evaluation of non-information technology areas, management identified general issues similar to those of other businesses and bank specific issues such as vault doors and security equipment. Non information technology areas deemed absolutely critical are telephone service and systems, utilities and vault doors. Through a combination of consultations with and certifications from vendors and testing of these non-information technology areas, management does not believe there are any material Y2K risks or uncertainties presented in these areas.

The Bank's assessment has taken into account whether third parties with whom it has a material business relationship are or will be Year 2000 compliant. Management has requested certification as to Y2K readiness from current vendors and uses Y2K readiness as a part of the criteria for selection of vendors/products. In addition to obtaining written Y2K certification regarding equipment and services, the Bank's Y2K plan includes testing of such equipment and services for Y2K readiness. This testing is complete in many areas and has not identified any material Y2K risks or uncertainties.

Two other major areas of evaluation are the Bank's loan customers and fiduciary relationships arising from the trust department. Borrowers' noncompliance with Year 2000 issues could adversely affect their ability to service their debt. The Bank has requested written representation from significant loan customers to verify and document customer Year 2000 readiness. Evaluation of the creditworthiness of these customers now includes a review of the customer's self assessment as to compliance with Year 2000 issues. Based upon the responses of customers, an evaluation of the nature of these customers' businesses and their states of Y2K readiness, and the collateral held on these loans, management has concluded the degree of risk of loss to the bank does not warrant a specific Y2K allowance for loan losses at this time.

The trust department's written business resumption plan and testing have been completed for the trust accounting systems. Trust system vendors have indicated they are already Y2K compliant or they are committed to being Y2K compliant by March, 1999. Y2K relates to the department's fiduciary responsibilities with regard to the ability of investments to continue to maintain income and principal payment streams, if applicable. Also, third party paying agents and processors must be able to continue providing timely and accurate services. The department has taken measures to identify and mitigate risks and uncertainties related to Y2K.

Correspondence has been sent to most companies, issuers, and paying agents related to the Bank's trust accounts. These letters request documentation with regard to the third party's Year 2000 compliance status. The department will not authorize investments in companies which have not made reasonably complete Y2K disclosures. The department may waive this requirement if they can determine through other channels the target company is not technologically dependent. All of this will be considered as investment decisions are made regarding current and future holdings.

TIMETABLE FOR CARRYING OUT YEAR 2000 PLANS

The awareness, assessment and renovation phases of the Company's Year 2000 plan are essentially complete. Testing has been completed in some areas. Testing for absolutely critical systems is underway and scheduled to be substantially completed by the first quarter of 1999. Remaining areas will be tested by June 30, 1999. In addition to testing, the Bank has developed business resumption plans in the event absolutely critical systems fail despite representations from vendors and positive test results. These plans should enable the Bank to function at a level sufficient to serve the majority of customers' needs. Additionally, management plans to significantly curtail the installation of new information technology systems after the first quarter of 1999. To ensure the Bank's ability to respond to customer needs and demands, some significant information technology additions were accelerated into the last quarter of 1998 and the first quarter of 1999. These scheduling accelerations allow adequate time to test the new applications for Y2K compliance.


COST TO ADDRESS BANCORP'S YEAR 2000 ISSUES

Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and consulting expenses. Bancorp's incremental expense related to the Year 2000 was approximately $60,000 in 1998 and 1997 and management anticipates incurring a similar amount for 1999. Detailed budgets include capital expenditures, primarily to replace desk top computers which will not be Year 2000 compliant. To date, capital expenditures to replace non compliant equipment have totaled approximately $95,000. Management anticipates spending another $80,000 in 1999 on capital expenditures.

IMPACT YEAR 2000 EXPENDITURES ARE ANTICIPATED TO HAVE ON BANCORP'S RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

In addition to the factors mentioned above, the Bank is considering other ramifications of the Year 2000. Management reviews the liquidity position and needs of the Bank on a regular basis. Anticipating Year 2000, the Bank has prepared to be more liquid. Loan customers with lines of credit may experience increased cash needs and, therefore, draw more on their lines of credit. Loan customers may make payments more slowly if their cash positions are tighter. Depositors may withdraw higher than average amounts of cash. These situations will require the Bank to have higher than average levels of cash available. Management has made arrangements with correspondent banks to be able to meet those needs.

REMAINING RISKS AND UNCERTAINTIES RELATED TO YEAR 2000

As noted above, the Bank has performed or will perform extensive testing of absolutely critical and important systems and equipment.

Based upon representations received from vendors and other third parties, management does not anticipate major malfunctions to be identified as a result of testing. However, in the event there are unidentified problems, the Bank has developed a business resumption plan. This plan makes arrangements for alternative means of processing/operation should absolutely critical functions fail when Y2K arrives. These include manual processing, processing transactions by personal computer rather than mainframe, and curtailing banking hours and/or number of locations open. Management's objective is to continue to offer and process transactions that would be critical to customers. Assumptions used in the business resumption planning include the satisfactory operation of utilities and the U.S. Postal Service.

As a result of evaluations and procedures performed to date, management does not anticipate Year 2000 to materially affect the Bancorp's capital resources, financial condition or results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Bancorp and report of independent auditors are included below.

     Consolidated Balance Sheets - December 31, 1998 and 1997
     Consolidated Statements of Income - years ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Comprehensive Income - years ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997, and 1996
     Notes to Consolidated Financial Statements
     Independent Auditors' Report
     Management's Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
--------------------------------------------------------------------------------------
(Dollars in thousands)                                            1998            1997
--------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $ 21,661       $ 18,153
Federal funds sold                                                 7,000          6,000
Mortgage loans held for sale                                       9,791          5,183
Securities available for sale (amortized cost $71,367
 in 1998 and $31,019 in 1997)                                     72,071         31,462
Securities held to maturity (approximate market
 value $28,404 in 1998 and $28,962 in 1997)                       27,746         28,652
Loans                                                            448,286        370,293
Allowance for loan losses                                          6,666          5,921
                                                                --------       --------
Net loans                                                        441,620        364,372
Premises and equipment                                            15,619         13,903
Accrued interest receivable and other assets                      14,280         10,872
                                                                --------       --------
TOTAL ASSETS                                                    $609,788       $478,597
                                                                --------       --------
                                                                --------       --------
LIABILITIES
Deposits
  Non-interest bearing                                          $ 85,133       $ 72,103
  Interest bearing                                               432,479        345,468
                                                                --------       --------
Total deposits                                                   517,612        417,571
Securities sold under agreements to repurchase
 and federal funds purchased                                      38,529         13,684
Other short-term borrowings                                          859          4,483
Accrued interest payable and other liabilities                     6,745          3,827
Long-term debt                                                     2,100          2,115
                                                                --------       --------
TOTAL LIABILITIES                                                565,845        441,680
                                                                --------       --------
STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
 issued and outstanding 6,593,338 in 1998 and
 6,563,942 in 1997                                                 5,535          5,486
Surplus                                                           14,075         13,644
Retained earnings                                                 23,868         17,495
Accumulated other comprehensive income                               465            292
                                                                --------       --------
TOTAL STOCKHOLDERS' EQUITY                                        43,943         36,917
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $609,788       $478,597
                                                                --------       --------
                                                                --------       --------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
                                                                 YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(In thousands, except per share data)                      1998          1997          1996
--------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                     $37,705       $30,523       $25,293
Federal funds sold                                            712           622           442
Mortgage loans held for sale                                  550           309           453
Securities
        Taxable                                             3,328         3,492         2,562
        Tax exempt                                            577           393           388
                                                          -------       -------       -------
TOTAL INTEREST INCOME                                      42,872        35,339        29,138
                                                          -------       -------       -------
INTEREST EXPENSE
Deposits                                                   18,437        14,607        11,781
Securities sold under agreements to repurchase
        and federal funds purchased                           882           729           651
Other short-term borrowings                                   106           113            82
Long-term debt                                                153           167            86
                                                          -------       -------       -------
TOTAL INTEREST EXPENSE                                     19,578        15,616        12,600
                                                          -------       -------       -------
NET INTEREST INCOME                                        23,294        19,723        16,538
Provision for loan losses                                   1,600         1,000           800
                                                          -------       -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        21,694        18,723        15,738
                                                          -------       -------       -------


NON-INTEREST INCOME
Investment management and trust services                    4,573         3,332         2,400
Service charges on deposit accounts                         2,886         1,936         1,551
Gains on sales of mortgage loans held for sale              2,047         1,077         1,016
Gains on sales of securities available for sale               341            80            35
Other                                                       1,525         1,000           597
                                                          -------       -------       -------
TOTAL NON-INTEREST INCOME                                  11,372         7,425         5,599
                                                          -------       -------       -------

NON-INTEREST EXPENSES
Salaries and employee benefits                             11,660         9,846         7,882
Net occupancy expense                                       1,407         1,121           963
Furniture and fixtures expense                              2,009         1,633         1,438
Other                                                       5,943         4,141         3,433
                                                          -------       -------       -------
TOTAL NON-INTEREST EXPENSES                                21,019        16,741        13,716
                                                          -------       -------       -------

INCOME BEFORE INCOME TAXES                                 12,047         9,407         7,621
Income tax expense                                          3,829         2,873         2,442
                                                          -------       -------       -------
NET INCOME                                                $ 8,218         6,534       $ 5,179
                                                          -------       -------       -------
                                                          -------       -------       -------
NET INCOME PER SHARE, BASIC                               $  1.25       $  1.00       $   .79
                                                          -------       -------       -------
                                                          -------       -------       -------
NET INCOME PER SHARE, DILUTED                             $  1.21       $   .96       $   .77
                                                          -------       -------       -------
                                                          -------       -------       -------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                          THREE YEARS ENDED DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                     Common Stock                                     Accumulated Other
                                                  Number                                  Retained      Comprehensive
(In thousands, except share data)               of Shares      Amount       Surplus       Earnings         Income          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995
        as previously reported                  1,627,334     $   5,423    $  13,245     $   8,664    $         282      $  27,614
2-for-1 stock split effective February, 1999    1,627,334             -            -             -                -              -
                                                ---------     ---------    ---------     ---------    -------------      ---------
Balance December 31, 1995 as restated           3,254,668         5,423       13,245         8,664              282         27,614

Net income                                              -             -            -         5,179                -          5,179
Stock options exercised                            16,862            28          145             -                -            173
Cash dividends, $ .20 per share                         -             -            -        (1,308)               -         (1,308)
Shares issued for 2-for-1 stock split           3,271,430             -            -             -                -              -
Change in other comprehensive
        income, net of tax                              -             -            -             -              (64)           (64)
                                                ---------     ---------    ---------     ---------    -------------      ---------
Balance December 31, 1996                       6,542,960         5,451       13,390        12,535              218         31,594

Net income                                              -             -            -         6,534                -          6,534
Stock options exercised                            11,104            18           87             -                -            105
Shares issued for dividend reinvestment
        and employee stock purchase plans           9,878            17          167             -                -            184
Cash dividends, $ .24 per share                         -             -            -        (1,574)               -         (1,574)
Change in other comprehensive
        income, net of tax                              -             -            -             -               74             74
                                                ---------     ---------    ---------     ---------    -------------      ---------
Balance December 31, 1997                       6,563,942         5,486       13,644        17,495              292         36,917

Net income                                              -             -            -         8,218                -          8,218
Stock options exercised                             9,938            16           37             -                -             53
Shares issued for dividend reinvestment
        and employee stock purchase plans          19,458            33          394             -                -            427
Cash dividends, $ .28 per share                         -             -            -        (1,845)               -         (1,845)
Change in other comprehensive
        income, net of tax                              -             -            -             -              173            173
                                                ---------     ---------    ---------     ---------    -------------      ---------
Balance December 31, 1998                       6,593,338     $   5,535    $  14,075     $  23,868        $     465      $  43,943
                                                ---------     ---------    ---------     ---------    -------------      ---------
                                                ---------     ---------    ---------     ---------    -------------      ---------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------
(In thousands)                                            1998              1997             1996
--------------------------------------------------------------------------------------------------
NET INCOME                                              $ 8,218          $ 6,534          $ 5,179

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities
   available for sale
Unrealized holding gains (losses) arising
   during the period                                        398              127              (41)
Less reclassification adjustment for gains
   included in net income                                   225               53               23
                                                        -------          -------          -------
Other comprehensive income (loss)                           173               74              (64)
                                                        -------          -------          -------
COMPREHENSIVE INCOME                                    $ 8,391          $ 6,608          $ 5,115
                                                        -------          -------          -------
                                                        -------          -------          -------



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                          1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $   8,218         $  6,534          $  5,179
Adjustments to reconcile net income to net cash provided by
   operating activities
       Provision for loan losses                                                          1,600            1,000               800
       Depreciation, amortization and accretion, net                                      1,702            1,360             1,097
       Provision for deferred income taxes                                                 (749)            (286)             (131)
       Gains on sales of securities available for sale                                     (341)             (80)              (35)
       Gains on sales of mortgage loans held for sale                                    (2,047)          (1,077)           (1,016)
       Origination of mortgage loans held for sale                                     (110,155)         (58,009)          (56,770)
       Proceeds from sales of mortgage loans held for sale                              107,594           58,265            57,334
       (Increase) decrease in accrued interest receivable and other assets               (2,816)          (1,703)           (1,350)
       Increase (decrease) in accrued interest payable and other liablilities             2,816              366               947
                                                                                      ---------         --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 5,822            6,370             6,055
                                                                                      ---------         --------          --------

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                            (1,000)          (1,500)           (2,000)
Purchases of securities available for sale                                             (110,950)         (23,237)          (10,031)
Purchases of securities held to maturity                                                (49,995)         (11,380)          (44,878)
Proceeds from sales of securities available for sale                                     11,306            4,026             7,018
Proceeds from maturities of securities available for sale                                59,637            6,604             3,032
Proceeds from maturities of securities held to maturity                                  50,807           39,567            15,328
Net increase in loans                                                                   (78,848)         (68,979)          (48,620)
Purchases of premises and equipment                                                      (3,255)          (5,096)           (4,154)
Proceeds from sales of other real estate                                                      -              172               221
Cash paid in acquisition, net of cash received                                                -                -              (414)
                                                                                      ---------         --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (122,298)         (59,823)          (84,498)
                                                                                      ---------         --------          --------

FINANCING ACTIVITIES
Net increase in deposits                                                                100,041           62,320            67,385
Net increase (decrease) in securities sold under agreements
   to repurchase and federal funds purchased                                             24,845           (6,044)            7,379
Net increase (decrease) in short-term borrowings                                         (3,624)           1,815             1,923
Proceeds from long-term debt                                                                  -            1,800             2,200
Repayments of long-term debt                                                                (15)          (2,382)             (110)
Issuance of common stock                                                                    480              257                91
Cash dividends paid                                                                      (1,743)          (1,508)           (1,306)
                                                                                      ---------         --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               119,984           56,258            77,562
                                                                                      ---------         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,508            2,805              (881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           18,153           15,348            16,229
                                                                                      ---------         --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  21,661         $ 18,153          $ 15,348
                                                                                      ---------         --------          --------
                                                                                      ---------         --------          --------

Income tax payments were $2,803,000 in 1998, $3,256,000 in 1997, and $2,482,000 in 1996. Cash paid for interest was $19,762,000 in 1998, $15,767,000 in 1997, and $12,577,000 in 1996.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

The Bank is engaged in commercial and retail banking services, trust and investment management services, and mortgage banking services. Bancorp's market area is Louisville, Kentucky and surrounding communities including southern Indiana.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans are classified as impaired when it is probable the Bank will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loan's effective interest rate or at the fair value of the loan's collateral, if applicable. Generally, impaired loans are also in nonaccrual of interest status.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level that adequately provides for potential loan losses. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and such other factors that, in management's judgement, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

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

OTHER ASSETS
Goodwill is being amortized over 15 years. Bancorp assesses the recoverability of goodwill by determining whether the carrying value of the asset can be realized over its remaining projected life. Undiscounted future operating cash flows of the acquired business are considered. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Bancorp's average cost of funds.

Other real estate is carried at the lower of cost or fair value minus estimated selling costs. Any write-downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write-downs to reflect subsequent declines in value and realized gains or losses are reflected in operations.

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

NET INCOME PER SHARE
Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value.

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

(2) SUBSEQUENT EVENT

On January 12, 1999 the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The record date for the stock split was February 2, 1999 and the distribution date was February 26, 1999. All share and per share information presented herein has been adjusted to reflect the stock split.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 1998, the amount of those required reserve balances was approximately $4,136,000.

(4) SECURITIES

The amortized cost and approximate market value of securities available for sale as of December 31, 1998 and 1997 follow:



----------------------------------------------------------------------------------------------------------------------
                                                                                                          Approximate
                                                         Amortized                Unrealized                Market
(In thousands)                                             Cost             Gains           Losses           Value
----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
U.S. Treasury and federal agencies                        $66,613          $   684          $     -          $67,297
Obligations of states and political subdivisions            4,754               26                6            4,774
                                                          -------          -------          -------          -------
                                                          $71,367          $   710          $     6          $72,071
                                                          -------          -------          -------          -------
                                                          -------          -------          -------          -------

DECEMBER 31, 1997
U.S. Treasury and federal agencies                        $30,804          $   443          $     3          $31,244
Obligations of states and political subdivisions              215                3                -              218
                                                          -------          -------          -------          -------
                                                          $31,019          $   446          $     3          $31,462
                                                          -------          -------          -------          -------
                                                          -------          -------          -------          -------

The amortized cost and approximate market value of securities held to maturity as of December 31, 1998 and 1997 follow:

----------------------------------------------------------------------------------------------------------------------
                                                                                                          Approximate
                                                         Amortized                Unrealized                Market
(In thousands)                                             Cost             Gains           Losses           Value
----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
U.S. Treasury and federal agencies                        $ 2,012          $    32          $     -          $ 2,044
Mortgage-backed securities                                 13,197              325                -           13,522
Obligations of states and political subdivisions           12,537              302          $     1           12,838
                                                          -------          -------          -------          -------
                                                          $27,746          $   659          $     1          $28,404
                                                          -------          -------          -------          -------
                                                          -------          -------          -------          -------

DECEMBER 31, 1997
U.S. Treasury and federal agencies                        $ 3,864          $    33          $     -          $ 3,897
Mortgage-backed securities                                 16,826              176               47           16,955
Obligations of states and political subdivisions            7,962              148                -            8,110
                                                          -------          -------          -------          -------
                                                          $28,652          $   357          $    47          $28,962
                                                          -------          -------          -------          -------
                                                          -------          -------          -------          -------

A summary of debt securities as of December 31, 1998 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than contractual maturities.


                                      SECURITIES                         SECURITIES
                                   AVAILABLE FOR SALE                 HELD TO MATURITY
---------------------------------------------------------------------------------------------
                               Amortized       Approximate       Amortized       Approximate
(In thousands)                   Cost          Market Value        Cost          Market Value
---------------------------------------------------------------------------------------------
Due within one year             $33,470          $33,501          $ 4,705          $ 4,800
Due after one year
    through five years           22,309           22,759           15,639           16,084
Due after five years
     through ten years           15,588           15,811            7,058            7,171
Due after ten years                   -                -              344              349
                                -------          -------          -------          -------
                                $71,367          $72,071          $27,746          $28,404
                                -------          -------          -------          -------
                                -------          -------          -------          -------


Securities with a carrying value of approximately $53,542,000 at December 31, 1998 and $30,943,000 at December 31, 1997 were pledged to secure public deposits and certain borrowings.

(5) LOANS

The composition of loans follows:


                                                             DECEMBER 31,
---------------------------------------------------------------------------------
(In thousands)                                          1998              1997
---------------------------------------------------------------------------------
Commercial and industrial                             $103,345          $101,030
Construction and development                            30,155            21,481
Real estate mortgage                                   277,994           217,830
Consumer                                                36,792            29,952
                                                      --------          --------
                                                      $448,286          $370,293
                                                      --------          --------
                                                      --------          --------

The Bank's credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds 10% of loans. While the Bank has a diversified loan portfolio, a customer's ability to honor contracts is reliant upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank's market area which encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

Information about impaired loans follows:

                                                                           DECEMBER 31
--------------------------------------------------------------------------------------------
(In thousands)                                                         1998            1997
--------------------------------------------------------------------------------------------
Principal balance of impaired loans                                   $2,163          $  290
Impaired loans with a Statement No. 114 valuation allowance                -               -
Amount of Statement No. 114 valuation allowance                            -               -
Impaired loans with no Statement No. 114 valuation allowance           2,163             290
Average balance of impaired loans for year                             1,298             632
                                                                       -----          ------
                                                                       -----          ------

Interest income on impaired loans (cash basis) was $93,000, $2,000, and $400 in 1998, 1997, and 1996, respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $5,215,000 and $2,602,000 at December 31, 1998 and 1997, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 1998 new loans of $26,864,000 were made to officers and directors and affiliated companies, repayments amounted to $23,998,000 and charges involving directors involved a decrease of $253,000.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 follows:

                                             YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------
(In thousands)                        1998            1997            1996
----------------------------------------------------------------------------
BALANCE AT JANUARY 1                 $5,921          $5,155          $4,507
Provision for loan losses             1,600           1,000             800
Allowance of acquired
   bank at acquisition date               -               -              22
Loans charged off                       935             284             264
Recoveries                               80              50              90
                                     ------          ------          ------
Net loan charge-offs                    855             234             174
                                     ------          ------          ------
BALANCE AT DECEMBER 31               $6,666          $5,921          $5,155
                                     ------          ------          ------
                                     ------          ------          ------

(6) PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                           DECEMBER 31
-----------------------------------------------------------------------------
(In thousands)                                       1998             1997
-----------------------------------------------------------------------------
Land                                               $ 1,898          $ 1,433
Buildings and improvements                          12,108           11,112
Furniture and equipment                              7,998            7,586
Construction in progress                               661              167
                                                   -------          -------
                                                    22,665           20,298
Accumulated depreciation and amortization            7,046            6,395
                                                   -------          -------
                                                   $15,619          $13,903
                                                   -------          -------
                                                   -------          -------



(7) INCOME TAXES

Income taxes consist of the following:

                                                                         YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                     1998              1997              1996
---------------------------------------------------------------------------------------------------------------
APPLICABLE TO OPERATIONS:
   Current                                                       $ 4,578           $ 3,159           $ 2,573
   Deferred                                                         (749)             (286)             (131)
                                                                 -------           -------           -------
Total applicable to operations                                     3,829             2,873             2,442

CHARGED (CREDITED) TO STOCKHOLDERS' EQUITY:
Unrealized gain (loss) on securities available for sale               88                39               (33)
Stock options exercised                                                -               (32)              (82)
                                                                 -------           -------           -------
                                                                 $ 3,917           $ 2,880           $ 2,327
                                                                 -------           -------           -------
                                                                 -------           -------           -------



An analysis of the difference between the statutory and effective tax rates follows:

                                               YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------
                                        1998            1997            1996
-------------------------------------------------------------------------------
U.S. Federal income tax rate            35.0%           34.0%           34.0%
Tax exempt interest income              (1.5)           (1.7)           (1.3)
Other, net                              (1.7)            (.3)           (2.2)
                                        ----            ----            ----
                                        31.8%           32.0%           30.5%
                                        ----            ----            ----
                                        ----            ----            ----

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                              DECEMBER 31
---------------------------------------------------------------
(In thousands)                           1998            1997
---------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for loan losses               $2,104          $1,789
Deferred compensation                      486             408
Other                                      330              42
                                        ------          ------
TOTAL DEFERRED TAX ASSETS                2,920           2,239
                                        ------          ------

DEFERRED TAX LIABILITIES
Property and equipment                     270             337
Securities                                 427             340
                                        ------          ------
TOTAL DEFERRED TAX LIABILITIES             697             677
                                        ------          ------
NET DEFERRED TAX ASSET                  $2,223          $1,562
                                        ------          ------
                                        ------          ------


No valuation allowance for deferred tax assets was recorded as of December 31, 1998 and 1997 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.


(8) DEPOSITS

The composition of interest bearing deposits follows:

                                                    DECEMBER 31
------------------------------------------------------------------------
(In thousands)                                 1998              1997
------------------------------------------------------------------------
Interest bearing demand                      $104,297          $ 61,905
Savings                                        26,692            23,167
Money market                                   43,394            41,530
Time deposits greater than $100,000           175,131           160,274
Other time deposits                            82,965            58,592
                                             --------          --------
                                             $432,479          $345,468
                                             --------          --------
                                             --------          --------


Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,801,000, $2,702,000 and $2,703,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

At December 31, 1998, the scheduled maturities of time deposits were as follows:

-----------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------
1999                                                         $186,905
2000                                                           51,904
2001                                                            8,009
2002                                                            4,589
2003 and thereafter                                             6,689
                                                             --------
                                                             $258,096
                                                             --------
                                                             --------

(9) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

-------------------------------------------------------------------------
(Dollars in thousands)                          1998              1997
-------------------------------------------------------------------------
Average balance during the year                $18,527           $12,481
Average interest rate during the year             4.67%             4.95%
Maximum month-end balance
   during the year                             $33,867           $12,265
                                               -------           -------
                                               -------           -------


(10) LONG-TERM DEBT

During 1997 Bancorp established a $6,000,000 line of credit with a correspondent bank. The balance outstanding at December 31, 1998 and 1997 was $1,800,000. The interest rate on the line was 7.2788% at December 31, 1998 and is indexed to LIBOR with payments due quarterly. The terms of the note include a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long term debt, future mergers and significant dispositions without the consent of the lender. The note is renewable on an annual basis.

The Bank also has subordinated debentures outstanding amounting to $300,000 and $315,000 at December 31, 1998 and 1997, respectively which are due in October 2049. Interest on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1 (8.00% at December 31, 1998.). The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.

(11) NET INCOME PER SHARE AND COMMON STOCK DIVIDENDS


The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

--------------------------------------------------------------------------------------
(In thousands, except per share data)           1998            1997            1996
--------------------------------------------------------------------------------------
Net income, basic and diluted                  $8,218          $6,534          $5,179
                                               ------          ------          ------
                                               ------          ------          ------
Average shares outstanding                      6,586           6,552           6,534
Effect of dilutive securities                     226             240             196
                                               ------          ------          ------
Average shares outstanding including
    dilutive securities                         6,812           6,792           6,730
                                               ------          ------          ------
Net income per share, basic                    $ 1.25          $ 1.00          $  .79
                                               ------          ------          ------
                                               ------          ------          ------
Net income per share, diluted                  $ 1.21          $  .96          $  .77
                                               ------          ------          ------
                                               ------          ------          ------

On January 12, 1999 the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The record date for the stock split was February 2, 1999 and the distribution date of February 26, 1999. Also in August 1996, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. All share and per share information presented herein reflects these stock splits.

(12) ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) which enables the Bank to borrow under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.

(13) EMPLOYEE BENEFIT PLANS

The Bank has the following defined contribution plans: employee stock ownership plan, money purchase plan and deferred income (401(k)) profit sharing plan. The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 1998, 1997, and 1996 were $847,000, $702,000, and
$553,000, respectively. Contributions are made in accordance with the terms of the plans.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 1998 and 1997 the accumulated benefit obligations for the plan were $1,543,000 and $1,369,000, respectively. Expenses of the plan were $132,000 in 1998, $130,000 in 1997, and $160,000 in
1996.

Obligations for other post-retirement and post-employment benefits are not significant.

(14) STOCK OPTIONS

In 1995 shareholders approved a stock incentive plan which provides for granting of options to Bank employees and non-employee directors to purchase up to 320,000 shares of common stock. Under this plan, 16,600 shares were available as of December 31, 1998 for future grant. Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at an exercise price of $.861 per share were granted below market value of the Company's common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Activity with respect to outstanding options follows:


-------------------------------------------------------------------------------
                                                              Weighted average
(In thousands)                                       Shares    price per share
-------------------------------------------------------------------------------


Outstanding at December 31, 1995                     377,092      $ 5.61
Exercised in 1996                                    (33,624)       2.22
                                                     -------      ------
Outstanding at December 31, 1996                     343,468        5.94

Granted in 1997                                       43,000       14.50
Exercised in 1997                                    (11,104)       6.68
Forfeited in 1997                                     (7,800)       7.25
                                                     -------      ------
Outstanding at December 31, 1997                     367,564        6.91

Granted in 1998                                       44,000       20.50
Exercised in 1998                                     (9,938)       5.62
Forfeited in 1998                                     (5,622)      11.16
                                                     -------      ------
Outstanding at December 31, 1998                     396,004      $ 8.43
                                                     -------      ------
                                                     -------      ------

The weighted average fair values of options granted in 1998 and 1997 were $5.70 and $3.91, respectively.

Options outstanding at December 31, 1998 were as follows:

------------------------------------------------------------------------------------------
Option price per share          Expiration             Shares          Options exercisable
------------------------------------------------------------------------------------------
   $    .861                       none                63,760                   63,760
       4.339                       2001                 5,824                    5,824
       6.421                       2004                50,720                   40,576
       7.250                       2005               150,000                   90,000
       8.375                       2006                42,400                   25,440
      14.500                       2007                40,300                   17,660
      20.500                       2008                43,000                    8,000
                                                      -------                  -------
                                                      396,004                  251,260
                                                      -------                  -------
                                                      -------                  -------

Bancorp applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options granted at the market value of common stock at the time of grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", Bancorp's proforma net income and income per share would have been as follows:

-------------------------------------------------------------------------------------
(In thousands except per share amounts)              1998         1997         1996
-------------------------------------------------------------------------------------
Net income as reported                              $8,218       $6,534       $5,179
Net income proforma                                  8,036        6,352        5,056
Income per share, basic as reported                   1.25         1.00          .79
Income per share, basic proforma                      1.22          .98          .78
Income per share, diluted as reported                 1.21          .96          .77
Income per share, diluted proforma                    1.18          .94          .77
                                                    ------       ------       ------
                                                    ------       ------       ------

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants were dividend yields of 1.51% and 1.56%; expected volatility of 16.68% and 16.11%; risk free interest rates of 5.75% and 5.86%, in 1998 and 1997 respectively; and expected lives of 7 years.

(15) DIVIDEND RESTRICTION

Bancorp's principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 1998, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $11,027,000.

(16) COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1998, the Bank had various commitments and contingent liabilities outstanding which arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $111,106,000, including standby letters of credit of $11,398,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

The Bank leases certain facilities and improvements under non-cancelable operating leases. Future minimum lease commitments for these leases are $600,000 in 1999, $565,000 in 2000, $566,000 in 2001, $567,000 in 2002,
$527,000 in 2003 and $2,766,000 in the aggregate thereafter. Rent expense, net of sublease income, was $429,000 in 1998, $306,000 in 1997, and $329,000 in 1996.

Also, as of December 31, 1998 there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.


(17) INTEREST RATE CONTRACTS

Bancorp uses interst rate collars to hedge its interest rate risk on variable rate loans. Under these agreements, Bancorp is the payer when the average prime rate exceeds cap strike rates and the counterparty is the payer when the prime rate declines below floor strike rates as set forth in the agreements. The notional amount of the interest rate collars represents an agreed upon amount on which the calculation of interest payments is based, and is significantly greater that the amount at risk. Although Bancorp is exposed to credit risk in the event of nonperformance by the counterparties to the agreements, this risk is minimized by dealing with counterparties having high credit ratings. The cost of replacing contracts in an unrealized gain position represents the measure of credit risk.

Net receipts or payments under the collars are recognized as adjustments to interest income on loans. The collars had an inmaterial effect on Bancorp's results of operations during 1998 and 1997.

A summary of Bancorp's interest rate collars follows:

                                                          Strike Rates
      Contract        Maturity        Notional         -------------------
        Date            Date           Amount           Cap          Floor
    ------------------------------------------------------------------------
    December 1997   December 1999     $50,000           9.00%        8.00%
    December 1998     July 2000        50,000           7.75         7.25

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31 are as follows:

                                                       1998                      1997
---------------------------------------------------------------------------------------------
                                              Carrying      Fair        Carrying      Fair
(In thousands)                                 Amount       Value        Amount       Value
---------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and short-term investments              $ 28,661     $ 28,661     $ 24,153     $ 24,153
Mortgage loans held for sale                    9,791        9,791        5,183        5,183
Securities                                     99,817      100,475       60,114       60,424
Loans                                         448,286      449,927      370,293      370,737

FINANCIAL LIABILITIES
Deposits                                     $517,612     $519,493     $417,571     $418,648
Short-term borrowings                          39,388       39,388       18,167       18,167
Long-term debt                                  2,100        2,100        2,115        2,115

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit                        -            -            -            -
Standby letters of credit                           -         (171)           -         (150)
Interest rate collars                             (61)          68            -            -
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------


Management used the following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

CASH, SHORT-TERM INVESTMENTS AND SHORT-TERM BORROWINGS
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES
For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

LOANS
The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

INTEREST RATE CONTRACTS
The fair value of interest rate contracts are the estimated amount, based on market quotes, that Bancorp would receive to terminate the agreement at the reporting date, considering interest rates and the remaining term of the agreement.

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

(19) REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators. If undertaken, these measures could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities and certain off-balance sheet items as calculated under published regulatory guidelines. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 1998 and 1997, the most recent notifications from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%. There are no conditions or events since those notifications that management believes have changed the institutions' categories.

A summary of Bancorp's and the Bank's capital ratios at December 31, 1998 and 1997 follows:

                                                 1998                        1997
------------------------------------------------------------------------------------------
                                                Actual                      Actual
(Dollars in thousands)                   Amount         Ratio         Amount       Ratio
------------------------------------------------------------------------------------------
Total risk-based capital (1)
  Consolidated                          $ 48,506        10.82%      $ 40,596       11.04%
  Bank                                    48,931        10.94         41,403       11.26

Tier 1 risk-based capital (1)
  Consolidated                            42,587         9.50         35,666        9.70
  Bank                                    43,025         9.62         36,547        9.94

Leverage (2)
  Consolidated                            42,587         7.31         35,666        7.57
  Bank                                    43,025         7.39         36,547        7.85
                                        --------        -----       --------       -----
                                        --------        -----       --------       -----

(1) Ratio is computed in relation to risk-weighted assets.
(2) Ratio is computed in relation to average assets.

(20) S.Y. BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                          DECEMBER 31
---------------------------------------------------------------------------
(In thousands)                                         1998          1997
---------------------------------------------------------------------------
ASSETS
Cash on deposit with subsidiary bank                  $   726       $   346
Investment in and receivable from subsidiary bank      46,031        38,086
Other assets                                              967         1,072
                                                      -------       -------
TOTAL ASSETS                                          $47,724       $39,504
                                                      -------       -------
                                                      -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                     $ 1,981       $   787
Long-term debt                                          1,800         1,800
Stockholders' equity                                   43,943        36,917
                                                      -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $47,724       $39,504
                                                      -------       -------
                                                      -------       -------

CONDENSED STATEMENTS OF INCOME

                                                        YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------
(In thousands)                                        1998       1997       1996
---------------------------------------------------------------------------------
Income - Dividends from subsidiary bank              $1,977     $2,046     $1,458
Expenses                                                257        187        130
                                                     ------     ------     ------
Income before income taxes and
 equity in undistributed net
 income of subsidiaries                               1,720      1,859      1,328
Income tax benefit                                       88         64         44
                                                     ------     ------     ------
Income before equity in
 undistributed net income
 of subsidiaries                                      1,808      1,923      1,372
Equity in undistributed net
 income of subsidiaries                               6,410      4,611      3,807
                                                     ------     ------     ------
NET INCOME                                           $8,218     $6,534     $5,179
                                                     ------     ------     ------
                                                     ------     ------     ------

CONDENSED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------
(In thousands)                                              1998        1997        1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $ 8,218     $ 6,534     $ 5,179
Adjustments to reconcile net income to net cash
provided by operating activities
  Equity in undistributed net income of subsidiary         (6,410)     (4,611)     (3,807)
  (Increase) decrease in receivable from subsidiary        (1,361)         24        (135)
  (Increase) decrease in other assets                           2        (411)        (13)
  Increase in other liabilities                             1,194         190         142
                                                          -------     -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,643       1,726       1,366
                                                          -------     -------     -------

INVESTING ACTIVITIES
Acquisition of subsidiary                                       -           -

FINANCING ACTIVITIES
Proceeds from long-term debt                                    -       1,800       2,200
Repayments of long-term debt                                    -      (2,090)       (110)
Issuance of common stock                                      480         257          91
Cash dividends paid                                        (1,743)     (1,508)     (1,306)
                                                          -------     -------     -------
NET CASH USED IN FINANCING ACTIVITIES                      (1,263)     (1,541)        875
                                                          -------     -------     -------
NET INCREASE (DECREASE) IN CASH                               380         185        (562)
CASH AT BEGINNING OF YEAR                                     346         161         723
                                                          -------     -------     -------
CASH AT END OF YEAR                                       $   726     $   346     $   161
                                                          -------     -------     -------
                                                          -------     -------     -------

(21)  SEGMENTS

The Bank's, and thus Bancorp's principal activities include commercial and retail banking, investment management and trust, and mortgage banking. Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services including private banking, brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, to the secondary market.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Allocations have been consistently applied for all periods presented. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' operations if they were independent entities.

Selected financial information by business segment for each of the three years ended December 31, 1998, 1997 and 1996 follows:

                                         YEARS ENDED DECEMBER 31
------------------------------------------------------------------
(In thousands)                         1998       1997       1996
------------------------------------------------------------------
NET INTEREST INCOME
Commercial and retail banking        $22,123    $19,241    $16,100
Investment management and trust          835        278         67
Mortgage banking                         336        204        371
                                     -------    -------    -------
Total                                $23,294    $19,723    $16,538
                                     -------    -------    -------
                                     -------    -------    -------
NON-INTEREST INCOME
Commercial and retail banking        $ 3,922    $ 2,647    $ 1,993
Investment management and trust        4,882      3,564      2,465
Mortgage banking                       2,568      1,214      1,141
                                     -------    -------    -------
Total                                $11,372    $ 7,425    $ 5,599
                                     -------    -------    -------
                                     -------    -------    -------
NET INCOME
Commercial and retail banking        $ 5,929    $ 5,344    $ 4,545
Investment management and trust        1,527        989        440
Mortgage banking                         762        201        194
                                     -------    -------    -------
Total                                $ 8,218    $ 6,534    $ 5,179
                                     -------    -------    -------
                                     -------    -------    -------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
S.Y. BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                       KPMG LLP

Louisville, Kentucky
January 22, 1999

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

Bancorp's independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which provide for consideration of Bancorp's internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

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


/s/ David H. Brooks
------------------------------------
David H. Brooks
Chairman and Chief Executive Officer


/s/ David P. Heintzman
------------------------------------
David P. Heintzman
President


/s/ Nancy B. Davis
------------------------------------
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 8 and Section 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE on page 8 of Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 8 of this Form 10-K.

Information regarding principal occupation of directors of Bancorp follows:
David H. Brooks- Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and
  Stock Yards Bank & Trust Company;
James E. Carrico- President, Acordia of Kentucky;
Jack M. Crowner- Owner, Jack Crowner & Associates;
Charles R. Edinger, III- Vice President, J. Edinger & Son, Inc.;
Carl T. Fischer, Jr.- Farmer and Horse Breeder;
Stanley A. Gall, M.D.- Professor and Chairman, Department of Obstetrics and
  Gynecology, University of Louisville;
David P. Heintzman- President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust
  Company;
Leonard Kaufman- Retired Chairman and Chief Executive Officer, S.Y. Bancorp,
  Inc. and Stock Yards Bank & Trust Company;
George R. Keller- Founder, Tumbleweed Mexican Food, Inc.;
Bruce P. Madison- Vice President and Treasurer, Plumbers Supply Company, Inc.; Henry A. Meyer- President, Henry Fruechtenicht Co., Inc., Vice Chairman, S.Y.
  Bancorp, Inc.;
Norman Tasman- President, Secretary and Treasurer, Tasman Industries, Inc. and
  President, Tasman Hide Processing, Inc.;
Kathy C. Thompson- Executive Vice President and Secretary, S.Y. Bancorp, Inc.
  and Executive Vice President, Stock Yards Bank & Trust Company;
Bertrand A. Trompeter- Retired, John F. Trompeter Co., Inc.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 10 through 14 of Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 9 and 10 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 14 in Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 8 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 15 of Bancorp's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. The following financial statements are included on pages 30 through 54 of this Form 10-K:

         Consolidated Balance Sheets - December 31, 1998 and 1997
         Consolidated Statements of Income - years ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Comprehensive Income - years ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997, and 1996
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

 (a) 2.  List of Financial Statement Schedules

         Schedules to the consolidated financial statements of Bancorp are omitted since they are either not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or notes thereto.

 (a) 3.  List of Exhibits

         3.1 Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988. Exhibit 3 to Registration Statement on Form S-4 of Bancorp, File No. 33-22517, is incorporated by reference herein.
         3.2 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989.
               Exhibit 19 to Annual Report on Form 10-K for the year ended December 31, 1989, of Bancorp is incorporated by reference herein.
         3.3 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.
               Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.
         3.4 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.
         3.5 Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.
       10.1* S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 4 to Registration Statement on Form S-8 of Bancorp, File No. 33-25885, is incorporated by reference herein.
       10.2* Stock Yards Bank & Trust Company Senior Officers Security Plan adopted December 23, 1980. Exhibit 10 to Annual Report on Form 10-K for the year ended December 31, 1988, of Bancorp is incorporated by reference herein.
       10.3* Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.
       10.4* Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust

               Company and David H. Brooks. Exhibit 10.4 to the Annual Report on
               Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.
       10.5*   Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
               Exhibit 10.5 to the Annual Report on Form 10-K for the year ended
               December 31,1994, of Bancorp is incorporated by reference herein.
       10.6*   Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
               Exhibit 10.6 to the Annual Report on Form 10-K for the year ended
               December 31, 1994, of Bancorp is incorporated by reference herein.
       10.7*   S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to the
               Annual Report on Form 10-K for the year ended December 31, 1995, of Bancorp is incorporated by reference herein.
       10.8*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust
               Company and David H. Brooks. Exhibit 10.8 to the Annual Report on
               form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
       10.9*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust
               Company and David P. Heintzman. Exhibit 10.9 to the Annual Report
               on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
      10.10*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust company and Kathy C. Thompson. Exhibit 10.10 to the Annual Report
               on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
      10.11*   Senior Executive Severance Agreement, as amended, executed in
               February, 1997 between Stock Yards Bank & Trust Company and Nancy
               B. Davis. Exhibit 10.11 to the Annual Report on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
         21    Subsidiaries of the Registrant.
         23    Independent Auditors' Consent.
         27    Financial Data Schedule.

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

March 9, 1999                           S.Y. BANCORP, INC.

                                        BY:   /s/ David H. Brooks
                                              ------------------------------
                                              David H. Brooks
                                              Chairman and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David H. Brooks                Chairman and Chief Executive Officer         March 9, 1999
-----------------------------      and Director (principal executive officer)
David H. Brooks


/s/ David P. Heintzman             President and Director                       March 9, 1999
-----------------------------
David P. Heintzman


/s/ Nancy B. Davis                 Executive Vice President, Treasurer and      March 9, 1999
-----------------------------      Chief Financial Officer (principal finan-
Nancy B. Davis                     cial and accounting officer)


/s/ James E. Carrico               Director                                     March 9, 1999
-----------------------------
James E. Carrico


/s/ Jack M. Crowner                Director                                     March 9, 1999
-----------------------------
Jack M. Crowner


/s/ Charles R. Edinger, III        Director                                     March 9, 1999
-----------------------------
Charles R. Edinger, III


/s/ Carl T. Fischer, Jr.           Director                                     March 9, 1999
-----------------------------
Carl T. Fischer, Jr.


/s/ Stanley A. Gall                Director                                     March 9, 1999
-----------------------------
Stanley A. Gall, M.D.


/s/ Leonard Kaufman                Director                                     March 9, 1999
-----------------------------
Leonard Kaufman


/s/ George R. Keller               Director                                     March 9, 1999
-----------------------------
George R. Keller



/s/ Bruce P. Madison               Director                                     March 9, 1999
-----------------------------
Bruce P. Madison


/s/ Henry A. Meyer                 Director                                     March 9, 1999
-----------------------------
Henry A. Meyer


/s/ Norman Tasman                  Director                                     March 9, 1999
-----------------------------
Norman Tasman


/s/ Kathy C. Thompson              Executive Vice President, Secretary          March 9, 1999
-----------------------------      and Director
Kathy C. Thompson


/s/ Bertrand A. Trompeter          Director                                     March 9, 1999
-----------------------------
Bertrand A. Trompeter