Form 10-K/A
period 1998-12-31
S Y BANCORP INC
filed 1999-04-15
CIK 835324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                  FORM 10-K/A

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

               Company and David H. Brooks. Exhibit 10.4 to the Annual Report on
               Form 10-K for the year ended December 31, 1994, of Bancorp is incorporated by reference herein.
       10.5*   Senior Executive Severance Agreement executed in July 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
               Exhibit 10.5 to the Annual Report on Form 10-K for the year ended
               December 31,1994, of Bancorp is incorporated by reference herein.
       10.6*   Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
               Exhibit 10.6 to the Annual Report on Form 10-K for the year ended
               December 31, 1994, of Bancorp is incorporated by reference herein.
       10.7*   S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to the
               Annual Report on Form 10-K for the year ended December 31, 1995, of Bancorp is incorporated by reference herein.
       10.8*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust
               Company and David H. Brooks. Exhibit 10.8 to the Annual Report on
               form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
       10.9*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust
               Company and David P. Heintzman. Exhibit 10.9 to the Annual Report
               on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
      10.10*   Amendment Number One to the Senior Executive Severance Agreement
               executed in February, 1997 between Stock Yards Bank & Trust company and Kathy C. Thompson. Exhibit 10.10 to the Annual Report
               on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
      10.11*   Senior Executive Severance Agreement, as amended, executed in
               February, 1997 between Stock Yards Bank & Trust Company and Nancy
               B. Davis. Exhibit 10.11 to the Annual Report on form 10-K for the year ended December 31, 1996 is incorporated by reference herein.
      21**     Subsidiaries of the Registrant.
      23       Independent Auditors' Consent.
      27**     Financial Data Schedule.

         * Indicates matters related to executive compensation.
        ** Previously filed.

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

April 13, 1999                           S.Y. BANCORP, INC.

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

/s/ David H. Brooks                Chairman and Chief Executive Officer         April 13, 1999
-----------------------------      and Director (principal executive officer)
David H. Brooks


/s/ David P. Heintzman             President and Director                       April 13, 1999
-----------------------------
David P. Heintzman


/s/ Nancy B. Davis                 Executive Vice President, Treasurer and      April 13, 1999
-----------------------------      Chief Financial Officer (principal finan-
Nancy B. Davis                     cial and accounting officer)


/s/ James E. Carrico               Director                                     April 13, 1999
-----------------------------
James E. Carrico


/s/ Jack M. Crowner                Director                                     April 13, 1999
-----------------------------
Jack M. Crowner


/s/ Charles R. Edinger, III        Director                                     April 13, 1999
-----------------------------
Charles R. Edinger, III


                                   Director                                     April 13, 1999
-----------------------------
Carl T. Fischer, Jr.


/s/ Stanley A. Gall                Director                                     April 13, 1999
-----------------------------
Stanley A. Gall, M.D.


/s/ Leonard Kaufman                Director                                     April 13, 1999
-----------------------------
Leonard Kaufman


/s/ George R. Keller               Director                                     April 13, 1999
-----------------------------
George R. Keller


/s/ Bruce P. Madison               Director                                     April 13, 1999
-----------------------------
Bruce P. Madison


/s/ Henry A. Meyer                 Director                                     April 13, 1999
-----------------------------
Henry A. Meyer


                                   Director                                     April 13, 1999
-----------------------------
Norman Tasman


/s/ Kathy C. Thompson              Executive Vice President, Secretary          April 13, 1999
-----------------------------      and Director
Kathy C. Thompson


/s/ Bertrand A. Trompeter          Director                                     April 13, 1999
-----------------------------
Bertrand A. Trompeter