Form 10-Q
period 1999-03-31
S Y BANCORP INC
filed 1999-05-07
CIK 835324

FORM 10
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999
                                    --------------
     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    --------------------
     Commission file number            17262
                            ----------------------------
                            S. Y. BANCORP, INC.
     -------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Kentucky                                      61-1137529
     -------------------------------              ----------------------------
     (State or other jurisdiction                        (I.R.S. Employer
           or organization)                             Identification No.)

                   1040 East Main Street, Louisville, Kentucky, 40206
     ------------------------------------------------------------------------
                         (Address of principal executive offices)
                                       (Zip Code)
                                   (502)582-2571
     ------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
     ------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X     No
         ---       ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       Common Stock, no par value - 6,655,979
                         shares issued and outstanding at May 5, 1999

                             PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              --------------------
          The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

              Unaudited Consolidated Balance Sheets
              March 31, 1998 and December 31, 1998

              Unaudited Consolidated Statements of Income for the three months ended March 31, 1999 and 1998

              Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

              Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1999

              Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 1999

              Notes to Unaudited Consolidated Financial Statements

                             S.Y. BANCORP, INC. AND SUBSIDIARY
                           Unaudited Consolidated Balance Sheets
                            March 31, 1999 and December 31, 1998

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
     (In thousands, except share data)

     Assets
     Cash and due from banks                        $ 20,212            $ 21,661
     Federal funds sold                               15,000               7,000
     Mortgage loans held for sale                      6,792               9,791
     Securities available for sale (amortized
       cost $62,597 in 1999 and $71,367 in 1998)      62,726              72,071
     Securities held to maturity (approximate market
       value $26,437 in 1999 and $28,404 in 1998)     25,995              27,746
     Loans                                           467,447             448,286
     Allowance for loan losses                         6,985               6,666
                                                     -------             -------
          Net loans                                  460,462             441,620
     Premises and equipment                           16,625              15,619
     Accrued interest receivable and other assets     14,675              14,280
                                                     -------             -------
     Total Assets                                   $622,487            $609,788
                                                     =======             =======
     Liabilities and Stockholders' Equity
     Deposits
       Non-interest bearing                         $ 84,088            $ 85,133
       Interest bearing                              436,274             432,479
                                                     -------             -------
         Total deposits                              520,362             517,612
     Securities sold under agreements
       to repurchase and federal funds purchased      44,218              38,529
     Short-term borrowings                             2,309                 859
     Accrued interest payable and
       other liabilities                               7,503               6,745
     Long-term debt                                    2,100               2,100
                                                     -------             -------
     Total Liabilities                               576,492             565,845
                                                     -------             -------
     Stockholders' equity
       Common stock, no par value; 10,000,000
         shares authorized; 6,646,362 and
         6,580,164 shares issued and outstanding
         in 1999 and 1998, respectively                5,624               5,535
       Surplus                                        14,706              14,075
       Retained earnings                              25,581              23,868
       Accumulated other comprehensive income             84                 465
                                                     -------             -------
     Total Stockholders' Equity                       45,995              43,943
                                                     -------             -------
     Total Liabilities and Stockholders' Equity     $622,487            $609,788
                                                     =======             =======
     See accompanying notes to unaudited consolidated financial statements.

                            S.Y. BANCORP, INC. AND SUBSIDIARY
                        Unaudited Consolidated Statements of Income
                     For the three months ended March 31, 1999 and 1998

                                                              1999         1998
                                                              ----         ----
     In thousands, except share and per share data)
     Interest income
        Loans                                               $9,904       $8,785
        Federal funds sold                                     136           89
        Mortgage loans held for sale                           126           96
        U.S. Treasury and Federal agencies                     948          805
        Obligations of states and political
          subdivisions                                         195          116
                                                            ------       ------
             Total interest income                          11,309        9,891
                                                            ------       ------
     Interest expense
        Deposits                                             4,480        4,240
        Securities sold under agreements
          to repurchase and federal funds purchased            410          150
        Short-term borrowings                                   17           30
        Long-term debt                                          36           39
                                                            ------       ------
              Total interest expense                         4,943        4,459
                                                            ------       ------
              Net interest income                            6,366        5,432
     Provision for loan losses                                 560          300
                                                            ------       ------
              Net interest income after
                provision for loan losses                    5,806        5,132
                                                            ------       ------
     Non-interest income
        Investment management and trust services             1,248        1,060
        Service charges on deposit accounts                    780          555
        Gains on sales of mortgage loans held for sale         492          323
        Gains on sales of securities available for sale        100          184
        Other                                                  411          306
                                                            ------       ------
              Total non-interest income                      3,031        2,428
                                                            ------       ------
     Non-interest expenses
        Salaries and employee benefits                       3,139        2,557
        Net occupancy expense                                  406          309
        Furniture and equipment expense                        524          404
        Other                                                1,425        1,499
                                                            ------       ------
              Total non-interest expenses                    5,494        4,769
                                                            ------       ------
              Income before income taxes                     3,343        2,791
     Income tax expense                                      1,099          894
                                                            ------       ------
              Net income                                   $ 2,244      $ 1,897
                                                            ======       ======
     Net income per share
        Basic                                              $   .34      $   .29
                                                            ======       ======
        Diluted                                            $   .33      $   .28
                                                            ======       ======
     Average common shares
        Basic                                            6,625,752    6,577,944
                                                         =========    =========
        Diluted                                          6,875,102    6,814,394
                                                         =========    =========
     See accompanying notes to unaudited consolidated financial statements.

                            S.Y. BANCORP, INC. AND SUBSIDIARY
                      Unaudited Consolidated Statements of Cash Flows
                     For the three months ended March 31, 1999 and 1998


                                                                       1999       1998
                                                                       ----       ----
     (In thousands)
     Operating activities
     Net Income
     Adjustments to reconcile net income to net cash               $  2,244   $  1,897
        provided (used) by operating activities:
          Provision for loan losses                                     560        300
     Depreciation, amortization and accretion, net                      397        365
     Gains on sales of mortgages held for sale                     (    492)   (   323)
     Gains on sales of securities available for sale	              (    100)   (   184)
     Origination of mortgage loans held for sale                   ( 31,162)   (21,669)
     Proceeds from sales of mortgage loans held for sale             34,653     17,891
     (Increase) decrease in accrued interest receivable and
       other assets                                                (    218)   (   157)
     Increase (decrease) in accrued interest payable and
            other liabilities                                         1,054        987
                                                                     ------     ------
     Net cash provided (used) by operating activities                 6,936    (   893)
                                                                     ------     ------
     Investing activities
       Net (increase) decrease in federal funds sold               (  8,000)     2,000
       Purchases of securities available for sale                  ( 42,564)  (  3,097)
       Purchases of securities held to maturity                          -    ( 27,315)
       Proceeds from maturities of securities available for sale     45,771      1,388
       Proceeds from maturities of securities held to maturity        1,773     19,278
       Proceeds from sales of securities available for sale           5,667      5,031
       Net (increase) decrease in loans                            ( 19,402)  ( 27,708)
       Purchases of premises and equipment                         (  1,412)  (    451)
                                                                     ------     ------
     Net cash provided (used) by investing activities              ( 18,167)  ( 30,874)
                                                                     ------     ------
     Financing activities
       Net increase (decrease) in deposits                            2,750     43,171
       Net increase (decrease) in securities sold under
         agreements to repurchase and federal funds purchased      (  5,689)  (  2,853)
       Net increase (decrease) in short-term borrowings               1,450        295
       Issuance of common stock for options and dividend
         reinvestment plan                                              387        206
       Cash dividends paid                                         (    494)  (    394)
       Repayments of long-term debt                                      -    (     15)
                                                                     ------     ------
     Net cash provided (used) by financing activities                 9,782     40,410
                                                                     ------     ------
     Net increase (decrease) in cash and cash equivalents          (  1,449)     8,643
     Cash and cash equivalents at beginning of period                21,661     18,153
                                                                    -------    -------
     Cash and cash equivalents at end of period                    $ 20,212   $ 26,796
                                                                    =======    =======
     Income tax payments were $875,000 in 1999, and $0 in 1998.
     Cash paid for interest was $4,925,000 in 1999, and $4,578,000 in 1998.

     See accompanying notes to unaudited consolidated financial statements.




                          S.Y. BANCORP, INC. & SUBSIDIARY
        Unaudited Consolidated Statement of Changes in Stockholders' Equity
                     For the three months ended March 31, 1999



                                      Common Stock                                Accumulated
                                      ------------                                  Other
                               Number of                               Retained  Comprehensive
                                Shares          Amount     Surplus     Earnings     Income         Total
                              ------------      ------     -------     --------     ------         -----
(In thousands, except share and per share data)

Balance December 31, 1998      6,593,338        $ 5,535   $ 14,075      $ 23,868   $    465     $ 43,943

Net income	                            -              -          -         2,244          -        2,244
Stock options exercised           40,360             68        351             -          -          419
Shares issued for 401(k)
 plan                             12,664             21        280             -          -          301
Cash dividends, $.08 per
 share                                 -              -          -          (531)         -         (531)
Change in other
 comprehensive income,
 net of tax                            -              -          -            -        (381)        (381)
                               ---------         ------    -------        ------      -----         -----
Balance March 31, 1999         6,646,362        $ 5,624   $ 14,706      $ 25,581   $     84       $45,995
                               =========         ======    =======        ======    =======        ======

See accompanying notes to unaudited consolidated financial statements.



              S.Y. Bancorp, Inc. and Subsidiary
        Consolidated Statement of Comprehensive Income
           For the three months ended March 31, 1999




(In thousands)                             1999          1998



Net income                               $2,244        $1,897
Other comprehensive income (loss)
  net of tax:
Unrealized holding gains (losses)
  arising during the period               ( 316)          208
Less reclassification adjustment for
  gains included in net income               65         ( 121)
                                           ----          ----
Other comprehensive income (loss)           381            87
                                           ----          ----

Comprehensive income                     $1,863        $1,984
                                         ======        ======





See accompanying notes to unaudited financial statements.

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

          A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 1998 included in S.Y. Bancorp, Inc.'s Annual Report on Form 10-K for the year then ended.

          Interim results for the quarter and three months ended March 31, 1999 are not necessarily indicative of the results for the entire year.

     (2)  Allowance for Loan Losses
          -------------------------
          An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows:

          (In thousands)                      1999         1998
                                              ----         ----
          Beginning balance                 $6,666       $5,921
          Provision for loan losses            560          300
          Loans charged off                  ( 251)      (   57)
          Recoveries                            10           27
                                             -----        -----
          Ending balance                    $6,985       $6,191
                                             =====        =====

     (3) Net Income per share
         --------------------
            The following table reflects, for the three months periods ended March 31, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations

     (In thousands except per  share data).                   1999          1998
                                                              ----          ----
        Net income, basic and diluted                      $ 2,244       $ 1,897
                                                             =====         =====
        Average shares outstanding                           6,626         6,578
        Effect of dilutive securities                          249           236
                                                             -----         -----
        Average shares outstanding
         including dilutive securities                     $ 6,875       $ 6,814
                                                             =====         =====
        Net income per share, basic                        $   .34       $   .29
                                                             =====         =====
        Net income per share, diluted                      $   .33       $   .28
                                                             =====         =====

   (4) Segments
       --------
The Bank's, and thus Bancorp's principal activities include commercial and retail banking, investment management and trust, and mortgage banking. Commercial and retail banking provide a full range of loan and deposit prducts to individuals consumers and businesses. Investment management and trust provides wealth management services including private banking, brokerage, estate planning and administration, retirement plan management, and custodial or trustee services. Mortgage banking originates residential loans and sells them, servicing released, to the secondary market.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Allocations have been consistently applied for all periods presented. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' operations if they were separate entities.

Selected financial information by business segment for the three months ended March 31, 1999 and 1998 follows:


(In thousands)                                1999          1998


Net interest income
Commercial and retail banking               $6,007        $5,228
Investment management and trust                287           132
Mortgage banking                                72            72
                                             -----         -----
Total                                       $6,366        $5,432
                                             =====         =====

Non-interest income
Commercial and retail banking               $1,073        $  895
Investment management and trust              1,329         1,090
Mortgage banking                               629           443
                                             -----         -----
Total                                       $3,031        $2,428
                                             =====         =====

Net income
Commercial and retail banking               $1,582        $1,372
Investment management and trust                542           408
Mortgage banking                               120           117
                                             -----         -----
                                            $2,244        $1,897
                                             =====         =====

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               --------------------
          This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three months ended March 31, 1999 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 1999 compared to December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in
     Part I, Item 1 of this report.

         This report contains forward-looking statements under the Private Securities Litigation Reform act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Therefore, there can be no assurance forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiary operate; competition for Bancorp's customers from other providers of financial services; government legislation and regulation which change form time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp's customers; material unforeseen complications related to addressing the Year 2000 experienced by Bancorp, its suppliers, customers and governmental agencies; and other risks detailed in Bancorp's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

     A.   RESULTS OF OPERATIONS

          Net income of $2,244,000 for the three months ended March 31, 1999 increased $347,000 or 18.3% from $1,897,000 for the comparable 1998 period. Basic net income per share was $.34 for the first quarter of 1999, an increase of 17.2% from the $.29 for the same period in 1998. Net income on a diluted basis was $.33 for the first quarter of 1999 compared to $.28 for the first quarter of 1998. This represents a 17.9% increase. Return on average assets and return on average stockholders' equity were 1.52% and 20.10%, respectively, for the first quarter of 1999, compared to 1.56% and 20.32%, respectively, for the same period in 1998.

          The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

     Net Interest Income
     -------------------
     In thousands except percentages
                                                            Three Months Ended
                                                                   March 31
                                                                   --------
                                                            1999            1998
                                                            ----            ----
     Interest income                                    $ 11,309         $ 9,891
     Tax equivalent                                           86              50
                                                          ------          ------
     Interest income, tax equivalent basis                11,395           9,941
     Total interest expense                                4,943           4,459
                                                          ------          ------
     Net interest income, tax equivalent basis (1)      $  6,452         $ 5,482
                                                          ======          ======

     Net interest spread (2), annualized                   4.02%           4.09%
                                                          ======          ======
     Net interest margin (3), annualized                   4.72%           4.89%
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

           Fully taxable equivalent net interest income of $6,452,000 for the three months ended March 31, 1999 increased $970,000 or 17.7% from $5,482,000 for the same period last year. Net interest spread and net interest margin were 4.02% and 4.72%, respectively, for the first quarter of 1999 and 4.09% and 4.89%, respectively, for the first quarter of 1998.

          Average earning assets increased $106,044,000, or 23.6% to $554,716,000 for the first quarter of 1999 compared to 1998. Average interest bearing liabilities increased $86,880,000 or 23.0% to $465,269,000 for the first three months of 1999 compared to 1998.

          Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. Bancorp manages interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longer term fixed rate time deposits. The Bank's largest interest earning asset is loans and approximately half of the loan portfolio is comprised of variable rate loans. Variable rate loans reprice immediately with a change in prime rates. Additionally, during periods of declining interest rates, some customers with fixed rate loans may refinance to obtain lower rates on their loans. Deposits, the Bank's largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At March 31, 1999 Bancorp was slightly liability sensitive (4.5%) through one year. With this position more interest bearing liabilities reprice within one year than do interest bearing assets. This position is generally favorable to net interest margin during periods of falling interest rates and generally unfavorable during periods of rising rates. Bancorp's management believes it has the ability to effectively manage the degree of market risk inherent in its interest sensitive financial instruments.

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

                                            For Twelve Month Period Ending
     (Dollars in thousands)         3/31/00   3/31/01  3/31/02   3/31/03   3/31/04   Thereafter        Total
                                    -------   -------  -------   -------   -------   ----------    -----
     Federal funds sold
      (variable rate)              $ 15,000         -        -         -         -           -      $ 15,000
     Average interest rate             4.51%        -        -         -         -           -          4.51%
     Loans held for sale
     Fixed rate                    $  6,792         -        -         -         -           -      $  6,792
     Average interest rate             6.83%        -        -         -         -           -          6.83%
     Securities
     Fixed rate                    $ 25,896   $ 9,671  $ 8,472   $12,147   $14,114     $18,421      $ 88,721
     Average interest rate             5.82%     6.66%    6.30%     6.04%     5.53%       5.38%         6.22%
     Loans
     Fixed rate                    $ 59,464   $44,213  $43,865   $50,665   $56,725     $49,406      $304,338
     Average interest rate             8.80%     8.88%    8.75%     8.72%     8.46%       8.00%         8.70%
     Variable rate                 $ 53,267   $22,790  $14,586   $ 5,230   $ 3,441     $63,795      $163,109
     Average interest rate             8.46%     8.47%    8.47%     8.19%    10.21%       8.38%         9.19%
     Deposits
     Non-interest
      bearing checking             $ 12,693   $12,693  $12,693   $12,693   $12,693     $20,623      $ 84,088
     Average interest rate                -         -        -         -         -           -            -
     Savings and interest
      bearing checking             $ 26,369   $26,369  $26,369   $26,369   $26,369     $43,948      $175,793
     Average interest rate             2.94%     2.94%    2.94%     2.94%     2.94%       2.94%         2.98%
     Time deposits (fixed rate)    $195,643   $43,629  $ 8,573   $ 7,026   $ 3,722     $ 1,888      $260,481
     Average interest rate             5.12%     5.27%    5.61%     5.55%     5.45%       5.26%         5.14%
     Other short-term borrowings
     (variable rate)               $  2,309         -        -         -         -           -      $  2,309
     Average interest rate             2.15%        -        -         -         -           -         2.15%
     Federal funds purchased
      and securities sold under
      agreements to repurchase
      (variable rate)              $ 44,218         -        -         -         -           -      $ 44,218
     Average interest rate             4.15%        -        -         -         -           -          4.15%
     Long-term debt
      (variable rate)              $  1,800         -        -         -         -     $   300      $  2,100
     Average interest rate             6.59%        -        -         -         -        6.75%        6.61%
     Interest rate collar
     Notional amount               $ 50,000   $50,000        -         -         -           -      $100,000
     Cap strike rate                   9.00%     7.75%       -         -         -           -             -
     Floor strike rate                 8.00%     7.25%       -         -         -           -             -



     Provision for Loan Losses
     -------------------------
          The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgment, deserve current recognition in estimating loan losses.

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                            Three months ended
                                                                 March 31
                                                                 --------
        (In thousands except percentages)
                                                             1999         1998
                                                             ----         ----
        Balance at January 1                             $  6,666     $  5,921
        Provision for loan losses                             560          300
        Loan charge-offs, net of recoveries              (    241)    (     30)
                                                          -------      -------
        Balance at March 31                              $  6,985     $  6,191
                                                          =======      =======
        Average loans, net of unearned income            $445,238     $383,330
                                                          =======      =======
        Provision for loan losses to average loans (1)        .49%         .31%
                                                          =======      =======
       Net loan charge-offs to average loans (1)              .22%         .03%
                                                          =======      =======
       Allowance for loan losses to average loans            1.53%        1.62%
                                                          =======      =======
       Allowance for loan losses to period-end loans         1.49%        1.56%
                                                          =======      =======
       (1) Amounts annualized

     Non-interest Income and Expenses
     ---------------------------------
          The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 1999 and 1998.

     In thousands
                                                            Three Months Ended
                                                                 March 31
                                                             1999         1998
                                                             ----         ----
         Non-interest income
          Investment management and trust services         $1,248       $1,060
          Service charges on deposit accounts                 780          555
          Gains on sales of mortgage loans held for sale      492          323
          Gains on sales of securities available for sale     100          184
          Other                                               411          306
                                                            -----        -----
         Total non-interest income                         $3,031       $2,428
                                                            =====        =====
         Non-interest expenses
          Salaries and employee benefits                   $3,139       $2,557
          Net occupancy expense                               406          309
          Furniture and equipment expense                     524          404
          Other                                             1,425        1,499
                                                            -----        -----
          Total non-interest expenses                      $5,494       $4,769
                                                            =====        =====

          Non-interest income increased $603,000, or 24.8%, for the first quarter of 1999, compared to the same period in 1998. Trust income increased $188,000 or 17.7% in the first quarter of 1999, as compared to the same period in 1998. Trust assets under management at March 31, 1999 were $780 million as compared to $770 million at December 31, 1998 and $691 million at March 31, 1998.

          Service charges on deposit accounts increased $225,000 or 40.5% in the first quarter of 1998 as compared to the same period in 1998.
     Growth in deposit accounts spurred by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, service charges for commercial deposit accounts were raised effective January 1, 1999.

          Gains on sales of mortgage loans were $492,000 in the first quarter of 1999 compared to $323,000 in 1998. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in 1998 and 1999 have stimulated home buying and refinancing. Additionally the mortgage company began origination and sale of sub-prime loans in 1998. The latter contributed $62,000 to the above gains in 1999 compared to $ 0 in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. The Bank has no subprime loans in its portfolio, and mananagement does not intend to retain any of these loans in the portfolio.

          Gains on sales of securities available for sale during the first quarter of both 1999 and 1998 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.

          Other non-interest income increased $105,000 or 34.3% in the first quarter of 1999 compared to 1998. Numerous factors contribute to this increase, including $40,000 from full service brokerage, $7,000 from credit card commissions and merchant fees, $25,000 from check card income and $68,000 from title service fees.

          Non-interest expenses increased $725,000 or 15.2% for the first quarter of 1999 compared to the same period in 1998. Salaries and employee benefits increased $582,000, or 22.8%, for the first quarter of 1999 compared to the same period in 1998. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Bank's growth. The Bank had 286 full time equivalent employees as of March 31, 1999 and 248 full time equivalents as of March 31, 1998. Net occupancy expense increased $97,000 or 31.4% in the first quarter of 1999 as compared to 1998. Furniture and equipment expense increased $120,000, or 29.7%, for the first quarter of 1999 compared to 1998. These increases are largely due to the addition of new banking centers. Additionally, the Bank continues to update computer equipment and software as technology advances. These additions flow through the statement of income as depreciation expense. Other non-interest expenses have decreased $74,000 or 4.9% in the first quarter of 1999 as compared to 1998.
     During the first quarter of 1998, the Bank incurred significant expenses in conjunction with a large advertising campaign.

     Income Taxes
     ------------
          Bancorp had income tax expense of $1,099,000 for the first three months of 1999, compared to $894,000 for the same period in 1998. The effective rate was 32.9% in 1999 and 32.0% in 1998.

    B.    FINANCIAL CONDITION
          Total Assets
          ------------
          Total assets increased $12,699,000 from December 31, 1998 to
     March 31, 1999. Average assets for the first three months of 1999 were $598,827,000. Total assets at March 31, 1999 increased $100,683,000 from
     March 31, 1998, representing a 19.3% increase. Since year end, loans have increased approximately $19.2 million; cash and due from banks and federal funds sold increased $6.6 million; securities available for sale decreased $9.3 million, and securities held to maturity decreased $1.8 million. Mortgage loans available for sale decreased $3.0 million.

          Nonperforming Loans and Assets
          ------------------------------
          Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $1,954,000 at March 31, 1999 and $2,163,000 at
     December 31, 1998. This represents .42% of total loans at March 31, 1999 compared to .48% at December 31, 1998.

          Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $3,609,000 at March 31, 1999 and $4,057,000 at December 31, 1998. The Company had no other real estate at either date. This represents .58% of total assets at March 31, 1999 compared to .67% at December 31, 1998.

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

         The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination ($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits are from long term customers and are a stable source of funds.
     The Bank has not brokered deposits and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points at the time the accounts were opended. In addition, federal funds purchased continue to be an available source of funds.

         Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. Additionally the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $38 million.
     To date, the Bank has not needed to access this source of funds.

         Bancorp's liquidity depends primarily on the dividends paid to it as sole shareholder of the Bank. At March 31, 1999, the Bank may pay up to $12,753,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

     D.   CAPITAL RESOURCES

          At March 31, 1999, stockholders' equity totaled $45,995,000, an increase of $2,052,000 since December 31, 1998. One component of equity is accumulated other comprehensive income which for Bancorp consists solely of net unrealized gains on securities available for sale, net of taxes. Accumulated other comprehensive income was $84,000 at March 31, 1999 and $465,000 at December 31, 1998.

          Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance -sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

          At March 31, 1999, Bancorp's tier 1 total risk based capital and leverage ratios were 9.66%, 10.98% and 7.52%, respectively. These ratios exceed the minimum required by regulators to be well capitalized. Capital ratios of the Bank and the consolidated entity have decreased slowly over the past several years; however the trend reversed slightly in the fourth quarter of 1998 and the first quarter of 1999. The decline in capital ratios has occurred with the rapid expansion of the Bank, when assets have increased faster than capital has grown. Management monitors this situation and plans to maintain capital ratios within well capitalized parameters.

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

     F.   YEAR 2000

     General Nature And Impact Of Year 2000 Issues
     ---------------------------------------------
          Challenges and problems anticipated with the Year 2000 (Y2K) have received a great deal of attention. The underlying problem is that many computer systems use only the last two digits of a year in reading a date Thus, they could interpret dates with the Year 2000 to be 1900. As a result, on January 1, 2000, computer systems could stop working or generate erroneous data unless these problems are corrected. In addition to information technology issues, equipment with embedded micro-controllers may not function properly. Examples of this equipment would include thermostats, elevators, and electronics with time/date mechanisms. Some companies have anticipated significant Year 2000 expenses.

          Banking institutions have been near the forefront in addressing Year 2000 issues as bank regulators began focusing banks' attention on Year 2000 issues earlier than most businesses. The Bank and Bancorp began addressing Y2K issues in mid 1997. Year 2000 issues were first a part of banking regulatory review at Stock Yards Bank & Trust Company in its November,
     1997 examination by the FDIC. The FDIC has established guide lines that require banking institutions to:

     *  Ensure ongoing board of director involvement in Year 2000 efforts;
     *  Adopt a written project plan;
     *  Renovate mission-critical systems;
     *  Complete tests of renovated systems by specific deadlines;
     *  Plan for contingencies; and
     *  Manage customer risk.

          The Bank is in compliance with these guidelines. The Bank's Year 2000 project coordinator and committee report regularly to the Board of Directors as to the project plan and completion status.

     Bancorp's General Plans and Actions to Address Year 2000 Issues Including
     -------------------------------------------------------------------------
     Relationships with Customers, Vendors and Others
     ------------------------------------------------
          Bancorp's management has undertaken an evaluation of the effects Year 2000 will have on its information systems and other important aspects of its business. Bancorp's program has five phases: awareness, assessment, renovation, validation and implementation. As a part of the assessment phase, degrees of risk were determined for various areas. Impact assessment guidelines used are as follows:

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

          Two other major areas of evaluation are the Bank's loan customers and fiduciary relationships arising from the trust department. Borrower's noncompliance with Year 2000 issues could adversely affect their ability to service their debt. The Bank has requested written representation from significant loan customers to verify and document customer Year 2000 readiness. Evaluation of the creditworthiness of these customers now includes a review of the customer's self assessment as to compliance with Year 2000 issues. Based upon the responses of customers, an evaluation of the nature of these customers' businesses and their states of Y2K readiness, and the collateral held on these loans, management has concluded the degree of risk of loss to the bank does not warrant a specific Y2K allowance for loan losses at this time.

          The trust department's written business resumption plan and testing have been completed for the trust accounting systems. Trust system vendors have indicated they are Y2K compliant. Y2K relates to the department's fiduciary responsibilities with regard to the ability of investments to continue to maintain income and principal payment streams, if applicable. Also, third party paying agents and processors must be able to continue providing timely and accurate services. The department has taken measures to identify and mitigate risks and uncertainties related to Y2K.

          Correspondence has been sent to companies, issuers, and paying agents with significant relationships to the Bank's trust accounts. These letters request documentation with regard to the third party's Year 2000 compliance status. The department will not authorize investments in companies which have not made reasonable Y2K disclosures. The department may waive this requirement if they can determine through other channels the target company is not technologically dependent.
     All of this will be considered as investment decisions are made regarding current and future holdings.

     Timetable for Carrying Out Year 2000 Plans
     ------------------------------------------
          The awareness, assessment and renovation phases of the Company's Year 2000 plan are essentially complete. Testing has been completed in most areas. Testing for absolutely critical systems has been substantially completed. Remaining areas will be tested by June 30, 1999. In addition to testing, the Bank has developed business resumption plans in the event absolutely critical systems fail despite representations from vendors and positive test results. These plans should enable the Bank to function at a level sufficient to serve the majority of customers' needs. Additionally, management will significantly curtail the installation of new information technology systems for the remainder of 1999. To ensure the Bank's ability to respond to customer needs and demands, some significant information technology additions were accelerated into the last quarter of 1998 and the first quarter of 1999. These scheduling accelerations allow adequate time to test the new applications for Y2K compliance.

     Cost to Address Bancorp's Year 2000 Issues
     ------------------------------------------
          Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and consulting expenses. Bancorp's incremental expense related to the Year 2000 was approximately $60,000 in 1998 and 1997 and management anticipates incurring a similar amount for 1999 (Approximately $15,000 in the first quarter of 1999). Detailed budgets include capital expenditures primarily to replace desk top computers which will not be Year 2000 compliant. To date, capital expenditures to replace non compliant equipment have totaled approximately $95,000. Management anticipates spending another $125,000 in the remainder of 1999 on capital expenditures.

     Impact Year 2000 Expenditures Are Anticipated to Have on Bancorp's
     Results of Operations, Liquidity and Capital Resources
     ------------------------------------------------------------------
          In addition to the factors mentioned above, the Bank is considering other ramifications of the Year 2000. Management reviews the liquidity position and needs of the Bank on a regular basis. Anticipating Year 2000, the Bank has prepared to be more liquid. Loan customers with lines of credit may experience increased cash needs and, therefore, draw more on their lines of credit. Loan customers may make payments more slowly if heir cash positions are tighter. Depositors may withdraw higher than average amounts of cash. These situations will require the Bank to have higher than average levels of cash available. Management has made arrangements with correspondent banks to be able to meet those needs.

     Remaining Risks and Uncertainties Related to Year 2000
     ------------------------------------------------------
          As noted above, the Bank has performed or will perform extensive testing of absolutely critical and important systems and equipment.
          Based upon representations received from vendors and other third parties, management does not anticipate major malfunctions to be identified as a result of testing. However, in the event there are unidentified problems, the Bank has developed a business resumption plan. This plan makes arrangements for alternative means of processing/operation should absolutely critical functions fail when Y2K arrives. These include manual processing, processing transactions by personal computer rather than mainframe, and curtailing banking hours and/or number of locations open. Management's objective is to continue to offer and process transactions that would be critical to customers. Assumptions used in the business resumption planning include the satisfactory operation of utilities and the U.S. Postal Service.

          As a result of evaluations and procedures performed to date, management does not anticipate Year 2000 to materially affect the Bancorp's capital resources, financial condition or results of operations.

                             Part II - Other Information

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk


              ----------------------------------------------------------
              Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial Condition and
     Results of Operations."

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              None

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------
     (a) Reports on Form 8-K

           The registrant was not required to file a Form 8-K for any of the three months ended March 31, 1999.

                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              S.Y. BANCORP, INC.
     Date:   May 7, 1999                      By:  /s/ David H. Brooks
                                                   ----------------------------
                                                   David H. Brooks, Chairman
                                                   and Chief Executive Officer

     Date:   May 7, 1999                      By:  /s/ David P. Heintzman
                                                   ----------------------------
                                                   David P. Heintzman, President

     Date:   May 7, 1999                      By:   /s/ Nancy B. Davis
                                                   ----------------------------
                                                   Nancy B. Davis, Executive
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer