Form 10-Q
period 1999-06-30
S Y BANCORP INC
filed 1999-08-03
CIK 835324

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------
Commission file number            17262
                       ----------------------------
                      S.Y. BANCORP, INC.
- ------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
- ------------------------------               ---------------------------
(State or other jurisdiction                       (I.R.S. Employer
 or organization)                                Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
- ------------------------------------------------------------------------

      (Address of principal executive office)           (Zip Code)

                              (502)582-2571
- ------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
- ------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 6,669,061
               shares issued and outstanding at August 2, 1999

                        PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

     -- Unaudited Consolidated Balance Sheets
        June 30, 1998 and December 31, 1998

     -- Unaudited Consolidated Statements of Income for the three months ended June 30, 1999 and 1998

     -- Unaudited Consolidated Statements of Income for the six months ended June 30, 1999 and 1998

     -- Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

     -- Unaudited Consolidated Statement of Changes in Stockholders'
        Equity for the six months ended June 30, 1999

     -- Unaudited Consolidated Statement of Comprehensive Income for the six months ended June 30, 1999

     -- Notes to Unaudited Consolidated Financial Statements

                             S.Y. BANCORP, INC. AND SUBSIDIARY
                                Consolidated Balance Sheets
                    June 30, 1999 (Unaudited) and December 31, 1998

                                       June 30, 1999   December 31, 1998
                                       -------------   -----------------
(In thousands, except share data)

Assets
Cash and due from banks                     $ 28,758            $ 21,661
Federal funds sold                            19,000               7,000
Mortgage loans held for sale                   7,179               9,791

Securities available for sale (amortized
  cost $51,602 in 1999 and $71,367 in 1998)   50,424              72,071
Securities held to maturity (approximate
  market value $24,166 in 1999 and $28,404
  in 1998)                                    24,145              27,746
Loans                                        486,507             448,286
Allowance for loan losses                      7,253               6,666
                                             -------             -------
     Net loans                               479,254             441,620
Premises and equipment                        16,546              15,619
Accrued interest receivable and other assets  15,682              14,280
                                             -------             -------
Total Assets                                $640,988            $609,788
                                             =======             =======

Liabilities and Stockholders' Equity

Deposits
  Non-interest bearing                      $  89,696            $ 85,133
  Interest bearing                            453,697             432,479
                                              -------             -------
    Total deposits                            543,393             517,612
Securities sold under agreements
  to repurchase and federal funds purchased    38,216              38,529
Short-term borrowings                           2,780                 859
Accrued interest payable and
  other liabilities                             7,192               6,745
Long-term debt                                  2,100               2,100
                                              -------             -------
Total Liabilities                             593,681             565,845
                                              -------             -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 6,662,879 and
    6,580,164 shares issued and outstanding
    in 1999 and 1998, respectively              5,679               5,535
  Surplus                                      14,914              14,075
  Retained earnings                            27,491              23,868
  Accumulated other comprehensive income
    (losses)                                 (    777)                465
                                              -------             -------
Total Stockholders' Equity                     47,307              43,943
                                              -------             -------
Total Liabilities and Stockholders' Equity   $640,988            $609,788
                                              =======             =======

See accompanying notes to unaudited consolidated financial statements.

                             S.Y. BANCORP, INC. AND SUBSIDIARY
                        Unaudited Consolidated Statements of Income
                     For the three months ended June 30, 1999 and 1998

                                                       1999         1998
                                                       ----         ----
(In thousands, except share and per share data)
Interest income
   Loans                                            $10,303       $9,386
   Federal funds sold                                   335          178
   Mortgage loans held for sale                          78          138
   U.S. Treasury and Federal agencies                   935          796
   Obligations of states and political
     subdivisions                                       195          120
                                                     ------       ------
         Total interest income                       11,846       10,618
                                                     ------       ------
Interest expense
   Deposits                                           4,728        4,719
   Securities sold under agreements
     to repurchase and federal funds purchased          429          134
   Short-term borrowings                                 19           26

   Long-term debt                                        35           39
                                                     ------       ------
         Total interest expense                       5,211        4,918
                                                     ------       ------
         Net interest income                          6,635        5,700
Provision for loan losses                               300          350
                                                     ------       ------
         Net interest income after
           provision for loan losses                  6,335        5,350
                                                     ------       ------
Non-interest income
   Investment management and trust services           1,370        1,238
   Service charges on deposit accounts                  887          735
   Gains on sales of mortgage loans held for sale       379          529
   Other                                                599          339
                                                     ------       ------
         Total non-interest income                    3,235        2,841
                                                     ------       ------
Non-interest expenses
   Salaries and employee benefits                     3,438        2,976
   Net occupancy expense                                403          342
   Furniture and equipment expense                      563          491
   Other                                              1,574        1,344
                                                     ------       ------
         Total non-interest expenses                  5,978        5,153
                                                     ------       ------
         Income before income taxes                   3,592        3,038
Income tax expense                                    1,149          976
                                                     ------       ------
         Net income                                 $ 2,443      $ 2,062
                                                     ======       ======
Net income per share
   Basic                                            $   .37      $   .32
                                                     ======       ======
   Diluted                                          $   .36      $   .30
                                                     ------       ------
Average common shares
   Basic                                          6,655,120    6,587,104
                                                  =========    =========
   Diluted                                        6,872,159    6,852,882
                                                  =========    =========
See accompanying notes to unaudited consolidated financial statements.

                               S.Y. BANCORP, INC. AND SUBSIDIARY
                         Unaudited Consolidated Statements of Income
                       For the six months ended June 30, 1999 and 1998

                                                       1999       1998
                                                       ----       ----
     (In thousands, except share and per share data)
     Interest income
        Loans                                       $20,207    $18,171
        Federal funds sold                              471        267
        Mortgage loans held for sale                    204        234
        U.S. Treasury and Federal agencies            1,883      1,601
        Obligations of states and political
          subdivisions                                  390        236
                                                     ------     ------
              Total interest income                  23,155     20,509
                                                     ------     ------

     Interest expense
        Deposits                                      9,208      8,959
        Securities sold under agreements
          to repurchase and federal funds purchased     839        284
        Short-term borrowings                            36         56
        Long-term debt                                   71         78
                                                     ------      -----
     Total interest expense                          10,154      9,377
                                                     ------      -----
              Net interest income                    13,001     11,132
     Provision for loan losses                          860        650
                                                     ------     ------
              Net interest income after
                provision for loan losses            12,141     10,482
                                                     ------     ------
     Non-interest income
        Investment management and trust services      2,618      2,298
        Service charges on deposit accounts           1,667      1,290
        Gains on sales of mortgage loans held
         for sale                                       871        852
        Gains on sales of securities available
         for sale                                       100        184
        Other                                         1,010        645
                                                     ------     ------
              Total non-interest income               6,266      5,269
                                                      -----      -----
     Non-interest expenses
        Salaries and employee benefits                6,577      5,533
        Net occupancy expense                           809        651
        Furniture and equipment expense               1,087        895
        Other                                         2,999      2,843
                                                     ------     ------
              Total non-interest expenses            11,472      9,922
                                                     ------      -----
              Income before income taxes              6,935      5,829
     Income tax expense                               2,248      1,870
                                                     ------     ------
              Net income                            $ 4,687    $ 3,959
                                                     ======     ======
     Net income per share
        Basic                                       $   .71    $   .60
                                                     ======     ======
        Diluted                                    $    .68    $   .58
                                                     ======     ======
     Average common shares
        Basic                                     6,640,517  6,582,548
                                                  ---------  ---------
        Diluted                                   6,872,647  6,833,742
                                                  =========  =========

     See accompanying notes to unaudited consolidated financial statements.

                              S.Y. BANCORP, INC. AND SUBSIDIARY
                       Unaudited Consolidated Statements of Cash Flows
                          For the six months ended June 30, 1999 and 1998

                                                            1999       1998
                                                            ----       ----
(In thousands)
Operating activities
Net Income
Adjustments to reconcile net income to net cash         $  4,687   $  3,959
   provided (used) by operating activities:
     Provision for loan losses                               860        650
     Depreciation, amortization and accretion, net           896        787
     Gains on sales of mortgages held for sale          (    871)   (   852)
     Gains on sales of securities available for sale    (    100)   (   184)
     Origination of mortgage loans held for sale        ( 50,817)   (48,628)
     Proceeds from sales of mortgage loans held
       for sale                                           54,300     48,436
     (Increase) decrease in accrued interest receivable
       and other assets                                 (    797)   ( 1,140)
     Increase (decrease) in accrued interest payable and
       other liabilities                                     760      1,571
                                                          ------     ------
Net cash provided (used) by operating activities           8,918    ( 4,599)
                                                          ------     ------
Investing activities
  Net (increase) decrease in federal funds sold         ( 12,000)     4,000
  Purchases of securities available for sale            ( 47,690)  ( 32,417)
  Purchases of securities held to maturity                    -    ( 48,652)
  Proceeds from maturities of securities available
       for sale                                           61,864     26,848
  Proceeds from maturities of securities held to maturity  3,644     38,283
  Proceeds from sales of securities available for sale     5,637      5,031
  Net (increase) decrease in loans                      ( 38,494)  ( 47,737)
  Purchases of premises and equipment                   (  1,777)  (  1,176)
                                                          ------     ------
Net cash provided (used) by investing activities        ( 28,816)  ( 55,820)
                                                          ------     ------
Financing activities
  Net increase (decrease) in deposits                     25,781     62,738
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased (   313)  (  4,837)
  Net increase (decrease) in short-term borrowings         1,921        516
  Repayments of long-term debt                                -    (     15)
  Issuance of common stock for options and dividend
    reinvestment plan                                        633        340
  Cash dividends paid                                   (  1,027)  (    855)
                                                          ------     ------
Net cash provided (used) by financing activities          26,995     57,887
                                                          ------     ------
Net increase (decrease) in cash and cash equivalents       7,097      6,666
Cash and cash equivalents at beginning of period          21,661     18,153
                                                         -------    -------
Cash and cash equivalents at end of period              $ 28,758   $ 24,819
                                                         -------    -------
Income tax payments were $3,375,000 in 1999, and $1,095,000 in 1998.
Cash paid for interest was $10,195,000 in 1999, and $9,498,000 in 1998.

See accompanying notes to unaudited consolidated financial statements.

                                 S.Y. BANCORP, INC. & SUBSIDIARY
             Unaudited Consolidated Statement of Changes in Stockholders' Equity
                             For the six months ended June 30, 1999

                                                                           Accumulated
                                 Common Stock                               Other
                                  -----------
                            Number of                          Retained  Comprehensive
                              Shares      Amount   Surplus     Earnings     Income      Total
                              ------      ------   -------     --------     ------      -----
(In thousands, except share
  and per share data)
                                                                  >
Balance December 31, 1998   6,593,338    $ 5,535  $ 14,075     $ 23,868   $    465   $ 43,943

Net income	                         -          -         -         4,687          -      4,687
Stock options exercised        49,840        100       410            -          -        510
Shares issued for 401(k),
 dividend reinvestment and
 employee stock purchase
 plans                         19,701          44      429            -          -        473
Cash dividends, $.16 per
 share                             -            -        -       (1,064)         -     (1,064)
Change in other
 comprehensive income,
 net of tax                        -            -        -            -     (1,242)    (1,242)
                             -------       ------   ------       ------    -------    -------
Balance June 30, 1999      6,662,879      $ 5,679 $ 14,914     $ 27,491   $ (  777)   $47,307
                           =========       ======  =======      =======    =======     ======

See accompanying notes to unaudited consolidated financial statements.


                            S.Y. BANCORP, INC. & SUBSIDIARY
                Unaudited Consolidated Statement of Comprehensive Income
                       For the six months ended June 30, 1999

                                                          1999         1998
                                                          ----         ----
       (In thousands)
       Net income                                      $ 4,687      $ 3,959
         Other comprehensive income (loss), net of tax:
         Unrealized holding gains (losses) arising
           during the period                            (1,307)       ( 142)
         Less reclassification adjustment for gains
           included in net income                           65          118
                                                         -----         ----
         Other comprehensive income (loss)              (1,242)       (  24)
                                                         -----         ----
         Comprehensive income                          $ 3,445      $ 3,935
                                                         =====        =====

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

     Interim results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses
     -------------------------
     An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                         1999         1998
                                         ----         ----
     Beginning balance                 $6,666       $5,921
     Provision for loan losses            860          650
     Loans charged off                  ( 296)      (  150)
     Recoveries                            23           44
                                        -----        -----
     Ending balance                    $7,253       $6,465
                                        =====        =====

(3) Net Income per share
    --------------------
      The following table reflects, for the three and six months periods ended June 30, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).

                                     Three Months Ended     Six Months Ended
                                     ------------------     ----------------
                                           June 30                June 30
                                           -------                -------

                                      1999         1998     1999        1998
                                      ----         ----     ----        ----
   Net income, basic and diluted   $ 2,443      $ 2,062  $ 4,687     $ 3,959
                                     =====        =====    =====       =====
   Average shares outstanding        6,655        6,587    6,641       6,582
   Effect of dilutive securities       217          265      232         252
                                     -----        -----    -----       -----
   Average shares outstanding
    including dilutive securities    6,872        6,852    6,873       6,834
                                     =====        =====    =====       =====
   Net income per share, basic     $   .37      $   .32  $   .71     $   .60
                                     =====        =====    =====       =====
   Net income per share, diluted   $   .36      $   .30  $   .68    $    .58
                                     =====        =====    =====       =====

(4)  Segments
     --------
   The Bank's, and thus Bancorp's, principal activities include commercial and retail banking, investment management and trust, and mortgage banking. Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services including private banking, brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, to the secondary market.

    The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Allocations have been consistently applied for all periods presented. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' operation if they were independent entities.

    Selected financial information by business segment for the three and six months ended June 30, 1999 and 1998 follows:

                                   Three Months Ended      Six Months Ended
                                   ------------------      ----------------
                                          June 30                June 30
                                          -------                -------
                                     1999        1998       1999       1998
                                     ----        ----       ----       ----
(In thousands)
Net interest income
  Commercial and retail banking   $ 6,240     $ 5,447    $12,247    $10,675
  Investment management and trust     320         186        607        318
  Mortgage banking                     75          67        147        139
                                    -----       -----     ------     ------
      Total                       $ 6,635     $ 5,700    $13,001    $11,132
                                   ======      ======     ======     ======
Non-interest income
  Commercial and retail banking   $ 1,185     $   989    $ 2,258    $ 1,884
  Investment management and trust   1,546       1,214      2,875      2,304
  Mortgage banking                    504         638      1,133      1,081
                                    -----      ------      -----     ------
      Total                       $ 3,235     $ 2,841    $ 6,266    $ 5,269
                                   ======      ======     ======     ======
Net income
  Commercial and retail banking   $ 1,909     $ 1,392    $ 3,491    $ 2,764
  Investment management and trust     360         493        902        901
  Mortgage banking                    174         177        294        294
                                   ------      ------     ------     ------
       Total                      $ 2,443     $ 2,062    $ 4,687    $ 3,959
                                   ======      ======     ======     ======

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three and six months periods ended June 30, 1999 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first half of 1999 compared to December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

A.   RESULTS OF OPERATIONS

     Net income of $2,443,000 for the three months ended June 30, 1999 increased $381,000 or 18.5% from $2,062,000 for the comparable 1998 period. Basic net income per share was $.37 for the second quarter of 1999, an increase of 15.6% from the $.32 for the same period in 1998. Net income per share on a diluted basis was $.36 for the second quarter of 1999 compared to $.30 for the second quarter of 1998. This represents a 20% increase. Return on average assets and return on average stockholders' equity were 1.54% and 20.68%, respectively, for the second quarter of 1999, compared to 1.65% and 20.96%, respectively, for the same period in 1998.

     Net income of $4,687,000 for the first six months of 1999 increased $728,000 or 18.4% from the comparable 1998 period. Basic net income per share was $.71 for the first half of 1999, an increase of 18.3% from the $.60 for the same period in 1998. Net income per share on a diluted basis was $.68 for the six months ended June 30, 1999 compared to $.58 for the same period in 1998. This represents a 17.2% increase. Return on average assets and return on average stockholder's equity were 1.53% and 20.40%, respectively for the first half of 1999, compared to 1.56% and 20.65%, respectively, for the same period of 1998.

      The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income
- -------------------

In thousands except percentages
                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                          June 30                 June 30
                                          -------                 -------
                                     1999        1998          1999     1998
                                     ----        ----          ----     ----

Interest income                  $ 11,846     $10,618       $23,155   $20,509
Tax equivalent                         86          52           173       102
                                   ------      ------        ------    ------
Interest income, tax equivalent
 basis                             11,932      10,670        23,328    20,611
Total interest expense              5,211       4,918        10,154     9,377
                                   ------      ------        ------    ------
Net interest income, tax
 equivalent basis (1)            $  6,721     $ 5,752       $13,174   $11,234
                                   ======      ======        ======    ======

Net interest spread (2),
 annualized                          3.91%       3.98%         3.96%     4.03%
                                   ======      ======        ======    ======
Net interest margin (3),
 annualized                          4.58%       4.73%         4.64%     4.81%
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

(3) Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity.

      Fully taxable equivalent net interest income of $6,721,000 for the three months ended June 30, 1999 increased $969,000 or 16.8% from $5,752,000 for the same period last year. Net interest spread and net interest margin were 3.91% and 4.58%, respectively, for the first quarter of 1999 and 3.98% and 4.73%, respectively, for the first quarter of 1998.

      Fully taxable equivalent net interest income of $13,174,000 for the six months ended June 30, 1999 increased $1,940,000 or 17.3% from $11,234,000 for the same period last year. Net interest spread and net interest margin were 3.96% and 4.64%, respectively, for the first half of 1999 and 4.03% and 4.81%, respectively, for the first half of 1998.

      Average earning assets increased $100,711,000, or 21.4% to $572,034,000 for the first half of 1999 compared to 1998. Average interest bearing liabilities increased $85,527,000 or 21.6% to $480,774,000 for the first six months of 1999 compared to 1998.

      Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. Bancorp manages interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longer term fixed rate time deposits. The Bank's largest interest earning asset is loans and approximately one third of the loan portfolio is comprised of variable rate loans. Variable rate loans re-price immediately with a change in prime rates. Additionally, during periods of declining interest rates, some customers with fixed rate loans may refinance to obtain lower rates on their loans. Deposits, the Bank's largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At June 30, 1999 Bancorp was asset sensitive 3.4% through one year. With this position more interest bearing assets re-price within one year than do interest bearing liabilities. This position is generally favorable to net interest margin during periods of rising interest rates and generally unfavorable during periods of falling rates. Bancorp's management believes it has the ability to effectively manage the degree of market risk inherent in its interest sensitive financial instruments.

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


                                            For Twelve Month Period Ending
                               -----------------------------------------------
(Dollars in thousands)         3/31/00   3/31/01   3/31/02   3/31/03   3/31/04   Thereafter   Total
                                ------   -------   -------   -------   -------   ----------   -----
Federal funds sold
 (variable rate)              $ 19,000        -         -         -         -           -   $ 19,000
Average interest rate             4.73%       -         -         -         -           -       4.73%
Loans held for sale
Fixed rate                    $  7,179        -         -         -         -           -   $  7,179
Average interest rate             6.88%       -         -         -         -           -       6.88%
Securities
Fixed rate                    $  8,549   $ 9,540   $ 9,053   $16,843   $ 8,808     $21,776  $ 74,569
Average interest rate             7.24%     6.66%     6.47%     5.87%     5.46%	     5.58%     6.28%
Loans
Fixed rate                    $ 58,602   $51,527   $49,113   $47,182   $60,825     $58,414  $325,663
Average interest rate             8.80%     8.68%     8.67%     8.72%     8.64%       7.99%     8.52%
Variable rate                 $ 56,575   $25,158   $11,852   $ 8,356   $   892     $58,011  $160,844
Average interest rate             8.47%     8.62%     8.26%     7.86%     7.95%       7.33%     8.16%
Deposits
Non-interest
 bearing checking             $ 13,534   $13,534   $13,534   $13,534   $13,534     $22,026  $ 89,696
Average interest rate               -         -         -         -         -           -         -
Savings and interest
 bearing checking             $ 26,929   $26,929   $26,929   $26,929   $26,929     $44,880  $179,525
Average interest rate             3.04%     3.04%     3.04%     3.04%     3.04%       3.04%     3.04%
Time deposits (fixed rate)    $206,095   $40,950   $ 7,824   $ 9,890   $ 5,940     $ 3,473  $274,172
Average interest rate             5.06%     4.99%     5.65%     5.43%     5.42%       4.67%     5.02%
Other short-term borrowings
 (variable rate)              $  2,780        -         -         -         -           -   $  2,780
Average interest rate             5.74%       -         -         -         -           -       5.74%
Federal funds purchased
 and securities sold under
 agreements to repurchase
 (variable rate)              $ 38,216        -         -         -         -           -    $ 38,216
Average interest rate             4.17%       -         -         -         -           -       4.17%
Long-term debt
 (variable rate)              $  1,800        -         -         -         -          300  $  2,100
Average interest rate             6.79%       -         -         -         -         6.75%     6.78%
Interest rate collar
Notional amount               $ 50,000   $50,000        -         -         -           -   $100,000
Cap strike rate                   9.00%     7.75%	      -         -         -           -         -
Floor strike rate                 8.00%     7.25%	      -         -         -           -         -


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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Six Months Ended
                                                       ----------------
                                                             June 30
                                                             -------
   (In thousands except percentages)
                                                        1999         1998
                                                        ----         ----
   Balance at January 1                             $  6,666     $  5,921
   Provision for loan losses                             860          650
   Loan charge-offs, net of recoveries              (    273)    (    106)
                                                     -------      -------
   Balance at June 30                               $  7,253     $  6,465
                                                     =======      =======
   Average loans, net of unearned income            $466,990     $395,608
                                                     =======      =======
   Provision for loan losses to average loans (1)        .37%         .33%
                                                     =======      =======
   Net loan charge-offs to average loans (1)             .12%         .05%
                                                     =======      =======
   Allowance for loan losses to average loans           1.55%        1.63%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.49%        1.55%
                                                     =======      =======
  (1) Amounts annualized

   Non-interest Income and Expenses
- -----------------------------------
   The following table sets forth the major components of non-interest income and expenses for the three months ended June 30, 1999 and 1998.

   In thousands
   ------------
                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                            June 30               June 30
                                            -------               -------
                                       1999        1998       1999      1998
                                       ----        ----       ----      ----
   Non-interest income
     Investment management and trust
      services                       $1,370      $1,238    $ 2,618    $2,298

     Service charges on deposit
      accounts                          887         735      1,667     1,290
     Gains on sales of mortgage loans
      held for sale                     379         529        871       852
     Gains on sales of securities
      available for sale                  -           -        100       184
     Other                              599         339      1,010       645
                                      -----       -----      -----     -----

     Total non-interest income       $3,235      $2,841    $ 6,266    $5,269
                                      -----       -----      -----     -----

   Non-interest expenses
     Salaries and employee benefits  $3,438      $2,976    $ 6,577    $5,533
     Net occupancy expense              403         342        809       651
     Furniture and equipment expense    563         491      1,087       895
     Other                            1,574       1,344      2,999     2,843
                                      -----       -----      -----     -----
     Total non-interest expenses     $5,978      $5,153    $11,472    $9,922
                                      =====       =====     ======     =====

     Non-interest income increased $394,000, or 13.9%, for the second quarter of 1999, compared to the same period in 1998. Trust income increased $132,000 or 10.7% in the second quarter of 1999, as compared to the same period in 1998. Non-interest income increased $997,000, or 18.9%, for the first half of 1999, compared to the same period in 1998. Trust income increased $320,000 or 13.9% in the first half of 1999, as compared to the same period in 1998 reflecting the growth in the trust department. Trust assets under management at June 30, 1999 were $ 822 million as compared to $770 million at December 31, 1998 and $755 million at June 30, 1998.

     Service charges on deposit accounts increased $152,000 or 20.7% in the second quarter of 1998 and $377,000 or 29.2% in the first half of 1999 as compared to the same periods in 1998. Growth in deposit accounts spurred mainly by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, service charges for commercial deposit accounts were raised effective January 1, 1999.

     Gains on sales of mortgage loans were $379,000 in the second quarter of 1999 compared to $529,000 in 1998 and $871,000 in the first six months of 1999 compared to $852,000 in the same period of 1998. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in 1998 and early 1999 stimulated home buying and refinancing; however in the second quarter of 1999, refinancing activity slowed. The mortgage company began origination and sale of sub-prime loans in 1998. This activity contributed $97,000 to the above gains in 1999 compared to $33,000 in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. The Bank has no sub prime loans in its portfolio, and management does not intend to retain any of these loans in the portfolio.

     Gains on sales of securities available for sale during the first quarter of both 1999 and 1998 occurred as management sold shorter term securities for intermediate term, higher yielding securities.

     Other non-interest income increased $260,000 or 76.7% in the second quarter of 1999 and $365,000 or 56.6% in the first six months of 1999 compared to the same periods in 1998. Numerous factors contribute to this increase, including (year to date) $131,000 from full service brokerage, $62,000 from check card income and $48,000 from title service fees.

     Non-interest expenses increased $825,000 or 16.0% for the second quarter and $1,550,000 or 15.6% for the first half of 1999 compared to the same periods in 1998. Salaries and employee benefits increased $462,000, or 15.5%, for the second quarter and $1,044,000 or 18.9% for the first six months of 1999 compared to the same periods in 1998. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Bank's growth. The Bank had 314 full time equivalent employees as of June 30, 1999 and 265 full time equivalents as of June 30, 1998. Net occupancy expense increased $61,000 or 17.8% in the second quarter of 1999 and $158,000 or 24.3% for the first half of 1999 as compared to 1998. Furniture and equipment expense increased $72,000, or 14.7%, for the second quarter and $192,000 or 21.5% for the first six months of 1999 compared to 1998. These increases are largely due to the addition of new banking centers. Additionally, the Bank continues to update computer equipment and software as technology advances. These capital asset additions flow through the statement of income as depreciation expense. Other non-interest expenses have increased $230,000 or 17.1% in the second quarter and $156,000 or 5.5% for the first half of 1999 as compared to 1998. These increases arise from numerous factors and reflect the Bank's growth.

Income Taxes
- ------------
     Bancorp had income tax expense of $2,248,000 for the first six months of 1999, compared to $1,870,000 for the same period in 1998. The effective rate was 32.4% in 1999 and 32.1% in 1998.

B.   FINANCIAL CONDITION
     Total Assets
     ------------
     Total assets increased $31,200,000 from December 31, 1998 to June 30, 1999. Average assets for the first six months of 1999 were $617,112,000. Total assets at June 30, 1999 increased $98,998,000 from June 30, 1998, representing an 18.3% increase. Since year end, loans have increased approximately $38.2 million; cash and due from banks and federal funds sold increased $19.1 million; securities available for sale decreased $21.6 million, and securities held to maturity decreased $3.6 million. Mortgage loans available for sale decreased $2.6 million.

     Nonperforming Loans and Assets
     ------------------------------
     Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $1,979,000 at June 30, 1999 and $2,163,000 at December 31,
1998. This represents .41% of total loans at June 30, 1999 compared to .48% at December 31, 1998.

     Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $3,571,000 at June 30, 1999 and $4,057,000 at December 31, 1998. This represents .56% of total assets at June 30, 1999 compared to .67% at December 31, 1998.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 1999, the Bank may pay up to $14,685,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

D.   CAPITAL RESOURCES

     At June 30, 1999, stockholders' equity totaled $47,307,000, an increase of $3,364,000 since December 31, 1998 due primarily to retained net income. One component of equity is accumulated other comprehensive income (losses) which for Bancorp consists solely of net unrealized gains or losses on securities available for sale, net of taxes. Accumulated other comprehensive losses were $777,000 at June 30, 1999 and accumulated other comprehensive income was $465,000 at December 31, 1998.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At June 30, 1999, Bancorp's tier 1, total risk based capital and leverage ratios were 9.55%, 10.87% and 7.30%, respectively. These ratios exceed the minimum required by regulators to be well capitalized (6%, 10% and 5%, respectively). Capital ratios of the Bank and the consolidated entity have decreased over the past several years; however the trend reversed slightly in the fourth quarter of 1998 and the first half of 1999. The decline in capital ratios has occurred with the rapid expansion of the Bank, when assets have increased faster than capital has grown.

E.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities.
This statement standardizes the accounting for derivative instruments.
Under this standard, entities are required to carry all derivative instruments in the balance sheet at fair value.

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

     During 1999, the Financial Accounting Standards Board issued Statement
No. 137 which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement
133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

F.   YEAR 2000

General Nature And Impact Of Year 2000 Issues
- ---------------------------------------------
     Challenges and problems anticipated with the Year 2000 (Y2K) have received a great deal of attention. The underlying problem is that many computer systems use only the last two digits of a year in reading a date Thus, they could interpret dates with the Year 2000 to be 1900. As a result, on January 1, 2000, computer systems could stop working or generate erroneous data unless these problems are corrected. In addition to information technology issues, equipment with embedded micro-controllers may not function properly. Examples of this equipment would include thermostats, elevators, and electronics with time/date mechanisms. Some companies have anticipated significant Year 2000 expenses.

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

     Management believes the Bank is in compliance with these guidelines. The Bank's Year 2000 project coordinator and committee report regularly to the Board of Directors as to the project plan and completion status.

Bancorp's general plans and actions to address Year 2000 issues, including
- --------------------------------------------------------------------------
relationships with customers, vendors and others
- ------------------------------------------------
     Bancorp's management has undertaken an evaluation of the effects
Year 2000 will have on its information systems and other important aspects of its business. Bancorp's program has five phases: awareness, assessment, renovation, validation and implementation. As a part of the assessment phase, degrees of risk were determined for various areas. Impact assessment guidelines used are as follows:

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

     Using the above appraisal guidelines, each system was assigned a priority for timing of renovation, testing and implementation. Areas deemed to be absolutely critical are mainly related to computer technology. These include the Bank's mainframe computer, related software, the Bank's wide area network of computers, trust and mortgage department hardware and software and wire transfer computer capabilities. All of the Bank's software is purchased; no programming is performed in house. Management has received representations from all vendors with regard to Y2K readiness for these applications.
Testing and contingency planning for these areas are addressed below. Other technology areas deemed absolutely critical are internet connections and the ATM network. With regard to our Year 2000 evaluation of non-information technology areas, management identified general issues similar to those of other businesses and bank specific issues such as vault doors and security equipment. Non information technology areas deemed absolutely critical are telephone service and systems, utilities and vault doors. Through a combination of consultations with and certifications from vendors and testing of these non-information technology areas, management believes there are no material Y2K risks or uncertainties presented in these areas.

     The Bank's assessment has taken into account whether third parties with whom it has a material business relationship are or will be Year 2000 compliant. Management has requested certification as to Y2K readiness from current vendors and uses Y2K readiness as a part of the criteria for selection of vendors/products. In addition to obtaining written Y2K certification regarding equipment and services, the Bank's Y2K plan includes testing of such equipment and services for Y2K readiness. This testing is complete in virtually all areas and has not identified any material Y2K risks or uncertainties.

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

     Correspondence has been sent to companies, issuers, and paying agents with significant relationships to the Bank's trust accounts. These letters request documentation with regard to the third party's Year 2000 compliance status. In instances where the Bank's trust department has the authority to make investment decisions, the department will not authorize investments in companies which have not made reasonable Y2K disclosures. The department may waive this requirement if they can determine through other channels the target company is not technologically dependent. All of this will be considered as investment decisions are made regarding current and future holdings.

Timetable for carrying out Year 2000 plans
- ------------------------------------------

     The awareness, assessment and renovation phases of the Company's
Year 2000 plan are essentially complete. Testing has been completed in all areas. In addition to testing, the Bank has developed business resumption plans in the event absolutely critical systems fail despite representations from vendors and favorable test results. These plans should enable the Bank to function at a level sufficient to serve the majority of customers' needs. Additionally, management has significantly curtailed the installation of new information technology systems for the remainder of 1999. To ensure the Bank's ability to respond to customer needs and demands, some significant information technology additions were accelerated into the last quarter of 1998 and the first half of 1999. These scheduling accelerations allow adequate time to test the new applications for Y2K compliance.

Cost to Address Bancorp's Year 2000 Issues
- ------------------------------------------
     Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and consulting expenses. Bancorp's incremental expense related to the Year 2000 was approximately $60,000 in 1998 and 1997 and management anticipates incurring a similar amount for 1999 (approximately $30,000 has been expensed in the first half of 1999). Detailed budgets include capital expenditures primarily to replace desk top computers which will not be Year 2000 compliant. To date, capital expenditures to replace non compliant equipment have totaled approximately $115,000. Management anticipates spending another $105,000 in the remainder of 1999 on capital expenditures.

Impact Year 2000 expenditures are anticipated to have on Bancorp's results
- --------------------------------------------------------------------------
of operations, liquidity and capital resources
- ----------------------------------------------
     In addition to the factors mentioned above, the Bank is considering other ramifications of the Year 2000. Management reviews the liquidity position and needs of the Bank on a regular basis. Anticipating Year 2000, the Bank has prepared to be more liquid. Loan customers with lines of credit may experience increased cash needs and, therefore, draw more on their lines of credit. Loan customers may make payments more slowly if their cash positions are tighter. Depositors may withdraw higher than average amounts of cash. These situations will require the Bank to have higher than average levels of cash available. Management has made arrangements with correspondent banks and believes these arrangements will enable the Bank to meet Y2K liquidity needs.

Remaining risks and uncertainties related to Year 2000
- ------------------------------------------------------
     As noted above, the Bank has performed extensive testing of absolutely critical and important systems and equipment.

     Based upon testing and representations received from vendors and other third parties, management does not anticipate major malfunctions to be identified as a result of testing. However, in the event there are unidentified problems, the Bank has developed a business resumption plan. This plan makes arrangements for alternative means of processing/operation should absolutely critical functions fail when Y2K arrives. These include manual processing, processing transactions by personal computer rather than mainframe, and curtailing banking hours and/or number of locations open. Management's objective is to continue to offer and process transactions that would be critical to customers. Assumptions used in the business resumption planning include the satisfactory operation of utilities and the U.S. Postal Service.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         On April 20, 1999, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 5,331,251 shares, and those shares were as follows.

(1) Fixing the number of directors at fifteen (15) and electing at the Annual Meeting four (4) directors:

   FOR             5,296,081
   AGAINST            30,695
   ABSTAIN             4,475

(2) Election of Directors: Bancorp has a staggered Board of Directors. The following individuals were nominated in 1999. All nominees were elected. The results below reflect cumulative voting.

                                      FOR       AGAINST   ABSTAIN   WITHHOLD
         Charles R. Edinger, III   21,250,472      -         -       74,532
         David P. Heintzman        21,250,472      -         -       74,532
         Norman Tasman             21,496,672      -         -       74,532
         Kathy C. Thompson         21,250,472      -         -       74,532

(3)   Proposal to approve amendment to the 1995 Stock Incentive Plan:

      FOR          3,955,845
      AGAINST        139,829
      ABSTAIN         27,006
      NON VOTE     1,208,571

Item 6.  Exhibits and Reports on Form 8-K
      --------------------------------
(a)   Reports on Form 8-K

     The registrant was not required to file a Form 8-K for any of the three months ended June 30, 1999.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         S.Y. BANCORP, INC.

Date:   August, 1999                    By:   /s/ David H. Brooks
                                             --------------------
                                             David H. Brooks, Chairman
                                             and Chief Executive Officer

Date:   August, 1999                    By:   /s/ David P. Heintzman
                                             -----------------------
                                             David P. Heintzman, President

Date:   August, 1999                    By:   /s/ Nancy B. Davis
                                             -------------------
                                             Nancy B. Davis, Executive Vice
                                             President, Treasurer and Chief
                                             Financial Officer