Form 10-Q
period 1999-09-30
S Y BANCORP INC
filed 1999-11-05
CIK 835324

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------
Commission file number            17262
                       ----------------------------
                       S. Y. BANCORP, INC.
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
-------------------------------              ----------------------------
(State or other jurisdiction                        (I.R.S. Employer
    or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
-------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                               502.582.2571
-------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
-------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X     N
         ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 6,669,059
               shares issued and outstanding at November 3, 1999

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

      -- Unaudited Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998

      -- Unaudited Consolidated Statements of Income for the three months ended September 30, 1999 and 1998

      -- Unaudited Consolidated Statements of Income for the nine months ended September 30, 1999 and 1998

      -- Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

      -- Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the nine months ended September 30, 1999

      -- Unaudited Consolidated Statement of Comprehensive Income for the nine months ended September 30, 1999

      -- Notes to Unaudited Consolidated Financial Statements

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                     Unaudited Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------
(In thousands, except share data)

     Assets
Cash and due from banks                          $ 24,984        $ 21,661
Federal funds sold                                      -           7,000
Mortgage loans held for sale                        4,184           9,791
Securities available for sale (amortized
  cost $55,509 in 1999 and $71,367 in 1998)        54,371          72,071
Securities held to maturity (approximate market
  value $22,924 in 1999 and $28,404 in 1998)       22,897          27,746
Loans                                             517,087         448,286
Allowance for loan losses                           7,274           6,666
                                                  -------         -------
     Net loans                                    509,813         441,620
Premises and equipment                             16,491          15,619
Accrued interest receivable and other assets       14,698          14,280
                                                  -------         -------
Total assets                                     $647,438        $609,788
                                                  =======         =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                           $ 92,826        $ 85,133
  Interest bearing                                462,441         432,479
                                                  -------         -------
    Total deposits                                555,267         517,612
Securities sold under agreements
  to repurchase and federal funds purchased        29,173          38,529
Short-term borrowings                               2,866             859
Accrued interest payable and
  other liabilities                                 8,484           6,745
Long-term debt                                      2,100           2,100
                                                  -------         -------
Total liabilities                                 597,890         565,845
                                                  -------         -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 6,669,059 and
    6,580,164 shares issued and outstanding
    in 1999 and 1998, respectively                  5,700           5,535
  Surplus                                          15,040          14,075
  Retained earnings                                29,551          23,868
  Accumulated other comprehensive income (loss)  (    743)            465
                                                  -------         -------
Total stockholders' equity                         49,548          43,943
                                                  -------         -------
Total liabilities and stockholders' equity       $647,438        $609,788
                                                  =======         =======
See accompanying notes to unaudited consolidated financial statements.

                        S.Y. BANCORP, INC. AND SUBSIDIARY
                  Unaudited Consolidated Statements of Income
              For the three months ended September 30, 1999 and 1998

                                                         1999         1998
                                                         ----         ----
(In thousands, except share and per share data)
Interest income
   Loans                                              $11,017       $9,629
   Federal funds sold                                     148          273
   Mortgage loans held for sale                           109          157
   U.S. Treasury and Federal agencies                     892          775
   Obligations of states and political
     subdivisions                                         211          169
                                                       ------       ------
         Total interest income                         12,377       11,003
                                                       ------       ------

Interest expense
   Deposits                                             4,817        4,830
   Securities sold under agreements
     to repurchase and federal funds purchased            363          226
   Short-term borrowings                                   20           27
   Long-term debt                                          36           39
                                                       ------       ------
         Total interest expense                         5,236        5,122
                                                       ------       ------
         Net interest income                            7,141        5,881
Provision for loan losses                                 300          375
                                                       ------       ------
         Net interest income after
           provision for loan losses                    6,841        5,506
                                                       ------       ------

Non-interest income
   Investment management and trust services             1,309        1,148
   Service charges on deposit accounts                    896          788
   Gains on sales of mortgage loans held for sale         377          556
   Gains on sales of securities available for sale          -          157
   Other                                                  644          483
                                                       ------       ------
         Total non-interest income                      3,226        3,132
                                                       ------        -----

Non-interest expenses
   Salaries and employee benefits                       3,511        2,973
   Net occupancy expense                                  449          386
   Furniture and equipment expense                        598          579
   Other                                                1,669        1,471
                                                       ------       ------
         Total non-interest expenses                    6,227        5,409
                                                       ------       ------
         Income before income taxes                     3,840        3,229
Income tax expense                                      1,246        1,048
                                                       ------       ------
         Net income                                   $ 2,594      $ 2,181
                                                       ======       ======
Net income per share
   Basic                                              $   .39      $   .33
                                                       ======       ======
   Diluted                                            $   .38      $   .32
                                                       ======       ======
Average common shares
   Basic                                            6,668,368    6,593,144
                                                    =========    =========
   Diluted                                          6,874,624    6,850,728
                                                    =========    =========
See accompanying notes to unaudited consolidated financial statements.

                    S.Y. BANCORP, INC. AND SUBSIDIARY
               Unaudited Consolidated Statements of Income
           For the nine months ended September 30, 1999 and 1998

                                                            1999      1998
                                                            ----      ----
     (In thousands, except share and per share data)
     Interest income
        Loans                                            $31,224   $27,800
        Federal funds sold                                   619       540
        Mortgage loans held for sale                         313       391
        U.S. Treasury and Federal agencies                 2,775     2,376
        Obligations of states and political
          subdivisions                                       601       405
                                                          ------    ------
              Total interest income                       35,532    31,512
                                                          ------    ------
     Interest expense
        Deposits                                          14,025    13,789
        Securities sold under agreements
          to repurchase and federal funds purchased        1,202       510
        Short-term borrowings                                 56        83
        Long-term debt                                       107       117
                                                          ------    ------
              Total interest expense                      15,390    14,499
                                                          ------    ------
              Net interest income                         20,142    17,013
     Provision for loan losses                             1,160     1,025
                                                          ------    ------
              Net interest income after
                provision for loan losses                 18,982    15,988
                                                          ------    ------
     Non-interest income
        Investment management and trust services           3,927     3,446
        Service charges on deposit accounts                2,563     2,078
        Gains on sales of mortgage loans held for sale     1,248     1,441
        Gains on sales of securities available for sale      100       341
        Other                                              1,654     1,095
                                                          ------    ------
              Total non-interest income                    9,492     8,401
                                                          ------    ------
     Non-interest expenses
        Salaries and employee benefits                    10,088     8,506
        Net occupancy expense                              1,258     1,037
        Furniture and equipment expense                    1,685     1,474
        Other                                              4,668     4,314
                                                          ------    ------
               Total non-interest expenses                17,699    15,331
                                                          ------    ------
              Income before income taxes                  10,775     9,058
     Income tax expense                                    3,494     2,918
                                                          ------    ------
              Net income                                 $ 7,281   $ 6,140
                                                          ======    ======
     Net income per share
        Basic                                            $  1.09   $   .94
                                                          ======    ======
        Diluted                                          $  1.06   $   .90
                                                          ======    ======
     Average common shares
        Basic                                          6,649,903 6,586,120
                                                       ========= =========
        Diluted                                        6,869,025 6,830,930
                                                       ========= =========
     See accompanying notes to unaudited consolidated financial statements.

                  S.Y. BANCORP, INC. AND SUBSIDIARY
           Unaudited Consolidated Statements of Cash Flows
           For the nine months ended September 30, 1999 and 1998

                                                                   1999       1998
                                                                   ----       ----
     (In thousands)
     Operating activities
     Net Income                                                $  7,281   $  6,140
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
          Provision for loan losses                               1,160      1,025
          Depreciation, amortization and accretion, net           1,380      1,280
          Gains on sales of mortgages held for sale            (  1,248)   ( 1,441)
          Gains on sales of securities available for sale      (    100)   (   341)
          Origination of mortgage loans held for sale          ( 75,287)   (76,422)
          Proceeds from sales of mortgage loans held for sale    82,142     74,644
          (Increase) decrease in accrued interest receivable and
            other assets                                       (    731)   ( 2,085)
          Increase (decrease) in accrued interest payable and
            other liabilities                                     2,052      2,327
                                                                -------     ------
     Net cash provided (used) by operating activities            16,649      5,127
                                                                -------     ------
     Investing activities
       Net (increase) decrease in federal funds sold              7,000   (  4,000)
       Purchases of securities available for sale              ( 51,694)  ( 55,665)
       Purchases of securities held to maturity                       -   ( 49,724)
       Proceeds from maturities of securities available for sale 61,934     29,308
       Proceeds from maturities of securities held to maturity    4,906     48,280
       Proceeds from sales of securities available for sale       5,637     11,306
       Proceeds from sales of other real estate                     895          -
       Net (increase) decrease in loans                        ( 69,353)  ( 60,465)
       Purchases of premises and equipment                     (  2,176)  (  2,337)
                                                                 ------     ------
     Net cash provided (used) by investing activities          ( 42,851)  ( 83,297)
                                                                 ------     ------
     Financing activities
       Net increase (decrease) in deposits                       37,655     69,260
       Net increase (decrease) in securities sold under
         agreements to repurchase and federal funds purchased  (  9,356)    15,907
       Net increase (decrease) in short-term borrowings           2,007   (  2,807)
       Repayments of long-term debt                                   -   (     15)
       Issuance of common stock for options and dividend
         reinvestment plan                                          780        477
       Cash dividends paid                                     (  1,561)  (  1,249)
                                                                 ------     ------
     Net cash provided (used) by financing activities            29,525     81,573
                                                                 ------     ------
     Net increase (decrease) in cash and cash equivalents         3,323      3,403
     Cash and cash equivalents at beginning of period            21,661     18,153
                                                                -------    -------
     Cash and cash equivalents at end of period                $ 24,984   $ 21,556
                                                                =======    =======
     Income tax payments were $4,775,000 in 1999, and $2,295,000 in 1998.
     Cash paid for interest was $15,480,000 in 1999, and $14,621,000 in 1998.

     See accompanying notes to unaudited consolidated financial statements.


                        S.Y. BANCORP, INC. & SUBSIDIARY
         Unaudited Consolidated Statement of Changes in Stockholders' Equity
                    For the nine months ended September 30, 1999

                                     Common Stock                                 Accumulated
                                     ------------                                    Other
                                Number of                              Retained  Comprehensive
                                 Shares         Amount     Surplus     Earnings  Income(Loss)      Total
                                 ------         ------     -------     --------  ------------      -----
(In thousands, except share
  and per share data)
Balance December 31, 1998      6,593,338       $ 5,535    $ 14,075      $ 23,868   $    465     $ 43,943

Net income	                           -             -           -         7,281         -         7,281
Stock options exercised           50,340           102         413             -         -           515
Shares issued for 401(k),
 dividend reinvestment and
 employee stock purchase
 plans                            25,381            63         552             -         -           615
Cash dividends, $.24 per
 share                                 -             -           -        (1,598)        -        (1,598)
Change in other
 comprehensive income(loss),
 net of tax                            -             -           -             -     (1,208)      (1,208)
                                 -------        ------      ------        ------    -------      -------
Balance September 30, 1999     6,669,059       $ 5,700    $ 15,040      $ 29,551   $ (  743)     $49,548
                               =========        ======     =======        ======    =======       ======

See accompanying notes to unaudited consolidated financial statements.

                           S.Y. BANCORP, INC. & SUBSIDIARY
                Unaudited Consolidated Statement of Comprehensive Income
                      For the nine months ended September 30, 1999

                                                               1999         1998
                                                               ----         ----
       (In thousands)
       Net income                                           $ 7,281      $ 6,140
         Other comprehensive income (loss), net of tax:
         Unrealized holding gains (losses) arising
           during the period                                 (1,273)         158
         Less reclassification adjustment for gains
           included in net income                                65          225
                                                              -----         ----
         Other comprehensive income (loss)                   (1,208)         383
                                                              -----         ----

         Comprehensive income                               $ 6,073      $ 6,523
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

          Interim results for the quarter and nine months ended September
     30, 1999 are not necessarily indicative of the results for the entire year.

     (2)  Allowance for Loan Losses

          An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                              1999         1998
                                              ----         ----
          Beginning balance                 $6,666       $5,921
          Provision for loan losses          1,160        1,025
          Loans charged off                 (  609)      (  326)
          Recoveries                            57           76
                                             -----        -----
          Ending balance                    $7,274       $6,696
                                             =====        =====

      (3) Net Income per share

            The following table reflects, for the three and nine months periods ended September 30, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).


                                     Three Months Ended        Nine Months Ended
                                        September 30               September
                                      1999        1998         1999        1998
                                      ----        ----         ----        ----
   Net income, basic and diluted   $ 2,594     $ 2,181      $ 7,281     $ 6,140
                                     =====       =====        =====       =====
   Average shares outstanding        6,668       6,593        6,650       6,586
   Effect of dilutive securities       207         258          219         245
                                     -----       -----        -----       -----
   Average shares outstanding
    including dilutive securities    6,875       6,851        6,869       6,831
                                     =====       =====        =====       =====
   Net income per share, basic     $   .39     $   .33      $  1.09     $   .94
                                     =====       =====        =====       =====
   Net income per share, diluted   $   .38     $   .32      $  1.06     $   .90
                                     =====       =====        =====       =====

(4)  Segments

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

    Selected financial information by business segment for the three and nine months ended September 30, 1999 and 1998 follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30          September  30
                                        1999        1998      1999      1998
                                        ----        ----      ----      ----
  (In thousands)
  Net interest income
    Commercial and retail banking    $ 6,648     $ 5,521   $18,895    $16,196
    Investment management and trust      389         246       996        564

     Mortgage banking                    104         114       251        253
                                      ------      ------    ------     ------
         Total                       $ 7,141     $ 5,881   $20,142    $17,013
                                      ======      ======    ======     ======

   Non-interest income
     Commercial and retail banking   $ 1,247     $ 1,062   $ 3,505    $ 2,946
     Investment management and trust   1,447       1,357     4,322      3,661
     Mortgage banking                    532         713     1,665      1,794
                                      ------      ------    ------     ------
         Total                       $ 3,226     $ 3,132   $ 9,492    $ 8,401
                                      ======      ======    ======     ======
   Net income
     Commercial and retail banking   $ 1,713     $ 1,447   $ 5,204    $ 4,211
     Investment management and trust     907         472     1,809      1,373
     Mortgage banking                (    26)        262       268        556
                                      ------      ------    ------      -----
         Total                       $ 2,594     $ 2,181   $ 7,281    $ 6,140
                                       ======      ======   ======     ======

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three and nine months periods ended September 30, 1999 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first half of 1999 compared to December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

   A.   RESULTS OF OPERATIONS

        Net income of $2,594,000 for the three months ended September 30, 1999 increased $413,000 or 18.9% from $2,181,000 for the comparable 1998 period. Basic net income per share was $.39 for the third quarter of 1999, an increase of 18.2% from the $.33 for the same period in 1998. Net income per share on a diluted basis was $.38 for the third quarter of 1999 compared to $.32 for the third quarter of 1998. This represents a 18.8% increase. Return on average assets and return on average stockholders' equity were 1.60% and 21.13%, respectively, for the third quarter of 1999, compared to 1.56% and 20.84%, respectively, for the same period in 1998.

        Net income of $7,281,000 for the first nine months of 1999 increased $1,141,000 or 18.6% from the comparable 1998 period. Basic net income per share was $1.09 for the first nine months of 1999, an increase of 16.0% from the $.94 for the same period in 1998. Net income per share on a diluted basis was $1.06 for the nine months ended September 30, 1999 compared to $.90 for the same period in 1998. This represents a 17.8% increase. Return on average assets and return on average stockholder's equity were 1.56% and 20.65%, respectively for the first nine months of 1999, compared to 1.56% and 20.72%, respectively, for the same period of 1998.

        The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

   Net Interest Income
   In thousands except percentages
                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                      1999        1998        1999      1998
                                      ----        ----        ----      ----
   Interest income                $ 12,377     $11,003     $35,532   $31,512
   Tax equivalent                       93          73         266       174
                                    ------      ------      ------    ------
   Interest income, tax equivalent
    basis                           12,470      11,076      35,798    31,686
   Total interest expense            5,236       5,122      15,390    14,499
                                    ------      ------      ------    ------
   Net interest income, tax equivalent
    basis (1)                     $  7,234     $ 5,954     $20,408   $17,187
                                    ======      ======      ======    ======

   Net interest spread (2),
                           annualized 4.12%       3.83%       4.02%     3.96%
                                    ======      ======      ======      =====
   Net interest margin (3),
                        annualized    4.82%       4.60%       4.71%     4.73%
                                    ======      ======      ======      =====
   Notes:

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

        Fully taxable equivalent net interest income of $7,234,000 for the three months ended September 30, 1999 increased $1,280,000 or 21.5% from $5,954,000 for the same period last year. Net interest spread and net interest margin were 4.12% and 4.82%, respectively, for the third quarter of 1999 and 3.83% and 4.60%, respectively, for the third quarter of 1998.

        Fully taxable equivalent net interest income of $20,408,000 for the nine months ended September 30, 1999 increased $3,221,000 or 18.7% from $17,187,000 for the same period last year. Net interest spread and net interest margin were 4.02% and 4.71%, respectively, for the first nine months of 1999 and 3.96% and 4.73%, respectively, for the first nine months of 1998.

        Average earning assets increased $94,415,000, or 19.5% to $579,799,000 for the first nine months of 1999 compared to 1998. Average interest bearing liabilities increased $79,060,000 or 19.4% to $485,744,000 for the first nine months of 1999 compared to 1998.

        Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of interest sensitive assets and liabilities to reduce interest rate risk. Bancorp manages interest rate risk by making both variable and fixed rate loans. Fixed rate loans are matched, along with investment securities against longeR term fixed rate time deposits. The Bank's largest interest earning asset is loans and approximately one third of the loan portfolio is comprised of variable rate loans. Variable rate loans re-price immediately with a change in prime rates. Additionally, during periods of declining interest rates, some customers with fixed rate loans may refinance to obtain lower rates on their loans. Deposits, the Bank's largest interest bearing liability, do not respond as quickly nor as significantly to changes in market interest rates. At September 30, 1999 Bancorp was asset sensitive 5.3% through one year based on currently expected repricing dates. With this position more interest bearing assets re-price within one year than do interest bearing liabilities. This position is generally favorable to net interest margin during periods of rising interest rates and generally unfavorable during periods of falling rates.
   Bancorp's management believes it has the ability to effectively manage the degree of market risk inherent in its interest sensitive financial instruments.

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


                                  For Twelve Month Period Ending
                                  ------------------------------
(Dollars in thousands)         9/30/00   9/30/01   9/30/02   9/30/03   9/30/04   Thereafter        Total
                               -------   -------   -------   -------   -------   ----------        -----
     Federal funds sold
     (variable rate)         $       -         -         -         -         -           -       $     -
     Average interest rate           -         -         -         -         -           -             -
     Loans held for sale
     Fixed rate              $   4,184         -         -         -         -           -       $ 4,184
     Average interest rate        7.61%        -         -         -         -           -          7.61%
     Securities
     Fixed rate              $   9,415    $ 8,939   $13,874   $11,199   $10,702     $23,139     $ 77,268
Average interest rate            6.93%       6.64%     6.21%     5.74%     5.64%       5.91%        6.23%
Loans
Fixed rate                   $  62,334    $49,131   $51,783   $50,735   $60,487     $76,178     $350,648
Average interest rate             8.80%      8.68%     8.65%     8.64%     8.32%       8.00%        8.48%
Variable rate                $  69,328    $41,479   $15,084   $11,194   $   646     $28,708     $166,439
Average interest rate             8.99%      8.73%     8.68%     8.43%     9.59%       7.39%        8.30%
Deposits
Non-interest
 bearing checking            $  14,004    $14,004   $14,004   $14,004   $14,004     $22,806     $ 92,826
Average interest rate                -          -         -         -         -           -            -
Savings and interest
 bearing checking             $ 28,666   $28,666    $28,666   $28,666   $28,666     $47,778     $191,108
Average interest rate             2.98%     2.98%      2.98%     2.98%     2.98%       2.98%        2.98%
Time deposits (fixed rate)    $189,125   $52,308    $10,969   $10,790   $ 5,253     $ 2,888     $271,333
Average interest rate             4.96      5.16%      5.68%     5.45%     5.33%       5.38%        5.02%
Other short-term borrowings
 (variable rate)              $  2,866         -          -         -         -           -     $  2,866
Average interest rate             3.13%        -          -         -         -           -         3.13%
Federal funds purchased
 and securities sold under
 agreements to repurchase
 (variable rate)              $ 29,173         -        -           -         -           -     $ 29,173
Average interest rate             4.21%        -        -           -         -           -         4.21%
Long-term debt
 (variable rate)              $      -        -         -           -         -     $ 2,100     $  2,100
Average interest rate                -        -         -           -         -        7.03%        7.03%
Interest rate collar
Notional amount               $100,000        -         -           -         -           -     $100,000
Cap strike rate                   8.38%       -         -           -         -           -         8.38%
Floor strike rate                 7.60%       -         -           -         -           -         7.60%



   Provision for Loan Losses

        The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgment, deserve current recognition in estimating loan losses.

        An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                          Nine Months Ended
                                                             September 30
(In thousands except percentages)                          1999         1998
                                                           ----         ----
      Balance at January 1                             $  6,666     $  5,921
      Provision for loan losses                           1,160        1,025
      Loan charge-offs, net of recoveries              (    552)    (    250)
                                                        -------      -------
      Balance at September 30                          $  7,274     $  6,696
                                                        =======      =======
      Average loans, net of unearned income            $479,368     $404,525
                                                        =======      =======
      Provision for loan losses to average loans (1)        .32%         .35%
                                                        =======      =======
      Net loan charge-offs to average loans (1)             .15%         .08%
                                                        =======      =======
      Allowance for loan losses to average loans           1.55%        1.66%
                                                        =======      =======
      Allowance for loan losses to period-end loans        1.41%        1.56%
                                                        =======      =======
     (1) Amounts annualized

      Non-interest Income and Expenses

      The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 1999 and 1998.



                                        Three Months Ended     Nine Months Ended
                                            September 30          September 30
In thousands                              1999        1998      1999       1998
                                          ----        ----      ----       ----
  Non-interest income
    Investment management and trust
     services                           $1,309      $1,148     3,927     3,446
    Service charges on deposit accounts    896         788     2,563     2,078
    Gains on sales of mortgage loans
     held for sale                         377         556     1,248     1,441
    Gains on sales of securities
     available for sale                      -         157       100       341
    Other                                  644         483     1,654     1,095
                                         -----       -----     -----    ------
    Total non-interest income           $3,226      $3,132   $ 9,492    $8,401
                                         =====       =====     =====     =====
  Non-interest expenses
    Salaries and employee benefits      $3,511      $2,973   $10,088    $8,506
    Net occupancy expense                  449         386     1,258     1,037
    Furniture and equipment expense        598         579     1,685     1,474
    Other                                1,669       1,471     4,668     4,314
                                         -----       -----     -----     -----
    Total non-interest expenses         $6,227      $5,409   $17,699   $15,331
                                         =====       =====    ======    ======

        Non-interest income increased $94,000, or 3.0%, for the third quarter of 1999, compared to the same period in 1998. Trust income increased $161,000 or 14.0% in the third quarter of 1999, as compared to the same period in 1998. Non-interest income increased $1,091,000 or 13.0%, for the first nine months of 1999,compared to the same period in 1998. Trust income increased $481,000 or 14.0% in the first nine months of 1999, as compared to the same period in 1998 reflecting the growth in the trust department. Trust assets under management at September 30, 1999 were $ 828 million as compared to $770 million at December 31, 1998 and $712 million at September 30, 1998.

        Service charges on deposit accounts increased $108,000 or 13.7% in the third quarter of 1998 and $485,000 or 23.3% in the first nine months of 1999 as compared to the same periods in 1998. Growth in deposit accounts spurred mainly by the opening of new branch offices has presented opportunities for increased fee income in this area. Additionally, service charges for commercial deposit accounts were raised effective January 1, 1999.

        Gains on sales of mortgage loans were $377,000 in the third quarter of 1999 compared to $556,000 in 1998 and $1,248,000 in the first nine months of 1999 compared to $1,441,000 in the same period of 1998. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in 1998 and early 1999 stimulated home buying and refinancing; however in the second quarter of 1999, refinancing activity slowed. The mortgage company began origination and sale of sub-prime loans in 1998. This activity contributed $143,000 to the above gains in 1999 compared to $70,000 in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. The Bank has no sub prime loans in its portfolio, and management does not intend to retain any of these loans in the portfolio.

        Gains on sales of securities available for sale in both 1999 and 1998 occurred as management sold shorter term securities for intermediate term, higher yielding securities.

        Other non-interest income increased $161,000 or 33.3% in the third quarter of 1999 and $559,000 or 51.1% in the first nine months of 1999 compared to the same periods in 1998. Numerous factors contribute to this increase, including (year to date) $157,000 from full service brokerage, $123,000 from check card income and $85,000 from title service fees.

        Non-interest expenses increased $818,000 or 15.1% for the third quarter and $2,368,000 or 15.4% for the first nine months of 1999 compared to the same periods in 1998. Salaries and employee benefits increased $538,000, or 18.1%, for the third quarter and $1,582,000 or 18.6% for the first nine months of 1999 compared to the same periods in 1998. These increases arose in part from regular salary increases. Also, employees continue to be added to support the Bank's growth. The Bank had 312 full time equivalent employees as of September 30, 1999 and 267 full time equivalents as of September 30, 1998. Net occupancy expense increased $63,000 or 16.3% in the third quarter of 1999 and $211,000 or 21.3% for the first nine months of 1999 as compared to 1998. Furniture and equipment expense increased $19,000, or 3.3%, for the third quarter and $211,000 or 14.3% for the first nine months of 1999 compared to 1998. These increases are largely due to the addition of new banking centers. Additionally, the Bank continues to update computer equipment andsoftware as technology advances. These capital asset additions flow through the statement of income as depreciation expense. Other non-interest expenses have increased $198,000 or 13.5% in the third quarter and $354,000 or 8.2% for the first nine months of 1999 as compared to 1998. These increases arise from numerous factors and reflect the Bank's growth.

   Income Taxes

        Bancorp had income tax expense of $3,494,000 for the first nine months of 1999, compared to $2,918,000 for the same period in 1998. The effective rate was 32.4% in 1999 and 32.2% in 1998.

   B.   FINANCIAL CONDITION
        Total Assets

        Total assets increased $37,650,000 from December 31, 1998 to
   September 30, 1999. Average assets for the first nine months of 1999 were $625,676,000. Total assets at September 30, 1999 increased $78,418,000 from September 30, 1998, representing a 13.8% increase. Since year end, loans have increased approximately $68.8 million; cash and due from banks and federal funds sold decreased $3.7 million; securities available for sale decreased $17.7 million, and securities held to maturity decreased $4.8 million. Mortgage loans available for sale decreased $5.6 million.



        Nonperforming Loans and Assets

        Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $2,851,000 at September 30, 1999 and $2,163,000 at
   December 31, 1998. This represents .55% of total loans at September 30, 1999 compared to .48% at December 31, 1998.

        Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $3,134,000 at September 30, 1999 and $4,057,000 at December 31, 1998. This represents .48% of total assets at September 30, 1999 compared to .67% at December 31, 1998.

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

        Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 1999, the Bank may pay up to $16,741,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

   D.   CAPITAL RESOURCES

        At September 30, 1999, stockholders' equity totaled $49,548,000, an increase of $5,606,000 since December 31, 1998 due primarily to retained net income. One component of equity is accumulated other comprehensive income (losses) which for Bancorp consists solely of net unrealized gains or losses on securities available for sale, net of taxes. Accumulated other comprehensive losses were $743,000 at September 30, 1999 and accumulated other comprehensive income was $465,000 at December 31, 1998.

        Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

        At September 30, 1999, Bancorp's tier 1, total risk based capital and leverage ratios were 9.65%, 10.96% and 7.58%, respectively. These ratios exceed the minimum required by regulators to be well capitalized (6%, 10% and 5%, respectively). Capital ratios of the Bank and the consolidated entity have decreased over the past several years; however the trend reversed slightly in the fourth quarter of 1998 and the first half of 1999. The decline in capital ratios has occurred with the rapid expansion of the Bank, when assets have increased faster than capital has grown.

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

       Ensure ongoing board of director involvement in Year 2000 efforts; Adopt a written project plan;
       Renovate mission-critical systems;
       Complete tests of renovated systems by specific deadlines;
       Plan for contingencies; and
       Manage customer risk.

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

   Timetable for carrying out Year 2000 plans

        The awareness, assessment and renovation phases of the Company's Year 2000 plan are essentially complete. Testing has been completed in all areas. In addition to testing, the Bank has developed business resumption plans in the event absolutely critical systems fail despite representations from vendors and favorable test results. These plans should enable the Bank to function at a level sufficient to serve the majority of customers' needs. Additionally, management has significantly curtailed the installation of new information technology systems for the remainder of 1999. To ensure the Bank's ability to respond to customer needs and demands, significant information technology additions were accelerated into the last quarter of 1998 and the first half of 1999. These scheduling accelerations have allowed adequate time to test the new applications for Y2K compliance.

   Cost to Address Bancorp's Year 2000 Issues

        Costs to prepare for the Year 2000 include new hardware, software, internal staff costs and consulting expenses. Bancorp's incremental expense related to the Year 2000 was approximately $60,000 in 1998 and 1997 and management anticipates incurring a similar amount for 1999 (approximately $45,000 has been expensed in the first nine months of 1999). Detailed budgets include capital expenditures primarily to replace desk top computers which will not be Year 2000 compliant. To date, capital expenditures to replace non compliant equipment have totaled approximately $133,000. Management anticipates spending another $50,000 in the remainder of 1999 on capital expenditures.

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

   Part II - Other Information

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Item 4.  Submission of Matters to a Vote of Security Holders
            None

   Item 6.  Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            The registrant was not required to file a Form 8-K for any of the three months ended September 30, 1999.

                                             SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               S.Y. BANCORP, INC.

   Date:   November, 1999                      By:  /s/ David H. Brooks
                                                   ----------------------------
                                                   David H. Brooks, Chairman
                                                   and Chief Executive Officer
   Date:   November, 1999                      By:  /s/ David P. Heintzman
                                                   ----------------------------
                                                   David P. Heintzman, President
   Date:   November, 1999                      By:  /s/ Nancy B. Davis
                                                   ----------------------------
                                                   Nancy B. Davis, Executive
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer