Form 10-K
period 1999-12-31
S Y BANCORP INC
filed 2000-03-22
CIK 835324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
      DECEMBER 31, 1999                                     1-13661

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X__ NO_____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 25, 2000, was $113,216,000.

The number of shares of registrant's Common Stock, no par value, outstanding as of February 25, 2000, was 6,639,046.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 26, 2000 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                               S.Y. BANCORP, INC.
                                    FORM 10-K
                                      INDEX

                                                                            PAGE
                                                                            ----

PART I:

     Item 1. Business                                                         3

     Item 2. Properties                                                       5

     Item 3. Legal Proceedings                                                5

     Item 4. Submission of Matters to a Vote of Security Holders              5

PART II:

     Item 5. Market for Registrant's Common Stock and Related
             Stockholder Matters                                              7

     Item 6. Selected Financial Data                                          7

     Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

     Item 7a. Quantitative and Qualitative Disclosures About Market Risk     27

     Item 8. Financial Statements and Supplementary Data                     27

     Item 9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        54

PART III:

     Item 10. Directors and Executive Officers of the Registrant             54

     Item 11. Executive Compensation                                         54

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                                 54

     Item 13. Certain Relationships and Related Transactions                 55

PART IV:

     Item 14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                      55

SIGNATURES                                                                   57


                                     PART I

ITEM 1. BUSINESS

S. Y. Bancorp, Inc. ("Bancorp"), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has one subsidiary, Stock Yards Bank & Trust Company. The subsidiary is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of its subsidiary bank.

STOCK YARDS BANK & TRUST COMPANY

Stock Yards Bank & Trust Company ("the Bank") was originally chartered in 1904. In 1972, the Bank was granted full trust powers. In 1989, the Bank began to branch and thereby expand its retail business. The Bank's historical market niche has been providing commercial loans to small and mid-size companies. The Bank's staff focuses on establishing and maintaining long term relationships with customers. The Bank engages in a wide range of commercial and personal banking activities, including checking, savings and time deposit accounts; making of commercial, industrial, real estate, and consumer loans; issuance of letter of credit; and rental of safe deposit boxes. The Bank also provides a wide range of personal and corporate trust services. The Bank operates a mortgage company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The mortgage division provides customers with a variety of options for home mortgages, including VA and FHA financing. The Bank offers full service brokerage products through an affiliation with a third party. In addition, the Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Bank have access to automatic teller machines through a regional network.

The Bank actively competes with other local and regional commercial banks and financial services institutions such as credit unions, savings and loans associations, insurance companies, brokerage companies, finance companies and mutual funds. Many banks and other financial services institutions with which the Bank competes have capital and resources substantially in excess of the Bank. Many of these competitors have broader geographic markets, higher lending limits, sell broader product lines and make more effective use of advertising than can the Bank. While primarily serving Jefferson County, Kentucky, the Bank also serves customers residing in the adjacent Kentucky counties of Oldham, Shelby and Bullitt and in southern Indiana. Via a 1996 acquisition, Bancorp established banking operations in southern Indiana, a part of the Louisville, Kentucky metropolitan area. Factors affecting the Bank's ability to compete effectively include pricing, product availability, and service.

The Bank has fourteen banking centers including the main office. Some of these locations are owned while others are leased. See "ITEM 2. PROPERTIES."

At December 31, 1999, the Bank had 316 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Bank consider their relationships with employees to be good.

See Note 20 to Bancorp's consolidated financial statements for the year ended December 31, 1999 (page 53 herein) for information relating to the Bank's business segments.

SUPERVISION AND REGULATION

Bank holding companies and commercial banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the business and prospects of Bancorp and the Bank.

Bancorp, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In addition, Bancorp is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.

The Bank is subject to the supervision of and regular examination by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation insures the deposits of the bank to the current maximum of $100,000 per depositor.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the 1994 Act") removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the 1994 Act, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the transaction. Kentucky banks are also permitted to acquire a branch in another state if permitted by law of the other state. Kentucky currently does not permit de novo branching by out-of-state banks into Kentucky, and it does not permit an out-of-state bank to acquire a bank in Kentucky that has been in existence less than five years.

In November 1999, the Gramm-Leach-Bliley Act ("the 1999 Act") to repeal the Depression-era barrier between commercial and investment banking established by the Glass-Steagall act, as well as the prohibition on the mixing of banking and insurance established by the Bank Holding Company Act of 1956 was signed into law. The 1999 Act will allow for affiliations among banks, securities firms and insurance companies by means of a financial holding company ("FHC"). The effective date for these new affiliation powers is 120 days from the date of enactment. Before that effective date the various regulatory agencies are expected to issue related regulations implementing the requirements of the new law. In most cases the creation of an FHC is a simple election and notice to the Federal Reserve Board. The 1999 Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be "well managed" and "well capitalized" and must have received a rating of "satisfactory" or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the 1999 Act will make it less cumbersome for banks to offer services "financial in nature" but beyond traditional banking activities. Likewise, non-banking financial firms may find it easier to offer services which have, heretofore, been provided primarily by depository institutions.

ITEM 2. PROPERTIES

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location there are also a drive-through facility and the Bank's operations center. In addition to the main office complex, the Bank owned six branch properties at December 31, 1999 (one of which is located on leased land). The Bank also leased seven branch facilities. Of the fourteen banking locations, twelve are located in Louisville and two are located in nearby southern Indiana. See Notes 5 and 15 to Bancorp's consolidated financial statements for the year ended December 31, 1999, for additional information relating to amounts invested in premises, equipment and lease commitments.

ITEM 3. LEGAL PROCEEDINGS

See Note 15 to Bancorp's consolidated financial statements for the year ended December 31, 1999, for information relating to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names and ages (as of December 31, 1999) of all current executive officers of Bancorp. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.


       Name and Age                Position and offices
   of Executive Officer               with Bancorp
   --------------------       ------------------------------------
     David H. Brooks          Chairman and Chief Executive Officer
     Age 57                   and Director

     David P. Heintzman       President and Director
     Age 40

     Kathy C. Thompson        Executive Vice President and Director
     Age 38

     Phillip S. Smith         Executive Vice President
     Age 42

     Gregory A. Hoeck         Executive Vice President
     Age 49

     Nancy B. Davis           Executive Vice President, Secretary, Treasurer and
     Age 44                   Chief Financial Officer


Mr. Brooks was appointed Chairman and Chief Executive Officer of Bancorp and the Bank in 1993. Prior thereto, he was President of Bancorp and the Bank.

Mr. Heintzman was appointed President of Bancorp and the Bank in 1993. Prior thereto, he served as Treasurer and Chief Financial Officer of Bancorp and Executive Vice President of the Bank.

Ms. Thompson was appointed Executive Vice President of Bancorp and the Bank in 1996. She joined the Bank in 1992 as Senior Vice President and is Manager of the Investment Management and Trust Department.

Mr. Smith was appointed Executive Vice President of the Bank in 1996. Prior thereto, he was Senior Vice President of the Bank. He is primarily responsible for the commercial lending area of the Bank.

Mr. Hoeck joined the Bank as Executive Vice President in 1998. He is primarily responsible for the retail and marketing areas of the Bank. Prior to joining the Bank, Mr. Hoeck was an Executive Vice President for PNC Bank and the Retail Market Manager for the Kentucky and Indiana markets.

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999. Prior thereto, she was Senior Vice President of Bancorp and the Bank. She was appointed Chief Financial Officer of Bancorp in 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Bancorp's common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp's common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in note 14 to the consolidated financial statements. On December 31, 1999, Bancorp had 750 shareholders of record.


                      1999                         1998
           ------------------------------  -----------------------------
                           Cash Dividends                 Cash Dividends
Quarter       High    Low     Declared     High     Low     Declared
-------       ----    ---     --------     ----     ---     --------

First      $ 27.50  $23.00     $ .08     $ 20.75  $ 19.38    $ .06
Second       25.13   22.00       .08       28.00    21.00      .07
Third        25.25   22.00       .08       24.32    22.57      .08
Fourth       24.38   21.50       .09       25.25    21.38      .08


ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                 YEARS ENDED DECEMBER 31
                                                                 -----------------------
(Dollars in thousands except per share data)       1999      1998        1997       1996        1995
--------------------------------------------       ----      ----        ----       ----        ----

Net interest income                              $ 27,470   $ 23,294   $ 19,723   $ 16,538   $  14,609
Provision for loan losses                           1,635      1,600      1,000        800       1,260
Net income                                          9,706      8,218      6,534      5,179       4,056

PER SHARE DATA
Net income, basic                                $   1.46   $   1.25   $   1.00   $    .79   $     .63
Net income, diluted                                  1.41       1.21        .96        .77         .61
Cash dividends declared                               .33        .28        .24        .20         .18

AVERAGE BALANCES
Stockholders' equity                             $ 48,052   $ 40,691   $ 34,174   $ 29,675   $  25,964
Assets                                            637,276    540,696    437,037    352,977     295,892
Long-term debt                                      2,100      2,100      2,259      1,171         607

RATIOS
Return on average assets                             1.52%      1.52%      1.50%      1.47%       1.37%
Return on average stockholders' equity              20.20      20.20      19.12      17.45       15.62
Average stockholders' equity to average assets       7.54       7.53       7.82       8.41        8.77


Per share information has been adjusted to reflect stock splits and stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (the Bank). Bancorp, incorporated in 1988, has no active business operations. Thus Bancorp's business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 1999, the Bank had fourteen locations. The combined effect of added convenience with the Bank's focus on flexible, attentive customer service has been key to the Bank's growth and profitability. The wide range of services added by the wealth management group (investment management and trust, private banking, and brokerage) and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

This report contains forward-looking statements under the Private Securities Litigation Reform act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiary operate; competition for Bancorp's customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp' customers; other risks detailed in Bancorp's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

This discussion should be read in conjunction with Bancorp's consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.


RESULTS OF OPERATIONS

Net income was $9,706,000 or $1.41 per share on a diluted basis in 1999. This compares to $8,218,000 or $1.21 per share in 1998 and $6,534,000 or $.96 per share in 1997. The increase in 1999 net income was attributable to growth in both net interest income and non-interest income which was partially offset by increased non-interest expenses. Earnings include a 18.3% increase in fully taxable equivalent net interest income and a 11.0% increase in non-interest income. Fees for investment management and trust services, service charges on deposit accounts, and other non-interest income increased for the year. Partially offsetting these increases, gains on sales of mortgage loans available for sale and gains on sales of securities available for sale decreased in 1999. Non-interest expenses increased 14.8%. Non-interest expenses increased in all categories reflective of continued expansion of the banking center network.

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

Comparative information regarding net interest income is provided in the table below.


(Dollars in thousands)         1999         1998        1997     1999/98 Change   1998/97 Change
----------------------         ----         ----        ----     --------------   --------------

Net interest income         $  27,839    $  23,541    $  19,899      16.7%            18.3%
Net interest spread              4.03%        3.94%        4.06%        9bp            (12bp)
Net interest margin              4.72%        4.71%        4.89%        1bp            (18bp)
Average earning assets      $ 590,011    $ 499,598    $ 407,089      18.1%            22.7%
Prime rate at year end           8.50%        8.00%        8.50%       50bp            (50bp)
Average prime rate               8.44%        8.35%        8.00%        9bp             35bp


bp = basis point = 1/100 of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operates. The Bank's variable rate loans are indexed to prime rate and reprice as the prime rate changes.

ASSET / LIABILITY MANAGEMENT AND INTEREST RATE RISK

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By using both on and off-balance sheet financial instruments, Bank management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities, and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast. By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The December 31, 1999 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

INTEREST RATE SIMULATION SENSITIVITY ANALYSIS


------------------------------------------------------------------------------------------------------------------------------------
                                                                      Net Interest      Net Income    Diluted EPS
(Dollars in thousands except per share information)                   Income Change      Change         Change
------------------------------------------------------------------------------------------------------------------------------------

Increase 200 bp                                                         $   912          $ 598          $ 0.09
Increase 100bp                                                              357            238            0.03
Decrease 100 bp                                                            (743)          (478)          (0.07)
Decrease 200 bp                                                          (1,306)          (861)          (0.13)


To assist in achieving a desired level of interest rate sensitivity, management entered into an off-balance sheet interest rate collar which was designed to mitigate the effect of a drop in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. See note 16 to the consolidated financial statements.

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

Bancorp's interest bearing liabilities slightly exceed its interest earning assets on a cumulative repricing basis through one year. This position, which is termed a negative interest sensitivity gap, generally allows for a positive impact on net interest income in periods of declining interest rates and a negative impact on net interest income during periods of rising interest rates. In Bancorp's case, during periods of changing rates, variable rate loans reprice immediately. While deposit rates will respond, they will not change as quickly nor as drastically. Bancorp's interest rate risk management strategy includes monitoring the mix of variable rate loans and fixed rate loans, which at December 31, 1999 were approximately 30% and 70%, respectively. Management is aware, however, that it will be necessary to re-negotiate rates on some of the fixed rate loans if the prime rate drops.

As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities.


------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                 2000        2001        2002       2003       2004   Thereafter   Total     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments
Federal funds sold (variable rate)   $  6,000          -          -          -          -          -   $  6,000   $  6,000
Average interest rate                    6.06%         -          -          -          -          -       6.06%

Loans held for sale (fixed rate)     $  2,608          -          -          -          -          -   $  2,608   $  2,608
Average interest rate                    7.42%         -          -          -          -          -       7.42%

Securities
Fixed rate                           $ 11,591   $ 12,101   $  9,074   $  9,651   $ 19,881   $ 21,933   $ 84,231   $ 84,006
Average interest rate                    6.60%      6.57%      6.79%      6.24%      5.74%      6.36%      6.43%

Loans
Fixed rate                           $ 55,453   $ 49,522   $ 52,070   $ 50,093   $ 60,645   $108,048   $375,831   $369,354
Average interest rate                    8.71%      8.65%      8.76%      8.55%      8.29%      8.29%      8.40%
Variable rate                        $ 73,865   $ 17,829   $  7,589   $  4,706   $  5,674   $ 61,364   $171,027   $171,027
Average interest rate                    8.92%      8.93%      8.83%      8.89%      8.90%      8.74%      8.85%

Deposits
Non-interest bearing checking        $ 13,346   $ 13,346   $ 13,346   $ 13,346   $ 13,346   $ 22,245   $ 88,975   $ 88,975
Average interest rate                       -          -          -          -          -          -          -

Savings and interest
 bearing checking                    $ 28,918   $ 28,918   $ 28,918   $ 28,918   $ 28,918   $ 48,199   $192,789   $192,789
Average interest rate                    2.99%      2.99%      2.99%      2.99%      2.99%      2.99%      2.99%

Time deposits (fixed rate)           $199,948   $ 57,701   $ 11,052   $ 10,311   $  5,159   $  4,027   $288,198   $288,570
Average interest rate                    5.18%      5.28%      5.65%      5.51%      5.47%      5.80%      5.20%

Federal funds purchased,
 securities sold under agreements
 to repurchase and other
 short-term borrowings
 (variable rate)                     $ 57,409          -          -          -          -          -   $ 57,409   $ 57,409
Average interest rate                    4.75%         -          -          -          -          -       4.75%

Long term debt (variable rate)       $      -          -          -          -          -   $  2,100   $  2,100   $  2,100
Average interest rate                       -%         -          -          -          -       7.75%      7.75%

Interest rate collars
 Notional amount                     $100,000          -          -          -          -          -   $100,000   $   (298)
  Cap strike rate                        8.37%         -          -          -          -          -          -          -
  Floor strike rate                      7.63%         -          -          -          -          -          -          -


The following table presents the increases in net interest income due to changes in volume and rate computed on a tax equivalent basis and indicates how net interest income in 1999 and 1998 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% tax rate. The change in interest due to both rate and volume has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS


                                           1999/1998                       1998/1997
------------------------------------------------------------------------------------------------------------------------------------
                                              Increase (Decrease)             Increase (Decrease)
                                      Net            Due to          Net            Due to
                                    Change      Rate     Volume     Change       Rate    Volume
(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                              $ 5,193    $(1,771)   $ 6,965    $ 7,173    $  (470)   $ 7,643
Federal funds sold                      69         13         56         90        (40)       130
Mortgage loans held for sale          (182)        (9)      (174)       241         (5)       246
Securities
  Taxable                              312        (73)       385       (164)      (163)        (1)
  Tax-exempt                           382        (34)       416        264         81        183
                                   --------   --------   --------   --------   --------   --------
TOTAL INTEREST INCOME                5,774     (1,874)     7,648      7,604       (597)     8,201
                                   --------   --------   --------   --------   --------   --------
INTEREST EXPENSE
Deposits
    Interest bearing demand deposits   852        (58)       910      1,102        269        833
    Savings deposits                   (25)      (122)        97         (9)       (60)        51
    Money market deposits               36        (49)        85       (170)       (39)      (131)
    Time deposits                     (166)    (1,190)     1,024      2,907        (21)     2,928
Securities sold under
    agreements to repurchase and
    federal funds purchased            810        (76)       886        153        (48)       201
Other short-term borrowings            (24)       (14)       (10)        (7)        17        (24)
Long-term debt                          (7)        (7)         -        (14)        (2)       (12)
                                   --------   --------   --------   --------   --------   --------
TOTAL INTEREST EXPENSE               1,476     (1,516)     2,992      3,962        116      3,846
                                   --------   --------   --------   --------   --------   --------
NET INTEREST INCOME                $ 4,298    $  (358)   $ 4,656    $ 3,642    $  (713)   $ 4,355
                                   ========   ========   ========   ========   ========   ========


PROVISION FOR LOAN LOSSES
In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers' ability to pay. The provision for loan losses is summarized below.


--------------------------------------------------------------------------------
(Dollars In thousands)                     1999      1998     1997
--------------------------------------------------------------------------------
Provision for loan losses                $ 1,635   $ 1,600   $ 1,000
Allowance to loans at year end              1.34%     1.49%     1.60%
Allowance to average loans for year         1.49%     1.61%     1.80%
                                         ========= ========= =========


The Bank's charge-off history has been below the levels of its peers and the loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 1999, is adequate to absorb losses inherent in the loan portfolio as of this date. See "Financial Condition-Allowance for Loan Losses" on page 19.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
The following table provides a comparison of the components of non-interest income and expenses for 1999, 1998 and 1997. The table shows the dollar and percentage charge from 1998 to 1999 and from 1997 to 1998. Below the table is a discussion of significant charges and trends.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                       1999/98              1998/97
(Dollars In thousands)                               1999     1998       1997    Change        %        Change     %
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Investment management and trust services          $ 5,194   $ 4,573   $ 3,332   $   621      13.6 %    $ 1,241    37.2 %
Service charges on deposit accounts                 3,484     2,886     1,936       598      20.7          950    49.1
Gains on sales of mortgage loans held for sale      1,511     2,047     1,077      (536)    (26.2)         970    90.1
Gains on sales of securities available for sale       100       341        80      (241)    (70.7)         261   326.3
Other                                               2,331     1,525     1,000       806      52.9          525    52.5
                                                  -------   -------   -------   -------      ------    -------   -------
                                                  $12,620   $11,372   $ 7,425   $ 1,248      11.0 %    $ 3,947    53.2 %
                                                  =======   =======   =======   =======      ======    =======   =======
NON-INTEREST EXPENSES
Salaries and benefits                             $13,750   $11,660   $ 9,846   $ 2,090      17.9 %    $ 1,814    18.4 %
Net occupancy expense                               1,711     1,407     1,121       304      21.6          286    25.5
Furniture and equipment expense                     2,282     2,009     1,633       273      13.6          376    23.0
Other                                               6,388     5,943     4,141       445       7.5        1,802    43.5
                                                  -------   -------   -------   -------      ------    -------   -------
                                                  $24,131   $21,019   $16,741   $ 3,112      14.8 %    $ 4,278    25.6 %
                                                  =======   =======   =======   =======      ======    =======   =======


The largest component of non-interest income is income from investment managment and trust services. This area of the bank continues to grow through attraction of new business, customer retention and market appreciation. At December 31, 1999 assets under managment totaled $914 million compared to $770 million at December 31, 1998 and $632 million as of December 31, 1997. Included in these totals are the assets of the Bank's investment portfolio. These amounts were $76 million at year end 1999, $100 million at year end 1998, and $60 million at year end 1997. Growth in the department's assets include both personal and employee benefit accounts.

Growth in service charges on deposit accounts is primarily due to increased account volumes. Secondarily, rates for service charges are reviewed annually and were increased in early 1999 and 1998. Growth in deposit account volume has occurred from new banking locations and in reaction to discontent arising from larger bank mergers and resultant changes.

The Bank operates a mortgage banking company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing as well as a program for low income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Favorable rates in 1998 and early 1999 stimulated home buying and refinancing, however, beginning in the second quarter of 1999, rising rates resulted in lower levels of activity, particularly refinancing. The mortage company began origination and sale of sub-prime loans in 1998. This activity contributed $212,000 to the gains on sales of mortgage loans in 1999 and $98,000 in 1998. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. The Bank retains none of these sub-prime loans in its portfolio.

Significant changes in other non-interest income in 1999 as compared to 1998 and 1998 as compared to 1997 were largely due to the following factors.


--------------------------------------------------------------------------------
(Dollars In thousands)        1999   1998   1997
--------------------------------------------------------------------------------
Title services fees           $314   $252   $ -
Check card income              408    236    121
Full service brokerage fees    491    286    221
ATM surcharge                  108     -      -
                              ====   ====   ====


As the Bank has marketed debit card more actively, corresponding check card income has increased. Similarly, to further build full service relationships with customers, the Bank has increased its staff of full service brokers to three, and fee income has increased as the overall volume of business has grown. Finally, in 1999 the Bank began surcharging non customers when they use a Stock Yards Bank ATM.

Salaries and benefits are the largest component of non-interest expenses. Increases in personnel expense arose in part from regular salary increases. Officer increases are effective January 1 and non-officer increases are effective on each individual's anniversary date. Also, the Bank continues to add employees to support growth. At December 31, 1999, the Bank had 316 full-time equivalent employees compared to 275 at the same date in 1998 and 250 for 1997. There are no significant obligations for post-retirement or post-employment benefits.

Net occupancy expenses have increased as the Bank has added banking centers. During 1999, the Bank opened two locations; during 1998 the Bank opened one. At December 31, 1999 the Bank had fourteen banking center locations including the main office. Furniture and equipment expenses have increased with the addition of banking centers. Further, the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income, over the lives of the assets, in the form of depreciation expense.

Other non-interest expenses have increased from numerous factors and reflect the Bank's growth. Among costs which increased significantly were courier and delivery, communications and supplies.

INCOME TAXES

A three year comparison of income tax expense and effective tax rate follows.


--------------------------------------------------------------------------------
(Dollars In thousands)                  1999         1998      1997
--------------------------------------------------------------------------------
Income tax expense                     $4,618       $3,829    $2,873
Effective tax rate                       32.2 %       31.8 %    30.5 %
                                       ======       ======     ======


FINANCIAL CONDITION

EARNING ASSETS AND INTEREST BEARING LIABILITIES
The following table presents summary information with regard to Bancorp's financial condition.


--------------------------------------------------------------------------------------------------------------------
                                                                              1999/98                1998/97
(Dollars In thousands)                    1999       1998       1997     Change        %        Change       %
--------------------------------------------------------------------------------------------------------------------
Average earning assets                 $590,011   $499,598   $407,089   $ 90,413     18.1 %    $ 92,509     22.7 %
Average interest bearing liabilities    493,866    417,574    335,007     76,292     18.3        82,567     24.6
Average total assets                    637,276    540,696    437,037     96,580     17.9       103,659     23.7
Total year end assets                   689,815    609,788    478,597     80,027     13.1       131,191     27.4
                                       ========   ========   ========   ========     ======    ========     ======


The Bank has experienced significant growth over the last several years. Growth of average earning assets occurred primarily in the area of loans. Loan demand continued to be strong during 1999. From year end 1998 to year end 1999, commercial and industrial loans increased 12.5%. Construction and development loans increased 15.3%. Real estate mortgage loans increased 25.6%. Consumer loans increased 26.9%. Partially offsetting growth in loans was a decrease in investment securities.

The increase in average interest bearing liabilities from 1998 to 1999 occurred in all categories. Interest bearing demand deposits showed the largest growth. With rising interest rates, depositors chose shorter term accounts. Typically, balances will shift more toward time deposits when depositors perceive rates to have reached the top of the cycle. Another area of significant growth in 1998 was securities sold under agreements to repurchase. Commercial depositors have the opportunity to enter into a sweep agreement whereby excess demand deposit balances are transferred to a separate account. This balance is used to purchase securities sold under agreements to repurchase. In the fourth quarter of 1999, the Bank accepted up to $20 million in public funds from the Jefferson County, Kentucky Sheriff. These funds were generated from the collection of property taxes and were withdrawn from the Bank during January 2000. During 1998 the Bank increased its emphasis on these sweep services. Also during 1998, "sweep" accounts that had been invested in off balance sheet vehicles through a third party were converted to securities sold under agreements to repurchase.

AVERAGE BALANCES AND INTEREST RATES - TAXABLE EQUIVALENT BASIS


                                                  YEAR 1999                     YEAR 1998                       YEAR 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                       Average                 Average  Average              Average    Average             Average
(Dollars in thousands)                 Balances   Interest      Rate    Balances  Interest    Rate     Balances  Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold                    $ 14,795      $ 781       5.28% $ 13,736  $    712      5.18%   $ 11,131    $ 622      5.59%
Mortgage loans held for sale             5,141        368       7.14     7,577       550      7.26       4,181      309      7.39
Securities
         Taxable                        59,860      3,640       6.08    53,552     3,328      6.21      53,567    3,492      6.52
         Tax exempt                     18,114      1,197       6.61    11,798       815      6.91       9,048      551      6.09
Loans, net of unearned income          492,101     42,907       8.72   412,935    37,714      9.13     329,162   30,541      9.28
                                       -------     ------       ----   -------    ------      ----     -------   ------      ----
TOTAL EARNING ASSETS                   590,011     48,893       8.29   499,598    43,119      8.63     407,089   35,515      8.72
                                                   ------       ----              ------      ----               ------      ----
Less allowance for loan losses           7,172                           6,401                           5,530
                                       -------                         -------                         -------
                                       582,839                         493,197                         401,559
NON-EARNING ASSETS
Cash and due from banks                 23,996                          20,975                          15,899
Premises and equipment                  16,454                          14,823                          12,051
Accrued interest receivable and
         other assets                   13,987                          11,701                           7,528
TOTAL ASSETS                          $637,276                        $540,696                       $ 437,037
                                      --------                        --------                       ---------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand deposits    $110,049    $ 3,222       2.93% $ 78,995  $  2,370      3.00%     50,137   $1,268      2.53%
  Savings deposits                      28,345        740       2.61    24,953       765      3.07      23,352      774      3.31
  Money market deposits                 45,789      1,478       3.23    43,191     1,442      3.34      47,138    1,612      3.42
  Time deposits                        266,544     13,694       5.14   247,503    13,860      5.60     195,209   10,953      5.61
Securities sold under
         agreements to repurchase
         and federal funds purchased    39,231      1,692       4.31    18,813       882      4.69      14,408      729      5.06
Other short-term borrowings              1,808         82       4.54     2,019       106      5.25       2,504      113      4.51
Long-term debt                           2,100        146       6.95     2,100       153      7.29       2,259      167      7.39
                                       -------     ------       ----   -------    ------      ----     -------   ------      ----
TOTAL INTEREST BEARING LIABILITIES     493,866     21,054       4.26   417,574    19,578      4.69     335,007   15,616      4.66
                                                   ------       ----              ------      ----               ------      ----
NON-INTEREST BEARING LIABILITIES
Non-interest bearing demand deposits    87,609                          75,332                          63,857
Accrued interest payable and
         other liabilities               7,749                           7,099                           3,999
                                       -------                         -------                         -------
TOTAL LIABILITIES                      589,224                         500,005                         402,863
STOCKHOLDERS' EQUITY                    48,052                          40,691                          34,174
                                       -------                         -------                         -------
TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                       $637,276                        $540,696                       $ 437,037
                                      ========                        ========                       =========
NET INTEREST INCOME                              $ 27,839                        $ 23,541                       $19,899
                                                 ========                        ========                       =======
NET INTEREST SPREAD                                             4.03%                         3.94%                          4.06%
                                                                ====                          ====                           ====
NET INTEREST MARGIN                                             4.72%                         4.71%                          4.89%
                                                                ====                          ====                           ====

Securities

The primary purpose of the securities portfolio is to provide another source of interest income as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

The carrying value of securities is summarized as follows:

---------------------------------------------------------------------------------------------
                                                                  DECEMBER 31
(In thousands)                                          1999         1998         1997
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
   U.S. Treasury and federal agency obligations         $50,115     $67,297     $31,244
   Mortgage-backed securities                             1,128        --          --
   Obligations of states and political subdivisions       9,662       4,774         218
   Other                                                  1,928       1,470       1,277
                                                        -------     -------     -------
                                                        $62,833     $73,541     $32,739
                                                        =======     =======     =======

SECURITIES HELD TO MATURITY
   U.S. Treasury and federal agency obligations         $ 1,000     $ 2,012     $ 3,864
   Mortgage-backed securities                             8,486      13,197      16,826
   Obligations of states and political subdivisions      11,912      12,537       7,962
                                                        -------     -------     -------
                                                        $21,398     $27,746     $28,652
                                                        =======     =======     =======

The maturity distribution and weighted average interest rates of debt securities at December 31, 1999, are as follows:


                                                             After one but          After five but
                                     Within one year       within five years       within ten years      After ten years
                                    ----------------       ------------------     -----------------      --------------------
(Dollars in thousands)              Amount      Rate       Amount        Rate     Amount       Rate      Amount      Rate
-----------------------------------------------------------------------------------------------------------------------------
MONI
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and
         federal agency
         obligations              $ 4,994        5.67%    $38,215        5.74%    $ 6,906       6.12%  $    --         --%
Mortgage-backed
         securities                   233        6.19         895        6.19          --         --        --         --
Obligations of states
         and political
         subdivisions                  --          --       1,025        4.21       4,908       4.29      3,729      5.17
                                   -------      -------     -----        ----       -----       ----      -----      ----
                                  $ 5,227        5.69%    $40,135        5.71%    $11,814       5.36%  $  3,729      5.17%
                                  =======        ====     =======        ====     =======       ====   ========      ====

SECURITIES HELD TO MATURITY
U.S. Treasury and
         federal agency
         obligations              $ 1,000        6.34%    $    --          --%    $    --         --%  $    --         --%
Mortgage-backed
         securities                 2,995        6.60       5,491        6.60          --         --         --        --
Obligations of states
         and political
         subdivisions               2,361        5.45       4,132        4.64       5,419       4.42         --        --
                                    -----        ----       -----        ----       -----       ----      ----       ----
                                  $ 6,356        6.14%    $ 9,623        5.76%    $ 5,419       4.42%  $     --        --%
                                  =======        ====     =======        ====     =======       ====   ========      ====

Loan Portfolio

Bancorp's primary source of income is interest on loans. The following table presents the composition of loans as of the end of the last five years.



                                                           December 31
---------------------------------------------------------------------------------------------------------------
(In thousands)                      1999              1998             1997            1996           1995
---------------------------------------------------------------------------------------------------------------
Commercial and industrial        $ 116,248         $ 103,345        $ 101,030       $ 88,352       $ 81,325
Construction and development        34,760            30,155           21,481         22,518         15,327
Real estate mortgage               349,164           277,994          217,830        166,574        137,618
Consumer                            46,686            36,792           29,952         24,104         18,667
                                 ---------         ---------        ---------       --------       --------
                                 $ 546,858         $ 448,286        $ 370,293       $301,548       $252,937
                                 =========         =========        =========       ========       ========


The following tables show the amounts of commercial and industrial loans, and construction and development loans, at December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.


                                                                Maturing
--------------------------------------------------------------------------------------------------
                                                    After one but
                                     Within one      within five     After five
(In thousands)                           year          years            years         Total
---------------------------------------------------------------------------------------------------
Commercial and industrial             $ 31,431       $ 50,185          $ 34,632      $ 116,248
Construction and development            34,760              -                 -         34,760
                                      ========       =========         =========     =========



                                                          Interest Sensitivity
------------------------------------------------------------------------------------
                                                          Fixed       Variable
(In thousands)                                             rate         rate
------------------------------------------------------------------------------------
Due after one but within five years                     $ 43,161     $  7,024
Due after five years                                      11,057       23,575
                                                        --------     --------
                                                        $ 54,218     $ 30,599
                                                        ========     ========

Nonperforming Loans and Assets

The following table presents information summarizing nonperforming assets, including nonaccrual loans.



                                                           December 31
--------------------------------------------------------------------------------------------------
(In thousands)                           1999        1998        1997        1996        1995
---------------------------------------------------------------------------------------------------
Nonaccrual loans                        $2,770      $2,163      $  290      $  854      $1,212
Restructured loans                          --          --          --          --          --
Loans past due, 90 days or
    more and still accruing              1,645         197         682         102          --
                                        ------      ------      ------      ------      ------
Nonperforming loans                     $4,415      $2,360      $  972      $  956      $1,212
Foreclosed real estate                      --       1,836          --         275          --
Other foreclosed property                   85          58          --          --          --
                                        ------      ------      ------      ------      ------
Nonperforming assets                    $4,500      $4,254      $  972      $1,231      $1,212
                                        ======      ======      ======      ======      ======
Nonperforming loans as a
         percentage of total loans         .81%        .53%        .26%        .32%        .48%
Nonperforming assets as a
         percentage of total assets        .65%        .70%        .20%        .30%        .37%



The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 1999 totaled $0. Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $175,000.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans of approximately $704,000 are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss. The allowance for loan losses is discussed further under the heading "Provision for Loan Losses" on page 12.

ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses has been established to provide for loans which may not be fully repaid. Loan losses arise primarily from the loan portfolio, but may also be generated from other sources such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible; however, collection efforts continue and future recoveries may occur.

The allowance is maintained at a level considered by management to be adequate to cover losses that are inherent in the loan portfolio. Factors considered include past loss experience, general economic conditions, and information about specific borrower situations including financial position and collateral values. Estimating inherent loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgements about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb inherent losses on existing loans that may become uncollectible. See "Results of Operations - Provision for Loan Losses" on page 12.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense:



                                                                Years ended December 31
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                  1999          1998          1997         1996           1995
--------------------------------------------------------------------------------------------------------------------


Average loans                                 $492,101      $412,935      $329,162      $273,031      $229,674
                                              ========      ========      ========      ========      ========
Balance of allowance for loan
         losses at beginning of year          $  6,666      $  5,921      $  5,155      $  4,507      $  3,649
Loans charged off
         Commercial and industrial                 644           146            75           107           435
         Real estate mortgage                       43            54            26            45            13
         Consumer                                  348           735           183           112            82
                                              --------      --------      --------      --------      --------
                  Total loans charged off        1,035           935           284           264           530
                                              --------      --------      --------      --------      --------

Recoveries of loans
         previously charged off
         Commercial and industrial                   5            14             3            27            95
         Real estate mortgage                       10            18             9            16            13
         Consumer                                   55            48            38            47            20
                                              --------      --------      --------      --------      --------
                  Total recoveries                  70            80            50            90           128
                                              --------      --------      --------      --------      --------

Net loans charged off                              965           855           234           174           402
Additions to allowance
         charged to expense                      1,635         1,600         1,000           800         1,260
Balance of allowance of
         acquired bank at date
         of acquisition                           --            --            --              22          --
                                              --------      --------      --------      --------      --------
Balance at end of year                        $  7,336      $  6,666      $  5,921      $  5,155      $  4,507
                                              ========      ========      ========      ========      ========
Ratio of net charge-offs
         during year to average
         loans                                     .20%          .21%          .07%          .06%          .18%
                                                   ===           ===           ===           ===           ===

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.



                                                                 December 31
--------------------------------------------------------------------------------------------------------------------
(In thousands)                      1999          1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------

Commercial and industrial          $2,743       $2,625       $2,337       $1,913       $2,227
Construction and development           58           51          201          241          108
Real estate mortgage                1,351        1,739        2,034        1,775          964
Consumer                              981          921          163          253          148
Unallocated                         2,203        1,330        1,186          973        1,060
                                   ------       ------       ------       ------       ------
                                   $7,336       $6,666       $5,921       $5,155       $4,507
                                   ======       ======       ======       ======       ======

The ratio of loans in each category to total outstanding loans is as follows:



                                                                 December 31
--------------------------------------------------------------------------------------------------------------------
(In thousands)                      1999       1998       1997        1996       1995
--------------------------------------------------------------------------------------------------------------------

Commercial and industrial           21.2%      23.1%      27.3%      29.3%      32.1%
Construction and development         6.4        6.7        5.8        7.5        6.1
Real estate mortgage                63.8       62.0       58.8       55.2       54.4
Consumer                             8.6        8.2        8.1        8.0        7.4
                                   -----      -----      -----      -----      ------
                                   100.0%     100.0%     100.0%     100.0%     100.0%
                                   =====      =====      =====      =====      =====

Presented below are selected ratios relating to the allowance for loan losses:



                                                            Years ended December 31
---------------------------------------------------------------------------------------
                                                          1999      1998      1997
---------------------------------------------------------------------------------------

Provision for loan losses to average loans                .33%      .39%      .30%
Net charge-offs to average loans                          .20%      .21%      .07%
Allowance for loan losses to average loans               1.49%     1.61%     1.80%
Allowance for loan losses to year end loans              1.34%     1.49%     1.60%
Loan loss coverage                                      16.54X    15.98X    44.47X

Deposits

Bancorp's core deposits consist of non-interest and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit over $100,000 and IRAs. These deposits, along with other borrowed funds are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements. The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:




                                                            YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                1999                   1998                      1997
-----------------------------------------------------------------------------------------------------------
                              Average      Average    Average    Average       Average      Average
                              Balance       Rate      Balance     Rate         Balance       Rate
                           ----------    ---------  ---------   --------    ----------   ----------

Non-interest bearing
         demand deposits     $ 87,609         -%     $ 75,332        -%      $ 63,857          -%
Interest bearing
         demand deposits      110,049       2.93       78,995      3.00        50,137       2.53
Savings deposits               28,345       2.61       24,953      3.07        23,352       3.31
Money market deposits          45,789       3.23       43,191      3.34        47,138       3.42
Time deposits                 266,544       5.14      247,503      5.60       195,209       5.61
                          -----------    ========    ---------   =======     ---------    =======
                          $   538,336                $469,974               $ 379,693
                          ===========                ========               =========

Maturities of time deposits of $100,000 or more outstanding at December 31, 1999, are summarized as follows:



-----------------------------------------------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------------------------------------------
                                    Amount

3 months or less                  $ 16,168
Over 3 through 6 months             16,153
Over 6 through 12 months            32,306
Over 12 months                      18,171
                                  --------
                                  $ 82,798
                                  ========

Short-Term Borrowings

Federal funds purchased represent overnight borrowings. Repurchase agreements have maturities of less than one month.




                                                            Years ended December 31
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                1999                   1998                      1997
-----------------------------------------------------------------------------------------------------------
                                 Amount     Rate      Amount    Rate     Amount      Rate

Securities sold under
  agreements to repurchase
      Year end balance           $53,455     5.24%    $33,529    4.15%   $11,684      5.15%
      Average during year         38,847     4.31      18,527    4.67     12,481      4.95
                                             =====               ====                 ======
      Maximum month end
       balance during year        54,974               33,867             12,265
                                  ======               ======             ======


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

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the Federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 1999 the amount of available credit from the FHLB totaled $128 million. To date, the Bank has not needed to access this source of funds. Additionally, the Bank has $100 million available credit through the Federal Reserve Bank. Finally, the Bank has federal funds purchased lines with correspondent banks totaling $46 million and Bancorp has a $6 million line of credit with a correspondent bank.

Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in note 14 to Bancorp's consolidated financial statements, the Bank may pay up to $13,951,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

Capital

Information pertaining to Bancorp's capital balances and ratios follows:



                                           Years ended December 31
--------------------------------------------------------------------------------
(Dollars in thousands)             1999             1998         1997
--------------------------------------------------------------------------------
Stockholder's equity          $   50,254      $   43,943        14.4%
Dividends per share           $      .33      $      .28        17.9%
Tier 1 risk-based capital           9.55%           9.50%          5bp
Total risk-based captial           10.86%          10.82%          4bp
Leverage ratio                      7.56%           7.31%         25bp
                                    ====            ====          ==

The increase in stockholders' equity from 1998 to 1999 was due to the strong earnings of 1999 coupled with a philosophy to retain approximately 70% to 80% of earnings in equity.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The value of both balance sheet and off balance sheet items are adjusted to reflect credit risks.

Note 18 to the consolidated financial statements provides more details of regulatory capital requirements as well as capital ratios of the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. These ratios for Bancorp and the Bank had decreased over the last several years as assets grew more quickly than equity. This trend reversed somewhat during 1999 as equity growth began to catch up with asset growth and the Bank assumed a more liquid balance sheet position in anticipation of the Year 2000 century date change. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

In January, 1999 and August, 1996, the Board of Directors declared 2-for-1 stock splits to be effected in the form of 100% stock dividends. The new shares were distributed in February, 1999 and September, 1996, respectively. These capital changes were made to enhance shareholder value by increasing the number of shares of Bancorp's stock outstanding and to reduce the per share market price of the stock. Per share information has been restated to reflect the stock splits. In November, 1999 Bancorp announced a 200,000 share common stock buy back program representing approximately 3% of it's common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. The buy back is not being used to reduce excess capital.

A component of equity is accumulated other comprehensive income (losses) which for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive losses were $1,351,000 at December 31, 1999 and accumulated other comprehensive income was $465,000 at December 31, 1998. The resulting $1,816,000 decrease in equity is primarily a reflection of the effect of rising interest rates on the valuation of the Bank's portfolio of securities available for sale.

Return on Assets and Equity

The following table presents various key financial ratios:



                                                         Years ended December 31
-----------------------------------------------------------------------------------
(Dollars in thousands)                                  1999      1998        1997
-----------------------------------------------------------------------------------

Return on average assets                               1.52%      1.52%      1.50%
Return on average stockholders' equity                20.20      20.20      19.12
Dividend pay out ratio, based on basic EPS            22.60      22.40      24.12
Average stockholders' equity to average assets         7.54       7.53       7.82
                                                       ====       ====       ====

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments on the balance sheet at fair value.

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

During 1999 the Financial Account Standards Board issued Statement No. 137 which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement 133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

QUARTERLY OPERATING RESULTS

Following is a summary of quarterly operating results for 1999 and 1998:


                                                     1999                                                1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands,
except per share data)          4th Qtr.     3rd Qtr.     2nd Qtr.    1st. Qtr.    4th Qtr.      3rd Qtr.     2nd Qtr.     1st. Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Interest income                 $12,992      $12,377      $11,846      $11,309      $11,360      $11,003      $10,618      $ 9,891
Interest expense                  5,664        5,236        5,211        4,943        5,079        5,122        4,918        4,459
                                -------      -------      -------      -------      -------      -------      -------      -------
Net interest income               7,328        7,141        6,635        6,366        6,281        5,881        5,700        5,432
Provision for loan losses           475          300          300          560          575          375          350          300
                                -------      -------      -------      -------      -------      -------      -------      -------
Net interest income
   after provision                6,853        6,841        6,335        5,806        5,706        5,506        5,350        5,132
Non-interest income               3,128        3,226        3,235        3,031        2,971        3,132        2,841        2,428
Non-interest expenses             6,432        6,227        5,978        5,494        5,688        5,409        5,153        4,769
                                -------      -------      -------      -------      -------      -------      -------      -------
Income before income
   taxes                          3,549        3,840        3,592        3,343        2,989        3,229        3,038        2,791
Income tax expense                1,124        1,246        1,149        1,099          911        1,048          976          894
                                -------      -------      -------      -------      -------      -------      -------      -------
Net income                      $ 2,425      $ 2,594      $ 2,443      $ 2,244      $ 2,078      $ 2,181      $ 2,062      $ 1,897
                                =======      =======      =======      =======      =======      =======      =======      =======

Basic earnings per share        $  0.36      $  0.39      $  0.37      $  0.34      $  0.32      $  0.33      $  0.32      $  0.29
Diluted earnings per share         0.35         0.38         0.36         0.33         0.31         0.32         0.30         0.28
                                =======      =======      =======      =======      =======      =======      =======      =======

Per share information has been adjusted to reflect the February, 1999 2-for-1 stock split.

YEAR 2000

SUMMARY

Challenges and problems anticipated with the Year 2000 (Y2K) received a great deal of attention during the last several years. As described below, the Bank, as well as many other businesses and consumers, prepared carefully and thoroughly for the century date change. Management has noted no Y2K computer problems which would have and effect on the Bank's financial position or results of operations. Nor has it noted changes in customer behavior patterns, including loan demand or repayment abilities. Because preparation for the year 2000 was a significant event for the Bank, the following discussion is provided.

GENERAL NATURE AND IMPACT OF YEAR 2000 ISSUES

The underlying problem was that many computer systems used only the last two digits of a year in reading a date. Thus, they could have interpreted dates with the Year 2000 to be 1900. The concern was that, on January 1, 2000, computer systems would stop working or generate erroneous data unless these problems were corrected. In addition to information technology issues, equipment with embedded micro-controllers might not have functioned properly. Examples of this equipment would include thermostats, elevators, and electronics with time/date mechanisms. Many companies incurred significant expenses to remediate anticipated Year 2000 problems.

Banking institutions were near the forefront in addressing Year 2000 issues as bank regulators began focusing banks' attention on Year 2000 issues earlier than most businesses. Year 2000 issues were first a part of banking regulatory review at Stock Yards Bank & Trust Company in its November, 1997 examination by the FDIC.

BANCORP'S GENERAL PLANS AND ACTIONS TO ADDRESS YEAR 2000 ISSUES, INCLUDING RELATIONSHIPS WITH CUSTOMERS, VENDORS AND OTHERS

Bancorp's management undertook an evaluation of the effects Year 2000 might have on its information systems and other important aspects of its business. Degrees of risk were determined for various areas and each system was assigned a priority for timing of renovation, testing and implementation. Through a combination of consultations with and certifications from vendors, testing and contingency planning, management prepared for the century date change.

Two other major areas of evaluation were the Bank's loan customers and fiduciary relationships arising from the trust department. Borrowers' noncompliance with Year 2000 issues could adversely affect their ability to service their debt. The Bank requested written representation from significant loan customers to verify and document customer Year 2000 readiness. Evaluation of the creditworthiness of these customers included a review of the customer's self assessment as to compliance with Year 2000 issues. Based upon the responses of customers, an evaluation of the nature of these customers' businesses and their states of Y2K readiness, and the collateral held on these loans, management concluded the degree of risk of loss to the bank did not warrant a specific Y2K allowance for loan losses.

Y2K related to the department's fiduciary responsibilities with regard to the ability of investments to continue to maintain income and principal payment streams, if applicable. Also, third party paying agents and processors needed be able to continue providing timely and accurate services.

COST TO ADDRESS BANCORP'S YEAR 2000 ISSUES
Costs to prepare for the Year 2000 included new hardware, software, internal staff costs and consulting expenses. Bancorp's incremental expense related to the Year 2000 was approximately $60,000 in 1999, 1998 and 1997. Capital expenditures were primarily to replace desk top computers which were determined not be Year 2000 compliant.

IMPACT OF YEAR 2000 ON BANCORP'S RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

In addition to the factors mentioned above, management reviewed the liquidity position and needs of the Bank. Anticipating Year 2000, the Bank prepared to be more liquid. Concerns included:

     - Loan customers with lines of credit experiencing increased cash needs and, therefore, drawing more on their lines of credit.
     - Loan customers making payments more slowly if their cash positions were tighter.
     -    Depositors withdrawing higher than average amounts of cash.

In preparing for these concerns, the Bank prepared by having higher than average levels of cash on hand and additional available credit. See "Liquidity" on page 23.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 11 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Bancorp and report of independent auditors are included below.

Consolidated Balance Sheets - December 31, 1999 and 1998
Consolidated Statements of Income - years ended December 31, 1999, 1998, and
1997
Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Comprehensive Income - years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998, and 1997
Notes to Consolidated Financial Statements
Independent Auditors' Report
Management's Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31
-------------------------------------------------------------------------------------
(Dollars in thousands)                                         1999          1998
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $  27,813    $  21,661
Federal funds sold                                              6,000        7,000
Mortgage loans held for sale                                    2,608        9,791
Securities available for sale (amortized cost $64,705
  in 1999 and $72,837 in 1998)                                 62,833       73,541
Securities held to maturity (approximate market
  value $21,173 in 1999 and $28,404 in 1998)                   21,398       27,746
Loans                                                         546,858      448,286
Allowance for loan losses                                       7,336        6,666
                                                             ---------     -------
Net loans                                                     539,522      441,620
Premises and equipment                                         16,420       15,619
Accrued interest receivable and other assets                   13,221       12,810
                                                             ---------     -------
TOTAL ASSETS                                                $ 689,815    $ 609,788
                                                             =========     =======

LIABILITIES
Deposits
  Non-interest bearing                                      $  88,975    $  85,133
  Interest bearing                                            480,987      432,479
                                                             ---------     -------
Total deposits                                                569,962      517,612
Securities sold under agreements to repurchase
  and federal funds purchased                                  53,455       38,529
Other short-term borrowings                                     3,954          859
Accrued interest payable and other liabilities                 10,090        6,745
Long-term debt                                                  2,100        2,100
                                                             ---------     -------
TOTAL LIABILITIES                                             639,561      565,845
                                                             =========     =======

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
  issued and outstanding 6,647,059 in 1999 and
  6,593,338 in 1998                                             5,627        5,535
Surplus                                                        14,602       14,075
Retained earnings                                              31,376       23,868
Accumulated other comprehensive income                         (1,351)         465
                                                             ---------     -------
TOTAL STOCKHOLDERS' EQUITY                                     50,254       43,943
                                                             ---------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 689,815    $ 609,788
                                                             =========     =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                         YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------
(In thousands, except per share data)                    1999      1998     1997
-----------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                 $42,899   $37,705   $30,523
Federal funds sold                                        781       712       622
Mortgage loans held for sale                              368       550       309
Securities
         Taxable                                        3,640     3,328     3,492
         Tax exempt                                       836       577       393
                                                      -------   -------   -------
TOTAL INTEREST INCOME                                  48,524    42,872    35,339
                                                      -------   -------   -------
INTEREST EXPENSE
Deposits                                               19,134    18,437    14,607
Securities sold under agreements to repurchase
         and federal funds purchased                    1,692       882       729
Other short-term borrowings                                82       106       113
Long-term debt                                            146       153       167
                                                      -------   -------   -------
TOTAL INTEREST EXPENSE                                 21,054    19,578    15,616
                                                      -------   -------   -------
NET INTEREST INCOME                                    27,470    23,294    19,723
Provision for loan losses                               1,635     1,600     1,000
                                                      -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    25,835    21,694    18,723
                                                      -------   -------   -------
NON-INTEREST INCOME
Investment management and trust services                5,194     4,573     3,332
Service charges on deposit accounts                     3,484     2,886     1,936
Gains on sales of mortgage loans held for sale          1,511     2,047     1,077
Gains on sales of securities available for sale           100       341        80
Other                                                   2,331     1,525     1,000
                                                      -------   -------   -------
TOTAL NON-INTEREST INCOME                              12,620    11,372     7,425
                                                      =======   =======   =======
NON-INTEREST EXPENSES
Salaries and employee benefits                         13,750    11,660     9,846
Net occupancy expense                                   1,711     1,407     1,121
Furniture and equipment expense                         2,282     2,009     1,633
Other                                                   6,388     5,943     4,141
                                                      -------   -------   -------
TOTAL NON-INTEREST EXPENSES                            24,131    21,019    16,741
                                                      =======   =======   =======
INCOME BEFORE INCOME TAXES                             14,324    12,047     9,407
Income tax expense                                      4,618     3,829     2,873
                                                      -------   -------   -------
NET INCOME                                            $ 9,706   $ 8,218   $ 6,534
                                                      =======   =======   =======
NET INCOME PER SHARE, BASIC                           $  1.46   $  1.25   $  1.00
                                                      =======   =======   =======
NET INCOME PER SHARE, DILUTED                         $  1.41   $  1.21   $   .96
                                                      =======   =======   =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   THREE YEARS ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                                    Accumulated Other
                                                Number                                   Retained     Comprehensive
(In thousands, except share data)             of Shares     Amount        Surplus        Earnings         Income      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                     6,542,960    $    5,451    $   13,390    $   12,535    $      218    $   31,594

Net income                                          -             -             -           6,534           -           6,534
Change in other comprehensive
         income, net of tax                         -             -             -             -              74            74
Stock options exercised                          11,104            18            87           -             -             105
Shares issued for dividend reinvestment
         and employee stock purchase plans        9,878            17           167           -             -             184
Cash dividends, $ .24 per share                     -             -             -          (1,574)          -          (1,574)
                                              ----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1997                     6,563,942         5,486        13,644        17,495           292        36,917

Net income                                          -             -             -           8,218           -           8,218
Change in other comprehensive
         income, net of tax                         -             -             -             -             173           173
Stock options exercised                           9,938            16            37           -             -              53
Shares issued for dividend reinvestment
         and employee stock purchase plans       19,458            33           394           -             -             427
Cash dividends, $ .28 per share                     -             -             -          (1,845)          -          (1,845)
                                              ----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1998                     6,593,338         5,535        14,075        23,868           465        43,943

Net income                                          -             -             -           9,706           -           9,706
Change in other comprehensive
         income, net of tax                         -             -             -             -          (1,816)       (1,816)
Stock options exercised                          51,340           106           416           -             -             522
Shares issued for dividend reinvestment
         and employee stock purchase plans       25,381            63           552           -             -             615
Cash dividends, $ .33 per share                     -             -             -          (2,198)          -          (2,198)
Shares repurchased                              (23,000)          (77)         (441)          -             -            (518)
                                              ----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999                     6,647,059    $    5,627    $   14,602    $   31,376    $   (1,351)   $   50,254
                                              ==========   ===========   ===========   ===========   ===========   ===========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                   YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
(In thousands)                                     1999       1998     1997
--------------------------------------------------------------------------------
NET INCOME                                       $ 9,706    $ 8,218   $ 6,534

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities
  available for sale
  Unrealized holding gains (losses) arising
    during the period                             (1,628)       398       127
  Less reclassification adjustment for gains
    included in net income                            65        225        53
Minimum pension liability adjustment                (123)       -         -
                                                 --------   -------   -------
Other comprehensive income (loss)                 (1,816)       173        74
                                                 --------   -------   -------

COMPREHENSIVE INCOME                             $ 7,890    $ 8,391   $ 6,608
                                                 ========   =======   =======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                1999         1998          1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $   9,706    $   8,218    $   6,534
Adjustments to reconcile net income to net cash provided by
  operating activities
  Provision for loan losses                                                    1,635        1,600        1,000
  Depreciation, amortization and accretion, net                                1,493        1,702        1,360
  Provision for deferred income taxes                                           (203)        (749)        (286)
  Gains on sales of securities available for sale                               (100)        (341)         (80)
  Gains on sales of mortgage loans held for sale                              (1,511)      (2,047)      (1,077)
  Origination of mortgage loans held for sale                                (89,097)    (110,155)     (58,009)
  Proceeds from sales of mortgage loans held for sale                         97,791      107,594       58,265
  (Increase) decrease in accrued interest receivable and other assets           (487)      (2,623)      (1,453)
  Increase (decrease) in accrued interest payable and other liablilities       3,371        2,816          366
                                                                           ----------   ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     22,598        6,015        6,620
                                                                           ----------   ----------   ----------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                  1,000       (1,000)      (1,500)
Purchases of securities available for sale                                   (77,492)    (111,143)     (23,487)
Purchases of securities held to maturity                                         -        (49,995)     (11,380)
Proceeds from sales of securities available for sale                          10,618       11,306        4,026
Proceeds from maturities of securities available for sale                     75,016       59,637        6,604
Proceeds from maturities of securities held to maturity                        6,391       50,807       39,567
Net increase in loans                                                        (99,537)     (78,848)     (68,979)
Purchases of premises and equipment                                           (2,178)      (3,255)      (5,096)
Proceeds from sales of other real estate                                       1,235          -            172
                                                                           ----------   ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                        (84,947)    (122,491)     (60,073)
                                                                           ----------   ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                                                      52,350      100,041       62,320
Net increase (decrease) in securities sold under agreements
  to repurchase and federal funds purchased                                   14,926       24,845       (6,044)
Net increase (decrease) in short-term borrowings                               3,095       (3,624)       1,815
Proceeds from long-term debt                                                     -            -          1,800
Repayments of long-term debt                                                     -            (15)      (2,382)
Issuance of common stock                                                         743          480          257
Common stock repurchases                                                        (518)         -            -
Cash dividends paid                                                           (2,095)      (1,743)      (1,508)
                                                                           ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     68,501      119,984       56,258
                                                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           6,152        3,508        2,805
                                                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                21,661       18,153       15,348
                                                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  27,813    $  21,661    $  18,153
                                                                           ==========   ==========   ==========


Income tax payments were $5,915,000 in 1999, $2,803,000 in 1998, and $3,256,000 in 1997. Cash paid for interest was $21,099,000 in 1999, $19,762,000 in 1998, and $15,767,000 in 1997.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

STATEMENT OF CASH FLOWS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

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

LOANS
Loans are stated at the unpaid principal balance less deferred loan fees. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in a nonaccrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest received on nonaccrual loans is generally applied to principal. Nonaccrual loans are returned to accrual status once principal recovery is reasonably assured.

Loans are classified as impaired when it is probable the Bank will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans' effective interest rate or at the fair value of the loans' collateral, if applicable. Generally, impaired loans are also in nonaccrual of interest status.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level that adequately provides for losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various loan categories and such other factors that, in management's judgement, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

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

OTHER ASSETS
Goodwill is being amortized over 15 years on a straight-line basis. Bancorp assesses the recoverability of goodwill by determining whether the carrying value of the asset can be realized over its remaining projected life. Undiscounted future operating cash flows of the acquired business are considered. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Bancorp's average cost of funds.

Other real estate is carried at the lower of cost or fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value and realized gains or losses are reflected in operations.

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

During 1999, the Financial Accounting Standards Board issued Statement 137 which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement 133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

(2) RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 1999, the amount of those required reserve balances was approximately $4,913,000.

(3) SECURITIES

The amortized cost and approximate market value of securities available for sale follow:


----------------------------------------------------------------------------------------------
                                                                               Approximate
                                                   Amortized     Unrealized       Market
(In thousands)                                       Cost      Gains     Losses    Value
----------------------------------------------------------------------------------------------
DECEMBER 31, 1999
U.S. Treasury and federal agencies                 $51,609   $    27   $ 1,521   $50,115
Mortgage-backed securities                           1,166        -         38     1,128
Obligations of states and political subdivisions    10,002         8       348     9,662
Other                                                1,928        -         -      1,928
                                                   -------   -------   -------   -------
                                                   $64,705   $    35   $ 1,907   $62,833
                                                   =======   =======   =======   =======
DECEMBER 31, 1998
U.S. Treasury and federal agencies                 $66,613   $   684   $    -    $67,297
Obligations of states and political subdivisions     4,754        26         6     4,774
Other                                                1,470        -         -      1,470
                                                   -------   -------   -------   -------
                                                   $72,837   $   710   $     6   $73,541
                                                   =======   =======   =======   =======


The amortized cost and approximate market value of securities held to maturity follow:


----------------------------------------------------------------------------------------------
                                                                               Approximate
                                                   Amortized     Unrealized       Market
(In thousands)                                       Cost      Gains     Losses    Value
----------------------------------------------------------------------------------------------
DECEMBER 31, 1999
U.S. Treasury and federal agencies                 $ 1,000   $    -     $   -    $ 1,000
Mortgage-backed securities                           8,486        48       125     8,409
Obligations of states and political subdivisions    11,912        45       193    11,764
                                                   -------   -------   -------   -------
                                                   $21,398   $    93   $   318   $21,173
                                                   =======   =======   =======   =======
DECEMBER 31, 1998
U.S. Treasury and federal agencies                 $ 2,012   $    32   $    -    $ 2,044
Mortgage-backed securities                          13,197       325        -     13,522
Obligations of states and political subdivisions    12,537       302         1    12,838
                                                   -------   -------   -------   -------
                                                   $27,746   $   659   $     1   $28,404
                                                   =======   =======   =======   =======


A summary of debt securities as of December 31, 1999 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than contractual maturities.


                                  SECURITIES               SECURITIES
                               AVAILABLE FOR SALE        HELD TO MATURITY
--------------------------------------------------------------------------------
                             Amortized    Approximate   Amortized  Approximate
(In thousands)                  Cost      Market Value    Cost     Market Value
--------------------------------------------------------------------------------
Due within one year           $ 5,234      $ 5,227      $ 6,356      $ 6,346
Due after one year
    through five years         41,269       40,135        9,623        9,600
Due after five years
     through ten years         12,426       11,814        5,419        5,227
Due after ten years             3,848        3,729         --           --
                              -------      -------      -------      -------
                              $62,777      $60,905      $21,398      $21,173
                              =======      =======      =======      =======


Securities with a carrying value of approximately $72,934,000 at December 31, 1999 and $53,542,000 at December 31, 1998 were pledged to secure public deposits and certain borrowings.

(4) LOANS


The composition of loans follows:                     DECEMBER 31,
--------------------------------------------------------------------------------
(In thousands)                                     1999       1998
--------------------------------------------------------------------------------
Commercial and industrial                          $116,248   $103,345
Construction and development                         34,760     30,155
Real estate mortgage                                349,164    277,994
Consumer                                             46,686     36,792
                                                   --------   --------
                                                   $546,858   $448,286
                                                   ========   ========


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


Information about impaired loans follows:

                                                               DECEMBER 31,
--------------------------------------------------------------------------------
(In thousands)                                                 1999   1998
--------------------------------------------------------------------------------
Principal balance of impaired loans                           $2,770 $2,163
Impaired loans with a Statement No. 114 valuation allowance    -      -
Amount of Statement No. 114 valuation allowance                -      -
Impaired loans with no Statement No. 114 valuation allowance   2,770  2,163
Average balance of impaired loans for year                     2,223  1,298
                                                               =====  =====


Interest income on impaired loans (cash basis) was $0, $93,000, and $2,000 in 1999, 1998, and 1997, respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $6,498,000 and $5,215,000 at December 31, 1999 and 1998, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 1999 new loans of $38,924,000 were made to officers and directors and affiliated companies, repayments amounted to $37,221,000 and charges involving directors and executive officers involved a decrease of $420,000.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 follows:


                             YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
(In thousands)               1999     1998     1997
--------------------------------------------------------------------------------
BALANCE AT JANUARY 1        $6,666   $5,921   $5,155
Provision for loan losses    1,635    1,600    1,000
Loans charged off            1,035      935      284
Recoveries                      70       80       50
                            ------   ------   ------
Net loan charge-offs           965      855      234
                            ------   ------   ------
BALANCE AT DECEMBER 31      $7,336   $6,666   $5,921
                            ======   ======   ======


(5) PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                          DECEMBER 31
---------------------------------------------------------------------------
(In thousands)                                      1999              1998
---------------------------------------------------------------------------
Land                                              $ 1,898           $ 1,898
Buildings and improvements                         13,302            12,108
Furniture and equipment                             9,542             7,998
Construction in progress                              101               661
                                                  -------           -------
                                                   24,843            22,665
Accumulated depreciation and amortization           8,423             7,046
                                                  -------           -------
                                                  $16,420           $15,619
                                                  =======           =======

(6) INCOME TAXES

Income taxes consist of the following:

                                                             YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------
                                                            1999        1998       1997
-----------------------------------------------------------------------------------------
APPLICABLE TO OPERATIONS:
   Current                                                 $4,821      $4,578      $3,159
   Deferred                                                  (203)       (749)       (286)
                                                           ------      ------      ------
Total applicable to operations                              4,618       3,829       2,873

CHARGED (CREDITED) TO STOCKHOLDERS' EQUITY:
Unrealized gain (loss) on securities available for sale      (895)         88          39
Stock options exercised                                      (394)          -         (32)
Minimum pension liability adjustment                          (66)          -           -
                                                           ------      ------      ------
                                                           $3,263      $3,917      $2,880
                                                           ======      ======      ======

An analysis of the difference between the statutory and effective tax rates follows:

                                         YEARS ENDED DECEMBER 31
--------------------------------------------------------------------
                                        1999       1998       1997
--------------------------------------------------------------------
U.S. Federal income tax rate            35.0%      35.0%      34.0%
Tax exempt interest income              (1.9)      (1.5)      (1.3)
Other, net                              (0.9)      (1.7)      (2.2)
                                        ----       ----       ----
Years Ended December 31                 32.2%      31.8%      30.5%
                                        ====       ====       ====

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                           DECEMBER 31
------------------------------------------------------------
(In thousands)                        1999             1998
------------------------------------------------------------
DEFERRED TAX ASSETS
Securities                           $  436           $    -
Allowance for loan losses             2,337            2,104
Deferred compensation                   561              486
Other                                   347              330
                                     ------           ------
TOTAL DEFERRED TAX ASSETS             3,681            2,920
                                     ------           ------
DEFERRED TAX LIABILITIES
Securities                                -              427
Property and equipment                  289              270
Other                                     5                -
                                     ------           ------
TOTAL DEFERRED TAX LIABILITIES          294              697
                                     ------           ------
NET DEFERRED TAX ASSET               $3,387           $2,223
                                     ======           ======

No valuation allowance for deferred tax assets was recorded as of December 31, 1999 and 1998 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(7) Deposits

The composition of interest bearing deposits follows:

                                                   DECEMBER 31
--------------------------------------------------------------------------
(In thousands)                            1999         1998         1997
--------------------------------------------------------------------------
Interest bearing demand                 $116,276     $104,297     $ 61,905
Savings                                   28,288       26,692       23,167
Money market                              48,225       43,394       41,530
Time deposits greater than $100,000       82,798       82,965       58,592
Other time deposits                      205,400      175,131      160,274
                                        --------     --------     --------
                                        $480,987     $432,479     $345,468
                                        ========     ========     ========

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,737,000, $3,801,000, and $2,702,000, respectively, for the years ended December 31, 1999, 1998, and 1997.

At December 31, 1999, the scheduled maturities of time deposits were as follows:

---------------------------------------------------------
(In thousands)
---------------------------------------------------------
1999                           $199,949
2000                             57,701
2001                             11,052
2002                             10,311
2003 and thereafter               9,185
                               --------
                               $288,198
                               ========

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

-----------------------------------------------------------------------------
(In thousands)                                   1999          1998
-----------------------------------------------------------------------------
Average balance during the year                 $38,847       $18,527
Average interest rate during the year              4.31%         4.67%
Maximum month-end balance
   during the year                              $54,974       $33,867
                                                =======       =======

(9) LONG-TERM DEBT

Bancorp has a $6,000,000 line of credit with a correspondent bank. The balance outstanding at December 31, 1999 and 1998 was $1,800,000. The interest rate on the line was 7.852% at December 31, 1999 and is indexed to LIBOR with payments due quarterly. The terms of the note include a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long term debt, future mergers and significant dispositions without the consent of the lender. The note is renewable on an annual basis.

The Bank also has subordinated debentures outstanding amounting to $300,000 at both December 31, 1999 and 1998 which are due in October 2049. Interest on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1 (For 1999, the rate was 6.75%.) The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.

(10) NET INCOME PER SHARE AND COMMON STOCK DIVIDENDS

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

----------------------------------------------------------------------------------
(In thousands, except per share data)             1999        1998        1997
----------------------------------------------------------------------------------
Net income, basic and diluted                    $9,706      $8,218      $6,534
                                                 ======      ======      ======

Average shares outstanding                        6,654       6,586       6,552
Effect of dilutive securities                       217         226         240
                                                 ------      ------      ------
Average shares outstanding including
    dilutive securities                           6,871       6,812       6,792
                                                 ======      ======      ======

Net income per share, basic                      $ 1.46      $ 1.25      $ 1.00
                                                 ======      ======      ======
Net income per share, diluted                    $ 1.41      $ 1.21      $  .96
                                                 ======      ======      ======

In January, 1999 the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Also in August 1996, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. All share and per share information presented herein reflects these stock splits.

(11) ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) which enables the Bank to borrow under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.

(12) EMPLOYEE BENEFIT PLANS

The Bank has the following defined contribution plans: employee stock ownership plan, money purchase plan and deferred income (401(k)) profit sharing plan. The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 1999, 1998, and 1997 were $904,000, $847,000, and
$702,000, respectively. Contributions are made in accordance with the terms of the plans.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 1999, 1998 and 1997 the accumulated benefit obligations for the plan were $1,402,000, $1,543,000 and $1,369,000, respectively. Expenses of the plan were $98,000 in 1999, $132,000 in 1998, and $130,000 in 1997.

Obligations for other post-retirement and post-employment benefits are not significant.

(13) STOCK OPTIONS

In 1999 shareholders approved an amendment to the 1995 stock incentive plan to reserve an additional 400,000 shares of common stock for issuance of stock options to Bank employees and non-employee directors. As of December 31, 1999, 367,000 shares were available for future grant. The 320,000 shares of common stock reserved in 1995 under the plan have all been granted. Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at an exercise price of $.861 per share were granted below market value of the Company's common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Activity with respect to outstanding options follows:

-------------------------------------------------------------------------------
                                                               Weighted average
(In thousands)                                Shares           price per share
-------------------------------------------------------------------------------
Outstanding at January 1, 1997                343,468              $ 5.94
Granted                                        43,000               14.50
Exercised                                     (11,104)               6.68
Forfeited                                      (7,800)               7.25
                                              -------
Outstanding at December 31, 1997              367,564                6.91

Granted                                        44,000               20.50
Exercised                                      (9,938)               5.62
Forfeited                                      (5,622)              11.16
                                              -------
Outstanding at December 31, 1998              396,004                8.43

Granted                                        48,900               23.94
Exercised                                     (51,340)               1.23
Forfeited                                      (2,200)              18.86
                                              -------
Outstanding at December 31, 1999              391,364               11.19
                                              =======               =====

The weighted average fair values of options granted in 1999 and 1998 were $6.23 and $5.70, respectively.



Options outstanding at December 31, 1999 were as follows:

-------------------------------------------------------------------------------
Option price per share       Expiration       Shares       Options exercisable
-------------------------------------------------------------------------------
        $  .861                 none           14,220            14,220
          4.339                 2001            5,824             5,824
          6.421                 2004           49,720            49,720
          7.250                 2005          150,000           120,000
          8.375                 2005           42,400            33,920
         14.500                 2007           39,300            22,920
         20.500                 2008           41,000            14,600
         23.397                 2009           48,400            22,400
         24.000                 2009              500                 -
                                              -------           -------
                                              391,364           283,604
                                              =======           =======

Bancorp applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options granted at the market value of common stock at the time of grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", Bancorp's proforma net income and income per share would have been as follows:

--------------------------------------------------------------------------------
(In thousands except per share amounts)          1999       1998       1997
--------------------------------------------------------------------------------
Net income as reported                          $9,706     $8,218     $6,534
Net income proforma                              9,431      8,036      6,352
Income per share, basic as reported               1.46       1.25       1.00
Income per share, basic proforma                  1.42       1.22        .98
Income per share, diluted as reported             1.41       1.21        .96
Income per share, diluted proforma                1.37       1.18        .94
                                                ======     ======     ======

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants were dividend yields of 1.53%, 1.51% and 1.56%; expected volatility of 16.53%, 16.68% and 16.11%; risk free interest rates of 5.15%, 5.75% and 5.86%, in 1999, 1998 and 1997 respectively; and expected lives of 7 years.

(14) DIVIDEND RESTRICTION

Bancorp's principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2000, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $13,951,000.

(15) COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1999, the Bank had various commitments and contingent liabilities outstanding which arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $132,100,000, including standby letters of credit of $11,788,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $663,000 in 2000, $662,000 in 2001, $665,000 in 2002, $529,000 in
2003, $383,000 in 2004 and $2,383,000 in the aggregate thereafter. Rent expense, net of sublease income, was $623,000 in 1999, $429,000 in 1998, and $306,000 in
1997.

Also, as of December 31, 1999 there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(16) INTEREST RATE CONTRACTS

Bancorp uses interest rate collars to hedge its interest rate risk on variable rate loans. Under these agreements, Bancorp is the payer when the average prime rate exceeds cap strike rates and the counterparty is the payer when the prime rate declines below floor strike rates as set forth in the agreements. The notional amount of the interest rate collars represents an agreed upon amount on which the calculation of interest payments is based, and is significantly greater than the amount at risk. Although Bancorp is exposed to credit risk in the event of nonperformance by the counterparties to the agreements, this risk is minimized by dealing with counterparties having high credit ratings. The cost of replacing contracts in an unrealized gain position represents the measure of credit risk.

Net receipts or payments under the collars are recognized as adjustments to interest income on loans. The collars had an in material effect on Bancorp's results of operations during 1999 and 1998.

At December 31, 1999, Bancorp had two outstanding interest rate collars. One contract was originated in December, 1998 and expires in July, 2000. The notional amount of the contract was $50 million and it had a floor rate of 7.25% and a cap rate of 7.75%. The second was originated in December, 1997 and expired in January 2000. The notional amount of this contract was $50 million and had a floor rate of 8.00% and a cap rate of 9.00%.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31 are as follows:

                                                           1999                                1998
---------------------------------------------------------------------------------------------------------------
                                                Carrying          Fair              Carrying          Fair
(In thousands)                                   Amount           Value              Amount           Value
---------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and short-term investments                 $ 33,813        $ 33,813            $ 28,661        $ 28,661
Mortgage loans held for sale                       2,608           2,608               9,791           9,791
Securities                                        84,231          84,006             101,287         101,945
Loans                                            546,858         540,381             448,286         449,927

FINANCIAL LIABILITIES
Deposits                                        $569,962        $570,334            $517,612        $519,493
Short-term borrowings                             57,409          57,409              39,388          39,388
Long-term debt                                     2,100           2,100               2,100           2,100

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit                           -               -                  -                -
Standby letters of credit                              -            (177)                 -             (171)
Interest rate collars                                  -            (298)                 -               68
                                                ========        ========            =======         ========

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

(18) REGULATORY MATTERS

The Bank and Bancorp are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, the Bank and Bancorp must meet minimum amounts and percentages of Tier 1 and total capital, as defined, to risk weighted assets and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgements by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes the Bank and Bancorp meet all capital requirements to which it is subject as of December 31, 1999.

As of December 1999 and 1998, the most recent notifications from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%. There are no conditions or events since those notifications that management believes have changed the institution's categories.

A summary of Bancorp's and the Bank's capital ratios at December 31, 1999 and 1998 follows:

                                              1999                           1998
-------------------------------------------------------------------------------------------
(Dollars in thousands)                Amount         Ratio           Amount         Ratio
-------------------------------------------------------------------------------------------
Total risk-based capital (1)
         Consolidated                $57,740         10.86%         $48,506         10.82%
         Bank                         57,581         10.85           48,931         10.94

Tier 1 risk-based capital (1)
         Consolidated                 50,784          9.55           42,587          9.50
         Bank                         50,636          9.54           43,025          9.62

Leverage (2)
         Consolidated                 50,784          7.56           42,587          7.31
         Bank                         50,636          7.55           43,025          7.39
                                     =======         =====          =======         =====

(1) Ratio is computed in relation to risk-weighted assets.
(2) Ratio is computed in relation to average assets.

(19) S.Y. BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31
---------------------------------------------------------------------------------------
(In thousands)                                               1999                1998
---------------------------------------------------------------------------------------
ASSETS
Cash on deposit with subsidiary bank                        $   814             $   726
Investment in and receivable from subsidiary bank            51,333              46,031
Other assets                                                  1,461                 967
                                                            -------             -------
TOTAL ASSETS                                                $53,608             $47,724
                                                            =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                           $ 1,554             $ 1,981
Long-term debt                                                1,800               1,800
Stockholders' equity                                         50,254              43,943
                                                            -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $53,608             $47,724
                                                            =======             =======

CONDENSED STATEMENTS OF INCOME

                                                         YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------
                                                        1999       1998       1997
-----------------------------------------------------------------------------------
Income - Dividends from subsidiary bank                $2,323     $1,977     $2,046
Expenses                                                  243        257        187
                                                       ------     ------     ------
Income before income taxes and
  equity in undistributed net income of subsidiaries    2,080      1,720      1,859
Income tax benefit                                         85         88         64
                                                       ------     ------     ------
Income before equity in
  undistributed net income of subsidiaries              2,165      1,808      1,923
Equity in undistributed net income of subsidiaries      7,541      6,410      4,611
                                                       ------     ------     ------
NET INCOME                                             $9,706     $8,218     $6,534
                                                       ======     ======     ======

Condensed Statements of Cash Flows

                                                            YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(In thousands)                                           1999         1998         1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $ 9,706      $ 8,218      $ 6,534
Adjustments to reconcile net income to net cash
  provided by operating activities
    Equity in undistributed net income of subsidiary     (7,541)      (6,410)      (4,611)
    (Increase) decrease in receivable from subsidiary      (178)      (1,361)          24
    (Increase) decrease in other assets                     106            2         (411)
    (Increase) decrease in other liabilities               (135)       1,194          190
                                                        -------      -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,958        1,643        1,726
                                                        -------      -------      -------

FINANCING ACTIVITIES
Proceeds from long-term debt                                  -            -        1,800
Repayments of long-term debt                                  -            -       (2,090)
Issuance of common stock                                    743          480          257
Common stock repurchases                                   (518)           -            -
Cash dividends paid                                      (2,095)      (1,743)      (1,508)
                                                        -------      -------      -------
NET CASH USED IN FINANCING ACTIVITIES                    (1,870)      (1,263)      (1,541)
                                                        -------      -------      -------
NET INCREASE (DECREASE) IN CASH                              88          380          185
CASH AT BEGINNING OF YEAR                                   726          346          161
                                                        -------      -------      -------
CASH AT END OF YEAR                                     $   814      $   726      $   346
                                                        =======      =======      =======

(20)  SEGMENTS

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

Selected financial information by business segment follows:

                                              YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------
(In thousands)                            1999         1998         1997
---------------------------------------------------------------------------
NET INTEREST INCOME
Commercial and retail banking            $25,704      $22,123      $19,241
Investment management and trust            1,432          835          278
Mortgage banking                             334          336          204
                                         -------      -------      -------
Total                                    $27,470      $23,294      $19,723
                                         =======      =======      =======
NON-INTEREST INCOME
Commercial and retail banking            $ 4,816      $ 3,922      $ 2,647
Investment management and trust            5,734        4,882        3,564
Mortgage banking                           2,070        2,568        1,214
                                         -------      -------      -------
Total                                    $12,620      $11,372      $ 7,425
                                         =======      =======      =======
NET INCOME
Commercial and retail banking            $ 6,991      $ 5,929      $ 5,344
Investment management and trust            2,408        1,527          989
Mortgage banking                             307          762          201
                                         -------      -------      -------
Total                                    $ 9,706      $ 8,218      $ 6,534
                                         =======      =======      =======

INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
S.Y. BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                         /s/ KPMG LLP

Louisville, Kentucky
January 19, 2000

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

Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that it established policies and procedures are carefully followed. Management believes that Bancorp's system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management's general or specific authorization, transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets, access to assets is permitted only in accordance with management's general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 7 and Section 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE on page 8 of Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 6 of this Form 10-K.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks--Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico--President, Acordia of Kentucky;

Jack M. Crowner--Owner, Jack Crowner & Associates;

Charles R. Edinger, III--Vice President, J. Edinger & Son, Inc.;

Carl T. Fischer, Jr.--Farmer and Horse Breeder;

Stanley A. Gall, M.D.--Professor and Chairman, Department of Obstetrics and Gynecology, University of Louisville;

David P. Heintzman--President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Leonard Kaufman--Retired Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

George R. Keller--Founder, Tumbleweed Mexican Food, Inc.;

Bruce P. Madison--Vice President and Treasurer, Plumbers Supply Company, Inc.;

Jefferson T. McMahon--Retired; private investor;

Henry A. Meyer--President, Henry Fruechtenicht Co., Inc., Vice Chairman, S.Y. Bancorp, Inc.;

Norman Tasman--President, Secretary and Treasurer, Tasman Industries, Inc. and President, Tasman Hide Processing, Inc.;

Kathy C. Thompson--Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 10 through 14 of Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 9 and 10 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 14 in Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 7 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 15 of Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following financial statements are included on pages 28 through 52 of this Form 10-K:

           Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - years ended December 31, 1999, 1998, and 1997
           Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1999, 1998, and 1997
           Consolidated Statements of Comprehensive Income - years ended December 31, 1999, 1998, and 1997
           Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998, and 1997
           Notes to Consolidated Financial Statements
           Independent Auditors' Report

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

          3.4 Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.
               Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 1998, of Bancorp is incorporated by reference herein.

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

        10.12* S.Y. Bancorp, Inc. Amended and Restated Stock Incentive Plan.

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

March 14, 2000                               S.Y. BANCORP, INC.
                                             Director
                                             BY:   /s/ David H. Brooks
                                                   --------------------------
                                                   David H. Brooks
                                                   Chairman and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ David H. Brooks                Chairman and Chief  Executive Officer            March 14, 2000
----------------------------        and Director (principal executive officer)
David H. Brooks


/s/ David P. Heintzman              President and Director                           March 14, 2000
----------------------------
David P. Heintzman


 /s/ Nancy B. Davis                 Executive Vice President, Secretary,             March 14, 2000
----------------------------        Treasurer and Chief Financial Officer
Nancy B. Davis                      (principal financial and accounting
                                    officer)


 /s/ James E. Carrico               Director                                         March 14, 2000
----------------------------
James E. Carrico


 /s/ Jack M. Crowner                Director                                         March 14, 2000
----------------------------
Jack M. Crowner


/s/ Charles R. Edinger, III         Director                                         March 14, 2000
----------------------------
Charles R. Edinger, III


/s/ Carl T. Fischer, Jr.            Director                                         March 14, 2000
----------------------------
Carl T. Fischer, Jr.


/s/ Stanley A. Gall                 Director                                         March 14, 2000
----------------------------
Stanley A. Gall, M.D.


/s/ Leonard Kaufman                 Director                                         March 14, 2000
----------------------------
Leonard Kaufman


/s/ George R. Keller                Director                                         March 14, 2000
----------------------------
George R. Keller

/s/ Bruce P. Madison                Director                                         March 14, 2000
----------------------------
Bruce P. Madison

/s/ Jefferson McMahon               Director                                         March 14, 2000
----------------------------
Jefferson McMahon

/s/ Henry A. Meyer                  Director                                         March 14, 2000
----------------------------
Henry A. Meyer

/s/ Norman Tasman                   Director                                         March 14, 2000
----------------------------
Norman Tasman

/s/ Kathy C. Thompson               Executive Vice President and Director            March 14, 2000
----------------------------
Kathy C. Thompson