Form 10-Q
period 2000-03-31
S Y BANCORP INC
filed 2000-05-10
CIK 835324

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------
Commission file number            17262
                       -----------------------------


                          S.  Y. BANCORP, INC.
         (Exact name of registrant as specified in its charter)

          Kentucky                                      61-1137529
(State or other jurisdiction                       (I.R.S. Employer
     or organization)                             Identification No.)

              1040 East Main Street, Louisville, Kentucky, 40206
                    Address of principal executive offices)
                                  (Zip Code)

                              (502)  582-2571
            (Registrant's telephone number, including area code)

                               Not Applicable
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value- 6,628,482
               shares issued and outstanding at May 5, 2000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

      -- Unaudited Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999

      -- Unaudited Consolidated Statements of Income for the three months ended March 31, 2000 and 1999

      -- Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

      -- Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the three months ended March 31, 2000

      -- Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2000 and 1999

      -- Notes to Unaudited Consolidated Financial Statements

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                      Unaudited Consolidated Balance Sheets
                       March 31, 2000 and December 31, 1999

                                        March 31, 2000  December 31, 1999
(In thousands, except share data)

     Assets
Cash and due from banks                        $ 25,611          $ 27,813
Federal funds sold                                7,604             6,000
Mortgage loans held for sale                      3,151             2,608
Securities available for sale (amortized
  cost $61,081 in 2000 and $64,705 in 1999)      58,903            62,833
Securities held to maturity (approximate market
  value $19,469 in 2000 and $21,173 in 1999)     19,806            21,398
Loans                                           582,135           546,858
Allowance for loan losses                         7,842             7,336
                                                -------           -------
     Net loans                                  574,293           539,522
Premises and equipment                           16,565            16,420
Accrued interest receivable and other assets     13,512            13,221
                                                -------           -------
Total Assets                                   $719,445          $689,815
                                                =======           =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 99,579          $ 88,975
  Interest bearing                              513,414           480,987
                                                -------           -------
    Total deposits                              612,993           569,962
Securities sold under agreements
  to repurchase and federal funds purchased      42,982            53,455
Short-term borrowings                               676             3,954
Accrued interest payable and
  other liabilities                               8,918            10,090
Long-term debt                                    2,100             2,100
                                                -------           -------
Total Liabilities                               667,669           639,561
                                                -------           -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 6,634,694 and
    6,647,059 shares issued and outstanding
    in 2000 and 1999, respectively                5,590             5,627
  Surplus                                        14,374            14,602
  Retained earnings                              33,372            31,376
  Accumulated other comprehensive loss         (  1,560)         (  1,351)
                                                -------           -------
Total Stockholders' Equity                       51,776            50,254
                                                -------           -------
Total Liabilities and Stockholders' Equity     $719,445          $689,815
                                                =======           =======
See accompanying notes to unaudited consolidated financial statements.

                        S.Y. BANCORP, INC. AND SUBSIDIARY
                   Unaudited Consolidated Statements of Income
               For the three months ended March 31, 2000 and 1999

                                                       2000        1999
(In thousands, except share and per share data)
Interest income
   Loans                                            $12,255      $9,904
   Federal funds sold                                    59         136
   Mortgage loans held for sale                          44         126
   U.S. Treasury and Federal agencies                   867         948
   Obligations of states and political
     subdivisions                                       256         195
                                                     ------      ------
         Total interest income                       13,481      11,309
                                                     ------      ------
Interest expense
   Deposits                                           5,367       4,480
   Securities sold under agreements
     to repurchase and federal funds purchased          632         410
   Short-term borrowings                                 28          17
   Long-term debt                                        41          36
                                                     ------      ------
         Total interest expense                       6,068       4,943
                                                     ------      ------
         Net interest income                          7,413       6,366
Provision for loan losses                               580         560
                                                     ------      ------
         Net interest income after
           provision for loan losses                  6,833       5,806
                                                     ------      ------
Non-interest income
   Investment management and trust services           1,458       1,248
   Service charges on deposit accounts                  984         780
   Gains on sales of mortgage loans held for sale       253         492
   Gains on sales of securities available for sale        -         100
   Other                                                627         411
                                                     ------      ------
         Total non-interest income                    3,322       3,031
                                                     ------      ------
Non-interest expenses
   Salaries and employee benefits                     3,823       3,139
   Net occupancy expense                                437         406
   Furniture and equipment expense                      603         524
   Other                                              1,480       1,425
                                                     ------      ------
         Total non-interest expenses                  6,343       5,494
                                                     ------      ------
         Income before income taxes                   3,812       3,343
Income tax expense                                    1,220       1,099
                                                     ------      ------
         Net income                                 $ 2,592     $ 2,244
                                                     ======      ======
Net income per share
   Basic                                            $   .39     $   .34
                                                     ======      ======
   Diluted                                          $   .38     $   .33
                                                     ======      ======
Average common shares
   Basic                                          6,637,836   6,625,752
                                                  =========   =========
   Diluted                                        6,826,908   6,875,102
                                                  =========   =========
See accompanying notes to unaudited consolidated financial statements.

                       S.Y. BANCORP, INC. AND SUBSIDIARY
                Unaudited Consolidated Statements of Cash Flows
              For the three months ended March 31, 2000 and 1999

                                                              2000     1999
(In thousands)
Operating activities
Net Income
Adjustments to reconcile net income to net cash           $  2,592   $2,244
   provided (used) by operating activities:
     Provision for loan losses                                 580      560
     Depreciation, amortization and accretion, net             480      397
     Gains on sales of mortgages held for sale            (    253) (   492)
     Gains on sales of securities available for sa               -  (   100)
     Origination of mortgage loans held for sale          ( 12,572) (31,162)
     Proceeds from sales of mortgage loans held for sale    12,282   34,653
     (Increase) decrease in accrued interest receivable and
       other assets                                       (    211) (   218)
     Increase (decrease) in accrued interest payable and
       other liabilities                                  (  1,168)   1,054
                                                            ------  -------
Net cash provided (used) by operating activities             1,730    6,936
                                                            ------  -------
Investing activities
  Net (increase) decrease in federal funds sold          (  1,604) (  8,000)
  Purchases of securities available for sale             (  1,431) ( 42,564)
  Proceeds from maturities of securities available for sale     -    45,771
  Proceeds from maturities of securities held to maturity   1,590     1,773
  Proceeds from sales of securities available for sale      5,026     5,667
  Net (increase) decrease in loans                       ( 35,351) ( 19,402)
  Purchases of premises and equipment                    (    577) (  1,412)
                                                           ------    ------
Net cash provided (used) by investing activities         ( 32,347) ( 18,167)
                                                           ------    ------
Financing activities
  Net increase (decrease) in deposits                      43,031     2,750
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased ( 10,473)    5,689
  Net increase (decrease) in short-term borrowings       (  3,278)    1,450
  Issuance of common stock for options and dividend
    reinvestment plan                                         208       387
  Common stock purchases                                 (    473)        -
  Cash dividends paid                                    (    600) (    494)
                                                           ------    ------
Net cash provided (used) by financing activities           28,415     9,782
                                                           ------    ------
Net increase (decrease) in cash and cash equivalents     (  2,202) (  1,449)
Cash and cash equivalents at beginning of period           27,813    21,661
                                                          -------   -------
Cash and cash equivalents at end of period               $ 25,611  $ 20,212
                                                          =======   =======
Income tax payments were $0 in 2000, and $875,000 in 1999.
Cash paid for interest was $6,064,000 in 2000, and $4,925,000 in 1999.

See accompanying notes to unaudited consolidated financial statements.

                          S.Y. BANCORP, INC. & SUBSIDIARY
          Unaudited Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31, 2000

                                                                        Accumulated
                                   Common Stock                             Other
                               Number of                      Retained  Comprehensive
                                Shares    Amount    Surplus   Earnings      Loss         Total

(In thousands, except share
  and per share data)

Balance December 31, 1999    6,647,059   $ 5,627 $  14,602    $ 31,376   $( 1,351)    $ 50,254

Net income	                          -         -         -       2,592          -        2,592
Change in other
 comprehensive loss,
 net of tax                          -         -         -           -       (209)        (209)
Shares issued for stock
 options exercised and
 employee benefit plans         11,185        37       171           -          -          208
Cash dividends, $.09 per
 share                               -         -         -        (596)         -         (596)
Shares repurchased          (   23,550)  (    74)  (   399)          -          -         (473)
                             ---------    ------   -------      ------     ------       ------
Balance March 31, 2000       6,634,694   $ 5,590  $ 14,374    $ 33,372   $( 1,560)    $ 51,776
                             =========    ======   =======      ======     ======       ======


See accompanying notes to unaudited consolidated financial statements.

                            S.Y. BANCORP, INC. & SUBSIDIARY
                Unaudited Consolidated Statement of Comprehensive Income
                   For the three months ended March 31, 2000 and 1999





                                                             2000       1999
     (In thousands)
     Net income	                                          $ 2,592    $ 2,244
     Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) arising
         during the period                                  ( 209)     ( 316)
       Less reclassification adjustment for gains
         included in net income                                 -         65
                                                             ----       ----
     Other comprehensive income (loss)                      ( 209)     ( 381)
                                                             ----       ----
     Comprehensive income                                 $ 2,383    $ 1,863
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

     A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 1999 included in S.Y. Bancorp, Inc.'s Annual Report on
Form 10-K for the year then ended.

     Interim results for the quarter and three months ended
March 31, 2000 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

                                         2000         1999

     Beginning balance                 $7,336       $6,666
     Provision for loan losses            580          560
     Loans charged off                  (  90)      (  251)
     Recoveries                            16           10

     Ending balance                    $7,842       $6,985
                                        =====        =====

(3) Net Income per share

      The following table reflects, for the three months periods ended March 31, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data).

                                                    2000          1999
   Net income, basic and diluted                 $ 2,592       $ 2,244
                                                   =====         =====
   Average shares outstanding                      6,638         6,626
   Effect of dilutive securities                     189           249
                                                   -----         -----
   Average shares outstanding
    including dilutive securities                $ 6,827       $ 6,875
                                                   =====         =====
   Net income per share, basic                   $   .39       $   .34
                                                   =====         =====
   Net income per share, diluted                 $   .38       $   .33
                                                   =====         =====

(4) Segments

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


    Selected financial information by business segment for the three months ended March 31, 2000 and 1999 follows:

                                            2000        1999
(In thousands)
Net interest income
  Commercial and retail banking          $ 6,907     $ 6,007
  Investment management and trust            397         287
  Mortgage banking                           109          72
                                           -----       -----
       Total                             $ 7,413     $ 6,366
                                           =====       =====
Non-interest income
  Commercial and retail banking          $ 1,343     $ 1,073
  Investment management and trust          1,636       1,329
  Mortgage banking                           343         629
                                           -----       -----
       Total                             $ 3,322     $ 3,031
                                           =====       =====
Net income
  Commercial and retail banking          $ 1,914     $ 1,582
  Investment management and trust            616         542
  Mortgage banking                            62         120
                                           -----       -----
       Total                             $ 2,592     $ 2,244
                                           =====       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three months ended March 31, 2000 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2000 compared to December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

A.   RESULTS OF OPERATIONS

     Net income of $2,592,000 for the three months ended March 31, 2000 increased $348,000 or 15.5% from $2,244,000 for the comparable 1999 period. Basic net income per share was $.39 for the first quarter of 2000, an increase of 14.7% from the $.34 for the same period in 1999. Net income on a diluted basis was $.38 for the first quarter of 2000 compared to $.33 for the first quarter of 1999. This represents a 15.2% increase. Return on average assets and return on average stockholders' equity were 1.50% and 20.47%, respectively, for the first quarter of 2000, compared to 1.52% and 20.10%, respectively, for the same period in 1999.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

In thousands except percentages
                                                   Three Months Ended
                                                         March 31
                                                    2000            1999
Interest income                                 $ 13,481         $11,309
Tax equivalent                                       112              86
                                                  ------          ------
Interest income, tax equivalent basis             13,593          11,395
Total interest expense                             6,068           4,943
                                                  ------          ------
Net interest income, tax equivalent basis (1)   $  7,525         $ 6,452
                                                  ======          ======

Net interest spread (2), annualized                 3.96%           4.02%
                                                  ======          ======
Net interest margin (3), annualized                 4.68%           4.72%
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

      Fully taxable equivalent net interest income of $7,525,000 for the three months ended March 31, 2000 increased $1,073,000 or 16.6% from $6,452,000 for the same period last year. Net interest spread and net interest margin were 3.96% and 4.68%, respectively, for the first quarter of 2000 and 4.02% and 4.72%, respectively, for the first quarter of 1999.

      Average earning assets increased $90,458,000, or 16.3% to $645,174,000 for the first quarter of 2000 compared to 1999. Average interest bearing liabilities increased $76,779,000 or 16.5% to $542,048,000 for the first three months of 2000 compared to 1999.

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

      Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.
By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The March 31, 2000 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis


(Dollars in thousands except per share information)
                          				Net Interest      Net Income  Diluted EPS
			                           	Income Change      Change      Change

Increase 200bp                   $   478         $  166     $  0.02
Increase 100bp                        87             43        0.01
Decrease 100bp                      (903)          (586)      (0.09)
Decrease 200bp                    (1,308)          (859)      (0.13)

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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                 Three months ended
                                                      March 31
   (In thousands except percentages)
                                                   2000         1999

   Balance at January 1                        $  7,336     $  6,666
   Provision for loan losses                        580          560
   Loan charge-offs, net of recoveries         (     74)    (    241)
                                                -------      -------
   Balance at March 31                         $  7,842     $  6,985
                                                =======      =======
   Average loans, net of unearned income       $561,785     $455,238
                                                =======      =======
   Provision for loan losses to average loans (1)   .40%         .49%
                                                =======      =======
   Net loan charge-offs to average loans (1)        .05%         .22%
                                                =======      =======
   Allowance for loan losses to average loans      1.40%        1.53%
                                                =======      =======

   Allowance for loan losses to period-end loans   1.35%        1.49%
                                                =======      =======
  (1) Amounts annualized

Non-interest Income and Expenses

   The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 2000 and 1999.

   In thousands
                                                    Three Months Ended
                                                         March 31

                                                     2000         1999
   Non-interest income
     Investment management and trust services      $1,458       $1,248
     Service charges on deposit accounts              984          780
     Gains on sales of mortgage loans held for sale   253          492
     Gains on sales of securities available for sale    -          100
     Other                                            627          411

     Total non-interest income                     $3,322       $3,031
                                                    =====        =====
   Non-interest expenses
     Salaries and employee benefits                $3,823       $3,139
     Net occupancy expense                            437          406
     Furniture and equipment expense                  603          524
     Other                                          1,480        1,425
                                                    -----        -----
     Total non-interest expenses                   $6,343       $5,494
                                                    =====        =====

     Non-interest income increased $291,000, or 9.6%, for the first quarter of 2000, compared to the same period in 1999. Trust income increased $210,000 or 16.8% in the first quarter of 2000, as compared to the same period in 1999. Trust assets under management at March 31, 2000 were $953 million as compared to $914 million at December 31, 1999 and $780 million at March 31, 1999.

     Service charges on deposit accounts increased $204,000 or 26.2% in the first quarter of 2000 as compared to the same period in 1999.
Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. Additionally, in March the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge. During March, 2000, these fees totaled approximately $80,000.

     Gains on sales of mortgage loans were $253,000 in the first quarter of 2000 compared to $492,000 in 1999. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in early 1999 stimulated home buying and refinancing. As interest rates have increased mortgage loan volume, particularly refinancing, has decreased, resulting in a corresponding decrease in revenues.

     Gains on sales of securities available for sale during the first quarter of 1999 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.
No sales of securities occurred in 2000

     Other non-interest income increased $216,000 or 52.6% in the first quarter of 2000 compared to 1999. Numerous factors contributed to this increase, including $96,000 from full service brokerage, $57,000 from check card income and $39,000 from ATM surcharges.

     Non-interest expenses increased $849,000 or 15.5% for the first quarter of 2000 compared to the same period in 1999. Salaries and employee benefits increased $684,000, or 21.8%, for the first quarter
of 2000 compared to the same period in 1999.   Employees continue
to be added to support the Bank's growth. The Bank had 310 full time equivalent employees as of March 31, 2000 and 286 full time equivalents as of March 31, 1999. These increases also arose in part from regular salary increases. Net occupancy expense increased $31,000 or 7.6% in thefirst quarter of 2000 as compared to 1999. Furniture and equipment expense increased $79,000 or 15.1%, for the first quarter of 2000 compared to 1999.
These increases are largely due to the addition of new banking centers. Other non-interest expenses have increased $55,000 or 3.9% in the first quarter of 2000 as compared to 1999.

Income Taxes

     Bancorp had income tax expense of $1,220,000 for the first three months of 2000, compared to $1,099,000 for the same period in 1999. The effective rate was 32.0% in 2000 and 32.9% in 1999.

B.   FINANCIAL CONDITION
     Total Assets

     Total assets increased $29,630,000 from December 31, 1999 to
March 31, 2000. Average assets for the first three months of 2000 were $691,535,000. Total assets at March 31, 2000 increased $96,958,000 from March 31, 1999, representing a 15.6% increase. Since year end, loans have increased approximately $35.3 million; cash and due from banks and federal funds sold decreased $.6 million; securities available for sale decreased $3.9 million, and securities held to maturity decreased $1.6 million. Mortgage loans available for sale increased $.5 million.

     Nonperforming Loans and Assets

     Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $4,473,000 at March 31, 2000 and $4,416,000 at
December 31, 1999. This represents .77% of total loans at March 31, 2000 compared to .81% at December 31, 1999.

     Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $4,556,000 at March 31, 2000 and $4,057,000 at December 31, 1999. The Company had no other real estate at either date. This represents .63% of total assets at March 31, 2000 compared to .65% at December 31, 1999.

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

     The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination
($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits are from long term customers and are a stable source of funds. The Bank has no brokered deposits. In addition, federal funds purchased continue to be an available source of funds.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 2000, the Bank may pay up to $15,900,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the quarter the Bank paid dividends to Bancorp totaling $632,000.

D.   CAPITAL RESOURCES

     At March 31, 2000, stockholders' equity totaled $51,776,000, an increase of $1,522,000 since December 31, 1999. One component of equity is accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale, and a minimum pension liability adjustment, net of taxes. Accumulated other comprehensive losses were $1,560,000 at March 31, 2000 and $1,351,000 at December 31, 1999. The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank's portfolio of securities available for sale.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance-sheet and off-balance sheet items are adjusted to reflect credit risks.

     At March 31, 2000, Bancorp's tier 1 total risk based capital and leverage ratios were 8.99%, 10.30% and 7.21%, respectively. These ratios exceed the minimum required by regulators to be well capitalized. Capital ratios has declined in the first quarter of 2000 primarily as a result of the stock buy back program announced in November, 1999. The Board of Directors authorized a 200,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. As of March 31, 2000, 46,550 shares had been repurchased for a total cost of $1,013,000. Management monitors this situation and plans to maintain capital ratios within well capitalized parameters.

D  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     During 1999 the Financial Accounting Standards Board issued Statement No. 137 which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement 133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Information required by this item is include in Item 2, "Management's Discussion and Analysis of Financial
         Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

      The registrant was not required to file a Form 8-K for any of the three months ended March 31, 2000.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 S.Y. BANCORP, INC.

Date:   May 10, 2000                  By:   /s/ David H. Brooks
                                           ----------------------------
                                           David H. Brooks, Chairman
                                           and Chief Executive Officer

Date:   May 10, 2000                  By:   /s/ David P. Heintzman
                                           ----------------------------
                                           David P. Heintzman, President

Date:   May 10, 2000                  By:   /s/ Nancy B. Davis
                                           -----------------------------
                                           Nancy B. Davis, Executive Vice
                                           President, Treasurer and Chief
                                           Financial Officer