Form 10-Q
period 2000-06-30
S Y BANCORP INC
filed 2000-08-10
CIK 835324

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -------------------
Commission file number            17262
                                --------
                              S.Y. BANCORP, INC.

         (Exact name of registrant as specified in its charter)

          Kentucky                                     61-1137529
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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 6,635,162
               shares issued and outstanding at August 4, 2000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

      -- Unaudited Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999

      -- Unaudited Consolidated Statements of Income for the three months ended June 30, 2000 and 1999

      -- Unaudited Consolidated Statements of Income for the six months ended June 30, 2000 and 1999

      -- Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

      -- Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended June 30, 2000

      -- Unaudited Consolidated Statement of Comprehensive Income
         for the six months ended June 30, 2000 and 1999
      -- Notes to Unaudited Consolidated Financial Statements

                            S.Y. BANCORP, INC. AND SUBSIDIARY
                          Unaudited Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999

                                          June 30, 2000     December 31, 1999

(In thousands, except share data)

     Assets
Cash and due from banks                        $ 29,070          $ 27,813
Federal funds sold                                1,141             6,000
Mortgage loans held for sale                      4,020             2,608
Securities available for sale (amortized
  cost $60,920 in 2000 and $64,705 in 1999)      58,907            62,833
Securities held to maturity (approximate market
  value $18,650 in 2000 and $21,173 in 1999)     18,915            21,398
Loans                                           619,328           546,858
Allowance for loan losses                         8,717             7,336
                                                -------           -------
     Net loans                                  610,611           539,522
Premises and equipment                           16,725            16,420
Accrued interest receivable and other assets     14,588            13,221
                                                -------           -------
Total Assets                                   $753,977          $689,815
                                                =======           =======
     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 97,908          $ 88,975
  Interest bearing                              533,579           480,987
                                                -------           -------
    Total deposits                              631,487           569,962
Securities sold under agreements
  to repurchase and federal funds purchased      54,014            53,455
Short-term borrowings                             2,479             3,954
Accrued interest payable and
  other liabilities                               9,837            10,090
Long-term debt                                    2,100             2,100
                                                -------           -------
Total Liabilities                               699,917           639,561
                                                -------           -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 6,633,942 and
    6,647,059 shares issued and outstanding
    in 2000 and 1999, respectively                5,585             5,627
  Surplus                                        14,317            14,602
  Retained earnings                              35,610            31,376
  Accumulated other comprehensive loss         (  1,452)        (  1,351)
                                                -------          -------
Total Stockholders' Equity                       54,060            50,254
                                                -------           -------
Total Liabilities and Stockholders' Equity     $753,977          $689,815
                                                =======           =======
See accompanying notes to unaudited consolidated financial statements.

                            S.Y. BANCORP, INC. AND SUBSIDIARY
                       Unaudited Consolidated Statements of Income
                     For the three months ended June 30, 2000 and 1999

                                                         2000         1999
(In thousands, except share and per share data)
Interest income
   Loans                                              $13,452      $10,303
   Federal funds sold                                      51          335
   Mortgage loans held for sale                            47           78
   U.S. Treasury and Federal agencies                     844          935
   Obligations of states and political
     subdivisions                                         254          195
                                                       ------       ------
         Total interest income                         14,648       11,846
                                                       ------       ------
Interest expense
   Deposits                                             6,129        4,728
   Securities sold under agreements
     to repurchase and federal funds purchased            645          429
   Short-term borrowings                                   44           19
   Long-term debt                                          40           35
                                                       ------       ------
         Total interest expense                         6,858        5,211
                                                       ------       ------
         Net interest income                            7,790        6,635
Provision for loan losses                                 585          300
                                                       ------       ------
         Net interest income after
           provision for loan losses                    7,205        6,335
                                                      -------       ------
Non-interest income
   Investment management and trust services             1,520        1,370
   Service charges on deposit accounts                  1,539          887
   Gains on sales of mortgage loans held for sale         300          379
   Other                                                  643          599
                                                       ------       ------
         Total non-interest income                      4,002        3,235
                                                       ------       ------
Non-interest expenses
   Salaries and employee benefits                       4,058        3,438
   Net occupancy expense                                  468          403
   Furniture and equipment expense                        594          563
   Other                                                1,795        1,574
                                                       ------       ------
         Total non-interest expenses                    6,915        5,978
                                                       ------       ------
         Income before income taxes                     4,292        3,592
Income tax expense                                      1,390        1,149
                                                       ------       ------
         Net income                                   $ 2,902      $ 2,443
                                                       ======       ======
Net income per share  Basic                           $   .44      $   .37
                                                       ======       ======
   Diluted                                            $   .43      $   .36
                                                       ======       ======
Average common shares
   Basic                                            6,632,598    6,655,120
                                                    =========    =========
   Diluted                                          6,820,667    6,872,159
                                                    =========    =========
See accompanying notes to unaudited consolidated financial statements.

                              S.Y. BANCORP, INC. AND SUBSIDIARY
                         Unaudited Consolidated Statements of Income
                       For the six months ended June 30, 2000 and 1999

                                                       2000         1999
     (In thousands, except share and per share data)
     Interest income
        Loans                                       $25,707      $20,207
        Federal funds sold                              110          471
        Mortgage loans held for sale                     91          204
        U.S. Treasury and Federal agencies            1,711        1,883
        Obligations of states and political
          subdivisions                                  510          390
                                                     ------       ------
              Total interest income                  28,129       23,155
                                                     ------       ------
     Interest expense
        Deposits                                     11,496        9,208
        Securities sold under agreements
          to repurchase and federal funds purchased   1,277          839
        Short-term borrowings                            72           36
        Long-term debt                                   81           71
                                                     ------       ------
              Total interest expense                 12,926       10,154
                                                     ------       ------
              Net interest income                    15,203       13,001
     Provision for loan losses                        1,165          860
                                                     ------       ------
              Net interest income after
                provision for loan losses            14,038       12,141
                                                     ------       ------
     Non-interest income
        Investment management and trust services      2,978        2,618
        Service charges on deposit accounts           2,523        1,667
        Gains on sales of mortgage loans held for sale  553          871
        Gains on sales of securities available for sale  -           100
        Other                                         1,270        1,010
                                                     ------       ------
              Total non-interest income               7,324        6,266
                                                     ------       ------
     Non-interest expenses
        Salaries and employee benefits                7,881        6,577
        Net occupancy expense                           905          809
        Furniture and equipment expense               1,197        1,087
        Other                                         3,275        2,999
                                                     ------       ------
              Total non-interest expenses            13,258       11,472
                                                     ------       ------
              Income before income taxes              8,104        6,935
     Income tax expense                               2,610        2,248
                                                     ------       ------
              Net income                            $ 5,494      $ 4,687
                                                     ======       ======
     Net income per share
        Basic                                       $   .83      $   .71
                                                     ======       ======
        Diluted                                     $   .81      $   .68
                                                     ======       ======
     Average common shares
        Basic                                     6,635,217    6,640,517
                                                  =========    =========
        Diluted                                   6,823,787    6,872,647
                                                  =========    =========
     See accompanying notes to unaudited consolidated financial statements.

                              S.Y. BANCORP, INC. AND SUBSIDIARY
                       Unaudited Consolidated Statements of Cash Flows For the six months ended June 30, 2000 and 1999

                                                             2000     1999
(In thousands)
Operating activities
Net Income
Adjustments to reconcile net income to net cash          $  5,494    $4,687
   provided (used) by operating activities:
     Provision for loan losses                              1,165       860
     Depreciation, amortization and accretion, net            955       896
     Gains on sales of mortgages held for sale           (    553)  (   871)
     Gains on sales of securities available for sale           -    (   100)
     Origination of mortgage loans held for sale         ( 26,078)  (50,817)
     Proceeds from sales of mortgage loans held for sale   25,219    54,300
     (Increase) decrease in accrued interest receivable
       and other assets                                  (  1,344)  (   797)
     Increase (decrease) in accrued interest payable
       and other liabilities                             (    316)      760
                                                           ------   -------
Net cash provided (used) by operating activities            4,542     8,918
                                                           ------   -------
Investing activities
  Net (increase) decrease in federal funds sold             4,859   (12,000)
  Purchases of securities available for sale             (  1,832)  (47,690)
  Proceeds from maturities of securities available for sale    -     61,864
  Proceeds from maturities of securities held to maturity   5,555     3,644
  Proceeds from sales of securities available for sale      2,476     5,637
  Net (increase) decrease in loans                       ( 72,254) ( 38,494)
  Purchases of premises and equipment                    (  1,174) (  1,777)
                                                           ------    ------
Net cash provided (used) by investing activities         ( 62,370) ( 28,816)
                                                           ------    ------
Financing activities
  Net increase (decrease) in deposits                      61,525    25,781
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased      559  (    313)
  Net increase (decrease) in short-term borrowings       (  1,475)    1,921
  Issuance of common stock for options and dividend
    reinvestment plan                                         359       633
  Common stock purchases                                 (    686)       -
  Cash dividends paid                                    (  1,197) (  1,027)
                                                           ------    ------
Net cash provided (used) by financing activities           59,085    26,995
                                                           ------    ------
Net increase (decrease) in cash and cash equivalents        1,257     7,097
Cash and cash equivalents at beginning of period           27,813    21,661
                                                          -------   -------
Cash and cash equivalents at end of period               $ 29,070  $ 28,758
                                                          =======   =======
Income tax payments were $2,100,000 in 2000, and $3,375,000 in 1999.
Cash paid for interest was $12,882,000 in 2000, and $10,195,000 in 1999.

See accompanying notes to unaudited consolidated financial statements.


                            S.Y. BANCORP, INC. & SUBSIDIARY
           Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         For the six months ended June 30, 2000


                                                                          Accumulated
                                     Common Stock                           Other
                                Number of                    Retained   Comprehensive
                                Shares      Amount  Surplus  Earnings      Loss      Total

(In thousands, except share
  and per share data)

Balance December 31, 1999    6,647,059     $ 5,627 $ 14,602  $ 31,376  $( 1,351)  $ 50,254

Net income                           -           -        -     5,494         -      5,494
Change in other
 comprehensive loss,
 net of tax                          -           -        -         -      (101)      (101)
Shares issued for stock
 options exercised dividend
 reinvestment plan and
 employee benefit plans         20,633          68      291         -         -        359
Cash dividends, $.19 per
 share                               -           -        -  (  1,260)        -   (  1,260)
Shares repurchased          (   33,750)    (   110)(    576)        -         -   (    686)
                             ---------      ------  -------    ------    ------     ------
Balance June 30, 2000        6,633,942     $ 5,585 $ 14,317  $ 35,610  $( 1,452)  $ 54,060
                             =========      ======  =======    ======    ======     ======

See accompanying notes to unaudited consolidated financial statements.

                                 S.Y. BANCORP, INC. & SUBSIDIARY
                      Unaudited Consolidated Statement of Comprehensive Income
                          For the six months ended June 30, 2000 and 1999

                                                         2000       1999
     (In thousands)
     Net income                                       $ 2,902    $ 2,443
     Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) arising
         during the period                             (  101)    (  316)
       Less reclassification adjustment for gains
         included in net income                             -         65
                                                        -----       ----
     Other comprehensive income (loss)                 (  101)    (  381)
                                                         ----       ----
     Comprehensive income                             $(2,801)   $(2,062)
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

     Interim results for the quarter and three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses

     An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands)

                                         2000         1999

     Beginning balance                 $7,336       $6,666
     Provision for loan losses          1,165          860
     Loans charged off                  ( 336)      (  296)
     Recoveries                           552           23
                                        -----        -----
     Ending balance                    $8,717       $7,253
                                        =====        =====

 (3) Net Income Per Share

     The following table reflects, for the three and six months periods ended June 30, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations.







                                    Three Months Ended     Six Months Ended
                                          June 30              June 30
                                     2000         1999     2000        1999

   (In thousands except per share data)

   Net income, basic and diluted  $ 2,902      $ 2,443  $ 5,494     $ 4,687
                                    =====        =====    =====       =====
   Average shares outstanding       6,633        6,655    6,635       6,641
   Effect of dilutive securities      188          217      189         232
                                    -----        -----    -----       -----
   Average shares outstanding
    including dilutive securities $ 6,821      $ 6,872  $ 6,824     $ 6,873
                                    =====        =====    =====       =====
   Net income per share, basic    $   .44      $   .37  $   .83     $   .71
                                    =====        =====    =====       =====
   Net income per share, diluted  $   .43      $   .36  $   .81     $   .68
                                    =====        =====    =====       =====

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

    Selected financial information by business segment for the three and six months ended June 30, 2000 and 1999 follows:

                                   Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   2000          1999     2000        1999
(In thousands)
Net interest income
  Commercial and retail banking  $ 7,386      $ 6,240 $ 14,293    $ 12,247
  Investment management and trust    291          320      688         607
  Mortgage banking                   113           75      222         147
                                   -----        -----    -----        ----
       Total                     $ 7,790      $ 6,635 $ 15,203   	$ 13,001
                                   =====        =====   ======      ======
Non-interest income
  Commercial and retail banking  $ 1,928      $ 1,185 $  3,271    $  2,258
  Investment management and trust  1,668        1,546    3,304       2,875
  Mortgage banking                   406          504      749       1,133
                                   -----        -----    -----       -----
       Total                     $ 4,002      $ 3,235 $  7,324    $  6,266
                                   =====        =====    =====       =====
Net income
  Commercial and retail banking  $ 2,044      $ 1,909 $  3,958    $  3,491
  Investment management and trust    739          360    1,355         902
  Mortgage banking                   119          174      181         294
                                   -----        -----    -----       -----
       Total                     $ 2,902      $ 2,443 $  5,494    $  4,687
                                   =====        =====    =====       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y. Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three and six months ended June 30, 2000 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2000 compared to December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

A.   RESULTS OF OPERATIONS

     Net income of $2,902,000 for the three months ended June 30, 2000 increased $459,000 or 18.8% from the comparable 1999 period. Basic net income per share was $.44 for the second quarter of 2000, an increase of 18.9% from the same period in 1999. Net income on a diluted basis was $.43 for the second quarter of 2000 compared to $.36 for the second quarter of 1999. This represents a 19.4% increase. Return on average assets and return on average stockholders' equity were 1.59% and 21.97%, respectively, for the second quarter of 2000, compared to 1.54% and 20.68%, respectively, for the same period in 1999.

     Net income of $5,494,000 for the six months ended June 30, 2000 increased $807,000 or 17.2% from the comparable 1999 period. Basic net income per share was $.83 for the first six months of 2000, an increase of 16.9% from the same period in 1999. Net income on a diluted basis was $.81 for the first six months of 2000 compared to $.68 for the first six months of 1999. This represents a 19.1% increase. Return on average assets and return on average stockholders' equity were 1.55% and 21.26%, respectively, for the first six months of 2000, compared to 1.53% and 20.40%, respectively, for the same period in 1999.

     The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

In thousands except percentages
                                  Three Months Ended      Six Months Ended
                                        June 30                June 30
                                  2000          1999      2000        1999

Interest income                $14,648       $11,846   $28,129     $23,155
Tax equivalent                     111            86       224         173
                                ------        ------   ------       ------
Interest income, tax
 equivalent basis               14,759        11,932    28,353      23,328
Total interest expense           6,858         5,211    12,926      10,154
                                ------        ------    ------      ------
Net interest income, tax
 equivalent basis (1)          $ 7,901       $ 6,721   $15,427     $13,174
                                ======        ======    ======      ======
Net interest spread (2),
 annualized                       3.82%         3.91%     3.91%       3.96%
                                ======        ======      ====        ====
Net interest margin (3),
 annualized                       4.60%         4.58%     4.66%       4.64%
                                ======        ======      ====        ====
Notes:

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

      Fully taxable equivalent net interest income of $7,901,000 for the three months ended June 30, 2000 increased $1,180,000 or 17.6% from the same period last year. Net interest spread and net interest margin were 3.82% and 4.60%, respectively, for the second quarter of 2000 and 3.91% and 4.58%, respectively, for the second quarter of 1999.

      Fully taxable equivalent net interest income of $15,427,000 for the six months ended June 30, 2000 increased $2,253,000 or 17.1% from the same period last year. Net interest spread and net interest margin were 3.91% and 4.66%, respectively, for the first half of 2000 and 3.96% and 4.64%, respectively, for the first half of 1999.

      Average earning assets increased to $666,946,000 for the first half of 2000. Average interest bearing liabilities increased to $558,997,000 for the first half of 2000.

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

      Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.
By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The June 30, 2000 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

(Dollars in thousands except per share information)
                                   Net Interest   Net Income  Diluted EPS
                                  Income Change     Change      Change

Increase 200bp                          $ 1,689     $1,105  $    0.16
Increase 100bp                              841        550       0.08
Decrease 100bp                             (839)      (548)     (0.08)
Decrease 200bp                           (1,697)    (1,109)     (0.16)
                                          =====      =====       ====

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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Six months ended
                                                           June 30
   (In thousands except percentages)
                                                        2000         1999

   Balance at January 1                             $  7,336     $  6,666
   Provision for loan losses                           1,165          860
   Loan charge-offs, net of recoveries                   216     (    273)
                                                     -------      -------
   Balance at March 31                              $  8,717     $  7,253
                                                     =======      =======
   Average loans, net of unearned income            $582,893     $466,990
                                                     =======      =======
   Provision for loan losses to average loans (1)        .40%         .37%
                                                     =======      =======
   Net loan charge-offs (recoveries) to
    average loans                             (1)   (    .07%)        .12%
                                                     =======      =======
   Allowance for loan losses to average loans           1.50%        1.55%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.41%        1.49%
                                                     =======      =======
  (1) Amounts annualized

   Non-interest Income and Expenses

   The following table sets forth the major components of non-interest income and expenses for the three and six months ended June 30, 2000 and 1999.

   In thousands
                                       Three Months Ended   Six Months Ended
                                             June 30            June 30

                                        2000        1999    2000     1999
   Non-interest income
     Investment management and trust
      services                        $1,520      $1,370  $2,978   $2,618
     Service charges on deposit
      accounts                         1,539         887   2,523    1,667
     Gains on sales of mortgage loans
      held for sale                      300         379     553      871
     Gains on sales of securities
      available for sale                  -           -       -       100
     Other                               643         599   1,270    1,010
                                       -----       -----   -----    -----
     Total non-interest income        $4,002      $3,235  $7,324   $6,266
                                       =====       =====   =====    =====

   Non-interest expenses
     Salaries and employee benefits   $4,058      $3,438  $7,881   $6,577
     Net occupancy expense               468         403     905      809
     Furniture and equipment expense     594         563   1,197    1,087
     Other                             1,795       1,574   3,275    2,999
                                       -----       -----   -----    -----
     Total non-interest expenses      $6,915      $5,978 $13,258  $11,472
                                       =====       =====  ======   ======

     Non-interest income increased $767,000, or 23.7%, for the second quarter of 2000, compared to the same period in 1999. Trust income increased $150,000 or 11.0% in the second quarter of 2000, as compared to the same period in 1999. Trust assets under management at June 30, 2000 were $1.027 billion as compared to $914 million at December 31, 1999 and $822 million at June 30, 1999.

     Non-interest income increased $1,058,000 or 16.9% for the first half of 2000 compared to the same period in 1999. Trust income increased $360,000 or 13.8% in the first half of 2000 as compared to the same period.

     Service charges on deposit accounts increased $652,000 or 73.5% in the first quarter of 2000 and $856,000 or 51.4% in the first half of 2000 as compared to the same periods in 1999. Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. Additionally, in March the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge. During March, 2000, these fees totaled approximately $80,000, and for the second quarter of 2000, these fees totaled approximately $550,000.

     Gains on sales of mortgage loans were $300,000 in the second quarter of 2000 and $553,000 in the first half of 2000 compared to $379,000 and $871,000, respectively, in 1999. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in early 1999 stimulated home buying and refinancing. As interest rates have increased mortgage loan volume, particularly refinancing, has decreased, resulting in a corresponding decrease in revenues from gains on sales of mortgage loans held for sale.

     Gains on sales of securities available for sale during the first quarter of 1999 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities. No sales of securities have occurred in 2000.

     Other non-interest income increased $44,000 or 7.3% in the second quarter of 2000 and $260,000 or 25.7% in the first half of 2000 compared to 1999. Numerous factors contributed to this increase, including
(year to date) $55,000 from full service brokerage fees, $103,000 from check card income and $84,000 from ATM surcharges.

     Non-interest expenses increased $937,000 or 15.7% for the second quarter of 2000 and $1,786,000 or 15.6% year to date 2000 compared to the same periods in 1999. Salaries and employee benefits increased $620,000, or 18.0%, for the second quarter of 2000 and $1,304,000 or
19.8% year to date 2000 compared to the same periods in 1999. Employees continue to be added to support the Bank's growth. The Bank had 321 full time equivalent employees as of June 30, 2000 and 314 full time equivalents as of June 30, 1999. These increases also arose in part from normal salary increases. Net occupancy expense increased $65,000 r 16.1% in the second quarter of 2000 and $96,000 or 11.9% year to date 2000 as compared to 1999. Furniture and equipment expense increased $31,000, or 5.5%, for the second quarter of 2000 and $110,000 or 10.1%
year to date 2000 compared to 1999. These increases are largely due to the addition of new banking centers. Other non-interest expenses have increased $221,000 or 14.0% in the second quarter of 2000 and $276,000 or 9.2% year to date 2000 as compared to 1999.

Income Taxes

     Bancorp had income tax expense of $2,610,000 for the first six months of 2000, compared to $2,248,000 for the same period in 1999. The effective rate was 32.2% in 2000 and 32.4% in 1999.

B.   FINANCIAL CONDITION
     Total Assets

     Total assets increased $64,162,000 from December 31, 1999 to
June 30, 2000. Average assets for the first six months of 2000 were $712,110,000. Total assets at June 30, 2000 increased $112,989,000 from
June 30, 1999, representing a 17.6% increase. Since year end, loans have increased approximately $72.5 million; cash and due from banks and federal funds sold decreased $3.6 million; securities available for sale decreased $3.9 million, and securities held to maturity decreased $2.5 million. Mortgage loans available for sale increased $1.4 million.

     Nonperforming Loans and Assets

     Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $5,046,000 at June 30, 2000 and $4,415,000 at
December 31, 1999. This represents .81% of total loans at June 30, 2000 and December 31, 1999.

     Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $5,173,000 at June 30, 2000 and $4,500,000 at December 31, 1999. This represents .69% of total assets at June 30, 2000 compared to .65% at December 31, 1999.

C    LIQUIDITY

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


     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 2000, the Bank may pay up to $18,200,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the first and second quarters of 2000 the Bank paid dividends to Bancorp totaling $1,330,000.

D.   CAPITAL RESOURCES

     At June 30, 2000, stockholders' equity totaled $54,060,000, an increase of $3,806,000 since December 31, 1999. One component of equity is accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale, and a minimum pension liability adjustment, net of taxes. Accumulated other comprehensive losses were $1,452,000 at June 30, 2000 and $1,351,000 at December 31, 1999. The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank's portfolio of securities available for sale.

     In November, 1999, the Board of Directors authorized a 200,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. As of June 30, 2000, 56,750 shares had been repurchased for a total cost of $1,204,000.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance-sheet and off-balance sheet risks. The values of both balance-sheet and off-balance sheet items are adjusted to reflect credit risks.

     At June 30, 2000, Bancorp's tier 1 total risk based capital and leverage ratios were 9.11%, 10.41% and 7.44%, respectively. These ratios exceed the minimum required by regulators to be well capitalized.

E   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments. Under this standard, entities are required to carry all derivative instruments on the balance sheet at fair value.

     The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     During 1999 the Financial Accounting Standards Board issued Statement No. 137 which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. During
June of 2000, the Financial Accounting Standards Board issued Statement No. 138, (Accounting for Certain Derivative Instruments and Certain Hedging Activities) which provides guidance with respect to certain implementation issues related to Statement No. 133. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp has not determined when it will adopt Statement 133 nor has it determined the impact that Statement 133 will have on its financial statements. Management believes that such determination will not be meaningful until closer to the date of initial adoption.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 26, 2000, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 5,495,476 shares, and those shares were as follows.

(1) Fixing the number of directors at fourteen (14) and electing at the Annual Meeting five (5) directors:

         FOR                5,459,514
         AGAINST               12,692
         ABSTAIN               23,270

(2) Election of Directors: Bancorp has a staggered Board of Directors. The following individuals were nominated in 2000. All nominees were elected.
         The results below reflect cumulative voting.

                                 FOR      AGAINST   ABSTAIN   WITHHOLD
     James E. Carrico         27,437,963     -         -       39,420
     Jack M. Crowner          27,429,263     -         -       48,120
     George R. Keller         27,426,941     -         -       50,443
     Bruce P. Madison         27,441,723     -         -       35,660
     Jefferson T. McMahon     27,439,523     -         -       37,860

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

      The registrant was not required to file a Form 8-K during the quarter ended June 30, 2000.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    S.Y. BANCORP, INC.


Date:   August 10, 2000                  By:   /s/ David H. Brooks
                                               David H. Brooks, Chairman
                                               and Chief Executive Officer


Date:   August 10, 2000                  By:   /s/ David P. Heintzman
                                               David P. Heintzman, President


Date:   August 10, 2000                  By:   /s/ Nancy B. Davis
                                               Nancy B. Davis, Executive Vice
                                               President, Treasurer and Chief
                                               Financial Officer