Form 10-Q
period 2000-09-30
S Y BANCORP INC
filed 2000-11-13
CIK 835324

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

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

                              (502)582-2571
          (Registrant's telephone number, including area code)

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock, no par value - 6,634,573
               shares issued and outstanding at November 6, 2000

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

      -- Unaudited Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999

      -- Unaudited Consolidated Statements of Income for the three months ended September 30, 2000 and 1999

      -- Unaudited Consolidated Statements of Income for the nine months ended September 30, 2000 and 1999

      -- Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

      -- Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the nine months ended September 30, 2000

      -- Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and

      -- Notes to Unaudited Consolidated Financial Statements

                        S.Y. BANCORP, INC. AND SUBSIDIARY
                       Unaudited Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999

                                      September 30, 2000  December 31, 1999
(In thousands, except share data)

     Assets
Cash and due from banks                        $ 28,836         $ 27,813
Federal funds sold                                8,000            6,000
Mortgage loans held for sale                      2,993            2,608
Securities available for sale (amortized
  cost $61,930 in 2000 and $64,705 in 1999)      60,771           62,833
Securities held to maturity (approximate market
  value $17,688 in 2000 and $21,173 in 1999)     18,078           21,398
Loans                                           647,212          546,858
Allowance for loan losses                         9,400            7,336
                                                -------          -------
     Net loans                                  637,812          539,522
Premises and equipment                           16,858           16,420
Accrued interest receivable and other assets     14,621           13,221
                                                -------          -------
Total Assets                                   $787,969         $689,815
                                                =======          =======



     Liabilities and Stockholders' Equity
Deposits
  Non-interest bearing                         $ 96,574         $ 88,975
  Interest bearing                              574,444          480,987
                                                -------          -------
    Total deposits                              671,018          569,962
Securities sold under agreements
  to repurchase and federal funds purchased      42,606           53,455
Short-term borrowings                             4,450            3,954
Accrued interest payable and
  other liabilities                              10,911           10,090
Long-term debt                                    2,100            2,100
                                                -------          -------
Total Liabilities                               731,085          639,561
                                                -------          -------
Stockholders' equity
  Common stock, no par value; 10,000,000
    shares authorized; 6,626,155 and
    6,647,059 shares issued and outstanding
    in 2000 and 1999, respectively                5,559            5,627
  Surplus                                        14,156           14,602
  Retained earnings                              38,057           31,376
  Accumulated other comprehensive loss         (    888)        (  1,351)
                                                -------          -------
Total Stockholders' Equity                       56,884           50,254
                                                -------          -------
Total Liabilities and Stockholders' Equity     $787,969         $689,815
                                                =======          =======
See accompanying notes to unaudited consolidated financial statements.

                     S.Y. BANCORP, INC. AND SUBSIDIARY
                Unaudited Consolidated Statements of Income
            For the three months ended September 30, 2000 and 1999

                                                         2000       1999
(In thousands, except share and per share data)
Interest income
   Loans                                              $14,576    $11,017
   Federal funds sold                                      42        148
   Mortgage loans held for sale                            46        109
   U.S. Treasury and Federal agencies                     837        892
   Obligations of states and political
     subdivisions                                         255        211
                                                       ------     ------
         Total interest income                         15,756     12,377
                                                       ------     ------
Interest expense
   Deposits                                             7,050      4,817
   Securities sold under agreements
     to repurchase and federal funds purchased            627        363
   Short-term borrowings                                   41         20
   Long-term debt                                          41         36
                                                       ------     ------
         Total interest expense                         7,759      5,236
                                                       ------     ------
         Net interest income                            7,997      7,141
Provision for loan losses                                 750        300
                                                       ------     ------
         Net interest income after
           provision for loan losses                    7,247      6,841
                                                       ------     ------
Non-interest income
   Investment management and trust services             1,690       1,30
   Service charges on deposit accounts                  1,524        896
   Gains on sales of mortgage loans held for sale         260        377
   Other                                                  638        644
                                                       ------     ------
        Total non-interest income                       4,112      3,226
                                                       ------     ------
Non-interest expenses
   Salaries and employee benefits                       3,949      3,511
   Furniture and equipment expense                        557        598
   Other                                                1,778      1,669
                                                       ------     ------
         Total non-interest expenses                    6,743      6,227
                                                       ------     ------
         Income before income taxes                     4,616      3,840
Income tax expense                                      1,505      1,246
                                                       ------     ------
         Net income                                   $ 3,111    $ 2,594
                                                       ======     ======
Net income per share
   Basic                                              $   .47    $   .39
                                                       ======     ======
   Diluted                                            $   .46    $   .38
                                                       ======     ======
Average common shares
   Basic                                            6,633,613  6,668,368
                                                    =========  =========
   Diluted                                          6,819,255  6,874,624
                                                    =========  =========
See accompanying notes to unaudited consolidated financial statements.

                      S.Y. BANCORP, INC. AND SUBSIDIARY
                 Unaudited Consolidated Statements of Income
             For the nine months ended September 30, 2000 and 1999

                                                           2000     1999
     (In thousands, except share and per share data)
     Interest income
        Loans                                           $40,283   $31,224
        Federal funds sold                                  152       619
        Mortgage loans held for sale                        137       313
        U.S. Treasury and Federal agencies                2,548     2,775
        Obligations of states and political
          subdivisions                                      765       601
                                                         ------    ------
             Total interest income                       43,885    35,532
                                                         ------    ------
     Interest expense
        Deposits                                         18,546    14,025
        Securities sold under agreements
          to repurchase and federal funds purchased       1,904     1,202
        Short-term borrowings                               113        56
        Long-term debt                                      122       107
                                                         ------     -----
              Total interest expense                     20,685    15,390
                                                         ------    ------
              Net interest income                        23,200    20,142
     Provision for loan losses                            1,915     1,160
                                                         ------    ------
              Net interest income after
                provision for loan losses                21,285    18,982
                                                         ------    ------
     Non-interest income
        Investment management and trust services          4,668     3,927
        Service charges on deposit accounts               4,047     2,563
        Gains on sales of mortgage loans held for sale      813     1,248
        Gains on sales of securities available for sale      -        100
        Other                                             1,908     1,654
                                                         ------    ------
              Total non-interest income                  11,436     9,492
                                                         ------    ------
     Non-interest expenses
        Salaries and employee benefits                   11,830    10,088
        Net occupancy expense                             1,364     1,258
        Furniture and equipment expense                   1,754     1,685
        Other                                             5,053     4,668
                                                         ------    ------
              Total non-interest expenses                20,001    17,699
                                                         ------    ------
              Income before income taxes                 12,720    10,775
     Income tax expense                                   4,115     3,494
                                                         ------    ------
              Net income                                $ 8,605   $ 7,281
                                                         ======    ======
     Net income per share
        Basic                                           $  1.30   $  1.09
                                                         ======    ======
        Diluted                                         $  1.26   $  1.06
                                                         ======    ======
     Average common shares
        Basic                                         6,634,678 6,649,903
                                                      ========= =========
        Diluted                                       6,822,265 6,869,025
                                                      ========= =========
     See accompanying notes to unaudited consolidated financial statements.

                     S.Y. BANCORP, INC. AND SUBSIDIARY
                Unaudited Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2000 and 1999

                                                              2000      1999
(In thousands)
Operating activities
  Net Income                                              $  8,605    $7,281
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                               1,915     1,160
     Depreciation, amortization and accretion, net           1,355     1,380
     Gains on sales of mortgages held for sale            (    813)  ( 1,248)
     Gains on sales of securities available for sal             -    (   100)
     Origination of mortgage loans held for sale          ( 38,843)  (75,287)
     Proceeds from sales of mortgage loans held for sale    39,271    82,142
     (Increase) decrease in accrued interest receivable and
       other assets                                       (  1,793)  (   731)
     Increase (decrease) in accrued interest payable and
       other liabilities                                       757     2,052
                                                            ------   -------
Net cash provided (used) by operating activities            10,454    16,649
                                                            ------   -------
Investing activities
  Net (increase) decrease in federal funds sold           (  2,000)    7,000
  Purchases of securities available for sale              (  2,916) ( 51,694)
  Proceeds from maturities of securities available for sale  5,602    61,934
  Proceeds from maturities of securities held to maturity    3,314     4,906
  Proceeds from sales of securities available for sale          -      5,637
  Net (increase) decrease in loans                        (100,205) ( 69,353)
  Purchases of premises and equipment                     (  1,681) (  2,176)
  Proceeds from sales of other real estate                     126       895
                                                            ------    ------
Net cash provided (used) by investing activities          ( 97,760) ( 42,851)
                                                            ------    ------
Financing activities
  Net increase (decrease) in deposits                      101,056    37,655
  Net increase (decrease) in securities sold under
    agreements to repurchase and federal funds purchased  ( 10,849) (  9,356)
  Net increase (decrease) in short-term borrowings             496     2,007
  Issuance of common stock for options and dividend
    reinvestment plan                                          369       780
  Common stock purchases                                  (    883)       -
  Cash dividends paid                                     (  1,860) (  1,561)
                                                            ------    ------
Net cash provided (used) by financing activities            88,329    29,525
                                                            ------    ------
Net increase (decrease) in cash and cash equivalents         1,023     3,323
Cash and cash equivalents at beginning of period            27,813    21,661
                                                           -------   -------
Cash and cash equivalents at end of period                $ 28,836  $ 24,984
                                                           =======   =======
Income tax payments were $3,600 in 2000, and $4,775 in 1999.
Cash paid for interest was $20,552 in 2000, and $15,480 in 1999.

See accompanying notes to unaudited consolidated financial statements.

                       S.Y. BANCORP, INC. & SUBSIDIARY
    Unaudited Consolidated Statement of Changes in Stockholders' Equity
                For the nine months ended September 30, 2000

                                                                               Accumulated
                                  Common Stock                                    Other
                                Number of                         Retained     Comprehensive
                                Shares    Amount      Surplus     Earnings     Loss     Total

(In thousands, except share
  and per share data)

Balance December 31, 1999    6,647,059   $ 5,627     $ 14,602     $ 31,376 $( 1,351) $ 50,254

Net income                           -         -            -        8,605        -     8,605
Change in other
 comprehensive loss,
 net of tax                          -         -            -            -      463       463
Shares issued for stock
 options exercised dividend
 reinvestment plan and
 employee benefit plans         23,046        76          293            -        -       369
Cash dividends, $.29 per
 share                               -         -            -     (  1,924)       -  (  1,924)
Shares repurchased          (   43,950)  (   144)    (    739)           -        -  (    883)
                             ---------    ------      -------       ------   ------    ------
Balance September 30, 2000   6,626,155   $ 5,559     $ 14,156     $ 38,057 $(   888) $ 56,884
                             =========    ======      =======       ======   ======    ======

See accompanying notes to unaudited consolidated financial statements.


                      S.Y. BANCORP, INC. & SUBSIDIARY
          Unaudited Consolidated Statement of Comprehensive Income
           For the nine months ended September 30, 2000 and 1999

                                    Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                    2000          1999    2000         1999

     (In thousands)
     Net income                  $ 3,111       $ 2,594 $ 8,605      $ 7,281
     Other comprehensive income
      (loss), net of tax:
     Unrealized holding gains
      (losses) arising during
        the period                   564            34     463       (1,273)
       Less reclassification
        adjustment for gains
        included in net income         -             -       -           65
                                    ----          ----    ----         ----
     Other comprehensive
        income (loss)                564            34     463       (1,208)
                                    ----          ----    ----        -----
     Comprehensive income        $ 3,675       $ 2,628 $ 9,068   $    6,073
                                   =====         =====   =====        =====

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

     Interim results for the three and nine months ended
September 30, 2000 are not necessarily indicative of the results for the entire year.

(2)  Allowance for Loan Losses

     An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                         2000         1999

     Beginning balance                 $7,336       $6,666
     Provision for loan losses          1,915        1,160
     Loans charged off                  ( 429)      (  609)
     Recoveries                           578           57
                                        -----        -----
     Ending balance                    $9,400       $7,274
                                        =====        =====

 (3) Net Income Per Share

     The following table reflects, for the three and nine months periods ended September 30, the numerators (net income)and denominators (average shares outstanding) for the basic and diluted net income per share computations.

                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                         2000        1999    2000       1999

   (In thousands except per share data)

   Net income, basic and diluted      $ 3,111     $ 2,594 $ 8,605    $ 7,281
                                        =====       =====   =====      =====
   Average shares outstanding           6,634       6,668   6,635      6,650
   Effect of dilutive securities          185         207     187        219
                                        -----       -----   -----      -----
   Average shares outstanding
    including dilutive securities     $ 6,819     $ 6,875 $ 6,822    $ 6,869
                                        =====       =====   =====      =====
   Net income per share, basic        $   .47     $   .39 $  1.30    $  1.09
                                        =====       =====   =====      =====
   Net income per share, diluted      $   .46     $   .38 $  1.26    $  1.06
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

    Selected financial information by business segment for the three and nine months ended September 30, 2000 and 1999 follows:

                                   Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                    2000        1999      2000       1999
(In thousands)
Net interest income
  Commercial and retail banking  $ 7,858     $ 7,014  $ 22,813   $ 19,825
  Investment management and trust     12          23        46         66
  Mortgage banking                   127         104       341        251
                                   -----       -----    ------     ------
       Total                     $ 7,997     $ 7,141  $ 23,200   $ 20,142
                                   =====       =====    ======     ======
Non-interest income
  Commercial and retail banking  $ 1,928     $ 1,259  $  5,228   $  3,539
  Investment management and trust  1,806       1,435     5,073      4,288
  Mortgage banking                   378         532     1,135      1,665
                                   -----       -----    ------      -----
       Total                     $ 4,112     $ 3,226  $ 11,436   $  9,492
                                   =====       =====    ======      =====
Net income
  Commercial and retail banking  $ 2,420     $ 1,784  $  6,719   $  5,649
  Investment management and trust    574         836     1,588      1,364
  Mortgage banking                   117      (   26)      298        268
                                   -----       -----     -----      -----
       Total                     $ 3,111     $ 2,594  $  8,605   $  7,281
                                   =====       =====     =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item discusses the results of operations for S.Y.
Bancorp, Inc. ("Bancorp"), and its subsidiary, Stock Yards Bank & Trust Company for the three and nine months ended September 30, 2000 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2000 compared to December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

A.   RESULTS OF OPERATIONS

     Net income of $3,111,000 for the three months ended September 30, 2000 increased $517,000 or 19.9% from the comparable 1999 period. Basic net income per share was $.47 for the third quarter of 2000, an increase of 20.5% from the same period in 1999. Net income on a diluted basis was $.46 for the third quarter of 2000 compared to $.38 for the third quarter of 1999. This represents a 21.1% increase. Return on average assets and return on average stockholders' equity were 1.62% and 22.10%, respectively, for the third quarter of 2000, compared to 1.60% and 21.13%, respectively, for the same period in 1999.

     Net income of $8,605,000 for the nine months ended September
30, 2000 increased $1,324,000 or 18.2% from the comparable 1999 period. Basic net income per share was $1.30 for the first nine months of 2000, an increase of 19.3% from the same period in 1999. Net income on a diluted basis was $1.26 for the first nine months of 2000 compared to $1.06 for the first nine months of 1999. This represents an 18.9% increase. Return on average assets and return on average stockholders' equity were 1.58% and 21.56%, respectively, for the first nine months of 2000, compared to 1.56% and 20.65%, respectively, for the same period in 1999.

        The following paragraphs provide an analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

(In thousands except percentages)
                                       Three Months Ended  Nine Months Ended
                                         September 30         September 30
                                        2000        1999     2000      1999

Interest income                      $15,756     $12,377  $43,885   $35,532
Tax equivalent                           112          93      335       266
                                      ------      ------   ------    ------
Interest income, tax equivalent
 basis                                15,868      12,470   44,220    35,798
Total interest expense                 7,759       5,236   20,685    15,390
                                      ------      ------   ------    ------
Net interest income, tax equivalent
 basis (1)                             8,109     $ 7,234  $23,535   $20,408
                                      ======      ======   ======    ======
Net interest spread (2), annualized     3.70%       4.12%    3.83%     4.02%
                                      ======      ======   ======    ======
Net interest margin (3), annualized     4.51%       4.82%    4.60%     4.71%
                                      ======      ======   ======    ======
Notes:
(1) interest income, the most significant component of the Banks' earnings, is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

(2) interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

(3) interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity.

      Fully taxable equivalent net interest income of $8,109,000 for the three months ended September 30, 2000 increased $875,000 or 12.1% from the same period last year. Increases in net interest income arose from growth in earning assets (volume). As costs of funds, primarily time deposits, have increased, interest spreads and margins have declined. Net interest spread and net interest margin were 3.70%
and 4.51%, respectively, for the third quarter of 2000 and 4.12% and 4.82%, respectively, for the third quarter of 1999.

      Fully taxable equivalent net interest income of $23,535,000 for the nine months ended September 30, 2000 increased $3,127,000 or 15.3% from the same period last year. Net interest spread and net interest margin were 3.83% and 4.60%, respectively, for the first nine months of 2000 and 4.02% and 4.71%, respectively, for the first nine months of 1999.

      Average earning assets increased to $683,228,000 for the first nine months of 2000 as compared to $579,799,000 for the same period of 1999. Average interest bearing liabilities increased to $573,468,000 for the first nine months of 2000 compared to $485,744,000 for the same period of 1999.

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

      Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast. By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The September 30, 2000 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis
                                    Net Interest  Net Income  Diluted EPS
 (Dollars in thousands except      Income Change    Change       Change
  per share information)

Increase 200bp                         $ 1,954      $1,286      $  0.19
Increase 100bp                             972         640         0.09
Decrease 100bp                            (967)       (637)       (0.09)
Decrease 200bp                          (1,957)     (1,288)       (0.19)
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

     An analysis of the changes in the allowance for loan losses and selected ratios follow:

                                                       Nine months ended
                                                          September 30
   (In thousands except percentages)
                                                        2000         1999

   Balance at January 1                             $  7,336     $  6,666
   Provision for loan losses                           1,915        1,160
   Loan charge-offs, net of recoveries                   149     (    552)
                                                     -------      -------
   Balance at September 30                          $  9,400     $  7,274
                                                     =======      =======
   Average loans, net of unearned income            $599,613     $479,368
                                                     =======      =======
   Provision for loan losses to average loans (1)        .43%         .32%
                                                     =======      =======
   Net loan charge-offs (recoveries) to average
    loans (1)                                            .03%)        .15%
                                                     =======      =======
   Allowance for loan losses to average loans           1.57%        1.52%
                                                     =======      =======
   Allowance for loan losses to period-end loans        1.45%        1.41%
                                                     =======      =======
(1) Amounts Annualized

   Non-interest Income and Expenses

   The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 2000 and 1999.


                                         Three Months Ended  Nine Months Ended
                                            September 30       September 30

   (In thousands)                          2000       1999     2000      1999
   Non-interest income
     Investment management and trust
      services                           $1,690     $1,309  $ 4,668   $ 3,927
     Service charges on deposit accounts  1,524        896    4,047     2,563
     Gains on sales of mortgage loans
      held for sale                         260        377      813     1,248
     Gains on sales of securities
      available for sale                     -          -        -        100
     Other                                  638        644    1,908     1,654
                                          -----      -----   ------     -----
     Total non-interest income           $4,112     $3,226  $11,436   $ 9,492
                                          =====      =====   ======     =====
   Non-interest expenses
     Salaries and employee benefits      $3,949     $3,511  $11,830   $10,088
     Net occupancy expense                  459        449    1,364     1,258
     Furniture and equipment expense        557        598    1,754     1,685
     Other                                1,778      1,669    5,053     4,668
                                          -----      -----    -----     -----
     Total non-interest expenses         $6,743     $6,227  $20,001   $17,699
                                          =====      =====   ======    ======

     Non-interest income increased $886,000, or 27.5%, for the third quarter of 2000, compared to the same period in 1999. Trust income increased $381,000 or 29.1% in the third quarter of 2000, as compared to the same period in 1999. Trust assets under management at September 30, 2000 were $1.072 billion as compared to $914 million at December 31, 1999 and $828 million at September 30, 1999.

     Non-interest income increased $1,944,000 or 20.5% for the first nine months of 2000 compared to the same period in 1999. Trust income increased $741,000 or 18.9% in the first nine months of 2000 as compared to the same period.

      Service charges on deposit accounts increased $628,000 or 70.1% in the third quarter of 2000 and $1,484,000 or 57.9% in the first nine months of 2000 as compared to the same periods in 1999. Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. Additionally, in March 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge. These fees totaled approximately $80,000 for the first quarter, $550,000 for the second quarter, and $475,000 for the third quarter of 2000.

     Gains on sales of mortgage loans were $260,000 in the third quarter of 2000 and $813,000 in the first nine months of 2000 compared to $377,000 and $1,248,000, respectively, in 1999. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in early 1999 stimulated home buying and refinancing. As interest rates have increased mortgage loan volume, particularly refinancing, has decreased, resulting in a corresponding decrease in revenues from gains on sales of mortgage loans held for sale.

     Gains on sales of securities available for sale during the first quarter of 1999 occurred as management sold lower yielding, shorter term securities for intermediate term, higher yielding securities.
No sales of securities have occurred in 2000.

     Other non-interest income decreased $6,000 or 0.1% in the third quarter of 2000 and increased $254,000 or 15.3% in the first nine months of 2000 compared to 1999. Numerous factors contributed to the year to date increase, including approximately $40,000 from full service brokerage fees, $140,000 from check card income and $65,000 from ATM surcharges.

     Non-interest expenses increased $516,000 or 8.3% for the third quarter of 2000 and $2,302,000 or 13.0% year to date 2000 compared to the same periods in 1999. Salaries and employee benefits increased $438,000, or 12.5%, for the third quarter of 2000 and $1,742,000 or
17.3% year to date 2000 compared to the same periods in 1999. Employees continue to be added to support the Bank's growth. The Bank had 317 full time equivalent employees as of September 30, 2000 and 312 full time equivalents as of September 30, 1999. These increases also arose in part from normal salary increases. Net occupancy expense increased $10,000 or 2.2% in the third quarter of 2000 and $106,000 or 8.4% year to date 2000 as compared to 1999. Furniture and equipment expense decreased $41,000, or 6.9%, for the third quarter of 2000 and increased $69,000 or 4.1% year to date 2000 compared to 1999.
Other non-interest expenses have increased $109,000 or 6.5% in the third quarter of 2000 and $385,000 or 8.2% year to date 2000 as compared to 1999. The Bank's most recent addition to its banking center network was in the first quarter of 1999. While the Bank continues its expansion plans, the lull in opening new branches has resulted in more modest increases in non interest expenses.

Income Taxes

     Bancorp had income tax expense of $1,505,000 for the third quarter of 2000 compared to $1,246,000 for the same period in 1999. The effective rate for these periods was 32.60% and 32.45%, respectively.

     Bancorp had income tax expense of $4,115,000 for the first nine months of 2000, compared to $3,494,000 for the same period in 1999. The effective rate was 32.4% in both 2000 and 1999.

B.   FINANCIAL CONDITION
     Total Assets

     Total assets increased $98.2 million from December 31, 1999 to September 30, 2000. Average assets for the first nine months of 2000 were $729.2 million. Total assets at September 30, 2000 increased
$140.5 million from September 30, 1999, representing a 21.7% increase. Since year end, loans have increased approximately $100.4 million; cash and due from banks and federal funds sold decreased $3.0 million; securities available for sale decreased $2.1 million, and securities held to maturity decreased $3.3 million. Mortgage loans available for sale increased $.4 million. Loan demand has remained strong, and management has priced deposits, primarily certificates of deposits, very competitively to help fund loan growth.

     Nonperforming Loans and Assets

     Nonperforming loans, which include non-accrual and loans past due over 90 days, totaled $5,305,000 at September 30, 2000 and $4,415,000 at December 31, 1999. This represents .82% of total loans at September 30, 2000 and .81% at December 31, 1999.

     Nonperforming assets, which include non-performing loans, other real estate and repossessed assets, totaled $5,305,000 at September
30, 2000 and $4,500,000 at December 31, 1999.  This represents
 .67% of total assets at September 30, 2000 compared to .65% at December 31, 1999.

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

     Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 2000, the Bank may pay up to $20,600,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the first nine months of 2000 the Bank paid dividends to Bancorp totaling $2,028,000.

D.   CAPITAL RESOURCES

     At September 30, 2000, stockholders' equity totaled $56,884,000, an increase of $6,630,000 since December 31, 1999. One component of equity is accumulated other comprehensive income or loss which for Bancorp consists of net unrealized gains or losses on securities available for sale, and a minimum pension liability adjustment, net of taxes. Accumulated other comprehensive losses were $888,000 at September 30, 2000 and $1,351,000 at December 31, 1999. The change since year end is a reflection of the effect of interest rates on the valuation of the Bank's portfolio of securities available for sale.

     In November, 1999, the Board of Directors authorized a 200,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. As of September 30, 2000, 66,950 shares had been repurchased for a total cost of approximately $1,401,000.

     Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

     At September 30, 2000, Bancorp's tier 1, total risk based capital and leverage ratios were 9.17%, 10.47% and 7.47%, respectively. These ratios exceed the minimum required by regulators to be well capitalized.

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

     During 1999 the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of Statement 133 until January 1, 2001;
however, early adoption is permitted. During June of 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which provides guidance with respect to certain implementation issues related to Statement No. 133. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp will adopt Statement 133 on January 1, 2001. Because Bancorp currently has no derivative instruments or hedging activities, management believes the effect of adoption will not have an impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by Statements No. 133 and 138.

     In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities that replaces Statement No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

     This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

     A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interest sold, if any, based on their relative fair values are the date of the transfer.

     This statement requires the servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values.

     This statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     As Bancorp currently has no servicing assets, management believes the effect of the adoption will not have an impact on the consolidated financial statements.

                              Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

      The registrant was not required to file a Form 8-K during the quarter ended September 30, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        S.Y. BANCORP, INC.

Date:   November 10, 2000               By:   /s/ David H. Brooks
                                              David H. Brooks, Chairman
                                              and Chief Executive Officer


Date:   November 10, 2000               By:   /s/ David P. Heintzman
                                              David P. Heintzman, President


Date:   November 10, 2000               By:   /s/ Nancy B. Davis
                                              Nancy B. Davis, Executive Vice
                                              President, Treasurer and Chief
                                              Financial Officer