Form 10-K
period 2000-12-31
S Y BANCORP INC
filed 2001-03-23
CIK 835324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000	Commission File Number 1-13661

S.Y. BANCORP, INC.
1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common stock, no par value	Name of each exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 28, 2001, was $119,850,000.

    The number of shares of registrant's Common Stock, no par value, outstanding as of February 28, 2001, was 6,651,552.

Documents Incorporated by Reference

    Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 25, 2001 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I

Item 1.  Business

    S. Y. Bancorp, Inc. ("Bancorp"), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has one subsidiary, Stock Yards Bank & Trust Company. The subsidiary is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of its subsidiary bank.

Stock Yards Bank & Trust Company

    Stock Yards Bank & Trust Company ("the Bank") was originally chartered in 1904. In 1972, the Bank was granted full trust powers. In 1989, the Bank began to branch and thereby expand its retail business. The Bank's historical market niche has been providing commercial loans to small and mid-size companies. The Bank's staff focuses on establishing and maintaining long term relationships with customers. The Bank engages in a wide range of commercial and personal banking activities, including checking, savings and time deposit accounts; making of commercial, industrial, real estate, and consumer loans; issuance of letters of credit; and rental of safe deposit boxes. The Bank also provides a wide range of personal trust services. The Bank operates a mortgage company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The Bank offers full service brokerage products through an affiliation with a third party. In addition, the Bank offers Visa credit card services through an agreement with a non-affiliated bank. Customers of the Bank have access to automatic teller machines through a regional network.

    The Bank actively competes with other local and regional commercial banks and financial services institutions such as credit unions, savings and loans associations, insurance companies, brokerage companies, finance companies and mutual funds. Many banks and other financial services institutions with which the Bank competes are substantially larger than the Bank. These larger competitors have broader geographic markets, higher lending limits, sell broader product lines and make more effective use of advertising than can the Bank. While primarily serving Jefferson County, Kentucky, the Bank also serves customers residing in the adjacent Kentucky counties of Oldham, Shelby and Bullitt and in southern Indiana. In a 1996 acquisition, Bancorp established its first southern Indiana branch, thus expanding to another part of the Louisville, Kentucky metropolitan area. Factors affecting the Bank's ability to compete effectively include pricing, product availability, and service.

    The Bank has fifteen banking centers including the main office. Some of these locations are owned while others are leased. See "ITEM 2. PROPERTIES."

    At December 31, 2000, the Bank had 327 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Bank consider their relationships with employees to be good.

    See Note 20 to Bancorp's consolidated financial statements for the year ended December 31, 2000 (page 44 herein) for information relating to the Bank's business segments.

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

    The Gramm-Leach-Bliley Act ("the 1999 Act") repealed the Depression-era barrier between commercial and investment banking established by the Glass-Steagall Act, as well as the prohibition on the mixing of banking and insurance established by the Bank Holding Company Act of 1956. The 1999 Act allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company ("FHC"). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The 1999 Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be "well managed" and "well capitalized" and must have received a rating of "satisfactory" or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the 1999 Act will make it less cumbersome for banks to offer services "financial in nature" but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services which have, heretofore, been provided primarily by depository institutions.

Item 2.  Properties

    The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location is the Bank's operations center. In addition to the main office complex, the Bank owned seven branch properties at December 31, 2000 (one of which is located on leased land). The Bank also leased seven branch facilities. Of the fifteen banking locations, thirteen are located in Louisville and two are located in nearby southern Indiana. See Notes 5 and 15 to Bancorp's consolidated financial statements for the year ended December 31, 2000, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.  Legal Proceedings

    See Note 15 to Bancorp's consolidated financial statements for the year ended December 31, 2000, for information relating to legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Executive Officers of the Registrant

    The following table lists the names and ages (as of December 31, 2000) of all current executive officers of Bancorp. Each executive officer is appointed by the Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and offices with Bancorp
David H. Brooks Age 58	Chairman and Chief Executive Officer and Director
David P. Heintzman Age 41	President and Director
Kathy C. Thompson Age 39	Executive Vice President and Director
Phillip S. Smith Age 43	Executive Vice President
Gregory A. Hoeck Age 50	Executive Vice President
Nancy B. Davis Age 45	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

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

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

    Bancorp's common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp's common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 14 to the consolidated financial statements. On December 31, 2000, Bancorp had 777 shareholders of record.

	2000			1999
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
First	$22.50	$18.63	$0.09	$27.50	$23.00	$.08
Second	22.75	18.75	0.10	25.13	22.00	.08
Third	22.00	19.00	0.10	25.25	22.00	.08
Fourth	21.50	18.88	0.10	24.38	21.50	.09

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
	2000	1999	1998	1997	1996
	(Dollars in thousands except per share data)
Net interest income	$31,154	$27,470	$23,294	$19,723	$16,538
Provision for loan losses	2,840	1,635	1,600	1,000	800
Net income	11,592	9,706	8,218	6,534	5,179
Per share data
Net income, basic	$1.75	$1.46	$1.25	$1.00	$.79
Net income, diluted	1.70	1.41	1.21	.96	.77
Cash dividends declared	0.39	.33	.28	.24	.20
Average balances
Stockholders' equity	$54,656	$48,052	$40,691	$34,174	$29,675
Assets	747,816	637,276	540,696	437,037	352,977
Long-term debt	2,100	2,100	2,100	2,259	1,171
Ratios
Return on average assets	1.55%	1.52%	1.52%	1.50%	1.47%
Return on average stockholders' equity	21.21	20.20	20.20	19.12	17.45
Average stockholders' equity to average assets	7.31	7.54	7.53	7.82	8.41

    Per share information has been adjusted to reflect stock splits and stock dividends.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (the Bank). Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp's business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2000, the Bank had fifteen locations. The combined effect of added convenience with the Bank's focus on flexible, attentive customer service has been key to the Bank's growth and profitability. The wide range of services added by the wealth management group (investment management and trust, private banking, and brokerage) and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Results of Operations

    Net income was $11,592,000 or $1.70 per share on a diluted basis in 2000. This compares to $9,706,000 or $1.41 per share in 1999 and $8,218,000 or $1.21 per share in 1998. The increase in 2000 net income was attributable to growth in both net interest income and non-interest income which was partially offset by increased non-interest expenses. Earnings include a 13.5% increase in fully taxable equivalent net interest income and a 22.1% increase in non-interest income. Fees for investment management and trust services, service charges on deposit accounts, and other non-interest income increased for the year. Partially offsetting these increases, gains on sales of mortgage loans available for sale and gains on sales of securities available for sale decreased in 2000. Non-interest expenses increased 10.7%. Non-interest expenses increased in all categories reflective of continued expansion of the banking center network.

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

    Comparative information regarding net interest income follows:

	2000	1999	1998	2000/1999 Change		1999/1998 Change
	(Dollars in thousands)
Net interest income, tax equivalent basis	$31,601	$27,839	$23,541	13.5%		18.3%
Net interest spread	3.72%	4.03%	3.94%	(31	) bp	9	bp
Net interest margin	4.51%	4.72%	4.71%	(21	) bp	1	bp
Average earning assets	$700,579	$590,011	$499,598	18.7%		18.1%
Prime rate at year end	9.50%	8.50%	8.00%	100	bp	50	bp
Average prime rate	9.24%	8.44%	8.35%	80	bp	9	bp

bp
= basis point = 1/100 of a percent

    Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operates. The Bank's variable rate loans are indexed to prime rate and reprice as the prime rate changes.

Asset/Liability Management and Interest Rate Risk

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

    Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities, and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast. By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The December 31, 2000 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change
	(Dollars in thousands except per share information)
Increase 200 bp	6.21%	10.93%
Increase 100 bp	3.93	6.88
Decrease 100 bp	(3.95)	(6.93)
Decrease 200 bp	(7.93)	(13.88)

    To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments which are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. The Bank had no interest rate contracts at December 31, 2000. See Note 16 to the consolidated financial statements.

    The following table presents the increases in net interest income due to changes in rate and volume computed on a tax equivalent basis and indicates how net interest income in 2000 and 1999 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2000/1999			1999/1998
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Net Change			Net Change
		Rate	Volume		Rate	Volume
	(In Thousands)
Interest income
Loans	$12,429	$1,570	$10,859	$5,194	$(1,771)	$6,965
Federal funds sold	(340)	208	(548)	69	13	56
Mortgage loans held for sale	(184)	48	(232)	(183)	(9)	(174)
Securities
Taxable	(234)	(252)	18	312	(73)	385
Tax-exempt	270	206	64	382	(34)	416

Total interest income	11,941	1,780	10,161	5,774	(1,874)	7,648

Interest expense
Deposits
Interest bearing demand deposits	906	376	530	852	(58)	910
Savings deposits	(47)	(39)	(8)	(25)	(122)	97
Money market deposits	549	282	267	36	(49)	85
Time deposits	5,839	2,322	3,517	(166)	(1,190)	1,024
Securities sold under agreements to repurchase and federal funds purchased	844	468	376	810	(76)	886
Other short-term borrowings	69	40	29	(24)	(14)	(10)
Long-term debt	19	19	—	(7)	(7)	—

Total interest expense	8,179	3,468	4,711	1,476	(1,516)	2,992

Net interest income	$3,762	$(1,688)	$5,450	$4,298	$(358)	$4,656

Provision for Loan Losses

    In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers' ability to pay. The provision for loan losses is summarized below:

	2000	1999	1998
	(Dollars In thousands)
Provision for loan losses	$2,840	$1,635	$1,600
Allowance to loans at year end	1.40%	1.34%	1.49%
Allowance to average loans for year	1.52%	1.49%	1.61%

    The Bank's charge-off history has been below the levels of its peers and the loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2000, is adequate to absorb losses inherent in the loan portfolio as of this date. See "Financial Condition—Allowance for Loan Losses" on page 16.

Non-Interest Income and Non-Interest Expenses

    The following table provides a comparison of the components of non-interest income and expenses for 2000, 1999, and 1998. The table shows the dollar and percentage change from 1999 to 2000 and from 1998 to 1999. Below the table is a discussion of significant changes and trends.

				2000/1999		1999/1998
	2000	1999	1998	Change	%	Change	%
	(Dollars In thousands)
Non-interest income
Investment management and trust services	$6,327	$5,194	$4,573	$1,133	21.8%	$621	13.6%
Service charges on deposit accounts	5,528	3,484	2,886	2,044	58.7	598	20.7
Gains on sales of mortgage loans held for sale	1,043	1,511	2,047	(468)	(31.0)	(536)	(26.2)
Gains on sales of securities available for sale	—	100	341	(100)	(100.0)	(241)	(70.7)
Other	2,517	2,331	1,525	186	8.0	806	52.9

	$15,415	$12,620	$11,372	$2,795	22.1%	$1,248	11.0%

Non-interest expenses
Salaries and employee benefits	$15,559	$13,750	$11,660	$1,809	13.2	$2,090	17.9%
Net occupancy expense	1,800	1,711	1,407	89	5.2	304	21.6
Furniture and equipment expense	2,309	2,282	2,009	27	1.2	273	13.6
Other	7,036	6,388	5,943	648	10.1	445	7.5

	$26,704	$24,131	$21,019	$2,573	10.7%	$3,112	14.8%

    The largest component of non-interest income is income from investment managment and trust services. This area of the bank continues to grow through attraction of new business, customer retention and market appreciation. At December 31, 2000 assets under managment totaled $1.056 billion compared to $914 million at December 31, 1999 and $770 million as of December 31, 1998. Included in these totals are the assets of the Bank's investment portfolio. These amounts were

$77 million at year end 2000, $76 million at year end 1999, and $100 million at year end 1998. Growth in the department's assets include both personal and employee benefit accounts.

    Growth in service charges on deposit accounts is primarily due to increased account volumes and a new overdraft service for retail customers. Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. Additionally, in March 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in our increasing an overdraft, the customer pays the standard overdraft chage. These fees totaled approximately $1.4 million for the year.

    The Bank operates a mortgage banking company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing as well as a program for low income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Favorable rates in 1998 and early 1999 stimulated home buying and refinancing, however, beginning in the second quarter of 1999 and continuing through 2000, rising rates resulted in lower levels of activity, particularly refinancing. The mortage company began origination and sale of sub-prime loans in 1998. This activity contributed $134,000 to the gains on sales of mortgage loans in 2000 and $212,000 in 1999. Investors commit to purchase both prime and sub-prime loans when such loans are originated, subject to verification of certain underwriting criteria. The Bank retains none of these sub-prime loans in its portfolio.

    Salaries and benefits are the largest component of non-interest expenses. Increases in personnel expense arose in part from regular salary increases. Officer increases are effective January 1 and non-officer increases are effective on each individual's anniversary date. Also, the Bank continues to add employees to support growth. At December 31, 2000, the Bank had 327 full-time equivalent employees compared to 316 at the same date in 1999 and 275 for 1998. There are no significant obligations for post-retirement or post-employment benefits.

    Net occupancy expenses have increased as the Bank has added banking centers. During late 2000, the Bank opened one location; during 1999 the Bank opened two. At December 31, 2000 the Bank had fifteen banking center locations including the main office. Furniture and equipment expenses have increased with the addition of banking centers. Further, the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income, over the lives of the assets, in the form of depreciation expense. Occupancy and furniture and equipment expenses increased at a lower rate in 2000 as a result of general awareness of the need to control non-interest expenses.

    Other non-interest expenses have increased from numerous factors and reflect the Bank's growth. Among costs which increased significantly were delivery and communications.

Income Taxes

    A three year comparison of income tax expense and effective tax rate follows:

	2000	1999	1998
	(Dollars In thousands)
Income tax expense	$5,433	$4,618	$3,829
Effective tax rate	31.9%	32.2%	31.8%

Financial Condition

Earning Assets and Interest Bearing Liabilities

    Summary information with regard to Bancorp's financial condition follows:

				2000/1999		1999/1998
	2000	1999	1998	Change	%	Change	%
	(Dollars In thousands)
Average earning assets	$700,579	$590,011	$499,598	$110,568	18.7%	$90,413	18.1%
Average interest bearing liabilities	589,219	493,866	417,574	95,353	19.3	76,292	18.3
Average total assets	747,816	637,276	540,696	110,540	17.3	96,580	17.9
Total year end assets	852,260	689,815	609,788	162,445	23.5	80,027	13.1

    The Bank has experienced significant growth over the last several years. Growth of average earning assets occurred primarily in the area of loans. Loan demand continued to be strong during 2000. From year end 1999 to year end 2000, commercial and industrial loans increased 17.9%. Construction and development loans increased 48.1%. Real estate mortgage loans increased 19.5%. Consumer loans increased 26.2%. Partially offsetting growth in loans was a decrease in federal funds sold and mortgage loans held for sale.

    The increase in average interest bearing liabilities from 1999 to 2000 occurred primarily in interest bearing demand and time deposits. Time deposits showed the largest growth. The increase in time deposits can be primarily attributed to a retail certificates of deposit promotion in the fourth quarter of 2000 used to fund loan growth. An area of significant growth in 1999 which continued into 2000 was securities sold under agreements to repurchase. Commercial depositors have the opportunity to enter into a sweep agreement whereby excess demand deposit balances are transferred to a separate account. This balance is used to purchase securities sold under agreements to repurchase. In the fourth quarter of 1999, the Bank accepted up to $20 million in public funds from the Jefferson County, Kentucky Sheriff. These funds were generated from the collection of property taxes and were withdrawn from the Bank during January 2000.

Average Balances and Interest Rates—Taxable Equivalent Basis

	Year 2000			Year 1999			Year 1998
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)
Earning assets
Federal funds sold	$6,242	$441	7.07%	$14,795	$781	5.28%	$13,736	$712	5.18%
Mortgage loans held for sale	2,235	183	8.19	5,141	368	7.16	7,577	550	7.26
Securities
Taxable	60,165	3,406	5.66	59,860	3,640	6.08	53,552	3,328	6.21
Tax exempt	19,047	1,459	7.66	18,114	1,197	6.61	11,798	815	6.91
Loans, net of unearned income	612,890	55,345	9.03	492,101	42,907	8.72	412,935	37,714	9.13

Total earning assets	700,579	60,834	8.68	590,011	48,893	8.29	499,598	43,119	8.63

Less allowance for loan losses	8,613			7,172			6,401

	691,966			582,839			493,197
Non-earning assets
Cash and due from banks	25,672			23,996			20,975
Premises and equipment	16,729			16,454			14,823
Accrued interest receivable and other assets	13,449			13,987			11,701

Total assets	$747,816			$637,276			$540,696

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$127,056	$4,128	3.25%	$110,049	$3,222	2.93%	$78,995	$2,370	3.00%
Savings deposits	28,053	693	2.47	28,345	740	2.61	24,953	765	3.07
Money market deposits	53,423	2,027	3.79	45,789	1,478	3.23	43,191	1,442	3.34
Time deposits	329,152	19,533	5.93	266,544	13,694	5.14	247,503	13,860	5.60
Securities sold under agreements to repurchase and federal funds purchased	47,088	2,536	5.39	39,231	1,692	4.31	18,813	882	4.69
Other short-term borrowings	2,347	151	6.43	1,808	82	4.54	2,019	106	5.25
Long-term debt	2,100	165	7.86	2,100	146	6.95	2,100	153	7.29

Total interest bearing liabilities	589,219	29,233	4.96	493,866	21,054	4.26	417,574	19,578	4.69

Non-interest bearing liabilities
Non-interest bearing demand deposits	92,250			87,609			75,332
Accrued interest payable and other liabilities	11,691			7,749			7,099

Total liabilities	693,160			589,224			500,005
Stockholders' equity	54,656			48,052			40,691

Total liabilities and stockholders' equity	$747,816			$637,276			$540,696

Net interest income		$31,601			$27,839			$23,541

Net interest spread			3.72%			4.03%			3.94%

Net interest margin			4.51%			4.72%			4.71%

Securities

    The primary purpose of the securities portfolio is to provide another source of interest income as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

    The carrying value of securities is summarized as follows:

	December 31
	2000	1999	1998
	(In thousands)
Securities available for sale
U.S. Treasury and federal agency obligations	$51,553	$50,115	$67,297
Mortgage-backed securities	996	1,128	—
Obligations of states and political subdivisions	15,210	9,662	4,774
Other	2,175	1,928	1,470

	$69,934	$62,833	$73,541

Securities held to maturity
U.S. Treasury and federal agency obligations	$—	$1,000	$2,012
Mortgage-backed securities	7,369	8,486	13,197
Obligations of states and political subdivisions	9,520	11,912	12,537

	$16,889	$21,398	$27,746

    The maturity distribution and weighted average interest rates of debt securities at December 31, 2000, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Securities available for sale
U.S. Treasury and federal agency obligations	$13,018	6.03%	$31,797	5.62%	$5,735	6.06%	$1,003	8.03%
Mortgage-backed securities	164	8.03	655	8.03	177	8.03	—	—
Obligations of states and political subdivisions	—	—	2,413	4.29	5,478	4.53	7,319	5.22

	$13,182	6.06%	$34,865	5.57%	$11,390	5.35%	$8,322	5.56%

Securities held to maturity
Mortgage-backed securities	$1,134	6.54%	$4,535	6.54%	$1,700	6.54%	—	—
Obligations of states and political subdivisions	866	4.95	4,683	4.54	3,971	4.40	—	—

	$2,000	5.85%	$9,218	5.52%	$5,671	5.04%	—	—

Loan Portfolio

    Bancorp's primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
	2000	1999	1998	1997	1996
	(In thousands)
Commercial and industrial	$137,086	$116,248	$103,345	$101,030	$88,352
Construction and development	51,479	34,760	30,155	21,481	22,518
Real estate mortgage	417,170	349,164	277,994	217,830	166,574
Consumer	58,899	46,686	36,792	29,952	24,104

	$664,634	$546,858	$448,286	$370,293	$301,548

    The following tables show the amounts of commercial and industrial loans, and construction and development loans, at December 31, 2000, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.

	Maturing
	Within one year	After one but within five years	After five years	Total
	(In thousands)
Commercial and industrial	$43,281	$57,545	$36,260	$137,086
Construction and development	51,479	—	—	51,479

	Interest Sensitivity
	Fixed rate	Variable rate
	(In thousands)
Due after one but within five years	$48,721	$8,823
Due after five years	13,409	22,852

	$62,130	$31,675

Nonperforming Loans and Assets

    Information summarizing nonperforming assets, including nonaccrual loans follows:

	December 31
	2000	1999	1998	1997	1996
	(Dollars In thousands)
Nonaccrual loans	$602	$2,770	$2,163	$290	$854
Loans past due, 90 days or more and still accruing	2,342	1,645	197	682	102

Nonperforming loans	$2,944	$4,415	$2,360	$972	$956
Foreclosed real estate	833	—	1,836	—	275
Other foreclosed property	—	85	58	—	—

Nonperforming assets	$3,777	$4,500	$4,254	$972	$1,231

Nonperforming loans as a percentage of total loans	.44%	.81%	.53%	.26%	.32%
Nonperforming assets as a percentage of total assets	.44%	.65%	.70%	.20%	.30%

    The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 2000 totaled $32,000. Interest income that would have been recorded in 2000 if nonaccrual loans were on a current basis in accordance with their original terms was $271,000.

    In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans of approximately $1,527,000 are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss. The allowance for loan losses is discussed further under the heading "Provision for Loan Losses" on page 10.

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

    The allowance is maintained at a level considered by management to be adequate to cover losses that are inherent in the loan portfolio. Factors considered include past loss experience, general economic conditions, and information about specific borrower situations including financial position and collateral values. Estimating inherent loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgements about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb inherent losses on existing loans that may become uncollectible. See "Results of Operations—Provision for Loan Losses" on page 10.

Summary of Loan Loss Experience

    The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance charged to expense.

	Years ended December 31
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Average loans	$612,890	$492,101	$412,935	$329,162	$273,031

Balance of allowance for loan losses at beginning of year	$7,336	$6,666	$5,921	$5,155	$4,507
Loans charged off
Commercial and industrial	424	644	146	75	107
Real estate mortgage	546	43	54	26	45
Consumer	480	348	735	183	112

Total loans charged off	1,450	1,035	935	284	264

Recoveries of loans previously charged off Commercial and industrial	508	5	14	3	27
Real estate mortgage	7	10	18	9	16
Consumer	90	55	48	38	47

Total recoveries	605	70	80	50	90

Net loans charged off	845	965	855	234	174
Additions to allowance charged to expense	2,840	1,635	1,600	1,000	800
Balance of allowance of acquired bank at date of acquisition	—	—	—	—	22

Balance at end of year	$9,331	$7,336	$6,666	$5,921	$5,155

Ratio of net charge-offs during year to average loans	.14%	.20%	.21%	.07%	.06%

    The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
	2000	1999	1998	1997	1996
	(In thousands)
Commercial and industrial	$2,334	$2,743	$2,625	$2,337	$1,913
Construction and development	2,285	58	51	201	241
Real estate mortgage	1,693	1,351	1,739	2,034	1,775
Consumer	1,686	981	921	163	253
Unallocated	1,333	2,203	1,330	1,186	973

	$9,331	$7,336	$6,666	$5,921	$5,155

    The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2000	1999	1998	1997	1996
Commercial and industrial	20.6%	21.2%	23.1%	27.3%	29.3%
Construction and development	7.7	6.4	6.7	5.8	7.5
Real estate mortgage	62.8	63.8	62.0	58.8	55.2
Consumer	8.9	8.6	8.2	8.1	8.0

	100.0%	100.0%	100.0%	100.0%	100.0%

    Selected ratios relating to the allowance for loan losses follows:

	Years ended December 31
	2000		1999		1998
Provision for loan losses to average loans	.46%		.33%		.39%
Net charge-offs to average loans	.14%		.20%		.21%
Allowance for loan losses to average loans	1.52%		1.49%		1.61%
Allowance for loan losses to year end loans	1.40%		1.34%		1.49%
Loan loss coverage	23.51	X	16.54	X	15.98	X

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

	Years ended December 31
	2000		1999		1998
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$92,250	—%	$87,609	—%	$75,332	—%
Interest bearing demand deposits	127,056	3.25	110,049	2.93	78,995	3.00
Savings deposits	28,053	2.47	28,345	2.61	24,953	3.07
Money market deposits	53,423	3.79	45,789	3.23	43,191	3.34
Time deposits	329,152	5.93	266,544	5.14	247,503	5.60

	629,934		$538,336		$469,974

    Maturities of time deposits of $100,000 or more outstanding at December 31, 2000, are summarized as follows:

Amount
(In thousands)
3 months or less	$23,205
Over 3 through 6 months	17,798
Over 6 through 12 months	35,596
Over 12 months	26,358

$102,957

Short-Term Borrowings

    Repurchase agreements have maturities of less than one month. Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2000		1999		1998
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase
Year end balance	$52,276	5.48%	$53,455	5.24%	$33,529	4.15%
Average during year	40,731	5.23	38,847	4.31	18,527	4.67

Maximum month end balance during year	52,276		54,974		33,867

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

    Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the Federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 2000 the amount of available credit from the FHLB totaled $125 million. To date, the Bank has not needed to access this source of funds. Finally, the Bank has federal funds purchased lines with correspondent banks totaling $60 million and Bancorp has a $6 million line of credit with a correspondent bank.

    Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 14 to Bancorp's consolidated financial statements, the Bank may pay up to $16,583,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

Capital

    Information pertaining to Bancorp's capital balances and ratios follows:

	Years ended December 31
	2000	1999	Change
	(Dollars in thousands)
Stockholder's equity	$60,288	$50,254	20.0%
Dividends per share	$0.39	$0.33	18.2%
Tier 1 risk-based capital	8.87%	9.55%	(68	)bp
Total risk-based captial	10.16%	10.86%	(70	)bp
Leverage ratio	7.38%	7.56%	(18	)bp

    The increase in stockholders' equity from 1999 to 2000 was due to the strong earnings of 2000 coupled with a philosophy to retain approximately 70% to 80% of earnings in equity.

    Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off balance sheet risks. The value of both balance sheet and off balance sheet items are adjusted to reflect credit risks.

    Note 18 to the consolidated financial statements provides more details of regulatory capital requirements, as well as, capital ratios of the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. These ratios for Bancorp and the Bank had decreased over the last several years as assets grew more quickly than equity. Management considers the effects of growth on capital ratios as it contemplates plans for expansion. In their December, 2000 examination, the Bank's regulators asked that certain mortgage loans sold be included in off balance sheet items considered in the computation of regulatory capital ratios. Investors may require the Bank to repurchase these loans if the obligor defaults in a time frame of up to one year from origination. While the Bank has repurchased one such loan in the eight years it has sold mortgage loans, the regulators felt it prudent to reflect these loans as described above. Had these loans not been included as described, Tier 1 and total risk-based capital would have been 9.10% and 10.40%, respectively at December 31, 2000.

    In January, 1999 the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The new shares were distributed in February, 1999. This capital change was made to enhance shareholder value by increasing the number of shares of Bancorp's stock outstanding and to reduce the per share market price of the stock. Per share information has been restated to reflect the stock splits. In November, 1999 Bancorp announced a 200,000 share common stock buy back program representing approximately 3% of it's common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. At December 31, 2000, 71,950 shares had been repurchased pursuant to this program.

    A component of equity is accumulated other comprehensive income (losses) which for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $21,000 at December 31, 2000 and accumulated other comprehensive loss was $1,351,000 at December 31, 1999. The $1,372,000 increase in accumulated other comprehensive income (losses) is primarily a reflection of the effect of the interest rate environment on the valuation of the Bank's portfolio of securities available for sale.

    The following table presents various key financial ratios:

Return on Assets and Equity

	Years ended December 31
	2000	1999	1998
Return on average assets	1.55%	1.52%	1.52%
Return on average stockholders' equity	21.21	20.20	20.20
Dividend pay out ratio, based on basic EPS	22.29	22.60	22.40
Average stockholders' equity to average assets	7.31	7.54	7.53

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

    During 1999 the Financial Account Standards Board issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. During June of 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which provides guidance with respect to certain implementation issues related to Statement No. 133. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp will adopt Statement No. 133 on January 1, 2001. Because Bancorp currently has no derivative instruments or hedging activities, management believes the effect of adoption will not have an impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by Statement Nos. 133 and 138.

    In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces FASB Statement No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

    This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

    A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets and retained interest sold, if any, should be allocated based on their relative fair values at the date of the transfer.

    This statement requires the servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and an assessment for asset impairment or increased obligation be made based on their fair values. This statement also requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

    As Bancorp currently has no servicing assets, management believes the effect of the adoption will not have an impact on the consolidated financial statements.

Quarterly Operating Results

    Following is a summary of quarterly operating results for 2000 and 1999:

	2000				1999
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except per share data)
Interest income	$16,502	$15,756	$14,648	$13,481	$12,992	$12,377	$11,846	$11,309
Interest expense	8,548	7,759	6,858	6,068	5,664	5,236	5,211	4,943

Net interest income	7,954	7,997	7,790	7,413	7,328	7,141	6,635	6,366
Provision for loan losses	925	750	585	580	475	300	300	560

Net interest income after provision	7,029	7,247	7,205	6,833	6,853	6,841	6,335	5,806
Non-interest income	3,979	4,112	4,002	3,322	3,128	3,226	3,235	3,031
Non-interest expenses	6,703	6,743	6,915	6,343	6,432	6,227	5,978	5,494

Income before income taxes	4,305	4,616	4,292	3,812	3,549	3,840	3,592	3,343
Income tax expense	1,318	1,505	1,390	1,220	1,124	1,246	1,149	1,099

Net income	$2,987	$3,111	$2,902	$2,592	$2,425	$2,594	$2,443	$2,244

Basic earnings per share	$0.45	$0.47	$0.44	$0.39	$0.36	$0.39	$0.37	$0.34
Diluted earnings per share	0.44	0.46	0.43	0.38	0.35	0.38	0.36	0.33

    Per share information has been adjusted to reflect the February, 1999 2-for-1 stock split.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

    Information required by this item is included in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

    The following consolidated financial statements of Bancorp and report of independent auditors are included below:

    Consolidated Balance Sheets—December 31, 2000 and 1999
    Consolidated Statements of Income—years ended December 31, 2000, 1999, and 1998
    Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2000, 1999, and 1998
    Consolidated Statements of Comprehensive Income—years ended December 31, 2000, 1999, and 1998
    Consolidated Statements of Cash Flows—years ended December 31, 2000, 1999, and 1998
    Notes to Consolidated Financial Statements
    Independent Auditors' Report
    Management's Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31
	2000	1999
	(Dollars in thousands)
Assets
Cash and due from banks	$44,597	$27,813
Federal funds sold	29,020	6,000
Mortgage loans held for sale	2,330	2,608
Securities available for sale (amortized cost $69,601 in 2000 and $64,705 in 1999)	69,934	62,833
Securities held to maturity (approximate fair value $17,004 in 2000 and $21,173 in 1999)	16,889	21,398
Loans	664,634	546,858
Less allowance for loan losses	9,331	7,336

Net loans	655,303	539,522
Premises and equipment	17,497	16,420
Accrued interest receivable and other assets	16,690	13,221

Total assets	$852,260	$689,815

Liabilities
Deposits
Non-interest bearing	$103,172	$88,975
Interest bearing	622,485	480,987

Total deposits	725,657	569,962
Securities sold under agreements to repurchase and federal funds purchased	52,276	53,455
Other short-term borrowings	1,813	3,954
Accrued interest payable and other liabilities	10,126	10,090
Long-term debt	2,100	2,100

Total liabilities	791,972	639,561

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding 6,637,477 in 2000 and 6,647,059 in 1999	5,595	5,627
Surplus	14,292	14,602
Retained earnings	40,380	31,376
Accumulated other comprehensive income (loss)	21	(1,351)

Total stockholders' equity	60,288	50,254

Total liabilities and stockholders' equity	$852,260	$689,815

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31
	2000	1999	1998
	(In thousands, except per share data)
Interest income
Loans	$55,337	$42,899	$37,705
Federal funds sold	441	781	712
Mortgage loans held for sale	183	368	550
Securities
Taxable	3,406	3,640	3,328
Tax exempt	1,020	836	577

Total interest income	60,387	48,524	42,872

Interest expense
Deposits	26,381	19,134	18,437
Securities sold under agreements to repurchase and federal funds purchased	2,536	1,692	882
Other short-term borrowings	151	82	106
Long-term debt	165	146	153

Total interest expense	29,233	21,054	19,578

Net interest income	31,154	27,470	23,294
Provision for loan losses	2,840	1,635	1,600

Net interest income after provision for loan losses	28,314	25,835	21,694

Non-interest income
Investment management and trust services	6,327	5,194	4,573
Service charges on deposit accounts	5,528	3,484	2,886
Gains on sales of mortgage loans held for sale	1,043	1,511	2,047
Gains on sales of securities available for sale	—	100	341
Other	2,517	2,331	1,525

Total non-interest income	15,415	12,620	11,372

Non-interest expenses
Salaries and employee benefits	15,559	13,750	11,660
Net occupancy expense	1,800	1,711	1,407
Furniture and equipment expense	2,309	2,282	2,009
Other	7,036	6,388	5,943

Total non-interest expenses	26,704	24,131	21,019

Income before income taxes	17,025	14,324	12,047
Income tax expense	5,433	4,618	3,829

Net income	$11,592	$9,706	$8,218

Net income per share, basic	$1.75	$1.46	$1.25

Net income per share, diluted	$1.70	$1.41	$1.21

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

	Three Years Ended December 31, 2000
	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Surplus	Retained Earnings		Total
		(In thousands, except share data)
Balance December 31, 1997	6,563,942	$5,486	$13,644	$17,495	$292	$36,917
Net income	—	—	—	8,218	—	8,218
Change in other comprehensive income, net of tax	—	—	—	—	173	173
Stock options exercised	9,938	16	37	—	—	53
Shares issued for dividend reinvestment and employee stock purchase plans	19,458	33	394	—	—	427
Cash dividends, $.28 per share	—	—	—	(1,845)	—	(1,845)

Balance December 31, 1998	6,593,338	5,535	14,075	23,868	465	43,943
Net income	—	—	—	9,706	—	9,706
Change in other comprehensive income, net of tax	—	—	—	—	(1,816)	(1,816)
Stock options exercised	51,340	106	416	—	—	522
Shares issued for dividend reinvestment and employee stock purchase plans	25,381	63	552	—	—	615
Cash dividends, $.33 per share	—	—	—	(2,198)	—	(2,198)
Shares repurchased	(23,000)	(77)	(441)	—	—	(518)

Balance December 31, 1999	6,647,059	5,627	14,602	31,376	(1,351)	50,254
Net income	—	—	—	11,592	—	11,592
Change in other comprehensive income, net of tax	—	—	—	—	1,372	1,372
Stock options exercised	14,724	49	101	—	—	150
Shares issued for dividend reinvestment and employee stock purchase plans	24,644	82	419	—	—	501
Cash dividends, $.39 per share	—	—	—	(2,588)	—	(2,588)
Shares repurchased	(48,950)	(163)	(830)	—	—	(993)

Balance December 31, 2000	6,637,477	$5,595	$14,292	$40,380	$21	$60,288

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2000	1999	1998
	(In thousands)
Net income	$11,592	$9,706	$8,218
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period	1,448	(1,628)	398
Less reclassification adjustment for gains included in net income	—	65	225
Minimum pension liability adjustment	(76)	(123)	—

Other comprehensive income (loss)	1,372	(1,816)	173

Comprehensive income	$12,964	$7,890	$8,391

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2000	1999	1998
	(In thousands)
Operating activities
Net income	$11,592	$9,706	$8,218
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,840	1,635	1,600
Depreciation, amortization and accretion, net	1,798	1,493	1,702
Provision for deferred income taxes	(987)	(203)	(749)
Gains on sales of securities available for sale	—	(100)	(341)
Gains on sales of mortgage loans held for sale	(1,043)	(1,511)	(2,047)
Origination of mortgage loans held for sale	(50,253)	(89,097)	(110,155)
Proceeds from sales of mortgage loans held for sale	51,574	97,791	107,594
Income tax benefit of stock options exercised	37	394	—
(Increase) decrease in accrued interest receivable and other assets	(4,785)	(487)	(2,623)
Increase (decrease) in accrued interest payable and other liablilities	(28)	3,371	2,816

Net cash provided by operating activities	10,745	22,992	6,015

Investing activities
Net (increase) decrease in federal funds sold	(23,020)	1,000	(1,000)
Purchases of securities available for sale	(13,654)	(77,492)	(111,143)
Purchases of securities held to maturity	—	—	(49,995)
Proceeds from sales of securities available for sale	—	10,618	11,306
Proceeds from maturities of securities available for sale	8,635	75,016	59,637
Proceeds from maturities of securities held to maturity	4,504	6,391	50,807
Net increase in loans	(118,621)	(99,537)	(78,848)
Purchases of premises and equipment	(2,678)	(2,178)	(3,255)
Proceeds from sales of other real estate	1,401	1,235	—

Net cash used in investing activities	(143,433)	(84,947)	(122,491)

Financing activities
Net increase in deposits	155,695	52,350	100,041
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(1,179)	14,926	24,845
Net increase (decrease) in short-term borrowings	(2,141)	3,095	(3,624)
Repayments of long-term debt	—	—	(15)
Issuance of common stock	614	349	480
Common stock repurchases	(993)	(518)	—
Cash dividends paid	(2,524)	(2,095)	(1,743)

Net cash provided by financing activities	149,472	68,107	119,984

Net increase (decrease) in cash and cash equivalents	16,784	6,152	3,508
Cash and cash equivalents at beginning of year	27,813	21,661	18,153

Cash and cash equivalents at end of year	$44,597	$27,813	$21,661

Supplemental cash flow information:
Income tax payments	$5,500	$5,915	$2,803
Cash paid for interest	28,989	21,099	19,762

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

    The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiary, Stock Yards Bank & Trust Company. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

    The Bank is engaged in commercial and retail banking services, trust and investment management services, and mortgage banking services. Bancorp's market area is Louisville, Kentucky and surrounding communities including southern Indiana.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Loans are classified as impaired when it is probable the Bank will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans' effective interest rate or at the fair value of the loans' collateral, if applicable. Generally, impaired loans do not accrue interest.

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

Other Assets

    Goodwill is being amortized over 15 years on a straight-line basis. Bancorp assesses the recoverability of goodwill by determining whether the carrying value of the asset can be realized over its remaining life. Undiscounted future operating cash flows of the acquired business are considered. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Bancorp's average cost of funds.

    Other real estate is carried at the lower of cost or fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value and realized gains or losses are reflected in operations.

Income Taxes

    Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized on the statement of income in the period that includes the enactment date.

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

    During 1999, the Financial Accounting Standards Board issued Statement No. 137 "Accounting for Derivative Instruments and Heging Activities—Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of Statement 133 until January 1, 2001; however, early adoption is permitted. During June of 2000, the Financial Accounting Standards Boad issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which provides guidance with respect to certain implementation issues related to Statement No. 133. On adoption, the provisions of Statement 133 must be applied prospectively. Bancorp will adopt Statement No. 133 on January 1, 2001. Because Bancorp currently has no derivative instruments or hedging activities, management believes the effect of adoption will not have an impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by Statement Nos. 133 and 138.

    In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces FASB Statement No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

    This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

    A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interest in the transferred assets and retained interest sold, if any, based on their relative fair values are the date of the transfer.

    This statement requires the servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values. This statement also requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

    As Bancorp currently has no servicing assets, management believes the effect of the adoption will not have an impact on the consolidated financial statements.

(2) Restrictions on Cash and Due from Banks

    The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 2000, the amount of those required reserve balances was approximately $6,055,000.

(3) Securities

    The amortized cost and approximate fair value of securities available for sale follow:

		Unrealized
	Amortized Cost			Approximate Fair Value
		Gains	Losses
	(In thousands)
December 31, 2000
U.S. Treasury and federal agencies	$51,454	$197	$98	$51,553
Mortgage-backed securities	1,000	—	4	996
Obligations of states and political subdivisions	14,972	322	84	15,210
Other	2,175	—	—	2,175

	$69,601	$519	$186	$69,934

December 31, 1999
U.S. Treasury and federal agencies	$51,609	$27	$1,521	$50,115
Mortgage-backed securities	1,166	—	38	1,128
Obligations of states and political subdivisions	10,002	8	348	9,662
Other	1,928	—	—	1,928

	$64,705	$35	$1,907	$62,833

    The amortized cost and approximate fair value of securities held to maturity follow:

		Unrealized
	Amortized Cost			Approximate Fair Value
		Gains	Losses
	(In thousands)
December 31, 2000
Mortgage-backed securities	$7,369	$50	$3	$7,416
Obligations of states and political subdivisions	9,520	71	3	9,588

	$16,889	$121	$6	$17,004

December 31, 1999
U.S. Treasury and federal agencies	$1,000	$—	$—	$1,000
Mortgage-backed securities	8,486	48	125	8,409
Obligations of states and political subdivisions	11,912	45	193	11,764

	$21,398	$93	$318	$21,173

    A summary of debt securities as of December 31, 2000 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than contractual maturities.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(In thousands)
Due within one year	$13,149	$13,182	$2,000	$2,009
Due after one year through five years	34,774	34,865	9,218	9,293
Due after five years through ten years	11,413	11,390	5,671	5,702
Due after ten years	8,090	8,322	—	—

	$67,426	$67,759	$16,889	$17,004

    Securities with a carrying value of approximately $63,264,000 at December 31, 2000 and $72,934,000 at December 31, 1999 were pledged to secure public deposits and certain borrowings.

(4) Loans

    The composition of loans follows:

	December 31,
	2000	1999
	(In thousands)
Commercial and industrial	$137,086	$116,248
Construction and development	51,479	34,760
Real estate mortgage	417,170	349,164
Consumer	58,899	46,686

	$664,634	$546,858

    The Bank's credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds 10% of loans. While the Bank has a diversified loan portfolio, a customer's ability to honor contracts is dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank's market area which encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

    Information about impaired loans follows:

	December 31
	2000	1999
	(In thousands)
Principal balance of impaired loans	$602	$2,770
Impaired loans with a Statement No. 114 valuation allowance	—	—
Amount of Statement No. 114 valuation allowance	—	—
Impaired loans with no Statement No. 114 valuation allowance	602	2,770
Average balance of impaired loans for year	2,325	2,223

    Interest income on impaired loans (cash basis) was $32,000, $0, and $93,000 in 2000, 1999, and 1998 respectively.

    Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $3,634,000 and $6,498,000 at December 31, 2000 and 1999, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 2000 new loans of $14,658,000 were made to officers and directors and affiliated companies, repayments amounted to $17,921,000 and charges involving directors and executive officers involved a increase of $399,000.

    An analysis of the changes in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 follows:

	Years ended December 31
	2000	1999	1998
	(In thousands)
Balance at January 1	$7,336	$6,666	$5,921
Provision for loan losses	2,840	1,635	1,600
Loans charged off	1,450	1,035	935
Recoveries	605	70	80

Net loan charge-offs	845	965	855

Balance at December 31	$9,331	$7,336	$6,666

(5) Premises and Equipment

    A summary of premises and equipment follows:

	December 31
	2000	1999
	(In thousands)
Land	$2,746	$1,898
Buildings and improvements	14,124	13,302
Furniture and equipment	10,342	9,542
Construction in progress	57	101

	27,269	24,843
Accumulated depreciation and amortization	9,772	8,423

	$17,497	$16,420

(6) Income Taxes

    Income taxes consist of the following:

	Years ended December 31
	2000	1999	1998
	(In thousands)
Applicable to operations:
Current	$6,420	$4,821	$4,578
Deferred	(987)	(203)	(749)

Total applicable to operations	5,433	4,618	3,829
Charged (credited) to stockholders' equity:
Unrealized gain (loss) on securities available for sale	772	(895)	88
Stock options exercised	(37)	(394)	—
Minimum pension liability adjustment	(41)	(66)	—

	$6,127	$3,263	$3,917

    An analysis of the difference between the statutory and effective tax rates follows:

	Years ended December 31
	2000	1999	1998
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.0)	(1.9)	(1.5)
Other, net	(1.1)	(0.9)	(1.7)

	31.9%	32.2%	31.8%

    The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31
	2000	1999
	(In thousands)
Deferred tax assets
Securities	$—	$436
Allowance for loan losses	3,266	2,337
Deferred compensation	626	561
Other	357	347

Total deferred tax assets	4,249	3,681

Deferred tax liabilities
Securities	396	—
Property and equipment	196	289
Other	14	5

Total deferred tax liabilities	606	294

Net deferred tax asset	$3,643	$3,387

    No valuation allowance for deferred tax assets was recorded as of December 31, 2000 and 1999 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(7) Deposits

    The composition of interest bearing deposits follows:

	December 31
	2000	1999
	(In thousands)
Interest bearing demand	$140,094	$116,276
Savings	26,632	28,288
Money market	80,769	48,225
Time deposits greater than $100,000	102,957	82,798
Other time deposits	272,033	205,400

	$622,485	$480,987

    Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $5,348,000, $3,737,000, and $3,801,000, respectively, for the years ended December 31, 2000, 1999, and 1998.

    At December 31, 2000, the scheduled maturities of time deposits were as follows:

(In thousands)
2001	$266,531
2002	61,696
2003	12,938
2004	11,832
2005 and thereafter	21,993

$374,990

(8) Securities Sold Under Agreements to Repurchase

    Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2000	1999
	(Dollars in thousands)
Average balance during the year	$40,731	$38,847
Average interest rate during the year	5.23%	4.31%
Maximum month-end balance during the year	$52,276	$54,974

(9) Long-term Debt

    Bancorp has a $6,000,000 line of credit with a correspondent bank. The balance outstanding at December 31, 2000 and 1999 was $1,800,000. The interest rate on the line was 7.999% at December 31, 2000 and is indexed to LIBOR with payments due quarterly. The terms of the note include a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long term debt, future mergers and significant dispositions without the consent of the lender. The note is renewable on an annual basis.

    The Bank also has subordinated debentures outstanding amounting to $300,000 at both December 31, 2000 and 1999 which are due in October 2049. Interest on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1 (For

2000, the rate was 7.50%.) The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.

(10) Net Income per Share and Common Stock Dividends

    The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	2000	1999	1998
	(In thousands, except per share data)
Net income, basic and diluted	$11,592	$9,706	$8,218

Average shares outstanding	6,634	6,654	6,586
Effect of dilutive securities	185	217	226

Average shares outstanding including dilutive securities	6,819	6,871	6,812

Net income per share, basic	$1.75	$1.46	$1.25

Net income per share, diluted	$1.70	$1.41	$1.21

    In January, 1999 the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. All share and per share information presented herein reflects any stock splits.

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

(12) Employee Benefit Plans

    The Bank has the following defined contribution plans: employee stock ownership plan, money purchase plan and deferred income (401(k)) profit sharing plan. The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 2000, 1999, and 1998 were $1,904,000, $904,000, and $847,000, respectively. Contributions are made in accordance with the terms of the plans. As of December 31, 2000 and 1999, the employee stock ownership plan held 82,723 and 81,701, respectively, shares of Company stock.

    The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 2000 and 1999 the accumulated benefit obligations for the plan were $1,573,000, and $1,402,000, respectively. A discount rate of 7.00% in 2000 and 7.50% in 1999 were used in determining the actuarial present value of the projected benefit obligation. Expenses of the plan were $132,000 in 2000, $142,000 in 1999, and $132,000 in 1998.

    Obligations for other post-retirement and post-employment benefits are not significant.

(13) Stock Options

    In 1999 shareholders approved an amendment to the 1995 stock incentive plan to reserve an additional 400,000 shares of common stock for issuance of stock options to Bank employees and non-employee directors. As of December 31, 2000, 241,800 shares were available for future grant. The

320,000 shares of common stock reserved in 1995 under the plan have all been granted. Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at an exercise price of $.861 per share were granted below market value of the Company's common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

    Activity with respect to outstanding options follows:

	Shares	Weighted average price per share
	(In thousands, except per share data)
Outstanding at December 31, 1997	367,564	$6.91
Granted	44,000	20.50
Exercised	(9,938)	5.62
Forfeited	(5,622)	11.16

Outstanding at December 31, 1998	396,004	8.43
Granted	48,900	23.94
Exercised	(51,340)	1.23
Forfeited	(2,200)	18.86

Outstanding at December 31, 1999	391,364	11.19
Granted	138,950	20.79
Exercised	(14,724)	7.52
Forfeited	(13,750)	21.41

Outstanding at December 31, 2000	501,840	12.43

    The weighted average fair values of options granted in 2000, 1999 and 1998 were $5.70, $6.23 and $5.70, respectively.

    Options outstanding at December 31, 2000 were as follows:

Option price per share	Expiration	Shares	Options exercisable
$0.861	none	14,220	14,220
4.339	2001	500	500
6.421	2004	49,720	49,720
7.250	2005	146,000	146,000
8.375	2005	38,400	38,400
14.500	2007	38,300	27,780
20.500	2008	35,000	18,800
23.938	2009	44,700	28,620
24.000	2009	500	100
20.25-21.00	2010	58,050	27,500
20.63	2010	76,450	—

		501,840	351,640

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

	2000	1999	1998
	(In thousands, except per share amounts)
Net income as reported	$11,592	$9,706	$8,218
Net income proforma	11,342	9,431	8,036
Income per share, basic as reported	1.75	1.46	1.25
Income per share, basic proforma	1.71	1.42	1.22
Income per share, diluted as reported	1.70	1.41	1.21
Income per share, diluted proforma	1.66	1.37	1.18

    The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants were dividend yields of 1.54%, 1.53%, and 1.51%; expected volatility of 16.33%, 16.53%, and 16.68% and expected lives of 7 years. Risk free interest rates were 6.60% for the January 2000 grant and 5.04% for the December 2000 grant, and 5.15%, and 5.75%, for 1999 and 1998 respectively.

(14) Dividend Restriction

    Bancorp's principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2001, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $16,583,000.

(15) Commitments and Contingent Liabilities

    As of December 31, 2000, the Bank had various commitments and contingent liabilities outstanding which arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $96,684,000, including standby letters of credit of $11,004,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

    The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $680,000 in 2001, $676,000 in 2002, $589,000 in 2003, $437,000 in 2004, $428,000 in 2005 and $2,009,000 in the aggregate thereafter. Rent expense, net of sublease income, was $655,000 in 2000, $623,000 in 1999, and $429,000 in 1998.

    Also, as of December 31, 2000, there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

    Net receipts or payments under the collars are recognized as adjustments to interest income on loans. The collars had an inmaterial effect on Bancorp's results of operations during 2000 and 1999.

    One contract was outstanding during 2000, but expired in July 2000.

(17) Fair Value of Financial Instruments

    The estimated fair values of financial instruments at December 31 are as follows:

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and short-term investments	$73,617	$73,617	$33,813	$33,813
Mortgage loans held for sale	2,330	2,330	2,608	2,608
Securities	86,823	86,938	84,231	84,006
Loans	664,634	658,285	546,858	540,381
Financial liabilities
Deposits	$725,657	$728,278	$569,962	$570,334
Short-term borrowings	54,089	54,089	57,409	57,409
Long-term debt	2,100	2,100	2,100	2,100
Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(168)	—	(177)
Interest rate collars	—	—	—	(298)

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

Interest Rate Collars

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

(18) Regulatory Matters

    Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier 1 and total capital, as defined, to risk weighted assets and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgements by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank meet all capital requirements to which it is subject as of December 31, 2000.

    In their December, 2000 examination, the Bank's regulators asked that certain mortgage loans sold be included in off balance sheet items considered in the computation of regulatory capital ratios. Investors may require the Bank to repurchase these loans if the obligor defaults in a time frame of up to one year from origination. While the Bank has repurchased one such loan in the eight years it has sold mortgage loans, the regulators felt it prudent to reflect these loans as described above. Had these loans not been included as described, Tier 1 and total risk-based capital would have been 9.10% and 10.40%, respectively at December 31, 2000.

    As of December 2000 and 1999, the most recent notifications from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%. There are no conditions or events since those notifications that management believes have changed the institution's categories.

    A summary of Bancorp's and the Bank's capital ratios at December 31, 2000 and 1999 follows:

	2000 Actual		1999 Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital(1)
Consolidated	$67,993	10.16%	$57,740	10.86%
Bank	68,213	10.21	57,581	10.85
Tier 1 risk-based capital(1)
Consolidated	59,317	8.87	50,784	9.55
Bank	59,549	8.91	50,636	9.54
Leverage(2)
Consolidated	59,317	7.38	50,784	7.56
Bank	59,549	7.43	50,636	7.55

(1)
Ratio is computed in relation to risk-weighted assets.

(2)
Ratio is computed in relation to average assets.

(19) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31
	2000	1999
	(In thousands)
Assets
Cash on deposit with subsidiary bank	$282	$814
Investment in and receivable from subsidiary bank	62,853	51,933
Other assets	976	861

Total assets	$64,111	$53,608

Liabilities and stockholders' equity
Other liabilities	$2,023	$1,554
Long-term debt	1,800	1,800
Stockholders' equity	60,288	50,254

Total liabilities and stockholders' equity	$64,111	$53,608

Condensed Statements of Income

	Years ended December 31
	2000	1999	1998
	(In thousands)
Income—Dividends from subsidiary bank	$2,731	$2,323	$1,977
Expenses	278	243	257

Income before income taxes and equity in undistributed net income of subsidiary	2,453	2,080	1,720
Income tax benefit	97	85	88

Income before equity in undistributed net income of subsidiary	2,550	2,165	1,808
Equity in undistributed net income of subsidiary	9,042	7,541	6,410

Net income	$11,592	$9,706	$8,218

Condensed Statements of Cash Flows

	Years ended December 31
	2000	1999	1998
	(In thousands)
Operating activities
Net income	$11,592	$9,706	$8,218
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiary	(9,042)	(7,541)	(6,410)
(Increase) decrease in receivable from subsidiary	(506)	(178)	(1,361)
Income tax benefit of stock options exercised	37	409	—
(Increase) decrease in other assets	(115)	106	2
(Increase) decrease in other liabilities	405	(135)	1,194

Net cash provided by operating activities	2,371	2,367	1,643

Financing activities
Issuance of common stock	614	334	480
Common stock repurchases	(993)	(518)	—
Cash dividends paid	(2,524)	(2,095)	(1,743)

Net cash used in financing activities	(2,903)	(2,279)	(1,263)

Net increase (decrease) in cash	(532)	88	380
Cash at beginning of year	814	726	346

Cash at end of year	$282	$814	$726

(20) Segments

    The Bank's, and thus Bancorp's principal activities include commercial and retail banking, investment management and trust, and mortgage banking. Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, to the secondary market.

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

    Selected financial information by business segment follows:

	Years ended December 31
	2000	1999	1998
	(In thousands)
Net interest income
Commercial and retail banking	$30,625	$27,049	$22,886
Investment management and trust	67	87	72
Mortgage banking	462	334	336

Total	$31,154	$27,470	$23,294

Non-interest income
Commercial and retail banking	$7,111	$4,865	$3,945
Investment management and trust	6,850	5,685	4,859
Mortgage banking	1,454	2,070	2,568

Total	$15,415	$12,620	$11,372

Net income
Commercial and retail banking	$9,066	$7,640	$5,977
Investment management and trust	2,142	1,759	1,479
Mortgage banking	384	307	762

Total	$11,592	$9,706	$8,218

Independent Auditors' Report

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

    We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Louisville, Kentucky
January 18, 2001

Management's Report on Consolidated Financial Statements

    The accompanying consolidated financial statements and other financial data were prepared by the management of S.Y. Bancorp, Inc. (Bancorp), which has the responsibility for the integrity of the information presented. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts that are the best estimates and judgments of management with consideration given to materiality.

    Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that its established policies and procedures are carefully followed. Management believes that Bancorp's system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

    Management also seeks to assure the objectivity and integrity of Bancorp's financial data by the careful selection and training of qualified personnel, an internal audit function and organizational arrangements that provide an appropriate division of responsibility.

    Bancorp's independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with accounting principles generally accepted in the United States of America, which provide for consideration of Bancorp's internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "ELECTION OF DIRECTORS," on pages 4 through 7 and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE on page 9 of Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT on page 5 of this Form 10-K.

  Information regarding principal occupation of directors of Bancorp follows:

  David H. Brooks—Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;
  James E. Carrico—Managing Director, Acordia of Kentucky;
  Jack M. Crowner—Owner, Jack Crowner & Associates;
  Charles R. Edinger, III—Vice President, J. Edinger & Son, Inc.;
  Carl T. Fischer, Jr.—Farmer and horse breeder;
  Stanley A. Gall, M.D.—Professor and Chair Emeritus, University of Louisville;
  David P. Heintzman—President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;
  George R. Keller—Retired; private investor;
  Bruce P. Madison—Vice President and Treasurer, Plumbers Supply Company, Inc.;
  Jefferson T. McMahon—Retired; private investor;
  Henry A. Meyer—President, Henry Fruechtenicht Co., Inc., Vice Chairman, S.Y. Bancorp, Inc.;
  Norman Tasman—President, Tasman Industries and Hide Processing;
  Kathy C. Thompson—Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

Item 11.  Executive Compensation

    Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 11 through 15 of Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders.

    Information appearing under the headings "REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION" on pages 10 and 11 and "Shareholder Return Performance Graph" in the section entitled "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" contained on page 16 in Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to the discussion under the headings, "ELECTION OF DIRECTORS" on pages 4 through 7 and "PRINCIPAL HOLDERS OF BANCORP'S COMMON STOCK," on pages 3 and 4 of Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," on page 17 of Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The following financial statements are included on pages 24 through 46 of this Form 10-K:

Consolidated Balance Sheets—December 31, 2000 and 1999
Consolidated Statements of Income—years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Comprehensive Income—years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows—years ended December 31, 2000, 1999, and 1998
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
10.12*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to the Annual Report on form 10-K for the year ended December 31, 2000 is incorporated by reference herein.
21	Subsidiaries of the Registrant.
23	Independent Auditors' Consent.
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

March 13, 2001	S.Y. BANCORP, INC.
	BY:	/s/ DAVID H. BROOKS David H. Brooks Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID H. BROOKS David H. Brooks	Chairman and Chief Executive Officer and Director (principal executive officer)	March 13, 2001
/s/ DAVID P. HEINTZMAN David P. Heintzman	President and Director	March 13, 2001
/s/ NANCY B. DAVIS Nancy B. Davis	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 13, 2001
/s/ JAMES E. CARRICO James E. Carrico	Director	March 13, 2001
/s/ JACK M. CROWNER Jack M. Crowner	Director	March 13, 2001
/s/ CHARLES R. EDINGER, III Charles R. Edinger, III	Director	March 13, 2001
/s/ CARL T. FISCHER, JR. Carl T. Fischer, Jr.	Director	March 13, 2001

/s/ STANLEY A. GALL, M.D. Stanley A. Gall, M.D.	Director	March 13, 2001
/s/ GEORGE R. KELLER George R. Keller	Director	March 13, 2001
/s/ BRUCE P. MADISON Bruce P. Madison	Director	March 13, 2001
/s/ JEFFERSON MCMAHON Jefferson McMahon	Director	March 13, 2001
/s/ HENRY A. MEYER Henry A. Meyer	Director	March 13, 2001
/s/ NORMAN TASMAN Norman Tasman	Director	March 13, 2001
/s/ KATHY C. THOMPSON Kathy C. Thompson	Executive Vice President and Director	March 13, 2001

QuickLinks

S.Y. BANCORP, INC. Form 10-K Index
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Signatures