Form 10-Q
period 2001-03-31
S Y BANCORP INC
filed 2001-05-04
CIK 835324

content="text/html; charset=iso-8859-1"> S.Y. Bancorp, Inc. Form 10-Q 1st Qtr 2001
FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-13661

S. Y. BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, no par value – 6,652,923 shares issued and outstanding at April 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

--	Unaudited Consolidated Balance Sheets March 31, 2001 and December 31, 2000

--	Unaudited Consolidated Statements of Income for the three months ended March 31, 2001 and 2000

--	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

--	Unaudited Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2001

--	Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2001 and 2000

--	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets

March 31, 2001 and December 31, 2000
(In thousands, except share data)
	March 31,	December 31,
Assets	2001	2000

Cash and due from banks	$32,970	44,597
Federal funds sold	19,844	29,020
Mortgage loans held for sale	5,607	2,330
Securities available for sale (amortized cost $72,164 in 2001
and $69,601 in 2000)	73,396	69,934
Securities held to maturity (approximate fair value $16,433 in 2001
and $17,004 in 2000)	16,114	16,889
Loans	693,153	664,634
Less allowance for loan losses	9,889	9,331

Net loans	683,264	655,303

Premises and equipment	17,634	17,497
Accrued interest receivable and other assets	14,570	16,690

Total assets	$863,399	852,260

Liabilities and Stockholders' Equity

Deposits:
Non-interest bearing	$102,857	103,172
Interest bearing	635,468	622,485

Total deposits	738,325	725,657

Securities sold under agreements to repurchase and federal funds purchased	47,837	52,276
Other short-term borrowings	164	1,813
Accrued interest payable and other liabilities	11,818	10,126
Long-term debt	2,100	2,100

Total liabilities	800,244	791,972

Stockholders' equity:
Common stock, no par value; 10,000,000 shares authorized;
6,649,223 and 6,637,477 shares issued and outstanding in 2001
and 2000, respectively	5,634	5,595
Surplus	14,218	14,292
Retained earnings	42,688	40,380
Accumulated other comprehensive income	615	21

Total stockholders' equity	63,155	60,288

Total liabilities and stockholders' equity	$863,399	852,260

See accompanying notes to unaudited consolidated financial statements.

2

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Income

For the three months ended March 31, 2001 and 2000
(In thousands, except share and per share data)

	2001	2000

Interest income:
Loans	$14,946	12,255
Federal fund sold	256	59
Mortgage loans held for sale	55	44
U.S. Treasury and Federal agencies	917	867
Obligations of states and political subdivisions	294	256

Total interest income	16,468	13,481

Interest expense:
Deposits	7,685	5,367
Securities sold under agreements to repurchase and federal funds purchased	579	632
Other short-term borrowings	16	28
Long-term debt	40	41

Total interest expense	8,320	6,068

Net interest income	8,148	7,413

Provision for loan losses	800	580

Net interest income after provision for loan losses	7,348	6,833

Non-interest income:
Investment management and trust services	1,690	1,458
Service charges on deposit accounts	1,581	984
Gains on sales of mortgage loans held for sale	367	253
Gains on sales of securities available for sale	--	--
Other	732	627

Total non-interest income	4,370	3,322

Non-interest expenses:
Salaries and employee benefits	4,360	3,823
Net occupancy expense	474	437
Furniture and equipment expense	603	603
Other	1,803	1,480

Total non-interest expenses	7,240	6,343

Income before income taxes	4,478	3,812

Income tax expense	1,439	1,220

Net income	$3,039	2,592

Net income per share:
Basic	$0.46	0.39
Diluted	$0.44	0.38

Average common shares:
Basic	6,645,069	6,637,836
Diluted	6,836,604	6,826,908

See accompanying notes to unaudited consolidated financial statements.

3

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(In thousands)

	2001	2000

Operating activities:
Net income	$3,039	2,592
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	800	580
Depreciation, amortization and accretion, net	464	480
Gains on sales of mortgage loans held for sale	(367)	(253)
Origination of mortgage loans held for sale	(18,187)	(12,572)
Proceeds from sale of mortgage loans held for sale	15,277	12,282
Income tax benefit of stock options exercised	--	7
(Increase) decrease in accrued interest receivable and
other assets	1,798	(211)
Increase (decrease) in accrued interest payable and
other liabilities	1,624	(1,168)

Net cash provided by operating activities	4,448	1,737

Investing activities:
Net (increase) decrease in federal funds sold	9,176	(1,604)
Purchases of securities available for sale	(15,073)	(1,431)
Proceeds from maturities of securities available for sale	12,485	--
Proceeds from maturities of securities held to maturity	776	1,590
Proceeds from sales of securities available for sale	--	5,026
Net (increase) decrease in loans	(28,761)	(35,351)
Purchases of premises and equipment	(560)	(577)

Net cash provided by investing activities	(21,957)	(32,347)

Financing activities:
Net increase in deposits	12,668	43,031
Net increase (decrease) in securities sold under agreements
to repurchase and federal funds purchased	(4,439)	(10,473)
Net increase (decrease) in other short-term borrowings	(1,649)	(3,278)
Issuance of common stock for options and dividend
reinvestment plan	185	201
Common stock repurchases	(220)	(473)
Cash dividends paid	(663)	(600)

Net cash provided by financing activities	5,882	28,408

Net decrease in cash and cash equivalents	(11,627)	(2,202)
Cash and cash equivalents at beginning of period	44,597	27,813
Cash and cash equivalents at end of period	$32,970	25,611

Supplemental cash flow information:
Income tax payments	$--	--
Cash paid for interest	$8,355	6,064

See accompanying notes to unaudited consolidated financial statements.

4

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 2001
(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Number of			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Total

Balance as of December 31, 2000	6,637,477	$5,595	$14,292	$40,380	$21	$60,288

Net income	--	--	--	3,039	--	3,039

Change in other comprehensive
income, net of tax	--	--	--	--	594	594

Shares issued for stock options
exercised and employee benefit
plans	21,867	73	112	--	--	185

Cash dividends, $0.11 per share	--	--	--	(731)	--	(731)

Shares repurchased	(10,121)	(34)	(186)	--	--	(220)

Balance as of March 31, 2001	6,649,223	$5,634	$14,218	$42,688	$615	$63,155

See accompanying notes to unaudited consolidated financial statements.

5

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2001 and 2000
(In thousands)

	2001	2000

Net income	$3,039	2,592
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale	594	(209)
arising during the period
Less reclassification adjustment for gains included in net income	--	--

Other comprehensive income (loss)	594	(209)

Comprehensive income	$3,633	2,383

See accompanying notes to unaudited consolidated financial statements.

6

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

	The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly- owned subsidiary, Stock Yards Bank & Trust Company. All significant intercompany transactions have been eliminated in consolidation.

	A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2000 included in S.Y. Bancorp, Inc.'s Annual Report on Form 10-K for the year then ended.

	Interim results for the quarter ended March 31, 2001 are not necessarily indicative of the results for the entire year.

(2)	Allowance for Loan Losses

	An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows:

	(In thousands)	2001	2000

	Beginning balance	$9,331	7,336
	Provision for loan losses	800	580
	Loans charged off	(303)	(90)
	Recoveries	61	16

	Ending balance	$9,889	7,842

(Continued)
7

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(3)	Net Income Per Share

	The following table reflects, for the three months periods ended March 31, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	(In thousands, except per share data)	2001	2000

	Net income, basic and diluted	$3,039	2,592

	Average shares outstanding	6,645	6,638
	Effect of dilutive securities	192	189

	Average shares outstanding including dilutive securities	$6,837	6,827

	Net income per share, basic	$0.46	0.39
	Net income per share, diluted	$0.44	0.38

(4)	Segments

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

	The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' operations, if they were independent entities.

(Continued)
8

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Selected financial information by business segment for the three months ended March 31, 2001 and 2000 follows:

(In thousands)	2001	2000

Net interest income:
Commercial and retail banking	$8,025	7,291
Investment management and trust	14	13
Mortgage banking	109	109

Total	$8,148	7,413

Non-interest income:
Commercial and retail banking	$2,064	1,358
Investment management and trust	1,818	1,621
Mortgage banking	488	343

Total	$4,370	3,322

Net income:
Commercial and retail banking	$2,444	2,026
Investment management and trust	464	504
Mortgage banking	131	62

Total	$3,039	2,592
Principally all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

S.Y. BANCORP, INC. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three months ended March 31, 2001 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the "Bank" include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2001 compared to December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

	(a)	Results of Operations

		Net income of $3,039,000 for the three months ended March 31, 2001 increased $447,000 or 17.2% from $2,592,000 for the comparable 2000 period. Basic net income per share was $0.46 for the first quarter of 2001, an increase of 17.9% from the $0.39 for the same period in 2000. Net income on a diluted basis was $0.38 for the first quarter of 2000 compared to $0.44 for the first quarter of 2001. This represents a 15.8% increase. Return on average assets and return on average stockholders' equity were 1.47% and 19.84%, respectively, for the first quarter of 2001, compared to 1.50% and 20.47%, respectively, for the same period in 2000.

		The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

		Net Interest Income

		(In thousands)	Three Months Ended March 31
			2001	2000

		Interest income	$16,468	13,481
		Tax equivalent	129	112

		Interest income, tax equivalent basis	16,597	13,593

		Total interest expense	8,320	6,068

		Net interest income, tax equivalent basis (1)	$8,277	7,525

		Net interest spread (2), annualized	3.52%	3.96%
		Net interest margin (3), annualized	4.26%	4.68%

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Fully taxable equivalent net interest income of $8,277,000 for the three months ended March 31, 2001 increased $752,000 or 10.0% from $7,525,000 for the same period last year. Net interest spread and net interest margin were 3.52% and 4.26%, respectively, for the first quarter of 2001 and 3.96% and 4.68%, respectively, for the first quarter of 2000. Net interest spread and margin were 3.44% and 4.27%, respectively, for the quarter ended December 31, 2000.

Average earning assets increased $142,183,000, or 22.0% to $787,357,000 for the first quarter of 2001 compared to 2000. Average interest bearing liabilities increased $128,990,000 or 23.8% to $671,038,000 for the first three months of 2001 compared to 2000.

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By using both on and off-balance sheet derivative financial instruments, Bank management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast. By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The March 31, 2001 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

S.Y. BANCORP, INC. AND SUBSIDIARY

Interest Rate Simulation Sensitivity Analysis	Net Interest Income Change	Net Income Change

Increase 200bp	7.26%	12.43%
Increase 100bp	4.06	6.93
Decrease 100bp	(4.10)	(7.02)
Decrease 200bp	(7.33)	(12.55)

Provision for Loan Losses

The allowance for loan losses is based on management's continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management's judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:

(In thousands)	Three Months Ended March 31
	2001	2000

Balance at the beginning of the period	$9,331	7,336
Provision for loan losses	800	580
Loan charge-offs, net of recoveries	(242)	(74)

Balance at the end of the period	$9,889	7,842

Average loans, net of unearned income	$678,042	561,785

Provision for loan losses to average loans (1)	0.48%	0.42%

Net loan charge-offs to average loans (1)	0.14%	0.05%

Allowance for loan losses to average loans	1.46%	1.40%
Allowance for loan losses to period-end loans	1.43%	1.35%

(1) Amounts annualized

S.Y. BANCORP, INC. AND SUBSIDIARY

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 2001 and 2000.

(Dollars in thousands)	Three Months Ended March 31
	2001	2000

Non-interest income:
Investment management and trust services	$1,690	1,458
Service charges on deposit accounts	1,581	984
Gains on sales of mortgage loans held for sale	367	253
Gains on sales of securities available for sale	-	-
Other	732	627

Total non-interest income	$4,370	3,322

Non-interest expenses:
Salaries and employee benefits	$4,360	3,823
Net occupancy expense	474	437
Furniture and equipment expense	603	603
Other	1,803	1,480

Total non-interest expenses	$7,240	6,343

Non-interest income increased $1,048,000, or 31.5%, for the first quarter of 2001, compared to the same period in 2000. Trust income increased $232,000 or 15.9% in the first quarter of 2001, as compared to the same period in 2000. Trust assets under management at March 31, 2001 were $1.00 billion as compared to $1.06 billion at December 31, 2000 and $953 million at March 31, 2000.

Service charges on deposit accounts increased $597,000 or 60.7% in the first quarter of 2001 as compared to the same period in 2000. Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. Additionally, in March of 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge. During the first quarter of 2001, these fees totaled approximately $372,000.

Gains on sales of mortgage loans were $367,000 in the first quarter of 2001 compared to $253,000 in 2000. The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in early 2001 stimulated home buying and refinancing. As interest rates have decreased, mortgage loan volume has increased, resulting in a corresponding increase in revenues.

No sales of securities occurred in 2001 or 2000.

S.Y. BANCORP, INC. AND SUBSIDIARY

Other non-interest income increased $105,000 or 16.7% in the first quarter of 2001 compared to 2000. Numerous factors contributed to this increase, the most significant of which were $31,000 from check card income, $9,000 from title service fees and $10,000 from other fee income.

Non-interest expenses increased $897,000 or 14.1% for the first quarter of 2001 compared to the same period in 2000. Salaries and employee benefits increased $537,000, or 14.0%, for the first quarter of 2001 compared to the same period in 2000. Employees continue to be added to support the Bank's growth. The Bank had 334 full time equivalent employees as of March 31, 2001 and 310 full time equivalents as of March 31, 2000. These increases also arose in part from regular salary increases. Net occupancy expense increased $37,000 or 8.5% in the first quarter of 2001 as compared to 2000. This slight increase was largely due to the addition of a new banking center at the end of the fourth quarter of 2000. Furniture and equipment expense was flat for the first quarter of 2001 compared to 2000. Other non-interest expenses have increased $323,000 or 21.8% in the first quarter of 2001 as compared to 2000.

Income Taxes

Bancorp had income tax expense of $1,439,000 for the first three months of 2001, compared to $1,220,000 for the same period in 2000. The effective rate was 32.1% in 2001 and 32.0% in 2000.

(b) Financial Condition

Total Assets

Total assets increased $11,139,000 from December 31, 2000 to March 31, 2001. Average assets for the first three months of 2001 were $837,708,000. Total assets at March 31, 2001 increased $143,954,000 from March 31, 2000, representing a 20.0% increase. Since year end, loans have increased approximately $28.5 million; cash and due from banks and federal funds sold decreased $20.8 million; securities available for sale increased $3.5 million, and securities held to maturity decreased $0.8 million. Mortgage loans available for sale increased $3.3 million.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,419,000 and loans past due over 90 days of $988,000, totaled $5,407,000 at March 31, 2001. Non-performing loans were $2,944,000 at December 31, 2000. This represents 0.78% of total loans at March 31, 2001 compared to 0.44% at December 31, 2000. The increase in non-performing loans was primarily related to a single commercial credit placed on non-accrual status during the quarter. Management does not believe there is significant exposure to loss on the carrying value of these loans.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $5,431,000 at March 31, 2001 and $3,777,000 at December 31, 2000. This represents 0.63% of total assets at March 31, 2001 compared to 0.44% at December 31, 2000.

S.Y. BANCORP, INC. AND SUBSIDIARY

(c)	Liquidity

The role of liquidity is to ensure that funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rates.

The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination ($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits are from long-term customers and are a stable source of funds. The Bank has no brokered deposits.

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note arrangement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. To date, the Bank has not needed to access this source of funds. Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $56 million.

Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 2001, the Bank may pay up to $18,900,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the quarter the Bank paid dividends to Bancorp totaling $765,000.

(d)	Capital Resources

At March 31, 2001, stockholders' equity totaled $63,155,000, an increase of $2,867,000 since December 31, 2000. One component of equity is accumulated other comprehensive income which for Bancorp consists primarily of net unrealized gains on securities available for sale, net of taxes. Accumulated other comprehensive income was $615,000 at March 31, 2001 and $21,000 at December 31, 2000. The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank's portfolio of securities available for sale.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

S.Y. BANCORP, INC. AND SUBSIDIARY

At March 31, 2001, Bancorp's tier 1, total risk based capital and leverage ratios were 8.99%, 10.28% and 7.34%, respectively. These ratios exceed the minimum required by regulators to be well capitalized.

(e) Recently Issued Accounting Pronouncements

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

During 1999 the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of Statement No. 133 until January 1, 2001; however, early adoption is permitted. During June of 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which provides guidance with respect to certain implementation issues related to Statement No. 133. On adoption, the provisions of Statement No. 133 must be applied prospectively. Bancorp adopted Statement No. 133 on January 1, 2001. Because Bancorp currently has no derivative instruments or hedging activities, management believes there is no impact on the consolidated financial statements from the adoption of Statement No. 133. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by Statements No. 133 and 138.

S.Y. BANCORP, INC. AND SUBSIDIARY

In September, 2000, the Financial Accounting Standards Board issued Statement No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that replaces Statement No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

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

As Bancorp currently has no servicing assets, management believes there will be no material impact on the consolidated financial statements from the adoption of Statement No. 140.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	May 4, 2001	By: /s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	May 4, 2001	By: /s/ David P. Heintzman
David P. Heintzman, President

Date:	May 4, 2001	By: /s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer

