Form 10-Q
period 2001-06-30
S Y BANCORP INC
filed 2001-08-14
CIK 835324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                                  .

Commission file number   1-13661

S. Y. BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1137529

(State or other jurisdiction	(I.R.S. Employer
or organization)	Identification No.)

1040 East Main Street, Louisville, Kentucky, 40206
(Address of principal executive offices)
(Zip Code)

(502) 582-2571

(Registrant’s telephone number, including area code)

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
Yes   ☒             No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value – 6,669,221
shares issued and outstanding at August 10, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

-	Unaudited Consolidated Balance Sheets
June 30, 2001 and December 31, 2000

-	Unaudited Consolidated Statements of Income
for the three months ended June 30, 2001 and 2000

-	Unaudited Consolidated Statements of Income
for the six months ended June 30, 2001 and 2000

-	Unaudited Consolidated Statements of Cash Flows
for the six months ended June 30, 2001 and 2000

-	Unaudited Consolidated Statement of Changes in Stockholders’
Equity for the six months ended June 30, 2001

-	Unaudited Consolidated Statement of Comprehensive Income
for the three months ended June 30, 2001 and 2000

-	Unaudited Consolidated Statement of Comprehensive Income
for the six months ended June 30, 2001 and 2000

-	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY Unaudited Consolidated Balance Sheets June 30, 2001 and December 31, 2000 (In thousands, except share data)

	June 30,	December 31,
Assets	2001	2000

Cash and due from banks	$33,367	44,597
Federal funds sold	13,500	29,020
Mortgage loans held for sale	5,608	2,330
Securities available for sale (amortized cost $74,252 in 2001 and $69,601 in 2000)	75,443	69,934
Securities held to maturity (approximate fair value $15,389 in 2001 and $17,004 in 2000)	15,083	16,889
Loans	718,346	664,634
Less allowance for loan losses	10,220	9,331

Net loans	708,126	655,303

Premises and equipment	18,598	17,497
Accrued interest receivable and other assets	16,443	16,690

Total assets	$886,168	852,260

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$107,627	103,172
Interest bearing	635,378	622,485

Total deposits	743,005	725,657

Securities sold under agreements to repurchase and federal funds purchased	43,577	52,276
Other short-term borrowings	3,730	1,813
Accrued interest payable and other liabilities	9,642	10,126
Long-term debt	300	2,100
Long-term debt - trust preferred securities	20,000	—

Total liabilities	820,254	791,972

Stockholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,665,121 and 6,637,477 shares issued and outstanding in 2001 and 2000, respectively	5,674	5,595
Surplus	14,346	14,292
Retained earnings	45,306	40,380
Accumulated other comprehensive income	588	21

Total stockholders' equity	65,914	60,288

Total liabilities and stockholders' equity	$886,168	852,260

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY Unaudited Consolidated Statements of Income For the three months ended June 30, 2001 and 2000 (In thousands, except share and per share data)
	2001	2000

Interest income:
Loans	$15,010	13,452
Federal funds sold	275	51
Mortgage loans held for sale	115	47
U.S. Treasury and Federal agencies	900	844
Obligations of states and political subdivisions	303	254

Total interest income	16,603	14,648

Interest expense:
Deposits	7,411	6,129
Securities sold under agreements to repurchase and federal funds purchased	413	645
Other short-term borrowings	18	44
Long-term debt	107	40
Long-term debt - trust preferred securities	150	—

Total interest expense	8,099	6,858

Net interest income	8,504	7,790
Provision for loan losses	1,075	585

Net interest income after provision for loan losses	7,429	7,205

Non-interest income:
Investment management and trust services	1,890	1,520
Service charges on deposit accounts	1,802	1,539
Gains on sales of mortgage loans held for sale	477	300
Other	682	643

Total non-interest income	4,851	4,002

Non-interest expenses:
Salaries and employee benefits	4,301	4,058
Net occupancy expense	446	468
Furniture and equipment expense	581	594
Other	2,039	1,795

Total non-interest expenses	7,367	6,915

Income before income taxes	4,913	4,292
Income tax expense	1,561	1,390

Net income	$3,352	2,902

Net income per share:
Basic	$0.50	0.44

Diluted	$0.49	0.43

Average common shares
Basic	6,656,341	6,632,598

Diluted	6,909,938	6,820,667

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY Unaudited Consolidated Statements of Income For the six months ended June 30, 2001 and 2000 (In thousands, except share and per share data)
	2001	2000

Interest income:
Loans	$29,956	25,707
Federal funds sold	531	110
Mortgage loans held for sale	170	91
U.S. Treasury and Federal agencies	1,817	1,711
Obligations of states and political subdivisions	597	510

Total interest income	33,071	28,129

Interest expense:
Deposits	15,096	11,496
Securities sold under agreements to repurchase and federal funds purchased	992	1,277
Other short-term borrowings	34	72
Long-term debt	147	81
Long-term debt - trust preferred securities	150	—

Total interest expense	16,419	12,926

Net interest income	16,652	15,203
Provision for loan losses	1,875	1,165

Net interest income after provision for loan losses	14,777	14,038

Non-interest income:
Investment management and trust services	3,580	2,978
Service charges on deposit accounts	3,383	2,523
Gains on sales of mortgage loans held for sale	844	553
Other	1,414	1,270

Total non-interest income	9,221	7,324

Non-interest expenses:
Salaries and employee benefits	8,661	7,881
Net occupancy expense	920	905
Furniture and equipment expense	1,184	1,197
Other	3,842	3,275

Total non-interest expenses	14,607	13,258

Income before income taxes	9,391	8,104
Income tax expense	3,000	2,610

Net income	$6,391	5,494

Net income per share:
Basic	$0.96	0.83

Diluted	$0.93	0.81

Average common shares
Basic	6,650,736	6,635,217

Diluted	6,874,830	6,823,787

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY Unaudited Consolidated Statements of Cash Flows For the six months ended June, 2001 and 2000 (In thousands)
	2001	2000

Operating activities:
Net income	$6,391	5,494
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,875	1,165
Depreciation, amortization and accretion, net	899	955
Gains on sales of mortgage loans held for sale	(844)	(553)
Origination of mortgage loans held for sale	(48,912)	(26,078)
Proceeds from sale of mortgage loans held for sale	46,478	25,219
Income tax benefit of stock options exercised	30	17
Increase in accrued interest receivable and other assets	(61)	(1,344)
Decrease in accrued interest payable and other liabilities	(553)	(316)

Net cash provided by operating activities	5,303	4,559

Investing activities:
Net decrease in federal funds sold	15,520	4,859
Purchases of securities available for sale	(18,906)	(1,832)
Proceeds from maturities of securities available for sale	14,205	5,555
Proceeds from maturities of securities held to maturity	1,812	2,476
Proceeds from sales of securities available for sale	—	—
Net increase in loans	(54,698)	(72,254)
Purchases of premises and equipment	(1,939)	(1,174)

Net cash used by investing activities	(44,006)	(62,370)

Financing activities:
Net increase in deposits	17,348	61,525
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(8,699)	559
Net increase (decrease) in other short-term borrowings	1,917	(1,475)
Repayments of long-term debt	(1,800)	—
Proceeds from long-term debt - trust preferred securities	20,000	—
Issuance of common stock for options and dividend reinvestment plan	323	342
Common stock repurchases	(220)	(686)
Cash dividends paid	(1,396)	(1,197)

Net cash provided by financing activities	27,473	59,068

Net increase (decrease) in cash and cash equivalents	(11,230)	1,257
Cash and cash equivalents at beginning of period	44,597	27,813

Cash and cash equivalents at end of period	$33,367	29,070

Supplemental cash flow information:
Income tax payments	$3,700	2,100
Cash paid for interest	$16,278	12,882

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statement of Changes in Stockholders' Equity
 For the six months ended June 30, 2001
 (In thousands, except share and per share data)

	Common Stock				Accumulated
					Other
	Number of			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Total

Balance December 31, 2000	6,637,477	$5,595	$14,292	$40,380	$21	$60,288

Net income	—	—	—	6,391	—	6,391

Change in other
comprehensive income,
net of tax	—	—	—	—	567	567

Shares issued for stock
options exercised and
employee benefit plans	37,765	113	240	—	—	353

Cash dividends, $0.22 per share	—	—	—	(1,465)	—	(1,465)

Shares repurchased	(10,121)	(34)	(186)	—	—	(220)

Balance June 30, 2001	6,665,121	$5,674	$14,346	$45,306	$588	$65,914

See accompanying notes to unaudited consolidated financial statements.

S.Y.BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Comprehensive Income
 For the three months ended June 30, 2001 and 2000
 (In thousands)

	2001	2000

Net income	$3,352	2,902
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available for sale arising during the period	(27)	(101)
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive income (loss)	(27)	(101)

Comprehensive income	$3,325	2,801

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
 Unaudited Consolidated Statements of Comprehensive Income
 For the six months ended June 30, 2001 and 2000
 (In thousands)

	2001	2000

Net income	$6,391	5,494
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale	567	(310)
arising during the period
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive income (loss)	567	(310)

Comprehensive income	$6,958	5,184

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(1)        Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company.  All significant intercompany transactions have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2000 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the entire year.

(2)        Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows:
(In thousands)	2001	2000

Beginning balance	$9,331	7,336
Provision for loan losses	1,875	1,165
Loans charged off	(1,133)	(336)
Recoveries	147	552

Ending balance	$10,220	8,717

(3)        Long-term Debt – Trust Preferred Securities

On June 1, 2001, S.Y. Bancorp Capital Trust I (Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (Securities) which will mature on June 30, 2031, but prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  The principal asset of S.Y. Bancorp Capital Trust I is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all of the common securities of the Trust.

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events.  The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.  The obligations of Bancorp with respect to the issuance of the Securities constitute a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.

Subject to certain exceptions and limitations, Bancorp may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related Securities and, with certain exceptions, prevent Bancorp from declaring or paying cash distributions on Bancorp’s common stock or debt securities that rank pari passu or junior to the subordinated debenture.

(4)        Net Income per share

The following table reflects, for the three and six months periods ended June 30, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations (in thousands except per share data):
	Three Months		Six Months
	Ended June 30		Ended June 30
	2001	2000	2001	2000

Net income, basic and diluted	$3,352	2,902	6,391	5,494

Average shares outstanding	6,656	6,633	6,651	6,635
Effect of dilutive securities	254	188	224	189

Average shares outstanding including dilutive securities	6,910	6,821	6,875	6,824

Net income per share, basic	$0.50	.44	0.96	.83

Net income per share, diluted	$0.49	.43	0.93	.81

(5)        Segments

The Bank’s, and thus Bancorp’s principal activities include commercial and retail banking, investment management and trust, and mortgage banking.  Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses.  Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, in the secondary market.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the three and six months ended June 30, 2001 and 2000 follows:
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2001	2000	2001	2000

Net interest income:
Commercial and retail banking	$8,409	7,386	16,434	14,293
Investment management and trust	(10)	291	4	688
Mortgage banking	105	113	214	222

Total	$8,504	7,790	16,652	15,203

Non-interest income:
Commercial and retail banking	$2,270	1,928	4,334	3,271
Investment management and trust	1,934	1,668	3,752	3,304
Mortgage banking	647	406	1,135	749

Total	$4,851	4,002	9,221	7,324

Net income:
Commercial and retail banking	$2,659	2,044	5,103	3,958
Investment management and trust	552	739	1,016	1,355
Mortgage banking	141	119	272	181

Total	$3,352	2,902	6,391	5,494

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three and six months ended June 30, 2001 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2001 compared to December 31, 2000.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform act that involve risks and uncertainties.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiary operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

(a)        Results Of Operations

Net income of $3,352,000 for the three months ended June 30, 2001 increased $450,000 or 15.5% from $2,902,000 for the comparable 2000 period.  Basic net income per share was $.50 for the second quarter of 2001, an increase of 13.6% from the $.44 for the same period in 2000.  Net income on a diluted basis was $.43 for the second quarter of 2000 compared to $.49 for the second quarter of 2001.  This represents a 14.0% increase.  Return on average assets and return on average stockholders’ equity were 1.55% and 21.06%, respectively, for the second quarter of 2001, compared to 1.59% and 21.97%, respectively, for the same period in 2000.

Net income of $6,391,000 for the six months ended June 31, 2001 increased $897,000 or 16.3% from the comparable 2000 period.  Basic net income per share was $.96 for the first six months of 2001, an increase of 15.7% from the same period in 2000.  Net income on a diluted basis was $.93 for the first six months of 2001 compared to $.81 for the first six months of 2000.  This represents a 14.8% increase.  Return on average assets and return on average stockholders’ equity were 1.50% and 20.35%, respectively, for the first six months of 2001, compared to 1.55% and 21.26%, respectively, for the same period in 2000.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income
	Three Months		Six Months
	Ended June 30		Ended June 30
(Dollars in thousands)	2001	2000	2001	2000

Interest income	$16,603	14,648	33,071	28,129
Tax equivalent	147	111	276	224

Interest income, tax equivalent basis	16,750	14,759	33,347	28,353

Total interest expense	8,099	6,858	16,419	12,926

Net interest income, tax equivalent basis (1)	8,651	7,901	16,928	15,427

Net interest spread (2), annualized	3.54%	3.82%	3.51%	3.91%

Net interest margin (3), annualized	4.24%	4.60%	4.23%	4.66%

Notes:
(1)	Net interest income, the most significant component of the Banks’ earnings, is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

(2)	Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

(3)	Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

Fully taxable equivalent net interest income of $8,651,000 for the three months ended June 30, 2001 increased $750,000 or 9.5% from $7,901,000 from the same period last year.  Net interest spread and net interest margin were 3.54% and 4.24%, respectively, for the second quarter of 2001 and 3.82% and 4.60%, respectively, for the second quarter of 2000.  Management expects net interest margin to decline somewhat in the third quarter and show improvement in the fourth quarter.  These expectations could be impacted negatively by rate decreases by the Federal Reserve Bank beyond what is expected by Management.  Management currently expects an additional 25 basis point cut in the prime lending rate by the Federal Reserve Bank in 2001.

Fully taxable equivalent net interest income of $16,928,000 for the six months ended June 30, 2001 increased $1,501,000 or 9.7% from the same period last year.  Net interest spread and net interest margin were 3.51% and 4.23%, respectively, for the first half of 2001 and 3.91% and 4.66%, respectively, for the first half of 2000.

Average earning assets increased $140,556,000, or 21.1% to $807,502,000 for the first half of 2001 compared to 2000.  Average interest bearing liabilities increased $128,232,000 or 22.9% to $687,229,000 for the first six months of 2001 compared to 2000.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The June 30, 2001 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis
	Net Interest Income Change	Net Income Change

Increase 200bp	8.95%	16.60%
Increase 100bp	4.50	8.34
Decrease 100bp	(4.53)	(8.41)
Decrease 200bp	(9.16)	(16.99)

             Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:
(Dollars in thousands)	Six Months Ended June 30

	2001	2000

Balance at the beginning of the period	$9,331	$7,336
Provision for loan losses	1,875	1,165
Loan charge-offs, net of recoveries	(986)	216

Balance at the end of the period	$10,220	$8,717

Average loans, net of unearned income	$692,879	$582,893

Provision for loan losses to average loans (1)	0.55%	0.40%

Net loan charge-offs (recoveries) to average loans (1)	0.29%	(0.07)%

Allowance for loan losses to average loans	1.48%	1.50%

Allowance for loan losses to period-end loans	1.42%	1.41%

(1) Amounts annualized

The provision for loan losses increased in 2001 due to significant loan growth and in consideration of loan charge offs during the period.  Approximately $700,000 of net charge-offs for the first six months of 2001 relate to one commercial relationship.  Management expects no further charge-offs related to this relationship. No other charge-offs during the period were individually significant.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six months ended June 30, 2001 and 2000.
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Non-interest income:
Investment management and trust services	$1,890	1,520	3,580	2,978
Service charges on deposit accounts	1,802	1,539	3,383	2,523
Gains on sales of mortgage loans held for sale	477	300	844	553
Other	682	643	1,414	1,270

Total non-interest income	$4,851	4,002	9,221	7,324

Non-interest expenses:
Salaries and employee benefits	4,301	4,058	8,661	7,881
Net occupancy expense	446	468	920	905
Furniture and equipment expense	581	594	1,184	1,197
Other	2,039	1,795	3,842	3,275

Total non-interest expenses	$7,367	6,915	14,607	13,258

Non-interest income increased $849,000, or 21.2%, for the second quarter of 2001, compared to the same period in 2000.  Investment management and trust services income increased $370,000 or 24.3% in the second quarter of 2001, as compared to the same period in 2000.  Trust assets under management at June 30, 2001 were $1.11 billion as compared to $1.06 billion at December 31, 2000 and $1.03 billion at June 30, 2000.  Investment management and trust services income was positively affected by growth in the number accounts and the mix of account types in addition to the growth in assets under management.

Non-interest income increased $1,897,000 or 25.9% for the first half of 2001 compared to the same period of 2000.  Investment management and trust services income increased $602,000 or 20.2% in the first half of 2001 as compared to the same period.

Service charges on deposit accounts increased $263,000 or 17.1% in the second quarter of 2001 and $860,000 or 34.1% in the first half of 2001 as compared to the same periods in 2000.  Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income.  Additionally, in March of 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500.  For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge.  During the second quarter and first six months of 2001, these fees totaled approximately $518,000 and $889,910, respectively.

Gains on sales of mortgage loans were $477,000 in the second quarter of 2001 and $844,000 in the first half of 2001 compared to $300,000 and $553,000, respectively, in 2000.  The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in 2001 have stimulated home buying and refinancing.  As interest rates have decreased, mortgage loan volume has increased, resulting in a corresponding increase in revenues.

No gains on sales of securities occurred in 2001 or 2000.

Other non-interest income increased $39,000 or 6.1% in the second quarter of 2001 and $144,000 or 11.3% in the first half of 2001 compared to 2000.  Numerous factors contributed to this increase, including (year to date) approximately $60,000 related to recoveries on other real estate owned, $70,000 from check card income, and $71,000 from fees for mortgage loans sold.  These increases were partially offset by a decrease in brokerage income during the period.

Non-interest expenses increased $452,000 or 6.5% for the second quarter of 2001 and $1,349,000 or 10.2% year to date 2001 as compared to the same periods in 2000.  Salaries and employee benefits increased $243,000, or 6.0%, for the second quarter of 2001 and $780,000 or 9.9% year to date compared to the same periods in 2000.  Employees continue to be added to support the Bank’s growth.  The Bank had 329 full time equivalent employees as of June 30, 2001 and 321 full time equivalents as of June 30, 2000.  These increases also arose in part from regular salary increases. Net occupancy expense decreased $22,000 or 4.7% in the second quarter of 2001 as compared to 2000,while it increased $15,000 or 1.7% on a year to date basis.  Furniture and equipment expense was down slightly or $13,000 for the second quarter of 2001 and year to date 2001 compared to 2000.  Other non-interest expenses have increased $244,000 or 13.6% in the second quarter of 2001 and $567,000 or 17.3% year to date 2001 as compared to 2000.

Income Taxes

Bancorp had income tax expense of $3,000,000 for the first six months of 2001, compared to $2,610,000 for the same period in 2000.  The effective rate for each six month period was 31.9% in 2001 and 32.2% in 2000.

(b)        Financial Condition

Total Assets

Total assets increased $33,908,000 from $852,260,000 on December 31, 2000 to $886,168,000 on June 30, 2001. Average assets for the first six months of 2001 were $858,380,000.  Total assets at June 30, 2001 increased $132,191,000 from June 30, 2000, representing a 17.5% increase.  Since year end, loans have increased approximately $53.7 million; cash and due from banks and federal funds sold decreased $26.8 million; securities available for sale increased $5.5 million, and securities held to maturity decreased $1.8 million. Mortgage loans available for sale increased $3.3 million since the end of 2000.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,531,000 and loans past due over 90 days of $419,000, totaled $3,950,000 at June 30, 2001.  Non-performing loans were $2,944,000 at December 31, 2000. This represents .55% of total loans at June 30, 2001 compared to .44% at December 31, 2000.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $3,950,000 at June 30, 2001 and $3,777,000 at December 31, 2000.  This represents .45% of total assets at June 30, 2001 compared to .44% at December 31, 2000.

(c)         Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources, principally deposits.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2001, the Bank may pay up to $21,375,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first and second quarters the Bank paid dividends to Bancorp totaling $1,598,000.

(d)        Capital Resources

At June 30, 2001, stockholders’ equity totaled $65,914,000, an increase of $5,626,000 since December 31, 2000.  One component of equity is accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale, and a minimum pension liability adjustment, net of taxes.  Accumulated other comprehensive income was $588,000 at June 30, 2001 and $21,000 at December 31, 2000.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

Bancorp issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001.  The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds will be used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allow for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At June 30, 2001, Bancorp’s tier 1, total risk based capital and leverage ratios were 12.35%, 13.64% and 9.92%, respectively. These ratios exceed the minimum required by regulators to be well capitalized.

(e)         Recently Issued Accounting Pronouncements

In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”  that replaces Statement No. 125.  This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

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

As Bancorp currently has no servicing assets, management believes there is no impact on the consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.”  Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001.  The remaining provisions of Statement No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” which supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 eliminates the current requirement to amortize goodwill and intangible assets, addresses the amortization of intangible assets with a defined life and addresses impairment testing and recognition for goodwill and intangible assets.  Statement No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date.  Statement No. 142 is effective for 2002.  Management believes the impact of adoption will be immaterial to Bancorp’s consolidated financial statements, as current goodwill and intangible amortization is considered immaterial.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information  required  by  this item  is  include in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Submission of Matters to a Vote of Security Holders

On April 25, 2001, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 4,769,890 shares, and those shares were as follows:

      (1)   Fixing the number of directors at thirteen (13) and electing at the Annual Meeting three (3) directors:

FOR	4,762,633
AGAINST	3,656
ABSTAIN	3,601

      (2)   Election of Directors: Bancorp has a staggered Board of Directors.  The following individuals were nominated in 2001.  All nominees were elected.  The results below reflect cumulative voting.

	For	Against	Abstain	Withhold

David H. Brooks	14,297,724	-	-	11,946
Carl T. Fischer, Jr.	14,306,532	-	-	3,138
Stanley A. Gall, M.D.	14,306,100	-	-	3,570

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Reports on Form 8-K

On June 4, 2001 the registrant filed a Form 8-K announcing the completion of an offering of 9.00% Cumulative Trust Preferred Securities of  S.Y. Bancorp Capital Trust I, a finance subsidiary of S.Y. Bancorp, Inc.

On June 11, 2001 the registrant filed a Form 8-K to include certain exhibits relating to the 9.00% Cumulative Trust Preferred Securities of  S.Y. Bancorp Capital Trust I and the 9.00% Subordinated Debentures due 2031 of S.Y. Bancorp, Inc., which were issued and sold on June 1,2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	August 10, 2001	By:	/s/ David H. Brooks

David H. Brooks, Chairman
and Chief Executive Officer

Date:	August 10, 2001	By:	/s/ David P. Heintzman

David P. Heintzman, President

Date:	August 10, 2001	By:	/s/ Nancy B. Davis

Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer