Form 10-Q
period 2001-09-30
S Y BANCORP INC
filed 2001-11-13
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                                  .

Commission file number            1-13661

S. Y. BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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

Common Stock, no par value – 6,668,294

shares issued and outstanding at November 6, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

-	Unaudited Consolidated Balance Sheets September 30, 2001 and December 31, 2000

-	Unaudited Consolidated Statements of Income for the three months ended September 30, 2001 and 2000

-	Unaudited Consolidated Statements of Income for the nine months ended September 30, 2001 and 2000

-	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

-	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2001

-	Unaudited Consolidated Statement of Comprehensive Income for the three months ended September 30, 2001 and 2000

-	Unaudited Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2001 and 2000

-	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(In thousands, except share data)

	September 30, 2001	December 31, 2000
Assets

Cash and due from banks	$33,035	44,597
Federal funds sold	2,522	29,020
Mortgage loans held for sale	5,616	2,330
Securities available for sale (amortized cost $75,399 in 2001 and $69,601 in 2000)	77,784	69,934
Securities held to maturity (approximate fair value $14,941 in 2001 and $17,004 in 2000)	14,472	16,889
Loans	757,033	664,634
Less allowance for loan losses	10,643	9,331
Net loans	746,390	655,303

Premises and equipment	19,210	17,497
Accrued interest receivable and other assets	16,150	16,690

Total assets	$915,179	852,260

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$111,775	103,172
Interest bearing	645,714	622,485
Total deposits	757,489	725,657

Securities sold under agreements to repurchase and federal funds purchased	53,315	52,276
Other short-term borrowings	3,552	1,813
Accrued interest payable and other liabilities	11,023	10,126
Long-term debt	270	2,100
Long-term debt - trust preferred securities	20,000	—
Total liabilities	845,649	791,972
Stockholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,667,254 and 6,637,477 shares issued and outstanding in 2001 and 2000, respectively	5,694	5,595
Surplus	14,317	14,292
Retained earnings	48,104	40,380
Accumulated other comprehensive income	1,415	21
Total stockholders' equity	69,530	60,288

Total liabilities and stockholders' equity	$915,179	852,260

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended September 30, 2001 and 2000

(In thousands, except share and per share data)

	2001	2000
Interest income:
Loans	$15,052	14,576
Federal funds sold	100	42
Mortgage loans held for sale	87	46
U.S. Treasury and Federal agencies	939	837
Obligations of states and political subdivisions	307	255
Total interest income	16,485	15,756
Interest expense:
Deposits	6,840	7,050
Securities sold under agreements to repurchase and federal funds purchased	387	627
Other short-term borrowings	20	41
Long-term debt	6	41
Long-term debt - trust preferred securities	445	—
Total interest expense	7,698	7,759
Net interest income	8,787	7,997
Provision for loan losses	900	750
Net interest income after provision for loan losses	7,887	7,247
Non-interest income:
Investment management and trust services	1,857	1,690
Service charges on deposit accounts	1,758	1,524
Gains on sales of mortgage loans held for sale	435	260
Other	786	638
Total non-interest income	4,836	4,112
Non-interest expenses:
Salaries and employee benefits	4,481	3,949
Net occupancy expense	501	459
Furniture and equipment expense	637	557
Other	2,192	1,778
Total non-interest expenses	7,811	6,743
Income before income taxes	4,912	4,616
Income tax expense	1,380	1,505

Net income	$3,532	3,111

Net income per share:
Basic	$0.53	0.47
Diluted	$0.51	0.46
Average common shares
Basic	6,669,089	6,633,613
Diluted	6,931,036	6,819,255

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the nine months ended September 30, 2001 and 2000

(In thousands, except share and per share data)

	2001	2000
Interest income:
Loans	$45,008	40,283
Federal funds sold	631	152
Mortgage loans held for sale	257	137
U.S. Treasury and Federal agencies	2,756	2,548
Obligations of states and political subdivisions	904	765
Total interest income	49,556	43,885
Interest expense:
Deposits	21,936	18,546
Securities sold under agreements to repurchase and federal funds purchased	1,379	1,904
Other short-term borrowings	54	113
Long-term debt	153	122
Long-term debt - trust preferred securities	595	—
Total interest expense	24,117	20,685
Net interest income	25,439	23,200
Provision for loan losses	2,775	1,915
Net interest income after provision for loan losses	22,664	21,285
Non-interest income:
Investment management and trust services	5,437	4,668
Service charges on deposit accounts	5,141	4,047
Gains on sales of mortgage loans held for sale	1,279	813
Other	2,200	1,908
Total non-interest income	14,057	11,436
Non-interest expenses:
Salaries and employee benefits	13,142	11,830
Net occupancy expense	1,421	1,364
Furniture and equipment expense	1,821	1,754
Other	6,034	5,053
Total non-interest expenses	22,418	20,001
Income before income taxes	14,303	12,720
Income tax expense	4,380	4,115

Net income	$9,923	8,605

Net income per share:
Basic	$1.49	1.30
Diluted	$1.44	1.26
Average common shares
Basic	6,656,921	6,634,678
Diluted	6,893,838	6,822,265

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000

(In thousands)

	2001	2000
Operating activities:
Net income	$9,923	8,605
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,775	1,915
Depreciation, amortization and accretion, net	1,308	1,355
Gains on sales of mortgage loans held for sale	(1,279)	(813)
Origination of mortgage loans held for sale	(73,576)	(38,843)
Proceeds from sale of mortgage loans held for sale	71,569	39,271
Income tax benefit of stock options exercised	145	17
Decrease (increase) in accrued interest receivable and other assets	862	(1,793)
Increase in accrued interest payable and other liabilities	827	757
Net cash provided by operating activities	12,554	10,471
Investing activities:
Net decrease (increase) in federal funds sold	26,498	(2,000)
Purchases of securities available for sale	(23,753)	(2,916)
Proceeds from maturities of securities available for sale	17,967	5,602
Proceeds from maturities of securities held to maturity	2,426	3,314
Proceeds from sales of securities available for sale	—	—
Net increase in loans	(93,862)	(100,205)
Purchases of premises and equipment	(2,966)	(1,681)
Proceeds from sales of other real estate	—	126
Net cash used by investing activities	(73,690)	(97,760)
Financing activities:
Net increase in deposits	31,832	101,056
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	1,039	(10,849)
Net increase in other short-term borrowings	1,739	496
Repayments of long-term debt	(1,830)	—
Net proceeds from long-term debt - trust preferred securities	18,944	—
Issuance of common stock for options and dividend reinvestment plan	491	352
Common stock repurchases	(512)	(883)
Cash dividends paid	(2,129)	(1,860)
Net cash provided by financing activities	49,574	88,312
Net (decrease) increase in cash and cash equivalents	(11,562)	1,023
Cash and cash equivalents at beginning of period	44,597	27,813
Cash and cash equivalents at end of period	$33,035	28,836
Supplemental cash flow information:
Income tax payments	$4,900	3,600
Cash paid for interest	$24,172	20,552

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2001

(In thousands, except share and per share data)

	Common Stock				Accumulated
	Number of Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Income	Total
Balance December 31, 2000	6,637,477	$5,595	$14,292	$40,380	$21	$60,288

Net income	—	—	—	9,923	—	9,923

Change in other comprehensive income, net of tax	—	—	—	—	1,394	1,394

Shares issued for stock options exercised and employee benefit plans	49,898	166	470	—	—	636

Cash dividends, $0.33 per share	—	—	—	(2,199)	—	(2,199)

Shares repurchased	(20,121)	(67)	(445)	—	—	(512)

Balance September 30, 2001	6,667,254	$5,694	$14,317	$48,104	$1,415	$69,530

See accompanying notes to unaudited consolidated financial statements.

S.Y.BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2001 and 2000

(In thousands)

	2001	2000

Net income	$3,532	3,111
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	827	564
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive income	827	564

Comprehensive income	$4,359	3,675

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2001 and 2000

(In thousands)

	2001	2000

Net income	$9,923	8,605
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	1,394	463
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive income	1,394	463

Comprehensive income	$11,317	9,068

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

  (1)         Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiaries reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I.  All significant intercompany transactions have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2000 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the entire year.

  (2)         Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows:

(In thousands)	2001	2000

Beginning balance	$9,331	7,336
Provision for loan losses	2,775	1,915
Loans charged off	(1,644)	(429)
Recoveries	181	578

Ending balance	$10,643	9,400

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

S.Y. BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

  (4)         Net Income Per Share

The following table reflects, for the three and nine months periods ended September 30, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Net income, basic and diluted	$3,532	3,111	9,923	8,605

Average shares outstanding	6,669	6,634	6,657	6,635
Effect of dilutive securities	262	185	237	187

Average shares outstanding including dilutive securities	6,931	6,819	6,894	6,822

Net income per share, basic	$0.53	0 .47	1.49	1.30
Net income per share, diluted	$0.51	0.46	1.44	1.26

  (5)         Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial and retail banking, investment management and trust, and mortgage banking.  Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses.  Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, in the secondary market.

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

Selected financial information by business segment for the three and nine months ended September 30, 2001 and 2000 follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2001	2000	2001	2000

Net interest income:
Commercial and retail banking	$8,654	7,858	25,088	22,813
Investment management and trust	13	12	17	46
Mortgage banking	120	127	334	341

Total	$8,787	7,997	25,439	23,200

Non-interest income:
Commercial and retail banking	$2,288	1,928	6,622	5,228
Investment management and trust	1,978	1,806	5,730	5,073
Mortgage banking	570	378	1,705	1,135

Total	$4,836	4,112	14,057	11,436

Net income:
Commercial and retail banking	$2,877	2,420	7,980	6,719
Investment management and trust	534	574	1,550	1,588
Mortgage banking	121	117	393	298

Total	$3,532	3,111	9,923	8,605

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three and nine months ended September 30, 2001 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2001 compared to December 31, 2000.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform act that involve risks and uncertainties.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

(a)     Results Of Operations

Net income of $3,532,000 for the three months ended September 30, 2001 increased $421,000 or 13.5% from $3,111,000 for the comparable 2000 period.  Basic net income per share was $0.53 for the third quarter of 2001, an increase of 12.8% from the $0.47 for the same period in 2000.  Net income on a diluted basis was $0.51 for the third quarter of 2000 compared to $0.46 for the third quarter of 2001.  This represents a 10.9% increase.  Return on average assets and return on average stockholders’ equity were 1.57% and 20.50%, respectively, for the third quarter of 2001, compared to 1.62% and 22.10%, respectively, for the same period in 2000.

Net income of $9,923,000 for the nine months ended September 30, 2001 increased $1,318,000 or 15.3% from the comparable 2000 period.  Basic net income per share was $1.49 for the first nine months of 2001, compared to $1.30, representing an increase of 14.6% from the same period in 2000.  Net income on a diluted basis was $1.44 for the first nine months of 2001 compared to $1.26 for the first nine months of 2000. This represents a 14.3% increase.  Return on average assets and return on average stockholders’ equity were 1.53% and 20.48%, respectively, for the first nine months of 2001, compared to 1.58% and 21.56%, respectively, for the same period in 2000.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2001	2000	2001	2000

Interest income	$16,485	15,756	49,556	43,885
Tax equivalent	164	112	439	335

Interest income, tax equivalent basis	16,649	15,868	49,995	44,220

Total interest expense	7,698	7,759	24,117	20,685

Net interest income, tax equivalent basis (1)	$8,951	8,109	25,878	23,535

Net interest spread (2), annualized	3.53%	3.70%	3.53%	3.83%
Net interest margin (3), annualized	4.20%	4.51%	4.23%	4.60%

Notes:

(1)     Net interest income, the most significant component of the Bank’s earnings, is total interest income less total interest expense.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and by changes in interest rates.

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

Fully taxable equivalent net interest income of $8,951,000 for the three months ended September 30, 2001 increased $842,000 or 10.4% from $8,109,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.53% and 4.20%, respectively, for the third quarter of 2001 and 3.70% and 4.51%, respectively, for the third quarter of 2000.  Approximately 24 basis points of the 31 basis point decline in net interest margin occurred between the third and fourth quarters of 2000 and was primarily a result of increasing costs of time deposits.  Looking forward, management expects net interest margin to stabilize or improve in the fourth quarter of 2001.

Fully taxable equivalent net interest income of $25,878,000 for the nine months ended September 30, 2001 increased $2,343,000 or 10.0% from the same period last year.  Net interest spread and net interest margin were 3.53% and 4.23%, respectively, for the first nine months of 2001 and 3.83% and 4.60%, respectively, for the first nine months of 2000.  For the year to date period, the decline in net interest margin was primarily a result of the increasing costs of time deposits in late 2000.

Average earning assets increased $134,287,000, or 19.7% to $817,515,000 for the first nine months of 2001 compared to 2000, reflecting continued growth in the loan portfolio.  Average interest bearing liabilities increased $120,582,000 or 21.0% to $694,050,000 for the first nine months of 2001 compared to 2000 primarily due to increases in interest bearing deposits and the issuance of trust preferred securities.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The September 30, 2001 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis
	Net Interest Income Change	Net Income Change

Increase 200bp	2.62%	4.47%
Increase 100bp	1.34	2.29
Decrease 100bp	(0.90)	(1.54)
Decrease 200bp	(0.73)	(1.29)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:

(Dollars in thousands)	Nine Months Ended September 30
	2001	2000

Balance at the beginning of the period	$9,331	7,336
Provision for loan losses	2,775	1,915
Loan charge-offs, net of recoveries	(1,463)	149

Balance at the end of the period	$10,643	9,400

Average loans, net of unearned income	$706,105	599,613

Provision for loan losses to average loans (1)	0.53%	0.43%

Net loan charge-offs (recoveries) to average loans (1)	0.28%	(0.03% )

Allowance for loan losses to average loans	1.51%	1.57%
Allowance for loan losses to period-end loans	1.41%	1.45%

(1) Amounts annualized

The provision for loan losses increased in 2001 due to significant loan growth and in consideration of loan charge-offs during the period.  Approximately $700,000 of net charge-offs for the first nine months of 2001 relate to one commercial relationship.  No other charge-offs during the period were individually significant.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 2001 and 2000.

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Non-interest income:
Investment management and trust services	$1,857	1,690	5,437	4,668
Service charges on deposit accounts	1,758	1,524	5,141	4,047
Gains on sales of mortgage loans held for sale	435	260	1,279	813
Other	786	638	2,200	1,908

Total non-interest income	$4,836	4,112	14,057	11,436

Non-interest expenses:
Salaries and employee benefits	4,481	3,949	13,142	11,830
Net occupancy expense	501	459	1,421	1,364
Furniture and equipment expense	637	557	1,821	1,754
Other	2,192	1,778	6,034	5,053

Total non-interest expenses	$7,811	6,743	22,418	20,001

Non-interest income increased $724,000, or 17.6%, for the third quarter of 2001, compared to the same period in 2000.  Non-interest income increased $2,621,000 or 22.9% for the first nine months of 2001 compared to the same period of 2000.

Investment management and trust services income increased $167,000 or 9.9% in the third quarter of 2001, as compared to the same period in 2000.  Investment management and trust services income increased $769,000 or 16.5% in the first three quarters of 2001 as compared to the same period in 2000. Trust assets under management at September 30, 2001 were $1.06 billion, unchanged from December 31, 2000 and $1.07 billion at September 30, 2000.  Trust assets are expressed in terms of market value.  While total trust assets have been affected by negative equity markets, these decreases have been mitigated by the addition of new accounts.  Similarly, investment management and trust services income was positively affected by growth in the number accounts and the mix of account types which somewhat offset overall declines in the equity markets during the quarter.

Service charges on deposit accounts increased $234,000 or 15.4% in the third quarter of 2001 and $1,094,000 or 27.0% in the first nine months of 2001 as compared to the same periods in 2000.  Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income.  Additionally, in March of 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500.  For each check paid resulting in or increasing an overdraft, the customer pays the standard overdraft charge.  Compared to the prior year, these fees for the third quarter were flat, while these fees for the first nine months of the year were up approximately $250,000.

Gains on sales of mortgage loans were $435,000 in the third quarter of 2001 and $1,279,000 in the first nine months of 2001 compared to $260,000 and $813,000, respectively, in 2000.  The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market. Favorable interest rates in 2001 have stimulated home buying and refinancing.  As interest rates have decreased, mortgage loan volume has increased, resulting in a corresponding increase in revenues.

No gains on sales of securities occurred in 2001 or 2000.

Other non-interest income increased $148,000 or 23.2% in the third quarter of 2001 and $292,000 or 15.3% in the first nine months of 2001 compared to 2000.  Numerous factors contributed to this increase, including (year to date) approximately $120,000 from check card income, $60,000 from title insurance and $200,000 related to other fees and income sources.  These increases were partially offset by a decrease in brokerage income of $111,000 during the period.

Non-interest expenses increased $1,068,000 or 15.8% for the third quarter of 2001 and $2,417,000 or 12.1% year to date 2001 as compared to the same periods in 2000.  Salaries and employee benefits increased $532,000, or 13.5%, for the third quarter of 2001 and $1,312,000 or 11.1% year to date compared to the same periods in 2000.  These increases arose in part from regular salary increases.  Employees continue to be added to support the Bank’s growth.  The Bank had 337 full time equivalent employees as of September 30, 2001 and 317 full time equivalents as of September 30, 2000.  Net occupancy expense increased $42,000 or 9.2% in the third quarter of 2001 as compared to 2000, while it increased $57,000 or 4.2% on a year to date basis.  Furniture and equipment expense increased $80,000 for the third quarter of 2001 and $67,000 for the year to date period 2001 compared to 2000.  Other non-interest expenses have increased $414,000 or 23.3% in the third quarter of 2001 and $981,000 or 19.4% year to date 2001 as compared to 2000.  These increases can be attributed to several factors.  The biggest contributors include the installation of a new phone system during the third quarter and marketing and advertising expenses related to a new personal checking product and a home equity loan promotion during the year.

Income Taxes

Bancorp had income tax expense of $4,380,000 for the first nine months of 2001, compared to $4,115,000 for the same period in 2000.  The effective rate for each nine month period was 30.6% in 2001 and 32.4% in 2000.

In the third quarter of 2001 Bancorp received a refund of prior years’ income taxes of $182,000.  This refund lowered the effective tax rate 127 basis points for the nine month period ended September 30, 2001.

(b)     Financial Condition

Balance Sheet

Total assets increased $62,919,000 from $852,260,000 on December 31, 2000 to $915,179,000 on September 30, 2001. Average assets for the first nine months of 2001 were $865,689,000.  Total assets at September 30, 2001 increased $127,210,000 from September 30, 2000, representing a 16.1% increase.  Total liabilities increased $53,677,000 from $791,972,000 on December 31, 2000 to $845,649,000 on September 30, 2001.  Average liabilities for the first nine months of 2001 were $706,219,000.  Total liabilities at September 30, 2001 increased $114,563,000 from September 30, 2000, representing a 15.7% increase.

Since year end, loans have increased approximately $92,399,000, funded primarily through the $31,832,000 increase in deposits, the $18,170,000 increase in long term debt and the $26,498,000 decrease in federal funds sold.  Securities available for sale increased $7,850,000, while securities held to maturity decreased $2,417,000 which is consistent with Bancorp’s plan to record all newly purchased securities as available for sale.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,237,000 and loans past due over 90 days of $3,213,000, totaled $6,450,000 at September 30, 2001.  Non-performing loans were $2,944,000 at December 31, 2000. This represents 0.85% of total loans at September 30, 2001 compared to 0.44% at December 31, 2000.  The increase in non-performing loans was primarily due to a few large customers.  Bancorp has fully reserved any loss exposure related to these relationships.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $6,450,000 at September 30, 2001 and $3,777,000 at December 31, 2000.  This represents 0.70% of total assets at September 30, 2001 compared to 0.44% at December 31, 2000.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At September 30, 2001, the Bank may pay up to $24,173,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first three quarters of 2001 the Bank paid dividends to Bancorp totaling $2,332,000.

(d)     Capital Resources

At September 30, 2001, stockholders’ equity totaled $69,530,000, an increase of $9,242,000 since December 31, 2000.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes,  was $1,415,000 at September 30, 2001 and $21,000 at December 31, 2000.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

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

At September 30, 2001, Bancorp’s tier 1, total risk based capital and leverage ratios were 11.83%, 13.12% and 9.78%, respectively, compared to 9.17%, 10.47%, and 7.47%, respectively, in the same period for 2000.  The increase in these ratios can be attributed to the issuance of $20.0 million of trust preferred securities during 2001 which are treated as regulatory capital under Federal Reserve guidelines. These ratios exceed the minimum required by regulators to be well capitalized.

(e)     Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.”  Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001.  The remaining provisions of Statement No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” which supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 eliminates the current requirement to amortize goodwill and intangible assets, addresses the amortization of intangible assets with a defined life and addresses impairment testing and recognition for goodwill and intangible assets.  Statement No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date.  Statement No. 142 is effective for 2002.  Management believes the impact of adoption will be immaterial to Bancorp’s consolidated financial statements, as current goodwill and intangible amortization is approximately $70,000 per year.  At December 31, 2001, the unamortized portion of goodwill will be $682,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is include in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	November 9, 2001	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

Date:	November 9, 2001	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	November 9, 2001	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer