Form 10-K405
period 2001-12-31
S Y BANCORP INC
filed 2002-03-22
CIK 835324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001	Commission File Number 1-13661

S.Y. BANCORP, INC.
1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S.No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common stock, no par value 9.00% Cumulative trust preferred securities and the guarantee with respect thereto	Name of each exchange on which registered: American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of registrant's voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of February 28, 2002, was $208,173,297.

        The number of shares of registrant's Common Stock, no par value, outstanding as of February 28, 2002, was 6,705,917.

Documents Incorporated by Reference

        Portions of Registrant's definitive proxy statement related to Registrant's Annual Meeting of Stockholders to be held on April 24, 2002 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I

Item 1.    Business

        S. Y. Bancorp, Inc. ("Bancorp"), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company ("the Bank") and S.Y. Bancorp Capital Trust I ("the Trust"). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of the Bank. The Trust is a Delaware statutory business trust that is a 100%-owned finance subsidiary of Bancorp.

Stock Yards Bank & Trust Company

        Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904. The Bank is headquartered in Louisville, Kentucky and provides commercial and retail banking services in Louisville and southern Indiana through 17 full service banking offices (See "ITEM 2. PROPERTIES"). The Bank is chartered under the laws of the Commonwealth of Kentucky. In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services. The Bank also originates and sells single-family residential mortgages through its operating division, Stock Yards Mortgage Company, and offers securities brokerage services through an arrangement with Raymond James Financial Services, Inc.

        At December 31, 2001, the Bank had 347 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Bancorp and the Bank consider their relationships with employees to be good.

        See Note 20 to Bancorp's consolidated financial statements for the year ended December 31, 2001 for information relating to the Bank's business segments.

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

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the 1994 Act") removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the 1994 Act, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits and subject to any state laws restricting the transaction. Kentucky banks are also permitted to acquire a branch in another state if permitted by law of the other state. Kentucky currently does not permit de novo branching by out-of-state banks into

Kentucky, and it does not permit an out-of-state bank to acquire a bank in Kentucky that has been in existence less than five years.

        The Gramm-Leach-Bliley Act ("the 1999 Act") repealed the Depression-era barrier between commercial and investment banking established by the Glass-Steagall Act, as well as the prohibition on the mixing of banking and insurance established by the Bank Holding Company Act of 1956. The 1999 Act allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company ("FHC"). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The 1999 Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be "well managed" and "well capitalized" and must have received a rating of "satisfactory" or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the 1999 Act will make it less cumbersome for banks to offer services "financial in nature" but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that have, heretofore, been provided primarily by depository institutions. Management of Bancorp has chosen not to become an FHC at this time, but may chose to do so in the future.

        In its 2000 session, the Kentucky General Assembly enacted a law allowing banks with a Kentucky charter and a CAMEL rating of 1 or 2 at its most recent state or federal examination to engage in any banking activity in which it could engage if: (a) it were operating as a national bank in any state, (b) it were operating as a state bank, state thrift or state savings bank in any state, or (c) it meets the qualified thrift lender test as determined by the Office of Thrift Supervision, or was operating as a federally chartered thrift or federal savings bank in any state.

        CAMEL ratings are used by examiners of financial institutions to rate these institutions in five categories. These categories are capital adequacy, asset quality, management effectiveness, quantity and quality of earnings and liquidity. Before a bank engages in any of the activities above, it must obtain a legal opinion specifying the statutory or regulatory provisions permitting the activity in which the bank intends to engage. The result of this legislation was to broaden the activities in which a Kentucky state chartered bank may engage.

Item 2.    Properties

        The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location is the Bank's operations center. In addition to the main office complex, the Bank owned eight branch properties at December 31, 2001 (one of which is located on leased land). The Bank also leased eight branch facilities. Of the seventeen banking locations, fourteen are located in Louisville and three are located in nearby southern Indiana. See Notes 5 and 16 to Bancorp's consolidated financial statements for the year ended December 31, 2001, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.    Legal Proceedings

        See Note 16 to Bancorp's consolidated financial statements for the year ended December 31, 2001, for information relating to legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

        The following table lists the names and ages (as of December 31, 2001) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp's Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices With Bancorp
David H. Brooks Age 59	Chairman and Chief Executive Officer and Director
David P. Heintzman Age 42	President and Director
Kathy C. Thompson Age 40	Executive Vice President and Director
Phillip S. Smith Age 44	Executive Vice President
Gregory A. Hoeck Age 51	Executive Vice President
Nancy B. Davis Age 46	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

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

Part II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

        Bancorp's common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp's common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 15 to the consolidated financial statements. On December 31, 2001, Bancorp had 949 shareholders of record.

	2001			2000
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
First	$24.50	$20.25	$0.11	$22.50	$18.63	$0.09
Second	35.24	25.30	0.11	22.75	18.75	0.10
Third	34.45	29.15	0.11	22.00	19.00	0.10
Fourth	33.80	31.00	0.12	21.50	18.88	0.10

Item 6.    Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31
	2001	2000	1999	1998	1997
	(Dollars In Thousands Except Per Share Data)
Net interest income	$34,945	$31,154	$27,470	$23,294	$19,723
Provision for loan losses	4,220	2,840	1,635	1,600	1,000
Net income	13,542	11,592	9,706	8,218	6,534
Per share data
Net income, basic	$2.03	$1.75	$1.46	$1.25	$1.00
Net income, diluted	1.96	1.70	1.41	1.21	0.96
Cash dividends declared	0.45	0.39	0.33	0.28	0.24
Average balances
Stockholders' equity	$66,433	$54,656	$48,052	$40,691	$34,174
Assets	884,483	747,816	637,276	540,696	437,037
Long-term debt	14,026	2,100	2,100	2,100	2,259
Ratios
Return on average assets	1.53%	1.55%	1.52%	1.52%	1.50%
Return on average stockholders' equity	20.38%	21.21%	20.20%	20.20%	19.12%
Average stockholders' equity to average assets	7.51%	7.31%	7.54%	7.53%	7.82%

        Per share information has been adjusted to reflect stock splits.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust). Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp's business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2001, the Bank had seventeen locations. The combined effect of added convenience with the Bank's focus on flexible, attentive customer service has been key to the Bank's growth and profitability. The wide range of services added by the wealth management group (investment management and trust, private banking and brokerage) and by the mortgage department help support the corporate philosophy of capitalizing on full service customer relationships.

Critical Accounting Policies

        Bancorp has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, Bancorp makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

        We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of Bancorp's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The impact and any associated risks related to these policies on our business operations are discussed in the "Allowance for Loan Losses" section below.

Forward-Looking Statements

        This report contains forward-looking statements under the Private Securities Litigation Reform act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiaries operate; competition for Bancorp's customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations or financial condition of Bancorp's customers; or other risks detailed in Bancorp's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

        The following discussion should be read in conjunction with Bancorp's consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

Results of Operations

        Net income was $13,542,000 or $1.96 per share on a diluted basis in 2001. This compares to $11,592,000 or $1.70 per share in 2000 and $9,706,000 or $1.41 per share in 1999. The increase in 2001 net income was attributable to growth in both net interest income and non-interest income that was partially offset by increased non-interest expenses. Earnings include a 12.5% increase in fully taxable equivalent net interest income and a 25.0% increase in non-interest income. All categories of non-interest income showed improvement when compared to the prior year. The strong results of our investment management and trust and mortgage departments for 2001 contributed significantly to this increase. Non-interest expenses increased 13.5%. Non-interest expenses increased in all categories reflective of continued expansion of the banking center network.

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

Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders' equity. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax equivalent interest data.

        Bancorp's net interest margin and net interest spread were affected negatively during the year by the unprecedented 475 basis point decrease in interest rates. Management believes that interest rates in 2002 will be less volatile and allow for improvement in the net interest margin and net interest spread during the year.

        Comparative information regarding net interest income follows:

	2001	2000	1999	2001/2000 Change	2000/1999 Change
	(Dollars In Thousands)
Net interest income, tax equivalent basis	$35,548	$31,601	$27,839	12.5%	13.5%
Net interest spread	3.61%	3.72%	4.03%	(11) bp	(31) bp
Net interest margin	4.27%	4.51%	4.72%	(24) bp	(21) bp
Average earning assets	$831,918	$700,579	$590,011	18.7%	18.7%
Prime rate at year end	4.75%	9.50%	8.50%	(475) bp	100 bp
Average prime rate	6.93%	9.24%	8.44%	(231) bp	80 bp

bp = basis point = 1/100th of a percent

        Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operates. The Bank's variable rate loans are indexed to the Bank's prime rate and reprice as the prime rate changes, unless they reach a contractual floor or ceiling. A significant amount of the Bank's variable rate loans reached their floor during the year.

Asset/Liability Management and Interest Rate Risk

        Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, Bank management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Interest Rate Simulation Sensitivity Analysis

        Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast. By forecasting management's estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure. The December 31, 2001 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income. These estimates are summarized below.

	Net Interest Income Change	Net Income Change
Increase 200 bp	3.87%	6.80%
Increase 100 bp	2.84	4.73
Decrease 100 bp	(3.78)	(6.60)
Decrease 200 bp	(6.13)	(10.72)

        To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. The Bank had no derivative financial instruments at December 31, 2001.

        The following table presents the increases in net interest income due to changes in rate and volume computed on a tax equivalent basis and indicates how net interest income in 2001 and 2000 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2001/2000			2000/1999
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In Thousands)
Interest income
Loans	$4,573	$(4,698)	$9,271	$12,429	$1,570	$10,859
Federal funds sold	193	(214)	407	(340)	208	(548)
Mortgage loans held for sale	193	(30)	223	(184)	48	(232)
Securities
Taxable	210	(13)	223	(234)	(252)	18
Tax-exempt	269	(238)	507	270	206	64

Total interest income	5,438	(5,193)	10,631	11,941	1,780	10,161

Interest expense
Deposits
Interest bearing demand deposits	(242)	(1,288)	1,046	906	376	530
Savings deposits	(303)	(349)	46	(47)	(39)	(8)
Money market deposits	(332)	(745)	413	549	282	267
Time deposits	2,283	(529)	2,812	5,839	2,322	3,517
Securities sold under agreements to repurchase and federal funds purchased	(868)	(997)	129	844	468	376
Other short-term borowings	(84)	(81)	(3)	69	40	29
Long-term debt	1,038	16	1,022	19	19	—

Total interest expense	1,492	(3,973)	5,465	8,179	3,468	4,711

Net interest income	$3,946	$(1,220)	$5,166	$3,762	$(1,688)	$5,450

Provision for Loan Losses

        In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers' ability to pay. The provision for loan losses is summarized below:

	2001	2000	1999
	(Dollars In Thousands)
Provision for loan losses	$4,220	$2,840	$1,635
Allowance to loans at year end	1.41%	1.40%	1.34%
Allowance to average loans for year	1.52%	1.52%	1.49%

        The provision for loan losses increased during the year due to significant loan growth and in consideration of loans charged off and the increase in non-performing loans during the year. See "Nonperforming Loans and Assets" for further discussion of non-performing loans. See "Summary of Loan Loss Experience" for further discussion of loans charged off during the year.

        The Bank's loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2001 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See "Financial Condition-Allowance for Loan Losses" for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

        The following table provides a comparison of the components of non-interest income and expenses for 2001, 2000 and 1999. The table shows the dollar and percentage change from 2000 to 2001 and from 1999 to 2000. Below the table is a discussion of significant changes and trends.

				2001/2000		2000/1999
	2001	2000	1999	Change	%	Change	%
	(Dollars In Thousands)
Non-Interest income
Investment management and trust services	$7,256	$6,327	$5,194	$929	14.7%	$1,133	21.8%
Service charges on deposit accounts	7,000	5,528	3,484	1,472	26.6%	2,044	58.7%
Gains on sales of mortgage loans held for sale	1,995	1,043	1,511	952	91.3%	(468)	(31.0)%
Gains on sales of securities available for sale	—	—	100	—	—	(100)	(100.0)%
Other	3,012	2,517	2,331	495	19.7%	186	8.0%

	$19,263	$15,415	$12,620	$3,848	25.0%	$2,795	22.1%

Non-interest expenses
Salaries and employee benefits	17,644	15,559	13,750	2,085	13.4%	1,809	13.2%
Net occupancy expense	1,861	1,800	1,711	61	3.4%	89	5.2%
Furniture and equipment expense	2,523	2,309	2,282	214	9.3%	27	1.2%
Other	8,278	7,036	6,388	1,242	17.7%	648	10.1%

	$30,306	$26,704	$24,131	$3,602	13.5%	$2,573	10.7%

        The largest component of non-interest income is the income from investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At December 31, 2001 assets under management totaled $1.179 billion compared to

$1.056 billion at December 31, 2000 and $914 million as of December 31, 1999. Included in these totals are the assets of the Bank's investment portfolio. These amounts were $90 million at year end 2001, $77 million at year end 2000 and $76 million at year end 1999. Growth in the department's assets include both personal and employee benefit accounts.

        Growth in service charges on deposit accounts is primarily due to increased account volumes and an overdraft service for retail customers. Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income. The Bank also introduced a new retail deposit account product line during 2001 that has been successful at attracting new accounts. Additionally, in March 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in our increasing an overdraft, the customer pays the standard overdraft charge.

        The Bank operates a mortgage banking company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released. The interest rates on the loans sold are locked with the buyer and Bancorp bears no interest rate risk related to these loans. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Favorable rates in early 1999 stimulated home buying and refinancing, however, beginning in the second quarter of 1999 and continuing through 2000, rising rates resulted in lower levels of activity, particularly refinancing. Mortgage rates again became favorable during the second half of 2001 and the fourth quarter of 2001 saw record volumes of activity.

        Other non-interest income has increased for several reasons and primarily reflects the Bank's growth. Contributing factors to the increase for 2001 include the continued growth of income related to debit cards and internet banking. Also contributing were income items related to the increase in mortgage banking activity such as application fees and title fees.

        Salaries and benefits are the largest component of non-interest expenses. Increases in personnel expense rose in part from regular salary increases. Officer increases are effective January 1 and non-officer increases are effective on each individual's anniversary date. Also, the Bank continues to add employees to support growth. At December 31, 2001, the Bank had 347 full-time equivalent employees compared to 327 at the same date in 2000 and 316 for 1999. There are no significant obligations for post-retirement or post-employment benefits.

        Net occupancy expenses have increased as the Bank has added banking centers. During 2001 and 1999, the Bank opened two locations; during 2000 the Bank opened one. At December 31, 2001 the Bank had seventeen banking center locations including the main office. Furniture and equipment expenses also have increased with the addition of banking centers. Further, the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income, over the lives of the assets, in the form of depreciation expense.

        Other non-interest expenses have increased from numerous factors and reflect the Bank's growth. Among the most significant costs that increased were marketing, advertising, mail and telephone. The increase in marketing and advertising reflects the introduction of a new product line of retail checking products during the year.

Income Taxes

        A three year comparison of income tax expense and effective tax rate follows:

	2001	2000	1999
	(Dollars In Thousands)
Income tax expense	$6,140	$5,433	$4,618
Effective tax rate	31.2%	31.9%	32.2%

Financial Condition

Earning Assets and Interest Bearing Liabilities

        Summary information with regard to Bancorp's financial condition follows:

				2001/2000		2000/1999
	2001	2000	1999	Change	%	Change	%
	(Dollars In Thousands)
Average earning assets	$831,918	$700,579	$590,011	$131,339	18.7%	$110,568	18.7%
Average interest bearing liabilities	704,196	589,219	493,866	114,977	19.5%	95,353	19.3%
Average total assets	884,483	747,816	637,276	136,667	18.3%	110,540	17.3%
Total year end assets	937,293	852,260	689,815	85,033	10.0%	162,445	23.5%

        The Bank has experienced significant growth in earning assets over the last several years. Growth of average earning assets occurred primarily in the area of loans. Loan demand continued to be strong during 2001. From year end 2000 to year end 2001, commercial and industrial loans increased 10.9%. Construction and development loans increased 8.7%. Real estate mortgage loans increased 21.3%. Consumer loans increased 7.6%. Securities also grew during 2001 in conjunction with the overall growth in the asset size of Bancorp.

        The increase in average interest bearing liabilities from 2000 to 2001 occurred primarily in interest bearing demand deposits, time deposits and federal funds purchased. The increase in interest bearing demand deposits during the year was primarily a function of the poor performance of the stock market and lower interest rates. As the stock market continued to perform poorly during 2001, many investors moved their funds into deposit accounts. Because of lower interest rates, depositors tended to favor demand and money market deposits versus time deposits. The increase in federal funds purchased was due to the Bank's net funding position. Federal funds purchased are discussed further under the heading "Liquidity". Bancorp also issued $20 million of trust preferred securities during 2001. The net proceeds of $18.9 million were used to pay off existing long-term debt and to fund the continued growth of Bancorp. See Note 9 and Note 10 to the consolidated financial statements for more details on long-term debt and trust preferred securities, respectively.

Average Balances and Interest Rates—Taxable Equivalent Basis

	Year 2001			Year 2000			Year 1999
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars In Thousands)
Earning assets
Federal funds sold	$14,384	$634	4.41%	$6,242	$441	7.07%	$14,795	$781	5.28%
Mortgage loans held for sale	5,375	376	7.00%	2,235	183	8.19%	5,141	368	7.16%
Securities
Taxable	64,125	3,616	5.64%	57,434	3,406	5.93%	59,860	3,640	6.08%
Tax-exempt	26,458	1,729	6.53%	21,778	1,459	6.70%	18,114	1,197	6.61%
Loans, net of unearned income	721,576	59,918	8.30%	612,890	55,345	9.03%	492,101	42,907	8.72%

Total earning assets	831,918	66,273	7.97%	700,579	60,834	8.68%	590,011	48,893	8.29%

Less allowance for loan losses	10,356			8,613			7,172

	821,562			691,966			582,839
Non-earning assets
Cash and due from banks	29,251			25,672			23,996
Premises and equipment	18,428			16,729			16,454
Accrued interest receivable and other assets	15,242			13,449			13,987

Total assets	$884,483			$747,816			$637,276

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$164,589	$3,886	2.36%	$127,056	$4,128	3.25%	$110,049	$3,222	2.93%
Savings deposits	30,016	390	1.30%	28,053	693	2.47%	28,345	740	2.61%
Money market deposits	66,020	1,696	2.57%	53,423	2,027	3.79%	45,789	1,478	3.23%
Time deposits	377,630	21,815	5.78%	329,152	19,533	5.93%	266,544	13,694	5.14%
Securities sold under agreements to repurchase and federal funds purchased	49,610	1,668	3.36%	47,088	2,536	5.39%	39,231	1,692	4.31%
Other short-term borrowings	2,305	67	2.91%	2,347	151	6.43%	1,808	82	4.54%
Long-term debt	14,026	1,203	8.58%	2,100	165	7.86%	2,100	146	6.95%

Total interest bearing liabilities	704,196	30,725	4.36%	589,219	29,233	4.96%	493,866	21,054	4.26%

Non-interest bearing liabilities
Non-interest bearing demand deposits	101,542			92,250			87,609
Accrued interest payable and other liabilities	12,312			11,691			7,749

Total liabilities	818,050			693,160			589,224
Stockholders' equity	66,433			54,656			48,052

Total liabilities and stockholders' equity	$884,483			$747,816			$637,276

Net interest income		$35,548			$31,601			$27,839

Net interest spread			3.61%			3.72%			4.03%

Net interest margin			4.27%			4.51%			4.72%

Notes

•
Yields on municipal securities have been computed on a fully tax equivalent basis using the federal income tax rate of 35%.

•
Average balances for loans include the principal balance of non-accrual loans.

•
Loan interest income includes loan fees and is computed on a fully tax equivalent basis using the federal income tax rate of 35%.

•
Loan fees included in interest income amounted to $1,376,000, $989,000 and $939,000 in 2001, 2000 and 1999, respectively.

Securities

        The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

        The carrying value of securities is summarized as follows:

	December 31
	2001	2000	1999
	(In Thousands)
Securities available for sale
U.S. Treasury and federal agency obligations	$51,696	$51,553	$50,115
Mortgage-backed securities	4,382	996	1,128
Obligations of states and political subdivisions	18,266	15,210	9,662
Other	2,540	2,175	1,928

	$76,884	$69,934	$62,833

Securities held to maturity
U.S. Treasury and federal agency obligations	$—	$—	$1,000
Mortgage-backed securities	5,720	7,369	8,486
Obligations of states and political subdivisions	8,158	9,520	11,912

	$13,878	$16,889	$21,398

        The maturity distribution and weighted average interest rates of debt securities at December 31, 2001, are as follows:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Securities available for sale
U.S. Treasury and federal agencies	$4,096	6.75%	40,002	5.39%	6,545	5.67%	1,053	8.00%
Mortgage-backed securities	—	—	—	—	802	6.50%	3,580	6.50%
Obligations of states and political subdivisions	—	—	3,603	4.42%	5,542	4.77%	9,121	5.14%

	$4,096	6.75%	43,605	5.31%	12,889	5.34%	13,754	5.71%

Securities held to maturity
Mortgage-backed securities	$—	—	305	7.00%	904	6.00%	4,511	6.49%
Obligations of states and political subdivisions	2,556	4.88%	2,569	4.44%	3,033	4.58%	—	—

	$2,556	4.88%	2,874	4.71%	3,937	4.91%	4,511	6.49%

Loan Portfolio

        Bancorp's primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
	2001	2000	1999	1998	1997
	(In Thousands)
Commercial and industrial	$152,049	$137,086	$116,248	$103,345	$101,030
Construction and development	55,943	51,479	34,760	30,155	21,481
Real estate mortgage	506,081	417,170	349,164	277,994	217,830
Consumer	63,368	58,899	46,686	36,792	29,952

	$777,441	$664,634	$546,858	$448,286	$370,293

        The following tables show the amounts of commercial and industrial loans, and construction and development loans at December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In Thousands)
Commercial and industrial	$59,876	$62,462	$29,711	$152,049
Construction and development	55,943	—	—	55,943

	Interest Sensitivity
	Fixed Rate	Variable Rate
	(In Thousands)
Due after one but within five years	$51,044	$11,418
Due after five years	8,908	20,803

	$59,952	$32,221

Nonperforming Loans and Assets

        Information summarizing nonperforming assets, including nonaccrual loans follows:

	December 31
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Nonaccrual loans	$3,775	$602	$2,770	$2,163	$290
Loans past due 90 days or more and still accruing	1,346	2,342	1,645	197	682

Nonperforming loans	$5,121	$2,944	$4,415	$2,360	$972
Foreclosed real estate	63	833	—	1,836	—
Other foreclosed property	—	—	85	58	—

Nonperforming assets	$5,184	$3,777	$4,500	$4,254	$972

Nonperforming loans as a percentage of total loans	0.66%	0.44%	0.81%	0.53%	0.26%
Nonperforming assets as a percentage of total assets	0.55%	0.44%	0.65%	0.70%	0.20%

        The increase in non-performing loans is primarily related to a few larger customers. Management believes these loans are well secured and expects little to no loss for Bancorp.

        The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 2001 totaled $157,000. Interest income that would have been recorded in 2001 if nonaccrual loans were on a current basis in accordance with their original terms was $512,000.

        In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. At December 31, 2001, these loans totaled approximately $1,353,000. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss. The allowance for loan losses is discussed further under the heading "Provision for Loan Losses".

Allowance for Loan Losses

        An allowance for loan losses has been established to provide for loans that may not be fully repaid. Loan losses arise primarily from the loan portfolio, but may also be generated from other sources such as commitments to extend credit, guarantees and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible; however, collection efforts continue and future recoveries may occur.

        The allowance is maintained at a level considered by management to be adequate to cover losses that are inherent in the loan portfolio. Factors considered include past loss experience, general economic conditions and information about specific borrower situations including financial position and collateral values. Estimating inherent loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp's allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb inherent losses on existing loans that may become uncollectible. See "Provision for Loan Losses" for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

        The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

	Years Ended December 31
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Average loans	$721,576	$612,890	$492,101	$412,935	$329,162

Balance of allowance for loan losses at beginning of year	$9,331	$7,336	$6,666	$5,921	$5,155
Loans charged off
Commercial and industrial	1,203	424	644	146	75
Real estate mortgage	634	546	43	54	26
Consumer	952	480	348	735	183

Total loans charged off	2,789	1,450	1,035	935	284

Recoveries of loans previously charged off
Commercial and industrial	32	508	5	14	3
Real estate mortgage	8	7	10	18	9
Consumer	163	90	55	48	38

Total recoveries	203	605	70	80	50

Net loans charged off	2,586	845	965	855	234
Additions to allowance charged to expense	4,220	2,840	1,635	1,600	1,000

Balance at end of year	$10,965	$9,331	$7,336	$6,666	$5,921

Ratio of net charge-offs during year to average loans	0.36%	0.14%	0.20%	0.21%	0.07%

        The increase in commercial and industrial loans charged off during 2001 is primarily due to the partial charge-off of a few larger relationships. The increase in consumer loans charged off is a reflection of the economic downturn during 2001 and the Bank's aggressive policy of charging off non-performing consumer loans. The overall increase in net loans charged off is also a function of the increase in the size of the loan portfolio. See "Provision for Loan Losses" for discussion of the provision for loan losses.

        The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
	2001	2000	1999	1998	1997
	(In Thousands)
Commercial and industrial	$2,936	$2,334	$2,743	$2,625	$2,337
Construction and development	1,066	2,285	58	51	201
Real estate mortgage	3,024	1,693	1,351	1,739	2,034
Consumer	1,779	1,686	981	921	163
Unallocated	2,160	1,333	2,203	1,330	1,186

	$10,965	$9,331	$7,336	$6,666	$5,921

        The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2001	2000	1999	1998	1997
Commercial and industrial	19.6%	20.6%	21.2%	23.1%	27.3%
Construction and development	7.2%	7.7%	6.4%	6.7%	5.8%
Real estate mortgage	65.1%	62.8%	63.8%	62.0%	58.8%
Consumer	8.1%	8.9%	8.6%	8.2%	8.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

        Selected ratios relating to the allowance for loan losses follow:

	Years Ended December 31
	2001		2000		1999
Provision for loans losses to average loans	0.58%		0.46%		0.33%
Net charge-offs to average loans	0.36%		0.14%		0.20%
Allowance for loan losses to average loans	1.52%		1.52%		1.49%
Allowance for loan losses to year end loans	1.41%		1.40%		1.34%
Loan loss coverage	9.24	x	23.51	x	16.54	x

Deposits

        Bancorp's core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit over $100,000 and IRAs. These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements. The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

	Years Ended December 31
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest bearing demand deposits	$101,542	—	$92,250	—	$87,609	—
Interest bearing demand deposits	164,589	2.36%	127,056	3.25%	110,049	2.93%
Savings deposits	30,016	1.30%	28,053	2.47%	28,345	2.61%
Money market deposits	66,020	2.57%	53,423	3.79%	45,789	3.23%
Time deposits	377,630	5.78%	329,152	5.93%	266,544	5.14%

	$739,797		$629,934		$538,336

        Maturities of time deposits of $100,000 or more outstanding at December 31, 2001, are summarized as follows:

Amount
(In Thousands)
3 months or less	$47,428
Over 3 through 6 months	14,751
Over 6 through 12 months	29,501
Over 12 months	28,414

$120,094

Short-Term Borrowings

        Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service. Repurchase agreements generally have maturities of one to four days from the transaction date.

        Information regarding securities sold under agreements to repurchase follows:

	Years Ended December 31
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase
Year end balance	$51,431	1.94%	$52,276	5.48%	$53,455	5.24%
Average during year	48,376	3.39%	40,731	5.23%	38,847	4.31%

Maximum month end balance during year	51,543		52,276		54,974

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

        Bancorp's Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for Bancorp's liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on Bancorp's liquidity.

        The Bank has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits come from long-term customers and are a stable source of funds. The Bank has no brokered deposits, and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased continue to provide an available source of liquidity.

        Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 2001, the amount of available credit from the FHLB totaled $128 million. To date, the Bank has not needed to access this source of funds. Finally, the Bank has federal funds purchased lines with correspondent banks totaling $56 million and Bancorp has a $6 million line of credit with a correspondent bank.

        Bancorp's liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 15 to Bancorp's consolidated financial statements, the Bank may pay up to $20,370,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

        Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp's liquidity.

Other Off-Balance Sheet Activities

        In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

        Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2001 are as follows:

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years
	(In Thousands)
Unused loan commitments	$138,612	47,364	20,018	20,032	51,198
Standby letters of credit	10,835	6,933	371	3,531	—

        Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

        In addition to owned banking facilities, the Corporation has entered into long-term leasing arrangements to support the ongoing activities of Bancorp. The required payments under such commitments and long-term debt at December 31, 2001 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In Thousands)
Operating leases	$4,412	676	1,026	836	1,874
Long-term debt	270	—	—	—	270
Long-term debt—trust preferred securities	20,000	—	—	—	20,000

Capital

        Information pertaining to Bancorp's capital balances and ratios follows:

	Years Ended December 31
	2001	2000	Change
	(Dollars in Thousands)
Stockholders' equity	$71,684	$60,288	18.90%
Dividends per share	$0.45	$0.39	15.38%
Tier 1 risk-based capital	11.85%	8.87%	298	bp
Total risk-based capital	13.14%	10.16%	298	bp
Leverage ratio	9.69%	7.38%	231	bp

        The increase in stockholders' equity from 2001 to 2000 was due to the strong earnings of 2001 coupled with a philosophy to retain approximately 75% of earnings in equity.

        Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. Note 18 to the consolidated financial statements provides more details of regulatory capital requirements, as well as, capital ratios of the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. These ratios for Bancorp and the Bank had decreased over the last several years as assets grew more quickly than equity. In 2001, Bancorp issued $20 million of trust preferred securities which qualify as regulatory capital under Federal Reserve guidelines and significantly improved Bancorp's and the Bank's capital ratios. See Note 10 to the consolidated financial statements for more details on the trust preferred securities. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

        In January 1999, the Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100% stock dividend. The new shares were distributed in February 1999. This capital change was made to enhance shareholder value by increasing the number of shares of Bancorp's stock outstanding and to reduce the per share market price of the stock. Per share information has been restated to reflect the stock splits. In November 1999, Bancorp announced a 200,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. At December 31, 2001, shares repurchased pursuant to this program totaled 92,071.

        A component of equity is accumulated other comprehensive income (losses) which for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $645,000 and $21,000 at December 31, 2001 and 2000, respectively. The $624,000 increase in accumulated other comprehensive income (losses) is primarily a reflection of the effect of the interest rate environment on the valuation of the Bank's portfolio of securities available for sale.

        The following table presents various key financial ratios:

	Years Ended December 31
	2001	2000	1999
Return on average assets	1.53%	1.55%	1.52%
Return on average stockholders' equity	20.38%	21.21%	20.20%
Dividend pay out ratio, based on basic EPS	22.17%	22.29%	22.60%
Average stockholders' equity to average assets	7.51%	7.31%	7.54%

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of Statement No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

        In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 eliminates the current requirement to amortize goodwill and intangible assets, addresses the amortization of intangible assets with a defined life and addresses impairment testing and recognition for goodwill and intangible assets. Statement No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. Statement No. 142 is effective January 1, 2002. Management believes the impact of adoption will be immaterial to Bancorp's consolidated financial statements, as current goodwill and intangible amortization is approximately $70,000 per year. At December 31, 2001, unamortized goodwill was $682,000.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the Financial Accounting Standards Board has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. Management believes that adopting Statement No. 144 will not have an impact on the consolidated financial statements.

Quarterly Operating Results

        Following is a summary of quarterly operating results for 2001 and 2000:

	2001				2000
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In Thousands, Except Per Share Data)
Interest income	$16,115	$16,485	$16,603	$16,468	$16,502	$15,756	$14,648	$13,481
Interest expense	6,609	7,698	8,099	8,320	8,548	7,759	6,858	6,068

Net interest income	9,506	8,787	8,504	8,148	7,954	7,997	7,790	7,413
Provision for loan losses	1,445	900	1,075	800	925	750	585	580

Net interest income after provision	8,061	7,887	7,429	7,348	7,029	7,247	7,205	6,833
Non-interest income	5,206	4,836	4,851	4,370	3,979	4,112	4,002	3,322
Non-interest expenses	7,888	7,811	7,367	7,240	6,703	6,743	6,915	6,343

Income before income taxes	5,379	4,912	4,913	4,478	4,305	4,616	4,292	3,812
Income tax expense	1,760	1,380	1,561	1,439	1,318	1,505	1,390	1,220

Net income	$3,619	$3,532	$3,352	$3,039	$2,987	$3,111	$2,902	$2,592

Basic earnings per share	$0.54	$0.53	$0.50	$0.46	$0.45	$0.47	$0.44	$0.39
Diluted earnings per share	0.52	0.51	0.49	0.44	0.44	0.46	0.43	0.38

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is included in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Bancorp and report of independent auditors are included below:

        Consolidated Balance Sheets—December 31, 2001 and 2000

        Consolidated Statements of Income—years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Comprehensive Income—years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows—years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Management's Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
	2001	2000
	(Dollars In Thousands)
Assets
Cash and due from banks	$29,803	$44,597
Federal funds sold	218	29,020
Mortgage loans held for sale	13,963	2,330
Securities available for sale (amortized cost $75,563 in 2001 and $69,601 in 2000)	76,884	69,934
Securities held to maturity (approximate fair value $14,174 in 2001 and $17,004 in 2000)	13,878	16,889
Loans	777,441	664,634
Less allowance for loan losses	10,965	9,331

Net loans	766,476	655,303
Premises and equipment	19,421	17,497
Accrued interest receivable and other assets	16,650	16,690

Total assets	$937,293	$852,260

Liabilities
Deposits
Non-interest bearing	$118,165	$103,172
Interest bearing	635,386	622,485

Total deposits	753,551	725,657
Securities sold under agreements to repurchase and federal funds purchased	79,031	52,276
Other short-term borrowings	1,880	1,813
Accrued interest payable and other liabilities	10,877	10,126
Long-term debt	270	2,100
Long-term debt—trust preferred securities	20,000	—

Total liabilities	865,609	791,972

Stockholders' equity
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding 6,672,294 in 2001 and 6,637,477 in 2000	5,711	5,595
Surplus	14,404	14,292
Retained earnings	50,924	40,380
Accumulated other comprehensive income	645	21

Total stockholders' equity	71,684	60,288

Total liabilities and stockholders' equity	$937,293	$852,260

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Interest income
Loans	$59,837	$55,337	$42,899
Federal funds sold	634	441	781
Mortgage loans held for sale	376	183	368
Securities
Taxable	3,616	3,406	3,640
Tax-exempt	1,208	1,020	836

Total interest income	65,671	60,387	48,524

Interest expense
Deposits	27,787	26,381	19,134
Securities sold under agreements to repurchase and federal funds purchased	1,668	2,536	1,692
Other short-term borrowings	67	151	82
Long-term debt	1,204	165	146

Total interest expense	30,726	29,233	21,054

Net interest income	34,945	31,154	27,470
Provision for loan losses	4,220	2,840	1,635

Net interest income after provision for loan losses	30,725	28,314	25,835

Non-interest income
Investment management and trust services	7,256	6,327	5,194
Service charges on deposit accounts	7,000	5,528	3,484
Gains on sales of mortgage loans held for sale	1,995	1,043	1,511
Gains on sales of securities available for sale	—	—	100
Other	3,012	2,517	2,331

Total non-interest income	19,263	15,415	12,620

Non-interest expenses
Salaries and employee benefits	17,644	15,559	13,750
Net occupancy expense	1,861	1,800	1,711
Furniture and equipment expense	2,523	2,309	2,282
Other	8,278	7,036	6,388

Total non-interest expense	30,306	26,704	24,131

Income before income taxes	19,682	17,025	14,324
Income tax expense	6,140	5,433	4,618

Net income	$13,542	$11,592	$9,706

Net income per share, basic	$2.03	$1.75	$1.46

Net income per share, diluted	$1.96	$1.70	$1.41

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

	Three Years Ended December 31, 2001
	Common Stock
	Number of Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands, Except Share Data)
Balance December 31, 1998	6,593,338	$5,535	$14,075	$23,868	$465	$43,943
Net income	—	—	—	9,706	—	9,706
Change in other comprehensive income, net of tax	—	—	—	—	(1,816)	(1,816)
Shares issued for stock options exercised and employee benefit plans	76,721	169	968	—	—	1,137
Cash dividends, $0.33 per share	—	—	—	(2,198)	—	(2,198)
Shares repurchased	(23,000)	(77)	(441)	—	—	(518)

Balance December 31, 1999	6,647,059	5,627	14,602	31,376	(1,351)	50,254
Net income	—	—	—	11,592	—	11,592
Change in other comprehensive income, net of tax	—	—	—	—	1,372	1,372
Shares issued for stock options exercised and employee benefit plans	39,368	131	520	—	—	651
Cash dividends, $0.39 per share	—	—	—	(2,588)	—	(2,588)
Shares repurchased	(48,950)	(163)	(830)	—	—	(993)

Balance December 31, 2000	6,637,477	5,595	14,292	40,380	21	60,288
Net income	—	—	—	13,542	—	13,542
Change in other comprehensive income, net of tax	—	—	—	—	624	624
Shares issued for stock options exercised and employee benefit plans	54,938	183	557	—	—	740
Cash dividends, $0.45 per share	—	—	—	(2,998)	—	(2,998)
Shares repurchased	(20,121)	(67)	(445)	—	—	(512)

Balance December 31, 2001	6,672,294	$5,711	$14,404	$50,924	$645	$71,684

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Net income	$13,542	$11,592	$9,706
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	652	1,448	(1,628)
Less reclassification adjustment for gains included in net income	—	—	65
Minimum pension liability adjustment	(28)	(76)	(123)

Other comprehensive income (loss)	624	1,372	(1,816)

Comprehensive income	$14,166	$12,964	$7,890

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Operating activities
Net income	$13,542	$11,592	$9,706
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,220	2,840	1,635
Depreciation, amortization and accretion, net	1,831	1,798	1,493
Provision for deferred income taxes	(338)	(987)	(203)
Gains on sales of securities available for sale	—	—	(100)
Gains on sales of mortgage loans held for sale	(1,995)	(1,043)	(1,511)
Loss on the sale of other real estate	28	—	—
Origination of mortgage loans held for sale	(121,481)	(50,253)	(89,097)
Proceeds from sales of mortgage loans held for sale	111,843	51,574	97,791
Income tax benefit of stock options exercised	162	37	394
Increase in accrued interest receivable and other assets	(301)	(4,785)	(487)
Increase (decrease) in accrued interest payable and other liabilities	952	(28)	3,371

Net cash provided by operating activities	8,463	10,745	22,992

Investing activities
Net (increase) decrease in federal funds sold	28,802	(23,020)	1,000
Purchases of securities available for sale	(33,850)	(13,654)	(77,492)
Proceeds from sales of securities available for sale	—	—	10,618
Proceeds from maturities of securities available for sale	27,809	8,635	75,016
Proceeds from maturities of securities held to maturity	3,023	4,504	6,391
Net increase in loans	(115,296)	(118,621)	(99,537)
Purchases of premises and equipment	(3,619)	(2,678)	(2,178)
Proceeds from sales of other real estate	839	1,401	1,235

Net cash used in investing activities	(92,292)	(143,433)	(84,947)

Financing activities
Net increase in deposits	27,894	155,695	52,350
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	26,755	(1,179)	14,926
Net increase (decrease) in short-term borrowings	67	(2,141)	3,095
Repayments of long-term debt	(1,830)	—	—
Net proceeds from long-term debt — trust preferred securities	18,944	—	—
Issuance of common stock	578	614	349
Common stock repurchases	(512)	(993)	(518)
Cash dividends paid	(2,861)	(2,524)	(2,095)

Net cash provided by financing activities	69,035	149,472	68,107

Net increase (decrease) in cash and cash equivalents	(14,794)	16,784	6,152
Cash and cash equivalents at beginning of year	44,597	27,813	21,661

Cash and cash equivalents at end of year	$29,803	$44,597	$27,813

Supplemental cash flow information:
Income tax payments	$6,588	$5,500	$5,915
Cash paid for interest	30,863	28,989	21,099

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

        The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly-owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

Securities

        Securities intended to be held until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders' equity. Amortization of premiums and accretion of discounts are recorded using the interest method. Gains or losses on sales of securities are computed on a specific identification cost basis for securities. For securities for which impairment is other than temporary, losses are reflected in operations.

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

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that adequately provides for losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various loan categories and such other factors that, in management's judgment, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

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

Other Assets

        Goodwill has been amortized over 15 years on a straight-line basis through December 31, 2001. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Bancorp's average cost of funds.

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

Net Income Per Share

        Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business

Combinations." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of Statement No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

        In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 eliminates the current requirement to amortize goodwill and intangible assets, addresses the amortization of intangible assets with a defined life and addresses impairment testing and recognition for goodwill and intangible assets. Statement No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. Statement No. 142 is effective January 1, 2002. Management believes the impact of adoption will be immaterial to Bancorp's consolidated financial statements, as current goodwill and intangible amortization is approximately $70,000 per year. At December 31, 2001, unamortized goodwill was $682,000.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the Financial Accounting Standards Board has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. Management believes that adopting Statement No. 144 will not have an impact on the consolidated financial statements.

(2)  Restrictions on Cash and Due from Banks

        The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 2001, the amount of those required reserve balances was approximately $7,671,000.

(3)  Securities

        The amortized cost and approximate fair value of securities available for sale follows:

		Unrealized
	Amortized Cost			Approximate Fair Value
		Gains	Losses
	(In Thousands)
December 31, 2001
U.S. Treasury and federal agencies	$50,711	$1,168	$183	$51,696
Mortgage-backed securities	4,361	28	7	4,382
Obligations of states and political subdivisions	17,951	382	67	18,266
Other	2,540	—	—	2,540

	$75,563	$1,578	$257	$76,884

December 31, 2000
U.S. Treasury and federal agencies	$51,454	$197	$98	$51,553
Mortgage-backed securities	1,000	—	4	996
Obligations of states and political subdivisions	14,972	322	84	15,210
Other	2,175	—	—	2,175

	$69,601	$519	$186	$69,934

        The amortized cost and approximate fair value of securities held to maturity follows:

		Unrealized
	Amortized Cost			Approximate Fair Value
		Gain	Losses
	(In Thousands)
December 31, 2001
Mortgage-backed securities	$5,720	$145	$—	$5,865
Obligations of states and political subdivisions	8,158	151	—	8,309

	$13,878	$296	$—	$14,174

December 31, 2000
Mortgage-backed securities	$7,369	$50	$3	$7,416
Obligations of states and political subdivisions	9,520	71	3	9,588

	$16,889	$121	$6	$17,004

        A summary of debt securities as of December 31, 2001 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than contractual maturities.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(In Thousands)
Due within one year	$4,007	$4,096	$2,556	$2,586
Due after one year through five years	42,775	43,605	2,874	2,959
Due after five years through ten years	12,711	12,889	3,937	4,014
Due after ten years	13,530	13,754	4,511	4,615

	$73,023	$74,344	$13,878	$14,174

        Securities with a carrying value of approximately $63,963,000 at December 31, 2001 and $63,264,000 at December 31, 2000 were pledged to secure public deposits and certain borrowings.

(4)  Loans

        The composition of loans follows:

	December 31,
	2001	2000
	(In Thousands)
Commercial and industrial	$152,049	$137,086
Construction and development	55,943	51,479
Real estate mortgage	506,081	417,170
Consumer	63,368	58,899

	$777,441	$664,634

        The Bank's credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds 10% of loans. While the Bank has a diversified loan portfolio, a customer's ability to honor contracts is dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank's market area that encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

        Information about impaired loans follows:

	December 31,
	2001	2000
	(In Thousands)
Principal balance of impaired loans	$3,775	$602
Impaired loans with a Statement No. 114 valuation allowance	1,747	134
Amount of Statement No. 114 valuation allowance	599	114
Impaired loans with no Statement No. 114 valuation allowance	2,028	468
Average balance of impaired loans for year	3,113	2,325

        Interest income on impaired loans (cash basis) was $157,000, $32,000 and $0 in 2001, 2000, and 1999, respectively. Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $512,000, $271,000 and $175,000 in 2001, 2000 and 1999, respectively.

        Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $4,994,000 and $4,678,000 at December 31, 2001 and 2000, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers. During 2001 new loans of $8,804,000 were made to officers and directors and affiliated companies, repayments amounted to $8,431,000. An additional $57,000 in loans was removed due to the retirement of a board member during the year.

        An analysis of the changes in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Balance at January 1	$9,331	$7,336	$6,666
Provision for loan losses	4,220	2,840	1,635
Loans charged off	2,789	1,450	1,035
Recoveries	203	605	70

Net loan charge-offs	2,586	845	965

Balance at December 31	$10,965	$9,331	$7,336

(5)  Premises and Equipment

        A summary of premises and equipment follows:

	December 31,
	2001	2000
	(In Thousands)
Land	$3,221	$2,746
Buildings and improvements	15,078	14,124
Furniture and equipment	11,813	10,342
Construction in progress	2	57

	30,114	27,269
Accumulated depreciation and amortization	10,693	9,772

	$19,421	$17,497

        Depreciation expense related to premises and equipment was $1,695,000 in 2001, $1,601,000 in 2000 and $1,376,000 in 1999.

(6)  Income Taxes

        Income taxes consist of the following:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Applicable to operations:
Current	$6,475	$6,420	$4,821
Deferred	(335)	(987)	(203)

Total applicable to operations	6,140	5,433	4,618
Charged (credited) to stockholders' equity:
Unrealized gain (loss) on securities available for sale	345	772	(895)
Stock options exercised	(162)	(37)	(394)
Minimum pension liability adjustment	(15)	(41)	(66)

	$6,308	$6,127	$3,263

        An analysis of the difference between the statutory and effective tax rates follows:

	Years Ended December 31,
	2001	2000	1999
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	-2.4%	-2.0%	-1.9%
Other, net	-1.4%	-1.1%	-0.9%

	31.2%	31.9%	32.2%

        The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2001	2000
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$3,838	$3,266
Deferred compensation	816	626
Other	159	357

Total deferred tax assets	4,813	4,249

Deferred tax liabilities
Securities	795	396
Property and equipment	354	196
Other	16	14

Total deferred tax liabilities	1,165	606

Net deferred tax asset	$3,648	$3,643

        No valuation allowance for deferred tax assets was recorded as of December 31, 2001 and 2000 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(7)  Deposits

        The composition of interest bearing deposits follows:

	December 31,
	2001	2000
	(In Thousands)
Interest bearing demand	$186,284	$140,094
Savings	30,531	26,632
Money market	64,107	80,769
Time deposits greater than $100,000	120,094	102,957
Other time deposits	234,370	272,033

	$635,386	$622,485

        Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $6,492,000, $5,348,000 and $3,737,000, respectively, for the years ended December 31, 2001, 2000 and 1999.

        At December 31, 2001, the scheduled maturities of time deposits were as follows:

(In Thousands)
2002	$217,367
2003	73,678
2004	17,805
2005	36,630
2006 and thereafter	8,984

$354,464

(8)  Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2001	2000
	(Dollars In Thousands)
Average balance during the year	$48,376	$40,731
Average interest rate during the year	3.39%	5.23%
Maximum month-end balance during the year	$51,543	$52,276

(9)  Long-term Debt

        Bancorp has a $6,000,000 line of credit with a correspondent bank. The balance outstanding at December 31, 2001 and 2000 was $0 and $1,800,000, respectively. The interest rate on the line is indexed to either LIBOR or the lending bank's prime rate with payments due quarterly. The terms of the note include a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long-term debt, future mergers and significant dispositions without the consent of the lender. The note is renewable on an annual basis.

        The Bank also has subordinated debentures outstanding amounting to $270,000 at December 31, 2001 and $300,000 at December 31, 2000 that are due in October 2049. Interest due on these debentures is at a variable rate equal to one percent less than the Bank's prime rate adjusted annually on January 1. For 2001, the rate on these debentures was 8.50%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank. The owners may redeem the debentures at any time.

(10) Long-term Debt—Trust Preferred Securities

        On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities ("the Securities") which mature on June 30, 2031; however prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Proceeds from issuance of the securities, net of underwriting fees and offering expenses were $18.9 million. The principal asset of S.Y. Bancorp Capital Trust I is a $20.0 million subordinated debenture of Bancorp. The subordinated debenture also bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances. Bancorp owns all the common securities of the Trust.

        The securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

        The obligations of Bancorp with respect to the issuance of the Securities constitute a full, irrevocable and unconditional guarantee on a subordinated basis by Bancorp of the Trust's obligation with respect to the Securities.

        Subject to certain exceptions and limitations, Bancorp may, from time to time, defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities and, with certain exceptions, prevent Bancorp from declaring or paying cash distributions on Bancorp's common stock or debt securities that rank pari passu or junior to the subordinated debenture.

(11) Net Income per Share and Common Stock Dividends

        The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income, basic and diluted	$13,542	$11,592	$9,706

Average shares outstanding	6,660	6,634	6,654
Effect of dilutive securities	241	185	217

Average shares outstanding including dilutive securities	6,901	6,819	6,871

Net income per share, basic	$2.03	$1.75	$1.46

Net income per share, diluted	$1.96	$1.70	$1.41

(12) Advances from the Federal Home Loan Bank

        The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.

(13) Employee Benefit Plans

        The Bank has the following defined contribution plans: employee stock ownership plan and 401(k) profit sharing plan. Prior to March 2001, the Bank also had a money purchase plan. This plan was eliminated during 2001 and the assets of the plan were combined with the profit sharing plan. The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 2001, 2000, and 1999 were $824,000, $1,094,000, and $904,000, respectively. Contributions are made in accordance with the terms of the plans. As of December 31, 2001 and 2000, the employee stock ownership plan held 89,489 and 82,723, respectively, shares of Company stock.

        The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 2001 and 2000 the accumulated benefit obligations for the plan were $1,769,000 and $1,573,000, respectively. Discount rates of 6.75% in 2001 and 7.00% in 2000 were used in determining the actuarial present value of the projected benefit obligation. Expenses of the plan were $242,000 in 2001, $132,000 in 2000, and $142,000 in 1999.

        Obligations for other post-retirement and post-employment benefits are not significant.

(14) Stock Options

        In 1995, shareholders approved a stock incentive plan. Under this plan there have been a total of 720,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors. As of December 31, 2001, 164,500 shares were available for future grant. Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted in 1984 at an exercise price of $0.861 per share were granted below market value of the Bank's common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

        Activity with respect to outstanding options follows:

	Shares	Weighted average price per share
	(In Thousands, Except Per Share Data)
Outstanding at December 31, 1998	396,004	$8.43
Granted	48,900	23.94
Exercised	(51,340)	1.23
Forfeited	(2,200)	18.86

Outstanding at December 31, 1999	391,364	11.19
Granted	138,950	20.79
Exercised	(14,724)	7.52
Forfeited	(13,750)	21.41

Outstanding at December 31, 2000	501,840	12.43
Granted	81,500	33.53
Exercised	(52,416)	9.22
Forfeited	(4,200)	20.70

Outstanding at December 31, 2001	526,724	$17.14

        The weighted average fair values of options granted in 2001, 2000 and 1999 were $8.72, $5.70 and $6.23, respectively.

        Options outstanding at December 31, 2001 were as follows:

Option price per share	Expiration	Shares	Options exercisable
$0.861	none	9,184	9,184
6.421	2004	45,320	45,320
7.250	2005	124,400	124,400
8.375	2005	30,400	30,400
14.500	2007	31,000	26,240
20.500	2008	28,400	18,800
23.938	2009	43,340	31,940
24.000	2009	500	200
20.25-21.00	2010	56,230	33,030
20.630	2010	76,450	44,810
23.90-33.60	2011	81,500	—

		526,724	364,324

        Bancorp applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options granted at the market value of common stock at the time of grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" Bancorp's proforma net income and income per share would have been as follows:

	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income as reported	$13,542	$11,592	$9,706
Net income proforma	13,229	11,342	9,431
Income per share, basic as reported	2.03	1.75	1.46
Income per share, basic proforma	1.99	1.71	1.42
Income per share, diluted as reported	1.96	1.70	1.41
Income per share, diluted proforma	$1.92	$1.66	$1.37

        The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Assumptions used for grants were dividend yields of 1.54%, 1.54%, and 1.53%; expected volatility of 17.39%, 16.33%, and 16.53% and expected lives of 7 years. Risk free interest rates were 5.02% for the December 2001 grant, 6.60% for the January 2000 grant, 5.04% for the December 2000 grant and 5.15% for 1999.

(15) Dividend Restriction

        Bancorp's principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2002, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $20,370,000.

(16) Commitments and Contingent Liabilities

        As of December 31, 2001, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management's opinion, commitments to extend credit of $149,447,000, including standby letters of credit of $10,835,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank's exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

        The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $676,000 in 2002; $589,000 in 2003; $437,000 in 2004; $441,000 in 2005; $395,000 in 2006 and $1,874,000 in the aggregate thereafter. Rent expense, net of sublease income, was $615,000 in 2001, $655,000 in 2000, and $623,000 in 1999.

        Also, as of December 31, 2001, there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(17) Fair Value of Financial Instruments

        The estimated fair values of financial instruments at December 31 are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets
Cash and short-term investments	$30,021	$30,021	$73,617	$73,617
Mortgage loans held for sale	13,963	13,963	2,330	2,330
Securities	90,762	91,058	86,823	86,938
Loans, net	766,476	773,258	655,303	648,954
Accrued interest receivable	4,616	4,616	5,209	5,209
Financial liabilities
Deposits	$753,551	$762,684	$725,657	$728,278
Short-term borrowings	80,911	80,911	54,089	54,089
Long-term debt	20,270	19,360	2,100	2,100
Accrued interest payable	546	546	683	683
Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(163)	—	(168)

        Management used the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value.

Cash, Short-Term Investments, Accrued Interest Receivable/Payable and Short-Term Borrowings

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

Deposits

        The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

(18) Regulatory Matters

        Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2001.

        As of December 2001 and 2000, the most recent notifications from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier I ratio of at least 6%; and a leverage ratio of at least 5%. All banks are required to have a total capital ratio of at least 8%, a Tier I ratio of at least 4% and a leverage ratio of at least 3%. There are no conditions or events since those notifications that management believes have changed the Bank's categories.

        A summary of Bancorp's and the Bank's capital ratios at December 31, 2001 and 2000 follows:

	2001		2000
	Actual		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital(1)
Consolidated	$99,926	13.14%	$67,993	10.16%
Bank	90,889	11.98%	68,213	10.21%
Tier 1 risk-based capital(1)
Consolidated	90,130	11.85%	59,317	8.87%
Bank	81,119	10.69%	59,549	8.91%
Leverage(2)
Consolidated	90,130	9.69%	59,317	7.38%
Bank	81,119	8.78%	59,549	7.43%

(1)
Ratio is computed in relation to risk-weighted assets.

(2)
Ratio is computed in relation to average assets.

(19) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
	2001	2000
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$5,988	$282
Investment in and receivable from subsidiary bank	85,710	62,853
Other assets	2,091	976

Total assets	$93,789	$64,111

Liabilities and stockholders' equity
Other liabilities	$2,105	$2,023
Long-term debt	20,000	1,800
Stockholders' equity	71,684	60,288

Total liabilities and stockholders' equity	$93,789	$64,111

Condensed Statements of Income

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Income—Dividends from subsidiary bank	$3,132	$2,731	$2,323
Expenses	1,415	278	243

Income before income taxes and equity in undistributed net income of subsidiary	1,717	2,453	2,080
Income tax benefit	496	97	85

Income before equity in undistributed net income of subsidiary	2,213	2,550	2,165
Equity in undistributed net income of subsidiary	11,329	9,042	7,541

Net income	$13,542	$11,592	$9,706

Condensed Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Operating activities
Net income	$13,542	$11,592	$9,706
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(11,329)	(9,042)	(7,541)
Increase in receivable from subsidiary	(704)	(506)	(178)
Income tax benefit of stock options exercised	162	37	394
(Increase) decrease in other assets	(59)	(115)	106
(Decrease) increase in other liabilities	(55)	405	(135)

Net cash provided by operating activities	1,557	2,371	2,352

Investing activities
Increase in capital investment in subsidiary	(10,200)	—	—

Net cash used by investing activities	(10,200)	—	—

Financing activities
Repayments of long-term debt	(1,800)	—	—
Net proceeds from long-term debt—trust preferred securities	18,944	—	—
Issuance of common stock	578	614	349
Common stock repurchases	(512)	(993)	(518)
Cash dividends paid	(2,861)	(2,524)	(2,095)

Net cash provided (used) by financing activities	14,349	(2,903)	(2,264)

Net increase (decrease) in cash	5,706	(532)	88
Cash at beginning of year	282	814	726

Cash at end of year	$5,988	$282	$814

(20) Segments

        The Bank's, and thus Bancorp's principal activities include commercial and retail banking, investment management and trust, and mortgage banking. Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, to the secondary market.

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

        Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

        Selected financial information by business segment follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Net interest income
Commercial and retail banking	$34,470	$30,625	$27,049
Investment management and trust	29	67	87
Mortgage banking	446	462	334

Total	$34,945	$31,154	$27,470

Non-interest income
Commercial and retail banking	$8,970	$7,111	$4,865
Investment management and trust	7,694	6,850	5,685
Mortgage banking	2,599	1,454	2,070

Total	$19,263	$15,415	$12,620

Net income
Commercial and retail banking	$10,823	$9,066	$7,640
Investment management and trust	2,094	2,142	1,759
Mortgage banking	625	384	307

Total	$13,542	$11,592	$9,706

Independent Auditors' Report

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky
January 23, 2002

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

        Bancorp's independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which provide for consideration of Bancorp's internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, "PROPOSALS—DIRECTORS' PROPOSAL TO ELECT DIRECTORS," and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

        Information regarding principal occupation of directors of Bancorp follows:

  David H. Brooks—Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

  James E. Carrico—Managing Director, Acordia of Kentucky;

  Jack M. Crowner—Owner, Jack Crowner & Associates;

  Charles R. Edinger, III—Vice President, J. Edinger & Son. Inc.;

  Carl T. Fischer, Jr.—Farmer and horse breeder;

  Stanley A. Gall, M.D.—Professor and Chair Emeritus, University of Louisville;

  David P. Heintzman—President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

  Bruce P. Madison—Vice President and Treasurer, Plumbers Supply Company, Inc.;

  Jefferson T. McMahon—Retired; private investor;

  Nicholas X. Simon—President, Publishers Printing Company, LLC;

  Norman Tasman—President, Tasman Industries and Hide Processing;

  Kathy C. Thompson—Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

Item 11.    Executive Compensation

        Information regarding the compensation of Bancorp's executive officers and directors is incorporated herein by reference to the discussion under the heading, "CORPORATE GOVERNANCE AND OTHER MATTERS—BOARD OF DIRECTORS' MEETINGS, COMMITTEES AND FEES" in Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders.

        Information appearing under the headings "REPORT ON EXECUTIVE COMPENSATION" and "Shareholder Return Performance Graph" in the section entitled "EXECUTIVE COMPENSATION AND OTHER INFORMATION" in Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference to the discussion under the headings, "DIRECTORS' PROPOSAL TO ELECT DIRECTORS" and "SECURITY

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," in Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to the discussion under the heading, "TRANSACTIONS WITH MANAGEMENT AND OTHERS," in Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The following financial statements are included in this Form 10-K:
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Income—years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Comprehensive Income—years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows—years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Independent Auditors' Report
(a) 2.	List of Financial Statement Schedules

Schedules to the consolidated financial statements of Bancorp are omitted since they are either not required under the related instructions, are inapplicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a) 3.	List of Exhibits
	3.1		Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988.
	3.2		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989.
	3.3		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.
	3.4		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.
	3.5		Bylaws of Bancorp, as amended, currently in effect.
	10.1	*	S.Y. Bancorp, Inc. Stock Option Plan as amended.
	10.2	*	Stock Yards Bank &Trust Company Senior Officers Security Plan adopted December 23, 1980.
	10.3	*	Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors.
	10.4	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.

10.5	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
10.6	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
10.7	*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan.
10.8	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.
10.9	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman.
10.10	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
10.11	*	Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.
10.12	*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan.
21		Subsidiaries of the Registrant.
23		Independent Auditors' Consent.

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

March 12, 2002	S.Y. BANCORP, INC.
	By:	/s/ DAVID H. BROOKS David H. Brooks Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID H. BROOKS David H. Brooks	Chairman and Chief Executive Officer and Director (principal executive officer)	March 12, 2002
/s/ DAVID P. HEINTZMAN David P. Heintzman	President and Director	March 12, 2002
/s/ NANCY B. DAVIS Nancy B. Davis	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 12, 2002
/s/ JAMES E. CARRICO James E. Carrico	Director	March 12, 2002
/s/ JACK M. CROWNER Jack M. Crowner	Director	March 12, 2002
/s/ CHARLES R. EDINGER, III Charles R. Edinger, III	Director	March 12, 2002
/s/ CARL T. FISCHER, JR. Carl T. Fischer, Jr.	Director	March 12, 2002
/s/ STANLEY A. GALL, M.D. Stanley A. Gall, M.D.	Director	March 12, 2002
/s/ BRUCE P. MADISON Bruce P. Madison	Director	March 12, 2002
/s/ JEFFERSON T. MCMAHON Jefferson T. McMahon	Director	March 12, 2002
/s/ NICHOLAS X. SIMON Nicholas X. Simon	Director	March 12, 2002
/s/ NORMAN TASMAN Norman Tasman	Director	March 12, 2002
/s/ KATHY C. THOMPSON Kathy C. Thompson	Executive Vice President and Director	March 12, 2002

Index to Exhibits

Exhibit Number
3.1		Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988.
3.2		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989.
3.3		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.
3.4		Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.
3.5		Bylaws of Bancorp, as amended, currently in effect.
10.1	*	S.Y. Bancorp, Inc. Stock Option Plan as amended.
10.2	*	Stock Yards Bank &Trust Company Senior Officers Security Plan adopted December 23, 1980.
10.3	*	Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors.
10.4	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.
10.5	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.
10.6	*	Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
10.7	*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan.
10.8	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.
10.9	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman.
10.10	*	Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and Kathy C. Thompson.
10.11	*	Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.
10.12	*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan.
21		Subsidiaries of the Registrant.
23		Independent Auditors' Consent.

*
Indicates matters related to executive compensation.

QuickLinks

Documents Incorporated by Reference
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