Form 10-Q
period 2002-03-31
S Y BANCORP INC
filed 2002-05-14
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

Common Stock, no par value — 6,711,517

shares issued and outstanding at May 2, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

-                        Unaudited Consolidated Balance Sheets
March 31, 2002 and December 31, 2001

-                        Unaudited Consolidated Statements of Income
for the three months ended March 31, 2002 and 2001

-                        Unaudited Consolidated Statements of Cash Flows
for the three months ended March 31, 2002 and 2001

-                        Unaudited Consolidated Statement of Changes in Stockholders’
Equity for the three months ended March 31, 2002

-                        Unaudited Consolidated Statement of Comprehensive Income
for the three months ended March 31, 2002 and 2001

-                        Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

(In thousands, except share data)

	March 31,	December 31,
Assets	2002	2001
Cash and due from banks	$37,334	29,803
Federal funds sold	42,307	218
Mortgage loans held for sale	6,245	13,963
Securities available for sale (amortized cost $94,147 in 2002 and $75,563 in 2001)	94,998	76,884
Securities held to maturity (approximate fair value $12,193 in 2002 and $14,174 in 2001)	11,943	13,878

Loans	778,158	777,441
Less allowance for loan losses	11,213	10,965
Net loans	766,945	766,476

Premises and equipment	19,678	19,421
Accrued interest receivable and other assets	18,329	16,650

Total assets	$997,779	937,293

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$122,963	118,165
Interest bearing	710,882	635,386
Total deposits	833,845	753,551

Securities sold under agreements to repurchase and federal funds purchased	56,000	79,031
Other short-term borrowings	1,171	1,880
Accrued interest payable and other liabilities	11,673	10,877
Long-term debt	270	270
Long-term debt — trust preferred securities	20,000	20,000
Total liabilities	922,959	865,609
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,705,081 and 6,672,294 shares issued and outstanding in 2002 and 2001, respectively	5,820	5,711
Surplus	14,840	14,404
Retained earnings	53,822	50,924
Accumulated other comprehensive income	338	645
Total stockholders’ equity	74,820	71,684

Total liabilities and stockholders’ equity	$997,779	937,293

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended March 31, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
Interest income:
Loans	$14,160	14,946
Federal funds sold	66	256
Mortgage loans held for sale	85	55
U.S. Treasury and Federal agencies	845	917
Obligations of states and political subdivisions	298	294
Total interest income	15,454	16,468
Interest expense:
Deposits	5,005	7,685
Securities sold under agreements to repurchase and federal funds purchased	278	579
Other short-term borrowings	9	16
Long-term debt	3	40
Long-term debt — trust preferred securities	450	—
Total interest expense	5,745	8,320
Net interest income	9,709	8,148
Provision for loan losses	900	800
Net interest income after provision for loan losses	8,809	7,348
Non-interest income:
Investment management and trust services	2,042	1,690
Service charges on deposit accounts	1,670	1,581
Gains on sales of mortgage loans held for sale	381	367
Other	880	732
Total non-interest income	4,973	4,370
Non-interest expenses:
Salaries and employee benefits	4,831	4,360
Net occupancy expense	478	474
Furniture and equipment expense	724	603
Other	2,224	1,803
Total non-interest expenses	8,257	7,240
Income before income taxes	5,525	4,478
Income tax expense	1,822	1,439

Net income	$3,703	3,039

Net income per share:
Basic	$0.55	0.46
Diluted	$0.53	0.44
Average common shares outstanding
Basic	6,690,135	6,645,069
Diluted	6,943,826	6,836,604

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the three months ended March 31, 2002 and 2001

(In thousands)

	2002	2001
Operating activities:
Net income	$3,703	3,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	800
Depreciation, amortization and accretion, net	483	464
Gains on sales of mortgage loans held for sale	(381)	(367)
Origination of mortgage loans held for sale	(23,335)	(18,187)
Proceeds from sale of mortgage loans held for sale	31,434	15,277
Gain on the sale of other real estate	(12)	—
Income tax benefit of stock options exercised	38	36
Decrease (increase) in accrued interest receivable and other assets	(1,931)	1,798
Increase in accrued interest payable and other liabilities	792	1,624
Net cash provided by operating activities	11,691	4,484
Investing activities:
Net decrease (increase) in federal funds sold	(42,089)	9,176
Purchases of securities available for sale	(19,526)	(15,073)
Proceeds from maturities of securities available for sale	907	12,485
Proceeds from maturities of securities held to maturity	1,965	776
Net increase in loans	(1,017)	(28,761)
Purchases of premises and equipment	(735)	(560)
Proceeds from sales of other real estate	75	—
Net cash used by investing activities	(60,420)	(21,957)
Financing activities:
Net increase in deposits	80,294	12,668
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(23,031)	(4,439)
Net decrease in other short-term borrowings	(709)	(1,649)
Issuance of common stock for options and dividend reinvestment plan	507	149
Common stock repurchases	—	(220)
Cash dividends paid	(801)	(663)
Net cash provided by financing activities	56,260	5,846
Net (decrease) increase in cash and cash equivalents	7,531	(11,627)
Cash and cash equivalents at beginning of period	29,803	44,597
Cash and cash equivalents at end of period	$37,334	32,970
Supplemental cash flow information:
Income tax payments	$—	—
Cash paid for interest	$5,750	8,355

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2002

(In thousands, except share and per share data)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Number of Shares	Amount
						Total

Balance December 31, 2001	6,672,294	$5,711	$14,404	$50,924	$645	$71,684

Net income	—	—	—	3,703	—	3,703
Change in other comprehensive income (loss), net of tax	—	—	—	—	(307)	(307)

Shares issued for stock options exercised and dividend reinvestment plan	32,787	109	436	—	—	545

Cash dividends declared, $0.12 per share	—	—	—	(805)	—	(805)

Shares repurchased	—	—	—	—	—	—

Balance March 31, 2002	6,705,081	$5,820	$14,840	$53,822	$338	$74,820

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2002 and 2001

(In thousands)

	2002	2001

Net income	$3,703	3,039
Other comprehensive income (loss), net of tax:
Unrealized holding gains (loss) on securities available for sale arising during the period	(307)	594
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive income (loss)	(307)	594

Comprehensive income	$3,396	3,633

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2001 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the quarter ended March 31, 2002 are not necessarily indicative of the results for the entire year.

       (2)         Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001, follows:

	Three Months Ended March 31
(In thousands)	2002	2001

Beginning balance	$10,965	9,331
Provision for loan losses	900	800
Loans charged off	(694)	(303)
Recoveries	42	61

Total	$11,213	9,889

(3)         Long-term Debt — Trust Preferred Securities

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

(4)             Intangible Assets

                            Bancorp adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), effective January 1, 2002.  This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.  As required by SFAS No. 142, the results for the first quarter of 2001 have not been restated.  The amount of goodwill amortization included in net income for the three months ended March 31, 2001 was $17,000.

(5)             Net Income Per Share

The following table reflects, for the three month periods ended March 31, 2002 and 2001, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months
	Ended March 31
	2002	2001

Net income, basic and diluted	$3,703	3,039

Average shares outstanding	6,690	6,645
Effect of dilutive securities	254	192

Average shares outstanding including dilutive securities	6,944	6,837

Net income per share, basic	$0.55	0.46
Net income per share, diluted	$0.53	0.44

(6)             Segments

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.  Principally, all of the net assets of Bancorp are involved in the commercial and retail banking segment.

Selected financial information by business segment for the three months ended March 31, 2002 and 2001 follows:

	Three Months Ended March 31
(In thousands)	2002	2001

Net interest income:
Commercial and retail banking	$9,594	8,018
Investment management and trust	10	14
Mortgage banking	105	116

Total	$9,709	8,148

Non-interest income:
Commercial and retail banking	$2,191	2,079
Investment management and trust	2,290	1,818
Mortgage banking	492	473

Total	$4,973	4,370

Net income:
Commercial and retail banking	$3,064	2,451
Investment management and trust	595	468
Mortgage banking	44	120

Total	$3,703	3,039

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three months ended March 31, 2002 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2002 compared to December 31, 2001.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, Bancorp makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

We have identified the accounting policy related to the allowance for loan losses and the related provision for loan losses as critical to the understanding of Bancorp’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  The impact and any associated risks related to these policies on our business operations are discussed in the “Provision for Loan Losses” section below.

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

(a)               Results Of Operations

Net income of $3,703,000 for the three months ended March 31, 2002 increased $664,000 or 21.8% from $3,039,000 for the comparable 2001 period.  Basic net income per share was $0.55 for the first quarter of 2002, an increase of 19.6% from the $0.46 for the same period in 2001.  Net income on a diluted basis was $0.53 for the first quarter of 2002 compared to $0.44 for the first quarter of 2001.  This represents a 20.5% increase.  Return on average assets and return on average stockholders’ equity were 1.58% and 20.35%, respectively, for the first quarter of 2002, compared to 1.47% and 19.84%, respectively, for the same period in 2001.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended March 31

(Dollars in thousands)	2002	2001

Interest income	$15,454	16,468
Tax equivalent adjustment	159	129

Interest income, tax equivalent basis	15,613	16,597

Total interest expense	5,745	8,320

Net interest income, tax equivalent basis (1)	$9,868	8,277

Net interest spread (2), annualized	4.00%	3.52%
Net interest margin (3), annualized	4.49%	4.26%

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

Fully taxable equivalent net interest income of $9,868,000 for the three months ended March 31, 2002 increased $1,591,000 or 19.2% from $8,277,000 when compared to the same period last year.  Net interest spread and net interest margin were 4.00% and 4.49%, respectively, for the first quarter of 2002 and 3.52% and 4.26%, respectively, for the first quarter of 2001.  The increase in net interest spread and margin can be attributed to the falling costs of interest bearing deposits.  While rates on transaction accounts adjust promptly as prevailing interest rates change, rates on time deposits often do not change until the time deposit matures.  Higher cost time deposits matured in the fourth quarter of 2001 and renewed at significantly lower rates.  During the remainder of 2002, management expects stabilization in Bancorp’s net interest margin, assuming no severe movements in interest rates.

Average earning assets increased $104,075,000, or 13.2% to $891,432,000 for the first quarter of 2002 compared to 2001, reflecting strong growth in both loans and securities.  Average interest bearing liabilities increased $79,006,000 or 11.8% to $750,044,000 for the first quarter of 2002 compared to 2001 primarily due to increases in interest bearing deposits and the issuance of trust preferred securities in June 2001.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The March 31, 2002 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis
	Net Interest Income Change	Net Income Change

Increase 200bp	5.18%	9.12%
Increase 100bp	3.08	6.57
Decrease 100bp	(2.93)	(5.16)
Decrease 200bp	(2.78)	(4.91)

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors.  Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay.

An analysis of the changes in the allowance for loan losses and thus, the provision for loan losses follow:

	Three Months Ended March 31
(Dollars in thousands)	2002	2001

Balance at the beginning of the period	$10,965	9,331
Provision for loan losses	900	800
Loan charge-offs, net of recoveries	(652)	(242)

Balance at the end of the period	$11,213	9,889

Average loans, net of unearned income	$776,978	678,042

Provision for loan losses to average loans (1)	0.47%	0.48%

Net loan charge-offs (recoveries) to average loans (1)	0.34%	0.14%

Allowance for loan losses to average loans	1.44%	1.46%
Allowance for loan losses to period-end loans	1.44%	1.43%

(1) Amounts annualized

The increase in charge-offs can be primarily attributed to the ongoing resolution of non-performing loans.  As non-performing relationships proceed towards a final settlement, more accurate information regarding Bancorp’s loss may come to light and further charge-offs may occur.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three  months ended March 31, 2002 and 2001.

	Three Months Ended March 31
(In thousands)	2002	2001

Non-interest income:
Investment management and trust services	$2,042	1,690
Service charges on deposit accounts	1,670	1,581
Gains on sales of mortgage loans held for sale	381	367
Other	880	732

Total non-interest income	$4,973	4,370

Non-interest expenses:
Salaries and employee benefits	4,831	4,360
Net occupancy expense	478	474
Furniture and equipment expense	724	603
Other	2,224	1,803

Total non-interest expenses	$8,257	7,240

Non-interest income increased $603,000, or 13.8%, for the first quarter of 2002, compared to the same period in 2001.

Investment management and trust services income increased $352,000 or 20.8% in the first quarter of 2002, as compared to the same period in 2001. Trust assets under management at March 31, 2002 were $1.22 billion, compared to $1.18 billion at December 31, 2001 and $1.00 billion at March 31, 2001.  Trust assets are expressed in terms of market value.  While total trust assets have been affected by negative equity markets over the past year, these decreases have been mitigated by the addition of new accounts and a favorable mix of account assets.

Service charges on deposit accounts increased $89,000 or 5.6% in the first quarter of 2002 as compared to the same period in 2001.  Growth in service charges on deposit accounts is primarily due to increased account volumes.  Opening new branch offices and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income.

Gains on sales of mortgage loans were $381,000 in the first quarter of 2002 compared to $367,000 in 2001.  The Bank operates a mortgage banking company, which originates residential mortgage loans and sells the loans in the secondary market.

No gains on sales of securities occurred in 2001 or 2000.

Other non-interest income increased $148,000 or 20.2% in the first quarter of 2002 compared to 2001.  Numerous factors contributed to this increase; the most significant was an approximate $119,000 increase in brokerage fees.  A new group of brokers joined the Bank in mid-2001 and as a result, activity levels have improved.  Brokerage income has significantly increased, despite weak equity market performance.

Non-interest expenses increased $1,017,000 or 14.0% for the first quarter of 2002 as compared to the same period in 2001.  Salaries and employee benefits increased $471,000, or 10.8%, for the first quarter of 2002 compared to the same periods in 2001.  This increase arose in part from regular salary increases.  Employees continue to be added to support the Bank’s growth.  The Bank had 350 full time equivalent employees as of March 31, 2002 and 334 full time equivalents as of March 31, 2001.  Net occupancy expense increased $4,000 or 0.8% in the first quarter of 2002 as compared to 2001.  Furniture and equipment expense increased $121,000 or 20.1% for the first quarter of 2002 compared to 2001.  This increase was primarily due to increases in depreciation related to a new phone system and computer upgrades made during the past year.  Other non-interest expenses increased $421,000 or 23.3% in the first quarter of 2002 as compared to 2001.  These increases can be attributed to several factors.  The biggest contributors include an approximate $90,000 increase in the marketing and advertising expenses related to a new personal checking product and an approximate $60,000 increase to the Bank’s state franchise tax which is primarily based on regulatory capital levels.  There was also an approximate $40,000 increase in legal fees.  The legal fees were not related to any one specific item; rather these related to an overall increase in the level of business activity.

Income Taxes

Bancorp had income tax expense of $1,822,000 for the first three months of 2002, compared to $1,439,000 for the same period in 2001.  The effective rate for each three month period was 33.0% in 2002 and 32.1% in 2001.

(b)               Financial Condition

Balance Sheet

Total assets increased $60,486,000 from $937,293,000 on December 31, 2001 to $997,779,000 on March 31, 2002. Average assets for the first three months of 2002 were $948,169,000.  Total assets at March 31, 2002 increased $134,380,000 from March 31, 2001, representing a 15.6% increase.  Total liabilities increased $57,350,000 from $865,609,000 on December 31, 2001 to $922,959,000 on March 31, 2002.  Average liabilities for the first three months of 2002 were $761,514,000.  Total liabilities at March 31, 2002 increased $122,715,000 from March 31, 2001, representing a 15.3% increase.

Since year end, federal funds sold have increased approximately $42,089,000 and investments available for sale increased $18,114,000.  The increases were funded primarily through the $80,294,000 increase in deposits and offset by the $23,031,000 decrease in securities sold under repurchase agreements and federal funds purchased. Loan growth was minimal during the quarter, but is expected to accelerate during the remainder of the year as the economy begins to recover from its sluggish performance in 2001.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $5,184,000 and loans past due over 90 days of $727,000, totaled $5,911,000 at March 31, 2002.  Non-performing loans were $5,121,000 at December 31, 2001. This represents 0.76% of total loans at March 31, 2002 compared to 0.66% at December 31, 2001.  The increase in non-performing loans was primarily related to one commercial credit placed on non-accrual status during the quarter.  Bancorp has fully provided for its estimated loss exposure related to this relationship.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $5,983,000 at March 31, 2002 and $5,184,000 at December 31, 2001.  This represents 0.60% of total assets at March 31, 2002 compared to 0.55% at December 31, 2001.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At March 31, 2002, the Bank may pay up to $25,205,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the quarter, the Bank paid no dividends to Bancorp.  Bancorp had sufficient cash balances to pay the quarterly dividend to shareholders without funding from the Bank.

(d)               Capital Resources

At March 31, 2002, stockholders’ equity totaled $74,820,000, an increase of $3,136,000 since December 31, 2001.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes,  was $338,000 at March 31, 2002 and $645,000 at December 31, 2001.  The change since year end is a reflection of the effect of maturities of higher rate securities and the purchase of new securities at lower rates on the valuation of the Bank’s portfolio of securities available for sale.  As interest rates fell in 2001, the Bank’s bond portfolio has increased in value.  Now, as older, higher yielding securities mature and are replaced with securities at the current market rates, the unrealized gain on securities has diminished.

Bancorp issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001.  The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were and will be used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allow for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At March 31, 2002, Bancorp’s tier 1, total risk based capital and leverage ratios were 12.18%, 13.47% and 9.87%, respectively, compared to 11.85%, 13.14%, and 9.69% as of December 31, 2001.  These ratios exceed the minimum required by regulators to be well capitalized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is include in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part II — Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	May 10, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	May 10, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	May 10, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer