Form 10-Q
period 2002-06-30
S Y BANCORP INC
filed 2002-08-13
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                .

Commission file number 1-13661

S. Y. BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, no par value – 6,723,631

Shares issued and outstanding at August 13, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

–	Unaudited Consolidated Balance Sheets June 30, 2002 and December 31, 2001

–	Unaudited Consolidated Statements of Income for the three months ended June 30, 2002 and 2001

–	Unaudited Consolidated Statements of Income for the six months ended June 30, 2002 and 2001

–	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

–	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2002

–	Unaudited Consolidated Statements of Comprehensive Income for the three months ended June 30, 2002 and 2001

–	Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2002 and 2001

–	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

(In thousands, except share data)

	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$35,087	29,803
Federal funds sold	6,121	218
Mortgage loans held for sale	5,219	13,963
Securities available for sale (amortized cost $88,341 in 2002 and $75,563 in 2001)	91,051	76,884
Securities held to maturity (approximate fair value $11,458 in 2002 and $14,174 in 2001)	11,024	13,878
Loans	800,396	777,441
Less allowance for loan losses	11,565	10,965
Net loans	788,831	766,476

Premises and equipment	20,649	19,421
Accrued interest receivable and other assets	16,857	16,650

Total assets	$974,839	937,293

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$122,514	118,165
Interest bearing	691,678	635,386
Total deposits	814,192	753,551

Securities sold under agreements to repurchase and federal funds purchased	46,018	79,031
Other short-term borrowings	3,979	1,880
Accrued interest payable and other liabilities	11,023	10,877
Long-term debt	240	270
Long-term debt - trust preferred securities	20,000	20,000
Total liabilities	895,452	865,609
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,721,791 and 6,672,294 shares issued and outstanding in 2002 and 2001, respectively	5,876	5,711
Surplus	15,336	14,404
Retained earnings	56,613	50,924
Accumulated other comprehensive income	1,562	645
Total stockholders’ equity	79,387	71,684

Total liabilities and stockholders’ equity	$974,839	937,293

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended June 30, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
Interest income:
Loans	$14,350	15,010
Federal funds sold	111	275
Mortgage loans held for sale	72	115
U.S. Treasury and Federal agencies	957	900
Obligations of states and political subdivisions	294	303
Total interest income	15,784	16,603
Interest expense:
Deposits	5,141	7,411
Securities sold under agreements to repurchase and federal funds purchased	204	413
Other short-term borrowings	4	18
Long-term debt	2	107
Long-term debt - trust preferred securities	450	150
Total interest expense	5,801	8,099
Net interest income	9,983	8,504
Provision for loan losses	1,100	1,075
Net interest income after provision for loan losses	8,883	7,429
Non-interest income:
Investment management and trust services	2,021	1,890
Service charges on deposit accounts	1,861	1,802
Gains on sales of mortgage loans held for sale	472	477
Other	789	682
Total non-interest income	5,143	4,851
Non-interest expenses:
Salaries and employee benefits	4,881	4,301
Net occupancy expense	516	446
Furniture and equipment expense	797	581
Other	2,365	2,039
Total non-interest expenses	8,559	7,367
Income before income taxes	5,467	4,913
Income tax expense	1,803	1,561

Net income	$3,664	3,352

Net income per share:
Basic	$0.55	0.50
Diluted	$0.52	0.49
Average common shares:
Basic	6,712,352	6,656,341
Diluted	6,987,378	6,909,938

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the six months ended June 30, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
Interest income:
Loans	$28,510	29,956
Federal funds sold	177	531
Mortgage loans held for sale	157	170
U.S. Treasury and Federal agencies	1,802	1,817
Obligations of states and political subdivisions	592	597
Total interest income	31,238	33,071
Interest expense:
Deposits	10,146	15,096
Securities sold under agreements to repurchase and federal funds purchased	482	992
Other short-term borrowings	13	34
Long-term debt	5	147
Long-term debt - trust preferred securities	900	150
Total interest expense	11,546	16,419
Net interest income	19,692	16,652
Provision for loan losses	2,000	1,875
Net interest income after provision for loan losses	17,692	14,777
Non-interest income:
Investment management and trust services	4,063	3,580
Service charges on deposit accounts	3,531	3,383
Gains on sales of mortgage loans held for sale	853	844
Other	1,669	1,414
Total non-interest income	10,116	9,221
Non-interest expenses:
Salaries and employee benefits	9,712	8,661
Net occupancy expense	994	920
Furniture and equipment expense	1,521	1,184
Other	4,589	3,842
Total non-interest expenses	16,816	14,607
Income before income taxes	10,992	9,391
Income tax expense	3,625	3,000

Net income	$7,367	6,391

Net income per share:
Basic	$1.10	0.96
Diluted	$1.06	0.93
Average common shares:
Basic	6,701,305	6,650,736
Diluted	6,965,754	6,874,830

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the six months ended June 30, 2002 and 2001

(In thousands)

	2002	2001
Operating activities:
Net income	$7,367	6,391
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,000	1,875
Depreciation, amortization and accretion, net	1,015	899
Gains on sales of mortgage loans held for sale	(853)	(844)
Origination of mortgage loans held for sale	(49,924)	(48,912)
Proceeds from sale of mortgage loans held for sale	59,521	46,478
Loss on the sale of premises and equipment	16	—
Gain on the sale of other real estate	(4)	—
Income tax benefit of stock options exercised	283	30
Increase in accrued interest receivable and other assets	(1,389)	(61)
Increase (decrease) in accrued interest payable and other liabilities	73	(553)
Net cash provided by operating activities	18,105	5,303
Investing activities:
Net (increase) decrease in federal funds sold	(5,903)	15,520
Purchases of securities available for sale	(19,976)	(18,906)
Proceeds from maturities of securities available for sale	7,131	14,205
Proceeds from maturities of securities held to maturity	2,903	1,812
Net increase in loans	(23,988)	(54,698)
Purchases of premises and equipment	(2,241)	(1,939)
Proceeds from sales of other real estate	347	—
Net cash used by investing activities	(41,727)	(44,006)
Financing activities:
Net increase in deposits	60,641	17,348
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(33,013)	(8,699)
Net increase in other short-term borrowings	2,099	1,917
Repayments of long-term debt	(30)	(1,800)
Net proceeds from long-term debt - trust preferred securities	—	20,000
Issuance of common stock for options and dividend reinvestment plan	814	323
Common stock repurchases	—	(220)
Cash dividends paid	(1,605)	(1,396)
Net cash provided by financing activities	28,906	27,473
Net increase (decrease) in cash and cash equivalents	5,284	(11,230)
Cash and cash equivalents at beginning of period	29,803	44,597
Cash and cash equivalents at end of period	$35,087	33,367
Supplemental cash flow information:
Income tax payments	$3,800	3,700
Cash paid for interest	$11,605	16,278

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2002

(In thousands, except share and per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount

Balance December 31, 2001	6,672,294	$5,711	$14,404	$50,924	$645	$71,684

Net income	—	—	—	7,367	—	7,367

Change in other comprehensive income, net of tax	—	—	—	—	917	917

Shares issued for stock options exercised and employee benefit plans	49,497	165	932	—	—	1,097

Cash dividends, $0.25 per share	—	—	—	(1,678)	—	(1,678)

Balance June 30, 2002	6,721,791	$5,876	$15,336	$56,613	$1,562	$79,387

See accompanying notes to unaudited consolidated financial statements.

S.Y.BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended June 30, 2002 and 2001

(In thousands)

	2002	2001

Net income	$3,664	3,352
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,224	(27)

Other comprehensive income (loss)	1,224	(27)

Comprehensive income	$4,888	3,325

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the six months ended June 30, 2002 and 2001

(In thousands)

	2002	2001

Net income	$7,367	6,391
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	917	567

Other comprehensive income	917	567

Comprehensive income	$8,284	6,958

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)                                 Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiaries reflect all adjustments (consisting only of adjustments of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I.  All significant intercompany transactions have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2001 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year.

(2)                                 Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows:

(In thousands)	2002	2001

Beginning balance	$10,965	9,331
Provision for loan losses	2,000	1,875
Loans charged off	(1,478)	(1,133)
Recoveries	78	147

Ending balance	$11,565	10,220

(3)                                 Long-term Debt – Trust Preferred Securities

On June 1, 2001, S.Y. Bancorp Capital Trust I (Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (Securities) which will mature on June 30, 2031, but prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  The principal asset of the Trust is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all of the common securities of the Trust.

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

(4)                                 Intangible Assets

Bancorp adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), effective January 1, 2002.  This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.  As prohibited by SFAS No. 142, the results for the three and six month periods ended June 30, 2001, have not been restated.  The amount of goodwill amortization included in net income for the three and six month periods ended June 30, 2001 was $17,000 and $34,000, respectively.

(5)                                 Net Income Per Share

The following table reflects, for the three and six months periods ended June 30, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net income, basic and diluted	$3,664	3,352	7,367	6,391

Average shares outstanding	6,712	6,656	6,701	6,651
Effect of dilutive securities	275	254	265	224

Average shares outstanding including dilutive securities	6,987	6,910	6,966	6,875

Net income per share, basic	$0.55	0.50	1.10	0.96
Net income per share, diluted	$0.52	0.49	1.06	0.93

(6)                                 Segments

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

Selected financial information by business segment for the three and six months ended June 30 follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2002	2001	2002	2001

Net interest income:
Commercial and retail banking	$9,846	8,409	19,440	16,434
Investment management and trust	15	(10)	25	4
Mortgage banking	122	105	227	214

Total	$9,983	8,504	19,692	16,652

Non-interest income:
Commercial and retail banking	$2,363	2,270	4,554	4,334
Investment management and trust	2,196	1,934	4,486	3,752
Mortgage banking	584	647	1,076	1,135

Total	$5,143	4,851	10,116	9,221

Net income:
Commercial and retail banking	$2,966	2,668	6,053	5,103
Investment management and trust	543	546	1,115	1,016
Mortgage banking	155	138	199	272

Total	$3,664	3,352	7,367	6,391

Principally, all of the net assets of Bancorp are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three and six months ended June 30, 2002 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2002 compared to December 31, 2001.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

(a)               Results Of Operations

Net income of $3,664,000 for the three months ended June 30, 2002 increased $312,000 or 9.3% from $3,352,000 for the comparable 2001 period.  Basic net income per share was $0.55 for the second quarter of 2002, an increase of 10.0% from the $0.50 for the same period in 2001.  Net income on a diluted basis was $0.52 for the second quarter of 2002 compared to $0.49 for the second quarter of 2001.  This represents a 6.1% increase.  Return on average assets and return on average stockholders’ equity were 1.50% and 19.05%, respectively, for the second quarter of 2002, compared to 1.55% and 21.06%, respectively, for the same period in 2001.

Net income of $7,367,000 for the six months ended June 30, 2002 increased $976,000 or 15.3% from $6,391,000 in the comparable 2001 period.  Basic net income per share was $1.10 for the first six months of 2002, compared to $0.96, representing an increase of 14.6% from the same period in 2001.  Net income on a diluted basis was $1.06 for the first six months of 2002 compared to $0.93 for the first six months of 2001. This represents a 14.0% increase.  Return on average assets and return on average stockholders’ equity were 1.54% and 19.68%, respectively, for the first six months of 2002, compared to 1.50% and 20.35%, respectively, for the same period in 2001.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2002	2001	2002	2001

Interest income	$15,784	16,603	31,238	33,071
Tax equivalent	162	147	321	276

Interest income, tax equivalent basis	15,946	16,750	31,559	33,347

Total interest expense	5,801	8,099	11,546	16,419

Net interest income, tax equivalent basis (1)	$10,145	8,651	20,013	16,928

Net interest spread (2), annualized	3.92%	3.54%	3.96%	3.51%
Net interest margin (3), annualized	4.41%	4.24%	4.45%	4.23%

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

Fully taxable equivalent net interest income of $10,145,000 for the three months ended June 30, 2002 increased $1,494,000 or 17.3% from $8,651,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.92% and 4.41%, respectively, for the second quarter of 2002 and 3.54% and 4.24%, respectively, for the second quarter of 2001.

Fully taxable equivalent net interest income of $20,013,000 for the six months ended June 30, 2002 increased $3,085,000 or 18.2% from the same period last year.  Net interest spread and net interest margin were 3.96% and 4.45%, respectively, for the first six months of 2002 and 3.51% and 4.23%, respectively, for the first six months of 2001.  For the year to date period, the increase in net interest margin was primarily a result of the rate decline in interest bearing liabilities exceeding the rate decline in interest earning assets.

Looking forward, management expects net interest margin to be lower by 10 to 15 basis points by the end of the year.  The margin peaked in the first quarter of 2002 as higher rate certificates of deposit matured and renewals were at significantly lower rates.  Additionally, average rates on loan balances have declined as higher rate loans mature.  Management is contemplating a transaction in the second half of 2002 that would have a positive impact on net income, but could lower net interest margin further.  This transaction involves transferring customer money market accounts related to trust accounts currently held at a third party institution into the Bank's money market product.  A 2002 change in Kentucky statutes allows trust deposits to be held at the Bank in interest bearing accounts as long as certain conditions are met.  This transaction could add approximately $55 million in interest bearing deposits.

Average earning assets increased $99,866,000, or 12.4% to $907,512,000 for the first six months of 2002 compared to the first six months of 2001, reflecting continued growth in the loan portfolio.  Average interest bearing liabilities increased $74,390,000 or 10.8% to $761,619,000 for the first six months of 2002 compared to 2001 primarily due to increases in interest bearing deposits.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The June 30, 2002 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change

Increase 200bp	7.79%	13.68%
Increase 100bp	3.90	6.85
Decrease 100bp	(3.87)	(6.80)
Decrease 200bp	(5.76)	(10.12)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:

	Six Months Ended June 30
(Dollars in thousands)	2002	2001

Balance at the beginning of the period	$10,965	9,331
Provision for loan losses	2,000	1,875
Loan charge-offs, net of recoveries	(1,400)	(986)

Balance at the end of the period	$11,565	10,220

Average loans, net of unearned income	$783,967	692,879

Provision for loan losses to average loans (1)	0.51%	0.55%

Net loan charge-offs to average loans (1)	0.36%	0.29%

Allowance for loan losses to average loans	1.48%	1.48%
Allowance for loan losses to period-end loans	1.44%	1.42%

(1) Amounts annualized

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2002 and 2001.

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Non-interest income:
Investment management and trust services	$2,021	1,890	4,063	3,580
Service charges on deposit accounts	1,861	1,802	3,531	3,383
Gains on sales of mortgage loans held for sale	472	477	853	844
Other	789	682	1,669	1,414

Total non-interest income	$5,143	4,851	10,116	9,221

Non-interest expenses:
Salaries and employee benefits	4,881	4,301	9,712	8,661
Net occupancy expense	516	446	994	920
Furniture and equipment expense	797	581	1,521	1,184
Other	2,365	2,039	4,589	3,842

Total non-interest expenses	$8,559	7,367	16,816	14,607

Non-interest income increased $292,000, or 6.0%, for the second quarter of 2002, compared to the same period in 2001.  Non-interest income increased $895,000 or 9.7% for the first six months of 2002 compared to the same period of 2001.

Investment management and trust services income increased $131,000 or 6.9% in the second quarter of 2002, as compared to the same period in 2001.  Investment management and trust services income increased $483,000 or 13.5% in the first six months of 2002 as compared to the same period in 2001. Trust assets under management at June 30, 2002 were $1.17 billion, down 0.9% from $1.18 billion at December 31, 2001 and up 5.5% from $1.11 billion at June 30, 2001.  Trust assets are expressed in terms of market value.  While total trust assets have been affected by negative equity markets, these decreases have been mitigated by the addition of new accounts.

Service charges on deposit accounts increased $59,000 or 3.3% in the second quarter of 2002 and $148,000 or 4.4% in the first six months of 2002 as compared to the same periods in 2001.  Growth in service charges on deposits has slowed compared to prior periods.  An overdraft service was added in 2000 that initially added significantly to overall fees.  The majority of the Bank’s retail checking customers now have been offered this service and growth going forward will be more moderate.

Gains on sales of mortgage loans were $472,000 in the second quarter of 2002 and $853,000 in the first six months of 2002 compared to $477,000 and $844,000, respectively, in 2001.  The Bank operates a mortgage banking company that originates residential mortgage loans and sells the loans, servicing released, in the secondary market.

Other non-interest income increased $107,000 or 15.7% in the second quarter of 2002 and $255,000 or 18.0% in the first six months of 2002 compared to 2001.  Numerous factors contributed to this increase, including (year to date) approximately $78,000 from check card income and approximately $250,000 related to brokerage income.  A new group of brokers joined the Bank in mid-2001 and as a result, activity levels have improved.  These increases in non-interest income were offset somewhat by decreases in a variety of accounts, none of which was individually material.

Non-interest expenses increased $1,192,000 or 16.2% for the second quarter of 2002 and $2,209,000 or 15.1% year to date 2002 as compared to the same periods in 2001.  Salaries and employee benefits increased $580,000, or 13.5%, for the second quarter of 2002 and $1,051,000 or 12.1% year to date compared to the same periods in 2001.  These increases arose in part from regular salary increases and in part from the continued addition of new personnel to support the Bank’s growth.  The Bank had 353 full time equivalent employees as of June 30, 2002 and 329 full time equivalents as of June 30, 2001.  Net occupancy expense increased $70,000 or 15.7% in the second quarter of 2002 as compared to 2001, while it increased $74,000 or 8.0% on a year to date basis.  Most of the increase in the second quarter of 2002 can be attributed to maintenance work related to the branch network.  Furniture and equipment expense increased $216,000 for the second quarter of 2002 and $337,000 for the year to date period 2002 compared to 2001.  This increase was primarily due to costs related to the installation of a new phone system and computer upgrades including the purchase of a new mainframe computer.  This new equipment represents a significant investment in the future growth of the Bank.  Other non-interest expenses increased $326,000 or 16.0% in the second quarter of 2002 and $747,000 or 19.4% year to date 2002 as compared to 2001.  These increases can be attributed to several factors.  The biggest contributors (year to date) include an approximate $225,000 increase in the marketing and advertising expenses primarily related to a new personal checking product introduced in 2001 and an approximate $181,000 increase to the Bank’s state franchise tax that is primarily based on regulatory capital levels.  There was also an approximate $64,000 increase in expenses related to the Bank’s automated teller machine  (ATM) network.  The remaining increase occurred in a variety of accounts, none of which was individually material.

Income Taxes

Bancorp had income tax expense of $3,625,000 for the first six months of 2002, compared to $3,000,000 for the same period in 2001.  The effective rate for each six month period was 33.0% in 2002 and 31.9% in 2001.  Income tax expense for the second quarter of 2002 was $1,803,000 versus $1,561,000 in 2001.  The respective effective tax rates were 33.0% for the second quarter of 2002 and 31.8% for the second quarter of 2001.

(b)     Financial Condition

Balance Sheet

Total assets increased $37,546,000 from $937,293,000 on December 31, 2001 to $974,839,000 on June 30, 2002. Average assets for the first six months of 2002 were $963,563,000.  Total assets at June 30, 2002 increased $88,671,000 from June 30, 2001, representing a 10.0% increase.  Total liabilities increased $29,843,000 from $865,609,000 on December 31, 2001 to $895,452,000 on June 30, 2002.  Average liabilities for the first six months of 2002 were $888,083,000.  Total liabilities at June 30, 2002 increased $75,198,000 from June 30, 2001, representing a 9.2% increase.

Since year end, loans have increased approximately $22,955,000 and securities have increased $11,313,000.  This growth has been funded primarily through the $60,641,000 increase in deposits and offset somewhat by the $33,013,000 decrease in securities sold under agreements to repurchase and federal funds purchased.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,533,000 and loans past due over 90 days of $1,325,000, totaled $5,858,000 at June 30, 2002.  Non-performing loans were $5,121,000 at December 31, 2001. This represents 0.73% of total loans at June 30, 2002 compared to 0.66% at December 31, 2001.  The increase in non-performing loans was primarily due to one commercial credit.  The Bank has fully reserved any anticipated loss exposure related to this relationship.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $5,995,000 at June 30, 2002 and $5,184,000 at December 31, 2001.  This represents 0.61% of total assets at June 30, 2002 compared to 0.55% at December 31, 2001.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2002, the Bank may pay up to $29,220,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the year, the Bank paid no dividends to Bancorp.  Bancorp had sufficient cash balances to pay the quarterly dividend to shareholders without funding from the Bank.

(d)               Capital Resources

At June 30, 2002, stockholders’ equity totaled $79,387,000, an increase of $7,703,000 since December 31, 2001.  Accumulated other comprehensive income that for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $1,562,000 at June 30, 2002 and $645,000 at December 31, 2001.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

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

At June 30, 2002, Bancorp’s tier 1, total risk based capital and leverage ratios were 12.59%, 13.88% and 9.90%, respectively, compared to 11.85%, 13.14%, and 9.69%, respectively, as of December 31, 2001.

(e)                Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS 145), that updates, clarifies and simplifies existing accounting pronouncements.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from the Extinguishment of Debt.”  SFAS also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for other certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.  It is anticipated that the financial impact of SFAS 145 will not have a material effect on the results of Bancorp or its operations.

In July 2002, FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), that requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 also establishes fair value as the objective for initial measurement of the liability.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  It is anticipated that the financial impact of SFAS 146 will not have a material effect on the results of Bancorp or its operations.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Information  required  by  this item  is  include in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part II – Other Information

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 6.             Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	August 13, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	August 13, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	August 13, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive
Vice President, Treasurer and
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly report of S.Y. Bancorp, Inc. on Form 10-Q for the period ending June 30, 2002 (the “Report”), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:  (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of S.Y. Bancorp, Inc. as of and for the periods presented in the Report.

Date:	August 13, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	August 13, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	August 13, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive
Vice President, Treasurer and
Chief Financial Officer