Form 10-Q
period 2002-09-30
S Y BANCORP INC
filed 2002-11-14
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Common Stock, no par value – 6,714,131

Shares issued and outstanding at November 11, 2002

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

•	Unaudited Consolidated Balance Sheets September 30, 2002 and December 31, 2001

•	Unaudited Consolidated Statements of Income for the three months ended September 30, 2002 and 2001

•	Unaudited Consolidated Statements of Income for the nine months ended September 30, 2002 and 2001

•	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

•	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2002

•	Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2002 and 2001

•	Unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2002 and 2001

•	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(In thousands, except share data)

	September 30, 2002	December 31, 2001
Assets

Cash and due from banks	$29,526	29,803
Federal funds sold	28,298	218
Mortgage loans held for sale	19,512	13,963
Securities available for sale (amortized cost $145,539 in 2002 and $75,563 in 2001)	152,535	76,884
Securities held to maturity (fair value of $10,913 in 2002 and $14,174 in 2001)	10,350	13,878
Loans	795,627	777,441
Less allowance for loan losses	11,530	10,965
Net loans	784,097	766,476

Premises and equipment	21,586	19,421
Accrued interest receivable and other assets	15,487	16,650

Total assets	$1,061,391	937,293

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$136,756	118,165
Interest bearing	752,405	635,386
Total deposits	889,161	753,551

Securities sold under agreements to repurchase and federal funds purchased	53,759	79,031
Other short-term borrowings	3,400	1,880
Accrued interest payable and other liabilities	11,624	10,877
Long-term debt	240	270
Long-term debt - trust preferred securities	20,000	20,000
Total liabilities	978,184	865,609
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,714,331 and 6,672,294 shares issued and outstanding in 2002 and 2001, respectively	5,872	5,711
Surplus	15,061	14,404
Retained earnings	59,825	50,924
Accumulated other comprehensive income	2,449	645
Total stockholders’ equity	83,207	71,684

Total liabilities and stockholders’ equity	$1,061,391	937,293

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended September 30, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
Interest income:
Loans	$14,376	15,052
Federal funds sold	176	100
Mortgage loans held for sale	145	87
U.S. Treasury and Federal agencies	942	939
Obligations of states and political subdivisions	288	307
Total interest income	15,927	16,485
Interest expense:
Deposits	4,985	6,840
Securities sold under agreements to repurchase and federal funds purchased	208	387
Other short-term borrowings	8	20
Long-term debt	2	6
Long-term debt - trust preferred securities	450	445
Total interest expense	5,653	7,698
Net interest income	10,274	8,787
Provision for loan losses	1,150	900
Net interest income after provision for loan losses	9,124	7,887
Non-interest income:
Investment management and trust services	2,002	1,857
Service charges on deposit accounts	1,908	1,758
Gains on sales of mortgage loans held for sale	1,024	435
Other	940	878
Total non-interest income	5,874	4,928
Non-interest expenses:
Salaries and employee benefits	5,198	4,481
Net occupancy expense	544	501
Furniture and equipment expense	737	637
Other	2,430	2,284
Total non-interest expenses	8,909	7,903
Income before income taxes	6,089	4,912
Income tax expense	2,001	1,380

Net income	$4,088	3,532

Net income per share:
Basic	$0.61	0.53
Diluted	$0.59	0.51
Average common shares:
Basic	6,725,507	6,669,089
Diluted	6,980,512	6,931,036

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the nine months ended September 30, 2002 and 2001

(In thousands, except share and per share data)

	2002	2001
Interest income:
Loans	$42,886	45,008
Federal funds sold	353	631
Mortgage loans held for sale	302	257
U.S. Treasury and Federal agencies	2,744	2,756
Obligations of states and political subdivisions	880	904
Total interest income	47,165	49,556
Interest expense:
Deposits	15,131	21,936
Securities sold under agreements to repurchase and federal funds purchased	690	1,379
Other short-term borrowings	21	54
Long-term debt	7	153
Long-term debt - trust preferred securities	1,350	595
Total interest expense	17,199	24,117
Net interest income	29,966	25,439
Provision for loan losses	3,150	2,775
Net interest income after provision for loan losses	26,816	22,664
Non-interest income:
Investment management and trust services	6,065	5,437
Service charges on deposit accounts	5,439	5,141
Gains on sales of mortgage loans held for sale	1,877	1,279
Other	2,762	2,370
Total non-interest income	16,143	14,227
Non-interest expenses:
Salaries and employee benefits	14,910	13,142
Net occupancy expense	1,538	1,421
Furniture and equipment expense	2,258	1,821
Other	7,172	6,204
Total non-interest expenses	25,878	22,588
Income before income taxes	17,081	14,303
Income tax expense	5,626	4,380

Net income	$11,455	9,923

Net income per share:
Basic	$1.71	1.49
Diluted	$1.64	1.44
Average common shares:
Basic	6,709,461	6,656,921
Diluted	6,970,707	6,893,838

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001

(In thousands)

	2002	2001
Operating activities:
Net income	$11,455	9,923
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,150	2,775
Depreciation, amortization and accretion, net	1,589	1,308
Gains on sales of mortgage loans held for sale	(1,877)	(1,279)
Origination of mortgage loans held for sale	(103,564)	(73,576)
Proceeds from sale of mortgage loans held for sale	99,892	71,569
Loss on the disposal of premises and equipment	91	—
Gain on the sale of other real estate	(4)	—
Income tax benefit of stock options exercised	327	145
(Increase) decrease in accrued interest receivable and other assets	(531)	862
Increase in accrued interest payable and other liabilities	672	827
Net cash provided by operating activities	11,200	12,554
Investing activities:
Net (increase) decrease in federal funds sold	(28,080)	26,498
Purchases of securities available for sale	(87,610)	(23,753)
Proceeds from maturities of securities available for sale	14,605	17,967
Proceeds from maturities of securities held to maturity	3,576	2,426
Net increase in loans	(20,350)	(93,862)
Purchases of premises and equipment	(3,805)	(2,966)
Proceeds from sales of other real estate	347	—
Net cash used by investing activities	(121,317)	(73,690)
Financing activities:
Net increase in deposits	135,610	31,832
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(25,272)	1,039
Net increase in other short-term borrowings	1,520	1,739
Repayments of long-term debt	(30)	(1,830)
Net proceeds from long-term debt - trust preferred securities	—	18,944
Issuance of common stock for options and dividend reinvestment plan	928	491
Common stock repurchases	(437)	(512)
Cash dividends paid	(2,479)	(2,129)
Net cash provided by financing activities	109,840	49,574
Net decrease in cash and cash equivalents	(277)	(11,562)
Cash and cash equivalents at beginning of period	29,803	44,597
Cash and cash equivalents at end of period	$29,526	33,035
Supplemental cash flow information:
Income tax payments	$5,550	4,900
Cash paid for interest	$17,166	24,172

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2002

(In thousands, except share and per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income
	Number of Shares	Amount				Total
Balance December 31, 2001	6,672,294	$5,711	$14,404	$50,924	$645	$71,684

Net income	—	—	—	11,455	—	11,455

Change in other comprehensive income, net of tax	—	—	—	—	1,804	1,804

Shares issued for stock options exercised and employee benefit plans	60,837	202	1,053	—	—	1,255

Cash dividends, $0.38 per share	—	—	—	(2,554)	—	(2,554)

Shares repurchased	(18,800)	(41)	(396)	—	—	(437)

Balance September 30, 2002	6,714,331	$5,872	$15,061	$59,825	$2,449	$83,207

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2002 and 2001

(In thousands)

	2002	2001

Net income	$4,088	3,532
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	887	827

Other comprehensive income	887	827

Comprehensive income	$4,975	4,359

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2002 and 2001

(In thousands)

	2002	2001

Net income	$11,455	9,923
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	1,804	1,394

Other comprehensive income	1,804	1,394

Comprehensive income	$13,259	11,317

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

Interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the entire year.

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows:

(In thousands)	2002	2001

Beginning balance	$10,965	9,331
Provision for loan losses	3,150	2,775
Loans charged off	(2,703)	(1,644)
Recoveries	118	181

Ending balance	$11,530	10,643

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

(4)           Intangible Assets

Bancorp adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), effective January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.  In accordance with SFAS No. 142, the results for the three and nine month periods ended September 30, 2001, have not been restated.  The amount of goodwill amortization included in net income for the three and nine month periods ended September 30, 2001 was $17,000 and $51,000, respectively.  Had goodwill not been amortized during 2001, there would be no effect on earnings per share, basic or diluted.

(5)           Net Income Per Share

The following table reflects, for the three and nine months periods ended September 30, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net income, basic and diluted	$4,088	3,532	11,455	9,923

Average shares outstanding	6,726	6,669	6,709	6,657
Effect of dilutive securities	255	262	262	237

Average shares outstanding including dilutive securities	6,981	6,931	6,971	6,894

Net income per share, basic	$0.61	0.53	1.71	1.49
Net income per share, diluted	$0.59	0.51	1.64	1.44

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

Selected financial information by business segment for the three and nine months ended September 30 follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2002	2001	2002	2001

Net interest income:
Commercial and retail banking	$10,083	8,654	29,523	25,088
Investment management and trust	32	13	57	17
Mortgage banking	159	120	386	334

Total	$10,274	8,787	29,966	25,439

Non-interest income:
Commercial and retail banking	$2,384	2,288	6,939	6,622
Investment management and trust	2,293	2,070	6,931	5,900
Mortgage banking	1,197	570	2,273	1,705

Total	$5,874	4,928	16,143	14,227

Net income:
Commercial and retail banking	$3,115	2,877	9,145	7,980
Investment management and trust	619	534	1,757	1,550
Mortgage banking	354	121	553	393

Total	$4,088	3,532	11,455	9,923

Principally, all of the net assets of Bancorp are involved in the commercial and retail banking segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three and nine months ended September 30, 2002 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2002 compared to December 31, 2001.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

(a)           Results Of Operations

Net income of $4,088,000 for the three months ended September 30, 2002 increased $556,000 or 15.7% from $3,532,000 for the comparable 2001 period.  Basic net income per share was $0.61 for the third quarter of 2002, an increase of 15.1% from the $0.53 for the same period in 2001.  Net income on a diluted basis was $0.59 for the third quarter of 2002 compared to $0.51 for the third quarter of 2001.  This represents a 15.7% increase.  Return on average assets and return on average stockholders’ equity were 1.60% and 19.85%, respectively, for the third quarter of 2002, compared to 1.57% and 20.50%, respectively, for the same period in 2001.

Net income of $11,455,000 for the nine months ended September 30, 2002 increased $1,532,000 or 15.4% from $9,923,000 in the comparable 2001 period.  Basic net income per share was $1.71 for the first nine months of 2002, compared to $1.49, representing an increase of 14.8% from the same period in 2001.  Net income on a diluted basis was $1.64 for the first nine months of 2002 compared to $1.44 for the first nine months of 2001. This represents a 13.9% increase.  Return on average assets and return on average stockholders’ equity were 1.56% and 19.74%, respectively, for the first nine months of 2002, compared to 1.53% and 20.48%, respectively, for the same period in 2001.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2002	2001	2002	2001

Interest income	$15,927	16,485	47,165	49,556
Tax equivalent	178	164	498	439

Interest income, tax equivalent basis	16,105	16,649	47,663	49,995

Total interest expense	5,653	7,698	17,199	24,117

Net interest income, tax equivalent basis(1)	$10,452	8,951	30,464	25,878

Net interest spread(2), annualized	3.86%	3.53%	3.92%	3.53%
Net interest margin(3), annualized	4.33%	4.20%	4.41%	4.23%

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

Fully taxable equivalent net interest income of $10,452,000 for the three months ended September 30, 2002 increased $1,501,000 or 16.8% from $8,951,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.86% and 4.33%, respectively, for the third quarter of 2002 and 3.53% and 4.20%, respectively, for the third quarter of 2001.

Fully taxable equivalent net interest income of $30,464,000 for the nine months ended September 30, 2002 increased $4,586,000 or 17.7% from the same period last year.  Net interest spread and net interest margin were 3.92% and 4.41%, respectively, for the first nine months of 2002 and 3.53% and 4.23%, respectively, for the first nine months of 2001.  For the year to date period, the increase in net interest margin was primarily a result of the rate decline in interest bearing liabilities exceeding the rate decline in interest earning assets.

Looking forward from the third quarter, management expects net interest margin to be 10 to 15 basis points lower by the end of the year assuming a flat interest rate environment from September 30 until the end of the year.  Cuts in key interest rates by the Federal Reserve during the fourth quarter of 2002 could have further negative impact on the Bank’s net interest margin.  The margin peaked in the first quarter of 2002 as higher rate certificates of deposit matured and renewals were at significantly lower rates.  Additionally, average rates on loan balances have declined as higher rate loans mature.  During the third quarter, the Bank moved customer funds in the Investment Management and Trust Department from money market mutual funds to interest-bearing accounts at the Bank as allowed by a change in a Kentucky statute.  This transaction resulted in approximately $47 million in new deposits for the Bank at September 30, 2002.  While this transaction has had a positive impact on net income, it has and will continue to have a negative impact on net interest margin.  The negative impact of this transaction to net interest margin is expected to be approximately 25 basis points through the end of 2002.

Average earning assets increased $107,097,000, or 13.1% to $924,612,000 for the first nine months of 2002 compared to the first nine months of 2001, reflecting growth in the loan and investment portfolios.  Average interest bearing liabilities increased $79,493,000 or 11.5% to $773,543,000 for the first nine months of 2002 compared to 2001 primarily due to increases in interest bearing deposits.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The September 30, 2002 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change

Increase 200bp	10.40%	18.10%
Increase 100bp	5.11	8.89
Decrease 100bp	(5.48)	(9.54)
Decrease 200bp	(8.26)	(14.39)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:

(Dollars in thousands)	Nine Months Ended September 30
	2002	2001

Balance at the beginning of the period	$10,965	9,331
Provision for loan losses	3,150	2,775
Loan charge-offs, net of recoveries	(2,585)	(1,463)

Balance at the end of the period	$11,530	10,643

Average loans, net of unearned income	$789,274	706,105

Provision for loan losses to average loans(1)	0.40%	0.39%

Net loan charge-offs to average loans(1)	0.33%	0.21%

Allowance for loan losses to average loans	1.46%	1.51%
Allowance for loan losses to period-end loans	1.45%	1.41%

(1) Amounts not annualized

The increase in net charge-offs for 2002 represents the partial or complete resolution of several troubled credits.  The increase in the provision compared to 2001 was in consideration of charge-offs taken and the inherent risk in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2002 and 2001.

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Non-interest income:
Investment management and trust services	$2,002	1,857	6,065	5,437
Service charges on deposit accounts	1,908	1,758	5,439	5,141
Gains on sales of mortgage loans held for sale	1,024	435	1,877	1,279
Other	940	878	2,762	2,370

Total non-interest income	$5,874	4,928	16,143	14,227

Non-interest expenses:
Salaries and employee benefits	5,198	4,481	14,910	13,142
Net occupancy expense	544	501	1,538	1,421
Furniture and equipment expense	737	637	2,258	1,821
Other	2,430	2,284	7,172	6,204

Total non-interest expenses	$8,909	7,903	25,878	22,588

Non-interest income increased $946,000, or 19.2%, for the third quarter of 2002, compared to the same period in 2001.  Non-interest income increased $1,916,000 or 13.5% for the first nine months of 2002 compared to the same period of 2001.

Investment management and trust services income increased $145,000 or 7.8% in the third quarter of 2002, as compared to the same period in 2001.  Investment management and trust services income increased $628,000 or 11.6% in the first nine months of 2002 as compared to the same period in 2001. Trust assets under management at September 30, 2002 were $1.11 billion, down 5.5% from $1.18 billion at December 31, 2001 and up 5.6% from $1.06 billion at September 30, 2001.  Trust assets are expressed in terms of market value.  While total trust assets have been affected by negative equity markets, these decreases have been mitigated somewhat by the addition of new accounts.  The increase in fees has also been helped by fees not tied to assets under management, such as estate fees.

Service charges on deposit accounts increased $150,000 or 8.5% in the third quarter of 2002 and $298,000 or 5.8% in the first nine months of 2002 as compared to the same periods in 2001.  Growth in service charges on deposits has slowed compared to prior periods.  An overdraft service was added in 2000 that added significantly to overall fees.  The majority of the Bank’s retail checking customers now have been offered this service and growth going forward will be more moderate.

Gains on sales of mortgage loans were $1,024,000 in the third quarter of 2002 and $1,877,000 in the first nine months of 2002 compared to $435,000 and $1,279,000, respectively, in 2001.  The Bank operates a mortgage banking company that originates residential mortgage loans and sells the loans, servicing released, in the secondary market.  As interest rates on mortgage loans reached record lows late in the third quarter, the Bank’s mortgage company produced record loan volume due to the high level of refinancing activity.  Current mortgage loan activity indicates that the fourth quarter will also be a strong quarter for gains on sales of mortgage loans.

Other non-interest income increased $62,000 or 7.1% in the third quarter of 2002 and $392,000 or 16.5% in the first nine months of 2002 compared to 2001.  Numerous factors contributed to this increase, including (year to date) approximately $107,000 from check card income and approximately $430,000 related to brokerage income.  A new group of brokers joined the Bank in mid-2001, and as a result, activity levels have improved significantly.  The increases in non-interest income were offset somewhat by decreases in a variety of accounts, none of which was individually material.

Non-interest expenses increased $1,006,000 or 12.7% for the third quarter of 2002 and $3,290,000 or 14.6% year to date 2002 as compared to the same periods in 2001.  Salaries and employee benefits increased $717,000, or 16.0%, for the third quarter of 2002 and $1,768,000 or 13.5% year to date compared to the same periods in 2001.  These increases arose in part from regular salary increases and in part from the continued addition of new personnel to support the Bank’s growth.  The Bank had 363 full time equivalent employees as of September 30, 2002 and 337 full time equivalents as of September 30, 2001.  Net occupancy expense increased $43,000 or 8.6% in the third quarter of 2002 as compared to 2001, while it increased $117,000 or 8.2% on a year to date basis.  Most of the increase can be attributed to maintenance work related to the branch network.  Furniture and equipment expense increased $100,000 for the third quarter of 2002 and $437,000 for the year to date period 2002 compared to 2001.  This increase was primarily due to costs related to the installation of a new phone system and computer upgrades including the purchase of a new mainframe computer.  This new equipment represents a significant investment in the future growth of the Bank.  Other non-interest expenses increased $146,000 or 6.4% in the third quarter of 2002 and $968,000 or 15.6% year to date 2002 as compared to 2001.  These increases can be attributed to several factors.  The biggest contributors (year to date) include an approximate $281,000 increase in marketing and advertising expenses primarily related to a new personal checking product introduced in 2001 and an approximate $232,000 increase to the Bank’s state franchise tax that is primarily based on regulatory capital levels.  There was also an approximate $92,000 increase in expenses related to the Bank’s automated teller machine  (ATM) network.  The remaining increase occurred in a variety of accounts, none of which was individually material.

Income Taxes

Bancorp had income tax expense of $5,626,000 for the first nine months of 2002, compared to $4,380,000 for the same period in 2001.  The effective rate for each nine month period was 32.9% in 2002 and 30.6% in 2001.  Income tax expense for the third quarter of 2002 was $2,001,000 versus $1,380,000 in 2001.  The respective effective tax rates were 32.9% for the third quarter of 2002 and 28.1% for the third quarter of 2001.  In the third quarter of 2001 Bancorp received a refund of prior years’ income taxes of $182,000.  This refund lowered the effective tax rate by 371 basis points for the third quarter and 127 basis points for the nine month period ended September 30, 2001.

(b)           Financial Condition

Balance Sheet

Total assets increased $124,098,000 from $937,293,000 on December 31, 2001 to $1,061,391,000 on September 30, 2002. Average assets for the first nine months of 2002 were $980,375,000.  Total liabilities increased $112,575,000 from $865,609,000 on December 31, 2001 to $978,184,000 on September 30, 2002.  Average liabilities for the first nine months of 2002 were $899,188,000.

Since year end, loans have increased approximately $18,186,000 and securities have increased $72,123,000, while federal fund sold increased $28,080,000.  This growth has been funded primarily through the $135,610,000 increase in deposits and offset somewhat by the $25,272,000 decrease in securities sold under agreements to repurchase and federal funds purchased.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,236,000 and loans past due over 90 days of $1,432,000, totaled $4,668,000 at September 30, 2002.  Non-performing loans were $5,121,000 at December 31, 2001. This represents 0.59% of total loans at September 30, 2002 compared to 0.66% at December 31, 2001.  The decrease in non-performing loans at September 30, 2002 was primarily due to partial or complete resolution of several troubled credits.  Even though progress has been made in improving the level of non-performing loans, management remains cautious regarding future loan quality.  Challenging economic conditions have taken a toll and more borrowers are experiencing financial stress as evidenced by weaker financial results from some of our commercial customers.  The Bank has fully reserved any anticipated loss exposure related to non-performing relationships.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $5,059,000 at September 30, 2002 and $5,184,000 at December 31, 2001.  This represents 0.48% of total assets at September 30, 2002 compared to 0.55% at December 31, 2001.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 2002, the Bank may pay up to $33,634,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the year, the Bank paid no dividends to Bancorp.  Bancorp had sufficient cash balances to pay the quarterly dividend to shareholders without funding from the Bank.

(d)                                 Capital Resources

At September 30, 2002, stockholders’ equity totaled $83,207,000, an increase of $11,523,000 since December 31, 2001.  Accumulated other comprehensive income that for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $2,449,000 at September 30, 2002 and $645,000 at December 31, 2001.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

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

At September 30, 2002, Bancorp’s tier 1, total risk based capital and leverage ratios were 12.63%, 13.92% and 9.85%, respectively, compared to 11.85%, 13.14%, and 9.69%, respectively, as of December 31, 2001.

(e)                                  Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No. 145), that updates, clarifies and simplifies existing accounting pronouncements.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from the Extinguishment of Debt.”  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for other certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.  It is anticipated that the financial impact of SFAS No. 145 will not have a material effect on the results of Bancorp or its operations.

In July 2002, FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), that requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  It is anticipated that the financial impact of SFAS No. 146 will not have a material effect on the results of Bancorp or its operations.

In October 2002, FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147).  SFAS No. 147 brings all business combinations involving financial institutions, except mutual holding companies, into the scope of FASB Statement No. 141, “Business Combinations” (SFAS No. 141).  SFAS No. 147 requires that all financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 147 removes such acquisitions from the scope of  FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” (SFAS 72).  SFAS No. 147 also amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions.  SFAS No. 147 is generally effective immediately.  It is anticipated that the implementation of SFAS No. 147 will not have a material effect on the results of Bancorp or its operations as Bancorp has fully adopted SFAS No. 141 and SFAS No. 142 related to all of it’s current intangibles.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information  required  by  this item  is  include in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place within 90 days prior to the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Bancorp also maintains a system of internal controls designed to provide reasonable assurance that:  transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, and (2) to maintain accountability for assets;  access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there have been no significant changes in Bancorp’s internal controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – Other Information

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 6.             Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: November 12, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

Date: November 12, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date: November 12, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer

CERTIFICATION

I, David H. Brooks, Chairman and Chief Executive Officer of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

CERTIFICATION

I, David P. Heintzman, President of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

CERTIFICATION

I, Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly report of S.Y. Bancorp, Inc. on Form 10-Q for the period ending September 30, 2002 (the “Report”), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:  (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of S.Y. Bancorp, Inc. as of and for the periods presented in the Report.

Date: November 12, 2002	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

Date: November 12, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date: November 12, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer