Form 10-K
period 2002-12-31
S Y BANCORP INC
filed 2003-03-20
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 1-13661

S.Y. BANCORP, INC.

1040 East Main Street

Louisville, Kentucky 40206

(502) 582-2571

Incorporated in Kentucky                                                    I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the act:

Title of each class:	Name of each exchange on which registered:
Common stock, no par value	American Stock Exchange
9.00% Cumulative trust preferred securities and the guarantee with respect thereto	American Stock Exchange

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

Yes   ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $227,100,000.

The number of shares of registrant’s Common Stock, no par value, outstanding as of March 5, 2003, was 6,747,518.

Documents Incorporated by Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Stockholders to be held on April 23, 2003 (the “Proxy Statement”), are incorporated by reference into Part III of this Form  10-K.

S.Y. BANCORP, INC.

Form 10-K

Part I

Item 1.        Business

S. Y. Bancorp, Inc. (“Bancorp”), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (“the Bank”) and S.Y. Bancorp Capital Trust I (“the Trust”). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of the Bank.  The Trust is a Delaware statutory business trust that is a 100%-owned finance subsidiary of Bancorp.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and retail banking services in Louisville and southern Indiana through 17 full service banking offices (See “ITEM 2. PROPERTIES”).  In addition, in December 2002, the Bank opened a loan production office in Indianapolis, Indiana.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  The Bank also originates and sells single-family residential mortgages through its operating division, Stock Yards Mortgage Company, and offers securities brokerage services through an arrangement with Raymond James Financial Services, Inc.

At December 31, 2002, the Bank had 379 full-time equivalent employees. Employees are not subject to a collective bargaining agreement. Management of Bancorp and the Bank considers their relationship with employees to be good.

See Note 20 to Bancorp’s consolidated financial statements for the year ended December 31, 2002 for information relating to the Bank’s business segments.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the business and prospects of Bancorp and the Bank.

Bancorp, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In addition, Bancorp is subject to the provisions of Kentucky’s banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.

The Bank is subject to the supervision of and regular examination by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation insures the deposits of the Bank to the current maximum of $100,000 per depositor.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“the 1994 Act”) removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations.

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

The Gramm-Leach-Bliley Act (“the 1999 Act”) repealed the Depression-era barrier between commercial and investment banking established by the Glass-Steagall Act, as well as the prohibition on the mixing of banking and insurance established by the Bank Holding Company Act of 1956. The 1999 Act allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (“FHC”). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The 1999 Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the 1999 Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  Management of Bancorp has chosen not to become an FHC at this time, but may chose to do so in the future.

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

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location is the Bank’s operations center. In addition to the main office complex, the Bank owned eight branch properties at December 31, 2002 (one of which is located on leased land). The Bank also leased eight branch facilities. Of the seventeen banking locations, fourteen are located in Louisville and three are located in nearby southern Indiana. Office space for the loan production office in Indianapolis, Indiana is leased.  See Notes 5 and 16 to Bancorp’s consolidated financial statements for the year ended December 31, 2002, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 16 to Bancorp’s consolidated financial statements for the year ended December 31, 2002, for information relating to legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2002) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and offices with Bancorp

David H. Brooks Age 60	Chairman and Chief Executive Officer and Director

David P. Heintzman Age 43	President and Director

Kathy C. Thompson Age 41	Executive Vice President and Director

Phillip S. Smith Age 45	Executive Vice President

Gregory A. Hoeck Age 52	Executive Vice President

Nancy B. Davis Age 47	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

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

Part II

Item 5.        Market for Registrant’s Common Stock and Related Stockholder Matters

Bancorp’s common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 15 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2002, Bancorp had 1,071 shareholders of record.

	2002			2001
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First	$37.40	$31.40	$0.12	$24.50	$20.25	$0.11
Second	41.50	36.55	0.13	35.24	25.30	0.11
Third	44.00	34.55	0.13	34.45	29.15	0.11
Fourth	41.10	34.61	0.14	33.80	31.00	0.12

Item 6.        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2002	2001	2000	1999	1998

Net interest income	$40,580	$34,945	$31,154	$27,470	$23,294
Provision for loan losses	4,500	4,220	2,840	1,635	1,600
Net income	15,650	13,542	11,592	9,706	8,218

Per share data
Net income, basic	$2.33	$2.03	$1.75	$1.46	$1.25
Net income, diluted	2.25	1.96	1.70	1.41	1.21
Cash dividends declared	0.52	0.45	0.39	0.33	0.28

Average balances
Stockholders’ equity	$79,417	$66,433	$54,656	$48,052	$40,691
Assets	997,802	884,483	747,816	637,276	540,696
Long-term debt	20,248	14,026	2,100	2,100	2,100

Ratios
Return on average assets	1.57%	1.53%	1.55%	1.52%	1.52%
Return on average stockholders’ equity	19.71%	20.38%	21.21%	20.20%	20.20%
Average stockholders’ equity to average assets	7.96%	7.51%	7.31%	7.54%	7.53%

Per share information has been adjusted to reflect stock splits.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2002, the Bank had seventeen full service banking locations in Louisville and southern Indiana and one loan production office in Indianapolis, Indiana. The combined effect of added convenience with the Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the wealth management group (investment management and trust, private banking and brokerage) and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of Bancorp’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  The impact and any associated risks related to these policies on our business operations are discussed in the “Allowance for Loan Losses” section below.

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

Results of Operations

Net income was $15,650,000 or $2.25 per share on a diluted basis in 2002. This compares to $13,542,000 or $1.96 per share in 2001 and $11,592,000 or $1.70 per share in 2000. The increase in 2002 net income was attributable to growth in both net interest income and non-interest income that was partially offset by increased non-interest expenses. Earnings include a 16.1% increase in fully taxable equivalent net interest income and a 15.9% increase in non-interest income.  All categories of non-interest income showed improvement when compared to the prior year.  The mortgage department had a record year in terms of gross income and contributed significantly to the increase in non-interest income.  The investment management and trust department also had an extremely good year, considering the challenging equity market environment during 2002.  Non-interest expenses increased 16.4%. Non-interest expenses increased in all categories and are reflective of continued expansion of the banking center network.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, is total interest income less total interest expense. Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities. Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax equivalent interest data.

Bancorp’s net interest margin and net interest spread were positively affected during the year by the relatively flat interest rate environment, as rates remained unchanged for a majority of the year.  Although average rates earned on loans and investment securities decreased in 2002 as higher yielding assets matured, average rates on interest bearing liabilities decreased to a greater extent, resulting in an improved net interest spread.  Management believes that any further rate cuts in 2003 could have a negative impact on both spread and margin, while an increase in rates could have a positive impact on net interest spread and margin.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2002	2001	2000	2002/2001 Change		2001/2000 Change

Net interest income, tax equivalent basis	$41,264	$35,548	$31,601	16.1%		12.5%
Net interest spread	3.91%	3.61%	3.72%	30	bp	(11	)bp
Net interest margin	4.38%	4.27%	4.51%	11	bp	(24	)bp
Average earning assets	$942,014	$831,918	$700,579	13.2%		18.7%
Prime rate at year end	4.25%	4.75%	9.50%	(50	)bp	(475	)bp
Average prime rate	4.67%	6.93%	9.24%	(226	)bp	(231	)bp

bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operates. The Bank’s variable rate loans are indexed to the Bank’s prime rate and reprice as the prime rate changes, unless they reach a contractual floor or ceiling.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The December 31, 2002 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

	Net Interest Income Change	Net Income Change

Increase 200 bp	7.68%	13.82%
Increase 100 bp	2.10	3.78
Decrease 100 bp	(7.18)	(12.91)
Decrease 200 bp	(10.68)	(19.20)

To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. The Bank had no derivative financial instruments at December 31, 2002.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax equivalent basis and indicates how net interest income in 2002 and 2001 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2002/2001			2001/2000
	Net	Increase (Decrease) Due to		Net	Increase (Decrease) Due to
(In thousands)	Change	Rate	Volume	Change	Rate	Volume
Interest income
Loans	$(2,920)	$(8,496)	$5,576	$4,574	$(4,698)	$9,272
Federal funds sold	(187)	(506)	319	193	(214)	407
Mortgage loans held for sale	286	(55)	341	193	(30)	223
Securities
Taxable	210	(920)	1,130	210	(13)	223
Tax-exempt	(55)	(8)	(47)	270	(238)	508

Total interest income	(2,666)	(9,985)	7,319	5,440	(5,193)	10,633

Interest expense
Deposits
Interest bearing demand deposits	(997)	(1,836)	839	(242)	(1,288)	1,046
Savings deposits	(178)	(247)	69	(303)	(349)	46
Money market deposits	(726)	(1,026)	300	(332)	(745)	413
Time deposits	(6,251)	(6,690)	439	2,283	(529)	2,812
Securities sold under agreements to repurchase and federal funds purchased	(794)	(963)	169	(868)	(997)	129
Other short-term borowings	(41)	(31)	(10)	(84)	(81)	(3)
Long-term debt	605	52	553	1,039	16	1,023

Total interest expense	(8,382)	(10,741)	2,359	1,493	(3,973)	5,466

Net interest income	$5,716	$756	$4,960	$3,947	$(1,220)	$5,167

Provision for Loan Losses

In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses is summarized below:

(Dollars in thousands)	2002	2001	2000

Provision for loan losses	$4,500	$4,220	$2,840
Allowance to loans at year end	1.43%	1.41%	1.40%
Allowance to average loans for year	1.48%	1.52%	1.52%

The provision for loan losses increased during the year in consideration of loans charged off, the increase in non-performing loans during the year and current economic conditions.  See “Financial Condition-Nonperforming Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2002 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income and expenses for 2002, 2001 and 2000. The table shows the dollar and percentage change from 2001 to 2002 and from 2000 to 2001. Below the table is a discussion of significant changes and trends.

				2002/2001		2001/2000
(Dollars in thousands)	2002	2001	2000	Change	%	Change	%

Non-interest income
Investment management and trust services	$8,030	$7,256	$6,327	$774	10.7%	$929	14.7%
Service charges on deposit accounts	7,453	7,000	5,528	453	6.5%	1,472	26.6%
Bankcard transaction revenue	904	731	581	173	23.7%	150	25.8%
Gains on sales of mortgage loans held for sale	3,192	1,995	1,043	1,197	60.0%	952	91.3%
Gains on sales of securities available for sale	—	—	—	—	—	—	—
Brokerage commissions and fees	1,062	661	523	401	60.7%	138	26.4%
Other	1,934	1,843	1,413	91	4.9%	430	30.4%

	$22,575	$19,486	$15,415	$3,089	15.9%	$4,071	26.4%

Non-interest expenses
Salaries and employee benefits	20,286	17,644	15,559	2,642	15.0%	2,085	13.4%
Net occupancy expense	2,109	1,861	1,800	248	13.3%	61	3.4%
Data processing expense	3,095	2,511	2,267	584	23.3%	244	10.8%
Furniture and fixtures expense	892	813	744	79	9.7%	69	9.3%
State bank taxes	1,045	742	726	303	40.8%	16	2.2%
Other	8,100	6,958	5,608	1,142	16.4%	1,350	24.1%

	$35,527	$30,529	$26,704	$4,998	16.4%	$3,825	14.3%

The largest component of non-interest income is the income from investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At December 31, 2002 assets under management totaled $1.147 billion compared to $1.179 billion at December 31, 2001 and $1.056 billion as of December 31, 2000. Because assets under management are expressed in terms of fair value, declines in market value have more than offset growth in assets through the attraction of new business.  Growth in the department’s assets consisted primarily of personal trust accounts.

Growth in service charges on deposit accounts is primarily due to increased account volumes and an overdraft service for retail customers. Promotion of retail accounts has presented opportunities for growth in deposit accounts and increased fee income. The Bank also introduced a new retail deposit account product line during 2001 that has been successful at attracting new accounts.  Additionally, in March 2000 the Bank began offering an overdraft service to retail depositors. The service allows checking customers meeting specific criteria to incur overdrafts up to a predetermined limit, generally $500. For each check paid resulting in an overdraft or increasing an overdraft, the customer pays the standard overdraft charge.

Bankcard transaction revenue primarily represents income that Bancorp derives from customers’ use of debit cards.  As the popularity of these cards has grown, so has related income.  Additionally, there have been increases in the number of transactions by existing cardholders as customers recognize the convenience that the cards offer.

The Bank operates a mortgage banking company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for  low-income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans.  Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Record low mortgage rates in the third and fourth quarters of 2002 led to record volume for the year.  Interest rates on mortgage loans fell to a thirty year low in the fourth quarter of 2002 and resulted in a large volume of refinancing activity.

A large contributor to the increase in non-interest income was an increase in brokerage fees.  Brokerage fees were up significantly as a new brokerage team finished their first full year of operations with the Bank.  This area has been able to post solid results, despite the poor performance of the equity markets.

Other non-interest income has increased for several reasons and primarily reflects the Bank’s growth.  Contributing factors to the increase for 2002 include the continued growth of income related to internet banking and other income categories related to mortgage refinancing such as title insurance.

Salaries and benefits are the largest component of non-interest expenses. Increases in personnel expense rose in part from regular salary increases.  Also, the Bank continues to add employees to support growth. At December 31, 2002, the Bank had 379 full-time equivalent employees compared to 347 at the same date in 2001 and 327 for 2000. There are no significant obligations for  post-retirement or post-employment benefits.

Net occupancy expense has increased as the Bank has added banking centers. During 2001, the Bank opened two locations.   The branches opened in 2001 had only a partial year impact in 2001 and a full year’s impact in 2002.  At December 31, 2002 the Bank had seventeen banking center locations including the main office. There was also a loan production office added late in the year, but its rental expense did not add significantly to overall net occupancy expenses.  Data processing expenses rose as the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income, over the lives of the assets, in the form of depreciation expense.  Furniture and fixtures expense has also increased with the addition of banking centers.  State bank taxes, which are primarily based on average capital and deposit levels, increased in 2002 as capital and deposit levels increased for the year.  The increase in average capital was affected by Bancorp’s issuance of trust-preferred securities and subsequent capital contribution to the Bank in June 2001.  This transaction had a full year’s impact in 2002.

Other non-interest expenses have increased from numerous factors and reflect the Bank’s growth. Among the most significant costs that increased were marketing and advertising.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2002	2001	2000

Income tax expense	$7,478	$6,140	$5,433
Effective tax rate	32.3%	31.2%	31.9%

In the third quarter of 2001 Bancorp received a refund of prior years’ income taxes of $182,000.  This refund lowered the effective tax rate 90 basis points for year ended December 31, 2001.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2002/2001		2001/2000
(Dollars in thousands)	2002	2001	2000	Change	%	Change	%

Average earning assets	$942,014	$831,918	$700,579	$110,096	13.2%	$131,339	18.7%
Average interest bearing liabilities	785,424	704,196	589,219	81,228	11.5%	114,977	19.5%
Average total assets	997,802	884,483	747,816	113,319	12.8%	136,667	18.3%
Total year end assets	1,039,680	937,293	852,260	102,387	10.9%	85,033	10.0%

The Bank has experienced significant growth in earning assets over the last several years. Growth of average earning assets occurred primarily in the area of loans.  From year end 2001 to year end 2002, average loans increased approximately 9.9%.  More specifically, period end commercial and industrial loans increased 12.9% and period end real estate mortgage loans increased 14.7%.  Securities also grew during 2002 in conjunction with the overall growth in the asset size of Bancorp.

The increase in average interest bearing liabilities from 2001 to 2002 occurred primarily in interest bearing demand deposits, money market deposits, and time deposits.  The primary increase in interest bearing liabilities occurred during the third quarter of 2002, when the Bank moved customer funds in the Investment Management and Trust Department from external money market mutual funds to interest-bearing accounts at the Bank as allowed by a change in a Kentucky statute.  The increase in interest bearing demand deposits during the year was largely a function of the poor performance of the equity markets and lower interest rates.  As the stock market continued to perform poorly during 2002, many investors moved their funds into deposit accounts.  Because of lower interest rates, depositors tended to favor demand and money market deposits versus time deposits.  Average long-term debt also increased during 2002, as a result of Bancorp’s issuance of $20 million of trust preferred securities in June 2001.  Net proceeds of $18.9 million were used to pay off existing long-term debt and to fund the continued growth of Bancorp.  See Note 9 and Note 10 to the consolidated financial statements for more details on long-term debt and trust preferred securities, respectively.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2002			Year 2001			Year 2000
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$25,248	$447	1.77%	$14,384	$634	4.41%	$6,242	$441	7.07%
Mortgage loans held for sale	10,882	662	6.08%	5,375	376	7.00%	2,235	183	8.19%
Securities
Taxable	87,373	3,826	4.38%	64,125	3,616	5.64%	57,434	3,406	5.93%
Tax-exempt	25,741	1,674	6.50%	26,458	1,729	6.53%	21,778	1,459	6.70%
Loans, net of unearned income	792,770	56,999	7.19%	721,576	59,919	8.30%	612,890	55,345	9.03%

Total earning assets	942,014	63,608	6.75%	831,918	66,274	7.97%	700,579	60,834	8.68%

Less allowance for loan losses	11,658			10,356			8,613

	930,356			821,562			691,966

Non-earning assets
Cash and due from banks	30,783			29,251			25,672
Premises and equipment	20,654			18,428			16,729
Accrued interest receivable and other assets	16,009			15,242			13,449

Total assets	$997,802			$884,483			$747,816

	Year 2002			Year 2001			Year 2000
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$206,737	$2,889	1.40%	$164,589	$3,886	2.36%	$127,056	$4,128	3.25%
Savings deposits	36,270	212	0.58%	30,016	390	1.30%	28,053	693	2.47%
Money market deposits	79,727	970	1.22%	66,020	1,696	2.57%	53,423	2,027	3.79%
Time deposits	385,375	15,564	4.04%	377,630	21,815	5.78%	329,152	19,533	5.93%
Securities sold under agreements to repurchase and federal funds purchased	55,158	874	1.58%	49,610	1,668	3.36%	47,088	2,536	5.39%
Other short-term borrowings	1,909	26	1.36%	2,305	67	2.91%	2,347	151	6.43%
Long-term debt	20,248	1,809	8.93%	14,026	1,204	8.58%	2,100	165	7.86%

Total interest bearing liabilities	785,424	22,344	2.84%	704,196	30,726	4.36%	589,219	29,233	4.96%

Non-interest bearing liabilities
Non-interest bearing demand deposits	121,074			101,542			92,250
Accrued interest payable and other liabilities	11,887			12,312			11,691

Total liabilities	918,385			818,050			693,160

Stockholders’ equity	79,417			66,433			54,656

Total liabilities and stockholders’ equity	$997,802			$884,483			$747,816

Net interest income		$41,264			$35,548			$31,601

Net interest spread			3.91%			3.61%			3.72%

Net interest margin			4.38%			4.27%			4.51%

Notes:

- Yields on municipal securities have been computed on a fully tax equivalent basis using the federal income tax rate of 35%.

- Average balances for loans include the principal balance of non-accrual loans.

- Loan interest income includes loan fees and is computed on a fully tax equivalent basis using the federal income tax rate of 35%.

- Loan fees included in interest income amounted to $1,275,000, $1,376,000 and $989,000 in 2002, 2001 and 2000, respectively.

Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2002	2001	2000

Securities available for sale
U.S. Treasury and federal agency obligations	$90,144	$51,696	$51,553
Mortgage-backed securities	3,685	4,382	996
Obligations of states and political subdivisions	19,666	18,266	15,210
Other	4,265	2,540	2,175

	$117,760	$76,884	$69,934

Securities held to maturity
Mortgage-backed securities	$3,538	$5,720	$7,369
Obligations of states and political subdivisions	5,835	8,158	9,520

	$9,373	$13,878	$16,889

The maturity distribution and weighted average interest rates of debt securities at December 31, 2002, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and federal agencies	$38,902	2.36%	$41,723	4.73%	$8,533	5.01%	$986	8.05%
Mortgage-backed securities	—	—	710	5.61%	545	6.24%	2,430	6.48%
Obligations of states and political subdivisions	540	4.58%	5,803	4.20%	4,969	4.70%	8,354	5.15%

	$39,442	2.39%	$48,236	4.68%	$14,047	4.95%	$11,770	5.68%

Securities held to maturity
Mortgage-backed securities	$—	—	$704	6.43%	$—	—	$2,834	6.50%
Obligations of states and political subdivisions	490	4.58%	4,257	4.37%	1,088	4.48%	—	—

	$490	4.58%	$4,961	4.66%	$1,088	4.48%	$2,834	6.50%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2002	2001	2000	1999	1998

Commercial and industrial	$175,002	$154,965	$138,629	$116,280	$103,559
Construction and development	34,910	55,944	51,505	34,760	30,155
Real estate mortgage	484,330	422,290	347,237	291,714	241,888
Consumer	124,331	144,242	127,263	104,104	72,684

	$818,573	$777,441	$664,634	$546,858	$448,286

Real estate mortgage loans are comprised primarily of owner occupied commercial properties, investment commercial properties and residential properties.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2002, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the amounts due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$65,177	$78,574	$31,251	$175,002
Construction and development	23,749	10,235	926	34,910

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$46,145	$32,429
Due after five years	14,100	17,151

	$60,245	$49,580

Nonperforming Loans and Assets

Information summarizing nonperforming assets, including nonaccrual loans follows:

	December 31
(Dollars in thousands)	2002	2001	2000	1999	1998

Nonaccrual loans	$4,840	$3,775	$602	$2,770	$2,163
Loans past due 90 days or more and still accruing	754	1,346	2,342	1,645	197

Nonperforming loans	$5,594	$5,121	$2,944	$4,415	$2,360

Foreclosed real estate	310	63	833	—	1,836
Other foreclosed property	88	—	—	85	58

Nonperforming assets	$5,992	$5,184	$3,777	$4,500	$4,254

Nonperforming loans as a percentage of total loans	0.68%	0.66%	0.44%	0.81%	0.53%
Nonperforming assets as a percentage of total assets	0.58%	0.55%	0.44%	0.65%	0.70%

Non-performing loans as a percentage of total loans remained fairly flat compared to the prior year.  Loan quality continues to be a focus of management’s attention as the economy continued to slump in 2002.

The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 2002 totaled $110,000.  Interest income that would have been recorded in 2002 if nonaccrual loans were on a current basis in accordance with their original terms was $669,000.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. At December 31, 2002, these loans totaled approximately $2,122,000. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to cover losses that are inherent in the loan portfolio. Factors considered include past loss experience, general economic conditions and information about specific borrower situations including financial position and collateral values. Estimating inherent loss on any loan is subjective and ultimate losses may vary from current estimates. Estimates are reviewed periodically and adjustments are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb inherent losses on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

	Years ended December 31
(Dollars in thousands)	2002	2001	2000	1999	1998

Average loans	$792,770	$721,576	$612,890	$492,101	$412,935

Balance of allowance for loan losses at beginning of year	$10,965	$9,331	$7,336	$6,666	$5,921
Loans charged off
Commercial and industrial	1,736	1,203	424	644	146
Construction and development	—	—	—	—	—
Real estate mortgage	602	327	536	—	—
Consumer	1,628	1,259	490	391	789

Total loans charged off	3,966	2,789	1,450	1,035	935

Recoveries of loans previously charged off
Commercial and industrial	37	32	508	5	14
Construction and development	—	—	—	—	—
Real estate mortgage	9	—	2	5	16
Consumer	160	171	95	60	50

Total recoveries	206	203	605	70	80

Net loans charged off	3,760	2,586	845	965	855
Additions to allowance charged to expense	4,500	4,220	2,840	1,635	1,600

Balance at end of year	$11,705	$10,965	$9,331	$7,336	$6,666

Ratio of net charge-offs during year to average loans	0.47%	0.36%	0.14%	0.20%	0.21%

The increase in charge-offs during the year is primarily due to a continued weakness in the local community that the Bank serves.  Most of the increase in charge-offs related to the commercial and industrial portfolio and was representative of the overall weakness in the local economy.  Additionally, part of the increase in charge-offs related to the consumer portfolio and are a reflection of a tough economy and the Bank’s aggressive policy of charging off non-performing consumer loans.  See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2002	2001	2000	1999	1998

Commercial and industrial	$4,550	$2,936	$2,334	$2,743	$2,625
Construction and development	572	1,066	2,285	58	51
Real estate mortgage	2,350	3,024	1,693	1,351	1,739
Consumer	1,607	1,779	1,686	981	921
Unallocated	2,626	2,160	1,333	2,203	1,330

	$11,705	$10,965	$9,331	$7,336	$6,666

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2002	2001	2000	1999	1998

Commercial and industrial	21.4%	19.6%	20.6%	21.2%	23.1%
Construction and development	4.3%	7.2%	7.7%	6.4%	6.7%
Real estate mortgage	59.1%	65.1%	62.8%	63.8%	62.0%
Consumer	15.2%	8.1%	8.9%	8.6%	8.2%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2002	2001	2000

Provision for loans losses to average loans	0.57%	0.58%	0.46%
Net charge-offs to average loans	0.47%	0.36%	0.14%
Allowance for loan losses to average loans	1.48%	1.52%	1.52%
Allowance for loan losses to year end loans	1.43%	1.41%	1.40%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit over $100,000 and IRAs. These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements. The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2002		2001		2000
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$121,074	—	$101,542	—	$92,250	—
Interest bearing demand deposits	206,737	1.40%	164,589	2.36%	127,056	3.25%
Savings deposits	36,270	0.58%	30,016	1.30%	28,053	2.47%
Money market deposits	79,727	1.22%	66,020	2.57%	53,423	3.79%
Time deposits	385,375	4.04%	377,630	5.78%	329,152	5.93%

	$829,183		$739,797		$629,934

Maturities of time deposits of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

(In thousands)	Amount

3 months or less	$20,616
Over 3 through 6 months	9,956
Over 6 through 12 months	19,913
Over 12 months	56,016

$106,501

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  Repurchase agreements generally have maturities of one to four days from the transaction date.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2002		2001		2000
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end balance	$52,659	1.27%	$51,431	1.94%	$52,276	5.48%
Average during year	53,491	1.57%	48,376	3.39%	40,731	5.23%
Maximum month end balance during year	56,988		51,543		52,276

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demand is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Bank, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rates.

Bancorp’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of daily, weekly and monthly reports provided to management detail the following:  internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on Bancorp’s liquidity.

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

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 2002, the amount of available credit from the FHLB totaled $126 million. Bancorp’s ability to borrow from the FHLB was reduced in the past year, as the Bank used some of its credit line for a standby letter of credit to secure trust deposits.  Additionally, the Bank has federal funds purchased lines with correspondent banks totaling $58 million.  As a member, Bancorp can also borrow from the Federal Reserve Bank of Saint Louis based upon its asset size.  Bancorp has in the past had a line of credit with a correspondent bank and management believes it has the ability to restore a line of credit with an outside bank at any time.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 15 to Bancorp’s consolidated financial statements, the Bank may pay up to $29,125,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Other Off-Balance Sheet Activities

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2002 are as follows:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years

Unused loan commitments	$164,144	54,418	28,613	33,500	47,613
Standby letters of credit	10,563	6,970	61	3,531	1

Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The required payments under such commitments and long-term debt at December 31, 2002 are as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$7,082	802	1,739	1,625	2,916
Long-term debt	240	—	—	—	240
Long-term debt - trust preferred securities	20,000	—	—	—	20,000

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except per share data)	2002	2001	Change

Stockholders’ equity	$86,067	$71,684	20.06%
Dividends per share	$0.52	$0.45	15.56%
Tier 1 risk-based capital	13.19%	11.85%	134	bp
Total risk-based capital	14.48%	13.14%	134	bp
Leverage ratio	9.81%	9.69%	12	bp

The increase in stockholders’ equity from 2002 to 2001 was due to the strong earnings of 2002 coupled with a philosophy to retain approximately 75% of earnings in equity.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  Note 18 to the consolidated financial statements provides more details of regulatory capital requirements, as well as, capital ratios of the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. These ratios for Bancorp and the Bank had decreased over the last several years as assets grew more quickly than equity.  In 2001, Bancorp issued $20 million of trust preferred securities which qualify as regulatory capital under Federal Reserve guidelines and significantly improved Bancorp’s and the Bank’s capital ratios.  See Note 10 to the consolidated financial statements for more details on the trust preferred securities.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

In November 1999, Bancorp announced a 200,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things,

issuance of shares for the stock options or employee stock ownership or purchase plans. At December 31, 2002, shares repurchased pursuant to this program totaled 111,071.

A component of equity is accumulated other comprehensive income which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $2,239,000 and $645,000 at December 31, 2002 and 2001, respectively. The $1,594,000 increase in accumulated other comprehensive income is primarily a reflection of the effect of the interest rate environment on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2002	2001	2000

Return on average assets	1.57%	1.53%	1.55%
Return on average stockholders’ equity	19.71%	20.38%	21.21%
Dividend pay out ratio, based on basic EPS	22.32%	22.17%	22.29%
Average stockholders’ equity to average assets	7.96%	7.51%	7.31%

Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Bancorp ceased the amortization of goodwill effective January 1, 2002 with the adoption of SFAS No. 142.  At that date unamortized goodwill was $682,000.

Effective January 1, 2002, Bancorp adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of Bancorp.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement will not have a material effect on Bancorp’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a material effect on Bancorp’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, “Business Combinations.” SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting or Certain Acquisitions of Banking or Thrift Institutions,” which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of this Statement did not have a material effect on the Bancorp’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to most types of guarantees except for, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, and guarantees of a company’s own future performance. Historically, the guarantor has not recorded guarantees until it was probable that a payment would be required under the guarantee. The new accounting requirements now require a guarantor to record a liability at its fair value at the time the guarantee is made. Certain guarantees are subject to the disclosure requirements of FIN 45, but not to its recognition provisions. These guarantees include, but are not limited to, guarantees treated as derivatives under SFAS No. 133, guarantees that are considered contingent consideration in a business combination, and guarantees issued between parent corporations and their subsidiaries or between entities under common control. The new disclosure requirements require a guarantor to disclose the following about each guarantee: the overall details of the guarantee, the maximum, potential amount of future payments that could be required, the carrying amount of the guarantor’s obligation under the guarantee, the fair value of the liability included in the statement of financial position, and the nature and extent of recourse provisions and collateral related to the guarantee and the extent of any potential amounts that the guarantor may, recover from third parties as a result of payments made under the guarantee. The new accounting requirements are to be applied prospectively to any guarantees issued or modified after December 31, 2002. The new disclosure requirements are applicable to all guarantees covered by this Interpretation, no matter when issued, and are effective for interim or annual financial statements for periods ending after December 15, 2002. Additional information related to Bancorp’s significant guarantees are disclosed in Footnote 16 in the notes to Bancorp’s 2002 audited consolidated financial statements. The adoption of this FIN 45 did not have a material effect on Bancorp’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more frequent and prominent disclosures in the financial statements about the effects of stock-based compensation. It also provides alternative methods for voluntary transition to the expense recognition method of accounting for stock options. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are included in Footnote 1 in the notes to Bancorp’s 2002 audited consolidated financial statements. The adoption of this Statement did not have an effect on Bancorp’s consolidated financial statements.

Quarterly Operating Results

Following is a summary of quarterly operating results for 2002 and 2001:

	2002				2001
(In thousands, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$15,759	$15,927	$15,784	$15,454	$16,115	$16,485	$16,603	$16,468
Interest expense	5,145	5,653	5,801	5,745	6,609	7,698	8,099	8,320

Net interest income	10,614	10,274	9,983	9,709	9,506	8,787	8,504	8,148

Provision for loan losses	1,350	1,150	1,100	900	1,445	900	1,075	800

Net interest income after provision	9,264	9,124	8,883	8,809	8,061	7,887	7,429	7,348
Non-interest income	6,433	5,874	5,220	5,048	5,259	4,928	4,888	4,411
Non-interest expenses	9,650	8,909	8,636	8,332	7,941	7,903	7,404	7,281

Income before income taxes	6,047	6,089	5,467	5,525	5,379	4,912	4,913	4,478
Income tax expense	1,852	2,001	1,803	1,822	1,760	1,380	1,561	1,439

Net income	$4,195	$4,088	$3,664	$3,703	$3,619	$3,532	$3,352	$3,039

Basic earnings per share	$0.62	$0.61	$0.55	$0.55	$0.54	$0.53	$0.50	$0.46
Diluted earnings per share	0.60	0.59	0.52	0.53	0.52	0.51	0.49	0.44

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.        Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2002	2001

Assets
Cash and due from banks	$34,918	$29,803
Federal funds sold	4,582	218
Mortgage loans held for sale	27,534	13,963
Securities available for sale (amortized cost $114,046 in 2002 and $75,563 in 2001)	117,760	76,884
Securities held to maturity (approximate fair value $9,859 in 2002 and $14,174 in 2001)	9,373	13,878
Loans	818,573	777,441
Less allowance for loan losses	11,705	10,965
Net loans	806,868	766,476
Premises and equipment	22,021	19,421
Accrued interest receivable and other assets	16,624	16,650

Total assets	$1,039,680	$937,293

Liabilities
Deposits
Non-interest bearing	$131,505	$118,165
Interest bearing	729,582	635,386
Total deposits	861,087	753,551

Securities sold under agreements to repurchase and federal funds purchased	52,659	79,031
Other short-term borrowings	2,657	1,880
Accrued interest payable and other liabilities	16,970	10,877
Long-term debt	240	270
Long-term debt - trust preferred securities	20,000	20,000

Total liabilities	953,613	865,609

Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding 6,716,531 in 2002 and 6,672,294 in 2001	5,858	5,711
Surplus	14,889	14,404
Retained earnings	63,081	50,924
Accumulated other comprehensive income	2,239	645

Total stockholders’ equity	86,067	71,684

Total liabilities and stockholders’ equity	$1,039,680	$937,293

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2002	2001	2000

Interest income
Loans	$56,819	$59,837	$55,337
Federal funds sold	447	634	441
Mortgage loans held for sale	662	376	183
Securities
Taxable	3,826	3,616	3,406
Tax-exempt	1,170	1,208	1,020
Total interest income	62,924	65,671	60,387

Interest expense
Deposits	19,635	27,787	26,381
Securities sold under agreements to repurchase and federal funds purchased	874	1,668	2,536
Other short-term borrowings	26	67	151
Long-term debt	1,809	1,204	165
Total interest expense	22,344	30,726	29,233
Net interest income	40,580	34,945	31,154

Provision for loan losses	4,500	4,220	2,840

Net interest income after provision for loan losses	36,080	30,725	28,314

Non-interest income
Investment management and trust services	8,030	7,256	6,327
Service charges on deposit accounts	7,453	7,000	5,528
Bankcard transaction revenue	904	731	581
Gains on sales of mortgage loans held for sale	3,192	1,995	1,043
Gains on sales of securities available for sale	—	—	—
Brokerage commissions and fees	1,062	661	523
Other	1,934	1,843	1,413
Total non-interest income	22,575	19,486	15,415

Non-interest expenses
Salaries and employee benefits	20,286	17,644	15,559
Net occupancy expense	2,109	1,861	1,800
Data processing expense	3,095	2,511	2,267
Furniture and fixtures expense	892	813	744
State bank taxes	1,045	742	726
Other	8,100	6,958	5,608
Total non-interest expense	35,527	30,529	26,704

Income before income taxes	23,128	19,682	17,025
Income tax expense	7,478	6,140	5,433

Net income	$15,650	$13,542	$11,592

Net income per share, basic	$2.33	$2.03	$1.75
Net income per share, diluted	$2.25	$1.96	$1.70

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2002
	Common Stock				Accumulated Other
(In thousands, except share data)	Number of Shares	Amount	Surplus	Retained Earnings	Comprehensive Income (Loss)	Total

Balance December 31, 1999	6,647,059	$5,627	$14,602	$31,376	$(1,351)	$50,254

Net income	—	—	—	11,592	—	11,592
Change in other comprehensive income, net of tax	—	—	—	—	1,372	1,372
Shares issued for stock options exercised and employee benefit plans	39,368	131	520	—	—	651
Cash dividends, $0.39 per share	—	—	—	(2,588)	—	(2,588)
Shares repurchased	(48,950)	(163)	(830)	—	—	(993)

Balance December 31, 2000	6,637,477	5,595	14,292	40,380	21	60,288

Net income	—	—	—	13,542	—	13,542
Change in other comprehensive income, net of tax	—	—	—	—	624	624
Shares issued for stock options exercised and employee benefit plans	54,938	183	557	—	—	740
Cash dividends, $0.45 per share	—	—	—	(2,998)	—	(2,998)
Shares repurchased	(20,121)	(67)	(445)		—	(512)

Balance December 31, 2001	6,672,294	5,711	14,404	50,924	645	71,684

Net income	—	—	—	15,650	—	15,650
Change in other comprehensive income, net of tax	—	—	—	—	1,594	1,594
Shares issued for stock options exercised and employee benefit plans	63,237	209	1,082	—	—	1,291
Cash dividends, $0.52 per share	—	—	—	(3,493)	—	(3,493)
Shares repurchased	(19,000)	(62)	(597)		—	(659)

Balance December 31, 2002	6,716,531	$5,858	$14,889	$63,081	$2,239	$86,067

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2002	2001	2000

Net income	$15,650	$13,542	$11,592

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	1,579	652	1,448
Less reclassification adjustment for gains included in net income	—	—	—
Minimum pension liability adjustment	15	(28)	(76)

Other comprehensive income	1,594	624	1,372

Comprehensive income	$17,244	$14,166	$12,964

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2002	2001	2000

Operating activities
Net income	$15,650	$13,542	$11,592
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,500	4,220	2,840
Depreciation, amortization and accretion, net	2,224	1,831	1,798
Provision for deferred income taxes	(43)	(335)	(987)
Gains on sales of securities available for sale		—	—
Gains on sales of mortgage loans held for sale	(3,192)	(1,995)	(1,043)
Loss on the disposal of premises and equipment	198		—
(Gain) loss on the sale of other real estate	(18)	28	—
Origination of mortgage loans held for sale	(183,718)	(121,481)	(50,253)
Proceeds from sales of mortgage loans held for sale	173,339	111,843	51,574
Income tax benefit of stock options exercised	327	162	37
Increase in accrued interest receivable and other assets	(1,779)	(301)	(4,785)
Increase (decrease) in accrued interest payable and other liabilities	5,996	949	(28)
Net cash provided by operating activities	13,484	8,463	10,745

Investing activities
Net (increase) decrease in federal funds sold	(4,364)	28,802	(23,020)
Purchases of securities available for sale	(186,716)	(33,850)	(13,654)
Proceeds from sales of securities available for sale	—	—	—
Proceeds from maturities of securities available for sale	148,111	27,809	8,635
Proceeds from maturities of securities held to maturity	4,555	3,023	4,504
Net increase in loans	(44,247)	(115,296)	(118,621)
Purchases of premises and equipment	(4,950)	(3,619)	(2,678)
Proceeds from sales of other real estate	379	839	1,401
Net cash used in investing activities	(87,232)	(92,292)	(143,433)

Financing activities
Net increase in deposits	107,536	27,894	155,695
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(26,372)	26,755	(1,179)
Net increase (decrease) in other short-term borrowings	777	67	(2,141)
Repayments of long-term debt	(30)	(1,830)	—
Net proceeds from long-term debt - trust preferred securities	—	18,944
Issuance of common stock	964	578	614
Common stock repurchases	(659)	(512)	(993)
Cash dividends paid	(3,353)	(2,861)	(2,524)
Net cash provided by financing activities	78,863	69,035	149,472

Net increase (decrease) in cash and cash equivalents	5,115	(14,794)	16,784

Cash and cash equivalents at beginning of year	29,803	44,597	27,813

Cash and cash equivalents at end of year	$34,918	$29,803	$44,597

Supplemental cash flow information:
Income tax payments	$7,200	$6,588	$5,500
Cash paid for interest	22,484	30,863	28,989

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

The Bank is engaged in commercial and retail banking services, trust and investment management services, and mortgage banking services. Bancorp’s market area is Louisville, Kentucky and surrounding communities including southern Indiana.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components.  Comprehensive Income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, net unrealized gains and losses on available for sale investment securities and minimum pension liability adjustments.  This statement requires only additional disclosures in the consolidated financial statements; it does not affect Bancorp’s financial position or results of operations.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Securities

Securities intended to be held until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  For securities for which impairment is other than temporary, losses are reflected in operations.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value.

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

Loans are classified as impaired when it is probable the Bank will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans’ effective interest rate or at the estimated fair value of the loans’ collateral, if applicable. Generally, impaired loans do not accrue interest.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that adequately provides for losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various loan categories and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

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

Other Assets

Bancorp ceased the amortization of goodwill effective January 1, 2002.  The amount of goodwill impairment, if any, is measured and evaluated annually.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value and realized gains or losses are reflected in operations.

Treasury Stock

The repurchase of Bancorp’s common stock is recorded at cost, and repurchased shares return to the status of authorized, but unissued.

Income Taxes

Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its seventeen banking locations in Louisville and southern Indiana.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in three reportable operating segments: commercial and retail banking, investment management and trust and mortgage banking.

Stock-Based Compensation

Bancorp measures compensation cost for stock-based compensation plans as the difference between the exercise price of the options granted and the fair market value of Bancorp’s stock at the grant date.  Bancorp discloses proforma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.  In addition, Bancorp is awaiting further guidance and clarity that may result from current Financial Accounting Standards Board and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

Bancorp’s as reported and proforma information for the years ended December 31 follow:

(In thousands, except per share data)	2002	2001	2000
Net income, as reported	$15,650	$13,542	$11,592
Less: stock-based compensation expense determined underfair value method, net of tax	376	313	250
Proforma net income	$15,274	$13,229	$11,342

Basic EPS:
As reported	$2.33	$2.03	$1.75
Proforma	2.28	1.99	1.71
Diluted EPS:
As reported	2.25	1.96	1.70
Proforma	2.19	1.92	1.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2002	2001	2000
Assumptions Used in Option Valuation
Dividend yield	1.52%	1.54%	1.54%
Expected volatility	17.15%	17.39%	16.33%
Risk free interest rate	5.31%	5.02%	6.60%
Expected life of options (in years)	7.0	7.0	7.0

Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Bancorp ceased the amortization of goodwill effective January 1, 2002 with the adoption of SFAS No. 142.  At that date unamortized goodwill was $682,000. Bancorp believes the impact of adopting SFAS No. 142 was immaterial to the consolidated financial statements, as goodwill and intangible amortization prior to adoption was approximately $70,000 per year.

Effective January 1, 2002, Bancorp adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of Bancorp.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement will not have a material effect on Bancorp’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a material effect on Bancorp’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, “Business Combinations.” SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting or Certain Acquisitions of Banking or Thrift Institutions,” which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of this Statement did not have a material effect on the Bancorp’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to most types of guarantees except for, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, and guarantees of a company’s own future performance. Historically, the guarantor has not recorded guarantees until it was probable that a payment would be required under the guarantee. The new accounting requirements now require a guarantor to record a liability at its fair value at the time the guarantee is made. Certain guarantees are subject to the disclosure requirements of FIN 45, but not to its recognition provisions. These guarantees include, but are not limited to, guarantees treated as derivatives under SFAS No. 133, guarantees that are considered contingent consideration in a business combination, and guarantees issued between parent corporations and their subsidiaries or between entities under common control. The new disclosure requirements require a guarantor to disclose the following about each guarantee: the overall details of the guarantee, the maximum, potential amount of future payments that could be required, the carrying amount of the guarantor’s obligation under the guarantee, the fair value of the liability included in the statement of financial position, and the nature and extent of recourse provisions and collateral related to the guarantee and the extent of any potential amounts that the guarantor may, recover from third parties as a result of payments made under the guarantee. The new accounting requirements are to be applied prospectively to any guarantees issued or modified after December 31, 2002. The new disclosure requirements are applicable to all guarantees covered by this interpretation, no matter when issued, and are effective for interim or annual financial statements for periods ending after December 15, 2002. Additional information related to Bancorp’s significant guarantees are disclosed in Footnote 16 in the notes to Bancorp’s 2002 audited consolidated financial statements. The adoption of FIN 45 did not have a material effect on Bancorp’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more frequent and prominent disclosures in the financial statements about the effects of stock-based compensation. It also provides alternative methods for voluntary transition to the expense recognition method of accounting for stock options. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are included in this note to Bancorp’s 2002 audited consolidated financial statements. The adoption of this Statement did not have an effect on Bancorp’s consolidated financial statements.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 2002, the amount of those required reserve balances was approximately $9,155,000.

(3) Securities

The amortized cost and approximate fair value of securities available for sale follow:

	Amortized Cost	Unrealized		Approximate Fair Value
(In thousands)		Gains	Losses

December 31, 2002
U.S. Treasury and federal agencies	$87,898	$2,246	$—	$90,144
Mortgage-backed securities	3,506	179	—	3,685
Obligations of states and political subdivisions	18,417	1,253	4	19,666
Other	4,225	40	—	4,265

	$114,046	$3,718	$4	$117,760

December 31, 2001
U.S. Treasury and federal agencies	$50,711	$1,168	$183	$51,696
Mortgage-backed securities	4,361	28	7	4,382
Obligations of states and political subdivisions	17,951	382	67	18,266
Other	2,540	—	—	2,540

	$75,563	$1,578	$257	$76,884

Other securities include Federal Home Loan Bank stock of $2,975,000 at December 31, 2002 and $2,540,000 at December 31, 2001.  The balance of other securities at December 31, 2002 consists of trust preferred securities.

The amortized cost and approximate fair value of securities held to maturity follow:

	Amortized Cost	Unrealized		Approximate Fair Value
(In thousands)		Gain	Losses

December 31, 2002
Mortgage-backed securities	$3,538	$125	$—	$3,663
Obligations of states and political subdivisions	5,835	361	—	6,196

	$9,373	$486	$—	$9,859

December 31, 2001
Mortgage-backed securities	$5,720	$145	$—	$5,865
Obligations of states and political subdivisions	8,158	151	—	8,309

	$13,878	$296	$—	$14,174

A summary of debt securities as of December 31, 2002 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than the contractual maturities.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$39,242	$39,442	$490	$490
Due after one year through five years	46,021	48,236	4,961	5,285
Due after five years through ten years	13,407	14,047	1,088	1,155
Due after ten years	11,151	11,770	2,834	2,929

	$109,821	$113,495	$9,373	$9,859

Securities with a carrying value of approximately $75,011,000 at December 31, 2002 and $63,963,000 at December 31, 2001 were pledged to secure public deposits and certain borrowings.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2002	2001

Commercial and industrial	$175,002	$154,965
Construction and development	34,910	55,944
Real estate mortgage	484,330	422,290
Consumer	124,331	144,242

	$818,573	$777,441

The Bank’s credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s market area, which encompasses Louisville, Kentucky and surrounding communities including southern Indiana.

Information about impaired loans follows:

	December 31,
(In thousands)	2002	2001

Principal balance of impaired loans	$4,840	$3,775
Impaired loans with a valuation allowance	2,902	1,747
Amount of valuation allowance	826	599
Impaired loans with no valuation allowance	1,937	2,028
Average balance of impaired loans for year	4,314	3,113

Interest income on impaired loans (cash basis) was $110,000, $157,000 and $32,000 in 2002, 2001, and 2000, respectively.  Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $669,000, $512,000 and $271,000 in 2002, 2001 and 2000, respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $4,952,000 and $4,994,000 at December 31, 2002 and 2001, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers.  During 2002, new loans of $24,595,000 were made to officers and directors and affiliated companies and repayments amounted to $23,277,000.  An additional $1,360,000 reduction in loans to directors was due to the resignation of a board member during the year.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 follows:

	Years Ended December 31,
(In thousands)	2002	2001	2000

Balance at January 1	$10,965	$9,331	$7,336
Provision for loan losses	4,500	4,220	2,840
Loans charged off	3,966	2,789	1,450
Recoveries	206	203	605

Net loan charge-offs	3,760	2,586	845

Balance at December 31	$11,705	$10,965	$9,331

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2002	2001

Land	$3,221	$3,221
Buildings and improvements	15,731	15,078
Furniture and equipment	13,752	11,813
Construction in progress	657	2

	33,361	30,114

Accumulated depreciation and amortization	11,340	10,693

	$22,021	$19,421

Depreciation expense related to premises and equipment was $2,152,000 in 2002, $1,695,000 in 2001 and $1,601,000 in 2000.

(6) Income Taxes

Income taxes consist of the following:

	Years Ended December 31,
(In thousands)	2002	2001	2000

Applicable to operations:
Current	$7,521	$6,475	$6,420
Deferred	(43)	(335)	(987)

Total applicable to operations	7,478	6,140	5,433

Charged (credited) to stockholders’ equity:
Unrealized gain on securities available for sale	824	345	772
Stock options exercised	(327)	(162)	(37)
Minimum pension liability adjustment	8	(15)	(41)

	$7,983	$6,308	$6,127

An analysis of the difference between the statutory and effective tax rates follows:

	Years Ended December 31,
	2002	2001	2000

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	-2.1%	-2.4%	-2.0%
Other, net	-0.6%	-1.4%	-1.1%

	32.3%	31.2%	31.9%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2002	2001

Deferred tax assets
Allowance for loan losses	$4,096	$3,838
Deferred compensation	845	816
Other	228	159

Total deferred tax assets	5,169	4,813

Deferred tax liabilities
Securities	1,676	795
Property and equipment	618	354
Other	16	16

Total deferred tax liabilities	2,310	1,165

Net deferred tax asset	$2,859	$3,648

No valuation allowance for deferred tax assets was recorded as of December 31, 2002 and 2001 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(7) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2002	2001

Interest bearing demand	$230,587	$186,284
Savings	35,328	30,531
Money market	98,951	64,107
Time deposits greater than $100,000	106,501	120,094
Other time deposits	258,215	234,370

	$729,582	$635,386

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $4,712,000, $6,492,000 and $5,348,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002, the scheduled maturities of time deposits were as follows:

(In thousands)

2003	$170,350
2004	120,379
2005	38,737
2006	11,989
2007 and thereafter	23,261

$364,716

(8) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2002	2001

Average balance during the year	$53,491	$48,376
Average interest rate during the year	1.57%	3.39%
Maximum month-end balance during the year	$56,988	$51,543

(9) Long-term Debt

The Bank has subordinated debentures outstanding amounting to $240,000 at December 31, 2002 and $270,000 at December 31, 2001. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2002, the rate on these debentures was 3.75%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

Bancorp had a $6,000,000 line of credit with a correspondent bank in 2001. This line of credit was terminated in 2002, as Bancorp had no immediate need to borrow funds.  The balance outstanding at December 31, 2001 was $0. The interest rate on the line was indexed to either LIBOR or the lending bank’s prime rate with payments due quarterly. The terms of the note included a number of financial and general covenants, including capital and return on asset requirements as well as restrictions on additional long-term debt, future mergers and significant dispositions without the consent of the lender.  Bancorp believes they could obtain borrowings under similar terms at any time without the expense of maintaining a line of credit.

(10)  Long-term Debt – Trust Preferred Securities

On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (the Securities) which mature on June 30, 2031; however prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  Proceeds from issuance of the securities, net of underwriting fees and offering expenses were $18.9 million.  The principal asset of the Trust is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture also bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all the common securities of the Trust.

The securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events.  The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

The obligations of Bancorp with respect to the issuance of the Securities constitute a full, irrevocable and unconditional guarantee on a subordinated basis by Bancorp of the Trust’s obligation with respect to the Securities.

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

(11) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2002	2001	2000

Net income, basic and diluted	$15,650	$13,542	$11,592

Average shares outstanding	6,711	6,660	6,634
Effect of dilutive securities	259	241	185

Average shares outstanding including dilutive securities	6,970	6,901	6,819

Net income per share, basic	$2.33	$2.03	$1.75

Net income per share, diluted	$2.25	$1.96	$1.70

(12) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.  The Bank also has a standby letter of credit from the FHLB for $25 million outstanding at December 31, 2002.  Due to a change in Kentucky law, excess cash balances in Investment Management and Trust customer accounts, formerly invested in external mutual funds, may now be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

(13) Employee Benefit Plans

The Bank has an employee stock ownership plan, a 401(k) profit sharing plan and a non-qualified deferred compensation plan. All plans are defined contribution plans.  Prior to March 2001, the Bank also had a money purchase plan.  This plan was eliminated during 2001 and the assets of the plan were combined with the profit sharing plan.  The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 2002, 2001, and 2000 were $776,000, $824,000, and $1,094,000, respectively. Contributions are made in accordance with the terms of the plans. As of December 31, 2002 and 2001, the employee stock ownership plan held 91,414 and 89,489, respectively, shares of Company stock.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. At December 31, 2002 and 2001 the accumulated benefit obligations for the plan were $1,804,000 and $1,769,000, respectively.  A discount rate of 6.75% in 2002 and 2001 was used in determining the actuarial present value of the projected benefit obligation. Expenses of the plan were $171,000 in 2002, $242,000 in 2001 and $132,000 in 2000.

Obligations for other post-retirement and post-employment benefits are not significant.

(14) Stock Options

In 1995, shareholders approved a stock incentive plan.  Under this plan there have been a total of 720,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors. As of December 31, 2002, 92,000 shares were available for future grant.  Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at an exercise price of $0.861 per share were granted in 1984 below the market value of the Bank’s common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Activity with respect to outstanding options follows:

	Shares	Weighted average price per share

Outstanding at December 31, 1999	391,364	$11.19
Granted	138,950	20.79
Exercised	(14,724)	7.52
Forfeited	(13,750)	21.41

Outstanding at December 31, 2000	501,840	12.43
Granted	81,500	33.53
Exercised	(52,416)	9.22
Forfeited	(4,200)	20.70

Outstanding at December 31, 2001	526,724	17.14
Granted	74,200	39.09
Exercised	(50,224)	9.97
Forfeited	(1,700)	30.32

Outstanding at December 31, 2002	549,000	$20.72

The weighted average fair values of options granted in 2002, 2001 and 2000 were $10.47, $8.72 and $5.70, respectively.

Options outstanding at December 31, 2002 were as follows:

Option price per share	Expiration	Shares	Options exercisable

$0.861	none	8,520	8,520
6.421	2004	29,360	29,360
7.25-8.375	2005	133,860	133,860
14.500	2007	26,300	26,300
20.500	2008	25,200	20,400
23.938-24.00	2009	42,360	34,560
20.25-21.00	2010	129,300	88,320
23.90-33.60	2011	79,900	39,140
38.10-39.10	2012	74,200	—

		549,000	380,460

(15) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2003, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $29,125,000.

(16) Commitments and Contingent Liabilities

As of December 31, 2002, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $174,707,000, including standby letters of credit of $10,563,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $802,000 in 2003; $869,000 in 2004; $870,000 in 2005; $823,000 in 2006; $802,000 in 2007 and $2,916,000 in the aggregate thereafter. Rent expense, net of sublease income, was $673,000 in 2002, $615,000 in 2001, and $655,000 in 2000.

Also, as of December 31, 2002, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(17) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2002		2001
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$39,500	$39,500	$30,021	$30,021
Mortgage loans held for sale	27,534	27,374	13,963	13,963
Securities	127,133	127,619	90,762	91,058
Loans, net	806,868	814,521	766,476	773,258
Accrued interest receivable	4,389	4,389	4,616	4,616

Financial liabilities
Deposits	$861,087	$872,707	$753,551	$762,684
Short-term borrowings	55,316	55,316	80,911	80,911
Long-term debt	20,240	21,544	20,270	20,549
Accrued interest payable	406	406	546	546

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(158)	—	(163)

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

Mortgage loans held for sale

The fair value of mortgage loans held for sale is determined by market quotes for each loan based on loan type, term and size.

Loans, net

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

Limitations

The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2002.

As of December 2002 and 2001, the most recent notifications from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier I ratio of at least 6%; and a leverage ratio of at least 5%. All banks are required to have a total capital ratio of at least 8%, a Tier I ratio of at least 4% and a leverage ratio of at least 3%.  There are no conditions or events since those notifications that management believes have changed the Bank’s categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2002 and 2001 follows:

	2002 Actual		2001 Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total risk-based capital(1)
Consolidated	$112,953	14.48%	$99,926	13.14%
Bank	109,138	14.01%	90,889	11.98%

Tier 1 risk-based capital(1)
Consolidated	102,934	13.19%	90,130	11.85%
Bank	98,897	12.69%	81,119	10.69%

Leverage(2)
Consolidated	102,934	9.81%	90,130	9.69%
Bank	98,897	9.46%	81,119	8.78%

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

(19) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2002	2001

Assets
Cash on deposit with subsidiary bank	$696	$5,988
Investment in and receivable from subsidiary bank	104,322	85,710
Securities available for sale (amortized cost of $1,250 in 2002)	1,289	—
Other assets	2,271	2,091

Total assets	$108,578	$93,789

Liabilities and stockholders' equity
Other liabilities	$2,511	$2,105
Long-term debt	20,000	20,000
Stockholders' equity	86,067	71,684

Total liabilities and stockholders' equity	$108,578	$93,789

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2002	2001	2000

Income - Dividends from subsidiary bank	$—	$3,132	$2,731
Income - Interest income from securities	28	—	—
Expenses	2,048	1,415	278
(Loss) income before income taxes and equity in undistributed net income of subsidiary	(2,020)	1,717	2,453
Income tax benefit	707	496	97
(Loss) income before equity in undistributed net income of subsidiary	(1,313)	2,213	2,550
Equity in undistributed net income of subsidiary	16,963	11,329	9,042

Net income	$15,650	$13,542	$11,592

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2002	2001	2000

Operating activities
Net income	$15,650	$13,542	$11,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(16,963)	(11,329)	(9,042)
Increase (decrease) in receivable from subsidiary	719	(704)	(506)
Income tax benefit of stock options exercised	327	162	37
Increase in other assets	(193)	(59)	(115)
Increase (decrease) in other liabilities	266	(55)	405

Net cash (used in) provided by operating activities	(194)	1,557	2,371

Investing activities
Purchases of securities available for sale	(1,250)	—	—
Increase in capital investment in subsidiary	(800)	(10,200)	—

Net cash used in investing activities	(2,050)	(10,200)	—

Financing activities
Repayments of long-term debt	—	(1,800)	—
Net proceeds from long-term debt - trust preferred securities	—	18,944	—
Issuance of common stock	964	578	614
Common stock repurchases	(659)	(512)	(993)
Cash dividends paid	(3,353)	(2,861)	(2,524)

Net cash (used) provided by financing activities	(3,048)	14,349	(2,903)

Net (decrease) increase in cash	(5,292)	5,706	(532)

Cash at beginning of year	5,988	282	814

Cash at end of year	$696	$5,988	$282

(20) Segments

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2002	2001	2000

Net interest income
Commercial and retail banking	$39,846	$34,470	$30,625
Investment management and trust	108	29	67
Mortgage banking	626	446	462

Total	$40,580	$34,945	$31,154

Non-interest income
Commercial and retail banking	$9,635	$8,970	$7,111
Investment management and trust	9,092	7,917	6,850
Mortgage banking	3,848	2,599	1,454

Total	$22,575	$19,486	$15,415

Net income
Commercial and retail banking	$12,201	$10,823	$9,066
Investment management and trust	2,336	2,094	2,142
Mortgage banking	1,113	625	384

Total	$15,650	$13,542	$11,592

Independent Auditors’ Report

To the Board of Directors and Stockholders

S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky

January 23, 2003

Management’s Report on Consolidated Financial Statements

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

Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that its established policies and procedures are carefully followed. Management believes that Bancorp’s system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Management also seeks to assure the objectivity and integrity of Bancorp’s financial data by the careful selection and training of qualified personnel, an internal audit function and organizational arrangements that provide an appropriate division of responsibility.

Bancorp’s independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which provide for consideration of Bancorp’s internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

The Board of Directors pursues its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically and privately with management, the internal auditors, and the independent auditors to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to the Board of Directors.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10.     Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 1. ELECTION OF DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks – Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico – Manging Director, Acordia of Kentucky;

Jack M. Crowner – Cwner, Jack Crowner & Associates;

Charles R. Edinger, III – Vice President, J. Edinger & Son. Inc.;

Carl T. Fischer, Jr. – Farmer and horse breeder;

Stanley A. Gall, M.D. – Professor of Obstetrics and Gynecology, University of Louisville;

David P. Heintzman – President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Bruce P. Madison – President and CEO, Plumbers Supply Company, Inc.;

Jefferson T. McMahon – Retired; private investor;

Nicholas X. Simon – President and CEO, Publishers Printing Company, LLC;

Norman Tasman – President, Tasman Industries and Tasman Hide Processing;

Kathy C. Thompson – Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

In accordance with Bancorp’s by-laws, Jack M. Crowner and Carl T. Fischer, Jr. will retire from the Board of Directors after the 2003 annual meeting.

Item 11.     Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “CORPORATE GOVERNANCE AND OTHER MATTERS – BOARD OF DIRECTORS’ MEETINGS, COMMITTEES AND FEES” in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information appearing under the headings “REPORT ON EXECUTIVE COMPENSATION” and “Shareholder Return Performance Graph” in the section entitled “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The following table furnishes common shares authorized for issuance under equity compensation plans.  Bancorp has currently only issued stock options as equity compensation. The 1995 Stock Incentive Plan does include stock appreciation rights; however, it does not contain provisions for stock warrants. For further information on stock options see footnote 14 in Form 10-K.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compenastion plans

Equity compensation plans approved by shareholders	511,120	$21.87	92,000

Equity compensation plans not approved by shareholders(1)	37,880	5.17	—

Total	549,000	$20.72	92,000

(1) These options were granted under the 1984 Stock Option Plan under which all options have been granted.  The last grant under this plan occurred in 1994.  Of the remaining outstanding options, 8,520 options were granted at a strike price below market value and do not expire.  All others were granted at market value and expire in 2004.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14.     Controls and Procedures

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

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(a) 3.                                  List of Exhibits

3.1

Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988.  Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.2

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989.  Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.3

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.  Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.4

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.  Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.5	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.1*	S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.2*

Stock Yards Bank &Trust Company Senior Officers Security Plan adopted December 23, 1980.  Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.3*

Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors.  Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.4*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.  Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.5*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.  Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.6*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.  Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.7*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.8*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.  Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.9*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman. Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.10*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and Kathy C. Thompson. Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.11*

Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.  Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.12*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.

*       Indicates matters related to executive compensation.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp’s reasonable expenses in furnishing the exhibits.

(b)	Reports on Form 8-K
None
(c)	Exhibits
The exhibits listed in response to Item 14(a) 3 are filed as a part of this report.
(d)	Financial Statement Schedules
None

Where You Can Find More Information

Bancorp is subject to the informational requirements of the Securities and Exchange Act of 1934 and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form    8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  Bancorp’s public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that web site is http://www.sec.gov.  In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our web site as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that web site is http://www.syb.com.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2003	S.Y. BANCORP, INC.

	BY:	/s/ David H. Brooks
David H. Brooks
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David H. Brooks	Chairman and Chief Executive Officer and	March 18, 2003
David H. Brooks	Director (principal executive officer)

/s/ David P. Heintzman	President and Director	March 18, 2003
David P. Heintzman

/s/ Nancy B. Davis	Executive Vice President, Secretary, Treasurer	March 18, 2003
Nancy B. Davis	and Chief Financial Officer (principal financial
and accounting officer)

/s/ James E. Carrico	Director	March 18, 2003
James E. Carrico

/s/ Jack M. Crowner	Director	March 18, 2003
Jack M. Crowner

/s/ Charles R. Edinger, III	Director	March 18, 2003
Charles R. Edinger, III

/s/ Carl T. Fischer, Jr.	Director	March 18, 2003
Carl T. Fischer, Jr.

/s/ Stanley A. Gall	Director	March 18, 2003
Stanley A. Gall, M.D.

/s/ Bruce P. Madison	Director	March 18, 2003
Bruce P. Madison

/s/ Jefferson T. McMahon	Director	March 18, 2003
Jefferson T. McMahon

/s/ Nicholas X. Simon	Director	March 18, 2003
Nicholas X. Simon

/s/ Norman Tasman	Director	March 18, 2003
Norman Tasman

/s/ Kathy C. Thompson	Executive Vice President and Director	March 18, 2003
Kathy C. Thompson

CERTIFICATION

I, David H. Brooks, Chairman and Chief Executive Officer of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

CERTIFICATION

I, David P. Heintzman, President of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	/s/ David P. Heintzman
David P. Heintzman, President

CERTIFICATION

I, Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer of S.Y. Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of S.Y. Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual report of S.Y. Bancorp, Inc. on Form 10-K for the period ending December 31, 2002 (the “Report”), we, the undersigned, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:  (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of S.Y. Bancorp, Inc. as of and for the periods presented in the Report.

Date:	March 20, 2003	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	March 20, 2002	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	March 20, 2002	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer

Index to Exhibits

Exhibit Number

3.1

Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on January 12, 1988.  Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.2

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 8, 1989.  Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.3

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on June 30, 1994.  Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.4

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998.  Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.5	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.1*	S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.2*

Stock Yards Bank &Trust Company Senior Officers Security Plan adopted December 23, 1980.  Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.3*

Form of Indemnification agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors.  Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.4*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David H. Brooks.  Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.5*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and David P. Heintzman.  Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.6*

Senior Executive Severance Agreement executed in July, 1994 between Stock Yards Bank & Trust Company and Kathy C. Thompson.  Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.7*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.8*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David H. Brooks.  Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.9*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and David P. Heintzman. Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.10*

Amendment Number One to the Senior Executive Severance Agreement executed in February, 1997 between Stock Yards Bank & Trust Company and Kathy C. Thompson. Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.11*

Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis.  Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.12*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.

* Indicates matters related to executive compensation.