Form 10-Q
period 2003-03-31
S Y BANCORP INC
filed 2003-05-12
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Common Stock, no par value – 6,756,598

shares issued and outstanding at May 8, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

–	Unaudited Consolidated Balance Sheets March 31, 2003 and December 31, 2002

–	Unaudited Consolidated Statements of Income for the three months ended March 31, 2003 and 2002

–	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

–	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2003

–	Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2003 and 2002

Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

(In thousands, except share data)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$33,027	34,918
Federal funds sold	53,427	4,582
Mortgage loans held for sale	16,452	27,534
Securities available for sale (amortized cost $97,376 in 2003 and $114,046 in 2002)	100,741	117,760
Securities held to maturity (approximate fair value $7,789 in 2003 and $9,859 in 2002)	7,370	9,373

Loans	835,519	818,573
Less allowance for loan losses	11,999	11,705
Net loans	823,520	806,868

Premises and equipment, net	22,839	22,021
Accrued interest receivable and other assets	16,915	16,624

Total assets	$1,074,291	1,039,680

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$142,859	131,505
Interest bearing	753,829	729,582
Total deposits	896,688	861,087

Securities sold under agreements to repurchase and federal funds purchased	50,874	52,659
Other short-term borrowings	56	2,657
Accrued interest payable and other liabilities	16,847	16,970
Long-term debt	210	240
Long-term debt - trust preferred securities	20,000	20,000
Total liabilities	984,675	953,613
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,754,618 and 6,716,531 shares issued and outstanding in 2003 and 2002, respectively	5,985	5,858
Surplus	15,359	14,889
Retained earnings	66,264	63,081
Accumulated other comprehensive income	2,008	2,239
Total stockholders’ equity	89,616	86,067

Total liabilities and stockholders’ equity	$1,074,291	1,039,680

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended March 31, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
Interest income:
Loans	$13,557	14,160
Federal funds sold	95	66
Mortgage loans held for sale	216	85
Securities - taxable	882	845
Securities - tax-exempt	261	298
Total interest income	15,011	15,454
Interest expense:
Deposits	4,017	5,005
Securities sold under agreements to repurchase and federal funds purchased	167	278
Other short-term borrowings	2	9
Long-term debt	2	3
Long-term debt - trust preferred securities	450	450
Total interest expense	4,638	5,745
Net interest income	10,373	9,709
Provision for loan losses	700	900
Net interest income after provision for loan losses	9,673	8,809
Non-interest income:
Investment management and trust services	2,026	2,042
Service charges on deposit accounts	1,899	1,670
Bankcard transaction revenue	248	188
Gains on sales of mortgage loans held for sale	942	381
Brokerage commissions and fees	264	323
Other	475	444
Total non-interest income	5,854	5,048
Non-interest expenses:
Salaries and employee benefits	5,575	4,831
Net occupancy expense	572	478
Data processing expense	868	702
Furniture and equipment expense	232	233
State bank taxes	278	205
Other	1,899	1,883
Total non-interest expenses	9,424	8,332
Income before income taxes	6,103	5,525
Income tax expense	1,974	1,822

Net income	$4,129	3,703

Net income per share:
Basic	$0.61	0.55
Diluted	$0.59	0.53
Average common shares outstanding
Basic	6,737,105	6,690,135
Diluted	6,967,460	6,943,826

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

(In thousands)

	2003	2002
Operating activities:
Net income	$4,129	3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	900
Depreciation, amortization and accretion, net	643	483
Gains on sales of mortgage loans held for sale	(942)	(381)
Origination of mortgage loans held for sale	(106,649)	(23,335)
Proceeds from sale of mortgage loans held for sale	118,673	31,434
Gain on the sale of other real estate	(5)	(12)
Income tax benefit of stock options exercised	286	38
Increase in accrued interest receivable and other assets	(1,066)	(1,931)
(Decrease) increase in accrued interest payable and other liabilities	(129)	792
Net cash provided by operating activities	15,640	11,691
Investing activities:
Net increase in federal funds sold	(48,845)	(42,089)
Purchases of securities available for sale	(12,638)	(19,526)
Proceeds from maturities of securities available for sale	29,274	907
Proceeds from maturities of securities held to maturity	2,008	1,965
Net increase in loans	(16,818)	(1,017)
Purchases of premises and equipment	(1,432)	(735)
Proceeds from sales of other real estate	364	75
Net cash used by investing activities	(48,087)	(60,420)
Financing activities:
Net increase in deposits	35,601	80,294
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,785)	(23,031)
Net decrease in other short-term borrowings	(2,601)	(709)
Repayment of long term debt	(30)	—
Issuance of common stock for options and dividend reinvestment plan	352	507
Common stock repurchases	(41)	—
Cash dividends paid	(940)	(801)
Net cash provided by financing activities	30,556	56,260
Net (decrease) increase in cash and cash equivalents	(1,891)	7,531
Cash and cash equivalents at beginning of period	34,918	29,803
Cash and cash equivalents at end of period	$33,027	37,334
Supplemental cash flow information:
Income tax payments	$—	—
Cash paid for interest	$4,720	5,750

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2003

(In thousands, except share and per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance December 31, 2002	6,716,531	$5,858	$14,889	$63,081	$2,239	$86,067

Net income	—	—	—	4,129	—	4,129

Change in other comprehensive income (loss), net of tax	—	—	—	—	(231)	(231)

Shares issued for stock options exercised and dividend reinvestment plan	39,300	131	507	—	—	638

Cash dividends declared, $0.14 per share	—	—	—	(946)	—	(946)

Shares repurchased	(1,213)	(4)	(37)	—	—	(41)

Balance March 31, 2003	6,754,618	$5,985	$15,359	$66,264	$2,008	$89,616

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2003 and 2002

(In thousands)

	2003	2002

Net income	$4,129	3,703
Other comprehensive loss, net of tax:
Unrealized holding loss on securities available for sale arising during the period	(231)	(307)
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive loss	(231)	(307)

Comprehensive income	$3,898	3,396

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2002 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the quarter ended March 31, 2003 are not necessarily indicative of the results for the entire year.

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

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

Bancorp’s as reported and proforma information for the three months ended March 31 follow:

	Three Months Ended March 31
(In thousands, except per share data)	2003	2002

Net income, as reported	$4,129	$3,703
Less: stock-based compensation expense determined under fair value method, net of tax	54	42
Proforma net income	$4,075	$3,661

Basic EPS:
As reported	$0.61	$0.55
Proforma	0.60	0.55
Diluted EPS:
As reported	0.59	0.53
Proforma	0.58	0.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended March 31
Assumptions Used in Option Valuation	2003	2002

Dividend yield	1.52	1.54
Expected volatility	17.15	17.39
Risk free interest rate	5.31	5.02
Expected life of options	7.0	7.0

No options were granted in the first quarter of 2003 or 2002.

(2)                                 Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002, follows:

	Three Months Ended March 31
(In thousands)	2003	2002

Beginning balance	$11,705	10,965
Provision for loan losses	700	900
Loans charged off	(688)	(694)
Recoveries	282	42

Total	$11,999	11,213

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

(4)           Intangible Assets

Bancorp adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), effective January 1, 2002.  This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.

(5)           Net Income Per Share

The following table reflects, for the three month periods ended March 31, 2003 and 2002, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended March 31
	2003	2002

Net income, basic and diluted	$4,129	3,703

Average shares outstanding	6,737	6,690
Effect of dilutive securities	230	254

Average shares outstanding including dilutive securities	6,967	6,944

Net income per share, basic	$0.61	0.55
Net income per share, diluted	$0.59	0.53

(6)           Segments

The Bank’s, and thus Bancorp’s principal activities include commercial and retail banking, investment management and trust, and mortgage banking.  Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses.  Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, but retains no servicing obligation for the loans.

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

Selected financial information by business segment for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31
(In thousands)	2003	2002

Net interest income:
Commercial and retail banking	$10,167	9,594
Investment management and trust	5	10
Mortgage banking	201	105

Total	$10,373	9,709

Non-interest income:
Commercial and retail banking	$2,320	2,191
Investment management and trust	2,329	2,365
Mortgage banking	1,205	492

Total	$5,854	5,048

Net income:
Commercial and retail banking	$3,215	3,064
Investment management and trust	611	595
Mortgage banking	303	44

Total	$4,129	3,703

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three months ended March 31, 2003 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2003 compared to December 31, 2002.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

(a)           Results Of Operations

Net income of $4,129,000 for the three months ended March 31, 2003 increased $426,000 or 11.5% from $3,703,000 for the comparable 2002 period.  Basic net income per share was $0.61 for the first quarter of 2003, an increase of 10.9% from the $0.55 for the same period in 2002.  Net income on a diluted basis was $0.59 for the first quarter of 2003 compared to $0.53 for the first quarter of 2002, an 11.3% increase.  Return on average assets and return on average stockholders’ equity were 1.60% and 18.92%, respectively, for the first quarter of 2003, compared to 1.58% and 20.35%, respectively, for the same period in 2002.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended March 31
(Dollars in thousands)	2003	2002

Interest income	$15,011	15,454
Tax equivalent adjustment	174	159

Interest income, tax equivalent basis	15,185	15,613

Total interest expense	4,638	5,745

Net interest income, tax equivalent basis(1)	$10,547	9,868

Net interest spread(2), annualized	3.91%	4.00%
Net interest margin(3), annualized	4.33%	4.49%

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

Fully taxable equivalent net interest income of $10,547,000 for the three months ended March 31, 2003 increased $679,000 or 6.9% from $9,868,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.91% and 4.33%, respectively, for the first quarter of 2003 and 4.00% and 4.49%, respectively, for the first quarter of 2002.  The decrease in net interest spread and margin can be attributed to the falling rates on interest earning assets that were partially offset by falling rates on interest bearing liabilities.  Assuming no further decreases in interest rates by the Federal Reserve during the remainder of 2003, management expects some contraction in Bancorp’s net interest margin as interest earning assets continue to reprice at lower rates more quickly than interest bearing liabilities.

Average earning assets increased $96,838,000, or 10.9% to $988,270,000 for the first quarter of 2003 compared to 2002, reflecting growth in both loans and securities.  Average interest bearing liabilities increased $60,313,000 or 8.0% to $810,357,000 for the first quarter of 2003 compared to 2002 primarily due to increases in interest bearing deposits.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The March 31, 2003 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change

Increase 200bp	10.86%	19.70%
Increase 100bp	5.44	9.88
Decrease 100bp	(5.76)	(10.44)
Decrease 200bp	(12.72)	(23.07)

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors.  Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay.  The decrease in the provision for the quarter, as compared to the same period in the prior year, can be attributed to the overall risk profile of the loan portfolio.  Other factors affecting the decreased provision include the fall in net charge-offs and the decline in non-performing loans from the same period in 2002.

An analysis of the changes in the allowance for loan losses and thus, the provision for loan losses follows:

	Three Months Ended March 31
(Dollars in thousands)	2003	2002

Balance at the beginning of the period	$11,705	10,965
Provision for loan losses	700	900
Loan charge-offs, net of recoveries	(406)	(652)

Balance at the end of the period	$11,999	11,213

Average loans, net of unearned income	$832,979	776,978

Provision for loan losses to average loans(1)	0.08%	0.12%

Net loan charge-offs to average loans(1)	0.05%	0.08%

Allowance for loan losses to average loans	1.44%	1.44%
Allowance for loan losses to period-end loans	1.44%	1.44%

(1) Amounts not annualized

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
(In thousands)	2003	2002

Non-interest income:
Investment management and trust services	$2,026	2,042
Service charges on deposit accounts	1,899	1,670
Bankcard transaction revenue	248	188
Gains on sales of mortgage loans held for sale	942	381
Brokerage commissions and fees	264	323
Other	475	444

Total non-interest income	$5,854	5,048

Non-interest expenses:
Salaries and employee benefits	5,575	4,831
Net occupancy expense	572	478
Data processing expense	868	702
Furniture and equipment expense	232	233
State bank taxes	278	205
Other	1,899	1,883

Total non-interest expenses	$9,424	8,332

Non-interest income increased $806,000, or 16.0%, for the first quarter of 2003, compared to the same period in 2002.

Investment management and trust services income decreased $16,000 or 0.8% in the first quarter of 2003, as compared to the same period in 2002. Trust assets under management at March 31, 2003 were $1.15 billion, which approximated December 31, 2002 and compared to $1.22 billion at March 31, 2002.  Trust assets are expressed in terms of market value.  While negative equity markets have affected total trust assets over the past year, the addition of new accounts and a favorable mix of account assets have helped offset these decreases.

Service charges on deposit accounts increased $229,000 or 13.7% in the first quarter of 2003 as compared to the same period in 2002.  Growth in service charges on deposit accounts is primarily due to increased account volumes.  Continued growth in our existing markets and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income.  The rates on service charges on deposit accounts were increased late in the first quarter of 2003.  While this had little impact on the first quarter results, it should have a meaningful impact for the rest of 2003.

Bankcard transaction revenue increase $60,000 or 31.9% in the first quarter of 2003 as compared to the same period in 2002.  This source of revenue continues to increase significantly as more and more customers utilize this electronic payment source.  These revenues should continue to grow as the use of this convenient service becomes more popular with our customers.

Gains on sales of mortgage loans were $942,000 in the first quarter of 2003 compared to $381,000 in 2002.  The Bank operates a mortgage banking company, which originates residential mortgage loans and sells the loans in the secondary market.  As long term interest rates continued to remain at or near historically low levels during the first quarter of 2003, refinancing activity was strong.  With this increased level of activity, gains on sales of loans increased commensurately.

Brokerage commissions and fees decreased $59,000 or 18.3% compared to the same period in 2002. Underperformance of the overall equity markets has affected our level of brokerage commissions, as customers remain cautious regarding their invested balances.  Despite this difficult environment, the brokerage team looks forward to opportunities presented by any improvement in the performance of the equity markets.

Other non-interest income increased $31,000 or 7.0% in the first quarter of 2003 compared to 2002. Numerous factors contributed to this increase, but it was primarily the result of various fee income related to the mortgage company.

Non-interest expenses increased $1,092,000 or 13.1% for the first quarter of 2003 as compared to the same period in 2002.  Salaries and employee benefits increased $744,000, or 15.4%, for the first quarter of 2003 compared to the same period in 2002.  This increase arose in part from regular salary increases and employees continue to be added to support the Bank’s growth.  The Bank had 372 full time equivalent employees as of March 31, 2003 and 350 full time equivalents as of March 31, 2002.  Net occupancy expense increased $94,000 or 19.7% in the first quarter of 2003 as compared to 2002.  Most of this increase is due to the opening of new facilities and periodic maintenance related to existing properties.  Data processing expense increased $166,000 or 23.6% from the same period in 2002 as the Company continued to invest in upgraded equipment to improve its infrastructure and support current and anticipated growth.  Furniture and equipment expense was flat for the first quarter of 2003 compared to 2002.  Other non-interest expenses increased $16,000 or 0.9% in the first quarter of 2003 as compared to 2002.  There were no factors that were individually significant in the change of other non-interest expenses.

Income Taxes

Bancorp had income tax expense of $1,974,000 for the first three months of 2003, compared to $1,822,000 for the same period in 2002.  The effective rate for each three month period was 32.3% in 2003 and 33.0% in 2002.

(b)           Financial Condition

Balance Sheet

Total assets increased $34,611,000 from $1,039,680,000 on December 31, 2002 to $1,074,291,000 on March 31, 2003. Average assets for the first three months of 2002 were $1,044,163,000.  Total assets at March 31, 2003 increased $76,512,000 from March 31, 2002, representing a 7.7% increase. Total liabilities increased $31,062,000 from $953,613,000 on December 31, 2002 to $984,675,000 on March 31, 2003.  Average liabilities for the first three months of 2003 were $955,668,000.  Total liabilities at March 31, 2003 increased $61,716,000 from March 31, 2002, representing a 6.7% increase.

Since year end, federal funds sold have increased $48,845,000 and loans increased $16,946,000.  These increases were funded primarily through the $35,601,000 increase in deposits and the $17,019,000 decrease in securities available for sale.  Loan growth continues to be disappointing, as the lack of a meaningful rebound in business activity has presented fewer opportunities for new business.  The Company continues to grow its deposit base and has positioned its commercial lending group to take advantage of a positive change in the overall business environment.

Non-performing Loans and Assets

Non-performing loans totaled $5,686,000 at March 31, 2003, which included non-accrual loans of $4,347,000 and loans past due over 90 days of $1,339,000.  Non-performing loans were $5,594,000 at December 31, 2002. This represents 0.68% of total loans at March 31, 2003 and December 31, 2002.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $6,167,000 at March 31, 2003 and $5,992,000 at December 31, 2002.  This represents 0.57% of total assets at March 31, 2003 compared to 0.58% at December 31, 2002.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a member of the FHLB, the Bank has access to credit products of the FHLB.  To date, the Bank has not needed to access this source of funds.  Additionally, the Bank has available federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 2003, the Bank may pay up to $32,173,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(d)                                 Capital Resources

At March 31, 2003, stockholders’ equity totaled $89,616,000, an increase of $3,549,000 since December 31, 2002.  Accumulated other comprehensive income that for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $2,008,000 at March 31, 2003 and $2,239,000 at December 31, 2002.  The change in other comprehensive income since year end is a reflection of the effect of changes in interest rates on the valuation of the portfolio in combination with any changes in the make-up of the portfolio holdings.

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

At March 31, 2003, Bancorp’s tier 1, total risk based capital and leverage ratios were 13.09%, 14.36% and 10.05%, respectively, compared to 13.19%, 14.48%, and 9.81% as of December 31, 2002.  These ratios exceed the minimum required by regulators to be well capitalized.

(e)           Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material effect on Bancorp’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires more frequent and prominent disclosures in the financial statements about the effects of stock-based compensation. It also provides alternative methods for voluntary transition to the expense recognition method of accounting for stock options. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are included in Footnote 1 in the notes to Bancorp’s 2002 audited consolidated financial statements.  As permitted by SFAS No. 148, Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.”  This interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities’ lack of voting interest or lack of control through ownership of a voting interest.  The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary.  Certain disclosures about the variable interest entity and the enterprise’s involvement are required by both the primary beneficiary and by enterprise that has a significant interest in a variable interest entity.  Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  If it reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created.  This Interpretation is not expected to have a material effect on Bancorp’s consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit is furnished as a part of this report:

Exhibit Number	Description of Exhibit

99	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: May 12, 2003	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date: May 12, 2003	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date: May 12, 2003	By:	/s/ Nancy B. Davis
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

Date: May 12, 2003	By:	/s/ David H. Brooks
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

Date: May 12, 2003	By:	/s/ David P. Heintzman
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

Date: May 12, 2003	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer