Form 10-Q
period 2003-06-30
S Y BANCORP INC
filed 2003-08-12
CIK 835324

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Common Stock, no par value - 6,774,696
shares issued and outstanding at August 8, 2003

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

•	Unaudited Consolidated Balance Sheets June 30, 2003 and December 31, 2002

•	Unaudited Consolidated Statements of Income for the three months ended June 30, 2003 and 2002

•	Unaudited Consolidated Statements of Income for the six months ended June 30, 2003 and 2002

•	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

•	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2003

•	Unaudited Consolidated Statement of Comprehensive Income for the three months ended June 30, 2003 and 2002

•	Unaudited Consolidated Statement of Comprehensive Income for the six months ended June 30, 2003 and 2002

•	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(In thousands, except share data)

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$35,377	34,918
Federal funds sold	39,326	4,582
Mortgage loans held for sale	18,131	27,534
Securities available for sale (amortized cost $101,654 in 2003 and $114,046 in 2002)	106,011	117,760
Securities held to maturity (approximate fair value $6,925 in 2003 and $9,859 in 2002)	6,468	9,373
Loans	853,149	818,573
Less allowance for loan losses	11,361	11,705
Net loans	841,788	806,868

Premises and equipment, net	24,505	22,021
Accrued interest receivable and other assets	20,038	16,624

Total assets	$1,091,644	1,039,680

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$152,339	131,505
Interest bearing	754,199	729,582
Total deposits	906,538	861,087

Securities sold under agreements to repurchase and federal funds purchased	54,007	52,659
Other short-term borrowings	839	2,657
Accrued interest payable and other liabilities	16,353	16,970
Long-term debt	210	240
Long-term debt - trust preferred securities	20,000	20,000
Total liabilities	997,947	953,613
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 6,765,919 and 6,716,531 shares issued and outstanding in 2003 and 2002, respectively	6,028	5,858
Surplus	15,619	14,889
Retained earnings	69,386	63,081
Accumulated other comprehensive income	2,664	2,239
Total stockholders’ equity	93,697	86,067

Total liabilities and stockholders’ equity	$1,091,644	1,039,680

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income
For the three months ended June 30, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002
Interest income:
Loans	$13,540	14,350
Federal funds sold	113	111
Mortgage loans held for sale	184	72
U.S. Treasury and Federal agencies	898	957
Obligations of states and political subdivisions	260	294
Total interest income	14,995	15,784
Interest expense:
Deposits	3,856	5,141
Securities sold under agreements to repurchase and federal funds purchased	161	204
Other short-term borrowings	1	4
Long-term debt	2	2
Long-term debt - trust preferred securities	450	450
Total interest expense	4,470	5,801
Net interest income	10,525	9,983
Provision for loan losses	900	1,100
Net interest income after provision for loan losses	9,625	8,883
Non-interest income:
Investment management and trust services	2,059	2,021
Service charges on deposit accounts	2,080	1,861
Bankcard transaction revenue	287	231
Gains on sales of mortgage loans held for sale	1,287	472
Brokerage commissions and fees	277	252
Other	749	383
Total non-interest income	6,739	5,220
Non-interest expenses:
Salaries and employee benefits	5,868	4,881
Net occupancy expense	661	516
Data processing expense	888	798
Furniture and equipment expense	248	233
State bank taxes	270	270
Other	2,315	1,938
Total non-interest expenses	10,250	8,636
Income before income taxes	6,114	5,467
Income tax expense	1,977	1,803

Net income	$4,137	3,664

Net income per share:
Basic	$0.61	0.55
Diluted	$0.59	0.52
Average common shares:
Basic	6,759,241	6,712,352
Diluted	6,975,010	6,987,378

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
For the six months ended June 30, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002
Interest income:
Loans	$27,097	28,510
Federal funds sold	208	177
Mortgage loans held for sale	400	157
U.S. Treasury and Federal agencies	1,780	1,802
Obligations of states and political subdivisions	521	592
Total interest income	30,006	31,238
Interest expense:
Deposits	7,873	10,146
Securities sold under agreements to repurchase and federal funds purchased	328	482
Other short-term borrowings	3	13
Long-term debt	4	5
Long-term debt - trust preferred securities	900	900
Total interest expense	9,108	11,546
Net interest income	20,898	19,692
Provision for loan losses	1,600	2,000
Net interest income after provision for loan losses	19,298	17,692
Non-interest income:
Investment management and trust services	4,085	4,063
Service charges on deposit accounts	3,979	3,531
Bankcard transaction revenue	535	419
Gains on sales of mortgage loans held for sale	2,229	853
Brokerage commissions and fees	541	575
Other	1,224	827
Total non-interest income	12,593	10,268
Non-interest expenses:
Salaries and employee benefits	11,443	9,712
Net occupancy expense	1,233	994
Data processing expense	1,756	1,500
Furniture and equipment expense	480	466
State bank taxes	548	475
Other	4,214	3,821
Total non-interest expenses	19,674	16,968
Income before income taxes	12,217	10,992
Income tax expense	3,951	3,625

Net income	$8,266	7,367

Net income per share:
Basic	$1.22	1.10
Diluted	$1.19	1.06
Average common shares:
Basic	6,748,234	6,701,305
Diluted	6,971,256	6,965,754

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
For the six months ended June 30, 2003 and 2002
(In thousands)

	2003	2002
Operating activities:
Net income	$8,266	7,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	2,000
Depreciation, amortization and accretion, net	1,363	1,015
Gains on sales of mortgage loans held for sale	(2,229)	(853)
Origination of mortgage loans held for sale	(252,177)	(49,924)
Proceeds from sale of mortgage loans held for sale	263,809	59,521
Loss on the sale of premises and equipment	—	16
Loss (gain) on the sale of other real estate	11	(4)
Income tax benefit of stock options exercised	317	283
Increase in accrued interest receivable and other assets	(7,892)	(1,389)
(Decrease) increase in accrued interest payable and other liabilities	(692)	73
Net cash provided by operating activities	12,376	18,105
Investing activities:
Net increase in federal funds sold	(34,744)	(5,903)
Purchases of securities available for sale	(30,102)	(19,976)
Proceeds from maturities of securities available for sale	42,391	7,131
Proceeds from maturities of securities held to maturity	2,911	2,903
Net increase in loans	(32,711)	(23,988)
Purchases of premises and equipment	(3,750)	(2,241)
Proceeds from sales of other real estate	440	347
Net cash used by investing activities	(55,565)	(41,727)
Financing activities:
Net increase in deposits	45,451	60,641
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	1,348	(33,013)
Net (decrease) increase in other short-term borrowings	(1,818)	2,099
Repayments of long-term debt	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	624	814
Common stock repurchases	(41)	—
Cash dividends paid	(1,886)	(1,605)
Net cash provided by financing activities	43,648	28,906
Net increase in cash and cash equivalents	459	5,284
Cash and cash equivalents at beginning of period	34,918	29,803
Cash and cash equivalents at end of period	$35,377	35,087
Supplemental cash flow information:
Income tax payments	$3,800	3,800
Cash paid for interest	$9,214	11,605

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended June 30, 2003
(In thousands, except share and per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount

Balance December 31, 2002	6,716,531	$5,858	$14,889	$63,081	$2,239	$86,067

Net income	—	—	—	8,266	—	8,266

Change in other comprehensive income, net of tax	—	—	—	—	425	425

Shares issued for stock options exercised and employee benefit plans	50,601	174	767	—	—	941

Cash dividends, $0.29 per share	—	—	—	(1,961)	—	(1,961)

Shares repurchased	(1,213)	(4)	(37)	—	—	(41)

Balance June 30, 2003	6,765,919	$6,028	$15,619	$69,386	$2,664	$93,697

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income
For the three months ended June 30, 2003 and 2002
(In thousands)

	2003	2002

Net income	$4,137	3,664
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	656	1,224

Other comprehensive income	656	1,224

Comprehensive income	$4,793	4,888

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
For the six months ended June 30, 2003 and 2002
(In thousands)

	2003	2002

Net income	$8,266	7,367
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	425	917

Other comprehensive income	425	917

Comprehensive income	$8,691	8,284

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

Interim results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the entire year.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

No stock based compensation is reflected in net income because all options granted under the current stock incentive plan have an exercise price equal to the market price of Bancorp’s stock at the grant date.  Bancorp discloses proforma net income and earnings per share in the notes to its consolidated financial statements as if compensation were measured at the date of grant based on the fair value of the award and recognized over the service period.

Bancorp’s as reported and proforma earnings per share information for the three months ended June 30 follows:

	Three Months Ended June 30
(In thousands, except per share data)	2003	2002

Net income, as reported	$4,137	$3,664
Less: stock-based compensation expense determined under fair value method, net of tax	55	43
Proforma net income	$4,082	$3,621

Basic EPS:
As reported	$0.61	$0.55
Proforma	0.60	0.54
Diluted EPS:
As reported	0.59	0.52
Proforma	0.59	0.52

Bancorp’s as reported and proforma earnings per share information for the six months ended June 30 follows:

	Six Months Ended June 30
(In thousands, except per share data)	2003	2002

Net income, as reported	$8,266	$7,367
Less: stock-based compensation expense determined under fair value method, net of tax	109	85
Proforma net income	$8,157	$7,282

Basic EPS:
As reported	$1.22	$1.10
Proforma	1.21	1.09
Diluted EPS:
As reported	1.19	1.06
Proforma	1.17	1.05

No options were granted in the first six months of 2003 or 2002.

(2)                                 Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows:

(In thousands)	2003	2002

Beginning balance	$11,705	10,965
Provision for loan losses	1,600	2,000
Loans charged off	(2,358)	(1,478)
Recoveries	414	78

Ending balance	$11,361	11,565

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

(4)                                 Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.

(5)                                 Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of June 30, 2003.

(6)                                 Net Income Per Share

The following table reflects, for the three and six months periods ended June 30, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income, basic and diluted	$4,137	3,664	8,266	7,367

Average shares outstanding	6,759	6,712	6,748	6,701
Effect of dilutive securities	216	275	223	265

Average shares outstanding including dilutive securities	6,975	6,987	6,971	6,966

Net income per share, basic	$0.61	0.55	1.22	1.10
Net income per share, diluted	$0.59	0.52	1.19	1.06

(7)                                 Segments

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

Selected financial information by business segment for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002	2003	2002

Net interest income:
Commercial and retail banking	$10,096	9,846	20,013	19,440
Investment management and trust	251	15	506	25
Mortgage banking	178	122	379	227

Total	$10,525	9,983	20,898	19,692

Non-interest income:
Commercial and retail banking	$2,778	2,363	5,137	4,554
Investment management and trust	2,336	2,273	4,626	4,638
Mortgage banking	1,625	584	2,830	1,076

Total	$6,739	5,220	12,593	10,268

Net income:
Commercial and retail banking	$2,983	2,966	6,061	6,053
Investment management and trust	758	543	1,506	1,115
Mortgage banking	396	155	699	199

Total	$4,137	3,664	8,266	7,367

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three and six months ended June 30, 2003 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2003 compared to December 31, 2002.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

(a)                                 Results Of Operations

Net income of $4,137,000 for the three months ended June 30, 2003 increased $473,000 or 12.9% from $3,664,000 for the comparable 2002 period.  Basic net income per share was $0.61 for the second quarter of 2003, an increase of 10.9% from the $0.55 for the same period in 2002.  Net income on a diluted basis was $0.59 for the second quarter of 2003 compared to $0.52 for the second quarter of 2002.  This represents a 13.5% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.55% and 17.98%, respectively, for the second quarter of 2003, compared to 1.50% and 19.05%, respectively, for the same period in 2002.

Net income of $8,266,000 for the six months ended June 30, 2003 increased $899,000 or 12.2% from the comparable 2002 period.  Basic net income per share was $1.22 for the first six months of 2003, compared to $1.10, representing an increase of 10.9% from the same period in 2002.  Net income on a diluted basis was $1.19 for the first six months of 2003 compared to $1.06 for the first six months of 2002. This represents a 12.3% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.58% and 18.44%, respectively, for the first six months of 2003, compared to 1.54% and 19.68%, respectively, for the same period in 2002.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002

Interest income	$14,995	15,784	30,006	31,238
Tax equivalent	173	162	347	321

Interest income, tax equivalent basis	15,168	15,946	30,353	31,559

Total interest expense	4,470	5,801	9,108	11,546

Net interest income, tax equivalent basis (1)	$10,698	10,145	21,245	20,013

Net interest spread (2), annualized	3.85%	3.92%	3.88%	3.96%
Net interest margin (3), annualized	4.25%	4.41%	4.29%	4.45%

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

Fully taxable equivalent net interest income of $10,698,000 for the three months ended June 30, 2003 increased $553,000 or 5.5% from $10,145,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.85% and 4.25%, respectively, for the second quarter of 2003 and 3.92% and 4.41%, respectively, for the second quarter of 2002.  Fully taxable equivalent net interest income of $21,245,000 for the six months ended June 30, 2003 increased $1,232,000 or 6.2% from the same period last year.  Net interest spread and net interest margin were 3.88% and 4.29%, respectively, for the first six months of 2003 and 3.96% and 4.45%, respectively, for the first six months of 2002. The decrease in net interest spread and margin for the quarter and the year can be attributed to the decline in rates on earning assets that were partially offset by declines in rates on interest bearing liabilities.  Management expects continued margin contraction during 2003 as rates on interest earning assets are projected to decline further.  Margin contraction could range from five to fifteen basis points depending on such factors as competitive rate pressures or unforeseen changes in the Bank’s funding mix.  This estimate does not include effects from any further interest rate cuts by the Federal Reserve.

Average earning assets increased $91,260,000, or 10.1% to $998,772,000 for the first six months of 2003 compared to 2002, reflecting continued growth in the loan portfolio.  Average interest bearing liabilities increased $55,842,000 or 7.3% to $817,461,000 for the first six months of 2003 compared to 2002 primarily due to increases in interest bearing deposits.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets and interest bearing liabilities, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The June 30, 2003 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change

Increase 200bp	10.75%	19.63%
Increase 100bp	5.38	9.83
Decrease 100bp	(5.45)	(9.97)
Decrease 200bp	(13.44)	(24.56)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follow:

	Six Months Ended June 30
(Dollars in thousands)	2003	2002

Balance at the beginning of the period	$11,705	10,965
Provision for loan losses	1,600	2,000
Loan charge-offs, net of recoveries	(1,944)	(1,400)

Balance at the end of the period	$11,361	11,565

Average loans, net of unearned income	$840,482	783,967

Provision for loan losses to average loans (1)	0.19%	0.26%

Net loan charge-offs (recoveries) to average loans (1)	0.23%	0.18%

Allowance for loan losses to average loans	1.35%	1.48%
Allowance for loan losses to period-end loans	1.33%	1.44%

(1) Amounts not annualized

The increase in net charge-offs for 2003 was primarily due to one credit.  The estimated loss on this credit was included in 2002 in the specific allocations of the allowance for loan losses.  The estimated current value of the property securing this former loan, acquired by an agreement with the borrower, is now included in other real estate owned on Bancorp’s financial statements.  No other charge-offs during the period were individually significant.  The provision for loan losses declined in 2003 as compared to 2002 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002	2003	2002

Non-interest income:
Investment management and trust services	$2,059	2,021	4,085	4,063
Service charges on deposit accounts	2,080	1,861	3,979	3,531
Bankcard transaction revenue	287	231	535	419
Gains on sales of mortgage loans held for sale	1,287	472	2,229	853
Brokerage commissions and fees	277	252	541	575
Other	749	383	1,224	827

Total non-interest income	$6,739	5,220	12,593	10,268

Non-interest expenses:
Salaries and employee benefits	5,868	4,881	11,443	9,712
Net occupancy expense	661	516	1,233	994
Data processing expense	888	798	1,756	1,500
Furniture and equipment expense	248	233	480	466
State bank taxes	270	270	548	475
Other	2,315	1,938	4,214	3,821

Total non-interest expenses	$10,250	8,636	19,674	16,968

Non-interest income increased $1,519,000, or 29.1%, for the second quarter of 2003, compared to the same period in 2002.  Non-interest income increased $2,325,000 or 22.6% for the first six months of 2003 compared to the same period of 2002.

Investment management and trust services income increased $38,000 or 1.9% in the second quarter of 2003, as compared to the same period in 2002.  Investment management and trust services income increased $22,000 or 0.5% in the first two quarters of 2003 as compared to the same period in 2002. Trust assets under management at June 30, 2003 were $1.22 billion, compared to $1.15 billion at December 31, 2002 and $1.17 billion at June 30, 2002.  Trust assets are expressed in terms of market value.  Assets under management are affected directly by the performance of the equity markets and would be helped by sustained positive performance as was seen in the second quarter of 2003.  Also, the addition of new accounts continues to help grow assets under management.

Service charges on deposit accounts increased $219,000 or 11.8% in the second quarter of 2003 and $448,000 or 12.7% in the first six months of 2003 as compared to the same periods in 2002.  Growth in service charges on deposit accounts is primarily due to increased account volumes.  Continued growth in our existing markets and promotion of retail accounts have presented opportunities for growth in deposit accounts and increased fee income.  Additionally, the rates on service charges on deposit accounts were increased late in the first quarter of 2003.

Bankcard transaction revenue increased $56,000 or 24.2% in the second quarter of 2003 as compared to the same period in 2002 and $116,000 or 27.7% during the first six months of 2003 compared to 2002.  This source of revenue continues to increase significantly as more and more customers utilize this electronic payment source.  These revenues should continue to grow as the use of this convenient service becomes more popular with our customers.

Gains on sales of mortgage loans were $1,287,000 in the second quarter of 2003 and $2,229,000 in the first six months of 2003 compared to $472,000 and $853,000, respectively, in 2002.  The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market.  As long term interest rates continued at or near historically low levels during the second quarter of 2003, refinancing activity was strong.  With this increased level of activity, gains on sales of loans increased commensurately.

Brokerage commissions and fees increased $25,000 or 9.9% in the second quarter of 2003 and decreased $34,000 or 5.9% in the first half of 2003 as compared to similar periods in 2002. Improved performance of the overall equity markets and restored investor confidence, if they can be maintained, should have a positive effect on our level of brokerage commissions.

Other non-interest income increased $366,000 or 95.6% in the second quarter of 2003 and $397,000 or 48.0% in the first six months of 2003 compared to 2002.  Numerous factors contributed to this increase, but it was primarily the result of various fee income related to the mortgage company’s increased volume.

Non-interest expenses increased $1,614,000 or 18.7% for the second quarter of 2003 and $2,706,000 or 15.9% year to date 2003 as compared to the same periods in 2002.  Salaries and employee benefits increased $987,000, or 20.2%, for the second quarter of 2003 and $1,731,000 or 17.8% year to date compared to the same periods in 2002.  These increases arose in part from regular salary increases and higher commissions to mortgage company employees, as well as increased costs related to insurance and benefits.  Also, employees continue to be added to support the Bank’s growth.  The Bank had 382 full time equivalent employees as of June 30, 2003 and 353 full time equivalents as of June 30, 2002.  Net occupancy expense increased $145,000 or 28.1% in the second quarter of 2003 as compared to 2002 and increased $239,000 or 24.0% on a year to date basis.  The increases are largely a result of the opening of new facilities, including three new branches since June 30, 2002, as well as new space occupied by the Company’s investment management and trust department.  Data processing expense increased $90,000 for the second quarter of 2003 and $256,000 for the year to date period 2003 compared to 2002.  The increases are a result of continued upgrades in equipment as Bancorp continues to improve its infrastructure in support of current and anticipated growth.  Furniture and equipment expense increased $15,000 for the second quarter of 2003 and $14,000 for the year to date period 2003 compared to 2002.  State bank taxes were flat for the second quarter of 2003 and increased $73,000 for the year to date period 2003 compared to 2002.  Other non-interest expenses have increased $377,000 or 19.5% in the second quarter of 2003 and $393,000 or 10.3% year to date 2003 as compared to 2002.  Numerous factors contributed to this increase, but it was primarily the result of various expense items related to increased activity in mortgage banking.

Income Taxes

Bancorp had income tax expense of $3,951,000 for the first six months of 2003, compared to $3,625,000 for the same period in 2002.  The effective rate for each six month period was 32.3% in 2003 and 33.0% in 2002.

In the second quarter of 2003, Bancorp had income tax expense of $1,977,000, compared to $1,803,000 for the same period in 2002.  The effective rate for each three month period was 32.3% in 2003 and 33.0% in 2002.

(b)                                 Financial Condition

Balance Sheet

Total assets increased $51,964,000 from $1.040 billion on December 31, 2002 to $1.092 billion on June 30, 2003.  Average assets for the first six months of 2003 were $1.056 billion.  Total assets at June 30, 2003 increased $116,805,000 from June 30, 2002, representing a 12.0% increase.  Total liabilities increased $44,334,000 from $953,613,000 on December 31, 2002 to $997,947,000 on June 30, 2003.  Average liabilities for the first six months of 2003 were $965,683,000.  Total liabilities at June 30, 2003 increased $102,495,000 from June 30, 2002, representing a 11.4% increase.

Since year end, loans have increased approximately $34,576,000 and federal funds sold have increased $34,744,000, funded primarily through the $45,451,000 increase in deposits and the $11,749,000 decrease in securities available for sale.  Loan growth continues to be disappointing, as the lack of a meaningful rebound in business activity has presented fewer opportunities for new business.  Additionally, new loan business has been somewhat offset by accelerated run-off of existing business.  The Company continues to grow its deposit base and has positioned its commercial lending group to take advantage of a positive change in the overall business environment.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,281,000 and loans past due over 90 days and still accruing of $1,332,000, totaled $5,613,000 at June 30, 2003.  Non-performing loans were $5,594,000 at December 31, 2002. This represents 0.66% of total loans at June 30, 2003 compared to 0.68% at December 31, 2002.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $9,281,000 at June 30, 2003 and $5,992,000 at December 31, 2002.  This represents 0.85% of total assets at June 30, 2003 compared to 0.58% at December 31, 2002.  The increase in non-performing assets was primarily related to inclusion of real estate acquired in satisfaction of one former credit.  The estimated loss on this credit was included in 2002 in the specific allocations of the allowance for loan losses.  Due to the nature of the property, management anticipates that total disposition of the property may require some two to three years to complete.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a member of the FHLB, the Bank has access to credit products of the FHLB.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2003, the Bank may pay up to $35,176,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first two quarters of 2003 the Bank paid dividends to Bancorp totaling $2,861,000.

(d)                                 Capital Resources

At June 30, 2003, stockholders’ equity totaled $93,697,000, an increase of $7,900,000 since December 31, 2002.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $2,664,000 at June 30, 2003 and $2,239,000 at December 31, 2002.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

Bancorp issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001.  The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allow for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At June 30, 2003, Bancorp’s tier 1, total risk based capital and leverage ratios were 13.28%, 14.56% and 10.27% respectively, compared to 12.59%, 13.88% and 9.90%, respectively, in the same period for 2002.  These ratios exceed the minimum required by regulators to be well capitalized.

(e)                                  Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material effect on Bancorp’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires more frequent and prominent disclosures in the financial statements about the effects of stock-based compensation. It also provides alternative methods for voluntary transition to the expense recognition method of accounting for stock options. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are included in Footnote 1 in this quarterly report.  As permitted by SFAS No. 148, Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, (c) regarding implementation issues raised in relation to the application of the definition of derivative.  The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  It is not expected that the provisions of SFAS No. 149 will have a material impact on the Bancorp’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies.  Management does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.             Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and report this information within the time periods specified in the rules and forms of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures as of the end of the quarterly period covered by this report, the Chief Executive Officer, President and Chief Financial Officer believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in reports it files with the SEC within the required time periods.

Bancorp's system of internal controls is designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of Bancorp's assets that could have a material effect on the financial statements; and to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America.  There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, those controls.

S.Y. BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

On April 23, 2003, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 5,943,454 shares, and those shares were voted as follows:

(1) Fixing the number of directors at twelve and electing at the Annual Meeting three (3) directors:

FOR	5,905,413
AGAINST	17,156
ABSTAIN	20,885

(2) Election of Directors:  Bancorp has a staggered Board of Directors.  The following individuals were nominated in 2003.  All nominees were elected.  The results are as follows:

	FOR	AGAINST	VOTES WITHHELD
James E. Carrico	5,567,145	19,507	356,802
Bruce P. Madison	5,556,644	30,008	356,802
Jefferson T. McMahon	5,563,275	19,961	360,218

(3) An amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000:

FOR	5,662,139
AGAINST	268,357
ABSTAIN	12,958

(4) An amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock:

FOR	3,605,179
AGAINST	904,000
ABSTAIN	27,281

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David H. Brooks
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

(b)         Reports on Form 8-K

On April 23, 2003 Bancorp filed a Form 8-K pursuant to Item 5 disclosing the approval by shareholders of an amendment to Bancorp’s articles of incorporation creating a new class of preferred stock.  A portion of the newly-authorized preferred shares will be used in connection with a shareholders’ rights plan previously adopted by Bancorp’s board of directors.  Attached as exhibits to such Form 8-K were a copy of the related rights agreement and two press releases dated February 19, 2003 and April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	August 12, 2003	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	August 12, 2003	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer