Form 10-Q
period 2003-09-30
S Y BANCORP INC
filed 2003-11-12
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Common Stock, no par value – 13,564,916

shares issued and outstanding at November 4, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I, are submitted herewith:

–	Unaudited Consolidated Balance Sheets September 30, 2003 and December 31, 2002

–	Unaudited Consolidated Statements of Income for the three months ended September 30, 2003 and 2002

–	Unaudited Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002

–	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

–	Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2003

–	Unaudited Consolidated Statement of Comprehensive Income for the three months ended September 30, 2003 and 2002

–	Unaudited Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2003 and 2002

–	Notes to Unaudited Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(In thousands, except share data)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$31,116	34,918
Federal funds sold	86	4,582
Mortgage loans held for sale	10,883	27,534
Securities available for sale (amortized cost $169,230 in 2003 and $114,046 in 2002)	172,246	117,760
Securities held to maturity (approximate fair value $6,480 in 2003 and $9,859 in 2002)	6,098	9,373
Loans	860,584	818,573
Less allowance for loan losses	11,365	11,705
Net loans	849,219	806,868

Premises and equipment, net	24,770	22,021
Accrued interest receivable and other assets	21,115	16,624

Total assets	$1,115,533	1,039,680

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$147,275	131,505
Interest bearing	747,375	729,582
Total deposits	894,650	861,087

Securities sold under agreements to repurchase and federal funds purchased	82,637	52,659
Other short-term borrowings	2,005	2,657
Accrued interest payable and other liabilities	19,022	16,970
Long-term debt	210	240
Long-term debt - trust preferred securities	20,000	20,000
Total liabilities	1,018,524	953,613
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,554,976 and 13,433,062 shares issued and outstanding in 2003 and 2002, respectively	6,061	5,858
Surplus	15,901	14,889
Retained earnings	73,283	63,081
Accumulated other comprehensive income	1,764	2,239
Total stockholders’ equity	97,009	86,067

Total liabilities and stockholders’ equity	$1,115,533	1,039,680

See accompanying notes to unaudited consolidated financial statements.

All share information has been restated to reflect the September 2003 two-for-one stock split.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the three months ended September 30, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
Interest income:
Loans	$13,540	14,376
Federal funds sold	90	176
Mortgage loans held for sale	250	145
U.S. Treasury and Federal agencies	937	942
Obligations of states and political subdivisions	278	288
Total interest income	15,095	15,927
Interest expense:
Deposits	3,564	4,985
Securities sold under agreements to repurchase and federal funds purchased	146	208
Other short-term borrowings	3	8
Long-term debt	2	2
Long-term debt - trust preferred securities	450	450
Total interest expense	4,165	5,653
Net interest income	10,930	10,274
Provision for loan losses	300	1,150
Net interest income after provision for loan losses	10,630	9,124
Non-interest income:
Investment management and trust services	2,071	2,002
Service charges on deposit accounts	2,205	1,908
Bankcard transaction revenue	246	226
Gains on sales of mortgage loans held for sale	1,201	1,024
Gains on sales of securities available for sale	10	—
Brokerage commissions and fees	372	291
Other	649	423
Total non-interest income	6,754	5,874
Non-interest expenses:
Salaries and employee benefits	5,966	5,198
Net occupancy expense	677	544
Data processing expense	794	756
Furniture and equipment expense	273	216
State bank taxes	270	300
Other	2,005	1,895
Total non-interest expenses	9,985	8,909
Income before income taxes	7,399	6,089
Income tax expense	2,418	2,001

Net income	$4,981	4,088

Net income per share:
Basic	$0.37	0.30
Diluted	$0.36	0.29
Average common shares:
Basic	13,545,601	13,451,014
Diluted	13,972,646	13,961,024

See accompanying notes to unaudited consolidated financial statements.

All share and per share information has been restated to reflect the September 2003 two-for-one stock split.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

For the nine months ended September 30, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
Interest income:
Loans	$40,637	42,886
Federal funds sold	298	353
Mortgage loans held for sale	650	302
U.S. Treasury and Federal agencies	2,717	2,744
Obligations of states and political subdivisions	799	880
Total interest income	45,101	47,165
Interest expense:
Deposits	11,437	15,131
Securities sold under agreements to repurchase and federal funds purchased	474	690
Other short-term borrowings	6	21
Long-term debt	6	7
Long-term debt - trust preferred securities	1,350	1,350
Total interest expense	13,273	17,199
Net interest income	31,828	29,966
Provision for loan losses	1,900	3,150
Net interest income after provision for loan losses	29,928	26,816
Non-interest income:
Investment management and trust services	6,156	6,065
Service charges on deposit accounts	6,184	5,439
Bankcard transaction revenue	781	645
Gains on sales of mortgage loans held for sale	3,430	1,877
Gains on sales of securites available for sale	10	—
Brokerage commissions and fees	913	866
Other	1,873	1,250
Total non-interest income	19,347	16,142
Non-interest expenses:
Salaries and employee benefits	17,409	14,910
Net occupancy expense	1,910	1,538
Data processing expense	2,550	2,256
Furniture and equipment expense	753	682
State bank taxes	818	775
Other	6,219	5,716
Total non-interest expenses	29,659	25,877
Income before income taxes	19,616	17,081
Income tax expense	6,369	5,626

Net income	$13,247	11,455

Net income per share:
Basic	$0.98	0.85
Diluted	$0.95	0.82
Average common shares:
Basic	13,513,026	13,418,922
Diluted	13,952,431	13,941,414

See accompanying notes to unaudited consolidated financial statements.

All share and per share information has been restated to reflect the September 2003 two-for-one stock split.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002

(In thousands)

	2003	2002
Operating activities:
Net income	$13,247	11,455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	3,150
Depreciation, amortization and accretion, net	2,134	1,589
Gains on sales of mortgage loans held for sale	(3,430)	(1,877)
Origination of mortgage loans held for sale	(205,531)	(103,564)
Proceeds from sale of mortgage loans held for sale	225,612	99,892
Gains on sales of securities available for sale	(10)	—
Loss on the sale of premises and equipment	—	91
Loss (gain) on the sale of other real estate	24	(4)
Income tax benefit of stock options exercised	335	327
Increase in accrued interest receivable and other assets	(9,773)	(531)
Increase in accrued interest payable and other liabilities	1,908	672
Net cash provided by operating activities	26,416	11,200
Investing activities:
Net decrease (increase) in federal funds sold	4,496	(28,080)
Purchases of securities available for sale	(105,911)	(87,610)
Proceeds from sales of securities available for sale	1,014	—
Proceeds from maturities of securities available for sale	49,539	14,605
Proceeds from maturities of securities held to maturity	3,284	3,576
Net increase in loans	(39,746)	(20,350)
Purchases of premises and equipment	(4,708)	(3,805)
Proceeds from sales of other real estate	976	347
Net cash used by investing activities	(91,056)	(121,317)
Financing activities:
Net increase in deposits	33,563	135,610
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	29,978	(25,272)
Net (decrease) increase in other short-term borrowings	(652)	1,520
Repayments of long-term debt	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	921	928
Common stock repurchases	(41)	(437)
Cash dividends paid	(2,901)	(2,479)
Net cash provided by financing activities	60,838	109,840
Net decrease in cash and cash equivalents	(3,802)	(277)
Cash and cash equivalents at beginning of period	34,918	29,803
Cash and cash equivalents at end of period	$31,116	29,526
Supplemental cash flow information:
Income tax payments	$5,550	5,550
Cash paid for interest	$13,244	17,166

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2003

(In thousands, except share and per share data)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount

Balance December 31, 2002	13,433,062	$5,858	$14,889	$63,081	$2,239	$86,067

Net income	—	—	—	13,247	—	13,247

Change in other comprehensive income, net of tax	—	—	—	—	(475)	(475)

Shares issued for stock options exercised and employee benefit plans	124,340	207	1,049	—	—	1,256

Cash dividends, $0.23 per share	—	—	—	(3,045)	—	(3,045)

Shares repurchased	(2,426)	(4)	(37)	—	—	(41)

Balance September 30, 2003	13,554,976	$6,061	$15,901	$73,283	$1,764	$97,009

See accompanying notes to unaudited consolidated financial statements.

All share and per share information has been restated to reflect the September 2003 two-for-one stock split.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2003 and 2002

(In thousands)

	2003	2002

Net income	$4,981	4,088
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities available for sale arising during the period	(907)	887
Less reclassification adjustment for gains included in net income	7	—

Other comprehensive (loss) income	(900)	887

Comprehensive income	$4,081	4,975

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2003 and 2002

(In thousands)

	2003	2002

Net income	$13,247	11,455
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities available for sale arising during the period	(482)	1,804
Less reclassification adjustment for gains included in net income	7	—

Other comprehensive (loss) income	(475)	1,804

Comprehensive income	$12,772	13,259

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

Interim results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the entire year.

All common stock share and per share information has been restated to reflect the September 2003 two for one stock split.

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

Bancorp’s as reported and proforma earnings per share information for the three months ended September 30 follows:

	Three Months Ended September 30
(In thousands, except per share data)	2003	2002

Net income, as reported	$4,981	$4,088
Less: stock-based compensation expense determined under fair value method, net of tax	54	42
Proforma net income	$4,927	$4,046

Basic EPS:
As reported	$0.37	$0.30
Proforma	0.36	0.30
Diluted EPS:
As reported	0.36	0.29
Proforma	0.35	0.29

Bancorp’s as reported and proforma earnings per share information for the nine months ended September 30 follows:

	Nine Months Ended September 30
(In thousands, except per share data)	2003	2002

Net income, as reported	$13,247	$11,455
Less: stock-based compensation expense determined under fair value method, net of tax	163	127
Proforma net income	$13,084	$11,328

Basic EPS:
As reported	$0.98	$0.85
Proforma	0.97	0.84
Diluted EPS:
As reported	0.95	0.82
Proforma	0.94	0.81

Options were granted in the third quarter of 2003 to acquire 2,000 shares of common stock at a strike price equal to the market value of the Bancorp’s common stock at the time of the grant, or $18.95.  These options are subject to a vesting schedule of 20% per year, and the fair value of each option was $4.16.  No options were granted in the first nine months of 2002.

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows:

(In thousands)	2003	2002

Beginning balance	$11,705	10,965
Provision for loan losses	1,900	3,150
Loans charged off	(2,843)	(2,703)
Recoveries	603	118

Ending balance	$11,365	11,530

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

(5)           Commitments to Extend Credit

As of September 30, 2003, the Company had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $200,578,000, including standby letters of credit of $10,257,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom as of September 30, 2003. Commitments to extend credit were $174,707,000, including letters of credit of $10,563,000, as of December 31, 2002.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

(6)           Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of September 30, 2003.

(7)           Net Income Per Share

The following table reflects, for the three and nine months periods ended September 30, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net income, basic and diluted	$4,981	4,088	13,247	11,455

Average shares outstanding	13,546	13,451	13,513	13,419
Effect of dilutive securities	427	510	439	522

Average shares outstanding including dilutive securities	13,973	13,961	13,952	13,941

Net income per share, basic	$0.37	0.30	0.98	0.85
Net income per share, diluted	$0.36	0.29	0.95	0.82

(8)           Segments

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

Selected financial information by business segment for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2003	2002	2003	2002

Net interest income:
Commercial and retail banking	$10,459	10,083	30,472	29,523
Investment management and trust	268	32	774	57
Mortgage banking	203	159	582	386

Total	$10,930	10,274	31,828	29,966

Non-interest income:
Commercial and retail banking	$2,756	2,384	7,893	6,938
Investment management and trust	2,443	2,293	7,069	6,931
Mortgage banking	1,555	1,197	4,385	2,273

Total	$6,754	5,874	19,347	16,142

Net income:
Commercial and retail banking	$3,748	3,115	9,809	9,145
Investment management and trust	823	619	2,329	1,757
Mortgage banking	410	354	1,109	553

Total	$4,981	4,088	13,247	11,455

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiaries, Stock Yards Bank & Trust Company and S.Y. Bancorp Capital Trust I for the three and nine months ended September 30, 2003 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2003 compared to December 31, 2002.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

(a)     Results Of Operations

Net income of $4,981,000 for the three months ended September 30, 2003 increased $893,000 or 21.8% from $4,088,000 for the comparable 2002 period.  Basic net income per share was $0.37 for the third quarter of 2003, an increase of 23.3% from the $0.30 for the same period in 2002.  Net income on a diluted basis was $0.36 for the third quarter of 2003 compared to $0.29 for the third quarter of 2002.  This represents a 24.1% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.78% and 20.76%, respectively, for the third quarter of 2003, compared to 1.60% and 19.85%, respectively, for the same period in 2002.

Net income of $13,247,000 for the nine months ended September 30, 2003 increased $1,792,000 or 15.6% from the comparable 2002 period.  Basic net income per share was $0.98 for the first nine months of 2003, compared to $0.85, representing an increase of 15.3% from the same period in 2002.  Net income on a diluted basis was $0.95 for the first nine months of 2003 compared to $0.82 for the first nine months of 2002. This represents a 15.9% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.65% and 19.25%, respectively, for the first nine months of 2003, compared to 1.56% and 19.74%, respectively, for the same period in 2002.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2003	2002	2003	2002

Interest income	$15,095	15,927	45,101	47,165
Tax equivalent	181	178	528	498

Interest income, tax equivalent basis	15,276	16,105	45,629	47,663

Total interest expense	4,165	5,653	13,273	17,199

Net interest income, tax equivalent basis (1)	$11,111	10,452	32,356	30,464

Net interest spread (2), annualized	3.86%	3.86%	3.87%	3.92%
Net interest margin (3), annualized	4.23%	4.33%	4.27%	4.41%

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

Fully taxable equivalent net interest income of $11,111,000 for the three months ended September 30, 2003 increased $659,000 or 6.3% from $10,452,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.86% and 4.23%, respectively, for the third quarter of 2003 and 3.86% and 4.33%, respectively, for the third quarter of 2002.  Fully taxable equivalent net interest income of $32,356,000 for the nine months ended September 30, 2003 increased $1,892,000 or 6.2% from the same period last year.  Net interest spread and net interest margin were 3.87% and 4.27%, respectively, for the first nine months of 2003 and 3.92% and 4.41%, respectively, for the first nine months of 2002. The decrease in net interest spread and margin for the quarter and the year can be attributed to the decline in rates on earning assets that were partially offset by declines in rates on interest bearing liabilities.  Management expects continued margin contraction during 2003 as rates on interest earning assets are projected to decline further.  Margin contraction could range from five to ten basis points depending on such factors as competitive rate pressures or unforeseen changes in the Bank’s funding mix.  This estimate does not include effects from any further potential interest rate cuts by the Federal Reserve.

Average earning assets increased $88,731,000, or 9.6% to $1,013,343,000 for the first nine months of 2003 compared to 2002, reflecting continued growth in the loan portfolio.  Average interest bearing liabilities increased $53,618,000 or 6.9% to $827,161,000 for the first nine months of 2003 compared to 2002 primarily due to increases in interest bearing deposits.

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

Bancorp uses an earnings simulation model to measure and evaluate the impact of changing interest rates on earnings.  The simulation model is designed to reflect the dynamics of all interest earning assets and interest bearing liabilities, combining factors affecting rate sensitivity into a one year forecast.  By forecasting management’s estimate of the most likely rate environment and adjusting those rates up and down the model can reveal approximate interest rate risk exposure.  The September 30, 2003 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.

Interest Rate Simulation Sensitivity Analysis

	Net Interest Income Change	Net Income Change

Increase 200bp	11.94%	21.52%
Increase 100bp	4.65	8.37
Decrease 100bp	(7.11)	(12.82)
Decrease 200bp	(14.13)	(25.47)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Nine Months Ended September 30
(Dollars in thousands)	2003	2002

Balance at the beginning of the period	$11,705	10,965
Provision for loan losses	1,900	3,150
Loan charge-offs, net of recoveries	(2,240)	(2,585)

Balance at the end of the period	$11,365	11,530

Average loans, net of unearned income	$846,905	789,274

Provision for loan losses to average loans (1)	0.22%	0.40%

Net loan charge-offs to average loans (1)	0.26%	0.33%

Allowance for loan losses to average loans	1.34%	1.46%
Allowance for loan losses to period-end loans	1.32%	1.45%

(1) Amounts not annualized

The provision for loan losses declined 39.7% in 2003 as compared to 2002 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.  The credit quality of the Bank’s loan portfolio showed improvement during the third quarter of 2003 as internal loan quality metrics including loss experience, information about specific borrower situations and past due levels were at their best levels in several quarters.  Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2003	2002	2003	2002

Non-interest income:
Investment management and trust services	$2,071	2,002	6,156	6,065
Service charges on deposit accounts	2,205	1,908	6,184	5,439
Bankcard transaction revenue	246	226	781	645
Gains on sales of mortgage loans held for sale	1,201	1,024	3,430	1,877
Brokerage commissions and fees	372	291	913	866
Other	659	423	1,883	1,250

Total non-interest income	$6,754	5,874	19,347	16,142

Non-interest expenses:
Salaries and employee benefits	5,966	5,198	17,409	14,910
Net occupancy expense	677	544	1,910	1,538
Data processing expense	794	756	2,550	2,256
Furniture and equipment expense	273	216	753	682
State bank taxes	270	300	818	775
Other	2,005	1,895	6,219	5,716

Total non-interest expenses	$9,985	8,909	29,659	25,877

Non-interest income increased $880,000, or 15.0%, for the third quarter of 2003, compared to the same period in 2002.  Non-interest income increased $3,205,000 or 19.9% for the first nine months of 2003 compared to the same period of 2002.

Investment management and trust services income increased $69,000 or 3.4% in the third quarter of 2003, as compared to the same period in 2002.  Investment management and trust services income increased $91,000 or 1.5% in the first three quarters of 2003 as compared to the same period in 2002. Trust assets under management at September 30, 2003 were $1.26 billion, compared to $1.15 billion at December 31, 2002 and $1.11 billion at September 30, 2002.  Trust assets are expressed in terms of market value.  Assets under management are affected directly by the performance of the equity and bond markets and would be positively impacted by sustained positive performance as was seen in the second and third quarters of 2003.  Also, the addition of new accounts continues to help grow assets under management.

Service charges on deposit accounts increased $297,000 or 15.6% in the third quarter of 2003 and $745,000 or 13.7% in the first nine months of 2003 as compared to the same periods in 2002. Growth in service charges on deposit accounts is primarily due to increased account volumes and an increase in the overall fee schedule for deposit accounts as compared to the prior year.  Continued growth in the Company’s market share and promotion of retail accounts have resulted in more deposit accounts and increased fee income.

Bankcard transaction revenue increased $20,000 or 8.8% in the third quarter of 2003 as compared to the same period in 2002 and $136,000 or 21.1% during the first nine months of 2003 compared to 2002.  This source of revenue continues to increase as more and more customers utilize this electronic payment source.  These revenues should continue to grow as the use of this convenient service becomes more popular with our customers.

Gains on sales of mortgage loans were $1,201,000 in the third quarter of 2003 and $3,430,000 in the first nine months of 2003 compared to $1,024,000 and $1,877,000, respectively, in 2002.  The Bank operates a mortgage banking company which originates residential mortgage loans and sells the loans in the secondary market.  As long term interest rates continued at or near historically low levels during most of the third quarter of 2003, refinancing activity was strong.  However, as mortgage rates began to climb during the end of the third quarter of this year, the volume of mortgage applications slowed significantly.  This reduced activity will result in a corresponding decline in gains on sales of mortgage loans beginning in the upcoming fourth quarter.

Brokerage commissions and fees increased $81,000 or 27.8% in the third quarter of 2003 and increased $47,000 or 5.4% in the first nine months of 2003 as compared to similar periods in 2002. Improved performance of the overall equity markets and restored investor confidence, allowed the brokerage department to report strong results for the third quarter.

Other non-interest income increased $236,000 or 55.8% in the second quarter of 2003 and $633,000 or 50.6% in the first nine months of 2003 compared to 2002.  Numerous factors contributed to this increase, but it was primarily the result of various fee income related to the mortgage company’s increased volume.  Additional factors, though not as significant, were increases in non-customer check cashing fees and internet banking fees.

Non-interest expenses increased $1,076,000 or 12.1% for the third quarter of 2003 and $3,782,000 or 14.6% year to date 2003 as compared to the same periods in 2002.  Salaries and employee benefits increased $768,000, or 14.8%, for the third quarter of 2003 and $2,499,000 or 16.8% year to date compared to the same periods in 2002.  These increases arose in part from regular salary increases and higher commissions to mortgage company employees, as well as increased costs related to health insurance and other benefits.  Also, employees continue to be added to support the Bank’s growth.  The Bank had 386 full time equivalent employees as of September 30, 2003 and 363 full time equivalents as of September 30, 2002.  Net occupancy expense increased $133,000 or 24.4% in the third quarter of 2003 as compared to 2002 and increased $372,000 or 24.2% on a year to date basis.  The increases are largely a result of the opening of new facilities, including four new branches since September 30, 2002, as well as new space occupied by the Company’s investment management and trust department.  Data processing expense increased $38,000 for the third quarter of 2003 and $294,000 for the year to date period 2003 compared to 2002.  The increases are a result of continued upgrades in equipment as Bancorp continues to improve its infrastructure in support of current and anticipated growth.  Furniture and equipment expense increased $57,000 or 26.4% for the third quarter of 2003 and $71,000 or 10.4% for the year to date period 2003 compared to 2002.  State bank taxes were down $30,000 for the third quarter of 2003 and increased $43,000 for the year to date period 2003 compared to 2002.  Other non-interest expenses have increased $110,000 or 5.8% in the third quarter of 2003 and $503,000 or 8.8% year to date 2003 as compared to 2002.  Numerous factors contributed to this increase during the year, but it was primarily the result of various expenses related to increased mortgage banking activity.

Income Taxes

Bancorp had income tax expense of $6,369,000 for the first nine months of 2003, compared to $5,626,000 for the same period in 2002.  The effective rate for each nine month period was 32.5% in 2003 and 32.9% in 2002.

In the third quarter of 2003, Bancorp had income tax expense of $2,418,000, compared to $2,001,000 for the same period in 2002.  The effective rate for each three month period was 32.7% in 2003 and 32.9% in 2002.

(b)     Financial Condition

Balance Sheet

Total assets increased $75,853,000 from $1.040 billion on December 31, 2002 to $1.115 billion on September 30, 2003.  Average assets for the first nine months of 2003 were $1.074 billion.  Total assets at September 30, 2003 increased $54,142,000 from September 30, 2002, representing a 5.1% increase.  Total liabilities increased $64,911,000 from $953,613,000 on December 31, 2002 to $1.019 billion on September 30, 2003.  Average liabilities for the first nine months of 2003 were $981,969,000.  Total liabilities at September 30, 2003 increased $40,340,000 from September 30, 2002, representing a 4.1% increase.

Since year end, loans have increased approximately $42,011,000 and securities available for sale have increased $54,486,000, offset by the $16,651,000 decrease in mortgage loans held for sale and funded primarily through the $33,563,000 increase in deposits and the $29,978,000 increase in securities sold under agreements to repurchase and federal funds purchased.  Loan growth continues to be disappointing, as the lack of a meaningful rebound in business activity has presented fewer opportunities for new business.  Additionally, new loan business has been somewhat offset by accelerated run-off of existing business.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,923,000 and loans past due over 90 days and still accruing of $1,123,000, totaled $5,046,000 at September 30, 2003.  Non-performing loans were $5,594,000 at December 31, 2002. This represents 0.59% of total loans at September 30, 2003 compared to 0.68% at December 31, 2002.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $8,793,000 at September 30, 2003 and $5,992,000 at December 31, 2002.  This represents 0.79% of total assets at September 30, 2003 compared to 0.58% at December 31, 2002.  The increase in non-performing assets was primarily related to inclusion of real estate acquired in satisfaction of one former credit in the second quarter of 2003.  The estimated loss on this credit was included in 2002 in the specific allocations of the allowance for loan losses.  Due to the nature of the property, management anticipates that total disposition of the property may require some two to three years to complete.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At September 30, 2003, the Bank may pay up to $38,953,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first three quarters of 2003 the Bank paid dividends to Bancorp totaling $4,395,000.

(d)     Capital Resources

At September 30, 2003, stockholders’ equity totaled $97,009,000, an increase of $10,942,000 since December 31, 2002.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $1,764,000 at September 30, 2003 and $2,239,000 at December 31, 2002.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

On August 20, 2003, Bancorp announced that its Board of Directors declared a two-for-one split of the Company’s common stock, to be effected in the form of a 100% stock dividend.  The dividend was distributed on September 19, 2003, to shareholders of record as of September 3, 2003.  All common stock share and per share information has been restated to reflect the September 2003 two for one stock split.

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

At September 30, 2003, Bancorp’s tier 1, total risk based capital and leverage ratios were 13.57%, 14.84% and 10.31% respectively, compared to 12.63%, 13.92% and 9.85%, respectively, in the same period for 2002.  These ratios exceed the minimum required by regulators to be well capitalized.

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

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.”  This interpretation addresses the consolidation by business enterprises of variable interest entities to which the normal conditions for consolidation do not apply, due to the entities’ lack of voting interest or lack of control through ownership of a voting interest.  The Interpretation requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary.  Certain disclosures about the variable interest entity and the enterprise’s involvement are required by both the primary beneficiary and by enterprise that has a significant interest in a variable interest entity.  Enterprises with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of the Interpretation to those entities no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. If it reasonably possible that an enterprise will consolidate or disclose information about the variable interest entity when this Interpretation becomes effective, the enterprise must make similar disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created.  Bancorp has a statutory trust that was formed, prior to January 31, 2003, for the purpose of issuing Trust Preferred Securities (see note 3 to the consolidated financial statements).  This statutory trust will be subjected to FIN 46 in the fourth quarter of 2003.  Management currently believes the continued consolidation of this trust is appropriate under FIN 46.  However, the applications of FIN 46 to this type of trust are an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of this statutory trust.  The deconsolidation of this trust would not have a material effect on our consolidated balance sheet or our consolidated statement of income.  In July 2003, the Board of Governors of the Federal Reserve system issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, (c) regarding implementation issues raised in relation to the application of the definition of derivative.  The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of SFAS No. 149 did not have a material impact on the Bancorp’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies.  The adoption of SFAS No. 150 did not have a material impact on the Bancorp’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and report this information within the time periods specified in the rules and forms of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures as of the end of the quarterly period covered by this report, the Chief Executive Officer, President and Chief Financial Officer believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in reports it files with the SEC within the required time periods.  There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect those controls.

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

On July 17, 2003 Bancorp furnished a Form 8-K pursuant to Items 9 and 12 results of operations for the second quarter of 2003.  Attached as an exhibit to such Form 8-K was a copy of a related press release dated July 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	November 12, 2003	By:	/s/ David H. Brooks
David H. Brooks, Chairman and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	November 12, 2003	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer