Form 10-K
period 2003-12-31
S Y BANCORP INC
filed 2004-03-12
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 1-13661

S.Y. BANCORP, INC.

1040 East Main Street
Louisville, Kentucky 40206

(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, no par value 9.00% Cumulative trust preferred securities and the guarantee with respect thereto	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

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

Yes  ☒  No  ☐

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $218,691,000.

The number of shares of registrant’s Common Stock, no par value, outstanding as of March 5, 2004, was 13,732,877.

Documents Incorporated by Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Stockholders to be held on April 21, 2004 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.

Form 10-K

Part I

Item 1.        Business

S. Y. Bancorp, Inc. (“Bancorp”), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (“the Bank”) and S.Y. Bancorp Capital Trust I (“the Trust”). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of the Bank.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory business trust that is a 100%-owned finance subsidiary of Bancorp.  Due to a recent accounting pronouncement, the Trust is no longer reflected in the consolidated financial statements of Bancorp.  See Note 9 to Bancorp’s consolidated financial statements for further discussion of the Trust and its accounting treatment.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and retail banking services in Louisville and southern Indiana through 21 full service banking offices (See “ITEM 2. PROPERTIES”).  In addition, in December 2002, the Bank opened a loan production office in Indianapolis, Indiana.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  The Bank also originates and sells single-family residential mortgages through its operating division, Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with various third party providers.

At December 31, 2003, the Bank had 385 full-time equivalent employees. As is typically the case with banks, employees are not subject to a collective bargaining agreement. Management of Bancorp considers their relationship with employees to be good.

See Note 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2003 for information relating to the Bank’s business segments.

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

Item 2.            Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location is the Bank’s operations center. In addition to the main office complex, the Bank owned seven branch properties at December 31, 2003 (two of which are located on leased land) and Bancorp owned three.  The Bank also leased ten branch facilities. Of the twenty-one banking locations, sixteen are located in Louisville and five are located in nearby southern Indiana. Office space for the loan production office in Indianapolis, Indiana is leased.  See Notes 5 and 15 to Bancorp’s consolidated financial statements for the year ended December 31, 2003, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 15 to Bancorp’s consolidated financial statements for the year ended December 31, 2003, for information relating to legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2003) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and offices with Bancorp

David H. Brooks Age 61	Chairman and Chief Executive Officer and Director

David P. Heintzman Age 44	President and Director

Kathy C. Thompson Age 42	Executive Vice President and Director

Phillip S. Smith Age 46	Executive Vice President

Gregory A. Hoeck Age 53	Executive Vice President

Nancy B. Davis Age 48	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Mr. Brooks was appointed Chairman and Chief Executive Officer of Bancorp and the Bank in 1993. Prior thereto, he was President of Bancorp and the Bank.  In February 2004, Mr. Brooks announced that he would retire as Chairman and Chief Executive Officer of Bancorp effective January 1, 2005.  Mr. Brooks will remain a member of the board of directors.

Mr. Heintzman was appointed President of Bancorp and the Bank in 1993. Prior thereto, he served as Treasurer and Chief Financial Officer of Bancorp and Executive Vice President of the Bank.  In February 2004, Bancorp announced that Mr. Heintzman has been named to the posts of Chairman and Chief Executive Officer by the board of directors effective January 1, 2005.

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

Part II

Item 5.        Market for Registrant’s Common Stock and Related Stockholder Matters

Bancorp’s common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 14 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2003, Bancorp had 1,140 shareholders of record, and including street name shareholders, approximately 2,600.

	2003			2002
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First	$19.35	$17.28	$0.07	$18.70	$15.70	$0.06
Second	20.06	17.30	0.075	20.75	18.28	0.065
Third	20.10	17.89	0.08	22.00	17.28	0.065
Fourth	22.90	18.75	0.08	20.55	17.31	0.07

Item 6.        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2003	2002	2001	2000	1999

Net interest income	$42,748	$40,580	$34,945	$31,154	$27,470
Provision for loan losses	2,550	4,500	4,220	2,840	1,635
Net income	17,709	15,650	13,542	11,592	9,706

Per share data
Net income, basic	$1.31	$1.17	$1.02	$0.87	$0.73
Net income, diluted	1.27	1.12	0.98	0.85	0.71
Cash dividends declared	0.305	0.26	0.225	0.195	0.165

Average balances
Stockholders’ equity	$93,799	$79,417	$66,433	$54,656	$48,052
Assets	1,083,949	998,421	884,793	747,816	637,276
Long-term debt	20,829	20,867	14,336	2,100	2,100

Ratios
Return on average assets	1.63%	1.57%	1.53%	1.55%	1.52%
Return on average stockholders’ equity	18.88%	19.71%	20.38%	21.21%	20.20%
Average stockholders’ equity to average assets	8.65%	7.95%	7.51%	7.31%	7.54%

Per share information has been adjusted to reflect stock splits in 2003 and 1999.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2003, the Bank had twenty-one full service banking locations in Louisville and southern Indiana and one loan production office in Indianapolis, Indiana. The combined effect of added convenience with the Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department (including the brokerage department) and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiaries operate; competition for the Bank’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations or financial condition of the Bank’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  The accounting policy related to the allowance for loan losses is applicable to the commercial and retail banking segment of Bancorp.  The impact and any associated risks related to these policies on our business operations are discussed in the “Allowance for Loan Losses” section below.

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

Overview of 2003

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans, and the rates on those deposits directly impacts profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

During 2003, the business environment was challenging in many respects, characterized by economic uncertainty and consumer apprehension throughout much of the year, and pressure on net interest spread and margin, created by a continuation of a 40-year low in interest rates.  Despite these obstacles, Bancorp completed its sixteenth consecutive year of higher earnings, with eleven straight years of double-digit growth in earnings, and continued its balance sheet growth in loans and deposits.

Record low interest rate levels in 2003 resulted in a excellent year for Stock Yards Mortgage Company. The mortgage company’s volume of loans originated and sold topped that of 2002, and their fee income made a significant contribution to the overall results of Bancorp.  Conversely the low interest rate environment had an unfavorable effect on Bancorp’s net interest income as the net interest margin was negatively affected as rates on interest bearing assets continued to fall, while rates on many interest bearing liabilities approached zero percent.

Business loan growth was challenging in 2003. Customers were cautious and limited their draws on established lines of credit. Unused loan commitments increased from an already historical high at December 31, 2002 of $175 million to $221 million at December 31, 2003.  Consumer loans grew modestly in 2003 with new borrowings limited by the mortgage refinancing boom. As customers refinanced their homes, they often incorporated other financing, thus paying off existing debt or foregoing other consumer borrowing all together.

In addition to mortgage banking income, the growth in non-interest income was aided by solid growth in investment management and trust fees as well as service charges on deposit accounts.  As Bancorp continued to expand fee related income, the proportion of non interest income to total revenues increased to 38% versus 36% in 2002.

Results in 2003 were positively affected by a lower provision for loan losses.  Internal loan quality measurements, including loss experience and past due levels, were at their best levels in three years and there was an overall decline in non-performing loans and net charge-offs during the year.  Bancorp’s process of evaluating the inherent risk in the portfolio considered this data and other information in the evaluation of the risk in the loan portfolio to determine the required balance in the allowance for loan losses account.

The following sections will provide more details on subjects presented in this overview.

Results of Operations

Net income was $17,709,000 or $1.27 per share on a diluted basis in 2003. This compares to $15,650,000 or $1.12 per share in 2002 and $13,542,000 or $0.98 per share in 2001. The increase in 2003 net income was attributable to growth in both net interest income and non-interest income that was partially offset by increased non-interest expenses. Earnings include a 5.4% increase in fully taxable equivalent net interest income and a 15.0% increase in non-interest income.  All categories of non-interest income showed improvement when compared to the prior year.  The mortgage department had a record year in terms of revenue and contributed significantly to the increase in non-interest income.  Non-interest expenses increased 12.8%. Non-interest expenses increased in all categories and are reflective of continued expansion of the banking center network.

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

Bancorp’s net interest margin and net interest spread were negatively affected during the year by the decline of rates on earning assets in excess of the decline in rates on interest bearing liabilities.  Average rates earned on loans and investment securities decreased in 2003 as higher yielding assets matured, while average rates on interest bearing liabilities decreased to a lesser extent since many of Bancorp’s funding sources, particularly deposits, have approached zero percent.  Management believes that any rate cuts in 2004 could have a negative impact on both spread and margin, while an increase in rates could have a positive impact on net interest spread and margin.  Margin contraction could occur under a flat rate scenario due to the effect of competitive pressures on loan rates.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2003	2002	2001	2003/2002 Change		2002/2001 Change

Net interest income, tax equivalent basis	$43,480	$41,264	$35,548	5.4%		16.1%
Net interest spread	3.86%	3.90%	3.60%	(4bp	)	30bp
Net interest margin	4.25%	4.38%	4.27%	(13bp	)	11bp
Average earning assets	$1,022,438	$942,633	$832,228	8.5%		13.3%
Five year treasury bond	3.22%	2.73%	4.33%	49bp		(154bp	)
Prime rate at year end	4.00%	4.25%	4.75%	(25bp	)	(50bp	)
Average prime rate	4.12%	4.67%	6.93%	(55bp	)	(226bp	)

bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operated.  Many fixed rate loans were indexed to the five year treasury bond.  A large portion of the Bank’s variable rate loans were indexed to the Bank’s prime rate and reprice as the prime rate changes, unless they reach a contractual floor or ceiling.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2003 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income Change

Increase 200 bp	12.31%
Increase 100 bp	3.00
Decrease 100 bp	(4.52)
Decrease 200 bp	(11.21)

To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. Based upon management’s assessment of interest rate sensitivity, Bancorp had no derivative financial instruments at December 31, 2003.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax equivalent basis and indicates how net interest income in 2003 and 2002 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2003/2002			2002/2001
	Net Change	Increase (Decrease) Due to		Net Change	Increase (Decrease) Due to
(In thousands)		Rate	Volume		Rate	Volume
Interest income
Loans	$(2,728)	$(6,880)	$4,152	$(2,920)	$(8,496)	$5,576
Federal funds sold	(93)	(193)	100	(187)	(506)	319
Mortgage loans held for sale	86	(65)	151	286	(55)	341
Securities
Taxable	(74)	(447)	373	238	(911)	1,149
Tax-exempt	(3)	(69)	66	(55)	(8)	(47)

Total interest income	(2,812)	(7,654)	4,842	(2,638)	(9,976)	7,338

Interest expense
Deposits
Interest bearing demand deposits	(655)	(1,225)	570	(997)	(1,836)	839
Savings deposits	(142)	(170)	28	(178)	(247)	69
Money market deposits	(344)	(615)	271	(726)	(1,026)	300
Time deposits	(3,651)	(2,078)	(1,573)	(6,251)	(6,690)	439
Securities sold under agreements to repurchase and federal funds purchased	(217)	(324)	107	(794)	(963)	169
Other short-term borowings	(18)	(9)	(9)	(41)	(31)	(10)
Long-term debt	(1)	2	(3)	633	51	582

Total interest expense	(5,028)	(4,419)	(609)	(8,354)	(10,742)	2,388

Net interest income	$2,216	$(3,235)	$5,451	$5,716	$766	$4,950

Provision for Loan Losses

In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses is summarized below:

(Dollars in thousands)	2003	2002	2001

Provision for loan losses	$2,550	$4,500	$4,220
Allowance to loans at year end	1.33%	1.43%	1.41%
Allowance to average loans for year	1.38%	1.48%	1.52%

The provision for loan losses decreased during the year due to the improvement in overall credit quality.  Non-performing loans declined steadily throughout the year and other internal measurements, including loss experience and past due levels were at their lowest level in three years.  See “Financial Condition-Nonperforming Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2003 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income and expenses for 2003, 2002 and 2001. The table shows the dollar and percentage change from 2002 to 2003 and from 2001 to 2002. Below the table is a discussion of significant changes and trends.

				2003/2002		2002/2001
(Dollars in thousands)	2003	2002	2001	Change	%	Change	%

Non-interest income
Investment management and trust services	$8,301	$8,030	$7,256	$271	3.4%	$774	10.7%
Service charges on deposit accounts	8,487	7,453	7,000	1,034	13.9%	453	6.5%
Bankcard transaction revenue	1,013	904	731	109	12.1%	173	23.7%
Gains on sales of mortgage loans held for sale	4,014	3,192	1,995	822	25.8%	1,197	60.0%
Gains on sales of securities available for sale	10	—	—	10	100.0%	—	—
Brokerage commissions and fees	1,272	1,062	661	210	19.8%	401	60.7%
Other	2,863	1,934	1,843	929	48.0%	91	4.9%

	$25,960	$22,575	$19,486	$3,385	15.0%	$3,089	15.9%

One of the largest components of non-interest income is the income from investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At December 31, 2003 assets under management totaled $1.349 billion compared to $1.147 billion at December 31, 2002 and $1.179 billion as of December 31, 2001. Because assets under management are expressed in terms of fair value, increases in market value of existing accounts during 2003 and the attraction of new business have both served to increase assets under management.  During 2002, the effect of declines in market value were offset by the attraction of new business.  Growth in the department’s assets consisted primarily of personal trust accounts during both 2003 and 2002.

Growth in service charges on deposit accounts is primarily due to increased account volumes and an overdraft service for retail customers for both 2003 and 2002.  Promotion of retail accounts has presented opportunities for growth in deposit accounts and increased fee income. The Bank also introduced a new retail deposit account product line during 2001 that has been successful at attracting new accounts.  Additionally, the rates on service charges on deposit accounts were increased late in the first quarter of 2003.

Bankcard transaction revenue primarily represents income that the Bank derives from customers’ use of debit cards.  As the popularity of these cards has grown during 2002 and 2003, there have been increases in the number of transactions by existing cardholders as customers recognize the convenience that the cards offer.  The growth rate of this account was slowed during 2003 by a class action lawsuit brought by several retail merchants against VISA®USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  The lawsuit resulted in a reduction of interchange rates effective August 1, 2003 and established that rates on and after January 2004 will be established from time to time reflecting competitive considerations.  Although the fees regarding transactions have been reduced, the Bank expects fees to continue to grow as volume growth should offset any fee reduction for 2004.

The Bank operates a mortgage banking company as a division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both purchase and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans.  Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Record low mortgage rates in the first three quarters of 2003 led to record volume for the year, surpassing what was a record year in 2002.  Interest rates on mortgage loans rose during the fourth quarter of 2003, resulting in much lower volume than in the first three quarters of the year.  At the time, the rates in the third and fourth quarter of 2002 were also at record lows and led to record volume in 2002.

Brokerage fees increased during 2003 as improved performance in the equity markets helped to restore investor confidence and resulted in higher brokerage commission levels.  A new brokerage team took over the area in 2001 and 2002 represented their first full year of operations.  The brokerage area also added several new brokers during 2002 which helped increase their overall volume of business.

Other non-interest income has increased for several reasons and primarily reflects the Bank’s growth.  Contributing factors to the increase for 2003 and 2002 include the continued growth of income related to internet banking and other categories related to mortgage refinancing fees and income such as title insurance.  There were also a few one time items during 2003, the biggest being income of $256,000 related to the demutualization of an insurance company which held policies related to a defined benefit retirement plan for certain key officers.  See Note 12 to Bancorp’s consolidated financial statements for further discussion of the defined benefit retirement plan.

				2003/2002		2002/2001
(Dollars in thousands)	2003	2002	2001	Change	%	Change	%

Non-interest expenses
Salaries and employee benefits	$23,086	$20,286	$17,644	$2,800	13.8%	$2,642	15.0%
Net occupancy expense	2,623	2,109	1,861	514	24.4%	248	13.3%
Data processing expense	3,372	3,095	2,511	277	8.9%	584	23.3%
Furniture and fixtures expense	1,062	892	813	170	19.1%	79	9.7%
State bank taxes	1,188	1,045	742	143	13.7%	303	40.8%
Other	8,756	8,100	6,958	656	8.1%	1,142	16.4%

	$40,087	$35,527	$30,529	$4,560	12.8%	$4,998	16.4%

Salaries and benefits are the largest component of non-interest expenses. Increases in personnel expense rose in part from regular salary increases.  Also, the Bank continues to add employees to support growth. At December 31, 2003, the Bank had 385 full-time equivalent employees compared to 379 at the same date in 2002 and 347 for 2001. There are no significant obligations for post-retirement or post-employment benefits.

Net occupancy expense has increased as the Bank has added banking centers. During 2003, the Bank opened four locations.  In addition, the Investment Management and Trust department was relocated to new office space during the year.  During 2001, the Bank opened two locations which were only open a portion of 2001 and had a full year’s impact in 2002.  No branches were opened during 2002.  At December 31, 2003 the Bank had twenty-one banking center locations including the main office.  For 2004, management plans to add two new branch locations and relocate the loan production office in Indianapolis to a downtown location while converting it into a full service branch.  Data processing expenses rose as the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income, over the lives of the assets, in the form of depreciation expense.  Furniture and fixtures expense has also increased with the addition of banking centers.  State bank taxes, which are primarily based on average capital and deposit levels, increased in 2003 as capital and deposit levels increased for the year.  The increase in average capital during the prior year was affected by Bancorp’s issuance of trust-preferred securities and subsequent capital contribution to the Bank in June 2001.  This transaction had a full year’s impact in 2002.

Other non-interest expenses have increased from numerous factors and reflect the Bank’s growth. Among the most significant costs that increased in 2003 were expenses related to the increase in mortgage banking activity during the year.  In 2002, some of the most significant increases in non-interest expenses occurred in marketing and advertising relating primarily to a new line of checking account products.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2003	2002	2001

Income tax expense	$8,362	$7,478	$6,140
Effective tax rate	32.1%	32.3%	31.2%

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2003/2002		2002/2001
(Dollars in thousands)	2003	2002	2001	Change	%	Change	%

Average earning assets	$1,022,438	$942,633	$832,228	$79,805	8.5%	$110,405	13.3%
Average interest bearing liabilities	832,310	786,043	704,506	46,267	5.9%	81,537	11.6%
Average total assets	1,083,949	998,421	884,793	85,528	8.6%	113,628	12.8%
Total year end assets	1,118,521	1,040,299	937,912	78,222	7.5%	102,387	10.9%

The Bank has experienced steady growth in earning assets over the last several years. Growth of average earning assets occurred primarily in the area of loans and securities available for sale.  From year end 2002 to year end 2003, average loans increased approximately 7.6% and average securities available for sale increased 13.9%.  More specifically, period end commercial and industrial loans increased 8.3%, while construction loans increased 53.3%, and consumer loans increased 14.7%.  These growth rates were tempered somewhat by a 3.4% growth rate in real estate loans, Bancorp’s largest loan category.  The growth of the available for sale securities portfolio can be attributed to a slower rate of growth in the loan portfolio in 2003.  Excess liquidity was used during the year to increase the size of the securities portfolio and improve Bancorp’s overall return.  The growth in average earning assets during 2002 was also primarily due to average loans which increased 9.9% and the growth in average securities which grew in conjunction with the overall growth in the asset size of Bancorp.

The increase in average interest bearing liabilities from 2002 to 2003 occurred primarily in interest bearing demand deposits, money market deposits, and savings accounts.  The growth in interest bearing checking accounts in 2003 can be attributed to our continued expansion in our primary market.  On the other hand, average time deposits shrunk by 10.8% during 2003 as Bancorp tried to reduce some of its dependence on higher cost time deposits.  The overall increase in average interest bearing liabilities in 2002 can also be partially attributed to interest bearing deposits, but it was also affected by average long-term debt.  Average long-term debt increased during 2002, as a result of Bancorp’s issuance of $21 million of subordinated debentures in June 2001.  Net proceeds of $19.6 million were used to pay off existing long-term debt and to fund the continued growth of Bancorp.  See Note 9 to the consolidated financial statements for more details on subordinated debentures.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2003			Year 2002			Year 2001
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$31,911	$354	1.11%	$25,248	$447	1.77%	$14,384	$634	4.41%
Mortgage loans held for sale	13,535	748	5.53%	10,882	662	6.08%	5,375	376	7.00%
Securities
Taxable	96,916	3,808	3.93%	87,992	3,882	4.41%	64,435	3,644	5.66%
Tax-exempt	26,777	1,671	6.24%	25,741	1,674	6.50%	26,458	1,729	6.53%
Loans, net of unearned income	853,299	54,271	6.36%	792,770	56,999	7.19%	721,576	59,919	8.30%

Total earning assets	1,022,438	60,852	5.95%	942,633	63,664	6.75%	832,228	66,302	7.97%

Less allowance for loan losses	11,971			11,658			10,356

	1,010,467			930,975			821,872

Non-earning assets
Cash and due from banks	30,201			30,783			29,251
Premises and equipment	23,784			20,654			18,428
Accrued interest receivable and other assets	19,497			16,009			15,242

Total assets	$1,083,949			$998,421			$884,793

	Year 2003			Year 2002			Year 2001
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$254,273	$2,234	0.88%	$206,737	$2,889	1.40%	$164,589	$3,886	2.36%
Savings deposits	41,657	70	0.17%	36,270	212	0.58%	30,016	390	1.30%
Money market deposits	108,029	626	0.58%	79,727	970	1.22%	66,020	1,696	2.57%
Time deposits	343,872	11,913	3.46%	385,375	15,564	4.04%	377,630	21,815	5.78%
Securities sold under agreements to repurchase and federal funds purchased	62,599	657	1.05%	55,158	874	1.58%	49,610	1,668	3.36%
Other short-term borrowings	1,051	8	0.76%	1,909	26	1.36%	2,305	67	2.91%
Long-term debt	20,829	1,864	8.95%	20,867	1,865	8.94%	14,336	1,232	8.59%

Total interest bearing liabilities	832,310	17,372	2.09%	786,043	22,400	2.85%	704,506	30,754	4.37%

Non-interest bearing liabilities
Non-interest bearing demand deposits	140,239			121,074			101,542
Accrued interest payable and other liabilities	17,601			11,887			12,312

Total liabilities	990,150			919,004			818,360

Stockholders’ equity	93,799			79,417			66,433

Total liabilities and stockholders’ equity	$1,083,949			$998,421			$884,793

Net interest income		$43,480			$41,264			$35,548

Net interest spread			3.86%			3.90%			3.60%

Net interest margin			4.25%			4.38%			4.27%

Notes:

•      Yields on municipal securities have been computed on a fully tax equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax equivalent adjustments to interest income were $732,000, $684,000 and $603,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•     Average balances for loans include the principal balance of non-accrual loans.

•     Loan interest income includes loan fees and is computed on a fully tax equivalent basis using the federal income tax rate of 35%.

•     Loan fees included in interest income amounted to $1,484,000, $1,275,000 and $1,376,000 in 2003, 2002 and 2001, respectively.

Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance among earnings sources and credit and liquidity considerations.

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2003	2002	2001

Securities available for sale
U.S. Treasury and federal agency obligations	$91,238	$90,144	$51,696
Mortgage-backed securities	26,335	3,685	4,382
Obligations of states and political subdivisions	33,071	19,666	18,266
Other	5,047	4,884	3,159

	$155,691	$118,379	$77,503

Securities held to maturity
Mortgage-backed securities	$618	$3,538	$5,720
Obligations of states and political subdivisions	5,297	5,835	8,158

	$5,915	$9,373	$13,878

The maturity distribution and weighted average interest rates of debt securities at December 31, 2003, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and federal agencies	$35,408	2.81%	$34,699	3.97%	$21,130	4.03%	$—	—
Mortgage-backed securities	—	—	—	—	19,735	4.21%	6,601	5.09%
Obligations of states and political subdivisions	435	3.85%	10,225	3.35%	16,945	4.04%	5,466	5.15%

	$35,843	2.83%	$44,924	3.83%	$57,810	4.10%	$12,067	5.12%

Securities held to maturity
Mortgage-backed securities	$—	—	$305	6.48%	$—	—	$313	6.59%
Obligations of states and political subdivisions	255	4.24%	4,715	4.05%	327	4.65%	—	—

	$255	4.24%	$5,020	4.20%	$327	4.65%	$313	6.59%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2003	2002	2001	2000	1999

Commercial and industrial	$189,477	$175,002	$154,965	$138,629	$116,280
Construction and development	53,506	34,910	55,944	51,505	34,760
Real estate mortgage	500,610	484,330	422,290	347,237	291,714
Consumer	142,560	124,331	144,242	127,263	104,104

	$886,153	$818,573	$777,441	$664,634	$546,858

Real estate mortgage loans are comprised primarily of owner occupied commercial properties, investment commercial properties and residential properties.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2003, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$57,519	$83,834	$48,124	$189,477
Construction and development	24,007	23,007	6,492	53,506

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$44,248	$39,587
Due after five years	10,961	37,162

	$55,209	$76,749

Nonperforming Loans and Assets

Information summarizing nonperforming assets, including nonaccrual loans follows:

	December 31
(Dollars in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans	$4,417	$4,840	$3,775	$602	$2,770
Loans past due 90 days or more and still accruing	433	754	1,346	2,342	1,645

Nonperforming loans	$4,850	$5,594	$5,121	$2,944	$4,415

Foreclosed real estate	3,633	310	63	833	—
Other foreclosed property	—	88	—	—	85

Nonperforming assets	$8,483	$5,992	$5,184	$3,777	$4,500

Nonperforming loans as a percentage of total loans	0.55%	0.68%	0.66%	0.44%	0.81%
Nonperforming assets as a percentage of total assets	0.76%	0.58%	0.55%	0.44%	0.65%

Non-performing loans as a percentage of total loans were down approximately 13 basis points compared to the prior year.  Non-performing loans declined throughout the year as management focused on loan quality and worked hard to reduce the level of non-performing loans.

The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 2003 totaled $127,000.  Interest income that would have been recorded in 2003 if nonaccrual loans were on a current basis in accordance with their original terms was $285,000.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. At December 31, 2003, these loans totaled approximately $722,000. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management believes these loans do not present significant exposure to loss.

Nonperforming assets as a percentage of total assets were up approximately 18 basis points from 2002 to 2003.  This increase primarily relates to real estate acquired in satisfaction of one former credit.  The estimated loss on this credit was included in 2002 in the specific allocations of the allowance for loan losses.  Due to the nature of the property, management anticipates that total disposition of the property may require some two to three years to complete.

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

Bancorp’s lending policies and procedures center on controlling credit risk and include procedures to identify and measure this risk. These procedures begin with lenders assigning a risk rating to each of their credits, and this rating is confirmed in the loan approval process. Internal loan review, through a year-round process of examining individually significant obligor relationships as well a sample of each lender’s portfolio, tests the reliability of these risk assessments. Additionally, review of this process is an integral part of regulatory bank examinations.

Adversely rated credits are included on a loan watch list. This list also includes loans requiring closer monitoring due to borrower’s circumstances; however these loans have generally not reached a level of adversity which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan.  This could include any of the following:

•                  Delinquency of a scheduled loan payment,

•                  Deterioration in the borrower’s financial condition identified in a review of periodic financial statements,

•                  Decrease in the value of collateral securing the loan, or

•                  Change in the economic environment in which the borrower operates.

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared by the responsible loan officer every three months. These reports are reviewed by management and discussed in quarterly meetings with the Board Loan Committee.

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the credit analyst department at any time. Upgrades of risk ratings may only be made with the concurrence of management and internal loan review generally at the time of quarterly watch list review meetings.

In determining the allowance and related provision for loan losses, three principal elements are considered:

•                  Specific allocations based upon probable losses identified during the on going review of the loan portfolio.

•                  Allocations for loans not reviewed are based principally on historical charge off information by loan type.

•                  Additional allowance based on subjective factors.

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans. Loans are reviewed and, if necessary, assigned a loss allocation. These estimates are based primarily upon discounted collateral exposure, but other objective factors such as payment history and financial condition of the borrower may be used as well.

The second element estimates losses for the portion of the portfolio not specifically reviewed.  These loans are totaled by loan category, and are assigned a loss allocation factor based upon the Bank’s historical net charge offs by loan type.

The third element is based on factors not necessarily associated with a specific credit or loan category and represents management’s attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends, portfolio concentrations, and changes in the size, mix and general terms of the loan portfolio.

Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses.  Such provisions are reflected as a charge against current earnings in Bancorp’s consolidated statements of income.

The allocation of the allowance for loan losses by loan category is a result of the analysis above. The same procedures used to determine requirements for the allowance for loan losses establish the distribution of the allowance by loan category.  The distribution of the allowance will change from period to period due to changes in the identified risk in each loan in the portfolio, changes in the aggregate loan balances by loan category, and changes in management’s view of the subjective factors noted above.

The method of calculating the allowance requirements has not changed significantly over time.  The reallocations among different categories of loans between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio as described above.  However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in nonperforming loans.

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

	Years ended December 31
(Dollars in thousands)	2003	2002	2001	2000	1999

Average loans	$853,299	$792,770	$721,576	$612,890	$492,101

Balance of allowance for loan losses at beginning of year	$11,705	$10,965	$9,331	$7,336	$6,666
Loans charged off
Commercial and industrial	467	1,736	1,203	424	644
Construction and development	986	—	—	—	—
Real estate mortgage	690	602	327	536	—
Consumer	1,071	1,628	1,259	490	391

Total loans charged off	3,214	3,966	2,789	1,450	1,035

Recoveries of loans previously charged off
Commercial and industrial	115	37	32	508	5
Construction and development	—	—	—	—	—
Real estate mortgage	254	9	—	2	5
Consumer	388	160	171	95	60

Total recoveries	757	206	203	605	70

Net loans charged off	2,457	3,760	2,586	845	965
Additions to allowance charged to expense	2,550	4,500	4,220	2,840	1,635

Balance at end of year	$11,798	$11,705	$10,965	$9,331	$7,336

Ratio of net charge-offs during year to average loans	0.29%	0.47%	0.36%	0.14%	0.20%

The overall decrease in charge-offs during the year can be attributed primarily to the industrial and commercial portfolio which was due in part to improving economic conditions, but the main reason is increased focus by management on credit quality.  Additionally, part of the decrease in charge-offs related to the consumer portfolio and is a reflection of improved underwriting policies and increased scrutiny within the consumer loan portfolio.  The increased focus by management on credit quality can be even more clearly seen in the increase in recoveries as management has pushed hard to resolve problem credits in a beneficial manner during the year.  See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2003	2002	2001	2000	1999

Commercial and industrial	$4,085	$4,550	$2,936	$2,334	$2,743
Construction and development	1,887	572	1,066	2,285	58
Real estate mortgage	1,598	2,350	3,024	1,693	1,351
Consumer	1,571	1,607	1,779	1,686	981
Unallocated	2,657	2,626	2,160	1,333	2,203

	$11,798	$11,705	$10,965	$9,331	$7,336

The increase or decrease in the allocation of the allowance from year to year in various categories is influenced greatly by the level of net charge-offs in the respective categories and other factors including allocations tied to specific loans.  The increase in the allocation for construction and development loans during 2003 was greatly influenced by the level of net charge-offs experienced during the year.

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2003	2002	2001	2000	1999

Commercial and industrial	21.4%	21.4%	19.6%	20.6%	21.2%
Construction and development	6.0%	4.3%	7.2%	7.7%	6.4%
Real estate mortgage	56.5%	59.1%	65.1%	62.8%	63.8%
Consumer	16.1%	15.2%	8.1%	8.9%	8.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2003	2002	2001

Provision for loans losses to average loans	0.30%	0.57%	0.58%
Net charge-offs to average loans	0.29%	0.47%	0.36%
Allowance for loan losses to average loans	1.38%	1.48%	1.52%
Allowance for loan losses to year end loans	1.33%	1.43%	1.41%

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

	Years ended December 31
	2003		2002		2001
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$140,239	—	$121,074	—	$101,542	—
Interest bearing demand deposits	254,273	0.88%	206,737	1.40%	164,589	2.36%
Savings deposits	41,657	0.17%	36,270	0.58%	30,016	1.30%
Money market deposits	108,029	0.58%	79,727	1.22%	66,020	2.57%
Time deposits	343,872	3.46%	385,375	4.04%	377,630	5.78%

	$888,070		$829,183		$739,797

Maturities of time deposits of $100,000 or more outstanding at December 31, 2003, are summarized as follows:

(In thousands)	Amount

3 months or less	$25,018
Over 3 through 6 months	10,433
Over 6 through 12 months	20,866
Over 12 months	35,572

$91,889

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  Repurchase agreements generally have maturities of one to four days from the transaction date.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2003		2002		2001
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end balance	$66,102	0.95%	$52,659	1.27%	$51,431	1.94%
Average during year	61,571	1.05%	53,491	1.57%	48,376	3.39%
Maximum month end balance during year	71,748		56,988		51,543

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

Bancorp’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of daily, weekly and monthly reports provided to management detail the following:  internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, and exposure to contingent draws on Bancorp’s liquidity.

The Bank has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, including consumer and commercial deposits are a principal source of funds. The majority of these deposits come from long-term customers and are a stable source of funds. The Bank has no brokered deposits, and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased are an available source of liquidity.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 2003, the amount of available credit from the FHLB totaled $141 million. Bancorp’s ability to borrow from the FHLB was reduced in the past year, as the Bank used some of its credit line for a standby letter of credit to secure trust deposits.  Additionally, the Bank has federal funds purchased lines with correspondent banks totaling

$58 million.  Bancorp can also borrow from the Federal Reserve Bank of Saint Louis based upon its asset size.  Bancorp has in the past had a line of credit with a correspondent bank and management believes it has the ability to restore a line of credit with an outside bank at any time.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 14 to Bancorp’s consolidated financial statements, the Bank may pay up to $27,926,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Bancorp derives most of its cash flow from the activities of the Bank.  Cash flow is provided primarily through the financing activities of the Bank which include raising deposits and the borrowing of funds from institutional sources such as fed funds purchased.  These funds are then primarily used to facilitate the investment activities of the Bank which include making loans and increasing the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  A portion of the net income from the Bank is also used to pay dividends to shareholders.  For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Other Off-Balance Sheet Activities

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2003 are as follows:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years

Unused loan commitments	$209,014	$86,753	$41,990	$45,224	$35,047
Standby letters of credit	11,854	7,777	447	3,629	1

Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Bank also has required future payments for a defined benefit retirement plan and long-term debt.  See Note 12 and Note 9 to Bancorp’s consolidated financial statements for further information on the defined benefit retirement plan and subordinated debentures, respectively.  The required payments under such commitments at December 31, 2003 are as follows:

		Payments due by period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$10,440	$1,089	$2,381	$2,044	$4,926
Defined benefit retirement plan	5,265	90	348	348	4,479
Subordinated debentures	20,829	—	—	—	20,829

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except per share data)	2003	2002	Change

Stockholders’ equity	$100,414	$86,067	16.67%
Dividends per share	$0.305	$0.260	17.31%
Tier 1 risk-based capital	13.46%	13.19%	27 bp
Total risk-based capital	14.74%	14.48%	26 bp
Leverage ratio	10.61%	9.81%	80 bp

The increase in stockholders’ equity from 2002 to 2003 was primarily due to net income less the effect of dividends paid to shareholders.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  Note 17 to the consolidated financial statements provides more details of regulatory capital requirements, as well as, capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

In November 1999, Bancorp announced a 400,000 share common stock buy back program representing approximately 3% of its common stock. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. At December 31, 2003, shares repurchased pursuant to this program totaled 224,568.

A component of equity is accumulated other comprehensive income which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $1,474,000 and $2,239,000 at December 31, 2003 and 2002, respectively. The $765,000 decrease in accumulated other comprehensive income is primarily a reflection of the effect of the interest rate environment on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2003	2002	2001

Return on average assets	1.63%	1.57%	1.53%
Return on average stockholders’ equity	18.88%	19.71%	20.38%
Dividend pay out ratio, based on basic EPS	23.28%	22.32%	22.17%
Average stockholders’ equity to average assets	8.65%	7.95%	7.51%

Recently Issued Accounting Pronouncements

This discussion is also included in Note 1 to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries should provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise.  For public companies, FIN 46R is applicable to all special-purpose entities (SPEs) no later than the end of the first reporting period ending after December 15, 2003 (i.e., December 31, 2003 for Bancorp), and immediately to all entities created after January 31, 2003.  The effective dates of FIN 46R vary depending on the type reporting enterprise and the type of entity that the enterprise is involved with.  FIN 46R permits either a cumulative effect adjustment or full restatement for all periods presented upon adoption of FIN 46R.  Bancorp has chosen a full restatement for its consolidated financial statements.

The only SPE that Bancorp has in place at December 31, 2003 is a limited purpose trust that issues trust preferred securities.  These limited purpose trusts issue preferred securities to outside investors and use the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative.  The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of SFAS No. 149 did not have a material impact on the Bancorp’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable instruments, SFAS No. 150 will be effective on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  Bancorp does not have any financial instruments that are within the scope of SFAS No. 150.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values.  Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 is generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 12 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

Quarterly Operating Results

Following is a summary of quarterly operating results for 2003 and 2002:

(In thousands, except per share data)	2003				2002
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$14,977	$15,109	$15,009	$15,025	$15,773	$15,941	$15,798	$15,468
Interest expense	4,057	4,179	4,484	4,652	5,159	5,667	5,815	5,759

Net interest income	10,920	10,930	10,525	10,373	10,614	10,274	9,983	9,709

Provision for loan losses	650	300	900	700	1,350	1,150	1,100	900

Net interest income after provision	10,270	10,630	9,625	9,673	9,264	9,124	8,883	8,809
Non-interest income	6,613	6,754	6,739	5,854	6,433	5,874	5,220	5,048
Non-interest expenses	10,428	9,985	10,250	9,424	9,650	8,909	8,636	8,332

Income before income taxes	6,455	7,399	6,114	6,103	6,047	6,089	5,467	5,525
Income tax expense	1,993	2,418	1,977	1,974	1,852	2,001	1,803	1,822

Net income	$4,462	$4,981	$4,137	$4,129	$4,195	$4,088	$3,664	$3,703

Basic earnings per share	$0.33	$0.37	$0.31	$0.31	$0.31	$0.30	$0.27	$0.28
Diluted earnings per share	0.32	0.36	0.30	0.30	0.30	0.29	0.26	0.27

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2003 does not add to the year to date figure reported in Bancorp’s consolidated financial statements due to rounding.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2003	2002

Assets
Cash and due from banks	$31,911	$34,918
Federal funds sold	2,165	4,582
Mortgage loans held for sale	3,157	27,534
Securities available for sale (amortized cost $152,951 in 2003 and $114,665 in 2002)	155,691	118,379
Securities held to maturity (approximate fair value $6,244 in 2003 and $9,859 in 2002)	5,915	9,373
Loans	886,153	818,573
Less allowance for loan losses	11,798	11,705
Net loans	874,355	806,868
Premises and equipment	24,785	22,021
Accrued interest receivable and other assets	20,542	16,624

Total assets	$1,118,521	$1,040,299

Liabilities
Deposits
Non-interest bearing	$143,901	$131,505
Interest bearing	737,965	729,582
Total deposits	881,866	861,087

Securities sold under agreements to repurchase and federal funds purchased	92,102	52,659
Other short-term borrowings	1,232	2,657
Accrued interest payable and other liabilities	22,078	16,970
Subordinated debentures	20,829	20,859

Total liabilities	1,018,107	954,232

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,575,316 in 2003 and 13,433,062 in 2002	6,128	5,858
Surplus	16,153	14,889
Retained earnings	76,659	63,081
Accumulated other comprehensive income	1,474	2,239

Total stockholders’ equity	100,414	86,067

Total liabilities and stockholders’ equity	$1,118,521	$1,040,299

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001

Interest income
Loans	$54,025	$56,819	$59,837
Federal funds sold	354	447	634
Mortgage loans held for sale	748	662	376
Securities
Taxable	3,808	3,882	3,644
Tax-exempt	1,185	1,170	1,208
Total interest income	60,120	62,980	65,699

Interest expense
Deposits	14,843	19,635	27,787
Securities sold under agreements to repurchase and federal funds purchased	657	874	1,668
Other short-term borrowings	8	26	67
Subordinated debentures	1,864	1,865	1,232
Total interest expense	17,372	22,400	30,754
Net interest income	42,748	40,580	34,945

Provision for loan losses	2,550	4,500	4,220

Net interest income after provision for loan losses	40,198	36,080	30,725

Non-interest income
Investment management and trust services	8,301	8,030	7,256
Service charges on deposit accounts	8,487	7,453	7,000
Bankcard transaction revenue	1,013	904	731
Gains on sales of mortgage loans held for sale	4,014	3,192	1,995
Gains on sales of securities available for sale	10	—	—
Brokerage commissions and fees	1,272	1,062	661
Other	2,863	1,934	1,843
Total non-interest income	25,960	22,575	19,486

Non-interest expenses
Salaries and employee benefits	23,086	20,286	17,644
Net occupancy expense	2,623	2,109	1,861
Data processing expense	3,372	3,095	2,511
Furniture and fixtures expense	1,062	892	813
State bank taxes	1,188	1,045	742
Other	8,756	8,100	6,958
Total non-interest expense	40,087	35,527	30,529

Income before income taxes	26,071	23,128	19,682
Income tax expense	8,362	7,478	6,140

Net income	$17,709	$15,650	$13,542

Net income per share, basic	$1.31	$1.17	$1.02
Net income per share, diluted	$1.27	$1.12	$0.98

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2003
	Common Stock
(In thousands, except share data)	Number of Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2000	13,274,954	$5,595	$14,292	$40,380	$21	$60,288

Net income	—	—	—	13,542	—	13,542
Change in other comprehensive income, net of tax	—	—	—	—	624	624
Shares issued for stock options exercised and employee benefit plans	109,876	183	557	—	—	740
Cash dividends, $0.225 per share	—	—	—	(2,998)	—	(2,998)
Shares repurchased	(40,242)	(67)	(445)		—	(512)

Balance December 31, 2001	13,344,588	5,711	14,404	50,924	645	71,684

Net income	—	—	—	15,650	—	15,650
Change in other comprehensive income, net of tax	—	—	—	—	1,594	1,594
Shares issued for stock options exercised and employee benefit plans	126,474	209	1,082	—	—	1,291
Cash dividends, $0.26 per share	—	—	—	(3,493)	—	(3,493)
Shares repurchased	(38,000)	(62)	(597)		—	(659)

Balance December 31, 2002	13,433,062	5,858	14,889	63,081	2,239	86,067

Net income	—	—	—	17,709	—	17,709
Change in other comprehensive income, net of tax	—	—	—	—	(765)	(765)
Shares issued for stock options exercised and employee benefit plans	144,680	274	1,301	—	—	1,575
Cash dividends, $0.305 per share	—	—	—	(4,131)	—	(4,131)
Shares repurchased	(2,426)	(4)	(37)		—	(41)

Balance December 31, 2003	13,575,316	$6,128	$16,153	$76,659	$1,474	$100,414

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2003	2002	2001

Net income	$17,709	$15,650	$13,542

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(661)	1,579	652
Less reclassification adjustment for gains included in net income	7	—	—
Minimum pension liability adjustment	(97)	15	(28)

Other comprehensive income (loss)	(765)	1,594	624

Comprehensive income	$16,944	$17,244	$14,166

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2003	2002	2001

Operating activities
Net income	$17,709	$15,650	$13,542
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,550	4,500	4,220
Depreciation, amortization and accretion, net	2,921	2,224	1,831
Provision for deferred income taxes	402	(43)	(335)
Gains on sales of securities available for sale	(10)	—	—
Gains on sales of mortgage loans held for sale	(4,014)	(3,192)	(1,995)
Loss on the disposal of premises and equipment	9	198	—
Loss (gain) on the sale of other real estate	233	(18)	28
Origination of mortgage loans held for sale	(238,155)	(183,718)	(121,481)
Proceeds from sales of mortgage loans held for sale	266,546	173,339	111,843
Income tax benefit of stock options exercised	370	327	162
Increase in accrued interest receivable and other assets	(9,626)	(1,779)	(301)
Increase in accrued interest payable and other liabilities	4,560	5,996	949
Net cash provided by operating activities	43,495	13,484	8,463

Investing activities
Net decrease (increase) in federal funds sold	2,417	(4,364)	28,802
Purchases of securities available for sale	(146,867)	(186,716)	(34,469)
Proceeds from sales of securities available for sale	1,014	—	—
Proceeds from maturities of securities available for sale	107,340	148,111	27,809
Proceeds from maturities of securities held to maturity	3,467	4,555	3,023
Net increase in loans	(65,462)	(44,247)	(115,296)
Purchases of premises and equipment	(5,465)	(4,950)	(3,619)
Proceeds from sales of other real estate	1,108	379	839
Net cash used in investing activities	(102,448)	(87,232)	(92,911)

Financing activities
Net increase in deposits	20,779	107,536	27,894
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	39,443	(26,372)	26,755
Net (decrease) increase in other short-term borrowings	(1,425)	777	67
Repayments of subordinated debentures	(30)	(30)	(1,830)
Net proceeds from subordinated debentures	—	—	19,563
Issuance of common stock	1,205	964	578
Common stock repurchases	(41)	(659)	(512)
Cash dividends paid	(3,985)	(3,353)	(2,861)
Net cash provided by financing activities	55,946	78,863	69,654

Net increase (decrease) in cash and cash equivalents	(3,007)	5,115	(14,794)

Cash and cash equivalents at beginning of year	34,918	29,803	44,597

Cash and cash equivalents at end of year	$31,911	$34,918	$29,803

Supplemental cash flow information:
Income tax payments	$7,700	$7,200	$6,588
Cash paid for interest	17,522	22,484	30,863

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The Bank is engaged in commercial and retail banking services, trust and investment management services, and mortgage banking services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  A secondary market would be Indianapolis, Indiana where the Bank has a loan production office.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using both accelerated and straight-line methods over the estimated useful lives of the assets ranging from 3 to 39 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases or over the useful lives of the improvements, whichever is shorter.

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

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase as a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are under the control of Bancorp.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available for sale investment securities and minimum pension liability adjustments.

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-one full service banking locations in Louisville and southern Indiana.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in three reportable operating segments: commercial and retail banking, investment management and trust, and mortgage banking.

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

Bancorp’s as reported and proforma information for the years ended December 31 follow:

(In thousands, except per share data)	2003	2002	2001
Net income, as reported	$17,709	$15,650	$13,542
Less: stock-based compensation expense determined under fair value method, net of tax	399	376	313
Proforma net income	$17,310	$15,274	$13,229

Basic EPS:
As reported	$1.31	$1.17	$1.02
Proforma	1.28	1.14	1.00
Diluted EPS:
As reported	1.27	1.12	0.98
Proforma	1.24	1.10	0.96

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2003	2002	2001
Assumptions Used in Option Valuation
Dividend yield	1.48%	1.52%	1.54%
Expected volatility	17.78%	17.15%	17.39%
Risk free interest rate	4.00%	5.31%	5.02%
Expected life of options (in years)	7.0	7.0	7.0

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries should provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise.  For public companies, FIN 46R is applicable to all special-purpose entities (SPEs) no later than the end of the first reporting period ending after December 15, 2003 (i.e., December 31, 2003 for Bancorp), and immediately to all entities created after January 31, 2003.  The effective dates of FIN 46R vary depending on the type reporting enterprise and the type of entity that the enterprise is involved with.  FIN 46R permits either a cumulative effect adjustment or full restatement for all periods presented upon adoption of FIN 46R.  Bancorp has chosen a full restatement for its consolidated financial statements.

The only SPE that Bancorp has in place at December 31, 2003 is a limited purpose trust that issues trust preferred securities.  These limited purpose trusts issue preferred securities to outside investors and use the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distribute cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative.  The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of SFAS No. 149 did not have a material impact on the Bancorp’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions, and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable instruments, SFAS No. 150 will be effective on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  Bancorp does not have any financial instruments that are within the scope of SFAS No. 150.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values.  Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 is generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 12 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 2003, the amount of those required reserve balances was approximately $10,580,000.

(3) Securities

The amortized cost and approximate fair value of securities available for sale follow:

(In thousands)	Amortized Cost	Unrealized		Approximate Fair Value
		Gains	Losses

December 31, 2003
U.S. Treasury and federal agencies	$90,273	$1,182	$217	$91,238
Mortgage-backed securities	26,102	335	102	26,335
Obligations of states and political subdivisions	31,611	1,540	80	33,071
Other	4,965	82	—	5,047

	$152,951	$3,139	$399	$155,691

December 31, 2002
U.S. Treasury and federal agencies	$87,898	$2,246	$—	$90,144
Mortgage-backed securities	3,506	179	—	3,685
Obligations of states and political subdivisions	18,417	1,253	4	19,666
Other	4,844	40	—	4,884

	$114,665	$3,718	$4	$118,379

Other securities include Federal Home Loan Bank stock of $3,097,000 at December 31, 2003 and $2,975,000 at December 31, 2002.  The balance of other securities at December 31, 2003 and 2002 consists of trust preferred securities.

The amortized cost and approximate fair value of securities held to maturity follow:

(In thousands)	Amortized Cost	Unrealized		Approximate Fair Value
		Gain	Losses

December 31, 2003
Mortgage-backed securities	$618	$21	$—	$639
Obligations of states and political subdivisions	5,297	313	5	5,605

	$5,915	$334	$5	$6,244

December 31, 2002
Mortgage-backed securities	$3,538	$125	$—	$3,663
Obligations of states and political subdivisions	5,835	361	—	6,196

	$9,373	$486	$—	$9,859

A summary of debt securities as of December 31, 2003 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. For mortgage-backed securities, the expected remaining life is reflected rather than the contractual maturities.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$35,716	$35,843	$255	$256
Due after one year through five years	43,741	44,924	5,020	5,310
Due after five years through ten years	56,935	57,810	327	350
Due after ten years	11,594	12,067	313	328

	$147,986	$150,644	$5,915	$6,244

Securities with a carrying value of approximately $97,225,000 at December 31, 2003 and $75,011,000 at December 31, 2002 were pledged to secure public deposits and certain borrowings.

At year end 2003 and 2002, there were no holding of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2003, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$12,828	$217	$	$	$12,828	$217
Mortgage-backed securities	8,829	102	—	—	8,829	102
Obligations of states and political subdivisions	5,796	82	525	3	6,321	85

Total temporarily impaired securities	$27,453	$401	$525	$3	$27,978	$404

Unrealized losses on Bancorp’s bond portfolio have not been recognized into income because the bonds are of high credit quality, management has the intent and the ability hold for the foreseeable future, and the decline in fair values is largely due to an increase in interest rates from the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  All of these investments consist of 25 separate investment positions that are not considered other-than-temporarily impaired.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2003	2002

Commercial and industrial	$189,477	$175,002
Construction and development	53,506	34,910
Real estate mortgage	500,610	484,330
Consumer	142,560	124,331

	$886,153	$818,573

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

Information about impaired loans follows:

	December 31,
(In thousands)	2003	2002

Principal balance of impaired loans	$4,417	$4,840
Impaired loans with a valuation allowance	2,638	2,902
Amount of valuation allowance	895	826
Impaired loans with no valuation allowance	1,779	1,937
Average balance of impaired loans for year	4,362	4,314

Interest income on impaired loans (cash basis) was $127,000, $110,000 and $157,000 in 2003, 2002, and 2001, respectively.  Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $285,000, $669,000 and $512,000 in 2003, 2002 and 2001, respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $6,909,000 and $4,952,000 at December 31, 2003 and 2002, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers.  During 2003, new loans of $26,523,000 were made to officers and directors and affiliated companies and repayments amounted to $24,271,000.  An additional $295,000 reduction in loans to directors was due to the retirement of a board member during the year.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 follows:

	Years Ended December 31,
(In thousands)	2003	2002	2001

Balance at January 1	$11,705	$10,965	$9,331
Provision for loan losses	2,550	4,500	4,220
Loans charged off	3,214	3,966	2,789
Recoveries	757	206	203

Net loan charge-offs	2,457	3,760	2,586

Balance at December 31	$11,798	$11,705	$10,965

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2003	2002

Land	$3,732	$3,221
Buildings and improvements	18,587	15,731
Furniture and equipment	15,098	13,752
Construction in progress	212	657

	37,629	33,361

Accumulated depreciation and amortization	12,844	11,340

	$24,785	$22,021

Depreciation expense related to premises and equipment was $2,692,000 in 2003, $2,152,000 in 2002 and $1,695,000 in 2001.

(6) Income Taxes

Income taxes consist of the following:

	Years Ended December 31,
(In thousands)	2003	2002	2001

Applicable to operations:
Current	$7,960	$7,521	$6,475
Deferred	402	(43)	(335)

Total applicable to operations	8,362	7,478	6,140

Charged (credited) to stockholders’ equity:
Unrealized gain on securities available for sale	327	824	345
Stock options exercised	(370)	(327)	(162)
Minimum pension liability adjustment	52	8	(15)

	$8,371	$7,983	$6,308

An analysis of the difference between the statutory and effective tax rates follows:

	Years Ended December 31,
	2003	2002	2001

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	-2.0%	-2.1%	-2.4%
Other, net	-0.9%	-0.6%	-1.4%

	32.1%	32.3%	31.2%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2003	2002

Deferred tax assets
Allowance for loan losses	$4,129	$4,096
Deferred compensation	978	845
Other	333	228

Total deferred tax assets	5,440	5,169

Deferred tax liabilities
Securities	1,406	1,676
Property and equipment	1,147	618
Other	51	16

Total deferred tax liabilities	2,604	2,310

Net deferred tax asset	$2,836	$2,859

No valuation allowance for deferred tax assets was recorded as of December 31, 2003 and 2002 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(7) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2003	2002

Interest bearing demand	$271,041	$230,587
Savings	41,962	35,328
Money market	103,909	98,951
Time deposits greater than $100,000	91,889	106,501
Other time deposits	229,164	258,215

	$737,965	$729,582

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,483,000, $4,712,000 and $6,492,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, the scheduled maturities of time deposits were as follows:

(In thousands)

2004	$197,425
2005	68,559
2006	17,116
2007	20,720
2008 and thereafter	17,233

$321,053

(8) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2003	2002

Average balance during the year	$61,571	$53,491
Average interest rate during the year	1.05%	1.57%
Maximum month-end balance during the year	$71,748	$56,988

(9) Subordinated Debentures

The Bank had 3.25% subordinated debentures outstanding amounting to $210,000 at December 31, 2003 and $240,000 at December 31, 2002. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2003, the rate on these debentures was 3.25%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (the Securities) which mature on June 30, 2031; however, prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  Proceeds from issuance of the securities, net of underwriting fees and offering expenses were $18.9 million.  The principal asset of the Trust is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture also bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all the common securities of the Trust.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of December 31, 2003 and 2002 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

(10) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2003	2002	2001

Net income, basic and diluted	$17,709	$15,650	$13,542

Average shares outstanding for basic EPS calculation	13,481	13,385	13,288
Effect of dilutive securities	494	555	513

Average shares outstanding including dilutive securities	13,975	13,940	13,801

Net income per share, basic	$1.31	$1.17	$1.02

Net income per share, diluted	$1.27	$1.12	$0.98

(11) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to $141 million under terms to be established at the time of the advance. Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank has not taken any advances under this agreement.  The Bank also has a standby letter of credit from the FHLB for $33 million outstanding at December 31, 2003.  Due to a change in Kentucky law, excess cash balances in Investment Management and Trust customer accounts, formerly invested in external mutual funds, may now be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

(12) Employee Benefit Plans

The Bank has an employee stock ownership plan, a 401(k) profit sharing plan and a non-qualified deferred compensation plan. All plans are defined contribution plans.  Prior to March 2001, the Bank also had a money purchase plan.  This plan was eliminated during 2001 and the assets of the plan were combined with the profit sharing plan.  The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 2003, 2002, and 2001 were $960,000, $776,000, and $824,000, respectively. Contributions are made in accordance with the terms of the plans. As of December 31, 2003 and 2002, the employee stock ownership plan held 184,169 and 182,828, respectively, shares of Company stock.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Company uses a December 31 measurement date for this plan.  At December 31, 2003 and 2002, the accumulated benefit obligation for the plan was $2,042,000 and $1,804,000, respectively.  A discount rate of 6.00% and 6.75% were used in 2003 and 2002, respectively in determining the actuarial present value of the projected benefit obligation.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	December 31,
(Dollars in thousands)	2003	2002

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	120	120
Expected return on plan assets	—	—
Amortization of prior service cost	6	6
Amortization of the net (gain) loss	32	22

Net periodic benefit cost	$158	$148

The following table sets forth the plan’s benefit obligations, the fair value of plan assets and funded status at December 31, 2003 and 2002:

(Dollars in thousands)	2003	2002
Pension Benefits
Benefit obligation at December 31	$2,042	$1,804
Fair value of plan assets at December 31	—	—

Funded status	$(2,042)	$(1,804)

Accrued benefit cost recognized in the consolidated balance sheets	$1,561	$1,466

The following table sets forth additional information concerning Bancorp’s unfunded, non-qualified, defined benefit retirement plan as of December 31, 2003 and 2002:

(Dollars in thousands)	2003	2002
Pension Benefits
Benefit cost	$158	$148
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	51	51

The benefits expected to be paid in each year from 2004 to 2008 are $90,000, $174,000, $174,000, $174,000 and $174,000, respectively.  The aggregate benefits expected to be paid beyond 2008 are $4,479,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2003.

Obligations for other post-retirement and post-employment benefits are not significant.

(13) Stock Options

In 1995, shareholders approved a stock incentive plan.  Under this plan there have been a total of 1,440,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors. As of December 31, 2003, 45,920 shares were available for future grant.  Bancorp also has an older stock option plan under which all options have been granted. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. The options granted at an exercise price of $0.431 per share were granted in 1984 below the market value of the Bank’s common stock at the grant date and do not expire. All other options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.  Activity with respect to outstanding options follows:

	Shares	Weighted average price per share

Outstanding at December 31, 2000	1,003,680	6.22
Granted	163,000	16.77
Exercised	(104,832)	4.61
Forfeited	(8,400)	10.35

Outstanding at December 31, 2001	1,053,448	8.57
Granted	148,400	19.55
Exercised	(100,448)	4.99
Forfeited	(3,400)	15.16

Outstanding at December 31, 2002	1,098,000	10.36
Granted	141,800	21.15
Exercised	(110,120)	5.26
Forfeited	(3,720)	14.16

Outstanding at December 31, 2003	1,125,960	$12.27

The weighted average fair values of options granted in 2003, 2002 and 2001 were $5.00, $5.24 and $4.36, respectively.

Options outstanding at December 31, 2003 were as follows:

Option price per share	Expiration	Shares	Options exercisable

$0.431	none	4,000	4,000
3.211	2004	41,120	41,120
3.625-4.188	2005	226,600	226,600
7.250	2007	38,200	38,200
10.250	2008	42,000	42,000
11.969-12.00	2009	78,680	70,880
10.125-10.50	2010	248,560	194,800
16.20-16.80	2011	157,400	97,460
19.05-19.55	2012	147,600	66,480
18.95-21.18	2013	141,800	—

		1,125,960	781,540

(14) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2004, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $27,926,000.

(15) Commitments and Contingent Liabilities

As of December 31, 2003, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $220,867,000, including standby letters of credit of $11,854,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2003, no amounts have been accrued in the consolidated financial statements relating to these instruments.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.  Standby letters of credit generally have maturities of up to five years.

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $1,089,000 in 2004; $1,192,000 in 2005; $1,189,000 in 2006; $1,129,000 in 2007; $915,000 in 2008 and $4,926,000 in the aggregate thereafter. Rent expense, net of sublease income, was $969,000 in 2003, $673,000 in 2002, and $615,000 in 2001.

Also, as of December 31, 2003, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(16) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$34,076	$34,076	$39,500	$39,500
Mortgage loans held for sale	3,157	3,161	27,534	27,374
Securities	161,606	161,935	127,752	128,238
Loans, net	874,355	891,056	806,868	814,521
Accrued interest receivable	4,444	4,444	4,389	4,389

Financial liabilities
Deposits	$881,866	$888,771	$861,087	$872,707
Short-term borrowings	93,334	93,334	55,316	55,316
Subordinated debentures	20,829	21,921	20,859	22,163
Accrued interest payable	256	256	406	406

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(174)	—	(158)

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

Subordinated Debentures

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

(17) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2003.

As of December 2003 and 2002, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier I ratio of at least 6%; and a leverage ratio of at least 5%. All banks are required to have a total capital ratio of at least 8%, a Tier I ratio of at least 4% and a leverage ratio of at least 3%.  There are no conditions or events since those notifications that management believes have changed the Bank’s categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2003 and 2002 follows:

	2003		2002
	Actual		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$129,121	14.74%	$112,953	14.48%
Bank	120,849	13.91%	109,138	14.01%

Tier 1 risk-based capital (1)
Consolidated	117,950	13.46%	102,934	13.19%
Bank	109,764	12.63%	98,897	12.69%

Leverage (2)
Consolidated	117,950	10.61%	102,934	9.81%
Bank	109,764	9.92%	98,897	9.46%

(1)  Ratio is computed in relation to risk-weighted assets.

(2)  Ratio is computed in relation to average assets.

(18) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2003	2002

Assets
Cash on deposit with subsidiary bank	$1,336	$696
Investment in and receivable from subsidiaries	117,022	104,941
Securities available for sale (amortized cost of $1,250 in 2003 and 2002)	1,332	1,289
Other assets	4,650	2,271

Total assets	$124,340	$109,197

Liabilities and stockholders’ equity
Other liabilities	$3,307	$2,511
Subordinated debentures	20,619	20,619
Stockholders’ equity	100,414	86,067

Total liabilities and stockholders’ equity	$124,340	$109,197

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2003	2002	2001

Income - Dividends and interest from subsidiaries	$8,099	$56	$3,160
Income - Interest income from securities	103	28	—
Expenses	2,157	2,104	1,443
Income (loss) before income taxes and equity in undistributed net income of subsidiary	6,045	(2,020)	1,717
Income tax benefit	700	707	496
Income (loss) before equity in undistributed net income of subsidiary	6,745	(1,313)	2,213
Equity in undistributed net income of subsidiary	10,964	16,963	11,329

Net income	$17,709	$15,650	$13,542

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2003	2002	2001

Operating activities
Net income	$17,709	$15,650	$13,542
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,964)	(16,963)	(11,329)
Increase (decrease) in receivable from subsidiaries	(1,910)	719	(704)
Income tax benefit of stock options exercised	370	327	162
Increase in other assets	(2,394)	(193)	(59)
Increase (decrease) in other liabilities	650	266	(55)

Net cash provided by (used in) operating activities	3,461	(194)	1,557

Investing activities
Purchases of securities available for sale	—	(1,250)	—
Increase in capital investment in subsidiaries	—	(800)	(10,819)

Net cash used in investing activities	—	(2,050)	(10,819)

Financing activities
Repayments of long-term debt	—	—	(1,800)
Net proceeds from subordinated debentures	—	—	19,563
Issuance of common stock	1,205	964	578
Common stock repurchases	(41)	(659)	(512)
Cash dividends paid	(3,985)	(3,353)	(2,861)

Net cash (used in) provided by financing activities	(2,821)	(3,048)	14,968

Net increase (decrease) in cash	640	(5,292)	5,706

Cash at beginning of year	696	5,988	282

Cash at end of year	$1,336	$696	$5,988

(19) Segments

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

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2003	2002	2001

Net interest income
Commercial and retail banking	$41,841	$39,846	$34,470
Investment management and trust	195	108	29
Mortgage banking	712	626	446

Total	$42,748	$40,580	$34,945

Non-interest income
Commercial and retail banking	$11,241	$9,635	$8,970
Investment management and trust	9,573	9,092	7,917
Mortgage banking	5,146	3,848	2,599

Total	$25,960	$22,575	$19,486

Net income
Commercial and retail banking	$14,044	$12,201	$10,823
Investment management and trust	2,489	2,336	2,094
Mortgage banking	1,176	1,113	625

Total	$17,709	$15,650	$13,542

Independent Auditors’ Report

To the Board of Directors and Stockholders

S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. (Bancorp) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky

February 25, 2004

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
Nancy B. Davis
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2003, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Part III

Item 10.          Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 1. ELECTION OF DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks – Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico – Managing Director, Acordia of Kentucky;

Charles R. Edinger, III – Vice President, J. Edinger & Son. Inc.;

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

Robert L. Taylor – Professor of Management and Dean Emeritus, University of Louisville

Kathy C. Thompson – Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

The board of directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives.  A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.          Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “CORPORATE GOVERNANCE AND OTHER MATTERS – BOARD OF DIRECTORS’ MEETINGS, COMMITTEES AND FEES” in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Information appearing under the headings “REPORT ON EXECUTIVE COMPENSATION” and “Shareholder Return Performance Graph” in the section entitled “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The following table furnishes common shares authorized for issuance under equity compensation plans.  Bancorp has currently only issued stock options as equity compensation. The 1995 Stock Incentive Plan does include stock appreciation rights; however, it does not contain provisions for stock warrants. For further information on stock options see Note 13 to the consolidated financial statements in Form 10-K.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compenastion plans

Equity compensation plans approved by shareholders	1,088,840	$12.65	37,920
Equity compensation plans not approved by shareholders (1)	45,120	2.96	—

Total	1,133,960	$12.27	37,920

(1) These options were granted under the 1984 Stock Option Plan under which all options have been granted.  The last grant under this plan occurred in 1994.  Of the remaining outstanding options, 4,000 options were granted at a strike price below market value and do not expire.  All others were granted at market value and expire in 2004.

Item 13.          Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Expenses

The information required by this item is incorporated herein by reference to the discussion under the heading, “Fees Billed to S.Y. Bancorp by KPMG LLP During Fiscal Year Ended December 31, 2003,” in Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Part IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.                                              The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income - years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

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

3.5	Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003.
3.6	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
4.1

Rights agreement dated as of April 23, 2003, between S.Y. Bancorp, Inc. and Wachovia Bank, National Association, as rights agent.  Exhibit 1 to Form 8-A filed April 23, 2003, is incorporated by reference herein.

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

10.12*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.

21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David H. Brooks.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32	Certifications pursuant to 18 U.S.C. Section 1350.

* Indicates matters related to executive compensation.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp’s reasonable expenses in furnishing the exhibits.

(b)	Reports on Form 8-K
None
(c)	Exhibits
The exhibits listed in response to Item 14(a) 3 are filed as a part of this report.
(d)	Financial Statement Schedules
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

March 12, 2004	S.Y. BANCORP, INC.

	BY:	/s/ David H. Brooks
David H. Brooks
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David H. Brooks	Chairman and Chief Executive Officer and	March 12, 2004
David H. Brooks	Director (principal executive officer)

/s/ David P. Heintzman	President and Director	March 12, 2004
David P. Heintzman

/s/ Nancy B. Davis	Executive Vice President, Secretary, Treasurer	March 12, 2004
Nancy B. Davis	and Chief Financial Officer (principal financial
and accounting officer)

/s/ James E. Carrico	Director	March 12, 2004
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 12, 2004
Charles R. Edinger, III

/s/ Stanley A. Gall	Director	March 12, 2004
Stanley A. Gall, M.D.

/s/ Bruce P. Madison	Director	March 12, 2004
Bruce P. Madison

/s/ Jefferson T. McMahon	Director	March 12, 2004
Jefferson T. McMahon

/s/ Nicholas X. Simon	Director	March 12, 2004
Nicholas X. Simon

/s/ Norman Tasman	Director	March 12, 2004
Norman Tasman

/s/ Robert L. Taylor	Director	March 12, 2004
Robert L. Taylor

/s/ Kathy C. Thompson	Executive Vice President and Director	March 12, 2004
Kathy C. Thompson

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

3.5	Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003.
3.6	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
4.1

Rights agreement dated as of April 23, 2003, between S.Y. Bancorp, Inc. and Wachovia Bank, National Association, as rights agent.  Exhibit 1 to Form 8A filed April 23, 2003, is incorporated by reference herein.

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

10.12*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David H. Brooks.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32	Certifications pursuant to 18 U.S.C. Section 1350.

* Indicates matters related to executive compensation.