Form 10-Q
period 2004-03-31
S Y BANCORP INC
filed 2004-05-07
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Common Stock, no par value – 13,743,607

shares issued and outstanding at May 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003

–	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003

–	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2004

–	Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2004 and 2003

–	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(In thousands, except share data)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$30,104	31,911
Federal funds sold	12,194	2,165
Mortgage loans held for sale	5,723	3,157
Securities available for sale (amortized cost of $151,255 in 2004 and $152,951 in 2003)	154,987	155,691
Securities held to maturity (approximate fair value of $5,902 in 2004 and $6,244 in 2003)	5,580	5,915
Loans	893,370	886,153
Less allowance for loan losses	12,084	11,798
Net loans	881,286	874,355

Premises and equipment, net	25,028	24,785
Accrued interest receivable and other assets	19,861	20,542
Total assets	$1,134,763	1,118,521

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$152,818	143,901
Interest bearing	733,808	737,965
Total deposits	886,626	881,866

Securities sold under agreements to repurchase and federal funds purchased	70,337	92,102
Other short-term borrowings	409	1,232
Accrued interest payable and other liabilities	20,196	22,078
Federal home loan bank advances	30,000	—
Subordinated debentures	20,799	20,829
Total liabilities	1,028,367	1,018,107
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,735,967 and 13,575,316 shares issued and outstanding in 2004 and 2003, respectively	6,612	6,128
Surplus	17,657	16,153
Retained earnings	80,009	76,659
Accumulated other comprehensive income	2,118	1,474
Total stockholders’ equity	106,396	100,414

Total liabilities and stockholders’ equity	$1,134,763	1,118,521

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended March 31, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Interest income:
Loans	$13,331	13,557
Federal funds sold	24	95
Mortgage loans held for sale	39	216
Securities - taxable	1,039	882
Securities - tax-exempt	358	261
Total interest income	14,791	15,011
Interest expense:
Deposits	3,111	4,017
Securities sold under agreements to repurchase and federal funds purchased	199	167
Other short-term borrowings	2	2
Long-term debt	63	—
Subordinated debentures	466	452
Total interest expense	3,841	4,638
Net interest income	10,950	10,373
Provision for loan losses	500	700
Net interest income after provision for loan losses	10,450	9,673
Non-interest income:
Investment management and trust services	2,214	2,026
Service charges on deposit accounts	2,125	1,899
Bankcard transaction revenue	233	248
Gains on sales of mortgage loans held for sale	234	597
Brokerage commissions and fees	438	264
Other	443	475
Total non-interest income	5,687	5,509
Non-interest expenses:
Salaries and employee benefits	5,602	5,230
Net occupancy expense	706	572
Data processing expense	850	868
Furniture and equipment expense	270	232
State bank taxes	281	278
Other	1,889	1,899
Total non-interest expenses	9,598	9,079
Income before income taxes	6,539	6,103
Income tax expense	2,091	1,974

Net income	$4,448	4,129
Net income per share:
Basic	$0.33	0.31
Diluted	$0.32	0.30
Average common shares:
Basic	13,608,495	13,431,597
Diluted	14,110,731	13,934,920

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and 2003

(In thousands)

	2004	2003
Operating activities:
Net income	$4,448	4,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	700
Depreciation, amortization and accretion, net	736	643
Gains on sales of mortgage loans held for sale	(234)	(597)
Origination of mortgage loans held for sale	(45,246)	(106,649)
Proceeds from sale of mortgage loans held for sale	42,914	118,328
Loss (gain) on the sale of other real estate	7	(5)
Income tax benefit of stock options exercised	268	286
Increase (decrease) in accrued interest receivable and other assets	36	(1,066)
Increase in accrued interest payable and other liabilities	(1,895)	(129)
Net cash provided by operating activities	1,534	15,640
Investing activities:
Net increase in federal funds sold	(10,029)	(48,845)
Purchases of securities available for sale	(37,162)	(12,638)
Proceeds from maturities of securities available for sale	38,825	29,274
Proceeds from maturities of securities held to maturity	335	2,008
Net increase in loans	(7,269)	(16,818)
Purchases of premises and equipment	(946)	(1,432)
Proceeds from sales of other real estate	128	364
Net cash used by investing activities	(16,118)	(48,087)
Financing activities:
Net increase in deposits	4,760	35,601
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(21,765)	(1,785)
Net decrease in other short-term borrowings	(823)	(2,601)
Net proceeds of long-term debt	30,000	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,720	352
Common stock repurchases	—	(41)
Cash dividends paid	(1,085)	(940)
Net cash provided by financing activities	12,777	30,556
Net decrease in cash and cash equivalents	(1,807)	(1,891)
Cash and cash equivalents at beginning of period	31,911	34,918
Cash and cash equivalents at end of period	$30,104	33,027
Supplemental cash flow information:
Income tax payments	$—	—
Cash paid for interest	$3,770	4,720

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2004

(In thousands, except share and per share data)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Number of Shares	Amount

Balance December 31, 2003	13,575,316	$6,128	$16,153	$76,659	$1,474	$100,414

Net income	—	—	—	4,448	—	4,448

Change in other comprehensive income, net of tax	—	—	—	—	644	644

Shares issued for stock options exercised and employee benefit plans	160,651	484	1,504	—	—	1,988

Cash dividends, $0.08 per share	—	—	—	(1,098)	—	(1,098)

Balance March 31, 2004	13,735,967	$6,612	$17,657	$80,009	$2,118	$106,396

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2004 and 2003

(In thousands)

	2004	2003

Net income	$4,448	4,129
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	644	(231)

Other comprehensive income (loss)	644	(231)

Comprehensive income	$5,092	3,898

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (Bank).  All significant intercompany transactions have been eliminated in consolidation.  Bancorp also owns S.Y. Bancorp Capital Trust I (Trust), a Delaware statutory business trust that is a 100% owned finance subsidiary.  Due to a recent accounting pronouncement, the Trust is no longer consolidated in the consolidated financial statements of Bancorp.  See note 4 to the consolidated financial statements below for more information on the Trust.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2003 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K for the year then ended.

Interim results for the quarter ended March 31, 2004 are not necessarily indicative of the results for the entire year.

All common stock share and per share information has been restated to reflect the September 2003 two for one stock split.

Critical Accounting Policies

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

Bancorp’s as reported and proforma earnings per share information for the three months ended March 31 follows:

	Three Months Ended March 31
(In thousands, except per share data)	2004	2003

Net income, as reported	$4,448	$4,129
Less: stock-based compensation expense determined under fair value method, net of tax	65	54
Proforma net income	$4,383	$4,075

Basic EPS:
As reported	$0.33	$0.31
Proforma	0.32	0.30
Diluted EPS:
As reported	0.32	0.30
Proforma	0.31	0.29

No options were granted in the first quarter of 2004.

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows:

(In thousands)	2004	2003

Beginning balance	$11,798	11,705
Provision for loan losses	500	700
Loans charged off	(485)	(688)
Recoveries	271	282

Ending balance	$12,084	11,999

(3)           Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank borrowed funds via three separate fixed rate, non-callable advances of $10,000,000 each in the first quarter of 2004.  The advances have terms of one, two and three years, respectively with a weighted average rate of 2.14%.  Interest payments are due monthly, with principal due at maturity.

(4)           Subordinated Debentures

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of March 31, 2004 and December 31, 2003 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had 3.00% subordinated debentures outstanding amounting to $180,000 at March 31, 2004 and $210,000 at December 31, 2003. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2003, the rate on these debentures was 3.25%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

(5)           Intangible Assets

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

(6)           Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	2	2
Amortization of the net (gain) loss	8	6

Net periodic benefit cost	$40	$38

(7)           Commitments to Extend Credit

As of March 31, 2004, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $208,870,000, including standby letters of credit of $14,959,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom as of March 31, 2004. Commitments to extend credit were $198,907,000, including letters of credit of $11,854,000, as of December 31, 2003.  Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

(8)           Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of March 31, 2004.

(9)           Net Income Per Share

The following table reflects, for the quarter ended March 31, 2004 and 2003, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended March 31
	2004	2003

Net income, basic and diluted	$4,448	4,129

Average shares outstanding	13,608	13,432
Effect of dilutive securities	503	503

Average shares outstanding including dilutive securities	14,111	13,935

Net income per share, basic	$0.33	0.31
Net income per share, diluted	$0.32	0.30

(10)         Segments

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

Selected financial information by business segment for the quarter ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31
(In thousands)	2004	2003

Net interest income:
Commercial and retail banking	$10,651	10,167
Investment management and trust	209	5
Mortgage banking	90	201

Total	$10,950	10,373

Non-interest income:
Commercial and retail banking	$2,690	2,320
Investment management and trust	2,652	2,329
Mortgage banking	345	860

Total	$5,687	5,509

Net income:
Commercial and retail banking	$3,767	3,215
Investment management and trust	695	611
Mortgage banking	(14)	303

Total	$4,448	4,129

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three months ended March 31, 2004 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first quarter of 2004 compared to December 31, 2003.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to the following: economic conditions both generally and more specifically in the market in which Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

Overview of First Quarter 2004

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

The first quarter of 2004 continued to be a challenging business environment in many respects, characterized by economic uncertainty, consumer apprehension and pressure on net interest spread and margin created by a continuation of record low interest rates.  The low interest rate environment had an unfavorable effect on Bancorp’s net interest income as rates on interest bearing assets continued to fall, while rates on many interest bearing liabilities approached zero percent.  Despite these obstacles, Bancorp completed a quarter with net income exceeding the comparable quarter of 2003 by 8%. This represents the beginning of the Company’s seventeenth consecutive year of higher earnings; however, this growth is at a somewhat slower rate since the prior eleven years have produced double-digit growth in earnings.

Slower than desired business loan growth continued into 2004. Customers were cautious and limited their draws on established lines of credit. Consumer loans grew modestly in 2004. Company management has not pursued time deposits aggressively as the need to fund loan growth has slowed.

Bancorp has a higher than average proportion of non-interest revenues which, in addition to net interest income, have proven to fuel net income growth. While total non-interest income grew only slightly in the first quarter of 2004 as compared to the same period of 2003, declines in gains on sales of mortgage loans were offset by increasing fees from other sources including investment management and trust fees, service charges on deposit accounts and brokerage revenues.

Results in 2004 were positively affected by a lower provision for loan losses.  Internal loan quality measurements were at their best levels in three years and there was an overall decline in non-performing loans and net charge-offs quarter to quarter.  Bancorp’s process of evaluating the inherent risk in the portfolio considered this data and other information in the evaluation of the risk in the loan portfolio to determine the required balance in the allowance for loan losses account.

The following sections will provide more details on subjects presented in this overview.

(a)         Results Of Operations

Net income of $4,448,000 for the three months ended March 31, 2004 increased $319,000 or 7.7% from $4,129,000 for the comparable 2003 period.  Basic net income per share was $0.33 for the first quarter of 2004, an increase of 6.5% from the $0.31 for the same period in 2003.  Net income per share on a diluted basis was $0.32 for the first quarter of 2004 compared to $0.30 for the first quarter of 2003.  This represents a 6.7% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.61% and 17.26%, respectively, for the first quarter of 2004, compared to 1.60% and 18.92%, respectively, for the same period in 2003.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results and financial condition.

Net Interest Income

	Three Months Ended March 31
(Dollars in thousands)	2004	2003

Interest income	$14,791	15,011
Tax equivalent adjustment	215	174

Interest income, tax equivalent basis	15,006	15,185

Total interest expense	3,841	4,638

Net interest income, tax equivalent basis (1)	$11,165	10,547

Net interest spread (2), annualized	3.93%	3.91%
Net interest margin (3), annualized	4.29%	4.33%

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

Fully taxable equivalent net interest income of $11,165,000 for the three months ended March 31, 2004 increased $618,000 or 5.9% from $10,547,000 when compared to the same period last year. Net interest spread and net interest margin were 3.93% and 4.29%, respectively, for the first quarter of 2004 and 3.91% and 4.33%, respectively, for the first quarter of 2003.  The decrease in net interest margin for the quarter can be attributed to the decline in rates on earning assets that were partially offset by declines in rates on interest bearing liabilities.  As higher yielding loans and investment securities mature or pay off, we have replaced them with lower yielding instruments.  Similarly, maturities of higher priced time deposits have lowered interest expense on deposits.  Management expects continued margin contraction during 2004 as rates on interest earning assets are projected to decline further with limited ability to further lower interest costs.  Margin contraction could range from five to ten basis points depending on such factors as competitive rate pressures or unforeseen changes in the Bank’s funding mix.  This estimate does not include effects from any interest rate changes by the Federal Reserve.

Average earning assets increased $58,785,000, or 5.9% to $1,047,674,000 for the first three months of 2004 compared to 2003, reflecting growth in the loan and investment portfolios.  Average interest bearing liabilities increased $31,837,000 or 3.9% to $842,813,000 for the first three months of 2004 compared to 2003 primarily due to increases in interest bearing transaction deposits and borrowings from the Federal Home Loan Bank.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net Interest Income Change

Increase 200bp	12.09%
Increase 100bp	6.04
Decrease 100bp	(6.07)
Decrease 200bp	(14.04)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, loss experience, current economic conditions, the risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Three Months Ended March 31
(Dollars in thousands)	2004	2003

Balance at the beginning of the period	$11,798	11,705
Provision for loan losses	500	700
Loan charge-offs, net of recoveries	(214)	(406)

Balance at the end of the period	$12,084	11,999

Average loans, net of unearned income	$889,672	832,979

Provision for loan losses to average loans (1)	0.06%	0.08%

Net loan charge-offs to average loans (1)	0.02%	0.05%

Allowance for loan losses to average loans	1.36%	1.44%
Allowance for loan losses to period-end loans	1.35%	1.44%

(1) Amounts not annualized

The provision for loan losses declined 28.6% in 2004 as compared to 2003 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.  The credit quality of the Bank’s loan portfolio showed improvement during the first quarter of 2004 as internal loan quality metrics including loss experience and information about specific borrower situations were at their best levels in several quarters.  Non-performing loans declined $1.1 million to $4.3 million as of March 31, 2004 as compared to the same period one year ago.  Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(In thousands)	2004	2003

Non-interest income:
Investment management and trust services	$2,214	2,026
Service charges on deposit accounts	2,125	1,899
Bankcard transaction revenue	233	248
Gains on sales of mortgage loans held for sale	234	597
Brokerage commissions and fees	438	264
Other	443	475

Total non-interest income	$5,687	5,509

Non-interest expenses:
Salaries and employee benefits	5,602	5,230
Net occupancy expense	706	572
Data processing expense	850	868
Furniture and equipment expense	270	232
State bank taxes	281	278
Other	1,889	1,899

Total non-interest expenses	$9,598	9,079

Total non-interest income increased $178,000, or 3.2%, for the first quarter of 2004, compared to the same period in 2003.

Investment management and trust services income increased $188,000 or 9.3% in the first quarter of 2004, as compared to the same period in 2003.  Trust assets under management at March 31, 2004 were $1.25 billion, compared to $1.22 billion at December 31, 2003 and $1.05 billion at March 31, 2003.  Trust assets are expressed in terms of market value.  Assets under management are affected directly by the performance of the equity and bond markets and have been positively impacted by the positive performance that was seen in the first quarter of 2004 and the second half of 2003.  Also, the addition of new accounts continues to help grow assets under management.

Service charges on deposit accounts increased $226,000 or 11.9% in the first quarter of 2004 as compared to the same period in 2003. Growth in service charges on deposit accounts is primarily due to increased account volumes and an increase in the overall fee schedule for deposit accounts as compared to the prior year.  Continued growth in the Company’s market share and promotion of retail transaction accounts have resulted in more accounts and increased fee income.

Bankcard transaction revenue decreased $15,000 or 6.0% in the first quarter of 2004 as compared to the same period in 2003.  This source of revenue has been hampered by a 2003 class action lawsuit against VISA®USA and MasterCard® reducing interchange rates.  The reduction in interchange rates was effective in the third quarter of 2003 and increasing transaction volume has not been sufficient to offset declines in interchange rates.

Gains on sales of mortgage loans were $234,000 in the first quarter of 2004 and $597,000 in 2003.  This represents a decline of 60.8%.  The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market.  Increases in long term interest rates led to a much lower level of activity beginning in the fourth quarter of 2003 and continuing during the first quarter of 2004.  For the first three quarters of 2003, long term interest rates were near their historic lows and led to a high level of refinancing activity.

Brokerage commissions and fees increased $174,000 or 65.9% in the first quarter of 2004 as compared to the same period in 2003. Improved performance of the overall equity markets and restored investor confidence allowed the brokerage department to report strong results for the first quarter.

Other non-interest income decreased $32,000 or 6.7% in the first quarter of 2004 and compared to 2003.  Numerous factors contributed to this decrease, but it was primarily the result of various fee income related to the mortgage company’s decreased volume.  Offsetting factors, though not as significant, were increases in fees on letters of credit and internet banking income.

Total non-interest expenses increased $519,000 or 5.7% for the first quarter of 2004 as compared to the same period in 2003.  Salaries and employee benefits increased $372,000, or 7.1%, for the first quarter of 2004 compared to 2003.  This increase arose in part from regular salary increases, as well as increased costs related to health insurance and other benefits.  Also, employees continue to be added to support the Bank’s growth.  The Bank had 392 full time equivalent employees as of March 31, 2004 and 372 full time equivalents as of March 31, 2003.  Net occupancy expense increased $134,000 or 23.4% in the first three months of 2004 as compared to 2003.  The increases are largely a result of the opening of new facilities, including three new branches since March 31, 2003, as well as new space occupied by the Company’s investment management and trust department in downtown Louisville.  Data processing expense decreased $18,000 or 2.0% for the first quarter of 2004 compared to 2003.  Furniture and equipment expense increased $38,000 or 16.4% for the first quarter of 2004 compared to 2003.  This increase is consistent with the increase in net occupancy expense and is a result of the expansion in the number of banking facilities.  State bank taxes were up $3,000 for the first quarter of 2004 compared to 2003.  Other non-interest expenses have decreased $10,000 or 0.5% in the first quarter of 2004 as compared to 2003.

Income Taxes

In the first quarter of 2004, Bancorp had income tax expense of $2,091,000, compared to $1,974,000 for the same period in 2003.  The effective rate for each three month period was 32.0% in 2004 and 32.3% in 2003.

(b)               Financial Condition

Balance Sheet

Total assets increased $16,242,000 from $1.118 billion on December 31, 2003 to $1.135 billion on March 31, 2004.  Average assets for the first three months of 2004 were $1.112 billion.  Total assets at March 31, 2004 increased $59,853,000 from March 31, 2003, representing a 5.6% increase.  Total liabilities increased $10,260,000 from $1.018 billion on December 31, 2003 to $1.028 billion on March 31, 2004.  Average liabilities for the first three months of 2004 were $1.008 billion.  Total liabilities at March 31, 2004 increased $43,602,000 from March 31, 2003, representing a 4.4% increase.

Since year end, loans have increased approximately $7,217,000, mortgage loans held for sale increased $2,566,000 and fed funds sold increased $10,029,000.  This growth was funded primarily through the $30,000,000 increase in long term debt (fixed rate Federal Home Loan Bank advances) and offset by a decline in federal funds purchased.  The fixed rate advances from the FHLB are all non-callable, bullet maturities of three years or less and were used to replace higher priced certificates of deposit.  Management considers these advances from the Federal Home Loan Bank an attractive alternative to higher priced certificates of deposit.  Slow loan growth continues to reflect the lack of a meaningful rebound in business activity.  Additionally, new loan business has been somewhat offset by accelerated pay offs of existing business.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,276,000 and loans past due over 90 days and still accruing of $309,000, totaled $4,585,000 at March 31, 2004.  Non-performing loans were $4,850,000 at December 31, 2003. This represents 0.51% of total loans at March 31, 2004 compared to 0.55% at December 31, 2003.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $8,244,000 at March 31, 2004 and $8,483,000 at December 31, 2003.  This represents 0.73% of total assets at March 31, 2004 compared to 0.76% at December 31, 2003.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a member of the FHLB, the Bank has access to credit products of the FHLB.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $88 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At March 31, 2004, the Bank may pay up to $31,182,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first quarter of 2004 the Bank paid dividends to Bancorp totaling $1,549,000.

(d)               Capital Resources

At March 31, 2004, stockholders’ equity totaled $106,396,000, an increase of $5,982,000 since December 31, 2003.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $2,118,000 at March 31, 2004 and $1,474,000 at December 31, 2003.  The change since year end is a reflection of the effect of changing interest rates on the valuation of the Bank’s portfolio of securities available for sale.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allow for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.  See note 4 to the consolidated financial statements for more information on the trust preferred securities which are now accounted for as subordinated debentures in Bancorp’s financial statements.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At March 31, 2004, Bancorp’s tier 1, total risk based capital and leverage ratios were 13.92%, 15.20% and 11.10% respectively, compared to 13.09%, 14.36% and 10.05%, respectively, in the same period for 2003.  These ratios exceed the minimum required by regulators to be well capitalized.

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

The only SPE that Bancorp has in place is a limited purpose trust that issues trust preferred securities.  These limited purpose trusts issue preferred securities to outside investors and use the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distribute cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 is generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 6 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

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

In March of 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) which provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133.  SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value.  SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of SAB 105 currently does not, and is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

(b) Reports on Form 8-K

On January 23, 2004 Bancorp furnished a Form 8-K pursuant to Items 9 and 12 regarding the results of operations for the fourth quarter and year ended December 31, 2003.  Attached as an exhibit to such Form 8-K was a copy of a related press release dated January 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	May 7, 2004	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	May 7, 2004	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	May 7, 2004	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer