Form 10-Q
period 2004-06-30
S Y BANCORP INC
filed 2004-08-06
CIK 835324

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Common Stock, no par value – 13,805,168

shares issued and outstanding at August 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

• Unaudited Condensed Consolidated Balance Sheets June 30, 2004 and December 31, 2003

• Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2004 and 2003

• Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2004 and 2003

• Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

• Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2004

• Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2004 and 2003

• Unaudited Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2004 and 2003

• Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(In thousands, except share data)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$33,799	31,911
Federal funds sold	1,725	2,165
Mortgage loans held for sale	3,122	3,157
Securities available for sale (amortized cost of $152,068 in 2004 and $152,951 in 2003)	151,269	155,691
Securities held to maturity (approximate fair value of $5,721 in 2004 and $6,244 in 2003)	5,503	5,915
Loans	898,038	886,153
Less allowance for loan losses	12,606	11,798
Net loans	885,432	874,355

Premises and equipment, net	25,822	24,785
Accrued interest receivable and other assets	21,379	20,542

Total assets	$1,128,051	1,118,521

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$154,851	143,901
Interest bearing	712,203	737,965
Total deposits	867,054	881,866

Securities sold under agreements to repurchase and federal funds purchased	85,770	92,102
Other short-term borrowings	309	1,232
Accrued interest payable and other liabilities	17,121	22,078
Federal Home Loan Bank advances	30,000	—
Subordinated debentures	20,799	20,829
Total liabilities	1,021,053	1,018,107
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,806,468 and 13,575,316 shares issued and outstanding in 2004 and 2003, respectively	6,878	6,128
Surplus	17,740	16,153
Retained earnings	83,207	76,659
Accumulated other comprehensive (loss) income	(827)	1,474
Total stockholders’ equity	106,998	100,414

Total liabilities and stockholders’ equity	$1,128,051	1,118,521

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended June 30, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Interest income:
Loans	$13,261	13,540
Federal funds sold	44	113
Mortgage loans held for sale	70	184
Securities - taxable	1,004	912
Securities - tax-exempt	358	260
Total interest income	14,737	15,009
Interest expense:
Deposits	2,898	3,856
Securities sold under agreements to repurchase and federal funds purchased	171	161
Other short-term borrowings	2	1
Federal Home Loan Bank advances	160	—
Subordinated debentures	465	466
Total interest expense	3,696	4,484
Net interest income	11,041	10,525
Provision for loan losses	810	900
Net interest income after provision for loan losses	10,231	9,625
Non-interest income:
Investment management and trust services	2,442	2,059
Service charges on deposit accounts	2,313	2,080
Bankcard transaction revenue	325	287
Gains on sales of mortgage loans held for sale	376	839
Brokerage commissions and fees	472	277
Other	625	749
Total non-interest income	6,553	6,291
Non-interest expenses:
Salaries and employee benefits	5,765	5,420
Net occupancy expense	681	661
Data processing expense	825	888
Furniture and equipment expense	288	248
State bank taxes	296	270
Other	2,177	2,315
Total non-interest expenses	10,032	9,802
Income before income taxes	6,752	6,114
Income tax expense	2,173	1,977

Net income	$4,579	4,137

Net income per share:
Basic	$0.33	0.31
Diluted	$0.32	0.30
Average common shares:
Basic	13,726,096	13,474,287
Diluted	14,156,090	13,950,020

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the six months ended June 30, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Interest income:
Loans	$26,592	27,097
Federal funds sold	68	208
Mortgage loans held for sale	109	400
Securities - taxable	2,043	1,808
Securities - tax-exempt	716	521
Total interest income	29,528	30,034
Interest expense:
Deposits	6,009	7,873
Securities sold under agreements to repurchase and federal funds purchased	370	328
Other short-term borrowings	4	3
Federal Home Loan Bank advances	223	—
Subordinated debentures	931	932
Total interest expense	7,537	9,136
Net interest income	21,991	20,898
Provision for loan losses	1,310	1,600
Net interest income after provision for loan losses	20,681	19,298
Non-interest income:
Investment management and trust services	4,656	4,085
Service charges on deposit accounts	4,438	3,979
Bankcard transaction revenue	558	535
Gains on sales of mortgage loans held for sale	610	1,436
Brokerage commissions and fees	910	541
Other	1,068	1,224
Total non-interest income	12,240	11,800
Non-interest expenses:
Salaries and employee benefits	11,367	10,650
Net occupancy expense	1,387	1,233
Data processing expense	1,675	1,756
Furniture and equipment expense	558	480
State bank taxes	577	548
Other	4,066	4,214
Total non-interest expenses	19,630	18,881
Income before income taxes	13,291	12,217
Income tax expense	4,264	3,951

Net income	$9,027	8,266

Net income per share:
Basic	$0.66	0.61
Diluted	$0.64	0.59
Average common shares:
Basic	13,667,031	13,452,985
Diluted	14,133,410	13,942,512

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003

(In thousands)

	2004	2003
Operating activities:
Net income	$9,027	8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,310	1,600
Depreciation, amortization and accretion, net	1,311	1,363
Gains on sales of mortgage loans held for sale	(610)	(1,436)
Origination of mortgage loans held for sale	(110,004)	(252,177)
Proceeds from sale of mortgage loans held for sale	110,649	263,016
Loss on the sale of other real estate	23	11
Income tax benefit of stock options exercised	349	317
Decrease in accrued interest receivable and other assets	(852)	(7,892)
Increase in accrued interest payable and other liabilities	(5,252)	(692)
Net cash provided by operating activities	5,951	12,376
Investing activities:
Net decrease (increase) in federal funds sold	440	(34,744)
Purchases of securities available for sale	(62,302)	(30,102)
Proceeds from maturities of securities available for sale	63,113	42,391
Proceeds from maturities of securities held to maturity	411	2,911
Net increase in loans	(11,749)	(32,711)
Purchases of premises and equipment	(2,276)	(3,750)
Proceeds from sales of other real estate	593	440
Net cash used by investing activities	(11,770)	(55,565)
Financing activities:
Net (decrease) increase in deposits	(14,812)	45,451
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(6,332)	1,348
Net decrease in other short-term borrowings	(923)	(1,818)
Proceeds of Federal Home Loan Bank advances	30,000	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	2,216	624
Common stock repurchases	(228)	(41)
Cash dividends paid	(2,184)	(1,886)
Net cash provided by financing activities	7,707	43,648
Net increase in cash and cash equivalents	1,888	459
Cash and cash equivalents at beginning of period	31,911	34,918
Cash and cash equivalents at end of period	$33,799	35,377
Supplemental cash flow information:
Income tax payments	$3,870	3,800
Cash paid for interest	$7,461	9,214

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2004

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Number of			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance December 31, 2003	13,575,316	$6,128	$16,153	$76,659	$1,474	$100,414

Net income	—	—	—	9,027	—	9,027

Change in other comprehensive income (loss), net of tax	—	—	—	—	(2,301)	(2,301)

Shares issued for stock options exercised and employee benefit plans	235,652	800	1,765	—	—	2,565

Cash dividends, $0.18 per share	—	—	—	(2,479)	—	(2,479)

Shares repurchased	(4,500)	(50)	(178)	—	—	(228)

Balance June 30, 2004	13,806,468	$6,878	$17,740	$83,207	$(827)	$106,998

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended June 30, 2004 and 2003

(In thousands)

	2004	2003

Net income	$4,579	4,137
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities available for sale arising during the period	(2,945)	656

Other comprehensive (loss) income	(2,945)	656

Comprehensive income	$1,634	4,793

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the six months ended June 30, 2004 and 2003

(In thousands)

	2004	2003

Net income	$9,027	8,266
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities available for sale arising during the period	(2,301)	425

Other comprehensive (loss) income	(2,301)	425

Comprehensive income	$6,726	8,691

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                                 Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

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

Interim results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results for the entire year.

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

Bancorp’s as reported and proforma earnings per share information for the three months ended June 30 follows:

	Three Months Ended June 30
(In thousands, except per share data)	2004	2003

Net income, as reported	$4,579	$4,137
Less: stock-based compensation expense determined under fair value method, net of tax	67	55
Proforma net income	$4,512	$4,082

Basic EPS:
As reported	$0.33	$0.31
Proforma	0.33	0.30
Diluted EPS:
As reported	0.32	0.30
Proforma	0.32	0.29

Bancorp’s as reported and proforma earnings per share information for the six months ended June 30 follows:

	Six Months Ended June 30
(In thousands, except per share data)	2004	2003

Net income, as reported	$9,027	$8,266
Less: stock-based compensation expense determined under fair value method, net of tax	132	109
Proforma net income	$8,895	$8,157

Basic EPS:
As reported	$0.66	$0.61
Proforma	0.65	0.61
Diluted EPS:
As reported	0.64	0.59
Proforma	0.63	0.59

Options were granted in the second quarter of 2004 to acquire 9,000 shares of common stock at a strike price equal to the market value of Bancorp’s common stock at the time of the grant.  The average strike price of the options granted during the period was $21.40.  The average fair value of the options granted in the second quarter of 2004 was $4.98.  No options were granted during the first quarter of 2004 or the first six months of 2003.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003
Assumptions Used in Option Valuation
Dividend yield	1.59%	1.48%
Expected volatility	17.25%	17.78%
Risk free interest rate	4.25%	4.00%
Expected life of options (in years)	7.0	7.0

(2)                                 Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows:

(In thousands)	2004	2003

Beginning balance	$11,798	11,705
Provision for loan losses	1,310	1,600
Loans charged off	(926)	(2,358)
Recoveries	424	414

Ending balance	$12,606	11,361

(3)                                 Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank borrowed $30,000,000 via three separate fixed rate, non-callable advances of $10,000,000 each in the first quarter of 2004.  The advances have terms of one, two and three years, respectively with a weighted average rate of 2.14%.  Interest payments are due monthly, with principal due at maturity.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt — Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of March 31, 2004 and December 31, 2003 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had subordinated debentures outstanding amounting to $180,000 at June 30, 2004 and $210,000 at December 31, 2003. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1.  For 2004, the rate on these debentures was 3.00% and for 2003 the rate was 3.25%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

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

(6)                                 Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three Months Ended June 30,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	1	2
Amortization of the net (gain) loss	8	5

Net periodic benefit cost	$39	$37

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	60	60
Expected return on plan assets	—	—
Amortization of prior service cost	3	3
Amortization of the net (gain) loss	16	11

Net periodic benefit cost	$79	$74

(7)                                 Commitments to Extend Credit

As of June 30, 2004, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $233,797,000, including standby letters of credit of $14,690,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom as of June 30, 2004.  Commitments to extend credit were $198,907,000, including letters of credit of $11,854,000, as of December 31, 2003.  Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At June 30, 2004, no amounts have been accrued in the consolidated financial statements relating to these instruments.

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

(8)                                 Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of June 30, 2004.

(9)                                 Net Income Per Share

The following table reflects, for the three and six month periods ended June 30, 2004 and 2003, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income, basic and diluted	$4,579	4,137	9,027	8,266

Average shares outstanding	13,726	13,474	13,667	13,453
Effect of dilutive securities	430	476	466	490

Average shares outstanding including dilutive securities	14,156	13,950	14,133	13,943

Net income per share, basic	$0.33	0.31	0.66	0.61
Net income per share, diluted	$0.32	0.30	0.64	0.59

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

Selected financial information by business segment for the quarter and six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003

Net interest income:
Commercial and retail banking	$10,756	10,096	21,407	20,013
Investment management and trust	179	251	388	506
Mortgage banking	106	178	196	379

Total	$11,041	10,525	21,991	20,898

Non-interest income:
Commercial and retail banking	$3,065	2,778	5,755	5,137
Investment management and trust	2,914	2,336	5,566	4,626
Mortgage banking	574	1,177	919	2,037

Total	$6,553	6,291	12,240	11,800

Net income:
Commercial and retail banking	$3,546	2,983	7,314	6,061
Investment management and trust	936	758	1,630	1,506
Mortgage banking	97	396	83	699

Total	$4,579	4,137	9,027	8,266

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three and six month periods ended June 30, 2004 and compares those periods with the same periods of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2004 compared to December 31, 2003.  This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview of 2004 through June 30

The first six months of 2004 proved the value of our Company’s diverse revenue stream and a focus on expense control.  As business loan growth during the period was below our historic rates and our mortgage banking business struggled with the rise in mortgage rates, Bancorp was able to show solid growth in other areas such as investment management and trust, brokerage and service charges on deposit accounts.  Despite these obstacles, Bancorp completed the first two quarters of the year with net income exceeding the comparable period of 2003 by 9%. This represents the midpoint of the Company’s seventeenth consecutive year of higher earnings.

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

Slower than desired business loan growth was an important factor in the results for the first six months of 2004.  It appears many customers have generally maintained a cautious stance toward new borrowings, which, together with increased competitive conditions, restrained loan growth.  Company management has not pursued time deposits aggressively as the need to fund loan growth has slowed.

Bancorp has a higher than average proportion of non-interest revenues which, in addition to net interest income, have proven to fuel net income growth. While total non-interest income grew only 4% in the first six months of 2004 as compared to the same period of 2003, increasing fees from investment management and trust fees, service charges on deposit accounts and brokerage revenues offset sharp declines in gains on sales of mortgage loans.

Results in 2004 were positively affected by a lower provision for loan losses.  Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considered data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of our loan portfolio and economic data.  While there was a decline in non-performing loans and charge-offs during the quarter, other considerations, including an increase in the total of internal watchlist loans, somewhat mitigated those trends as management determined the required balance in the allowance for loan losses account and the corresponding provision for loan losses.

The following sections will provide more details on subjects presented in this overview.

(a)                                 Results Of Operations

Net income of $4,579,000 for the three months ended June 30, 2004 increased $442,000 or 10.7% from $4,137,000 for the comparable 2003 period.  Basic net income per share was $0.33 for the second quarter of 2004, an increase of 6.5% from the $0.31 for the same period in 2003.  Net income per share on a diluted basis was $0.32 for the second quarter of 2004 compared to $0.30 for the second quarter of 2003; a 6.7% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.63% and 17.11%, respectively, for the second quarter of 2004, compared to 1.55% and 17.98%, respectively, for the same period in 2003.

Net income of $9,027,000 for the six months ended June 30, 2004 increased $761,000 or 9.2% from $8,266,000 for the comparable 2003 period.  Basic net income per share was $0.66 for the first six months of 2004, an increase of 8.2% from the $0.61 for the same period in 2003.  Net income per share on a diluted basis was $0.64 for the first six months of 2004 compared to $0.59 for the first six months of 2003.  This represents an 8.5% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.62% and 17.19%, respectively, for the first six months of 2004, compared to 1.58% and 18.44%, respectively, for the same period in 2003.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2004 and 2003 along with the related calculation of tax equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	For the three months ended June 30, 2004			For the three months ended June 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets
Federal funds sold	$18,650	$44	0.95%	$37,080	$113	1.22%
Mortgage loans held for sale	5,308	70	5.30%	13,006	184	5.67%
Securities
Taxable	105,650	1,004	3.82%	88,044	912	4.15%
Tax-exempt	37,635	512	5.47%	23,744	372	6.28%
Loans, net of unearned income	897,082	13,321	5.97%	847,903	13,601	6.43%

Total earning assets	1,064,325	14,951	5.65%	1,009,777	15,182	6.03%

Less allowance for loan losses	12,483			12,310

	1,051,842			997,467

Non-earning assets
Cash and due from banks	32,817			27,986
Premises and equipment	25,364			23,644
Accrued interest receivable and other assets	19,678			19,565

Total assets	$1,129,701			$1,068,662

	For the three months ended June 30, 2004			For the three months ended June 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Interest bearing liabilities
Deposits
Interest bearing demand deposits	$281,631	$541	0.77%	$250,503	$613	0.98%
Savings deposits	48,155	24	0.20%	41,615	25	0.24%
Money market deposits	100,643	119	0.48%	106,855	181	0.68%
Time deposits	297,108	2,215	3.00%	348,432	3,037	3.50%
Securities sold under agreements to repurchase and federal funds purchased	69,594	171	0.99%	56,154	161	1.15%
Other short-term borrowings	1,219	2	0.66%	718	1	0.56%
Long-term debt	50,799	624	4.94%	20,829	466	8.97%

Total interest bearing liabilities	849,149	3,696	1.75%	825,106	4,484	2.18%

Non-interest bearing liabilities
Non-interest bearing demand deposits	154,166			134,694
Accrued interest payable and other liabilities	18,775			16,594

Total liabilities	1,022,090			976,394

Stockholders’ equity	107,611			92,268

Total liabilities and stockholders’ equity	$1,129,701			$1,068,662

Net interest income		$11,255			$10,698

Net interest spread			3.90%			3.85%

Net interest margin			4.25%			4.25%

	For the six months ended June 30, 2004			For the six months ended June 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets
Federal funds sold	$14,363	$68	0.95%	$35,219	$208	1.19%
Mortgage loans held for sale	4,023	109	5.45%	13,970	400	5.77%
Securities
Taxable	106,150	2,043	3.87%	85,924	1,808	4.24%
Tax-exempt	38,087	1,026	5.42%	23,796	745	6.31%
Loans, net of unearned income	893,377	26,712	6.01%	840,482	27,220	6.53%

Total earning assets	1,056,000	29,958	5.71%	999,391	30,381	6.13%

Less allowance for loan losses	12,341			12,145

	1,043,659			987,246

Non-earning assets
Cash and due from banks	31,794			28,484
Premises and equipment	24,687			22,994
Accrued interest receivable and other assets	20,562			18,064

Total assets	$1,120,702			$1,056,788

	For the six months ended June 30, 2004			For the six months ended June 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Interest bearing liabilities
Deposits
Interest bearing demand deposits	$276,758	$1,058	0.77%	$242,579	$1,199	1.00%
Savings deposits	46,189	35	0.15%	39,767	48	0.24%
Money market deposits	102,458	235	0.46%	106,116	375	0.71%
Time deposits	303,012	4,681	3.11%	352,911	6,251	3.57%
Securities sold under agreements to repurchase and federal funds purchased	74,336	370	1.00%	55,104	328	1.20%
Other short-term borrowings	1,330	4	0.60%	773	3	0.78%
Long-term debt	41,898	1,154	5.54%	20,830	932	9.02%

Total interest bearing liabilities	845,981	7,537	1.79%	818,080	9,136	2.25%

Non-interest bearing liabilities
Non-interest bearing demand deposits	149,674			131,735
Accrued interest payable and other liabilities	19,424			16,577

Total liabilities	1,015,079			966,392

Stockholders’ equity	105,623			90,396

Total liabilities and stockholders’ equity	$1,120,702			$1,056,788

Net interest income		$22,421			$21,245

Net interest spread			3.92%			3.88%

Net interest margin			4.27%			4.29%

Notes to the average balance and interest rate tables:

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

(4)           Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $214,000 and $173,000, respectively, for the three month periods ended June 30, 2004 and 2003 and $430,000 and $347,000, respectively, for the six month periods end June 30, 2004 and 2003.

Fully taxable equivalent net interest income of $11,255,000 for the three months ended June 30, 2004 increased $557,000 or 5.2% from $10,698,000 when compared to the same period last year. Net interest spread and net interest margin were 3.90% and 4.25%, respectively, for the second quarter of 2004 and 3.85% and 4.25%, respectively, for the second quarter of 2003.  Fully taxable equivalent net interest income of $22,421,000 for the six months ended June 30, 2004 increased $1,176,000 or 5.5% from the same period last year.  Net interest spread and net interest margin were 3.92% and 4.27%, respectively, for the first six months of 2004 and 3.88% and 4.29%, respectively, for the first six months of 2003.  Net interest margin and spread have been relatively stable when compared to the prior year.  Falling rates on interest earning assets have been offset by declines in rates on interest bearing liabilities.  Although Management believes Bancorp is well positioned for a rising interest rate environment, the increase in rates by the Federal Reserve during the quarter may not have a beneficial impact on the margin going forward as the positive effect of asset repricing may be offset by increased competitive pressure in deposit pricing.  Depending on expected asset repricing and such factors as competitive rate pressures or unforeseen change’s in Bancorp’s funding mix, the net interest margin could experience some slight contraction during the next quarter.  This estimate does not include effects from any interest rate changes by the Federal Reserve.

Average earning assets increased $56,609,000, or 5.7% to $1,056,000,000 for the first six months of 2004 compared to 2003, reflecting growth in the loan and investment portfolios.  Average interest bearing liabilities increased $27,901,000 or 3.4% to $845,981,000 for the first six months of 2004 compared to 2003 primarily due to increases in interest bearing transaction deposits and borrowings from the Federal Home Loan Bank.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net Interest Income Change
Increase 200bp	16.13%
Increase 100bp	8.38
Decrease 100bp	(5.70)
Decrease 200bp	(11.42)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, loss experience, current economic conditions, risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Six Months Ended June 30
(Dollars in thousands)	2004	2003

Balance at the beginning of the period	$11,798	11,705
Provision for loan losses	1,310	1,600
Loan charge-offs, net of recoveries	(502)	(1,944)

Balance at the end of the period	$12,606	11,361

Average loans, net of unearned income	$893,377	840,482

Provision for loan losses to average loans (1)	0.15%	0.19%

Net loan charge-offs to average loans (1)	0.06%	0.23%

Allowance for loan losses to average loans	1.41%	1.35%
Allowance for loan losses to period-end loans	1.40%	1.33%

(1) Amounts not annualized

The provision for loan losses declined 18.1% during the first six months of 2004 as compared to 2003 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.  Some of the measures used to determine the credit quality of the Bank’s loan portfolio showed overall improvement during the first six months of 2004 including loss experience and non-performing loans.  Non-performing loans declined $1.5 million to $4.1 million as of June 30, 2004 as compared to the same period one year ago.  Other asset quality measurements, including the internal watch list, showed signs of decline during the first six months of 2004 and tempered management’s overall positive view of the Company’s asset quality.  Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003

Non-interest income:
Investment management and trust services	$2,442	2,059	4,656	4,085
Service charges on deposit accounts	2,313	2,080	4,438	3,979
Bankcard transaction revenue	325	287	558	535
Gains on sales of mortgage loans held for sale	376	839	610	1,436
Brokerage commissions and fees	472	277	910	541
Other	625	749	1,068	1,224

Total non-interest income	$6,553	6,291	12,240	11,800

Non-interest expenses:
Salaries and employee benefits	5,765	5,420	11,367	10,650
Net occupancy expense	681	661	1,387	1,233
Data processing expense	825	888	1,675	1,756
Furniture and equipment expense	288	248	558	480
State bank taxes	296	270	577	548
Other	2,177	2,315	4,066	4,214

Total non-interest expenses	$10,032	9,802	19,630	18,881

Total non-interest income increased $262,000, or 4.2%, for the second quarter of 2004, and $440,000, or 3.7% for the first six months of 2004 compared to the same periods in 2003.

Investment management and trust services income increased $383,000 or 18.6% in the second quarter of 2004, as compared to the same period in 2003.  For the first six months of 2004, investment management and trust services income increased $571,000 or 14.0% compared to 2003.  Trust assets under management at June 30, 2004 were $1.24 billion, compared to $1.22 billion at December 31, 2003 and $1.11 billion at June 30, 2003.  Trust assets are expressed in terms of market value.  Assets under management are affected directly by the performance of the equity and bond markets and were positively impacted by the performance that was seen in the second half of 2003 and the first part of 2004.  Also, the addition of new accounts continues to help grow assets under management.

Service charges on deposit accounts increased $233,000 or 11.2% in the second quarter of 2004 and $459,000 or 11.5% for the first six months of 2004 as compared to the same periods in 2003. Growth in service charges on deposit accounts is primarily due to increased account volumes and an increase in the overall fee schedule for deposit accounts as compared to the prior year.

Bankcard transaction revenue increased $38,000 or 13.2% in the second quarter of 2004 and $23,000 or 4.3% for the first six months of 2004 as compared to the same periods in 2003.  This source of revenue should continue to increase as more and more customers utilize this convenient payment source.

Gains on sales of mortgage loans were $376,000 in the second quarter of 2004 and $839,000 in 2003.  This represents a decline of 55.2%.  For the six months ended June 30, 2004 gains on the sale of mortgage loans were $610,000 compared to $1,436,000 in 2003.  This is a decline of 57.5%.  The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market.  Increases in long term interest rates led to a much lower level of activity beginning in the fourth quarter of 2003 and continuing during the first two quarters of 2004.  For the first three quarters of 2003, long term interest rates were near historic lows and led to a high level of refinancing activity.

Brokerage commissions and fees increased $195,000 or 70.4% in the second quarter of 2004 and $369,000 or 68.2% for the first six months of 2004 as compared to the same periods in 2003. Improved performance of the overall equity markets and restored investor confidence allowed the brokerage department to report strong results for the first six months of 2004.

Other non-interest income decreased $124,000 or 16.6% in the second quarter of 2004 and $156,000 or 12.8% for the first six months of 2004 as compared to 2003.  Numerous factors contributed to this decrease, but it was primarily the result of various fee income related to the mortgage company’s decreased volume.  Offsetting factors, though not as significant, were increases in fees on letters of credit and internet banking income.

Total non-interest expenses increased $230,000 or 2.4% for the second quarter of 2004 and $749,000 or 4.0% for the first six months of 2004 as compared to the same periods in 2003.  Salaries and employee benefits increased $345,000, or 6.4%, for the second quarter of 2004 and $717,000 or 6.7% for the first two quarters of 2004 compared to 2003.  This increase arose in part from regular salary increases, as well as increased costs related to health insurance and other benefits.  Also, employees continue to be added to support the Bank’s growth.  The Bank had 410 full time equivalent employees as of June 30, 2004 and 382 full time equivalents as of June 30, 2003.  Net occupancy expense increased $20,000 or 3.0% in the second quarter of 2004 and $154,000 or 12.5% for the first six months of 2004 as compared to 2003.  The increases are largely a result of the opening of new branch facilities.  New space occupied by the Company’s investment management and trust department in downtown Louisville impacted the year to date comparison.  Data processing expense decreased $63,000 or 7.1% for the second quarter of 2004 and $81,000 or 4.6% for the first six months of 2004 compared to 2003.  This decrease primarily relates to rate declines in ATM and debit card processing fees.  Furniture and equipment expense increased $40,000 or 16.1% for the second quarter of 2004 and $78,000 or 16.3% for the first six months of 2004 compared to 2003.  This increase is consistent with the increase in net occupancy expense and is primarily a result of the expansion in the number of banking facilities and the renovation of some existing facilities.  State bank taxes were up $26,000 or 9.6% for the second quarter of 2004 and $29,000 or 5.3% for the first two quarters of 2004 compared to 2003.  State bank taxes are based on capital levels and increase as capital levels increase.  Other non-interest expenses decreased $138,000 or 6.0% in the second quarter of 2004 and $148,000 or 3.5% for the first six months of 2004 as compared to 2003.  The decline in other non-interest expenses is primarily related to an overall decline in mortgage banking activity.

Income Taxes

Bancorp had income tax expense of $4,264,000 for the first six months of 2004, compared to $3,951,000 for the same period in 2003.  The effective rate for each six month period was 32.1% in 2004 and 32.3% in 2003.

In the second quarter of 2004, Bancorp had income tax expense of $2,173,000, compared to $1,977,000 for the same period in 2003.  The effective rate for each three month period was 32.2% in 2004 and 32.3% in 2003.

(b)                                 Financial Condition

Balance Sheet

Total assets increased $9,530,000 or 0.9% from $1.118 billion on December 31, 2003 to $1.128 billion on June 30, 2004.  Average assets for the first six months of 2004 were $1.121 billion.  Total assets at June 30, 2004 increased $35,788,000 from June 30, 2003, representing a 3.3% increase.  Total liabilities increased $2,946,000 or 0.3% from $1.018 billion on December 31, 2003 to $1.021 billion on June 30, 2004.  Average liabilities for the first six months of 2004 were $1.015 billion.  Total liabilities at June 30, 2004 increased $22,487,000 from June 30, 2003, representing a 2.3% increase.

Since year end, loans have increased approximately $11,885,000.  This growth was funded primarily through the $30,000,000 increase in Federal Home Loan Bank advances and offset by a decline in federal funds purchased.  The fixed rate advances from the FHLB are all non-callable, bullet maturities of three years or less and were used to replace higher priced certificates of deposit.  Management considers these advances from the Federal Home Loan Bank an attractive alternative to higher priced certificates of deposit.  Slow loan growth is a result of increased competitive pressures and a continuing cautious stance by many of our customers.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,577,000 and loans past due over 90 days and still accruing of $510,000, totaled $4,087,000 at June 30, 2004.  Non-performing loans were $4,850,000 at December 31, 2003. This represents 0.46% of total loans at June 30, 2004 compared to 0.55% at December 31, 2003.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $7,741,000 at June 30, 2004 and $8,483,000 at December 31, 2003.  This represents 0.69% of total assets at June 30, 2004 compared to 0.76% at December 31, 2003.

(c)                                  Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawal and borrowers’ credit demands.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity to meet demand is provided by maturing assets, short-term liquid assets that can be converted to cash, and the ability to attract funds from external sources, principally deposits.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2004, the Bank may pay up to $34,284,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first six months of 2004 the Bank paid dividends to Bancorp totaling $3,380,000.

(d)                                 Capital Resources

At June 30, 2004, stockholders’ equity totaled $106,998,000, an increase of $6,584,000 since December 31, 2003.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $(827,000) at June 30, 2004 and $1,474,000 at December 31, 2003.  The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank’s portfolio of securities available for sale.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.  See note 4 to the consolidated financial statements for more information on the trust preferred securities which are now accounted for as subordinated debentures in Bancorp’s financial statements.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At June 30, 2004, Bancorp’s tier 1, total risk based capital and leverage ratios were 14.13%, 15.40% and 11.20% respectively, compared to 13.28%, 14.56% and 10.30%, respectively, in the same period for 2003.  These ratios exceed the minimum required by regulators to be well capitalized.

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

The only SPE that Bancorp has in place is a limited purpose trust that issues trust preferred securities.  This limited purpose trust issued preferred securities to outside investors and used the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 (revised) is generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 6 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

In March of 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) which provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133.  SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value.  SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of SAB 105 currently does not, and is not expected to have, a material impact on Bancorp’s consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2004.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30	—	—	—	175,458
May 1 - May 31	—	$—	—	175,458
June 1 - June 30	4,500	$20.22	4,500	170,958

Total	4,500	$20.22	4,500	170,958

The board of directors of S.Y. Bancorp, Inc. approved a 400,000 share buyback plan in 1999.  The plan has no expiration date.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 21, 2004, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 11,931,546 shares, and those shares were voted as follows:

(1) Fixing the number of directors at thirteen and electing at the Annual Meeting three (4) directors:

FOR	11,793,755
AGAINST	117,276
ABSTAIN	20,515

(2) Election of Directors:  Bancorp has a staggered Board of Directors.  The following individuals were nominated in 2004.  All nominees were elected.  The results are as follows:

	FOR	AGAINST	VOTES WITHHELD

David H. Brooks	11,362,860	40,414	382,785
Stanley A. Gall	11,738,975	40,384	133,409
Nicholas X. Simon	11,786,883	45,744	116,612
Robert L. Taylor	11,775,075	41,820	95,049

(3) An amendment to the 1995 Stock Incentive Plan to reserve an additional 120,000 shares of Common Stock for issuance under the Plan and to permit additional stock option grants to nonemployee directors of up to a total of 10,000 shares:

FOR	7,394,469
AGAINST	1,435,113
ABSTAIN	283,706

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David H. Brooks
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On April 21, 2004 Bancorp furnished a Form 8-K pursuant to Items 9 and 12 regarding the results of operations for the first quarter ended March 31, 2004.  Attached as an exhibit to such Form 8-K was a copy of a related press release dated April 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 6, 2004	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date: August 6, 2004	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date: August 6, 2004	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer