Form 10-Q
period 2004-09-30
S Y BANCORP INC
filed 2004-11-05
CIK 835324

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Common Stock, no par value –

13,882,792 shares issued and outstanding at November 2, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

•	Unaudited Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003

•	Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2004 and 2003

•	Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2004 and 2003

•	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

•	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2004

•	Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2004 and 2003

•	Unaudited Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2004 and 2003

•	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(In thousands, except share data)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$29,046	31,911
Federal funds sold	9,830	2,165
Mortgage loans held for sale	3,118	3,157
Securities available for sale (amortized cost of $155,321 in 2004 and $152,951 in 2003)	157,691	155,691
Securities held to maturity (approximate fair value of $5,631 in 2004 and $6,244 in 2003)	5,390	5,915
Loans	932,812	886,153
Less allowance for loan losses	12,483	11,798
Net loans	920,329	874,355

Premises and equipment, net	26,418	24,785
Accrued interest receivable and other assets	40,921	20,542

Total assets	$1,192,743	1,118,521

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$164,925	143,901
Interest bearing	757,092	737,965
Total deposits	922,017	881,866

Securities sold under agreements to repurchase and federal funds purchased	85,395	92,102
Other short-term borrowings	1,286	1,232
Accrued interest payable and other liabilities	19,736	22,078
Federal Home Loan Bank advances	30,000	—
Subordinated debentures	20,799	20,829
Total liabilities	1,079,233	1,018,107
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,882,792 and 13,575,316 shares issued and outstanding in 2004 and 2003, respectively	7,152	6,128
Surplus	18,335	16,153
Retained earnings	86,791	76,659
Accumulated other comprehensive income	1,232	1,474
Total stockholders’ equity	113,510	100,414

Total liabilities and stockholders’ equity	$1,192,743	1,118,521

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended September 30, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Interest income:
Loans	$13,641	13,540
Federal funds sold	87	90
Mortgage loans held for sale	53	250
Securities - taxable	983	951
Securities - tax-exempt	357	278
Total interest income	15,121	15,109
Interest expense:
Deposits	3,326	3,564
Securities sold under agreements to repurchase and federal funds purchased	239	146
Other short-term borrowings	2	3
Federal Home Loan Bank advances	160	—
Subordinated debentures	466	466
Total interest expense	4,193	4,179
Net interest income	10,928	10,930
Provision for loan losses	180	300
Net interest income after provision for loan losses	10,748	10,630
Non-interest income:
Investment management and trust services	2,361	2,071
Service charges on deposit accounts	2,323	2,205
Bankcard transaction revenue	337	246
Gains on sales of mortgage loans held for sale	235	739
Gains on sales of securities available for sale	—	10
Brokerage commissions and fees	371	372
Other	608	649
Total non-interest income	6,235	6,292
Non-interest expenses:
Salaries and employee benefits	5,236	5,504
Net occupancy expense	803	677
Data processing expense	870	794
Furniture and equipment expense	314	273
State bank taxes	306	270
Other	2,173	2,005
Total non-interest expenses	9,702	9,523
Income before income taxes	7,281	7,399
Income tax expense	2,310	2,418

Net income	$4,971	4,981

Net income per share:
Basic	$0.36	0.37
Diluted	$0.35	0.36
Average common shares:
Basic	13,843,237	13,499,811
Diluted	14,191,637	13,972,646

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the nine months ended September 30, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
Interest income:
Loans	$40,233	40,637
Federal funds sold	155	298
Mortgage loans held for sale	162	650
Securities - taxable	3,026	2,759
Securities - tax-exempt	1,073	799
Total interest income	44,649	45,143
Interest expense:
Deposits	9,335	11,437
Securities sold under agreements to repurchase and federal funds purchased	609	474
Other short-term borrowings	6	6
Federal Home Loan Bank advances	383	—
Subordinated debentures	1,397	1,398
Total interest expense	11,730	13,315
Net interest income	32,919	31,828
Provision for loan losses	1,490	1,900
Net interest income after provision for loan losses	31,429	29,928
Non-interest income:
Investment management and trust services	7,017	6,156
Service charges on deposit accounts	6,761	6,184
Bankcard transaction revenue	895	781
Gains on sales of mortgage loans held for sale	845	2,175
Gains on sales of securities available for sale	—	10
Brokerage commissions and fees	1,281	913
Other	1,676	1,873
Total non-interest income	18,475	18,092
Non-interest expenses:
Salaries and employee benefits	16,603	16,154
Net occupancy expense	2,190	1,910
Data processing expense	2,545	2,550
Furniture and equipment expense	872	753
State bank taxes	883	818
Other	6,239	6,219
Total non-interest expenses	29,332	28,404
Income before income taxes	20,572	19,616
Income tax expense	6,574	6,369

Net income	$13,998	13,247

Net income per share:
Basic	$1.02	0.98
Diluted	$0.99	0.95
Average common shares:
Basic	13,759,898	13,468,824
Diluted	14,152,961	13,952,431

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(In thousands)

	2004	2003
Operating activities:
Net income	$13,998	13,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,490	1,900
Depreciation, amortization and accretion, net	2,330	2,134
Gains on sales of mortgage loans held for sale	(845)	(2,175)
Origination of mortgage loans held for sale	(157,720)	(205,531)
Proceeds from sale of mortgage loans held for sale	158,604	224,357
Gains on sales of securities available for sale	—	(10)
Loss on the sale of premises and equipment	4	—
Loss on the sale of other real estate	62	24
Income tax benefit of stock options exercised	660	335
Increase in accrued interest receivable and other assets	(22,329)	(9,773)
(Decrease) increase in accrued interest payable and other liabilities	(2,644)	1,908
Net cash (used) provided by operating activities	(6,390)	26,416
Investing activities:
Net (increase) decrease in federal funds sold	(7,665)	4,496
Purchases of securities available for sale	(91,827)	(105,911)
Proceeds from sales of securities available for sale	—	1,014
Proceeds from maturities of securities available for sale	89,358	49,539
Proceeds from maturities of securities held to maturity	524	3,284
Net increase in loans	(46,594)	(39,746)
Purchases of premises and equipment	(3,868)	(4,708)
Proceeds from sales of other real estate	1,147	976
Net cash used by investing activities	(58,925)	(91,056)
Financing activities:
Net increase in deposits	40,151	33,563
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(6,707)	29,978
Net increase (decrease) in other short-term borrowings	54	(652)
Proceeds of Federal Home Loan Bank advances	30,000	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options exercised, dividend reinvestment plan and employee benefit plans	2,774	921
Common stock repurchases	(228)	(41)
Cash dividends paid	(3,564)	(2,901)
Net cash provided by financing activities	62,450	60,838
Net increase (decrease) in cash and cash equivalents	(2,865)	(3,802)
Cash and cash equivalents at beginning of period	31,911	34,918
Cash and cash equivalents at end of period	$29,046	31,116
Supplemental cash flow information:
Income tax payments	$5,590	5,550
Cash paid for interest	$11,661	13,244

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2004

(In thousands, except share and per share data)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Number of Shares	Amount

Balance December 31, 2003	13,575,316	$6,128	$16,153	$76,659	$1,474	$100,414

Net income	—	—	—	13,998	—	13,998

Change in other comprehensive income (loss), net of tax	—	—	—	—	(242)	(242)

Shares issued for stock options exercised, dividend reinvestment plan and employee benefit plans	318,076	1,074	2,360	—	—	3,434

Cash dividends, $0.28 per share	—	—	—	(3,866)	—	(3,866)

Shares repurchased	(10,600)	(50)	(178)	—	—	(228)

Balance September 30, 2004	13,882,792	$7,152	$18,335	$86,791	$1,232	$113,510

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2004 and 2003

(In thousands)

	2004	2003

Net income	$4,971	4,981
Other comprehensive income, net of tax:
Change in unrealized holding gains (losses) on securities available for sale arising during the period	2,059	(907)
Less reclassification adjustment for gains included in net income	—	7

Other comprehensive income (loss)	2,059	(900)

Comprehensive income	$7,030	4,081

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2004 and 2003

(In thousands)

	2004	2003

Net income	$13,998	13,247
Other comprehensive income, net of tax:
Change in unrealized holding losses on securities available for sale arising during the period	(242)	(482)
Less reclassification adjustment for gains included in net income	—	7

Other comprehensive loss	(242)	(475)

Comprehensive income	$13,756	12,772

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2003 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.

Interim results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results for the entire year.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” Bancorp will continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

Bancorp’s as reported and proforma earnings per share information for the three months ended September 30 follows:

	Three Months Ended September 30
(In thousands, except per share data)	2004	2003

Net income, as reported	$4,971	$4,981
Less: stock-based compensation expense determined under fair value method, net of tax	67	54
Proforma net income	$4,904	$4,927

Basic EPS:
As reported	$0.36	$0.37
Proforma	0.35	0.36
Diluted EPS:
As reported	0.35	0.36
Proforma	0.35	0.35

Bancorp’s as reported and proforma earnings per share information for the nine months ended September 30 follows:

	Nine Months Ended September 30
(In thousands, except per share data)	2004	2003

Net income, as reported	$13,998	$13,247
Less: stock-based compensation expense determined under fair value method, net of tax	199	163
Proforma net income	$13,799	$13,084

Basic EPS:
As reported	$1.02	$0.98
Proforma	1.00	0.97
Diluted EPS:
As reported	0.99	0.95
Proforma	0.97	0.94

Option grant activity for the first three quarters of 2004 and 2003 is summarized as follows.  All options were granted at a strike price equal to the market value of Bancorp’s common stock at the time of grant and are subject to a vesting schedule of 20% per year.  Options were granted in the second quarter of 2004 to acquire 9,000 shares of common stock at an average strike price of $21.40.  The average fair value of each of these options was $4.98.  Options were also granted in the third quarter of 2003 to acquire 2,000 shares of common stock at a strike price of $18.95.  The fair value of each of these options was $4.16.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003
Assumptions Used in Option Valuation
Dividend yield	1.59%	1.53%
Expected volatility	17.25%	16.81%
Risk free interest rate	4.25%	3.78%
Expected life of options (in years)	7.0	7.0

(2)                                 Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows:

(In thousands)	2004	2003

Beginning balance	$11,798	11,705
Provision for loan losses	1,490	1,900
Loans charged off	(1,334)	(2,843)
Recoveries	529	603

Ending balance	$12,483	11,365

(3)                                 Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank borrowed $30,000,000 via three separate fixed rate, non-callable advances of $10,000,000 each in the first quarter of 2004.  The advances have terms of one, two and three years, respectively, with a weighted average rate of 2.14%.  Interest payments are due monthly, with principal due at maturity.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of September 30, 2004 and December 31, 2003 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had subordinated debentures outstanding amounting to $180,000 at September 30, 2004 and $210,000 at December 31, 2003. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1.  For 2004, the rate on these debentures was 3.00% and for 2003 the rate was 3.25%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

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

(6)                                 Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	1	2
Amortization of the net (gain) loss	8	5

Net periodic benefit cost	$39	$37

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	90	90
Expected return on plan assets	—	—
Amortization of prior service cost	4	5
Amortization of the net (gain) loss	24	16

Net periodic benefit cost	$118	$111

(7)                                 Commitments to Extend Credit

As of September 30, 2004, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $248,690,000, including standby letters of credit of $14,221,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2004.  Commitments to extend credit were $198,907,000, including letters of credit of $11,854,000, as of December 31, 2003.  Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At September 30, 2004, no amounts have been accrued in the consolidated financial statements related to these instruments.

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

(8)                                 Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of September 30, 2004.

(9)                                 Net Income Per Share

The following table reflects, for the three and nine month periods ended September 30, 2004 and 2003, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income, basic and diluted	$4,971	4,981	13,998	13,247

Average shares outstanding	13,843	13,500	13,760	13,468
Effect of dilutive securities	349	473	393	484

Average shares outstanding including dilutive securities	14,192	13,973	14,153	13,952

Net income per share, basic	$0.36	0.37	1.02	0.98
Net income per share, diluted	$0.35	0.36	0.99	0.95

(10)                          Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial and retail banking, investment management and trust, and mortgage banking.  Commercial and retail banking provides a full range of loan and deposit products to individual consumers and businesses.  Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services. Mortgage banking originates residential loans and sells them, servicing released, in the secondary market.

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

Selected financial information by business segment for the quarter and nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2004	2003	2004	2003

Net interest income:
Commercial and retail banking	$10,694	10,459	32,101	30,472
Investment management and trust	131	268	519	774
Mortgage banking	103	203	299	582

Total	$10,928	10,930	32,919	31,828

Non-interest income:
Commercial and retail banking	$3,149	2,756	8,904	7,893
Investment management and trust	2,732	2,443	8,298	7,069
Mortgage banking	354	1,093	1,273	3,130

Total	$6,235	6,292	18,475	18,092

Net income:
Commercial and retail banking	$4,031	3,748	11,345	9,809
Investment management and trust	942	823	2,572	2,329
Mortgage banking	(2)	410	81	1,109

Total	$4,971	4,981	13,998	13,247

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three and nine month periods ended September 30, 2004 and compares those periods with the same periods of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2004 compared to December 31, 2003.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview of 2004 through September 30

The first nine months of 2004 proved the value of our Company’s diverse revenue stream and our focus on expense control.  As business loan growth during the period was below our historic rates and our mortgage banking business struggled with the rise in mortgage rates, Bancorp was able to show solid growth in other areas such as investment management and trust, brokerage and service charges on deposit accounts.  These factors helped Bancorp complete the first three quarters of the year with net income exceeding the comparable period of 2003 by 5.7%.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans, and the rates on those deposits directly impacts profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.  Net interest income for the first three quarters of 2004 increased 3.4% as compared to the prior year due to a reduction in interest expense.

Slower than desired business loan growth was an important factor in the results for the first nine months of 2004.  It appears many customers have generally maintained a cautious stance toward new borrowings, which, together with increased competitive conditions, restrained loan growth.  Despite slow loan volume during most of 2004, loan growth in the third quarter of 2004 represented the Company’s best quarter-to-quarter increase since 2001.  The trend seen over the last quarter provides a hopeful sign that customers are becoming more confident about their future plans.  To help fund expected loan growth, Company management pursued low cost funding via borrowings from the Federal Home Loan Bank during the first quarter of 2004.  These borrowings were a more economic funding alternative than higher cost certificates of deposit.  During the third quarter of 2004, Management pursued certificates of deposit more actively than during the first half of the year.

As compared to peers, Bancorp has a higher than average proportion of non-interest revenues which, in addition to net interest income, has helped to fuel net income growth. While total non-interest income grew only 2.1% in the first nine months of 2004 as compared to the same period of 2003, increasing fees from investment management and trust fees, service charges on deposit accounts and brokerage revenues offset sharp declines in gains on sales of mortgage loans.

Bancorp continues to expand its footprint and look for complementary opportunities in new markets.  During the second quarter of 2004, Bancorp opened its first branch location in Indianapolis.  In the third quarter Bancorp followed that branch opening with an investment in Indiana Business Bank (IBB), an Indianapolis based, state chartered de novo bank.  Bancorp’s investment of $1.4 million represents less than 10% ownership in IBB.  Bancorp and IBB expect to enter into participation agreements for loans that exceed IBB’s lending limits or internal policies.  We believe these steps will augment our long-term strategy of building a larger market position in the Indianapolis area.

Results in 2004 were positively affected by a lower provision for loan losses.  Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considered data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of our loan portfolio and economic data.  Net charge-offs were relatively small in the first nine months of 2004.  The third quarter of 2004 was the fifth consecutive quarter that net charge-offs represented three basis points or less of average loans outstanding.  This compares favorably with an average quarterly ratio of net charge-offs to average loans of approximately 12 basis points for the five previous quarters.  Non-performing loans, while down slightly from the prior year, were up from the second quarter of 2004.  Taking into consideration all relevant data, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2004.

The following sections will provide more details on subjects presented in this overview.

(a)               Results Of Operations

Net income of $4,971,000 for the three months ended September 30, 2004 decreased $10,000 or 0.2% from $4,981,000 for the comparable 2003 period.  Basic net income per share was $0.36 for the third quarter of 2004, a decrease of 2.7% from the $0.37 for the same period in 2003.  Net income per share on a diluted basis was $0.35 for the third quarter of 2004 compared to $0.36 for the third quarter of 2003; a 2.8% decrease.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.71% and 17.90%, respectively, for the third quarter of 2004, compared to 1.78% and 20.76%, respectively, for the same period in 2003.

Net income of $13,998,000 for the nine months ended September 30, 2004 increased $751,000 or 5.7% from $13,247,000 for the comparable 2003 period.  Basic net income per share was $1.02 for the first nine months of 2004, an increase of 4.1% from the $0.98 for the same period in 2003. Net income per share on a diluted basis was $0.99 for the first nine months of 2004 compared to $0.95 for the first nine months of 2003.  This represents a 4.2% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.65% and 17.44%, respectively, for the first nine months of 2004, compared to 1.65% and 19.25%, respectively, for the same period in 2003.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2004 and 2003 along with the related calculation of tax equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$26,521	$87	1.31%	$35,088	$90	1.02%
Mortgage loans held for sale	4,003	53	5.27%	19,490	250	5.09%
Securities
Taxable	104,452	983	3.74%	102,467	951	3.68%
Tax-exempt	37,595	511	5.41%	26,044	398	6.06%
Loans, net of unearned income	906,833	13,706	6.01%	859,540	13,601	6.28%

Total earning assets	1,079,404	15,340	5.65%	1,042,629	15,290	5.82%

Less allowance for loan losses	12,947			11,800

	1,066,457			1,030,829

Non-earning assets
Cash and due from banks	32,178			33,460
Premises and equipment	26,210			24,676
Accrued interest receivable and other assets	32,527			20,860

Total assets	$1,157,372			$1,109,825

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$268,959	$603	0.89%	$262,809	$514	0.78%
Savings deposits	49,479	49	0.39%	42,347	11	0.10%
Money market deposits	111,073	282	1.01%	110,520	127	0.46%
Time deposits	316,577	2,392	3.01%	342,506	2,912	3.37%
Securities sold under agreements to repurchase and federal funds purchased	74,517	239	1.28%	66,318	146	0.87%
Other short-term borrowings	595	2	1.34%	1,535	3	0.78%
Long-term debt	50,799	626	4.90%	20,829	466	8.88%
Total interest bearing liabilities	871,999	4,193	1.91%	846,864	4,179	1.96%

Non-interest bearing liabilities
Non-interest bearing demand deposits	157,085			149,628
Accrued interest payable and other liabilities	17,829			18,155

Total liabilities	1,046,913			1,014,647

Stockholders’ equity	110,459			95,178

Total liabilities and stockholders’ equity	$1,157,372			$1,109,825

Net interest income		$11,147			$11,111

Net interest spread			3.74%			3.86%

Net interest margin			4.11%			4.23%

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$18,446	$155	1.12%	$35,174	$298	1.13%
Mortgage loans held for sale	4,016	162	5.39%	15,830	650	5.49%
Securities
Taxable	105,579	3,026	3.83%	91,499	2,759	4.03%
Tax-exempt	37,922	1,536	5.41%	24,554	1,143	6.22%
Loans, net of unearned income	897,895	40,418	6.01%	846,905	40,821	6.44%

Total earning assets	1,063,858	45,297	5.69%	1,013,962	45,671	6.02%

Less allowance for loan losses	12,544			12,029

	1,051,314			1,001,933

Non-earning assets
Cash and due from banks	31,923			30,160
Premises and equipment	25,198			23,561
Accrued interest receivable and other assets	24,580			19,007

Total assets	$1,133,015			$1,074,661

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$274,140	$1,661	0.81%	$249,396	$1,713	0.92%
Savings deposits	47,293	85	0.24%	40,636	59	0.19%
Money market deposits	105,351	516	0.65%	107,600	502	0.62%
Time deposits	307,567	7,073	3.07%	349,405	9,163	3.51%
Securities sold under agreements to repurchase and federal funds purchased	74,396	609	1.09%	58,884	474	1.08%
Other short-term borrowings	1,083	6	0.74%	1,030	6	0.78%
Long-term debt	44,887	1,780	5.30%	20,829	1,398	8.97%

Total interest bearing liabilities	854,717	11,730	1.83%	827,780	13,315	2.15%

Non-interest bearing liabilities
Non-interest bearing demand deposits	152,162			137,765
Accrued interest payable and other liabilities	18,889			17,109

Total liabilities	1,025,768			982,654

Stockholders’ equity	107,247			92,007

Total liabilities and stockholders’ equity	$1,133,015			$1,074,661

Net interest income		$33,567			$32,356

Net interest spread			3.86%			3.87%

Net interest margin			4.21%			4.27%

Notes to the average balance and interest rate tables:

(1)                Net interest income, the most significant component of the Bank’s earnings, is total interest income less total interest expense.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

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

(4)                Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $219,000 and $181,000, respectively, for the three month periods ended September 30, 2004 and 2003 and $648,000 and $528,000, respectively, for the nine month periods end September 30, 2004 and 2003.

Fully taxable equivalent net interest income of $11,147,000 for the three months ended September 30, 2004 increased $36,000 or 0.3% from $11,111,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.74% and 4.11%, respectively, for the third quarter of 2004 and 3.86% and 4.23%, respectively, for the third quarter of 2003.  Fully taxable equivalent net interest income of $33,567,000 for the nine months ended September 30, 2004 increased $1,211,000 or 3.7% from the same period last year.  Net interest spread and net interest margin were 3.86% and 4.21%, respectively, for the first nine months of 2004 and 3.87% and 4.27%, respectively, for the first nine months of 2003.  Net interest margin and spread were down for both the three and nine month periods ended September 30, 2004 when compared to the prior year.  Falling rates on interest earning assets have exceeded declines in rates on interest bearing liabilities.  Although Management believes Bancorp is well positioned for a rising interest rate environment, the increase in rates by the Federal Reserve during the quarter may not have a beneficial impact on the margin going forward as the positive effect of asset repricing may be offset by increased competitive pressure in loan and deposit pricing.  Depending on expected asset repricing and such factors as competitive rate pressures or unforeseen changes in Bancorp’s funding mix, the net interest margin could experience some slight contraction during the next quarter.

Average earning assets increased $49,896,000, or 4.9% to $1,063,858,000 for the first nine months of 2004 compared to 2003, reflecting growth in the loan and investment portfolios.  Average interest bearing liabilities increased $26,937,000 or 3.3% to $854,717,000 for the first nine months of 2004 compared to 2003 primarily due to increases in interest bearing transaction deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank which were offset somewhat by a net decline in time deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net Interest Income Change

Increase 200bp	12.13%
Increase 100bp	6.05
Decrease 100bp	(6.07)
Decrease 200bp	(12.46)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual credits, loss experience, current economic conditions, risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Nine Months Ended September 30
(Dollars in thousands)	2004	2003

Balance at the beginning of the period	$11,798	11,705
Provision for loan losses	1,490	1,900
Loan charge-offs, net of recoveries	(805)	(2,240)

Balance at the end of the period	$12,483	11,365

Average loans, net of unearned income	$897,895	846,905

Provision for loan losses to average loans (1)	0.17%	0.22%

Net loan charge-offs to average loans (1)	0.09%	0.26%

Allowance for loan losses to average loans	1.39%	1.34%
Allowance for loan losses to period-end loans	1.34%	1.32%

(1) Amounts not annualized

The provision for loan losses declined 21.6% during the first nine months of 2004 as compared to 2003 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.  Some of the measures used to determine the credit quality of the Bank’s loan portfolio showed overall improvement during the first nine months of 2004, such as net charge-offs.  Non-performing loans showed slight improvement from the same period one year ago.  Other asset quality measurements and internal loan review analysis indicate an overall positive view of the Bank’s asset quality.  Based on a review of all available information, Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2004	2003	2004	2003

Non-interest income:
Investment management and trust services	$2,361	2,071	7,017	6,156
Service charges on deposit accounts	2,323	2,205	6,761	6,184
Bankcard transaction revenue	337	246	895	781
Gains on sales of mortgage loans held for sale	235	739	845	2,175
Gains on sales of securities available for sale	—	10	—	10
Brokerage commissions and fees	371	372	1,281	913
Other	608	649	1,676	1,873

Total non-interest income	$6,235	6,292	18,475	18,092

Non-interest expenses:
Salaries and employee benefits	5,236	5,504	16,603	16,154
Net occupancy expense	803	677	2,190	1,910
Data processing expense	870	794	2,545	2,550
Furniture and equipment expense	314	273	872	753
State bank taxes	306	270	883	818
Other	2,173	2,005	6,239	6,219

Total non-interest expenses	$9,702	9,523	29,332	28,404

Total non-interest income decreased $57,000 or 0.9% for the third quarter of 2004, and increased $383,000, or 2.1% for the first nine months of 2004 compared to the same periods in 2003.

Investment management and trust services income increased $290,000 or 14.0% in the third quarter of 2004, as compared to the same period in 2003.  For the first nine months of 2004, investment management and trust services income increased $861,000 or 14.0% compared to 2003.  Trust assets under management at September 30, 2004 were $1.26 billion, compared to $1.22 billion at December 31, 2003 and $1.14 billion at September 30, 2003.  Trust assets are expressed in terms of market value.  Assets under management are affected directly by the performance of the equity and bond markets and were positively impacted by the performance that was seen in the second half of 2003 and the first part of 2004.  Also, the addition of new accounts continues to help grow assets under management.

Service charges on deposit accounts increased $118,000 or 5.4% in the third quarter of 2004 and $577,000 or 9.3% for the first nine months of 2004 as compared to the same periods in 2003. Growth in service charges on deposit accounts is primarily due to increased account volumes and an increase in the overall fee schedule for deposit accounts as compared to the prior year.

Bankcard transaction revenue increased $91,000 or 37.0% in the third quarter of 2004 and $114,000 or 14.6% for the first nine months of 2004 as compared to the same periods in 2003.  This source of revenue should continue to increase as more and more customers utilize this convenient payment source.

Gains on sales of mortgage loans were $235,000 in the third quarter of 2004 and $739,000 in 2003.  This represents a decline of 68.2%.  For the nine months ended September 30, 2004 gains on the sale of mortgage loans were $845,000 compared to $2,175,000 in 2003.  This is a decline of 61.2%.  The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market.  Increases in long term interest rates led to a much lower level of activity beginning in the fourth quarter of 2003 and continuing during the first three quarters of 2004.  For the first three quarters of 2003, long term interest rates were near historic lows and led to a high level of refinancing activity.

Brokerage commissions and fees decreased $1,000 or 0.3% in the third quarter of 2004 and increased $368,000 or 40.3% for the first nine months of 2004 as compared to the same periods in 2003. Improved performance of the overall equity markets for the first part of 2004 allowed the brokerage department to report stronger results.

Other non-interest income decreased $41,000 or 6.3% in the third quarter of 2004 and $197,000 or 10.5% for the first nine months of 2004 as compared to 2003.  Numerous factors contributed to this decrease, but it was primarily the result of various fee income related to the mortgage banking division’s decreased volume.  An offsetting factor to the decline in mortgage related income was income from bank-owned life insurance.  The Bank purchased two $10 million policies during the third quarter of 2004.  Income related to bank-owned life insurance was $122,000 for the third quarter and year to date periods ended September 30, 2004.

Total non-interest expenses increased $179,000 or 1.9% for the third quarter of 2004 and $928,000 or 3.3% for the first nine months of 2004 as compared to the same periods in 2003.  Salaries and employee benefits decreased $268,000, or 4.9%, for the third quarter of 2004 and increased $449,000 or 2.8% for the first three quarters of 2004 compared to 2003.  The decrease in the third quarter was primarily the effect of better-than-expected claims experience in the Company’s self-funded health care plan.  The increase for the first nine months of the year arose in part from regular salary increases, as well as new employees added to support the Bank’s growth.  The Bank had 412 full time equivalent employees as of September 30, 2004 and 386 full time equivalents as of September 30, 2003.  Net occupancy expense increased $126,000 or 18.6% in the third quarter of 2004 and $280,000 or 14.7% for the first nine months of 2004 as compared to 2003. The increases are largely a result of the opening of new branch facilities.  The remodeling of some existing office space also contributed to the increase.  Data processing expense increased $76,000 or 9.6% for the third quarter of 2004 and decreased $5,000 or 0.2% for the first nine months of 2004 compared to 2003.  The increase for the quarter can be attributed to increased maintenance costs compared to the prior year, while the decline for the year can be attributed to lower software costs in our trust department along with lower ATM network costs.  Furniture and equipment expense increased $41,000 or 15.0% for the third quarter of 2004 and $119,000 or 15.8% for the first nine months of 2004 compared to 2003.  This increase is consistent with the increase in net occupancy expense and is primarily a result of the expansion in the number of banking facilities and the renovation of some existing facilities.  State bank taxes were up $36,000 or 13.3% for the third quarter of 2004 and $65,000 or 8.0% for the first three quarters of 2004 compared to 2003.  State bank taxes are based on capital levels and increase as capital levels increase.  Other non-interest expenses increased $168,000 or 8.4% in the third quarter of 2004 and $20,000 or 0.3% for the first nine months of 2004 as compared to 2003.  The slight increase in other non-interest expenses for the nine month period is primarily related to a variety of factors including increased operating expenses related to communications, general insurance, and losses on fraudulent activity offset by an overall decline in mortgage banking related expenses.

Income Taxes

Bancorp had income tax expense of $6,574,000 for the first nine months of 2004, compared to $6,369,000 for the same period in 2003.  The effective rate for each nine month period was 32.0% in 2004 and 32.5% in 2003.

In the third quarter of 2004, Bancorp had income tax expense of $2,310,000 compared to $2,418,000 for the same period in 2003.  The effective rate for each three-month period was 31.7% in 2004 and 32.7% in 2003.

(b)               Financial Condition

Balance Sheet

Total assets increased $74,222,000 or 6.6% from $1.118 billion on December 31, 2003 to $1.193 billion on September 30, 2004.  Average assets for the first nine months of 2004 were $1.133 billion.  Total assets at September 30, 2004 increased $76,591,000 from September 30, 2003, representing a 6.9% increase.  Total liabilities increased $61,126,000 or 6.0% from $1.018 billion on December 31, 2003 to $1.079 billion on September 30, 2004.  Average liabilities for the first nine months of 2004 were $1.026 billion.  Total liabilities at September 30, 2004 increased $60,090,000 from September 30, 2003, representing a 5.9% increase.

Since year end, loans have increased approximately $46,659,000.  This growth was funded primarily through the $30,000,000 increase in Federal Home Loan Bank (FHLB) advances during the first quarter of 2004 and growth in deposits.  The fixed rate advances from the FHLB are all non-callable, bullet maturities of three years or less and were used to replace higher priced certificates of deposit.  Management considers these advances from the FHLB an attractive alternative to higher priced certificates of deposit.  Other assets also increased by approximately $20,000,000 due to the purchase of two $10 million policies of bank-owned life insurance during the third quarter of 2004.  These policies are whole life policies to which the Bank is the primary beneficiary.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $3,991,000 and loans past due over 90 days and still accruing of $982,000, totaled $4,973,000 at September 30, 2004.  Non-performing loans were $4,850,000 at December 31, 2003. This represents 0.53% of total loans at September 30, 2004 compared to 0.55% at December 31, 2003.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $8,342,000 at September 30, 2004 and $8,483,000 at December 31, 2003.  This represents 0.70% of total assets at September 30, 2004 compared to 0.76% at December 31, 2003.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati.  As a member of the FHLB, the Bank has access to credit products of the FHLB.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $73 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At September 30, 2004, the Bank may pay up to $37,735,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first nine months of 2004 the Bank paid dividends to Bancorp totaling $5,218,000.

(d)               Capital Resources

At September 30, 2004, stockholders’ equity totaled $113,510,000, an increase of $13,096,000 since December 31, 2003.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $1,232,000 at September 30, 2004 and $1,474,000 at December 31, 2003.  The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank’s portfolio of securities available for sale.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.  See note 4 to the unaudited condensed consolidated financial statements for more information on the trust preferred securities which are now accounted for as subordinated debentures in Bancorp’s financial statements.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

At September 30, 2004, Bancorp’s tier 1 capital, total risk based capital and leverage ratios were 13.76%, 15.03%, and 11.34% respectively, compared to 13.57%, 14.84% and 10.31%, respectively, in the same period for 2003.  These ratios exceed the minimum required by regulators to be well capitalized.

 (e)             Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries should provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise.  For public companies, FIN 46R is applicable to all special-purpose entities (SPEs) no later than the end of the first reporting period ending after December 15, 2003 (i.e., December 31, 2003 for Bancorp), and immediately to all entities created after January 31, 2003.  The effective dates of FIN 46R vary depending on the type reporting enterprise and the type of entity that the enterprise is involved with.  FIN 46R permits either a cumulative effect adjustment or full restatement for all periods presented upon adoption of FIN 46R.  Bancorp has chosen a full restatement for its consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2004.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31	6,100	$20.02	6,100	164,858
Aug 1 - Aug 31	—	—	—	164,858
Sept 1 - Sept 30	—	—	—	164,858

Total	6,100	$20.02	6,100	164,858

The board of directors of S.Y. Bancorp, Inc. approved a 400,000 share buyback plan in 1999.  The plan has no expiration date.

Item 6.                   Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David H. Brooks
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	November 5, 2004	By:	/s/ David H. Brooks
David H. Brooks, Chairman
and Chief Executive Officer

Date:	November 5, 2004	By:	/s/ David P. Heintzman
David P. Heintzman, President

Date:	November 5, 2004	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer