Form 10-K
period 2004-12-31
S Y BANCORP INC
filed 2005-03-14
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2004	1-13661

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

Yes  ☒     No  ☐

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $289,048,000.

The number of shares of registrant’s Common Stock, no par value, outstanding as of March 5, 2005, was 13,954,134.

Documents Incorporated by Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Stockholders to be held on April 27, 2005 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.

Form 10-K

Index

Part I:

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III:

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV:

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Index to Exhibits

Part I

Item 1.                                       Business

S. Y. Bancorp, Inc. (Bancorp), was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; accordingly, the business of Bancorp is substantially the same as that of the Bank.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory business trust that is a 100%-owned finance subsidiary of Bancorp.  Due to an accounting pronouncement enacted in 2003, the Trust is no longer reflected in the consolidated financial statements of Bancorp.  See Note 11 to Bancorp’s consolidated financial statements for further discussion of the Trust and its accounting treatment.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and retail banking services in Louisville and southern Indiana through 23 full service banking offices (See “ITEM 2. PROPERTIES”).  In addition, in June 2004, the Bank opened a full service banking office in Indianapolis, Indiana.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through its operating division of retail banking, Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with various third party providers.  See Note 20 to Bancorp’s consolidated financial statements for the year ended December 31, 2004 for information relating to the Bank’s business segments.

At December 31, 2004, the Bank had 416 full-time equivalent employees. As is typically the case with banks, employees are not subject to a collective bargaining agreement. Management of Bancorp considers their relationship with employees to be good.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the 1994 Act) removed state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the 1994 Act, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment Act compliance, compliance with federal and state antitrust laws and deposit concentration limits and subject to any state laws restricting the transaction. Kentucky banks are also permitted to acquire a branch in another state if permitted by law of the other state.  Kentucky currently allows out-of-state banks to enter Kentucky to provide banking services on the same terms that a Kentucky bank could enter that bank’s state.

The Gramm-Leach-Bliley Act (the 1999 Act) repealed the Depression-era barrier between commercial and investment banking established by the Glass-Steagall Act, as well as the prohibition on the mixing of banking and insurance established by the Bank Holding Company Act of 1956. The 1999 Act allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (FHC). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The 1999 Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the 1999 Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  Management of Bancorp has chosen not to become an FHC at this time, but may chose to do so in the future.

Item 2.                                       Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. Adjacent to the main location is the Bank’s operations center. In addition to the main office complex, the Bank owned seven branch properties at December 31, 2004 (two of which are located on leased land) and Bancorp owned three.  The Bank also leased thirteen branch facilities.  Of the twenty-four banking locations, eighteen are located in Louisville, five are located in nearby southern Indiana and one is located in Indianapolis, Indiana.  See Notes 5 and 16 to Bancorp’s consolidated financial statements for the year ended December 31, 2004, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.                                       Legal Proceedings

See Note 16 to Bancorp’s consolidated financial statements for the year ended December 31, 2004, for information relating to legal proceedings.

Item 4.                                       Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2004) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the pleasure of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and offices with Bancorp

David H. Brooks	Chairman and Chief Executive Officer
Age 62	(retired as of January 1, 2005) and Director

David P. Heintzman	President and Director
Age 45	(named Chairman and Chief Executive Officer as of January 1, 2005)

Kathy C. Thompson	Executive Vice President and Director
Age 43	(named Senior Executive Vice President as of January 18, 2005)

Phillip S. Smith	Executive Vice President
Age 47

Gregory A. Hoeck	Executive Vice President
Age 54

Nancy B. Davis	Executive Vice President, Secretary,
Age 49	Treasurer and Chief Financial Officer

Philip S. Poindexter	Executive Vice President
Age 38

Mr. Brooks was appointed Chairman and Chief Executive Officer of Bancorp and the Bank in 1993. Prior thereto, he was President of Bancorp and the Bank.  Mr. Brooks retired as Chairman and Chief Executive Officer of Bancorp effective January 1, 2005.  Mr. Brooks remains a member of the board of directors.

Mr. Heintzman was appointed President of Bancorp and the Bank in 1993. Prior thereto, he served as Treasurer and Chief Financial Officer of Bancorp and Executive Vice President of the Bank.  Mr. Heintzman has been named to the additional posts of Chairman and Chief Executive Officer by the board of directors effective January 1, 2005.

Ms. Thompson was appointed Executive Vice President of Bancorp and the Bank in 1996. Ms. Thompson has been named Senior Executive Vice President as of January 18, 2005.  She joined the Bank in 1992 as Senior Vice President and is Manager of the Investment Management and Trust Department along with the sales, service and marketing area of the Bank.

Mr. Smith was appointed Executive Vice President of the Bank in 1996. Prior thereto, he was Senior Vice President of the Bank. He is the Chief Credit Officer of the Bank, responsible for Bank-wide lending policy and operations.

Mr. Hoeck joined the Bank as Executive Vice President in 1998. He is primarily responsible for the retail area of the Bank. Prior to joining the Bank, Mr. Hoeck was an Executive Vice President for PNC Bank and the Retail Market Manager for the Kentucky and Indiana markets.

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999. Prior thereto, she was Senior Vice President of Bancorp and the Bank. She was appointed Chief Financial Officer of Bancorp in 1993.

Mr. Poindexter joined the Bank as Executive Vice President in 2004. He is the Director of Commercial Lending for the Bank.  Prior to joining the Bank, Mr. Poindexter served as City Executive for BB&T, managing all commercial banking functions for the Louisville region.

Part II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the American Stock Exchange under the ticker symbol SYI. The table below sets forth the quarterly high and low market prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 15 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2004, Bancorp had 1,147 shareholders of record, and approximately 2,700 beneficial owners holding shares in nominee or “street name”.

	2004			2003
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First	$23.78	$20.51	$0.08	$19.35	$17.28	$0.07
Second	23.55	19.45	0.10	20.06	17.30	0.075
Third	23.90	21.16	0.10	20.10	17.89	0.08
Fourth	24.70	21.88	0.11	22.90	18.75	0.08

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2004.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	—	—	—	164,858
November 1-November 30	—	—	—	164,858
December 1-December 31	—	—	—	164,858

The board of directors of S.Y. Bancorp, Inc. originally approved a 400,000 share buyback plan in 1999.  The plan had no expiration date.  In February 2005, the Directors expanded this plan to allow for the repurchase of 550,000 shares in total between February 2005 and the expiration date of February 2006.

Item 6.                                       Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2004	2003	2002	2001	2000

Net interest income	$44,221	$42,748	$40,580	$34,945	$31,154
Provision for loan losses	2,090	2,550	4,500	4,220	2,840
Net income	18,912	17,709	15,650	13,542	11,592

Per share data
Net income, basic	$1.37	$1.31	$1.17	$1.02	$0.87
Net income, diluted	1.33	1.27	1.12	0.98	0.85
Cash dividends declared	0.39	0.305	0.26	0.225	0.195

Average balances
Stockholders’ equity	$109,414	$93,799	$79,417	$66,433	$54,656
Assets	1,148,652	1,083,949	998,421	884,793	747,816
Federal home loan bank advances	25,573	—	—	—	—
Long-term debt	20,799	20,829	20,867	14,336	2,100

Ratios
Return on average assets	1.65%	1.63%	1.57%	1.53%	1.55%
Return on average stockholders’ equity	17.28%	18.88%	19.71%	20.38%	21.21%
Average stockholders’ equity to average assets	9.53%	8.65%	7.95%	7.51%	7.31%

Per share information has been adjusted to reflect all stock splits.

Item 7.                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2004, the Bank had twenty-three full service banking locations in Louisville and southern Indiana and one full service banking location in Indianapolis, Indiana. The combined effect of added convenience with the Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department (including the brokerage department) and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for the Bank’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations or financial condition of the Bank’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses.  To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher provision for loan losses.  The accounting policy related to the allowance and provision for loan losses is applicable to the commercial and retail banking segment of Bancorp.  The impact and any associated risks related to this policy on our business operations are discussed in the “Allowance for Loan Losses” section below.

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in

Bancorp’s financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact Bancorp’s financial position and its results from operations.  Additional information regarding income taxes is the “Income Taxes” section below and note 7 to the financial statements.

Overview of 2004

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans, and the rates on those deposits directly impact profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

During 2004, the business environment was dynamic and challenging in many respects, characterized by an industry-wide slowdown in mortgage refinancings, a historically low overall interest rate environment during much of the year and improving economic trends during the latter part of the year.  Overall, the positive outweighed the negative as Bancorp completed its seventeenth consecutive year of higher earnings.

The Bank reorganized the structure of its lending departments during 2004 to improve efficiencies, emphasize credit quality and help revitalize loan growth.  Economic activity was stronger during the fourth quarter of 2004 and combined with the Bank’s reorganization efforts, the Bank was able to capitalize on this, resulting in loan growth during the quarter which exceeded any quarterly level seen in the past three years.

The low interest rate environment had an unfavorable effect on Bancorp’s net interest income as the net interest margin was negatively affected for the year.  Low rates in the first two quarters of the year resulted in lower margins as rates on earning assets fell and rates on many interest bearing liabilities approached zero.  As interest rates began to rise in the second half of the year, net interest margin showed improvement between the third and fourth quarters, but was still less than all of 2003.

Bancorp’s diverse revenue stream proved key to earnings growth.  The large decline in mortgage banking income was offset somewhat by the growth in investment management and trust fees as well as other categories of fee income including brokerage and bankcard transaction revenue.

Results in 2004 were also positively affected by a lower provision for loan losses.  Net charge-offs reached their lowest level since 2000.  Bancorp’s process of evaluating the inherent risk in the portfolio considered this data and other information in the evaluation of the risk in the loan portfolio to determine the required balance in the allowance for loan losses account and the corresponding provision for loan losses.

The following sections will provide more details on subjects presented in this overview.

Results of Operations

Net income was $18,912,000 or $1.33 per share on a diluted basis in 2004.  This compares to $17,709,000 or $1.27 per share in 2003 and $15,650,000 or $1.12 per share in 2002.  The increase in 2004 net income was attributable to moderate growth in net interest income, flat non-interest income and a reduction in the provision for loan losses that was partially offset by increased non-interest expenses. Earnings include a 3.7% increase in fully taxable equivalent net interest income and a 0.7% increase in non-interest income.  Non-interest income was helped by income from investment management and trust which increased 13.6% as assets under management increased 10.4% during the year.  This income and other fees related income helped offset a significant 58.3% decrease in mortgage banking income.  The mortgage department was hampered during the year by an industry-wide slowdown in mortgage refinancings.  Non-interest expenses increased only 1.2% as salaries and benefits rose very slightly and other categories of expense grew at restrained levels.  The provision for loan losses was down 18.0% for the year as net charge-offs for the year were down 44% from the prior year.

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

Bancorp’s net interest margin and net interest spread were negatively affected during the year by decreases in average rates earned on loans and investment securities as higher yielding assets matured, while average rates on interest bearing liabilities decreased to a lesser extent.  Management believes that an interest rate increase in 2005 could have a positive impact on both spread and margin, while a decrease in interest rates could have a negative impact on net interest spread and margin.  Bancorp expects assets to reprice more quickly than liabilities with a change in interest rates.  However, margin contraction could occur under a flat or rising rate scenario due to the effect of competitive pressures on deposit rates.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2004	2003	2002	2004/2003 Change		2003/2002 Change

Net interest income, tax equivalent basis	$45,091	$43,480	$41,264	3.7%		5.4%
Net interest spread	3.82%	3.86%	3.90%	(4	)bp	(4	)bp
Net interest margin	4.20%	4.25%	4.38%	(5	)bp	(13	)bp
Average earning assets	$1,074,845	$1,022,438	$942,633	5.1%		8.5%
Five year treasury bond	3.61%	3.22%	2.73%	39	bp	49	bp
Prime rate at year end	5.25%	4.00%	4.25%	125	bp	(25	)bp
Average prime rate	4.34%	4.12%	4.67%	22	bp	(55	)bp

bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operated.  A large portion of the Bank’s variable rate loans were indexed to the Bank’s prime rate and reprice as the prime rate changes, unless they reach a contractual floor or ceiling.  Many fixed rate loans were indexed to the five year Treasury bond.  The flattening of the Treasury yield curve resulted in some narrowing interest spreads despite the Bank’s asset sensitive position in 2004.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income Change

Increase 200 bp	11.96%
Increase 100 bp	5.96
Decrease 100 bp	(5.99)
Decrease 200 bp	(12.29)

To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. Based upon management’s assessment of interest rate sensitivity, Bancorp had no derivative financial instruments at December 31, 2004.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax equivalent basis and indicates how net interest income in 2004 and 2003 was impacted by volume increases and the lower average interest rate environment. The tax equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2004/2003			2003/2002
		Increase (Decrease)			Increase (Decrease)
	Net	Due to		Net	Due to
(In thousands)	Change	Rate	Volume	Change	Rate	Volume
Interest income
Loans	$1,069	$(2,651)	$3,720	$(2,728)	$(6,880)	$4,152
Federal funds sold	(182)	21	(203)	(93)	(193)	100
Mortgage loans held for sale	(535)	(48)	(487)	86	(65)	151
Securities
Taxable	195	(413)	608	(74)	(447)	373
Tax-exempt	11	(132)	143	(3)	(69)	66

Total interest income	558	(3,223)	3,781	(2,812)	(7,654)	4,842

Interest expense
Deposits
Interest bearing demand deposits	22	(105)	127	(655)	(1,225)	570
Savings deposits	51	41	10	(142)	(170)	28
Money market deposits	388	360	28	(344)	(615)	271
Time deposits	(2,318)	(1,297)	(1,021)	(3,651)	(2,078)	(1,573)
Securities sold under agreements to repurchase and federal funds purchased	260	105	155	(217)	(324)	107
Other short-term borowings	1	—	1	(18)	(9)	(9)
Federal Home Loan Bank advances	545	—	545	—	—	—
Long-term debt	(2)	1	(3)	(1)	2	(3)

Total interest expense	(1,053)	(895)	(158)	(5,028)	(4,419)	(609)

Net interest income	$1,611	$(2,328)	$3,939	$2,216	$(3,235)	$5,451

Provision for Loan Losses

In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality of the loan portfolio, previous loss experience, the size and composition of the loan portfolio, changes in lending personnel and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses is summarized below:

(Dollars in thousands)	2004	2003	2002

Provision for loan losses	$2,090	$2,550	$4,500
Allowance to loans at year end	1.27%	1.33%	1.43%
Allowance to average loans for year	1.37%	1.38%	1.48%

The provision for loan losses decreased during the year in response to the Company’s assessment of inherent risk in the loan portfolio.  Net charge-offs during the year reached their lowest annual total since 2000, pointing to solid loan quality during 2004.  See “Financial Condition-Nonperforming Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2004 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following tables provide a comparison of the components of non-interest income and expenses for 2004, 2003 and 2002. The tables show the dollar and percentage change from 2003 to 2004 and from 2002 to 2003. Below each table is a discussion of significant changes and trends.

				2004/2003		2003/2002
(Dollars in thousands)	2004	2003	2002	Change	%	Change	%

Non-interest income
Investment management and trust services	$9,427	$8,301	$8,030	$1,126	13.6%	$271	3.4%
Service charges on deposit accounts	8,890	8,487	7,453	403	4.7%	1,034	13.9%
Bankcard transaction revenue	1,262	1,013	904	249	24.6%	109	12.1%
Gains on sales of mortgage loans held for sale	1,064	2,552	2,138	(1,488)	-58.3%	414	19.4%
Gains on sales of securities available for sale	—	10	—	(10)	100.0%	10	100.0%
Brokerage commissions and fees	1,675	1,272	1,062	403	31.7%	210	19.8%
Other	2,358	2,863	1,934	(505)	-17.6%	929	48.0%

	$24,676	$24,498	$21,521	$178	0.7%	$2,977	13.8%

One of the largest components of non-interest income is the income from investment management and trust services.  This area of the Bank continues to grow through attraction of new business and customer retention. At December 31, 2004 assets under management totaled $1.343 billion compared to $1.216 billion at December 31, 2003 and $1.010 billion as of December 31, 2002.  Because assets under management are expressed in terms of fair value, increases in market value of existing accounts during the last two years and the attraction of new business have both served to increase assets under management.  Growth in the department’s assets consisted primarily of personal trust accounts during both 2004 and 2003.

Growth in service charges on deposit accounts is primarily due to increased account volumes for both 2004 and 2003.  Promotion of retail accounts has presented opportunities for growth in deposit accounts and increased fee income.  Additionally, the rates on service charges on deposit accounts were increased late in the first quarter of 2003.

Bankcard transaction revenue primarily represents income that the Bank derives from customers’ use of debit cards.  As the popularity of these cards has grown during 2003 and 2004, there have been increases in the number of transactions by existing cardholders as customers recognize the convenience that the cards offer.  The growth rate of this account was slowed during 2003 by a class action lawsuit brought by several retail merchants against VISA®USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  The lawsuit resulted in a reduction of interchange rates effective August 1, 2003 and established that rates on and after January 2004 would be established from time to time reflecting competitive considerations.  Although the fees per transaction have been reduced, the Bank expects fees to continue to grow as volume growth should offset any rate reduction.

The Bank operates a mortgage banking company within its retail banking division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both the purchase of and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans.  Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Record low mortgage rates in 2002 and the first three quarters of 2003 led to record volume both years, while higher rates in late 2003 and 2004 led to an industry-wide slowdown in loan volume during 2004.

Brokerage fees increased during 2004 as the sales efforts of our brokers helped to spur investor activity and resulted in higher brokerage commission levels.  The Company continues to be excited about offering a fuller compliment of financial services to its customer base and feels that brokerage services are a key component of that strategy.

Other non-interest income declined during 2004 for several reasons and primarily reflects the slowdown in mortgage banking activity.  These declines more than offset increased income due to the purchase of two bank-owned life insurance policies during the second half of 2004 to help offset increasing employee benefit costs.  A total premium of $20 million, invested in the third quarter of 2004, generated income of $342,000 during 2004.  Contributing factors to the increase for 2003 included the continued growth of income related to internet banking and other categories related to mortgage refinancing fees and income such as title insurance.  There were also a few one time items during 2003, the most significant being income of $256,000 related to the demutualization of an insurance company which held policies related to a defined benefit retirement plan for certain key officers.  See Note 13 to Bancorp’s consolidated financial statements for further discussion of the defined benefit retirement plan.

				2004/2003		2003/2002
(Dollars in thousands)	2004	2003	2002	Change	%	Change	%

Non-interest expenses
Salaries and employee benefits	$21,652	$21,624	$19,232	$28	0.1%	$2,392	12.4%
Net occupancy expense	3,027	2,623	2,109	404	15.4%	514	24.4%
Data processing expense	3,419	3,372	3,095	47	1.4%	277	8.9%
Furniture and fixtures expense	1,178	1,062	892	116	10.9%	170	19.1%
State bank taxes	1,196	1,188	1,045	8	0.7%	143	13.7%
Other	8,621	8,756	8,100	(135)	-1.5%	656	8.1%

	$39,093	$38,625	$34,473	$468	1.2%	$4,152	12.0%

Salaries and benefits are the largest component of non-interest expenses.  Increases in personnel expense rose in part from regular salary increases during 2004 and 2003, but these increases were more than offset in 2004 by two factors.  The first was a decrease in expenses related to the Company’s self-funded health insurance plan, which experienced better than expected claims experience in 2004.  The second factor in 2004 was lower levels of annual bonus pay, much of which was tied to the Company’s annual minimum target of 10% for earnings growth.  The increase in 2003 can be further attributed to increases in health insurance costs and higher levels of incentive pay as compared to 2002.  The Bank continues to add employees to support growth. At December 31, 2004, the Bank had 416 full-time equivalent employees compared to 385 at the same date in 2003 and 379 for 2002.  There are no significant obligations for post-retirement or post-employment benefits.

Net occupancy expense has increased as the Bank has added banking centers.  During 2004, the Bank opened two locations.  It opened four locations in 2003.  In addition, in June the Bank’s Indianapolis, Indiana location was converted from a loan production office into a full service branch and was moved to a new location.  In 2003, the Investment Management and Trust department relocated to new office space.  At December 31, 2004 the Bank had twenty-four banking center locations including the main office.

Data processing expenses rose as the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.  Furniture and fixtures expense has also increased with the addition of banking centers.  State bank taxes, which are primarily based on average capital and deposit levels, were flat for the year as the Bank accrued for a potential tax increase in late 2003 related to the holding company which never materialized.  The change in the state franchise tax was reversed by the State Assembly in 2004 and the overaccrual was used to decrease the 2004 expense.

Other non-interest expenses have decreased in 2004 as declines in expenses related to a decline in mortgage banking activity offset increases in various expenses related to the Bank’s growth including advertising and marketing.  In 2003, non-interest expenses increased due to numerous factors and reflected the Bank’s overall growth.  Among the most significant costs that increased in 2003 were expenses related to the increase in mortgage banking activity during the year.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2004	2003	2002

Income tax expense	$8,802	$8,362	$7,478
Effective tax rate	31.8%	32.1%	32.3%

Bancorp’s overall tax rate has fallen due to increased investment in low income housing tax credits.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2004/2003		2003/2002
(Dollars in thousands)	2004	2003	2002	Change	%	Change	%

Average earning assets	$1,074,845	$1,022,438	$942,633	$52,407	5.1%	$79,805	8.5%
Average interest bearing liabilities	865,086	832,310	786,043	32,776	3.9%	46,267	5.9%
Average total assets	1,148,652	1,083,949	998,421	64,703	6.0%	85,528	8.6%
Total year end assets	1,212,015	1,118,521	1,040,299	93,494	8.4%	78,222	7.5%

The Bank has experienced steady growth in earning assets over the last several years. Growth of average earning assets occurred primarily in the area of loans and taxable securities.  From year end 2003 to year end 2004, average loans increased approximately 7.1% and average taxable securities increased 17.0%.  More specifically, period end commercial and industrial loans increased 13.9%, while construction loans increased 53.7%.  Also affecting overall loan growth was a 4.8% growth rate in consumer loans and a 7.4% increase in real estate loans, Bancorp’s largest loan category.  The growth of the securities portfolio can be attributed to overall growth in balance sheet and the need of certain deposit accounts to be collateralized by securities.  The growth in average earning assets during 2003 was primarily due to average loans which increased 7.6% and average taxable securities which grew 10.1%.

The increase in average interest bearing liabilities from 2003 to 2004 occurred primarily in interest bearing demand deposits, money market deposits, and savings accounts.  In addition, the Bank utilized fixed rate advances from the Federal Home Loan Bank during 2004 as a more favorably priced alternative to time deposits.  The Bank had $30 million in outstanding advances as of December 31, 2004 and none in 2003.  The growth in the various types of interest bearing checking accounts in 2004 can be attributed to the Bank’s continued expansion in its primary market.  On the other hand, average time deposits shrunk by 9.0% during 2004 as Bancorp utilized less expensive sources of funds.  Based on slower than expected loan growth during the year and the availability of cheaper funding sources, Bancorp intentionally let some of the time deposit portfolio run off during 2004.  The overall increase in average interest bearing liabilities in 2003 can also be attributed to interest bearing transaction deposits.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2004			Year 2003			Year 2002
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$14,604	$172	1.18%	$31,911	$354	1.11%	$25,248	$447	1.77%
Mortgage loans held for sale	4,137	213	5.15%	13,535	748	5.53%	10,882	662	6.08%
Securities
Taxable	113,440	4,003	3.53%	96,916	3,808	3.93%	87,992	3,882	4.41%
Tax-exempt	29,162	1,682	5.77%	26,777	1,671	6.24%	25,741	1,674	6.50%
Loans, net of unearned income	913,502	55,340	6.06%	853,299	54,271	6.36%	792,770	56,999	7.19%

Total earning assets	1,074,845	61,410	5.71%	1,022,438	60,852	5.95%	942,633	63,664	6.75%

Less allowance for loan losses	12,592			11,971			11,658

	1,062,253			1,010,467			930,975

Non-earning assets
Cash and due from banks	32,257			30,201			30,783
Premises and equipment	25,503			23,784			20,654
Accrued interest receivable and other assets	28,639			19,497			16,009

Total assets	$1,148,652			$1,083,949			$998,421

	Year 2004			Year 2003			Year 2002
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$269,120	$2,256	0.84%	$254,273	$2,234	0.88%	$206,737	$2,889	1.40%
Savings deposits	46,797	121	0.26%	41,657	70	0.17%	36,270	212	0.58%
Money market deposits	112,643	1,014	0.90%	108,029	626	0.58%	79,727	970	1.22%
Time deposits	312,848	9,595	3.07%	343,872	11,913	3.46%	385,375	15,564	4.04%
Securities sold under agreements to repurchase and federal funds purchased	76,173	917	1.20%	62,599	657	1.05%	55,158	874	1.58%
Other short-term borrowings	1,133	9	0.79%	1,051	8	0.76%	1,909	26	1.36%
FHLB advances	25,573	545	2.13%	—	—	—	—	—	—
Long-term debt	20,799	1,862	8.95%	20,829	1,864	8.95%	20,867	1,865	8.94%

Total interest bearing liabilities	865,086	16,319	1.89%	832,310	17,372	2.09%	786,043	22,400	2.85%

Non-interest bearing liabilities
Non-interest bearing demand deposits	155,005			140,239			121,074
Accrued interest payable and other liabilities	19,147			17,601			11,887

Total liabilities	1,039,238			990,150			919,004

Stockholders’ equity	109,414			93,799			79,417

Total liabilities and stockholders’ equity	$1,148,652			$1,083,949			$998,421

Net interest income		$45,091			$43,480			$41,264

Net interest spread			3.82%			3.86%			3.90%

Net interest margin			4.20%			4.25%			4.38%

Notes:

• Yields on municipal securities have been computed on a fully tax equivalent basis using the federal income tax rate of 35%.

• The approximate tax equivalent adjustments to interest income were $870,000, $732,000 and $684,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•Average balances for loans include the principal balance of non-accrual loans.

• Loan interest income includes loan fees and is computed on a fully tax equivalent basis using the federal income tax rate of 35%.

• Loan fees, net of deferrals, included in interest income amounted to $1,591,000, $1,484,000 and $1,275,000 in 2004, 2003 and 2002, respectively.

Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources and credit and liquidity considerations.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2004	2003	2002

Securities available for sale
U.S. Treasury and federal agency obligations	$70,536	$91,238	$90,144
Mortgage-backed securities	21,571	26,335	3,685
Obligations of states and political subdivisions	32,074	33,071	19,666
Other	5,209	5,047	4,884

	$129,390	$155,691	$118,379

Securities held to maturity
Mortgage-backed securities	$294	$618	$3,538
Obligations of states and political subdivisions	4,989	5,297	5,835

	$5,283	$5,915	$9,373

The maturity distribution and weighted average interest rates of debt securities at December 31, 2004, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and federal agencies	$1,024	6.07%	$55,478	3.54%	$14,034	4.44%	$—	—
Mortgage-backed securities	—	—	177	6.26%	16,149	4.19%	5,245	4.87%
Obligations of states and political subdivisions	1,122	4.02%	12,901	3.01%	14,708	4.25%	3,343	5.15%

	$2,146	5.00%	$68,556	3.45%	$44,891	4.29%	$8,588	4.98%

Securities held to maturity
Mortgage-backed securities	$—	—	$105	6.57%	$—	—	$189	6.46%
Obligations of states and political subdivisions	995	4.31%	3,994	4.41%	—	—	—	—

	$995	4.31%	$4,099	4.47%	$—	—	$189	6.46%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2004	2003	2002	2001	2000

Commercial and industrial	$215,755	$189,477	$175,002	$154,965	$138,629
Construction and development	82,261	53,506	34,910	55,944	51,505
Real estate mortgage	537,491	500,610	484,330	422,290	347,237
Consumer	149,334	142,560	124,331	144,242	127,263

	$984,841	$886,153	$818,573	$777,441	$664,634

Real estate mortgage loans are comprised primarily of owner occupied commercial properties, investment commercial properties and residential properties.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2004, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$79,356	$93,726	$42,673	$215,755
Construction and development	34,226	34,191	13,844	82,261

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$43,657	$50,069
Due after five years	9,209	33,464

	$52,866	$83,533

Nonperforming Loans and Assets

Information summarizing nonperforming assets, including nonaccrual loans follows:

	December 31
(Dollars in thousands)	2004	2003	2002	2001	2000

Nonaccrual loans	$4,944	$4,417	$4,840	$3,775	$602
Loans past due 90 days or more and still accruing	696	433	754	1,346	2,342

Nonperforming loans	$5,640	$4,850	$5,594	$5,121	$2,944

Foreclosed real estate	3,284	3,633	310	63	833
Other foreclosed property	113	—	88	—	—

Nonperforming assets	$9,037	$8,483	$5,992	$5,184	$3,777

Nonperforming loans as a percentage of total loans	0.57%	0.55%	0.68%	0.66%	0.44%
Nonperforming assets as a percentage of total assets	0.75%	0.76%	0.58%	0.55%	0.44%
Allowance for loan losses as a percentage of nonperforming loans	222%	243%	209%	214%	317%

Non-performing loans as a percentage of total loans increased approximately 2 basis points compared to the prior year.  Non-performing loans as a percentage of total loans were lower than the prior year end throughout first three quarters of 2004, but increased approximately $667,000 or 4 basis points during the fourth quarter.  The increase in the fourth quarter does not represent a decrease in loan quality across the loan portfolio in management’s opinion, but does represent several loan relationships, not one large borrower.  The overall level of nonperforming loans as a percentage of total loans at December 31, 2004 is consistent or lower than the level seen over the last three years.

The threshold at which loans are generally transferred to nonaccrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on nonaccrual loans for 2004 totaled $144,000.  Interest income that would have been recorded in 2004 if non accrual loans were on a current basis in accordance with their original terms was $257,000.

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. At December 31, 2004, these loans totaled approximately $5,234,000. These loans are monitored by management and considered in determining the level of the allowance for loan losses.  Management believes these loans do not present significant exposure to loss.

Nonperforming assets as a percentage of total assets decreased approximately 1 basis point from 2003 to 2004.  This decrease primarily relates to the reduction of foreclosed real estate.  Foreclosed real estate primarily consists of one former loan made up of a residential subdivision development that may require several years for full disposition due to the nature of the property.  Some costs were capitalized as lots were made ready for sale and partial dispositions of this real estate occurred during 2004 as lots were sold.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible; however, collection efforts continue and future recoveries may occur.

Bancorp’s lending policies and procedures center on controlling credit risk and include procedures to identify and measure this risk. These procedures begin with lenders assigning a risk rating to each of their credits, and this rating is confirmed in the loan approval process. Internal loan review, through a year-round process of examining individually significant obligor relationships as well as a sample of each lender’s portfolio, tests the reliability of these risk assessments. Additionally, a review of this process is an integral part of regulatory bank examinations.

Adversely rated credits are included on a loan watch list. This list also includes loans requiring closer monitoring due to borrower’s circumstances.  However, these loans have generally not reached a level of adversity which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan.  This could include any of the following:

•                  Delinquency of a scheduled loan payment,

•                  Deterioration in the borrower’s financial condition identified in a review of periodic financial statements,

•                  Decrease in the value of collateral securing the loan, or

•                  Change in the economic environment in which the borrower operates.

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared by the responsible loan officer every three months. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with the Board Loan Committee.

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

In determining the allowance and related provision for loan losses, three principal elements are considered:

•                  Specific allocations based upon probable losses identified during the ongoing review of the loan portfolio.

•                  Allocations for loans not reviewed are based principally on historical charge off information by loan type.

•                  Additional allowance allocations based on subjective factors.

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans. Loans are reviewed and, if necessary, assigned a loss allocation. These estimates are based primarily upon discounted collateral exposure, but other objective factors such as payment history and financial condition of the borrower or guarantor may be used as well.

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

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb probable inherent losses on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

	Years ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000

Average loans	$913,502	$853,299	$792,770	$721,576	$612,890

Balance of allowance for loan losses at beginning of year	$11,798	$11,705	$10,965	$9,331	$7,336
Loans charged off
Commercial and industrial	703	467	1,736	1,203	424
Construction and development	—	986	—	—	—
Real estate mortgage	583	690	602	327	536
Consumer	793	1,071	1,628	1,259	490

Total loans charged off	2,079	3,214	3,966	2,789	1,450

Recoveries of loans previously charged off
Commercial and industrial	236	115	37	32	508
Construction and development	—	—	—	—	—
Real estate mortgage	11	254	9	—	2
Consumer	465	388	160	171	95

Total recoveries	712	757	206	203	605

Net loans charged off	1,367	2,457	3,760	2,586	845
Additions to allowance charged to expense	2,090	2,550	4,500	4,220	2,840

Balance at end of year	$12,521	$11,798	$11,705	$10,965	$9,331

Ratio of net charge-offs during year to average loans	0.15%	0.29%	0.47%	0.36%	0.14%

The overall decrease in charge-offs during the year can be attributed primarily to the construction and development portfolio.  In 2003, a charge-off related to one large customer made up the vast majority of charge-offs in this category.  Additionally, part of the decrease in charge-offs related to the consumer portfolio and is a reflection of improved underwriting policies and increased scrutiny within the consumer loan portfolio.  The increase in recoveries over the last two years is primarily due to a change in procedure related to the consumer loan portfolio.  Loans are now charged off in full allowing for larger recoveries.  See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2004	2003	2002	2001	2000

Commercial and industrial	$4,366	$4,085	$4,550	$2,936	$2,334
Construction and development	687	1,887	572	1,066	2,285
Real estate mortgage	2,500	1,598	2,350	3,024	1,693
Consumer	2,011	1,571	1,607	1,779	1,686
Unallocated	2,957	2,657	2,626	2,160	1,333

	$12,521	$11,798	$11,705	$10,965	$9,331

The changes in the allocation of the allowance from year to year in various categories are influenced greatly by the level of net charge-offs in the respective categories and other factors including risk allocations tied to specific loans.  The decrease in the allocation for construction and development loans during 2004 was greatly influenced by the level of net charge-offs experienced during the year.  The changes in the allocations for the real estate mortgage and consumer loan portfolios in 2004 relate to increases in both allocations for specific loans or groups of loans and increases in overall qualitative allocations.

The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the allocated allowance.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.  The conditions evaluated in connection with the unallocated allowance may include factors such as economic conditions and forecasts, the adequacy of loan policies and internal controls, the experience of the lending staff, bank regulatory examination results, and changes in the composition of the portfolio.

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2004	2003	2002	2001	2000

Commercial and industrial	21.9%	21.4%	21.4%	19.6%	20.6%
Construction and development	8.3%	6.0%	4.3%	7.2%	7.7%
Real estate mortgage	54.6%	56.5%	59.1%	65.1%	62.8%
Consumer	15.2%	16.1%	15.2%	8.1%	8.9%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2004	2003	2002

Provision for loans losses to average loans	0.23%	0.30%	0.57%
Net charge-offs to average loans	0.15%	0.29%	0.47%
Allowance for loan losses to average loans	1.37%	1.38%	1.48%
Allowance for loan losses to year end loans	1.27%	1.33%	1.43%

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

	Years ended December 31
	2004		2003		2002
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$155,005	—	$140,239	—	$121,074	—
Interest bearing demand deposits	269,120	0.84%	254,273	0.88%	206,737	1.40%
Savings deposits	46,797	0.26%	41,657	0.17%	36,270	0.58%
Money market deposits	112,643	0.90%	108,029	0.58%	79,727	1.22%
Time deposits	312,848	3.07%	343,872	3.46%	385,375	4.04%

	$896,413		$888,070		$829,183

Maturities of time deposits of $100,000 or more outstanding at December 31, 2004, are summarized as follows:

(In thousands)	Amount

3 months or less	$14,213
Over 3 through 6 months	11,493
Over 6 through 12 months	22,987
Over 12 months	54,333

$103,026

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one to four days from the transaction date.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2004		2003		2002
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end balance	$72,084	1.42%	$66,102	0.95%	$52,659	1.27%
Average during year	70,593	1.18%	61,571	1.05%	53,491	1.57%
Maximum month end balance during year	85,395		71,748		56,988

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

Bancorp’s Asset/Liability Committee is primarily made up of senior management and has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of daily, weekly and monthly reports provided to management detail the following:  internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, and exposure to contingent draws on Bancorp’s liquidity.

The Bank has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, including consumer and commercial deposits are a principal source of funds. The majority of these deposits come from long-term customers and is a stable source of funds. The Bank has no brokered deposits, and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, federal funds purchased are an available source of liquidity.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB.  At December 31, 2004, the amount of available credit from the FHLB totaled $101 million.  Bancorp’s ability to borrow from the FHLB was reduced in the past year, as the Bank used some of its credit line for $30 million in fixed rate advances.  See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Additionally, the Bank has federal funds purchased lines with correspondent banks totaling $73 million.  Bancorp can also borrow from the Federal Reserve Bank of Saint Louis based upon its asset size.  Bancorp has in the past had a line of credit with a correspondent bank and management believes it has the ability to restore a line of credit with an outside bank at any time.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 15 to Bancorp’s consolidated financial statements, the Bank may pay up to $24,479,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

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

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2004 are as follows:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years

Unused loan commitments	$247,808	$104,018	$46,718	$52,841	$44,231
Standby letters of credit	13,774	6,771	6,904	98	1

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Bank also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  See Note 13, Note 10, Note 11 and Note 8 to Bancorp’s consolidated financial statements for further information on the defined benefit retirement plan, Federal Home Loan Bank advances, subordinated debentures and time deposits, respectively.  The required payments under such commitments at December 31, 2004 are as follows:

		Payments due by period
(In thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$11,111	$1,244	$2,433	$1,712	$5,724
Defined benefit retirement plan	5,172	90	348	348	4,386
Federal Home Loan Bank advances	30,000	10,000	20,000	—	—
Subordinated debentures	20,799	—	—	—	20,799
Time deposits	337,540	146,558	119,103	40,440	31,439

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except per share data)	2004	2003	Change

Stockholders’ equity	$116,647	$100,414	16.17%
Dividends per share	$0.390	$0.305	27.87%
Tier 1 risk-based capital	13.64%	13.46%	18	bp
Total risk-based capital	14.91%	14.74%	17	bp
Leverage ratio	11.34%	10.61%	73	bp

The increase in stockholders’ equity from 2003 to 2004 was primarily due to net income less the effect of dividends paid to shareholders.  Equity was also affected to a lesser extent by shares issued for options and employee benefit plans and the impact of changes in market value on the unrealized gain in the investment portfolio.

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

In November 1999, Bancorp announced a 400,000 share common stock buy back program representing approximately 3% of its common stock. The plan had no expiration date.  The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans.  At December 31, 2004, shares repurchased pursuant to this program totaled 235,142.  In February 2005, the Directors expanded this plan to allow for the repurchase of 550,000 shares in total between February 2005 and the expiration date of February 2006.

A component of equity is accumulated other comprehensive income which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $420,000 and $1,474,000 at December 31, 2004 and 2003, respectively. The $1,054,000 decrease in accumulated other comprehensive income is primarily a reflection of the effect of the interest rate environment on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2004	2003	2002

Return on average assets	1.65%	1.63%	1.57%
Return on average stockholders’ equity	17.28%	18.88%	19.71%
Dividend pay out ratio, based on basic EPS	28.47%	23.28%	22.32%
Average stockholders’ equity to average assets	9.53%	8.65%	7.95%

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

The only SPE that Bancorp has in place at December 31, 2004 is a limited purpose trust that issued trust preferred securities.  This limited purpose trust issued preferred securities to outside investors and used the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements and had no impact on stockholders’ equity or net income.

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and the measurement of an impairment loss.  Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Bancorp began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003.  The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.  Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 (revised) was generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 13 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

In December 2003, the Accounting Standards Executive Committee, (AcSEC) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (SOP 03-3) effective for loans acquired in fiscal years beginning after December 15, 2004.  The scope of SOP 03-3 applies to “problem” loans that have been acquired, either individually in a portfolio, or in an acquisition.  These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows.  SOP 03-3 updates Practice Bulletin (PB) No. 6, “Amortization of Discounts on Certain Acquired Loans,” for more recently issued literature, including FASB Statements No. 114, “Accounting by Creditors for Impairment of a Loan”; No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities”.  Additionally, it addresses FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires that discounts be recognized as an adjustment of yield over a loan’s life.

SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses.  For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration.  Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model.  This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales.  The adoption of SOP 03-3 in 2005 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In March of 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) which provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133.  SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value.  SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of SAB 105 did not have a material impact on Bancorp’s consolidated financial statements.

In December 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS No.

123R is effective on July 1, 2005 and must be fully implemented for any reporting periods following that date.  Bancorp is currently evaluating the effect of the adoption of SFAS No. 123R on a retrospective basis on its consolidated financial statements and does not expect the impact on net income to be materially different from the pro forma information provided in stock based compensation section of Note 1 to the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2004	2003

Assets
Cash and due from banks	$31,030	$31,911
Federal funds sold	517	2,165
Mortgage loans held for sale	5,528	3,157
Securities available for sale (amortized cost $128,239 in 2004 and $152,951 in 2003)	129,390	155,691
Securities held to maturity (approximate fair value $5,465 in 2004 and $6,244 in 2003)	5,283	5,915
Loans	984,841	886,153
Less allowance for loan losses	12,521	11,798
Net loans	972,320	874,355
Premises and equipment	26,266	24,785
Accrued interest receivable and other assets	41,681	20,542

Total assets	$1,212,015	$1,118,521

Liabilities
Deposits
Non-interest bearing	$159,342	$143,901
Interest bearing	790,741	737,965
Total deposits	950,083	881,866

Securities sold under agreements to repurchase and federal funds purchased	73,284	92,102
Other short-term borrowings	1,176	1,232
Accrued interest payable and other liabilities	20,026	22,078
Federal Home Loan Bank advances	30,000	—
Subordinated debentures	20,799	20,829

Total liabilities	1,095,368	1,018,107

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,948,981 in 2004 and 13,575,316 in 2003	7,373	6,128
Surplus	18,684	16,153
Retained earnings	90,170	76,659
Accumulated other comprehensive income	420	1,474

Total stockholders’ equity	116,647	100,414

Total liabilities and stockholders’ equity	$1,212,015	$1,118,521

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002

Interest income
Loans	$54,726	$54,025	$56,819
Federal funds sold	172	354	447
Mortgage loans held for sale	213	748	662
Securities
Taxable	4,003	3,808	3,882
Tax-exempt	1,426	1,185	1,170
Total interest income	60,540	60,120	62,980

Interest expense
Deposits	12,986	14,843	19,635
Securities sold under agreements to repurchase and federal funds purchased	917	657	874
Other short-term borrowings	9	8	26
Federal Home Loan Bank advances	545	—	—
Subordinated debentures	1,862	1,864	1,865
Total interest expense	16,319	17,372	22,400
Net interest income	44,221	42,748	40,580

Provision for loan losses	2,090	2,550	4,500

Net interest income after provision for loan losses	42,131	40,198	36,080

Non-interest income
Investment management and trust services	9,427	8,301	8,030
Service charges on deposit accounts	8,890	8,487	7,453
Bankcard transaction revenue	1,262	1,013	904
Gains on sales of mortgage loans held for sale	1,064	2,552	2,138
Gains on sales of securities available for sale	—	10	—
Brokerage commissions and fees	1,675	1,272	1,062
Other	2,358	2,863	1,934
Total non-interest income	24,676	24,498	21,521

Non-interest expenses
Salaries and employee benefits	21,652	21,624	19,232
Net occupancy expense	3,027	2,623	2,109
Data processing expense	3,419	3,372	3,095
Furniture and fixtures expense	1,178	1,062	892
State bank taxes	1,196	1,188	1,045
Other	8,621	8,756	8,100
Total non-interest expense	39,093	38,625	34,473

Income before income taxes	27,714	26,071	23,128
Income tax expense	8,802	8,362	7,478
Net income	$18,912	$17,709	$15,650

Net income per share, basic	$1.37	$1.31	$1.17
Net income per share, diluted	$1.33	$1.27	$1.12

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2004
	Common Stock				Accumulated Other
(In thousands, except per share data)	Number of Shares	Amount	Surplus	Retained Earnings	Comprehensive Income	Total

Balance December 31, 2001	13,345	$5,711	$14,404	$50,924	$645	$71,684

Net income	—	—	—	15,650	—	15,650
Change in other comprehensive income, net of tax	—	—	—	—	1,594	1,594
Shares issued for stock options exercised and employee benefit plans	126	209	1,082	—	—	1,291
Cash dividends, $0.26 per share	—	—	—	(3,493)	—	(3,493)
Shares repurchased	(38)	(62)	(597)		—	(659)

Balance December 31, 2002	13,433	5,858	14,889	63,081	2,239	86,067

Net income	—	—	—	17,709	—	17,709
Change in other comprehensive income, net of tax	—	—	—	—	(765)	(765)
Shares issued for stock options exercised and employee benefit plans	145	274	1,301	—	—	1,575
Cash dividends, $0.305 per share	—	—	—	(4,131)	—	(4,131)
Shares repurchased	(2)	(4)	(37)		—	(41)

Balance December 31, 2003	13,576	$6,128	$16,153	$76,659	$1,474	$100,414

Net income	—	—	—	18,912	—	18,912
Change in other comprehensive income, net of tax	—	—	—	—	(1,054)	(1,054)
Shares issued for stock options exercised and employee benefit plans	384	1,295	2,709	—	—	4,004
Cash dividends, $0.39 per share	—	—	—	(5,401)	—	(5,401)
Shares repurchased	(11)	(50)	(178)	—	—	(228)

Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2004	2003	2002

Net income	$18,912	$17,709	$15,650

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	(1,035)	(661)	1,579
Reclassification adjustment for gains included in net income	—	(7)	—
Minimum pension liability adjustment	(19)	(97)	15

Other comprehensive (loss) income	(1,054)	(765)	1,594

Comprehensive income	$17,858	$16,944	$17,244

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003	2002

Operating activities
Net income	$18,912	$17,709	$15,650
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for loan losses	2,090	2,550	4,500
Depreciation, amortization and accretion, net	3,168	2,921	2,224
Provision for deferred income taxes (benefit)	(130)	402	(43)
Gains on sales of securities available for sale	—	(10)	—
Gains on sales of mortgage loans held for sale	(1,064)	(2,552)	(2,138)
Loss on the disposal of premises and equipment	5	9	198
Loss (gain) on the sale of other real estate	204	233	(18)
Origination of mortgage loans held for sale	(95,937)	(238,155)	(183,718)
Proceeds from sales of mortgage loans held for sale	94,630	265,084	172,285
Income tax benefit of stock options exercised	794	370	327
Increase in accrued interest receivable and other assets	(2,460)	(9,626)	(1,779)
(Decrease) increase in accrued interest payable and other liabilities	(2,370)	4,560	5,996
Net cash provided by operating activities	17,842	43,495	13,484

Investing activities
Net decrease (increase) in federal funds sold	1,648	2,417	(4,364)
Purchases of securities available for sale	(91,872)	(146,867)	(186,716)
Proceeds from sales of securities available for sale	—	1,014	—
Proceeds from maturities of securities available for sale	116,480	107,340	148,111
Proceeds from maturities of securities held to maturity	631	3,467	4,555
Net increase in loans	(99,579)	(65,462)	(44,247)
Purchases of premises and equipment	(4,550)	(5,465)	(4,950)
Purchase of bank-owned life insurance	(20,000)	—	—
Proceeds from sales of other real estate	1,177	1,108	379
Net cash used in investing activities	(96,065)	(102,448)	(87,232)

Financing activities
Net increase in deposits	68,217	20,779	107,536
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(18,818)	39,443	(26,372)
Net (decrease) increase in other short-term borrowings	(56)	(1,425)	777
Repayments of subordinated debentures	(30)	(30)	(30)
Net proceeds from Federal Home Loan Bank advances	30,000	—	—
Issuance of common stock	3,210	1,205	964
Common stock repurchases	(228)	(41)	(659)
Cash dividends paid	(4,953)	(3,985)	(3,353)
Net cash provided by financing activities	77,342	55,946	78,863

Net (decrease) increase in cash and cash equivalents	(881)	(3,007)	5,115

Cash and cash equivalents at beginning of year	31,911	34,918	29,803

Cash and cash equivalents at end of year	$31,030	$31,911	$34,918

Supplemental cash flow information:
Income tax payments	$7,525	$7,700	$7,200
Cash paid for interest	16,215	17,522	22,484
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$476	$4,575	$645

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

The Bank is engaged in commercial and retail banking services and trust and investment management services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  A secondary market is Indianapolis, Indiana where the Bank has one full service banking office.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and amounts due from banks.

Securities

Securities intended to be held until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  For securities for which impairment is other than temporary, losses are reflected in operations and a new cost basis is established.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees. Loan fees, net of any costs, are deferred over the life of the related loan.  Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in a nonaccrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest received on nonaccrual loans is generally applied to principal. Nonaccrual loans are returned to accrual status once principal recovery is reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that adequately provides for probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various loan categories and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 39 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases, including renewals, or over the useful lives of the improvements, whichever is shorter.

Other Assets

Bancorp ceased the amortization of goodwill effective January 1, 2002 in accordance with generally accepted accounting principles.  The amount of goodwill impairment, if any, is measured and evaluated annually.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value and realized gains or losses are reflected in operations.  In certain situations, improvements to get assets ready for sale are capitalized if those costs increase the estimated fair value of the asset.

Bank-owned life insurance is carried at net realizable value less any applicable surrender charges.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available for sale investment securities, net of taxes, and minimum pension liability adjustments net of taxes.

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-four full service banking locations.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial and retail banking and investment management and trust.

Stock-Based Compensation

Bancorp measures compensation cost for stock-based compensation plans as the difference between the exercise price of the options granted and the fair market value of Bancorp’s stock at the grant date.  Bancorp discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

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

Bancorp’s as reported and pro forma information for the years ended December 31 follow:

(In thousands, except per share data)	2004	2003	2002
Net income, as reported	$18,912	$17,709	$15,650
Less: stock-based compensation expense determined under fair value method, net of tax	442	399	376
Pro forma net income	$18,470	$17,310	$15,274

Basic EPS:
As reported	$1.37	$1.31	$1.17
Pro forma	1.34	1.28	1.14
Diluted EPS:
As reported	1.33	1.27	1.12
Pro forma	1.30	1.24	1.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003	2002
Assumptions Used in Option Valuation
Dividend yield	1.70%	1.48%	1.52%
Expected volatility	16.72%	17.78%	17.15%
Risk free interest rate	4.12%	4.00%	5.31%
Expected life of options (in years)	7.0	7.0	7.0

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

The only SPE that Bancorp has in place at December 31, 2004 is a limited purpose trust that issued trust preferred securities.  These limited purpose trusts issue preferred securities to outside investors and use the proceeds of the issuance to purchase, from Bancorp, an equivalent amount of junior subordinated debentures having stated maturities.  The debentures are the only assets of the limited purpose trust.  When Bancorp makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures.  Prior to FIN 46R, Bancorp consolidated the limited purpose trust as a result of holding all the common equity of the limited purpose trust.  Under the requirements of FIN 46R, Bancorp must deconsolidate the limited purpose trust.  This has been reflected in Bancorp’s consolidated financial statements and had no impact on stockholders’ equity or net income.

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and the measurement of an impairment loss.  Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Bancorp began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003.  The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.  Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  SFAS No. 132 (revised) was generally effective for fiscal years ending after December 15, 2003.  Bancorp’s disclosures in Note 13 to the consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

In December 2003, the Accounting Standards Executive Committee, (AcSEC) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (SOP 03-3) effective for loans acquired in fiscal years beginning after December 15, 2004.  The scope of SOP 03-3 applies to “problem” loans that have been acquired, either individually in a portfolio, or in an acquisition.  These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows.  SOP 03-3 updates Practice

Bulletin (PB) No. 6, “Amortization of Discounts on Certain Acquired Loans,” for more recently issued literature, including FASB Statements No. 114, “Accounting by Creditors for Impairment of a Loan”; No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities”.  Additionally, it addresses FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires that discounts be recognized as an adjustment of yield over a loan’s life.

SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses.  For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration.  Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model.  This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales.  The adoption of SOP 03-3 in 2005 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In March of 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) which provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133.  SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value.  SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of SAB 105 did not have a material impact on Bancorp’s consolidated financial statements.

In December 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS No. 123R is effective on July 1, 2005 and must be fully implemented for any reporting periods following that date.  Bancorp is currently evaluating the effect of the adoption of SFAS No. 123R on a retrospective basis on its consolidated financial statements and does not expect the impact on net income to be materially different from the pro forma information provided in stock based compensation section of this note to the consolidated financial statements.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. At December 31, 2004, the amount of those required reserve balances was approximately $12,059,000.

(3) Securities

The amortized cost and approximate fair value of securities available for sale follow:

	Amortized	Unrealized		Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2004
U.S. Treasury and federal agencies	$70,613	$572	$649	$70,536
Mortgage-backed securities	21,568	164	161	21,571
Obligations of states and political subdivisions	30,963	1,214	103	32,074
Other	5,095	113	—	5,209

	$128,239	$2,063	$913	$129,390

December 31, 2003
U.S. Treasury and federal agencies	$90,273	$1,182	$217	$91,238
Mortgage-backed securities	26,102	335	102	26,335
Obligations of states and political subdivisions	31,611	1,540	80	33,071
Other	4,965	82	—	5,047

	$152,951	$3,139	$399	$155,691

Other securities include Federal Home Loan Bank stock of $3,226,000 at December 31, 2004 and $3,097,000 at December 31, 2003.  The balance of other securities at December 31, 2004 and 2003 consists of trust preferred securities of other bank holding companies.

The amortized cost and approximate fair value of securities held to maturity follow:

	Amortized	Unrealized		Approximate
(In thousands)	Cost	Gain	Losses	Fair Value

December 31, 2004
Mortgage-backed securities	$294	$9	$—	$303
Obligations of states and political subdivisions	4,989	173	—	5,162

	$5,283	$182	$—	$5,465

December 31, 2003
Mortgage-backed securities	$618	$21	$—	$639
Obligations of states and political subdivisions	5,297	313	5	5,605

	$5,915	$334	$5	$6,244

A summary of debt securities as of December 31, 2004 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$2,108	$2,146	$995	$1,003
Due after one year through five years	68,628	68,556	4,099	4,265
Due after five years through ten years	44,201	44,891	—	—
Due after ten years	8,207	8,588	189	197

	$123,144	$124,181	$5,283	$5,465

Securities with a carrying value of approximately $99,509,000 at December 31, 2004 and $97,225,000 at December 31, 2003 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2004 and 2003, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2004
U.S. Treasury and federal agencies	$26,638	$404	$11,771	$245	$38,409	$649
Mortgage-backed securities	8,137	35	7,291	126	15,428	161
Obligations of states and political subdivisions	2,712	15	5,494	88	8,206	103

Total temporarily impaired securities	$37,487	$454	$24,556	$459	$62,043	$913

December 31, 2003
U.S. Treasury and federal agencies	$12,828	$217	$—	$—	$12,828	$217
Mortgage-backed securities	8,829	102	—	—	8,829	102
Obligations of states and political subdivisions	5,796	82	525	3	6,321	85

Total temporarily impaired securities	$27,453	$401	$525	$3	$27,978	$404

Unrealized losses on Bancorp’s bond portfolio have not been recognized into income because the bonds are of high credit quality, management has the intent and the ability hold for the foreseeable future, and the decline in fair values is largely due to an increase in interest rates from the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  These investments consist of 47 separate investment positions as of December 31, 2004 and 25 separate investment positions as of December 31, 2003 that are not considered other-than-temporarily impaired.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2004	2003

Commercial and industrial	$215,755	$189,477
Construction and development	82,261	53,506
Real estate mortgage	537,491	500,610
Consumer	149,334	142,560

	$984,841	$886,153

The Bank’s credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s market areas, which encompasses Louisville, Kentucky and surrounding communities including southern Indiana along with Indianapolis, Indiana.

Information about impaired loans follows:

	December 31,
(In thousands)	2004	2003

Principal balance of impaired loans	$4,944	$4,417
Impaired loans with a valuation allowance	2,725	2,638
Amount of valuation allowance	812	895
Impaired loans with no valuation allowance	2,219	1,779
Average balance of impaired loans for year	4,241	4,362

Interest income on impaired loans (cash basis) was $144,000, $127,000 and $110,000 in 2004, 2003, and 2002, respectively.  Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $257,000, $285,000 and $669,000 in 2004, 2003 and 2002, respectively.

Nonperforming loans include the balance of impaired loans plus any loans over ninety days past due and still accruing interest.  Loans past due more than ninety days or more and still accruing interest amounted to $696,000 in 2004 and $433,000 in 2003.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers amounted to approximately $5,370,000 and $6,909,000 at December 31, 2004 and 2003, respectively. These loans were made on substantially the same terms, and interest rates and collateral, as those prevailing at the same time for other customers.  During 2004, new loans of $34,570,000 were made to officers and directors and affiliated companies and repayments amounted to $35,817,000.  An additional $292,000 reduction in loans to directors was due to other activity.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 follows:

	Years Ended December 31,
(In thousands)	2004	2003	2002

Balance at January 1	$11,798	$11,705	$10,965
Provision for loan losses	2,090	2,550	4,500
Loans charged off	2,079	3,214	3,966
Recoveries	712	757	206

Net loan charge-offs	1,367	2,457	3,760

Balance at December 31	$12,521	$11,798	$11,705

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2004	2003

Land	$3,576	$3,732
Buildings and improvements	20,338	18,587
Furniture and equipment	16,772	15,098
Construction in progress	155	212

	40,841	37,629

Accumulated depreciation and amortization	14,575	12,844

	$26,266	$24,785

Depreciation expense related to premises and equipment was $3,064,000 in 2004, $2,692,000 in 2003 and $2,152,000 in 2002.

(6) Accrued Interest Receivable and Other Assets

A summary of the major components of accrued interest receivable and other assets follows:

	December 31,
(In thousands)	2004	2003

Cash surrender value of life insurance	$23,060	$2,836
Other real estate owned and other foreclosed property	3,397	3,633
Accrued interest receivable	4,533	4,444
Net deferred tax asset	3,533	2,836
Goodwill	682	682
Other	6,476	6,111

	$41,681	$20,542

(7) Income Taxes

Income taxes consist of the following:

	Years Ended December 31,
(In thousands)	2004	2003	2002

Applicable to operations:
Current	$8,932	$7,960	$7,521
Deferred	(130)	402	(43)

Total applicable to operations	8,802	8,362	7,478

Charged (credited) to stockholders’ equity:
Unrealized gain on securities available for sale	556	327	824
Stock options exercised	(794)	(370)	(327)
Minimum pension liability adjustment	10	52	8

	$8,574	$8,371	$7,983

An analysis of the difference between the statutory and effective tax rates follows:

	Years Ended December 31,
	2004	2003	2002

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	-2.6%	-2.0%	-2.1%
Other, net	-0.6%	-0.9%	-0.6%

	31.8%	32.1%	32.3%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2004	2003

Deferred tax assets
Allowance for loan losses	$4,382	$4,129
Deferred compensation	1,020	978
Other	465	333

Total deferred tax assets	5,867	5,440

Deferred tax liabilities
Securities	900	1,406
Property and equipment	1,357	1,147
Other	77	51

Total deferred tax liabilities	2,334	2,604

Net deferred tax asset	$3,533	$2,836

No valuation allowance for deferred tax assets was recorded as of December 31, 2004 and 2003 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2004	2003

Interest bearing demand	$267,461	$271,041
Savings	44,540	41,962
Money market	141,200	103,909
Time deposits greater than $100,000	103,026	91,889
Other time deposits	234,514	229,164

	$790,741	$737,965

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,087,000, $3,483,000, and $4,712,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, the scheduled maturities of time deposits were as follows:

(In thousands)

2005	$146,558
2006	81,736
2007	37,367
2008	20,027
2009	20,413
Thereafter	31,439

$337,540

(9) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services.  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2004	2003

Average balance during the year	$70,593	$61,571
Average interest rate during the year	1.18%	1.05%
Maximum month-end balance during the year	$85,395	$71,748

(10) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to $101 million under terms to be established at the time of the advance.  Advances from the FHLB would be collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock.  The Bank has three fixed rate advances under this agreement totaling $30 million.  The Bank viewed the borrowings as a low cost alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates as of December 31, 2004:

(In thousands)	Advance	Rate
2005	$10,000	1.52%
2006	10,000	2.16%
2007	10,000	2.73%
2008	—	—
2009 and thereafter	—	—

	$30,000	2.14%

The Bank also has a standby letter of credit from the FHLB for $18 million outstanding at December 31, 2004.  Due to a change in Kentucky law, customer cash balances in Investment Management and Trust accounts, formerly invested in external mutual funds, may now be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

(11) Subordinated Debentures

The Bank had subordinated debentures outstanding amounting to $180,000 at December 31, 2004 and $210,000 at December 31, 2003.  Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2004, the rate on these debentures was 3.00%, while in 2003 the rate was 3.25%.  The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (the Securities) which mature on June 30, 2031.  However, prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  Proceeds from issuance of the securities, net of underwriting fees and offering expenses were $18.9 million.  The principal asset of the Trust is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture also bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all the common securities of the Trust.

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

Subject to certain circumstances, Bancorp may defer subordinated debenture interest payments, which could result in a deferral of distribution payments on the related Securities and, with certain exceptions, prevent Bancorp from declaring or paying cash distributions on Bancorp’s common stock or debt securities that rank pari passu or junior to the subordinated debenture.

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of December 31, 2004 and 2003 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

(12) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2004	2003	2002

Net income, basic and diluted	$18,912	$17,709	$15,650

Average shares outstanding for basic EPS calculation	13,797	13,481	13,385
Effect of dilutive securities	372	494	555

Average shares outstanding including dilutive securities	14,169	13,975	13,940

Net income per share, basic	$1.37	$1.31	$1.17

Net income per share, diluted	$1.33	$1.27	$1.12

(13) Employee Benefit Plans

The Bank has an employee stock ownership plan, a 401(k) profit sharing plan and a non-qualified deferred compensation plan. All plans are defined contribution plans.  The plans are available to all employees meeting certain eligibility requirements. Expenses of the plans for 2004, 2003, and 2002 were $1,047,000, $960,000, and $776,000, respectively. Contributions are made in accordance with the terms of the plans. As of December 31, 2004 and 2003, the employee stock ownership plan held 181,466 and 184,169, respectively, shares of Company stock.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Company uses a December 31 measurement date for this plan.  At December 31, 2004 and 2003, the accumulated benefit obligation for the plan was $2,133,000 and

$2,042,000, respectively.  A discount rate of 5.75% and 6.00% was used in 2004 and 2003, respectively in determining the actuarial present value of the projected benefit obligation.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	December 31,
(Dollars in thousands)	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	118	120
Expected return on plan assets	—	—
Amortization of prior service cost	—	6
Amortization of the net losses	33	32

Net periodic benefit cost	$151	$158

The following table sets forth the plan’s benefit obligations, the fair value of plan assets and funded status at December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003
Pension Benefits
Benefit obligation at December 31	$2,133	$2,042
Fair value of plan assets at December 31	—	—

Funded status	$(2,133)	$(2,042)

Accrued benefit cost recognized in the consolidated balance sheets	$1,629	$1,561

The following table sets forth additional information concerning Bancorp’s unfunded, non-qualified, defined benefit retirement plan as of December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003
Pension Benefits
Benefit cost	$151	$158
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	90	51

The benefits expected to be paid in each year from 2005 to 2009 are $90,000, $174,000, $174,000, $174,000 and $174,000, respectively.  The aggregate benefits expected to be paid beyond 2009 are $4,385,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2004.

There are no obligations for other post-retirement and post-employment benefits.

(14) Stock Options

In 1995, shareholders approved a stock incentive plan.  Under this plan there have been a total of 1,560,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors. As of December 31, 2004, 48,860 shares were available for future grant.  This plan expires in April 2005.  Options granted which do not vest immediately are subject to a vesting schedule of 20% per year.  All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.  Activity with respect to outstanding options follows:

(In thousands, except per share data)	Shares	Weighted average price per share

Outstanding at December 31, 2001	1,053	8.57
Granted	148	19.55
Exercised	(100)	4.99
Forfeited	(3)	15.16

Outstanding at December 31, 2002	1,098	10.36
Granted	142	21.15
Exercised	(110)	5.26
Forfeited	(4)	14.16

Outstanding at December 31, 2003	1,126	12.27
Granted	177	23.82
Exercised	(335)	6.56
Forfeited	(50)	17.52

Outstanding at December 31, 2004	918	$16.22

The weighted average fair values of options granted in 2004, 2003 and 2002 were $5.27, $5.00 and $5.24, respectively.

Options outstanding at December 31, 2004 were as follows:

(In thousands, except per share data) Option price per share	Expiration	Shares	Options exercisable

$3.625-4.188	2005	65	65
7.250	2007	34	34
10.250	2008	34	34
11.969-12.00	2009	54	54
10.125-10.50	2010	161	141
16.20-16.80	2011	136	103
19.05-19.55	2012	129	78
18.95-21.18	2013	129	62
21.26-23.95	2014	176	—

		918	571

(15) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2005, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $24,479,000.

(16) Commitments and Contingent Liabilities

As of December 31, 2004, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $261,582,000, including standby letters of credit of $13,774,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2004, no amounts have been accrued in the consolidated financial statements relating to these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.  Standby letters of credit generally have maturities of up to five years.

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $1,244,000 in 2005; $1,251,000 in 2006; $1,182,000 in 2007; $996,000 in 2008; $716,000 in 2009 and $5,723,000 in the aggregate thereafter.  Rent expense, net of sublease income, was $1,179,000 in 2004, $969,000 in 2003, and $673,000 in 2002.

Also, as of December 31, 2004, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(17) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$31,547	$31,547	$34,076	$34,076
Mortgage loans held for sale	5,528	5,529	3,157	3,161
Securities	134,673	134,855	161,606	161,935
Loans, net	972,320	986,623	874,355	891,056
Accrued interest receivable	4,533	4,533	4,444	4,444

Financial liabilities
Deposits	$950,083	$951,951	$881,866	$888,771
Short-term borrowings	74,460	74,460	93,334	93,334
Long-term borrowings	50,799	51,407	20,829	21,921
Accrued interest payable	360	360	256	256

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(207)	—	(174)

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

Long-term Borrowings

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

(18) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2004.

As of December 2004 and 2003, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier I ratio of at least 6%; and a leverage ratio of at least 5%. All banks are required to have a total capital ratio of at least 8%, a Tier I ratio of at least 4% and a leverage ratio of at least 3%.  There are no conditions or events since those notifications that management believes have changed the Bank’s categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2004 and 2003 follows:

	2004		2003
	Actual		Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$147,786	14.91%	$129,121	14.74%
Bank	135,748	13.79%	120,849	13.91%

Tier 1 risk-based capital (1)
Consolidated	135,217	13.64%	117,950	13.46%
Bank	123,260	12.52%	109,764	12.63%

Leverage (2)
Consolidated	135,217	11.34%	117,950	10.61%
Bank	123,260	10.38%	109,764	9.92%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

(19) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2004	2003

Assets
Cash on deposit with subsidiary bank	$2,270	$1,336
Investment in and receivable from subsidiaries	131,018	117,022
Securities available for sale (amortized cost of $1,250 in 2003 and 2002)	1,363	1,332
Other assets	5,233	4,650

Total assets	$139,884	$124,340

Liabilities and stockholders’ equity
Other liabilities	$2,618	$3,307
Subordinated debentures	20,619	20,619
Stockholders’ equity	116,647	100,414

Total liabilities and stockholders’ equity	$139,884	$124,340

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2004	2003	2002

Income - Dividends and interest from subsidiaries	$6,807	$8,099	$56
Income - Interest income from securities	101	103	28
Income - other	11	—	—
Expenses	2,252	2,157	2,104
Income (loss) before income taxes and equity in undistributed net income of subsidiary	4,667	6,045	(2,020)
Income tax benefit	730	700	707
Income (loss) before equity in undistributed net income of subsidiary	5,397	6,745	(1,313)
Equity in undistributed net income of subsidiary	13,515	10,964	16,963

Net income	$18,912	$17,709	$15,650

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2004	2003	2002

Operating activities
Net income	$18,912	$17,709	$15,650
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,515)	(10,964)	(16,963)
(Decrease) increase in receivable from subsidiaries	(1,553)	(1,910)	719
Income tax benefit of stock options exercised	794	370	327
Increase in other assets	(596)	(2,394)	(193)
(Decrease) increase in other liabilities	(1,137)	650	266

Net cash provided by (used in) operating activities	2,905	3,461	(194)

Investing activities
Purchases of securities available for sale	—	—	(1,250)
Increase in capital investment in subsidiaries	—	—	(800)

Net cash used in investing activities	—	—	(2,050)

Financing activities
Issuance of common stock	3,210	1,205	964
Common stock repurchases	(228)	(41)	(659)
Cash dividends paid	(4,953)	(3,985)	(3,353)

Net cash used in financing activities	(1,971)	(2,821)	(3,048)

Net increase (decrease) in cash	934	640	(5,292)

Cash at beginning of year	1,336	696	5,988

Cash at end of year	$2,270	$1,336	$696

(20) Segments

The Bank’s, and thus Bancorp’s principal activities include commercial and retail banking and investment management and trust. Commercial and retail banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management and custodian or trustee services.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity.  All tax exempt activity has been allocated to the commercial and retail banking segment.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.  Bancorp has goodwill of $682,000 related to the purchase of bank in southern Indiana in 1996.  This purchase facilitated Bancorp’s expansion in southern Indiana.  This goodwill has been assigned to the commercial and retail banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2004	2003	2002

Net interest income
Commercial and retail banking	$43,604	$41,717	$40,127
Investment management and trust	617	1,031	453

Total	$44,221	$42,748	$40,580

Non-interest income
Commercial and retail banking	$13,574	$14,925	$12,429
Investment management and trust	11,102	9,573	9,092

Total	$24,676	$24,498	$21,521

Non-interest expenses
Commercial and retail banking	$32,556	$32,686	$28,867
Investment management and trust	6,537	5,939	5,606

Total	$39,093	$38,625	$34,473

Net income
Commercial and retail banking	$15,544	$14,676	$13,022
Investment management and trust	3,368	3,033	2,628

Total	$18,912	$17,709	$15,650

(21) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2004 and 2003:

(In thousands, except per share data)	2004				2003
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$15,891	$15,121	$14,737	$14,791	$14,977	$15,109	$15,009	$15,025
Interest expense	4,589	4,193	3,696	3,841	4,057	4,179	4,484	4,652

Net interest income	11,302	10,928	11,041	10,950	10,920	10,930	10,525	10,373

Provision for loan losses	600	180	810	500	650	300	900	700

Net interest income after provision	10,702	10,748	10,231	10,450	10,270	10,630	9,625	9,673
Non-interest income	6,201	6,235	6,553	5,687	6,406	6,292	6,291	5,509
Non-interest expenses	9,761	9,702	10,032	9,598	10,221	9,523	9,802	9,079

Income before income taxes	7,142	7,281	6,752	6,539	6,455	7,399	6,114	6,103
Income tax expense	2,228	2,310	2,173	2,091	1,993	2,418	1,977	1,974

Net income	$4,914	$4,971	$4,579	$4,448	$4,462	$4,981	$4,137	$4,129

Basic earnings per share	$0.35	$0.36	$0.33	$0.33	$0.33	$0.37	$0.31	$0.31
Diluted earnings per share	0.35	0.35	0.32	0.32	0.32	0.36	0.30	0.30

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2004 and 2003 may not add to the year to date figure reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary (Bancorp) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Louisville, Kentucky

March 10, 2005

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements and other financial data were prepared by the management of S.Y. Bancorp, Inc. (Bancorp), which has the responsibility for the integrity of the information presented. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts that are the best estimates and judgments of management with consideration given to materiality.

Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that its established policies and procedures are carefully followed. Management believes that Bancorp’s system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles and to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Management also seeks to assure the objectivity and integrity of Bancorp’s financial data by the careful selection and training of qualified personnel, an internal audit function and organizational arrangements that provide an appropriate division of responsibility.

Bancorp’s independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which provides for consideration of Bancorp’s internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

The Board of Directors pursues its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically and privately with management, the internal auditors, and the independent auditors to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to Board of Directors, and ultimately has sole authority to appoint or replace the independent auditors.

/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2004, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2004 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of S.Y. Bancorp, Inc and subsidiary (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting.  Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chief Executive Officer and Chief Financial Officer, and affected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that:

1.               Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bancorp;

2.               Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Bancorp are being made only in accordance with authorizations of management and directors of Bancorp; and

3.               Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bancorp’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2004.  The report expresses unqualified opinions on management’s assessment and on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2004.

/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

S.Y. Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that S.Y. Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that S.Y. Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005, expressed an unqualified opinion and those consolidated financial statements.

Louisville, Kentucky

March 10, 2005

Item 9B. Other Information

None

Part III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 1. ELECTION OF DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks – Retired, Former Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico – Managing Director, Acordia of Kentucky;

Charles R. Edinger, III – Vice President, J. Edinger & Son. Inc.;

Stanley A. Gall, M.D. – Professor of Obstetrics and Gynecology, University of Louisville;

David P. Heintzman – Chairman, President and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde – Vice President and CFO, Baptist Healthcare System, Inc.;

Bruce P. Madison – President and CEO, Plumbers Supply Company, Inc.;

Nicholas X. Simon – President and CEO, Publishers Printing Company, LLC;

Norman Tasman – President, Tasman Industries and Tasman Hide Processing;

Robert L. Taylor – Professor of Management and Dean Emeritus, University of Louisville

Kathy C. Thompson – Senior Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

The board of directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives.  A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.   Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the headings, “EXECUTIVE COMPENSATION AND OTHER INFORMATION – REPORT ON EXECUTIVE COMPENSATION” and “CORPORATE GOVERNANCE AND RELATED MATTERS – BOARD OF DIRECTORS’ MEETINGS, COMMITTEES AND FEES” in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Information appearing under the headings “REPORT ON EXECUTIVE COMPENSATION” and “Shareholder Return Performance Graph” in the section entitled “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “Fees Billed to S.Y. Bancorp by KPMG LLP During Fiscal Year Ended December 31, 2004,” in Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.                      The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income - years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

3.5

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2003, of Bancorp is incorporated by reference herein.

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

10.6*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
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

10.10*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32	Certifications pursuant to 18 U.S.C. Section 1350.

* Indicates matters related to executive compensation.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp’s reasonable expenses in furnishing the exhibits.

(b)              Exhibits

The exhibits listed in response to Item 15(a) 3 are filed or furnished as a part of this report.

(c)                Financial Statement Schedules

 None

Where You Can Find More Information

Bancorp is subject to the informational requirements of the Securities Exchange Act of 1934 and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  Bancorp’s public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that web site is http://www.sec.gov.  In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our web site as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that web site is http://www.syb.com.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2005	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, President, Chief Executive Officer	March 14, 2005
David P. Heintzman	and Director (principal executive officer)

/s/ Nancy B. Davis	Executive Vice President, Secretary, Treasurer	March 14, 2005
Nancy B. Davis	and Chief Financial Officer (principal financial
and accounting officer)

/s/ David H. Brooks	Director	March 14, 2005
David H. Brooks

/s/ James E. Carrico	Director	March 14, 2005
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 14, 2005
Charles R. Edinger, III

/s/ Stanley A. Gall, M.D.	Director	March 14, 2005
Stanley A. Gall, M.D.

/s/ Carl G. Herde	Director	March 14, 2005
Carl G. Herde

/s/ Bruce P. Madison	Director	March 14, 2005
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 14, 2005
Nicholas X. Simon

/s/ Norman Tasman	Director	March 14, 2005
Norman Tasman

s/ Robert L. Taylor	Director	March 14, 2005
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 14, 2005
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

3.5

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2003, of Bancorp is incorporated by reference herein.

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

10.6*	S.Y. Bancorp, Inc. 1995 Stock Incentive Plan. Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
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

10.9*	Senior Executive Severance Agreement, as amended, executed in February, 1997 between Stock Yards Bank & Trust Company and Nancy B. Davis. Exhibit 10.11 to Annual Report

on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.10*	S.Y. Bancorp, Inc. Amended and Restated 1995 Stock Incentive Plan. Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32	Certifications pursuant to 18 U.S.C. Section 1350.

* Indicates matters related to executive compensation.