Form 10-Q
period 2005-03-31
S Y BANCORP INC
filed 2005-05-09
CIK 835324

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Common Stock, no par value –
13,906,890 shares issued and outstanding at May 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004

–	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

–	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2005

–	Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2005 and 2004

–	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$28,072	31,030
Federal funds sold	15,487	517
Mortgage loans held for sale	9,983	5,528
Securities available for sale (amortized cost of $153,783 in 2005 and $128,239 in 2004)	152,910	129,390
Securities held to maturity (approximate fair value of $4,928 in 2005 and $5,465 in 2004)	4,805	5,283
Loans	996,351	984,841
Less allowance for loan losses	12,580	12,521
Net loans	983,771	972,320

Premises and equipment, net	25,623	26,266
Accrued interest receivable and other assets	42,793	41,681

Total assets	$1,263,444	1,212,015

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$168,274	159,342
Interest bearing	834,711	790,741
Total deposits	1,002,985	950,083

Securities sold under agreements to repurchase and federal funds purchased	78,372	73,284
Other short-term borrowings	1,744	1,176
Accrued interest payable and other liabilities	23,197	20,026
Federal Home Loan Bank advances	20,000	30,000
Subordinated debentures	20,769	20,799
Total liabilities	1,147,067	1,095,368
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,905,250 and 13,948,981 shares issued and outstanding in 2005 and 2004, respectively	7,227	7,373
Surplus	16,633	18,684
Retained earnings	93,412	90,170
Accumulated other comprehensive income (loss)	(895)	420
Total stockholders’ equity	116,377	116,647

Total liabilities and stockholders’ equity	$1,263,444	1,212,015

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 31, 2005 and 2004
(In thousands, except share and per share data)

	2005	2004
Interest income:
Loans	$14,980	13,331
Federal funds sold	82	24
Mortgage loans held for sale	56	39
Securities - taxable	984	1,039
Securities - tax-exempt	347	358
Total interest income	16,449	14,791
Interest expense:
Deposits	4,303	3,111
Securities sold under agreements to repurchase and federal funds purchased	273	199
Other short-term borrowings	6	2
Federal Home Loan Bank advances	143	63
Subordinated debentures	465	466
Total interest expense	5,190	3,841
Net interest income	11,259	10,950
Provision for loan losses	225	500
Net interest income after provision for loan losses	11,034	10,450
Non-interest income:
Investment management and trust services	2,697	2,214
Service charges on deposit accounts	1,898	2,125
Bankcard transaction revenue	382	233
Gains on sales of mortgage loans held for sale	299	234
Brokerage commissions and fees	592	438
Other	627	443
Total non-interest income	6,495	5,687
Non-interest expenses:
Salaries and employee benefits	6,039	5,602
Net occupancy expense	850	706
Data processing expense	950	850
Furniture and equipment expense	299	270
State bank taxes	307	281
Other	2,162	1,889
Total non-interest expenses	10,607	9,598
Income before income taxes	6,922	6,539
Income tax expense	2,145	2,091

Net income	$4,777	4,448

Net income per share:
Basic	$0.34	0.33
Diluted	$0.34	0.32
Average common shares:
Basic	13,955,062	13,608,495
Diluted	14,204,446	14,110,731

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(In thousands)

	2005	2004
Operating activities:
Net income	$4,777	4,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	500
Depreciation, amortization and accretion, net	821	736
Gains on sales of mortgage loans held for sale	(299)	(234)
Origination of mortgage loans held for sale	(25,487)	(22,429)
Proceeds from sale of mortgage loans held for sale	21,331	20,097
Loss on the sale of other real estate	1	7
Income tax benefit of stock options exercised	195	268
(Increase) decrease in accrued interest receivable and other assets	(619)	36
Increase (decrease) in accrued interest payable and other liabilities	3,171	(1,895)
Net cash provided by operating activities	4,116	1,534
Investing activities:
Purchases of securities available for sale	(28,985)	(37,162)
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities of securities available for sale	3,427	38,825
Proceeds from maturities of securities held to maturity	480	335
Net increase in loans	(11,676)	(7,269)
Purchases of premises and equipment	(166)	(946)
Proceeds from sales of other real estate	215	128
Net cash used by investing activities	(36,705)	(6,089)
Financing activities:
Net increase in deposits	52,902	4,760
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	5,088	(21,765)
Net increase (decrease) in other short-term borrowings	568	(823)
Proceeds of Federal Home Loan Bank advances	—	30,000
Repayments of Federal Home Loan Bank advances	(10,000)	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options exercised, dividend reinvestment plan and employee benefit plans	344	1,720
Common stock repurchases	(2,736)	—
Cash dividends paid	(1,535)	(1,085)
Net cash provided by financing activities	44,601	12,777
Net increase in cash and cash equivalents	12,012	8,222
Cash and cash equivalents at beginning of period	31,547	34,076
Cash and cash equivalents at end of period	$43,559	42,298
Supplemental cash flow information:
Income tax payments	$—	—
Cash paid for interest	$5,124	3,770
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$—	162

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2005
(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Number of			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

Net income	—	—	—	4,777	—	4,777

Change in other comprehensive income (loss), net of tax	—	—	—	—	(1,315)	(1,315)

Shares issued for stock options exercised, dividend reinvestment plan and employee benefit plans	71	236	303	—	—	539

Cash dividends, $0.11 per share	—	—	—	(1,535)	—	(1,535)

Shares repurchased	(115)	(382)	(2,354)	—	—	(2,736)

Balance March 31, 2005	13,905	$7,227	$16,633	$93,412	$(895)	$116,377

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2005 and 2004
(In thousands)

	2005	2004

Net income	$4,777	4,448
Other comprehensive (loss) income, net of tax:
Change in unrealized holding (losses) gains on securities available for sale arising during the period, net of tax	(1,315)	644
Less reclassification adjustment for gains included in net income	—	—

Other comprehensive (loss) income	(1,315)	644

Comprehensive income	$3,462	5,092

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements (financial statements) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (Bank).  All significant intercompany transactions have been eliminated in consolidation. Bancorp also owns S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust that is a 100% owned finance subsidiary.  The Trust is not consolidated in the financial statements of Bancorp.  See note 4 to the financial statements below for more information on the Trust.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2004 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.

Interim results for the three month period ended March 31, 2005 are not necessarily indicative of the results for the entire year.

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

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by state agencies, could materially impact Bancorp’s financial position and its results from operations.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” Bancorp has continued to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” for all stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

No stock based compensation is reflected in net income because all options granted under the current stock incentive plan have an exercise price equal to the market price of Bancorp’s stock at the grant date.  Bancorp discloses pro forma net income and earnings per share in the notes to its financial statements as if compensation were measured at the date of grant based on the fair value of the award and recognized over the service period.

Bancorp’s as reported and pro forma earnings per share information for the three months ended March 31 follows:

	Three Months Ended March 31
(In thousands, except per share data)	2005	2004

Net income, as reported	$4,777	$4,448
Less: stock-based compensation expense determined under fair value method, net of tax	80	65
Pro forma net income	$4,679	$4,383

Basic EPS:
As reported	$0.34	$0.33
Pro forma	0.34	0.32
Diluted EPS:
As reported	0.34	0.32
Pro forma	0.33	0.31

	2005	2004
Assumptions Used Option Valuation

Dividend Yield	1.70%	1.48%
Expected volatility	16.72%	17.78%
Risk Free Interest Rate	4.05%	4.00%
Expected life of options (in years)	7.0	7.0

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows:

(In thousands)	2005	2004

Beginning balance	$12,521	11,798
Provision for loan losses	225	500
Loans charged off	(336)	(485)
Recoveries	170	271

Ending balance	$12,580	12,084

(3)           Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has borrowed $20,000,000 via two separate fixed rate, non-callable advances of $10,000,000.  The advances are due in February of 2006 and 2007, respectively, with a weighted average rate of 2.45%.  Interest payments are due monthly, with principal due at maturity.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of March 31, 2005 and December 31, 2004 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had subordinated debentures outstanding amounting to $150,000 at March 31, 2005 and $180,000 at December 31, 2004. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1.  For 2005, the rate on these debentures was 4.25% and for 2004 the rate was 3.00%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

(5)           Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has unamortized goodwill remaining from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial and retail banking segment of Bancorp.

(6)           Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three Months
	Ended March 31,
(Dollars in thousands)	2005	2004
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	2
Amortization of the net loss	8	8

Net periodic benefit cost	$38	40

(7)           Commitments to Extend Credit

As of March 31, 2005, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $212,758,000, including standby letters of credit of $14,997,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2005.  Commitments to extend credit were $261,582,000, including letters of credit of $13,774,000, as of December 31, 2004.  Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At March 31, 2005, no amounts have been accrued in the financial statements related to these instruments.

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

(8)           Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock has been issued as of March 31, 2005.

(9)           Net Income Per Share

The following table reflects, for the three month periods ended March 31, 2005 and 2004, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months
	Ended March 31,
	2005	2004

Net income, basic and diluted	$4,777	4,448

Average shares outstanding	13,955	13,608
Effect of dilutive securities	249	503

Average shares outstanding including dilutive securities	14,204	14,111

Net income per share, basic	$0.34	0.33
Net income per share, diluted	$0.34	0.32

(10)         Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial and retail banking and investment management and trust.  Commercial and retail banking provides a full range of loan and deposit products to individual consumers and businesses.  Investment management and trust provides wealth management services including brokerage, estate planning and administration, retirement plan management, and custodian or trustee services.

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

Selected financial information by business segment for the quarter ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31
(In thousands)	2005	2004

Net interest income:
Commercial and retail banking	$11,190	10,741
Investment management and trust	69	209

Total	$11,259	10,950

Non-interest income:
Commercial and retail banking	$3,206	3,035
Investment management and trust	3,289	2,652

Total	$6,495	5,687

Net income:
Commercial and retail banking	$3,813	3,753
Investment management and trust	964	695

Total	$4,777	4,448

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

S.Y. BANCORP, INC. AND SUBSIDIARY

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three month period ended March 31, 2005 and compares that period with the same period of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2005 compared to December 31, 2004.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview of 2005 through March 31

The first three months of 2005 proved the value of our Company’s diverse revenue stream.  As net interest margin fell during the quarter due to a flattening yield curve and increased competition, Bancorp was able to show solid growth in other areas such as investment management and trust, mortgage banking and brokerage services.  These factors helped Bancorp complete the first quarter of the year with net income exceeding the comparable period of 2004 by 7.40%.

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

Net interest income for the first quarter of 2005 increased 2.82% as compared to the prior year as growth in interest income outpaced that of interest expense.  Loan growth during the first quarter of 2005 was solid as loans grew 11.53% over the first quarter last year.  This helped interest income to increase 11.21% from the first quarter of 2004.  To help fund expected loan growth, Company management pursued several deposit promotions during the quarter, reducing net interest margin in the short term.  Ultimately, management’s strategy is to lock in lower cost funds in a rising interest rate environment.  These deposit promotions led to deposit balances which were 13.12% or approximately $116 million over the level from one year ago.  Growth in deposit volume along with higher interest rates on many accounts led to a 35.12% or $1.349 million increase in interest expense.

As compared to peers, Bancorp has a higher than average proportion of non-interest revenues which, in addition to net interest income, has helped to fuel net income growth. Total non-interest income grew 14.21% in the first three months of 2005 as compared to the same period of 2004, as increasing fees from investment management and trust services, brokerage services and mortgage banking drove the growth.

Results in the first quarter of 2005 were also positively affected by a lower provision for loan losses.  The provision for loan losses for the first quarter of 2005 and 2004 was $225,000 and $500,000, respectively.  Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considered data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of our loan portfolio and economic data.  Net charge-offs were very low for the quarter and were at the lowest quarterly level in over three years, comparing favorably relative to industry standards.  Non-performing loans were up $2.3 million from the first quarter of 2004, but the increase represented loans previously identified by Bancorp’s review process and, accordingly, were already included in allocations to the allowance for loan losses.  Taking into consideration all relevant data, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2005.

The following sections will provide more details on subjects presented in this overview.

(a)   Results Of Operations

Net income of $4,777,000 for the three months ended March 31, 2005 increased $329,000 or 7.40% from $4,448,000 for the comparable 2004 period.  Basic net income per share was $0.34 for the first quarter of 2005, an increase of 3.03% from the $0.33 for the same period in 2004.  Net income per share on a diluted basis was $0.34 for the first quarter of 2005 compared to $0.32 for the first quarter of 2004; a 6.25% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.57% and 16.41%, respectively, for the first quarter of 2005, compared to 1.61% and 17.26%, respectively, for the same period in 2004.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2005 and 2004 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	For the three months ended			For the three months ended
	March 31, 2005			March 31, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets
Federal funds sold	$12,747	$82	2.61%	$10,077	$24	0.96%
Mortgage loans held for sale	4,576	56	4.96%	2,739	39	5.73%
Securities
Taxable	99,903	984	3.99%	106,648	1,039	3.92%
Tax-exempt (4)	36,751	496	5.47%	38,538	512	5.34%
Loans, net of unearned income (4)	995,830	15,028	6.12%	889,672	13,392	6.05%

Total earning assets	1,149,807	16,646	5.87%	1,047,674	15,006	5.76%

Less allowance for loan losses	12,790			12,200

	1,137,017			1,035,474

Non-earning assets
Cash and due from banks	32,818			30,772
Premises and equipment	25,957			24,009
Accrued interest receivable and other assets	41,625			21,448

Total assets	$1,237,417			$1,111,703

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$254,039	$710	1.13%	$271,885	$517	0.76%
Savings deposits	45,385	39	0.35%	44,222	11	0.10%
Money market deposits	161,678	777	1.95%	104,273	116	0.45%
Time deposits	357,157	2,777	3.15%	308,917	2,467	3.21%
Securities sold under agreements to repurchase and federal funds purchased	73,112	273	1.51%	79,077	199	1.01%
Other short-term borrowings	1,010	6	2.41%	1,441	2	0.56%
Long-term debt	46,775	609	5.28%	32,998	529	6.45%

Total interest bearing liabilities	939,156	5,191	2.24%	842,813	3,841	1.83%

Non-interest bearing liabilities
Non-interest bearing demand deposits	159,448			145,183
Accrued interest payable and other liabilities	20,743			20,073

Total liabilities	1,119,347			1,008,069

Stockholders’ equity	118,070			103,634

Total liabilities and stockholders’ equity	$1,237,417			$1,111,703

Net interest income(1)		$11,455			$11,165

Net interest spread(2)			3.63%			3.93%

Net interest margin(3)			4.04%			4.29%

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

(4)   Interest income on a fully tax-equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax-equivalent basis using a federal income tax rate of 35%.  The approximate tax-equivalent adjustments to interest income were $197,000 and $215,000, respectively, for the three month periods ended March 31, 2005 and 2004.

Fully taxable-equivalent net interest income of $11,455,000 for the three months ended March 31, 2005 increased $290,000 or 2.60% from $11,165,000 when compared to the same period last year.  Net interest spread and net interest margin were 3.63% and 4.04%, respectively, for the first quarter of 2005 and 3.93% and 4.29%, respectively, for the first quarter of 2004.  Net interest margin and spread were down for the three month period ended March 31, 2005 when compared to the prior year.  Rising rates on interest earning assets have trailed increases in rates on interest bearing liabilities as short-term rates have risen more quickly than longer term rates.  Although management believes Bancorp is well positioned for a rising interest rate environment, continued flattening of the yield curve will have a negative effect on net interest margin.  Other factors such as competitive rate pressures or unforeseen changes in Bancorp’s funding mix, could also negatively effect net interest margin.  Based on management’s expectation of the interest rate environment for the rest of 2005, net interest margin is expected to stabilize during the next few quarters and rise slightly by the end of the year.

Average earning assets increased $102,133,000, or 9.75% to $1,149,807,000 for the first three months of 2005 compared to 2004, reflecting growth in the loan portfolio.  Average interest bearing liabilities increased $96,343,000 or 11.43% to $939,156,000 for the first three months of 2005 compared to 2004 primarily due to increases in money market deposits and certificates of deposit which were offset somewhat by a net decline in interest bearing demand deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2005 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net Interest Income Change

Increase 200bp	12.20%
Increase 100bp	6.08
Decrease 100bp	(6.08)
Decrease 200bp	(11.77)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review of individual loans, loss experience, current economic conditions, risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

Balance at the beginning of the period	$12,521	11,798
Provision for loan losses	225	500
Loan charge-offs, net of recoveries	(166)	(214)

Balance at the end of the period	$12,580	12,084

Average loans, net of unearned income	$995,830	889,672

Provision for loan losses to average loans (1)	0.02%	0.06%

Net loan charge-offs to average loans (1)	0.02%	0.02%

Allowance for loan losses to average loans	1.26%	1.36%
Allowance for loan losses to period-end loans	1.26%	1.35%

(1) Amounts not annualized

The provision for loan losses declined 55.00% during the first three months of 2005 as compared to the same period in 2004 in consideration of several factors, all of which estimate the level of inherent risk in the loan portfolio.  Net charge-offs were down 22.43% from the level one year ago and at their lowest level in over three years.  Non-performing loans increased 50.27% compared with the prior year, but the increase represented loans previously identified by Bancorp’s review process and, accordingly, already included in allocations to the allowance for loan losses.  Bancorp’s process of evaluating the inherent risk in the portfolio considers, among other things, past due information, historic losses and information about specific borrower situations.  Based on a review of all available information, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31
(In thousands)	2005	2004

Non-interest income:
Investment management and trust services	$2,697	2,214
Service charges on deposit accounts	1,898	2,125
Bankcard transaction revenue	382	233
Gains on sales of mortgage loans held for sale	299	234
Brokerage commissions and fees	592	438
Other	627	443

Total non-interest income	$6,495	5,687

Non-interest expenses:
Salaries and employee benefits	6,039	5,602
Net occupancy expense	850	706
Data processing expense	950	850
Furniture and equipment expense	299	270
State bank taxes	307	281
Other	2,162	1,889

Total non-interest expenses	$10,607	9,598

Total non-interest income increased $808,000 or 14.21% for the first quarter of 2005 compared to the same period in 2004.

Investment management and trust services income increased $483,000 or 21.82% in the first quarter of 2005, as compared to the same period in 2004.  The trust company continues to add new and profitable relationships and the addition of new accounts continues to help grow assets under management.  Trust assets under management at March 31, 2005 were $1.37 billion, compared to $1.34 billion at December 31, 2004 and $1.25 billion at March 31, 2004.  Trust assets are expressed in terms of market value.  In addition to adding new accounts, assets under management are affected directly by the performance of the equity and bond markets.

Service charges on deposit accounts decreased $227,000 or 10.68% in the first quarter of 2005 as compared to the same period in 2004.  Several factors contributed to the decline in service charges, including lower activity levels during the quarter, the impact of free business checking and the impact of higher interest rates on commercial analysis accounts.  Higher interest rates generate larger earnings credits which serve to offset service charge revenues.  Management is exploring several opportunities to improve the results in this area.

Bankcard transaction revenue increased $149,000 or 63.95% in the first quarter of 2005 compared to the same period in 2004.  Results in 2005 compared favorably to 2004 as both transaction volume and interchange rates have increased.  Additionally, the Bank began offering business debit cards in early 2004, and that volume has increased significantly generating more fee income.  This source of revenue should continue to increase as more and more customers utilize this convenient payment source.

Gains on sales of mortgage loans were $299,000 in the first quarter of 2005 and $234,000 in 2004.  This represents an increase of 27.78%.  A strong sales effort and resulting increases in volume provided a welcomed lift to the mortgage company as results improved significantly over a rough quarter in 2004.

Brokerage commissions and fees increased $154,000 or 35.16% in the first quarter of 2005 as compared to the same period in 2004.  The brokerage department has continued its strong sales momentum from 2004 and hopes to build on that in 2005.  Bancorp continues to be excited about offering a full compliment of financial services to its customer base and feels brokerage services are a key component of that strategy.

Other non-interest income increased $184,000 or 41.53% in the first quarter of 2005 as compared to 2004.  The primary reason for the increase was the Bank’s purchase of $20 million in bank-owned life insurance during the third quarter of 2004.  Income related to bank-owned life insurance was $220,000 for the first quarter of 2005.  Offsetting factors, though not as significant, were declines in check cashing and title service fees.

Total non-interest expenses increased $1,009,000 or 10.51% for the first quarter of 2005 as compared to the same period in 2004.  Salaries and employee benefits increased $437,000, or 7.80%, for the first quarter of 2005 compared to 2004.  The increase in the first quarter came from regular salary increases, and new employees added to support the Bank’s growth. The Bank had 418 full time equivalent employees as of March 31, 2005 and 392 full time equivalents as of March 31, 2004.  Net occupancy expense increased $144,000 or 20.40% in the first quarter of 2005 as compared to 2004.  The increases are largely a result of opening new branch facilities, including three new branches since the first quarter of 2004.  Data processing expense increased $100,000 or 11.76% for the first quarter of 2005 compared to 2004 primarily as a result of investments in upgraded equipment as Bancorp continues to improve its infrastructure in support of current and anticipated growth.   Furniture and equipment expense increased $29,000 or 10.74% for the first quarter of 2005 compared to 2004.  This increase is consistent with the increase in net occupancy expense and is primarily a result of the expansion in the number of banking facilities.  State bank taxes were up $26,000 or 9.25% for the first quarter of 2005 compared to 2004.  State bank taxes are primarily based on capital levels and increase as capital levels increase.  Other non-interest expenses increased $273,000 or 14.45% in the first quarter of 2005 as compared to 2004.  The increase in other non-interest expenses for the first quarter is primarily related to a variety of factors including increased operating expenses related to marketing and advertising, expenses related to loan collection of efforts and losses on fraudulent activity.

Income Taxes

Bancorp had income tax expense of $2,145,000 for the first three months of 2005, compared to $2,091,000 for the same period in 2004.  The effective rate for each three month period was 30.98% in 2005 and 31.98% in 2004.  The decline in the effective tax rate for 2005 primarily relates to tax-exempt income from Bancorp’s bank-owned life insurance policies.

(b)   Financial Condition

Balance Sheet

Total assets increased $51,429,000 or 4.24% from $1.212 billion on December 31, 2004 to $1.263 billion on March 31, 2005.  Average assets for the first three months of 2005 were $1.237 billion.  Total liabilities increased $51,699,000 or 4.72% from $1.095 billion on December 31, 2004 to $1.147 billion on March 31, 2005.  Average liabilities for the first three months of 2005 were $1.119 billion.

Since year end, loans have increased approximately $11,510,000 and securities have grown by $23,042,000.  This growth was funded primarily through growth in deposits which were up $52,902,000.  Growth in deposits was driven by several deposit promotions during the quarter as management raised what it believes will be relatively low-cost deposits over the long-term.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $6,142,000 and loans past due over 90 days and still accruing of $748,000, totaled $6,890,000 at March 31, 2005.  Non-performing loans were $5,640,000 at December 31, 2004. This represents 0.69% of total loans at March 31, 2005 compared to 0.57% at December 31, 2004.  This increase is largely the result of long court processes necessary to resolve past due loan status.  The ratio of allowance for loan losses to non-performing loans was 182.6% at March 31, 2005 and 222.0% at December 31, 2004.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $10,040,000 at March 31, 2005 and $9,037,000 at December 31, 2004.  This represents 0.79% of total assets at March 31, 2005 compared to 0.75% at December 31, 2004 and a 22.16% increase in non-performing loans and an 11.10% increase in non-performing assets in the first quarter.

Many of the loans added to non-accrual status during the first quarter were previously included in Bancorp’s watchlist and therefore were considered in the allocation analysis of the allowance for loan losses prior to the first quarter of 2005.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At March 31, 2005, the Bank may pay up to $28,060,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first three months of 2005 the Bank paid dividends to Bancorp totaling $1,535,000.

(d)   Capital Resources

At March 31, 2005, stockholders’ equity totaled $116,377,000, a decrease of $270,000 since December 31, 2004.  Accumulated other comprehensive income (loss) which for Bancorp consists of net unrealized gains (losses) on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was a loss of $895,000 at March 31, 2005 and a gain of $420,000 at December 31, 2004.  The change since year end is attributed soley to securities available for sale and a reflection of the effect of rising interest rates on the valuation of the Bank’s portfolio of securities available for sale.  Also reducing stockholders’ equity was the repurchase of shares under Bancorp’s repurchase plan during the quarter.  Please see the statement of changes in stockholders’ equity for more detail.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of March 31:

	March 31,
	2005		2004
	Amount	Ratio	Amount	Ratio

Tier 1 capital	$136,262	13.59%	$123,341	13.92%
For capital adequacy purposes	40,101	4.00%	35,434	4.00%
To be well capitalized	60,151	6.00%	53,152	6.00%

Total risk adjusted capital	$148,944	14.86%	$134,607	15.20%
For capital adequacy purposes	80,201	8.00%	70,869	8.00%
To be well capitalized	100,252	10.00%	88,586	10.00%

Leverage ratio (tier 1 capital)	$136,262	11.00%	$123,341	11.10%
For capital adequacy purposes	37,143	3.00%	33,332	3.00%
To be well capitalized	61,905	5.00%	55,554	5.00%

All ratios exceed the minimum required by regulators to be well capitalized.  To be categorized as well capitalized, Bancorp must maintain a Tier 1 ratio of at least 6%; a total risk-based capital ratio of at least 10%; and a leverage ratio of at least 5%.

(e)   Recently Issued Accounting Pronouncements

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

SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses.  For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration.  Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model.   This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales.  The adoption of SOP 03-3 in 2005 did not have a material impact on Bancorp’s consolidated financial statements.

In December 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS No. 123R was originally effective on July 1, 2005, but the Securities and Exchange Commission (SEC) delayed the effective date to the first interim period in the first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for Bancorp.  Bancorp is currently evaluating the effect of the adoption of SFAS No. 123R on a retrospective basis on its consolidated financial statements and does not expect the impact on net income to be materially different from the pro forma information provided in stock based compensation section of Footnote (1) to the financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin 107, which provided the SEC’s views on the implementation of SFAS No. 123R and their views regarding the valuation of share-based payment arrangements for public companies.  SAB 107 also lays out the SEC’s positions regarding the interaction between SFAS No. 123R and certain SEC rules and regulations.  As previously mentioned, Bancorp is currently evaluating the effect of the adoption of SFAS No. 123R.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and report this information within the time periods specified in the rules and forms of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures as of the end of the quarterly period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended March 31, 2005 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2005.

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares Purchased	Paid Per Share	Publicly Announced Plan	Purchased Under the Plan

Jan 1 - Jan 31	24,700	$24.09	24,700	140,158
Feb 1 - Feb 28	37,100	24.06	37,100	536,300
Mar 1 - Mar 31	53,064	23.52	53,064	483,236

Total	114,864	$23.82	114,864	483,236

The board of directors of S.Y. Bancorp, Inc. approved a 400,000 share buyback plan in 1999.  The plan had no expiration date.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 550,000 shares between February 2005 and February 2006.

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

S.Y. BANCORP, INC.

Date:	May 9, 2005	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman,
President & Chief Executive Officer

Date:	May 9, 2005	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer