Form 10-Q
period 2005-06-30
S Y BANCORP INC
filed 2005-08-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission file number  0-17262

S. Y. BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1040 East Main Street, Louisville, Kentucky, 40206

(Address of principal executive offices, zip code)

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

Common Stock, no par value – 13,894,218

shares issued and outstanding at August 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets June 30, 2005 and December 31, 2004

–	Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2005 and 2004

–	Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2005 and 2004

–	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2005

–	Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2005 and 2004

–	Unaudited Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2005 and 2004

–	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$37,197	31,030
Federal funds sold	252	517
Mortgage loans held for sale	6,772	5,528
Securities available for sale (amortized cost of $147,117 in 2005 and $128,239 in 2004)	147,942	129,390
Securities held to maturity (approximate fair value of $4,573 in 2005 and $5,465 in 2004)	4,460	5,283
Loans	1,010,547	984,841
Less allowance for loan losses	12,338	12,521
Net loans	998,209	972,320

Premises and equipment, net	26,194	26,266
Accrued interest receivable and other assets	44,629	41,681

Total assets	$1,265,655	1,212,015

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$166,985	159,342
Interest bearing	828,483	790,741
Total deposits	995,468	950,083

Securities sold under agreements to repurchase and federal funds purchased	82,214	73,284
Other short-term borrowings	1,700	1,176
Accrued interest payable and other liabilities	24,455	20,026
Federal Home Loan Bank advances	20,000	30,000
Subordinated debentures	20,769	20,799
Total liabilities	1,144,606	1,095,368
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,888,910 and 13,948,981 shares issued and outstanding in 2005 and 2004, respectively	7,173	7,373
Surplus	16,294	18,684
Retained earnings	97,374	90,170
Accumulated other comprehensive income	208	420
Total stockholders’ equity	121,049	116,647

Total liabilities and stockholders’ equity	$1,265,655	1,212,015

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended June 30, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
Interest income:
Loans	$15,980	13,261
Federal funds sold	145	44
Mortgage loans held for sale	95	70
Securities - taxable	1,067	1,004
Securities - tax-exempt	344	358
Total interest income	17,631	14,737
Interest expense:
Deposits	4,557	2,898
Securities sold under agreements to repurchase and federal funds purchased	335	171
Other short-term borrowings	10	2
Federal Home Loan Bank advances	122	160
Subordinated debentures	466	465
Total interest expense	5,490	3,696
Net interest income	12,141	11,041
Provision for loan losses	—	810
Net interest income after provision for loan losses	12,141	10,231
Non-interest income:
Investment management and trust services	2,750	2,442
Service charges on deposit accounts	2,151	2,313
Bankcard transaction revenue	424	325
Gains on sales of mortgage loans held for sale	357	376
Brokerage commissions and fees	449	472
Other	740	625
Total non-interest income	6,871	6,553
Non-interest expenses:
Salaries and employee benefits	6,263	5,765
Net occupancy expense	816	681
Data processing expense	888	825
Furniture and equipment expense	306	288
State bank taxes	329	296
Other	2,486	2,177
Total non-interest expenses	11,088	10,032
Income before income taxes	7,924	6,752
Income tax expense	2,432	2,173

Net income	$5,492	4,579

Net income per share:
Basic	$0.40	0.33
Diluted	$0.39	0.32
Average common shares:
Basic	13,900,405	13,726,096
Diluted	14,102,979	14,156,090

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the six months ended June 30, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
Interest income:
Loans	$30,960	26,592
Federal funds sold	227	68
Mortgage loans held for sale	151	109
Securities - taxable	2,051	2,043
Securities - tax-exempt	691	716
Total interest income	34,080	29,528
Interest expense:
Deposits	8,860	6,009
Securities sold under agreements to repurchase and federal funds purchased	608	370
Other short-term borrowings	16	4
Federal Home Loan Bank advances	265	223
Subordinated debentures	931	931
Total interest expense	10,680	7,537
Net interest income	23,400	21,991
Provision for loan losses	225	1,310
Net interest income after provision for loan losses	23,175	20,681
Non-interest income:
Investment management and trust services	5,447	4,656
Service charges on deposit accounts	4,049	4,438
Bankcard transaction revenue	806	558
Gains on sales of mortgage loans held for sale	656	610
Brokerage commissions and fees	1,041	910
Other	1,367	1,068
Total non-interest income	13,366	12,240
Non-interest expenses:
Salaries and employee benefits	12,302	11,367
Net occupancy expense	1,666	1,387
Data processing expense	1,838	1,675
Furniture and equipment expense	605	558
State bank taxes	636	577
Other	4,648	4,066
Total non-interest expenses	21,695	19,630
Income before income taxes	14,846	13,291
Income tax expense	4,577	4,264

Net income	$10,269	9,027

Net income per share:
Basic	$0.74	0.66
Diluted	$0.73	0.64
Average common shares:
Basic	13,927,582	13,667,031
Diluted	14,153,432	14,133,410

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(In thousands)

	2005	2004
Operating activities:
Net income	$10,269	9,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	1,310
Depreciation, amortization and accretion, net	1,646	1,311
Gains on sales of mortgage loans held for sale	(656)	(610)
Origination of mortgage loans held for sale	(54,972)	(52,771)
Proceeds from sale of mortgage loans held for sale	54,384	53,416
Loss on the sale of other real estate	1	23
Income tax benefit of stock options exercised	215	349
Decrease in accrued interest receivable and other assets	(2,628)	(852)
Increase (decrease) in accrued interest payable and other liabilities	4,424	(5,252)
Net cash provided by operating activities	12,908	5,951
Investing activities:
Purchases of securities available for sale	(49,062)	(62,302)
Proceeds from maturities of securities available for sale	30,153	63,113
Proceeds from maturities of securities held to maturity	826	411
Net increase in loans	(26,919)	(11,749)
Purchases of premises and equipment	(1,547)	(2,276)
Proceeds from sales of other real estate	599	593
Net cash used by investing activities	(45,950)	(12,210)
Financing activities:
Net increase (decrease) in deposits	45,385	(14,812)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	8,930	(6,332)
Net increase (decrease) in other short-term borrowings	524	(923)
Proceeds of Federal Home Loan Bank advances	—	30,000
Repayments of Federal Home Loan Bank advances	(10,000)	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	428	2,216
Common stock repurchases	(3,233)	(228)
Cash dividends paid	(3,060)	(2,184)
Net cash provided by financing activities	38,944	7,707
Net increase in cash and cash equivalents	5,902	1,448
Cash and cash equivalents at beginning of period	31,547	34,076
Cash and cash equivalents at end of period	$37,449	35,524
Supplemental cash flow information:
Income tax payments	$4,425	3,870
Cash paid for interest	$10,660	7,461
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$805	$638

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2005

(In thousands, except share and per share data)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Number of Shares	Amount

Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

Net income	—	—	—	10,269	—	10,269

Change in other comprehensive income (loss), net of tax	—	—	—	—	(212)	(212)

Shares issued for stock options exercised and employee benefit plans	77	257	386	—	—	643

Cash dividends, $0.22 per share	—	—	—	(3,065)	—	(3,065)

Shares repurchased	(137)	(457)	(2,776)	—	—	(3,233)

Balance June 30, 2005	13,889	$7,173	$16,294	$97,374	$208	$121,049

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended June 30, 2005 and 2004

(In thousands)

	2005	2004

Net income	$5,492	4,579
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,103	(2,945)

Other comprehensive income (loss)	1,103	(2,945)

Comprehensive income	$6,595	1,634

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the six months ended June 30, 2005 and 2004

(In thousands)

	2005	2004

Net income	$10,269	9,027
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	(212)	(2,301)

Other comprehensive loss	(212)	(2,301)

Comprehensive income	$10,057	6,726

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

Interim results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the entire year.

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

Bancorp’s as reported and pro forma earnings per share information for the three months ended June 30 follows:

		Three Months Ended June 30
(In thousands, except per share data)		2005	2004

Net income, as reported		$5,492	$4,579
Less:	stock-based compensation expense determined under fair value method, net of tax	80	67
Pro forma net income		$5,412	$4,512

Basic EPS:
As reported		$0.40	$0.33
Pro forma		0.39	0.33
Diluted EPS:
As reported		0.39	0.32
Pro forma		0.38	0.32

Bancorp’s as reported and pro forma earnings per share information for the six months ended June 30 follows:

		Six Months Ended June 30
(In thousands, except per share data)		2005	2004

Net income, as reported		$10,269	$9,027
Less:	stock-based compensation expense determined under fair value method, net of tax
		160	132
Pro forma net income		$10,109	$8,895

Basic EPS:
As reported		$0.74	$0.66
Pro forma		0.73	0.65
Diluted EPS:
As reported		0.73	0.64
Pro forma		0.71	0.63

	2005	2004
Assumptions Used in Option Valuation
Dividend yield	1.56%	1.59%
Expected volatility	16.60%	17.25%
Risk free interest rate	4.13%	4.25%
Expected life of options (in years)	7.0	7.0

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows:

(In thousands)	2005	2004

Beginning balance	$12,521	11,798
Provision for loan losses	225	1,310
Loans charged off	(772)	(926)
Recoveries	364	424

Ending balance	$12,338	12,606

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

(4)           Subordinated Debentures

On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (Securities) which will mature on June 30, 2031, but prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  The principal asset of the Trust I is a $20.0 million subordinated debenture of Bancorp.  The subordinated debenture bears interest at the rate of 9.00% and matures June 30, 2031, subject to prior redemption under certain circumstances.  Bancorp owns all of the common securities of the Trust.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation.  Under FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp.  Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of June 30, 2005 and December 31, 2004 was $20,619,000.  In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had subordinated debentures outstanding amounting to $150,000 at June 30, 2005 and $180,000 at December 31, 2004. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1.  For 2005, the rate on these debentures was 4.25% and for 2004 the rate was 3.00%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

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

(6)           Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	1
Amortization of the net (gain) loss	8	8

Net periodic benefit cost	$38	$39

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	60	60
Expected return on plan assets	—	—
Amortization of prior service cost	—	3
Amortization of the net (gain) loss	16	16

Net periodic benefit cost	$76	$79

(7)           Commitments to Extend Credit

As of June 30, 2005, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $293,538,000, including standby letters of credit of $12,654,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2005.  Commitments to extend credit were $274,039,000, including letters of credit of $13,774,000, as of December 31, 2004.  Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At June 30, 2005, no amounts have been accrued in the financial statements related to these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are primarily made up of commercial lines of credit, construction and development loans and home equity credit lines.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and other real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

(8)           Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of June 30, 2005.

(9)           Net Income Per Share

The following table reflects, for the three and six month periods ended June 30, 2005 and 2004, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income, basic and diluted	$5,492	4,579	$10,269	9,027

Average shares outstanding	13,900	13,726	13,928	13,667
Effect of dilutive securities	203	430	225	466

Average shares outstanding including dilutive securities	14,103	14,156	14,153	14,133

Net income per share, basic	$0.40	0.33	$0.74	0.66
Net income per share, diluted	$0.39	0.32	$0.73	0.64

(10)         Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial and retail banking and investment management and trust.  Commercial and retail banking provides a full range of loan and deposit products to individual consumers and businesses.  Commercial and retail banking also includes the Bank’s mortgage banking and brokerage activity.  Investment management and trust provides wealth management services including estate administration, retirement plan management, and custodian or trustee services.

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

Prior to June 30, 2005, results from the Bank’s brokerage department were included in investment management and trust.  In the current period and future periods, brokerage results will be included in the commercial and retail banking segment.  Brokerage services are primarily directed toward the Bank’s retail customers and the management structure of the brokerage department reports through the commercial and retail banking segment.  Prior periods presented have been amended to be consistent with this change.

Selected financial information by business segment for the quarter and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004

Net interest income:
Commercial and retail banking	$11,933	10,862	23,030	21,603
Investment management and trust	208	179	370	388

Total	$12,141	11,041	23,400	21,991

Non-interest income:
Commercial and retail banking	$4,121	4,111	7,919	7,584
Investment management and trust	2,750	2,442	5,447	4,656

Total	$6,871	6,553	13,366	12,240

Net income:
Commercial and retail banking	$4,585	3,675	8,458	7,470
Investment management and trust	907	904	1,811	1,557

Total	$5,492	4,579	10,269	9,027

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company for the three and six month periods ended June 30, 2005 and compares those periods with the same periods of the previous year.  Unless otherwise indicated, all references in this discussion to the “Bank” include Bancorp.  In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2005 compared to December 31, 2004.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview of 2005 through June 30

The first six months of 2005 were highlighted by higher earnings as a result of moderate loan growth combined with improved credit quality and strong growth in investment management and trust fees.  As a result of the improvement in credit quality, Bancorp made no provision for loan losses during the second quarter and only $225,000 for the year.  Bancorp completed the first two quarters of the year with net income exceeding the comparable period of 2004 by 14%. This represents the midpoint of the Company’s eighteenth consecutive year of higher earnings.

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

Net interest income was up 6% for the first six months of the year, primarily due to loan growth and improving net interest margin.  While net interest margin was down thirteen basis points for the first six months of the year compared to the prior year, in comparing the second quarter of 2005 to first quarter of 2005, net interest margin increased twenty basis points.  The rise in net interest margin during the quarter was due to the Bank’s ability to hold down deposit costs as rates on variable-rate loans increased.

Bancorp has a higher than average proportion of non-interest revenues which, in addition to net interest income, has proven to fuel net income growth. Total non-interest income grew 9% in the first six months of 2005 as compared to the same period of 2004.  Increasing revenues from investment management and trust services, gains on the sale of mortgage loans held for sale and brokerage revenues helped offset a decline in service charges on deposit accounts.  Growth in these areas of non-interest income helped offset growth in non-interest expenses which were up 11% in the first six months of 2005 compared to 2004 primarily driven by increases in employee salaries and benefits due to additions to staff and annual compensation increases.

Results in 2005 were also positively affected by a lower provision for loan losses as credit quality metrics used by management improved.  Net charge-offs were down 19% for the first six months of 2005 compared to 2004.  While non-performing loans were up 23% compared to the level one year ago, they fell 27% compared to the first quarter of 2005.  Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considered data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of our loan portfolio and economic data.  Taking into consideration all relevant data, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2005.

The following sections provide more details on subjects presented in this overview.

(a)           Results Of Operation

Net income of $5,492,000 for the three months ended June 30, 2005 increased $913,000 or 20% from $4,579,000 for the comparable 2004 period.  Basic net income per share was $0.40 for the second quarter of 2005, an increase of 21% from the $0.33 for the same period in 2004.  Net income per share on a diluted basis was $0.39 for the second quarter of 2005 compared to $0.32 for the second quarter of 2004; a 22% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.74% and 18.45%, respectively, for the second quarter of 2005, compared to 1.63% and 17.11%, respectively, for the same period in 2004.

Net income of $10,269,000 for the six months ended June 30, 2005 increased $1,242,000 or 14% from $9,027,000 from the comparable 2004 period.  Basic net income per share was $0.74 for the first six months of 2005, an increase of 12% from the $0.66 for the same period in 2004.  Net income per share on a diluted basis was $0.73 for the first six months of 2005 compared to $0.64 for the first six months of 2004.  This represents a 14% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.66% and 17.44%, respectively, for the first six months of 2005, compared to 1.62% and 17.19%, respectively, for the same period in 2004.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2005 and 2004 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets
Federal funds sold	$20,922	$145	2.78%	$18,650	$44	0.95%
Mortgage loans held for sale	6,751	95	5.64%	5,308	70	5.30%
Securities
Taxable	104,681	1,067	4.09%	105,650	1,004	3.82%
Tax-exempt	36,227	493	5.46%	37,635	512	5.47%
Loans, net of unearned income	1,004,403	16,101	6.43%	897,082	13,321	5.97%

Total earning assets	1,172,984	17,901	6.12%	1,064,325	14,951	5.65%

Less allowance for loan losses	12,866			12,483

	1,160,118			1,051,842

Non-earning assets
Cash and due from banks	34,044			32,817
Premises and equipment	26,392			25,364
Accrued interest receivable and other assets	42,487			19,678

Total assets	$1,263,041			$1,129,701

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$251,416	$694	1.11%	$281,631	$541	0.77%
Savings deposits	47,348	48	0.41%	48,155	24	0.20%
Money market deposits	166,872	893	2.15%	100,643	119	0.48%
Time deposits	370,611	2,922	3.16%	297,108	2,215	3.00%
Securities sold under agreements to repurchase and federal funds purchased	75,484	335	1.78%	69,594	171	0.99%
Other short-term borrowings	865	10	4.64%	1,219	2	0.66%
Long-term debt	40,769	588	5.78%	50,799	624	4.94%

Total interest bearing liabilities	953,365	5,490	2.31%	849,149	3,696	1.75%

Non-interest bearing liabilities
Non-interest bearing demand deposits	167,207			154,166
Accrued interest payable and other liabilities	23,076			18,775

Total liabilities	1,143,648			1,022,090

Stockholders’ equity	119,393			107,611

Total liabilities and stockholders’ equity	$1,263,041			$1,129,701

Net interest income		$12,411			$11,255

Net interest spread			3.81%			3.90%

Net interest margin			4.24%			4.25%

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets
Federal funds sold	$16,857	$227	2.72%	$14,363	$68	0.95%
Mortgage loans held for sale	5,669	151	5.37%	4,023	109	5.45%
Securities
Taxable	102,305	2,051	4.04%	106,150	2,043	3.87%
Tax-exempt	36,488	991	5.48%	38,087	1,026	5.42%
Loans, net of unearned income	1,000,140	31,127	6.28%	893,377	26,712	6.01%

Total earning assets	1,161,459	34,547	6.00%	1,056,000	29,958	5.71%

Less allowance for loan losses	12,828			12,341

	1,148,631			1,043,659

Non-earning assets
Cash and due from banks	33,434			31,794
Premises and equipment	26,176			24,687
Accrued interest receivable and other assets	42,059			20,562

Total assets	$1,250,300			$1,120,702

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$252,720	$1,403	1.12%	$276,758	$1,058	0.77%
Savings deposits	46,372	88	0.38%	46,189	35	0.15%
Money market deposits	164,290	1,670	2.05%	102,458	235	0.46%
Time deposits	363,922	5,699	3.16%	303,012	4,681	3.11%
Securities sold under agreements to repurchase and federal funds purchased	74,304	608	1.65%	74,336	370	1.00%
Other short-term borrowings	937	16	3.44%	1,330	4	0.60%
Long-term debt	43,755	1,196	5.51%	41,898	1,154	5.54%

Total interest bearing liabilities	946,300	10,680	2.28%	845,981	7,537	1.79%

Non-interest bearing liabilities
Non-interest bearing demand deposits	163,349			149,674
Accrued interest payable and other liabilities	21,916			19,424

Total liabilities	1,131,565			1,015,079

Stockholders’ equity	118,735			105,623

Total liabilities and stockholders’ equity	$1,250,300			$1,120,702

Net interest income		$23,867			$22,421

Net interest spread			3.72%			3.92%

Net interest margin			4.14%			4.27%

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

(4)           Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $270,000 and $214,000, respectively, for the three month periods ended June 30, 2005 and 2004 and $467,000 and $430,000, respectively, for the six month periods end June 30, 2005 and 2004.

Fully taxable equivalent net interest income of $12,411,000 for the three months ended June 30, 2005 increased $1,156,000 or 10% from $11,255,000 when compared to the same period last year. Net interest spread and net interest margin were 3.81% and 4.24%, respectively, for the second quarter of 2005 and 3.90% and 4.25%, respectively, for the second quarter of 2004.  Fully taxable equivalent net interest income of $23,867,000 for the six months ended June 30, 2005 increased $1,446,000 or 6% from the same period last year.  Net interest spread and net interest margin were 3.72% and 4.14%, respectively, for the first six months of 2005 and 3.92% and 4.27%, respectively, for the first six months of 2004.  Net interest margin was down for the six months ended June 30, 2005 compared to the prior year, primarily due to the flattening of the yield curve and deposit specials offered in the first quarter of 2005.  For much of the first six months of the year, rising rates on earning assets trailed increases in rates on interest bearing liabilities as short-term rates rose more quickly than long-term rates.  Net interest margin improved during the second quarter of 2005 as compared to the first quarter of 2005 as management was able to hold down deposit costs.  This allowed the net interest margin to trail the prior year for the second quarter of 2005 by only one basis point.  Although management believes Bancorp is well positioned for a rising interest rate environment, future increases in rates by the Federal Reserve may not have a beneficial impact on the margin going forward as the positive effect of asset repricing may be offset by increased competitive pressure in deposit pricing.  Depending on expected asset repricing and such factors as competitive rate pressures or unforeseen change’s in Bancorp’s funding mix, the net interest margin could experience some slight contraction during the next quarter.

Average earning assets increased $105,459,000, or 10% to $1,161,459,000 for the first six months of 2005 compared to 2004, primarily reflecting growth in the loan portfolio.  Average interest bearing liabilities increased $100,319,000 or 12% to $946,300,000 for the first six months of 2005 compared to 2004 primarily due to increases in time deposits and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2005 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net Interest Income Change

Increase 200bp	10.44%
Increase 100bp	5.20
Decrease 100bp	(5.18)
Decrease 200bp	(10.46)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review and risk evaluation of individual loans, loss experience, current economic conditions, risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures which result in specific allowance allocations for any estimated inherent risk of loss.  For loans not individually graded, a general allowance allocation is computed using factors typically developed over time based on actual loss experience.  The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date.  Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

	Six Months Ended June 30
(Dollars in thousands)	2005	2004

Balance at the beginning of the period	$12,521	11,798
Provision for loan losses	225	1,310
Loan charge-offs, net of recoveries	(408)	(502)

Balance at the end of the period	$12,338	12,606

Average loans, net of unearned income	$1,000,140	893,377

Provision for loan losses to average loans (1)	0.02%	0.15%

Net loan charge-offs to average loans (1)	0.04%	0.06%

Allowance for loan losses to average loans	1.23%	1.41%
Allowance for loan losses to period-end loans	1.22%	1.40%

(1) Amounts not annualized

The provision for loan losses declined 83% during the first six months of 2005 as compared to 2004 in response to management’s estimate of the level of inherent risk in the loan portfolio. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.  Net charge-offs were down 19% for the first six months of 2005 compared with the same period in 2004.  Showing improving trends, non-performing loans were down 27% from March 31, 2005, although they were up 23% from the second quarter of 2004.  Based on the review of this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2005.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004

Non-interest income:
Investment management and trust services	$2,750	2,442	5,447	4,656
Service charges on deposit accounts	2,151	2,313	4,049	4,438
Bankcard transaction revenue	424	325	806	558
Gains on sales of mortgage loans held for sale	357	376	656	610
Brokerage commissions and fees	449	472	1,041	910
Other	740	625	1,367	1,068

Total non-interest income	$6,871	6,553	13,366	12,240

Non-interest expenses:
Salaries and employee benefits	6,263	5,765	12,302	11,367
Net occupancy expense	816	681	1,666	1,387
Data processing expense	888	825	1,838	1,675
Furniture and equipment expense	306	288	605	558
State bank taxes	329	296	636	577
Other	2,486	2,177	4,648	4,066

Total non-interest expenses	$11,088	10,032	21,695	19,630

Total non-interest income increased $318,000, or 5%, for the second quarter of 2005, and $1,126,000, or 9% for the first six months of 2005 compared to the same periods in 2004.

Investment management and trust services income increased $308,000 or 13% in the second quarter of 2005, as compared to the same period in 2004.  For the first six months of 2005, investment management and trust services income increased $791,000 or 17% compared to 2004. Trust assets under management at June 30, 2005 were $1.39 billion, compared to $1.34 billion at December 31, 2004 and $1.24 billion at June 30, 2004.  Trust assets are expressed in terms of market value.  In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets.  For the six months ended June 30, 2005, growth in trust assets was attributable to net new business partially offset by a decrease in market values.

Service charges on deposit accounts decreased $162,000 or 7% in the second quarter of 2005 and $389,000 or 9% for the first six months of 2005 as compared to the same periods in 2004.  Several factors contributed to the decline in service charges, including lower activity levels compared to the prior year and the impact of free business checking.  Additionally, the impact of higher interest rates on commercial analysis accounts served to increase earnings credits which are used to offset service charges.

Bankcard transaction revenue increased $99,000 or 30% in the second quarter of 2005 and $248,000 or 44% for the first six months of 2005 as compared to the same periods in 2004.  Results in 2005 compared favorably to 2004 as both transaction volume and interchange rates have increased.  Additionally, the Bank began offering business debit cards in early 2004, and that volume has increased significantly generating more fee income.  This source of revenue should continue to increase as more customers utilize this convenient payment source.

Gains on sales of mortgage loans were $357,000 in the second quarter of 2005 and $376,000 in 2004.  This represents a decline of 5%.  For the six months ended June 30, 2005 gains on the sale of mortgage loans were $656,000 compared to $610,000 in 2004.  This is an increase of 8%.  The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market.  Loan originations and the related loan sales in 2005 were up slightly compared to the prior year, and with an improved mix of business, results increased for the year-to-date period.

Brokerage commissions and fees decreased $23,000 or 5% in the second quarter of 2005 and increased $131,000 or 14% for the first six months of 2005 as compared to the same periods in 2004.  Although, brokerage commissions were down slightly for the quarter, overall results for the year remained on target with management expectations.  Management continues to feel that brokerage services are key to offering customers a full compliment of financial products and services.

Other non-interest income increased $115,000 or 18% in the second quarter of 2005 and $299,000 or 28% for the first six months of 2005 as compared to 2004.  The primary reason for the increase was the Bank’s purchase of $20 million in bank-owned life insurance during the third quarter of 2004.  Income related to bank-owned life insurance was $440,000 for the year and $220,000 for the second quarter of 2005.  Offsetting factors, though not as significant, were declines in non-customer check cashing and title service fees.

Total non-interest expenses increased $1,056,000 or 11% for the second quarter of 2005 and $2,065,000 or 11% for the first six months of 2005 as compared to the same periods in 2004.  Salaries and employee benefits increased 498,000, or 9%, for the second quarter of 2005 and $935,000 or 8% for the first two quarters of 2005 compared to 2004.  This increase arose in part from regular salary increases, as well as new employees added to support the Bank’s growth.  In addition, with the higher levels of profitability in 2005 over 2004, 2005 personnel costs include higher levels of incentive compensation.  The Bank had 430 full time equivalent employees as of June 30, 2005 and 410 full time equivalents as of June 30, 2004.  Net occupancy expense increased $135,000 or 20% in the second quarter of 2005 and $279,000 or 20% for the first six months of 2005 as compared to 2004.  The increases are largely a result of the opening of new branch facilities including two new branches late in the second quarter of 2004.  Additionally, one more branch was added late in the third quarter of 2004.  Data processing expense increased $63,000 or 8% for the second quarter of 2005 and $163,000 or 10% for the first six months of 2005 compared to 2004.  This increase is primarily a result of investments in upgraded equipment and software as Bancorp continues to improve its infrastructure in support of current and anticipated growth.  Furniture and equipment expense increased $18,000 or 6% for the second quarter of 2005 and $47,000 or 8% for the first six months of 2005 compared to 2004.  This increase is consistent with the increase in net occupancy expense and is primarily a result of the expansion in the number of banking facilities.  State bank taxes were up $33,000 or 11% for the second quarter of 2005 and $59,000 or 10% for the first two quarters of 2005 compared to 2004.  State bank taxes are based on capital levels and increase as capital levels increase.  Other non-interest expenses increased $309,000 or 14% in the second quarter of 2005 and $582,000 or 14% for the first six months of 2005 as compared to 2004.  The increase in other non-interest expenses is primarily related to a variety of factors including increased operating expenses related to marketing and advertising, professional fees, expenses related to loan collection efforts, and losses on fraudulent checks.

Income Taxes

Bancorp had income tax expense of $4,577,000 for the first six months of 2005, compared to $4,264,000 for the same period in 2004.  The effective rate for each six month period was 30.8% in 2005 and 32.1% in 2004.  The decline in the effective tax rate can be attributed to the purchase of $20 million of bank-owned life insurance in the third quarter of 2004.  The income related to this instrument is not subject to tax.

In the second quarter of 2005, Bancorp had income tax expense of $2,432,000, compared to $2,173,000 for the same period in 2004.  The effective rate for each three month period was 30.7% in 2005 and 32.2% in 2004.  The decline in the effective tax rates for the quarter was affected by the purchase of bank-owned life insurance as explained above.

(b)           Financial Condition

Balance Sheet

Total assets increased $53,640,000 or 4% from $1.212 billion on December 31, 2004 to $1.265 billion on June 30, 2005.  Average assets for the first six months of 2005 were $1.250 billion.  Total assets at June 30, 2005 increased $137,604,000 from June 30, 2004, representing a 12% increase.  Total liabilities increased $49,238,000 or 5% from $1.095 billion on December 31, 2004 to $1.144 billion on June 30, 2005.  Average liabilities for the first six months of 2005 were $1.132 billion.  Total liabilities at June 30, 2005 increased $123,553,000 from June 30, 2004, representing a 12% increase.

Since year end, loans have increased approximately $25,706,000.  This growth was funded primarily through the increase in interest bearing deposits during the period.  Growth in deposits was offset somewhat by the maturity of a $10 million FHLB advance.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,306,000 and loans past due over 90 days and still accruing of $713,000, totaled $5,019,000 at June 30, 2005.  Non-performing loans were $5,640,000 at December 31, 2004 including $696,000 of loans past due over 90 days and still accruing. This represents 0.50% of total loans at June 30, 2005 compared to 0.57% at December 31, 2004.  In addition, total non-performing loans as of June 30, 2005 improved from the level at March 31, 2005 when total non-performing loans were $6,890,000 or 0.69% of total loans.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $8,726,000 at June 30, 2005 and $9,037,000 at December 31, 2004.  This represents 0.69% of total assets at June 30, 2005 compared to 0.75% at December 31, 2004.  Total non-performing assets as of June 30, 2005 improved from the level at March 31, 2005 when total non-performing assets were $10,040,000 or 0.79% of total assets.

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

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2005, the Bank may pay up to $29,917,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first six months of 2005 the Bank paid dividends to Bancorp totaling $5,535,000.

(d)           Capital Resources

At June 30, 2005, stockholders’ equity totaled $121,049,000, an increase of $4,402,000 since December 31, 2004.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2004.  Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was $208,000 at June 30, 2005 and $420,000 at December 31, 2004.  The change since year end is a reflection of the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The issue was sold in a public offering.  Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank.  The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes.  The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital.  See note 4 to the unaudited consolidated financial statements for more information on the trust preferred securities which are now accounted for as subordinated debentures in Bancorp’s financial statements.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

The following table sets forth Bancorp’s risk based capital amounts and ratios as of June 30:

	June 30,
	2005		2004
	Amount	Ratio	Amount	Ratio

Tier 1 capital	$139,831	13.58%	$126,834	14.13%
For capital adequacy purposes	41,159	4.00%	35,904	4.00%
To be well capitalized	61,739	6.00%	53,856	6.00%

Total risk adjusted capital	$152,319	14.80%	$138,251	15.40%
For capital adequacy purposes	82,319	8.00%	71,807	8.00%
To be well capitalized	102,898	10.00%	89,759	10.00%

Leverage ratio (tier 1 capital)	$139,831	11.18%	$126,834	11.20%
For capital adequacy purposes	37,523	3.00%	33,986	3.00%
To be well capitalized	62,539	5.00%	56,643	5.00%

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154).  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended June 30, 2005 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2005.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30	—	—	—	483,236
May 1 - May 31	14,900	$22.01	14,900	468,336
June 1 - June 30	7,700	$21.98	7,700	460,636

Total	22,600	$22.00	22,600	460,636

The board of directors of S.Y. Bancorp, Inc. approved a 400,000 share buyback plan in 1999.  The plan has no expiration date. In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 550,000 shares between February 2005 and February 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 2005, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 12,791,289 shares, and those shares were voted as follows:

(1) Fixing the number of directors at thirteen and electing at the Annual Meeting five directors:

FOR	11,998,509
AGAINST	65,350
ABSTAIN	16,098

(2) Election of Directors:  Bancorp has a staggered Board of Directors.  The following individuals were nominated in 2005.  All nominees were elected.  The results are as follows:

	FOR	AGAINST	VOTES WITHHELD

Charles R. Edinger III	12,013,172	66,687	100
David P. Heintzman	11,761,733	318,127	100
Carl G. Herde	11,933,339	146,520	100
Norman Tasman	11,980,852	99,007	100
Kathy C. Thompson	11,761,298	318,662	100

(3) A proposal to approve the 2005 Stock Incentive Plan and reserve 700,000 shares of common stock for issuance under the Plan:

FOR	7,711,130
AGAINST	1,606,743
ABSTAIN	198,570
BROKER NON-VOTES	3,384,515

Item 6.      Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date:	August 8, 2005	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman,
President & Chief Executive Officer

Date:	August 8, 2005	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice
President, Treasurer and Chief
Financial Officer