Form 10-Q
period 2005-09-30
S Y BANCORP INC
filed 2005-11-09
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number       0-17262

S.Y. BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1040 East Main Street, Louisville, Kentucky 40206
(Address of principal executive offices including zip code)

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value – 13,829,137

Shares issued and outstanding at November 3, 2005

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

•	Unaudited Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004

•	Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004

•	Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2005 and 2004

•	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

•	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2005

•	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2005 and 2004

•	Unaudited Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2005 and 2004

•	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(In thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$39,497	31,030
Federal funds sold	252	517
Mortgage loans held for sale	6,847	5,528
Securities available for sale (amortized cost of $139,362 in 2005 and $128,239 in 2004)	138,795	129,390
Securities held to maturity (approximate fair value of $4,510 in 2005 and $5,465 in 2004)	4,428	5,283
Loans	1,024,839	984,841
Less allowance for loan losses	12,208	12,521
Net loans	1,012,631	972,320
Premises and equipment, net	25,624	26,266
Accrued interest receivable and other assets	45,298	41,681
Total assets	$1,273,372	1,212,015

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$175,562	159,342
Interest bearing	818,859	790,741
Total deposits	994,421	950,083
Securities sold under agreements to repurchase and federal funds purchased	86,842	73,284
Other short-term borrowings	1,001	1,176
Accrued interest payable and other liabilities	26,916	20,026
Federal Home Loan Bank advances	20,000	30,000
Subordinated debentures	20,769	20,799
Total liabilities	1,149,949	1,095,368
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,854,237 and 13,948,981 shares in 2005 and 2004, respectively	7,052	7,373
Surplus	15,503	18,684
Retained earnings	101,563	90,170
Accumulated other comprehensive (loss) income	(695)	420
Total stockholders’ equity	123,423	116,647
Total liabilities and stockholders’ equity	$1,273,372	1,212,015

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended September 30, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
Interest income:
Loans	$16,974	13,641
Federal funds sold	63	87
Mortgage loans held for sale	89	53
Securities – taxable	1,088	983
Securities – tax-exempt	347	357
Total interest income	18,561	15,121
Interest expense:
Deposits	4,817	3,326
Securities sold under agreements to repurchase and federal funds purchased	419	239
Other short-term borrowings	8	2
Federal Home Loan Bank advances	124	160
Subordinated debentures	465	466
Total interest expense	5,833	4,193
Net interest income	12,728	10,928
Provision for loan losses	—	180
Net interest income after provision for loan losses	12,728	10,748
Non-interest income:
Investment management and trust services	2,618	2,361
Service charges on deposit accounts	2,240	2,323
Bankcard transaction revenue	436	337
Gains on sales of mortgage loans held for sale	324	235
Brokerage commissions and fees	533	371
Other	667	608
Total non-interest income	6,818	6,235
Non-interest expenses:
Salaries and employee benefits	6,063	5,236
Net occupancy expense	894	803
Data processing expense	910	870
Furniture and equipment expense	291	314
State bank taxes	686	306
Other	2,095	2,173
Total non-interest expenses	10,939	9,702
Income before income taxes	8,607	7,281
Income tax expense	2,756	2,310
Net income	$5,851	4,971
Net income per share:
Basic	$0.42	0.36
Diluted	0.41	0.35
Average common shares:
Basic	13,875,200	13,843,237
Diluted	14,101,791	14,191,637

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the nine months ended September 30, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
Interest income:
Loans	$47,934	40,233
Federal funds sold	290	155
Mortgage loans held for sale	240	162
Securities – taxable	3,139	3,026
Securities – tax-exempt	1,038	1,073
Total interest income	52,641	44,649
Interest expense:
Deposits	13,677	9,335
Securities sold under agreements to repurchase and federal funds purchased	1,027	609
Other short-term borrowings	24	6
Federal Home Loan Bank advances	389	383
Subordinated debentures	1,396	1,397
Total interest expense	16,513	11,730
Net interest income	36,128	32,919
Provision for loan losses	225	1,490
Net interest income after provision for loan losses	35,903	31,429
Non-interest income:
Investment management and trust services	8,065	7,017
Service charges on deposit accounts	6,289	6,761
Bankcard transaction revenue	1,242	895
Gains on sales of mortgage loans held for sale	980	845
Brokerage commissions and fees	1,574	1,281
Other	2,034	1,676
Total non-interest income	20,184	18,475
Non-interest expenses:
Salaries and employee benefits	18,365	16,603
Net occupancy expense	2,560	2,190
Data processing expense	2,748	2,545
Furniture and equipment expense	896	872
State bank taxes	1,322	883
Other	6,743	6,239
Total non-interest expenses	32,634	29,332
Income before income taxes	23,453	20,572
Income tax expense	7,333	6,574
Net income	$16,120	13,998
Net income per share:
Basic	$1.16	1.02
Diluted	1.14	0.99
Average common shares:
Basic	13,909,930	13,759,898
Diluted	14,136,029	14,152,961

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(In thousands)

	2005	2004
Operating activities:
Net income	$16,120	13,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	1,490
Depreciation, amortization and accretion, net	2,459	2,330
Gains on sales of mortgage loans held for sale	(980)	(845)
Origination of mortgage loans held for sale	(82,640)	(73,059)
Proceeds from sale of mortgage loans held for sale	82,301	73,943
Loss on the sale of premises and equipment	—	4
Loss on the sale of other real estate	8	62
Income tax benefit of stock options exercised	241	660
Increase in accrued interest receivable and other assets	(2,905)	(2,329)
Increase (decrease) in accrued interest payable and other liabilities	6,760	(2,644)
Net cash provided by operating activities	21,589	13,610
Investing activities:
Purchases of securities available for sale	(59,075)	(91,827)
Proceeds from maturities of securities available for sale	47,922	89,358
Proceeds from maturities of securities held to maturity	859	524
Net increase in loans	(41,406)	(46,594)
Purchases of premises and equipment	(1,791)	(3,868)
Purchase of bank-owned life insurance	—	(20,000)
Proceeds from sales of other real estate	753	1,147
Net cash used by investing activities	(52,738)	(71,260)
Financing activities:
Net increase in deposits	44,338	40,151
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	13,558	(6,707)
Net (decrease) increase in other short-term borrowings	(175)	54
Proceeds of Federal Home Loan Bank advances	—	30,000
Repayments of Federal Home Loan Bank advances	(10,000)	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	755	2,774
Common stock repurchases	(4,498)	(228)
Cash dividends paid	(4,597)	(3,564)
Net cash provided by financing activities	39,351	62,450
Net increase in cash and cash equivalents	8,202	4,800
Cash and cash equivalents at beginning of period	31,547	34,076
Cash and cash equivalents at end of period	$39,749	38,876
Supplemental cash flow information:
Income tax payments	$7,475	5,590
Cash paid for interest	16,443	11,661
Supplemental noncash activity:
Transfers from loans to other real estate owned	$870	870

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2005

(In thousands, except share and per share data)

	Common stock				Accumulated
					other
	Number of			Retained	comprehensive
	shares	Amount	Surplus	earnings	income (loss)	Total
Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

Net income	—	—	—	16,120	—	16,120

Change in other comprehensive income (loss), net of tax	—	—	—	—	(1,115)	(1,115)

Shares issued for stock options exercised and employee benefit plans	96	314	682	—	—	996

Cash dividends, $0.34 per share	—	—	—	(4,727)	—	(4,727)

Shares repurchased and available for reissuance	(191)	(635)	(3,863)	—	—	(4,498)

Balance September 30, 2005	13,854	$7,052	$15,503	$101,563	$(695)	$123,423

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2005 and 2004

(In thousands)

	2005	2004
Net income	$5,851	4,971

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities available for sale arising during the period	(903)	2,059
Other comprehensive (loss) income	(903)	2,059
Comprehensive income	$4,948	7,030

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2005 and 2004

(In thousands)

	2005	2004
Net income	$16,120	13,998

Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period	(1,115)	(242)
Other comprehensive loss	(1,115)	(242)
Comprehensive income	$15,005	13,756

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

The financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly owned subsidiary, Stock Yards Bank & Trust Company (Bank). All significant intercompany transactions have been eliminated in consolidation. Bancorp also owns S.Y. Bancorp Capital Trust I (Trust), a Delaware statutory business trust that is a 100% owned finance subsidiary. The Trust is not consolidated in the financial statements of Bancorp. See note 4 to the financial statements below for more information on the Trust.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2004 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.

Interim results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the entire year.

(a)                      Critical Accounting Policies

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

(b)                      Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, Bancorp has continued to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation, for all stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

No stock-based compensation is reflected in net income because all options granted under the current stock incentive plan have an exercise price equal to the market price of Bancorp’s stock at the grant date. Bancorp discloses pro forma net income and earnings per share in the notes to its financial statements as if compensation were measured at the date of grant based on the fair value of the award and recognized over the service period.

Bancorp’s as reported and pro forma earnings per share information for the three months ended September 30 are as follows (in thousands, except per share data):

	Three months ended September 30
	2005	2004
Net income, as reported	$5,851	4,971
Less stock-based compensation expense determined under fair value method, net of tax	80	67
Pro forma net income	$5,771	4,904

Basic EPS:
As reported	$0.42	0.36
Pro forma	0.42	0.35

Diluted EPS:
As reported	0.41	0.35
Pro forma	0.41	0.35

Bancorp’s as reported and pro forma earnings per share information for the nine months ended September 30 are as follows (in thousands, except per share data):

	Nine months ended September 30
	2005	2004
Net income, as reported	$16,120	13,998
Less stock-based compensation expense determined under fair value method, net of tax	239	199
Pro forma net income	$15,881	13,799

Basic EPS:
As reported	$1.16	1.02
Pro forma	1.14	1.00

Diluted EPS:
As reported	1.14	0.99
Pro forma	1.12	0.97

Option grant activity for 2005 and 2004 is as follows.  All options granted in the first nine months of 2005 and 2004 were granted at a strike price equal to the market value of Bancorp’s common stock at the time of grant and are subject to a vesting schedule of 20% per year.  In the first nine months of 2005, 3,100 options were granted at a weighted average strike price of $22.61 per share.  The average fair value of each of these options was $5.13.  In the first nine months of 2004, 9,000 options were granted at a weighted average strike price of $21.40 per share.  The average fair value of each of these options was $4.98.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2005	2004
Assumptions used in option valuation:
Dividend yield	1.56%	1.59%
Expected volatility	16.60	17.25
Risk free interest rate	4.13	4.25
Expected life of options (in years)	7.0	7.0

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

	2005	2004
Beginning balance	$12,521	11,798
Provision for loan losses	225	1,490
Loans charged off	(1,060)	(1,334)
Recoveries	522	529
Ending balance	$12,208	12,483

(3)                     Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has borrowed $20,000,000 via two separate fixed rate, noncallable advances of $10,000,000. The advances are due in February of 2006 and 2007, respectively, with a weighted average rate of 2.45%. Interest payments are due monthly, with principal due at maturity.

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

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier I capital for regulatory capital adequacy determination purposes, subject to certain limitations.

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

Prior to 2003, the Trust was consolidated in Bancorp’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Long Term Debt – Trust Preferred Securities” and the subordinated debentures eliminated in consolidation. Under FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with Bancorp. Accordingly, Bancorp does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Bancorp and held by the Trust, as these are no longer eliminated in consolidation. The amount of the subordinated debentures as of September 30, 2005 and December 31, 2004 was $20,619,000. In applying this FASB Interpretation, Bancorp recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trust’s subordinated debentures as well as interest income and interest expense on this investment and obligation. The application of this FASB Interpretation has been reflected in all applicable prior periods.

The Bank also had subordinated debentures outstanding amounting to $150,000 at September 30, 2005 and $180,000 at December 31, 2004. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2005, the rate on these debentures was 4.25% and for 2004 the rate was 3.00%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank. While the debentures mature in 2049, the owners may redeem the debentures at any time.

(5)                     Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS No. 142), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Annual evaluations have resulted in no charges for impairment. Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000. This goodwill is assigned to the commercial and retail banking segment of Bancorp.

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, nonqualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The Bank does not make contributions to this plan. Information about the components of the net periodic benefit cost of the defined benefit plan follows (dollars in thousands):

	Three months ended September 30
	2005	2004
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	30	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	1
Amortization of the net (gain) loss	8	8
Net periodic benefit cost	$38	39

	Nine months ended September 30
	2005	2004
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	88	90
Expected return on plan assets	—	—
Amortization of prior service cost	—	4
Amortization of the net (gain) loss	25	24
Net periodic benefit cost	$113	118

(7)                     Commitments to Extend Credit

As of September 30, 2005, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $324,331,000, including standby letters of credit of $13,807,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2005. Commitments to extend credit were $274,039,000, including letters of credit of $13,774,000, as of December 31, 2004. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. At September 30, 2005, no amounts have been accrued in the financial statements related to these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are primarily made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and other real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

(8)                     Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2005.

(9)                     Net Income Per Share

The following table reflects, for the three and nine month periods ended September 30, 2005 and 2004, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income, basic and diluted	$5,851	4,971	16,120	13,998

Average shares outstanding	13,875	13,843	13,910	13,760
Effect of dilutive securities	227	349	226	393

Average shares outstanding including dilutive securities	14,102	14,192	14,136	14,153

Net income per share, basic	$0.42	0.36	1.16	1.02
Net income per share, diluted	$0.41	0.35	1.14	0.99

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

Prior to June 30, 2005, results from the Bank’s brokerage department were included in investment management and trust. In the current and future periods, brokerage results will be included in the commercial and retail banking segment. Brokerage services are primarily directed toward the Bank’s retail customers and the management structure of the brokerage department reports through the commercial and retail banking segment. Prior periods presented have been amended to be consistent with this change.

Selected financial information by business segment for the quarter and nine months ended September 30, 2005 and 2004 follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
	(In thousands)

Net interest income:
Commercial and retail banking	$12,700	10,797	35,981	32,400
Investment management and trust	28	131	147	519
Total	$12,728	10,928	36,128	32,919

Noninterest income:
Commercial and retail banking	$4,200	3,874	12,119	11,458
Investment management and trust	2,618	2,361	8,065	7,017
Total	$6,818	6,235	20,184	18,475

Net income:
Commercial and retail banking	$5,070	4,085	13,529	11,555
Investment management and trust	781	886	2,591	2,443
Total	$5,851	4,971	16,120	13,998

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial and retail banking segment.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company (Bank) for the three and nine month periods ended September 30, 2005 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2005 compared to December 31, 2004. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2005 through September 30

The first nine months of 2005 were highlighted by higher earnings as a result of improved net interest margin, moderate loan growth combined with improved credit quality, and strong growth in non-interest income from several areas of the Bank.  As a result of the improvement in credit quality, Bancorp made no provision for loan losses during the third quarter and $225,000 for the nine month period ended September 30, 2005. Bancorp completed the first three quarters of the year with net income exceeding the comparable period of 2004 by 15%. This represents a continuation of the Company’s eighteenth consecutive year of higher earnings.

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

Net interest income was up 10% for the first nine months of the year, primarily due to loan growth and improving net interest margin. While net interest margin was up only 1 basis point for the first nine months of the year compared to the prior year, in comparing the third quarter of 2005 to third quarter of 2004, net interest margin increased 24 basis points. Additionally, the net interest margin for the third quarter of 2005 exceeded the second quarter of 2005 by eleven basis points.  The rise in net interest margin during the quarter was due to the Bank’s ability to hold down deposit costs as market interest rates increased.  With approximately half of the loan portfolio comprised of variable rate loans, increases in rates earned on loans outpaced increases in rates on deposits.

Bancorp has a higher than average proportion of non-interest revenues which also has proven to fuel net income growth. Total non-interest income grew 9% in the first nine months of 2005 as compared to the same period of 2004. Increasing revenues from investment management and trust services, gains on the sale of mortgage loans held for sale and brokerage revenues helped offset a decline in service charges on deposit accounts. Growth in non-interest income helped offset growth in non-interest expenses which were up 11% in the first nine months of 2005 compared to 2004.  These expenses rose primarily due to increases in salaries and employee benefits due to additions to staff to support the Bank’s growth, annual compensation increases and rising benefit costs.  Salaries and employee benefits costs in 2004 were lower due to better than expected claims experience in the Company’s self-funded health plan.

Operating results in 2005 were also positively affected by a lower provision for loan losses as credit quality metrics used by management improved. Net charge-offs were down 33% for the first nine months of 2005 compared to 2004. Nonperforming loans were down 23% compared to both the level one year ago and second quarter of 2005. Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considers data including nonperforming loans, past due loans, charge offs, internal watch lists, the nature of the Bank’s loan portfolio and relevant economic data. Taking into consideration all relevant data, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2005.

The following sections provide more details on subjects presented in this overview.

(a)                     Results Of Operations

Net income of $5,851,000 for the three months ended September 30, 2005 increased $880,000 or 18% from $4,971,000 for the comparable 2004 period. Basic net income per share was $0.42 for the third quarter of 2005, an increase of 17% from the $0.36 for the same period in 2004. Net income per share on a diluted basis was $0.41 for the third quarter of 2005 compared to $0.35 for the third quarter of 2004 representing a 17% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.83% and 18.77%, respectively, for the third quarter of 2005, compared to 1.71% and 17.90%, respectively, for the same period in 2004.

Net income of $16,120,000 for the nine months ended September 30, 2005 increased $2,122,000 or 15% from $13,998,000 from the comparable 2004 period. Basic net income per share was $1.16 for the first nine months of 2005, an increase of 14% from the $1.02 for the same period in 2004. Net income per share on a diluted basis was $1.14 for the first nine months of 2005 compared to $0.99 for the first nine months of 2004. This represents a 15% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.71% and 17.90%, respectively, for the first nine months of 2005, compared to 1.65% and 17.44%, respectively, for the same period in 2004.

Net Interest Income

The following tables preset the average balance sheets for the three and nine month periods ended September 30, 2005 and 2004 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended September 30
	2005			2004
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)

Earning assets:
Federal funds sold	$7,733	$63	3.23%	$26,521	$87	1.31%
Mortgage loans held for sale	6,305	89	5.60%	4,003	53	5.27%
Securities:
Taxable	107,729	1,088	4.01%	104,452	983	3.74%
Tax-exempt	36,037	496	5.46%	37,595	511	5.41%
Loans, net of unearned income	1,019,737	17,018	6.62%	906,833	13,706	6.01%

Total earning assets	1,177,541	18,754	6.32%	1,079,404	15,340	5.65%

Less allowance for loan losses	12,556			12,947

	1,164,985			1,066,457

Nonearning assets:
Cash and due from banks	34,877			32,178
Premises and equipment	25,913			26,210
Accrued interest receivable and other assets	44,115			32,527

Total assets	$1,269,890			$1,157,372

	Three months ended September 30
	2005			2004
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$236,818	$686	1.15%	$268,959	$603	0.89%
Savings deposits	47,400	55	0.46%	49,479	49	0.39%
Money market deposits	163,464	993	2.41%	111,073	282	1.01%
Time deposits	374,490	3,083	3.27%	316,577	2,392	3.01%
Securities sold under agreements to repurchase and federal funds purchased	84,593	419	1.97%	74,517	239	1.28%
Other short-term borrowings	1,074	8	2.96%	595	2	1.34%
Long-term debt	40,769	589	5.73%	50,799	626	4.90%

Total interest bearing liabilities	948,608	5,833	2.44%	871,999	4,193	1.91%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	174,356			157,085
Accrued interest payable and other liabilities	23,234			17,829

Total liabilities	1,146,198			1,046,913

Stockholders’ equity	123,692			110,459

Total liabilities and stockholders’ equity	$1,269,890			$1,157,372
Net interest income		$12,921			$11,147
Net interest spread			3.88%			3.74%
Net interest margin			4.35%			4.11%

	Nine months ended September 30
	2005			2004
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)

Earning assets:
Federal funds sold	$13,782	$290	2.81%	$18,446	$155	1.12%
Mortgage loans held for sale	5,884	240	5.45%	4,016	162	5.39%
Securities:
Taxable	104,133	3,139	4.03%	105,579	3,026	3.83%
Tax-exempt	36,336	1,487	5.47%	37,922	1,536	5.41%
Loans, net of unearned income	1,006,744	48,146	6.39%	897,895	40,418	6.01%

Total earning assets	1,166,879	53,302	6.11%	1,063,858	45,297	5.69%

Less allowance for loan losses	12,737			12,544

	1,154,142			1,051,314

Nonearning assets:
Cash and due from banks	33,920			31,923
Premises and equipment	26,087			25,198
Accrued interest receivable and other assets	42,752			24,580

Total assets	$1,256,901			$1,133,015

	Nine months ended September 30
	2005			2004
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$247,361	$2,089	1.13%	$274,140	$1,661	0.81%
Savings deposits	46,718	143	0.41%	47,293	85	0.24%
Money market deposits	164,011	2,663	2.17%	105,351	516	0.65%
Time deposits	367,483	8,782	3.20%	307,567	7,073	3.07%
Securities sold under agreements to repurchase and federal funds purchased	77,772	1,027	1.77%	74,396	609	1.09%
Other short-term borrowings	983	24	3.26%	1,083	6	0.74%
Long-term debt	42,749	1,785	5.58%	44,887	1,780	5.30%

Total interest bearing liabilities	947,077	16,513	2.33%	854,717	11,730	1.83%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	167,058			152,162
Accrued interest payable and other liabilities	22,360			18,889

Total liabilities	1,136,495			1,025,768

Stockholders’ equity	120,406			107,247

Total liabilities and stockholders’ equity	$1,256,901			$1,133,015
Net interest income		$36,789			$33,567
Net interest spread			3.78%			3.86%
Net interest margin			4.22%			4.21%

Notes to the average balance and interest rate tables:

(1)                       Net interest income, the most significant component of the Bank’s earnings is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

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

(4)                       Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. The approximate tax equivalent adjustments to interest income were $193,000 and $219,000, respectively, for the three month periods ended September 30, 2005 and 2004 and $661,000 and $648,000, respectively, for the nine month periods end September 30, 2005 and 2004.

Fully taxable equivalent net interest income of $12,921,000 for the three months ended September 30, 2005 increased $1,774,000 or 16% from $11,147,000 when compared to the same period last year. Net interest spread and net interest margin were 3.88% and 4.35%, respectively, for the third quarter of 2005 and 3.74% and 4.11%, respectively, for the third quarter of 2004. Fully taxable equivalent net interest income of $36,789,000 for the nine months ended September 30, 2005 increased $3,222,000 or 10% from the same period last year. Net interest spread and net interest margin were 3.78% and 4.22%, respectively, for the first nine months of 2005 and 3.86% and 4.21%, respectively, for the first nine months of 2004. Net interest margin was up slightly for the nine months ended September 30, 2005 compared to the prior year. For much of the first nine months of the year, rising rates on earning assets outpaced increases in rates on interest bearing liabilities as variable rate loans repriced with increases in the prime rate and rates on interest bearing deposit accounts were increased to a lesser extent.  Net interest margin improved during the third quarter of 2005 compared to the second quarter of 2005 as management was able to hold down deposit costs as rates on variable rate loans increased. This allowed the net interest margin to improve for the third quarter of 2005 from the prior year by 24 basis points. Although management believes Bancorp is well positioned for a rising interest rate environment, future increases in rates by the Federal Reserve may not have a beneficial impact on the margin going forward as the positive effect of asset repricing may be offset by increased competitive pressure in deposit pricing. While approximately half of the Bank’s loan portfolio is variable rate and reprices immediately with changes in the prime rate, net interest margin and spread will also be affected by competitive forces in both loan and deposit pricing.  Although to date in 2005 the Bank has been able to lag deposit interest rates behind those of loans, that could change materially based on competition for deposits and the Bank’s need to gather funds to fund loan growth which would adversely affect net interest margin and spread.

Average earning assets increased $103,021,000, or 10% to $1,166,879,000 for the first nine months of 2005 compared to 2004, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $92,360,000 or 11% to $947,077,000 for the first nine months of 2005 compared to 2004 primarily due to increases in time deposits and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results. The September 30, 2005 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	7.58%
Increase 100bp	3.78
Decrease 100bp	(3.75)
Decrease 200bp	(7.50)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2005 and 2004 follows:

	Three months ended September 30
	2005	2004
	(Dollars in thousands)
Balance at the beginning of the period	$12,338	12,606
Provision for loan losses	—	180
Loan charge-offs, net of recoveries	(130)	(303)
Balance at the end of the period	$12,208	12,483
Average loans, net of unearned income	$1,019,737	906,833
Provision for loan losses to average loans (1)	0.00%	0.02%
Net loan charge-offs to average loans (1)	0.01%	0.03%
Allowance for loan losses to average loans	1.20%	1.38%
Allowance for loan losses to period-end loans	1.19%	1.34%
Allowance to nonperforming loans	317.42%	251.02%

(1) Amounts not annualized

	Nine months ended September 30
	2005	2004
	(Dollars in thousands)
Balance at the beginning of the period	$12,521	11,798
Provision for loan losses	225	1,490
Loan charge-offs, net of recoveries	(538)	(805)
Balance at the end of the period	$12,208	12,483
Average loans, net of unearned income	$1,006,744	897,895
Provision for loan losses to average loans (1)	0.02%	0.17%
Net loan charge-offs to average loans (1)	0.05%	0.09%
Allowance for loan losses to average loans	1.21%	1.39%
Allowance for loan losses to period-end loans	1.19%	1.34%
Allowance to nonperforming loans	317.42%	251.02%

(1) Amounts not annualized

The provision for loan losses declined 85% during the first nine months of 2005 as compared to the same period in 2004 in response to management’s estimate of the level of inherent risk in the loan portfolio. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Net charge-offs were down 33% for the first nine months of 2005 and down 57% for the three months ended September 30 compared with the same periods in 2004. Showing improving trends, nonperforming loans were down 23% compared to the second quarter of 2005 and the third quarter of 2004. Based on the review of this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2005.  Please refer to the ‘Nonperforming Loans and Assets’ section of the report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
	(In thousands)

Non-interest income:
Investment management and trust services	$2,618	2,361	8,065	7,017
Service charges on deposit accounts	2,240	2,323	6,289	6,761
Bankcard transaction revenue	436	337	1,242	895
Gains on sales of mortgage loans held for sale	324	235	980	845
Brokerage commissions and fees	533	371	1,574	1,281
Other	667	608	2,034	1,676

Total non-interest income	$6,818	6,235	20,184	18,475

Non-interest expenses:
Salaries and employee benefits	$6,063	5,236	18,365	16,603
Net occupancy expense	894	803	2,560	2,190
Data processing expense	910	870	2,748	2,545
Furniture and equipment expense	291	314	896	872
State bank taxes	686	306	1,322	883
Other	2,095	2,173	6,743	6,239

Total non-interest expenses	$10,939	9,702	32,634	29,332

Total non-interest income increased $583,000, or 9%, for the third quarter of 2005, and $1,709,000, or 9% for the first nine months of 2005 compared to the same periods in 2004.

Investment management and trust services income increased $257,000 or 11% in the third quarter of 2005, as compared to the same period in 2004. For the first nine months of 2005, investment management and trust services income increased $1,048,000 or 15% compared to 2004. Trust assets under management at September 30, 2005 were $1.41 billion, compared to $1.34 billion at December 31, 2004 and $1.26 billion at September 30, 2004. Trust assets are expressed in terms of market value. In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets. For the nine months ended September 30, 2005, growth in trust assets was primarily attributable to net new business added as opposed to growth in market value.

Service charges on deposit accounts decreased $83,000 or 4% in the third quarter of 2005 and $472,000 or 7% for the first nine months of 2005 as compared to the same periods in 2004. Several factors contributed to the decline in service charges, including lower activity levels compared to the prior year and the impact of free business checking. Additionally, the impact of higher interest rates on commercial analysis accounts served to increase earnings credits which are used to offset service charges.

Bankcard transaction revenue increased $99,000 or 29% in the third quarter of 2005 and $347,000 or 39% for the first nine months of 2005 as compared to the same periods in 2004. Results in 2005 compared favorably to 2004 as both transaction volume and interchange rates have increased. Additionally, the Bank began offering business debit cards in early 2004, and that volume has increased significantly generating more fee income. This source of revenue should continue to increase as more customers utilize this convenient payment source.

Gains on sales of mortgage loans were $324,000 in the third quarter of 2005 and $235,000 in 2004. This represents an increase of 38%. For the nine months ended September 30, 2005 gains on the sale of mortgage loans were $980,000 compared to $845,000 in 2004. This is an increase of 16%. The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market. Loan originations and the related loan sales in 2005 were up compared to the prior year, and with an improved mix of business, results increased for both the year-to-date period and the quarterly period.  The relatively large increase for the third quarter of 2005 is also attributable to a soft third quarter in 2004.

Brokerage commissions and fees increased $162,000 or 44% in the third quarter of 2005 and increased $293,000 or 23% for the first nine months of 2005 as compared to the same periods in 2004.  The third quarter continued a strong year for brokerage in 2005.  Third quarter comparisons were aided by a relatively slow third quarter in 2004 plus the addition of a new broker.

Other non-interest income increased $59,000 or 10% in the third quarter of 2005 and $358,000 or 21% for the first nine months of 2005 as compared to 2004. The primary reason for the increase was the Bank’s purchase of $20 million in bank-owned life insurance (BOLI) during the third quarter of 2004. Income related to BOLI was $660,000 for the first nine months of 2005 and $220,000 for the third quarter of 2005. This compares to income from BOLI of $122,000 in 2004 during the first nine months of the year and for the third quarter.  Income from BOLI is derived from the increase in cash surrender values of the related life insurance policies.  Additionally, increases in letter of credit fees for 2005 as compared to the prior year also helped fuel the increase.  Offsetting factors for the first nine months of 2005, though not as significant, were declines in noncustomer check cashing fees, ATM surcharge income and account research fees.

Total non-interest expenses increased $1,237,000 or 13% for the third quarter of 2005 and $3,302,000 or 11% for the first nine months of 2005 as compared to the same periods in 2004. Salaries and employee benefits increased $827,000, or 16%, for the third quarter of 2005 and $1,762,000 or 11% for the first three quarters of 2005 compared to 2004. This increase arose in part from regular salary increases, as well as new employees added to support the Bank’s growth. In addition, these comparisons were affected by lower-than-normal benefits expense in the third quarter of 2004 due to better-than-expected claims experience in the Company’s self funded healthcare plan. The Bank had 431 full time equivalent employees as of September 30, 2005 and 412 full time equivalents as of September 30, 2004. Net occupancy expense increased $91,000 or 11% in the third quarter of 2005 and $370,000 or 17% for the first nine months of 2005 as compared to 2004. The increases are largely a result of the opening of new branch facilities late in the second and third quarter of 2004. Data processing expense increased $40,000 or

5% for the third quarter of 2005 and $203,000 or 8% for the first nine months of 2005 compared to 2004. This increase is primarily a result of investments in upgraded equipment and software as Bancorp continues to improve its infrastructure in support of current and anticipated growth. Furniture and equipment expense decreased $23,000 or 7% for the third quarter of 2005 and increased $24,000 or 3% for the first nine months of 2005 compared to 2004. This year-to-date increase is primarily a result of the expansion in the number of banking facilities. State bank taxes were up $380,000 or 124% for the third quarter of 2005 and $439,000 or 50% for the first three quarters of 2005 compared to 2004. During the third quarter, the Company re-evaluated state and local tax accruals and adjusted its expense accordingly.  Other non-interest expenses decreased $78,000 or 4% in the third quarter of 2005 and increased $504,000 or 8% for the first nine months of 2005 as compared to 2004. For the year, the increase in other non-interest expenses is primarily related to a variety of factors including increased operating expenses related to marketing and advertising, general insurance costs, clearing charges related to brokerage activity, and losses on fraudulent checks.

Income Taxes

Bancorp had income tax expense of $7,333,000 for the first nine months of 2005, compared to $6,574,000 for the same period in 2004. The effective rate for each nine month period was 31.3% in 2005 and 32.0% in 2004.

In the third quarter of 2005, Bancorp had income tax expense of $2,756,000, compared to $2,310,000 for the same period in 2004. The effective rate for each three month period was 32.0% in 2005 and 31.7% in 2004.

(b)                     Financial Condition

Balance Sheet

Total assets increased $61,357,000 or 5% from $1.212 billion on December 31, 2004 to $1.273 billion on September 30, 2005. Average assets for the first nine months of 2005 were $1.257 billion. Total assets at September 30, 2005 increased $80,629,000 from September 30, 2004, representing a 7% increase. Total liabilities increased $54,581,000 or 5% from $1.095 billion on December 31, 2004 to $1.150 billion on September 30, 2005. Average liabilities for the first nine months of 2005 were $1.136 billion. Total liabilities at September 30, 2005 increased $70,716,000 from September 30, 2004, representing a 7% increase.

Since year end, loans have increased approximately $39,998,000. This growth was funded primarily through the increase in time deposits, money market deposits and non-interest bearing demand deposits during the period. Growth in deposits was offset somewhat by the maturity of a $10 million FHLB advance.

Nonperforming Loans and Assets

Nonperforming loans, which included nonaccrual loans of $3,329,000 and loans past due over 90 days and still accruing of $517,000, totaled $3,846,000 at September 30, 2005. Nonperforming loans were $5,640,000 at December 31, 2004 including $696,000 of loans past due over 90 days and still accruing. This represents 0.38% of total loans at September 30, 2005 compared to 0.57% at December 31, 2004. In addition, total nonperforming loans as of September 30, 2005 improved from the level at June 30, 2005 when total nonperforming loans were $5,019,000 or 0.50% of total loans.

Nonperforming assets, which include nonperforming loans, other real estate and repossessed assets, if any, totaled $7,329,000 at September 30, 2005 and $9,037,000 at December 31, 2004. This represents 0.58% of total assets at September 30, 2005 compared to 0.75% at December 31, 2004. Total nonperforming assets as of September 30, 2005 improved from the level at June 30, 2005 when total nonperforming assets were $8,726,000 or 0.69% of total assets.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2005, the Bank’s borrowing capacity with the FHLB was approximately $94 million.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 2005, the Bank may pay up to $30,156,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the first nine months of 2005 the Bank paid dividends to Bancorp totaling $11,485,000.

(d)                     Capital Resources

At September 30, 2005, stockholders’ equity totaled $123,423,000, an increase of $6,776,000 since December 31, 2004. See the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2004. Accumulated other comprehensive income which for Bancorp consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, was a loss of $695,000 at September 30, 2005 and a gain of $420,000 at December 31, 2004. The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The minimum pension liability is adjusted annually.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of September 30:

	September 30
	2005		2004
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$143,108	13.65%	131,287	13.76%
For capital adequacy purposes	41,933	4.00	38,173	4.00
To be well capitalized	62,900	6.00	57,260	6.00

Total risk adjusted capital	$155,466	14.83%	143,403	15.03%
For capital adequacy purposes	83,867	8.00	76,347	8.00
To be well capitalized	104,834	10.00	95,433	10.00

Leverage ratio (Tier 1 capital)	$143,108	11.27%	131,287	11.34%
For capital adequacy purposes	38,110	3.00	34,737	3.00
To be well capitalized	63,516	5.00	57,895	5.00

The following table sets forth the Bank’s risk based capital amounts and ratios as of September 30:

	September 30
	2005		2004
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$128,937	12.37%	119,573	12.63%
For capital adequacy purposes	41,702	4.00	37,885	4.00
To be well capitalized	62,552	6.00	56,828	6.00

Total risk adjusted capital	$141,295	13.55%	131,600	13.90%
For capital adequacy purposes	83,403	8.00	75,770	8.00
To be well capitalized	104,254	10.00	94,713	10.00

Leverage ratio (Tier 1 capital)	$128,937	10.22%	119,573	11.34%
For capital adequacy purposes	37,866	3.00	34,518	3.00
To be well capitalized	63,109	5.00	57,531	5.00

All ratios exceed the minimum required by regulators to be well capitalized. To be categorized as well capitalized, Bancorp must maintain a Tier 1 ratio of at least 6%; a total risk-based capital ratio of at least 10%; and a leverage ratio of at least 5%.

(e)                      Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and the measurement of an impairment loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Bancorp began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

In December 2003, the Accounting Standards Executive Committee, (AcSEC) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (SOP 03-3) effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to “problem” loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin (PB) No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No 115, Accounting for Certain Investments in Debt and Equity Securities: and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life.

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

In December 2004, FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was originally effective on July 1, 2005, but the Securities and Exchange Commission (SEC) delayed the effective date to the first interim period in the first fiscal year beginning after June 15,

2005, which would be January 1, 2006 for Bancorp. Bancorp is currently evaluating the effect of the adoption of SFAS No. 123R on its consolidated financial statements.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended September 30, 2005 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2005.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31	1,300	$23.25	1,300	459,336
Aug 1 - Aug 31	39,000	23.94	39,000	420,336
Sept 1 - Sep 30	13,300	22.68	13,300	407,036
Total	53,600	$23.61	53,600	407,036

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

S.Y. BANCORP, INC.

Date: November 9, 2005	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman, President & Chief Executive Officer

Date: November 9, 2005	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer