Form 10-K
period 2005-12-31
S Y BANCORP INC
filed 2006-03-15
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2005	0-17262

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

Common stock, no par value

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $283,184,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 6, 2006, was 13,803,057.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 26, 2006 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I:
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III:
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV:
Item 15.	Exhibits and Financial Statement Schedules

Signatures

Index to Exhibits

Part I

Item 1.                         Business

S. Y. Bancorp, Inc. (Bancorp) was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; the business of Bancorp is substantially the same as that of the Bank.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory business trust that is a 100%-owned finance subsidiary of Bancorp.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial banking services in Louisville, southern Indiana and Indianapolis through 24 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through its operating division of retail banking, Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with various third party providers.  See Note 21 to Bancorp’s consolidated financial statements for the year ended December 31, 2005 for information relating to the Bank’s business segments.

At December 31, 2005, the Bank had 442 full-time equivalent employees. As is typically the case with banks, employees are not subject to a collective bargaining agreement. Management of Bancorp considers the relationship with employees to be good.

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

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D. C. on September 11, 2001 and is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) currency transaction reports (“CTRs”) for transactions exceeding $10,000; and (e) filing of suspicious activities reports (“SARs”) if the Bank believes a customer may be in violation of U.S. laws and regulations.

Available Information

Bancorp files reports with the SEC. Those reports include the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with or furnished to the SEC.

Item 1A.                Risk Factors

Investments in Bancorp’s common stock involve risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Fluctuations in interest rates could reduce Bancorp’s profitability.

Bancorp’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Management expects to periodically experience “gaps” in the interest rate sensitivities of Bancorp’s assets and liabilities, meaning that either Bancorp’s interest-bearing liabilities will be more sensitive to changes in market interest rates than Bancorp’s interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to Bancorp’s position, this “gap” will work against Bancorp and Bancorp’s earnings may be negatively affected.

Fluctuations of market interest rates are affected by the following factors:

•                  inflation;

•                  recession;

•                  a rise in unemployment;

•                  tightening money supply; and

•                  international disorder and instability in domestic and foreign financial markets.

Bancorp’s asset-liability management strategy, which is designed to mitigate Bancorp’s risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.

Competition with other financial institutions could adversely affect Bancorp’s profitability.

Bancorp faces vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, Bancorp encounters competition from both de novo and smaller community banks entering the Louisville market. Bancorp also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit Bancorp’s margins on banking services, reduce Bancorp’s market share and adversely affect Bancorp’s results of operations and financial condition.

The unexpected loss of key members of Bancorp’s management team may adversely affect Bancorp’s operations.

Bancorp’s success to date has been influenced strongly by Bancorp’s ability to attract and to retain senior management experienced in banking and financial services. Bancorp’s ability to retain executive officers and the current management teams of each of Bancorp’s lines of business will continue to be important to successful implementation of Bancorp’s strategies. There are no employment or non-compete agreements with any of these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on Bancorp’s business and financial results.

Bancorp’s profitability depends on local and national economic conditions.

Bancorp’s success depends on general economic conditions both locally and nationally. Most of Bancorp’s customers are in the Louisville area with a growing number of customers in the Indianapolis area. Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Local economic conditions have an impact on the demand of Bancorp’s customers for loans, the ability of some borrowers to repay these loans, and the value of the collateral securing these loans.

Factors influencing general national economic conditions include inflation, recession, and unemployment. As these factors impact the overall business climate, they can have a significant effect on loan demand. Loan growth is critical to Bancorp’s profitability. Significant decline in general economic conditions will negatively affect the financial results of Bancorp’s banking operations.

If Bancorp’s allowance for loan losses is not sufficient to cover actual loan losses, Bancorp’s earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. Accordingly, Bancorp may experience significant credit losses which could have a material adverse effect on operating results. Management makes various assumptions and judgments about the collectibility of Bancorp’s loan portfolio, including the creditworthiness of Bancorp’s borrowers and the value of real estate and other assets serving as collateral for repayment of many of Bancorp’s loans. In determining the size of the allowance for loan losses, management considers, among other factors, Bancorp’s loan loss experience and an evaluation of economic conditions. If Bancorp’s assumptions prove to be incorrect, Bancorp’s current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in Bancorp’s loan portfolio. Material additions to Bancorp’s allowance would materially decrease Bancorp’s net income.

In addition, federal and state regulators periodically review Bancorp’s allowance for loan losses and may require an increase in Bancorp’s provision for loan losses or further loan charge-offs. Any increase in Bancorp’s provision for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on net income.

An inability to maintain Bancorp’s historical growth rate may adversely impact Bancorp’s results of operations and financial condition.

To achieve growth, Bancorp has initiated internal growth programs and opened additional branches. Bancorp may not be able to sustain its historical rate of growth or obtain funding necessary to support such growth. Further, Bancorp’s inability to attract and retain experienced bankers may adversely affect Bancorp’s internal growth. A significant decrease in Bancorp’s historical rate of growth may adversely impact Bancorp’s results of operations and financial condition.

Bancorp operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on Bancorp’s bank and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Bancorp’s powers, authority and operations, which could have a material adverse effect on Bancorp’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have negative impact on Bancorp’s results of operations and financial condition.

Item 1B.                Unresolved Staff Comments

Bancorp has no unresolved staff comments.

Item 2.                         Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned seven branch properties at December 31, 2005 (two of which are located on leased land) and Bancorp owned three.  The Bank also leased thirteen branch facilities.  Of the twenty-four banking locations, eighteen are located in Louisville, five are located in nearby southern Indiana and one is located in Indianapolis, Indiana.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2005, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.                         Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2005, for information relating to legal proceedings.

Item 4.                         Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2005) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp
David P. Heintzman Age 46	Chairman, President, Chief Executive Officer and Director

Kathy C. Thompson Age 44	Senior Executive Vice President and Director

Phillip S. Smith Age 48	Executive Vice President

Gregory A. Hoeck Age 55	Executive Vice President

Nancy B. Davis Age 50	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Philip S. Poindexter Age 39	Executive Vice President

James A. Hillebrand Age 37	Executive Vice President

Mr. Heintzman was appointed Chairman and Chief Executive Officer effective January 1, 2005. Prior thereto, he served as President of Bancorp and the Bank. Mr. Heintzman joined the Bank in 1985 and has served as Treasurer, Chief Financial Officer of Bancorp and Executive Officer of the Bank.

Ms. Thompson was appointed Senior Executive Vice President in January 2005.   Prior thereto, she served as Executive Vice President of Bancorp and the Bank. She joined the Bank in 1992 as Senior Vice President and is Manager of the Investment Management and Trust Department and is also responsible for the sales, service and marketing areas of the Bank.

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

Mr. Hillebrand was appointed Executive Vice President in January 2005. Prior thereto, he was Senior Vice President of the Bank. He has been primarily responsible for Private Banking since joining the Bank in 1996 and is also responsible for the Bank’s expansion efforts into the Indianapolis market.

Part II

Item 5.                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ National Market under the ticker symbol SYBT. Prior to July 2005, the stock traded on the American Stock Exchange under the symbol SYI. The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2005, Bancorp had 1,237 shareholders of record, and approximately 3,100 non objecting beneficial owners holding shares in nominee or “street name”.

	2005			2004
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First	$25.30	$21.82	$0.11	$23.78	$20.51	$0.08
Second	23.49	20.97	0.11	23.55	19.45	0.10
Third	24.80	22.06	0.12	23.90	21.16	0.10
Fourth	25.50	22.55	0.13	24.70	21.88	0.11

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2005.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	27,100	$22.79	27,100	379,936
November 1-November 30	16,100	23.63	16,100	363,836
December 1-December 31	—	—	—	363,836
Total	43,200	$23.10	43,200	363,836

The Board of Directors of S.Y. Bancorp, Inc. approved a 400,000 share buyback plan in 1999.  The plan had no expiration date.  In February 2005, the Directors expanded this plan to allow for the repurchase of 550,000 shares between February 2005 and February 2006. In February 2006, the Board of Directors extended the term of this plan to February 2007.

Item 6.                                   Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2005	2004	2003	2002	2001

Net interest income	$49,235	$44,221	$42,748	$40,580	$34,945
Provision for loan losses	225	2,090	2,550	4,500	4,220
Net income	21,644	18,912	17,709	15,650	13,542

Per share data
Net income, basic	$1.56	$1.37	$1.31	$1.17	$1.02
Net income, diluted	1.53	1.33	1.27	1.12	0.98
Cash dividends declared	0.47	0.39	0.305	0.26	0.225
Book value	9.11	8.36	7.40	6.41	5.37
Market value	25.02	24.10	20.56	18.55	16.65

Average balances
Stockholders’ equity	$121,614	$109,414	$93,799	$79,417	$66,433
Assets	1,270,178	1,148,652	1,083,949	998,421	884,793
Federal Home Loan Bank advances	25,809	25,573	—	—	—
Long-term debt	20,769	20,799	20,829	20,867	14,336

Selected ratios
Return on average assets	1.70%	1.65%	1.63%	1.57%	1.53%
Return on average stockholders’ equity	17.80	17.28	18.88	19.71	20.38
Average stockholders’ equity to average assets	9.57	9.53	8.65	7.95	7.51
Net interest rate spread	3.79	3.82	3.86	3.90	3.60
Net interest rate margin, fully tax-equivalent	4.25	4.20	4.25	4.38	4.27
Non-performing loans to total loans	0.44	0.57	0.55	0.68	0.66
Non-performing assets to total assets	0.59	0.75	0.76	0.58	0.55
Net charge offs to average loans	0.07	0.15	0.29	0.47	0.36
Allowance for loan losses to average loans	1.19	1.37	1.38	1.48	1.52

Per share information has been adjusted to reflect stock split effective September 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2005, the Bank had twenty-three full service banking locations in Louisville and southern Indiana and one full service banking location in Indianapolis, Indiana. The combined effect of added convenience with the Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department, including the brokerage department, and by the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee” or other words with similar meaning. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for the Bank’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations or financial condition of the Bank’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses.  To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher provision for loan losses.  The accounting policy related to the allowance and provision for loan losses is applicable to the commercial banking segment of Bancorp.  The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact Bancorp’s financial position and its results from operations.  Additional information regarding income taxes is discussed in the “Income Taxes” section below and note 7 to the consolidated financial statements.

Overview of 2005

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

The 2005 business environment was influenced by a continuation of improving local economic trends and a rising interest rate environment.  With solid growth from all areas of the Bank, Bancorp completed its eighteenth consecutive year of higher earnings.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans, and rates paid on deposits directly impact profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Loan volume increased during 2005 and was crucial to growth in interest income. Deposits grew in support of loan growth. Net interest margin improved as Bancorp was able to hold down deposit costs even as market interest rates rose.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream. Non-interest income as a percentage of total revenues continued over 34% in 2005 and proved key to earnings growth.  Stock Yards Trust Company maintained new business growth in 2005, and revenues increased accordingly. Also, increases in revenues from bankcard transactions, brokerage activity and gains on sales of mortgage loans offset a decline in service charges on deposit accounts.

Results in 2005 were also positively affected by a significantly lower provision for loan losses.  Non-performing loans and net charge-offs reached their lowest level since 2000.  Bancorp’s process of evaluating the inherent risk in the portfolio considered this data and other information in the evaluation of the risk in the loan portfolio to determine the required balance in the allowance for loan losses account and the corresponding provision for loan losses.

Challenges for 2006 could include net interest margin contraction, loan growth and credit quality.

•                  Having benefited from loan rates repricing more quickly than deposit rates, market conditions could reverse, and lagging deposit costs could increase more than loan rates to impact net interest margin negatively.

•                  To achieve our goals for 2006, net loan growth must exceed that of 2005.

•                  The extremely low levels of charge offs and excellent asset quality may not be sustainable, and the provision for loan losses will respond to the credit quality of the loan portfolio.

Not a part of core earnings, but noteworthy for 2006, are unamortized debt issuance costs related to trust preferred securities. That debt is callable by Bancorp at management’s discretion beginning mid 2006, and if called, unamortized pre-tax debt issuance costs of approximately $879,000 would be expensed. Also as noted herein, Bancorp will begin recognizing expense for stock options in accordance with SFAS No. 123(R), Share-Based Payment, which is effective January 1, 2006. As detailed under the caption “Non-Interest Income and Non-Interest Expenses” and in Note 15 to the consolidated financial statements, Bancorp accelerated the vesting of stock options in 2005 to reduce expense related to these options in 2006 through

2009. Bancorp expects approximately $300,000 of non-cash compensation expense for 2006 related primarily to 2006 option grants.

The following sections will provide more details on subjects presented in this overview.

Results of Operations

Net income was $21,644,000 or $1.53 per share on a diluted basis for 2005 compared to $18,912,000 or $1.33 per share for 2004 and $17,709,000 or $1.27 per share for 2003.  The increase in 2005 net income was attributable to growth in net interest income and non-interest income and a significant reduction in the provision for loan losses, all of which were partially offset by increased non-interest expenses and taxes. Earnings include an 11.2% increase in fully taxable equivalent net interest income and a 9.9% increase in non-interest income.  Non-interest income improved mainly due to a 14.7% increase in income from investment management and trust.   Non-interest expenses increased 14.1% primarily from salaries and benefits and other non-interest expenses.  The provision for loan losses was down 89.2% for the year as credit quality continued to improve.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, is total interest income less total interest expense.  Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities.  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets.  Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax-equivalent interest data.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2005	2004	2003	2005/2004 Change		2004/2003 Change

Net interest income, tax-equivalent basis	$50,131	$45,091	$43,480	11.2%		3.7%
Net interest spread	3.79%	3.82%	3.86%	(3	)bp	(4	)bp
Net interest margin	4.25%	4.20%	4.25%	5	bp	(5	)bp
Average earning assets	$1,178,922	$1,074,845	$1,022,438	9.7%		5.1%
Five year treasury bond at year end	4.36%	3.61%	3.22%	75	bp	39	bp
Average five year treasury bond	4.04%	3.42%	2.93%	62	bp	49	bp
Prime rate at year end	7.25%	5.25%	4.00%	200	bp	125	bp
Average prime rate	6.19%	4.34%	4.12%	185	bp	22	bp

bp = basis point = 1/100th of a percent

Although the average prime rate increased 185 basis points in 2005 compared to the previous year, net interest margin increased 5 basis points and net interest spread decreased 3 basis points.

Prime rate is included above to provide a general indication of the interest rate environment in which the Bank operated.  A large portion of the Bank’s variable rate loans are indexed to the Bank’s prime rate and reprice as the prime rate changes, unless they reach a contractual floor or ceiling.  Many fixed rate loans are indexed to the five year Treasury bond.  The flattening of the Treasury yield curve negatively impacted interest spreads despite the Bank’s asset sensitive position in 2005.

The competitive environment held average loan yields to an increase of 45 basis points. Average interest costs on interest bearings deposits increased 55 basis points as Bancorp grew average interest bearing deposits $86,600,000, or 11.7%.

Management believes that interest rate increases in 2006 could have a positive impact on both spread and margin, while a decrease in interest rates could have a negative impact on net interest spread and margin.  During the rising rate environment of 2005, Bancorp was able to hold interest costs on deposits but believes that due to competitive pressures it will see a gradual increase in these deposit rates in 2006.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2005 simulation analysis indicates that an increase in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income % Change

Increase 200 bp	5.17
Increase 100 bp	2.57
Decrease 100 bp	(2.55)
Decrease 200 bp	(5.10)

To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. Based upon management’s assessment of interest rate sensitivity, Bancorp had no derivative financial instruments during fiscal years 2005 or 2004.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2005 and 2004 was impacted by volume increases and the higher average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2005/2004			2004/2003
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
(In thousands)	Net Change	Rate	Volume	Net Change	Rate	Volume

Interest income
Loans	$10,801	$4,359	$6,442	$1,069	$(2,651)	$3,720
Federal funds sold	343	324	19	(182)	21	(203)
Mortgage loans held for sale	121	23	98	(535)	(48)	(487)
Securities
Taxable	288	570	(282)	195	(413)	608
Tax-exempt	276	(95)	371	11	(132)	143
Total interest income	11,829	5,181	6,648	558	(3,223)	3,781

Interest expense
Deposits
Interest bearing demand deposits	574	812	(238)	22	(105)	127
Savings deposits	96	95	1	51	41	10
Money market deposits	2,888	2,225	663	388	360	28
Time deposits	2,498	610	1,888	(2,318)	(1,297)	(1,021)
Securities sold under agreements to repurchase and federal funds purchased	540	503	37	260	105	155
Other short-term borrowings	20	21	(1)	1	—	1
Federal Home Loan Bank advances	173	168	5	545	—	545
Long-term debt	—	3	(3)	(2)	1	(3)

Total interest expense	6,789	4,437	2,352	(1,053)	(895)	(158)

Net interest income	$5,040	$744	$4,296	$1,611	$(2,328)	$3,939

Bancorp’s net interest income increased $5,040,000 for the year ending December 31, 2005 compared to the same period of 2004 while 2004 compared to 2003 saw a $1,611,000 increase. Net interest income for the year 2005 compared to 2004 was positively impacted by a significant increase in volume and, to a lesser degree, an increase in rate. Although interest rates increased in 2005, which increased interest income, the effect on interest income was somewhat offset by an increase in expense from an increase in deposit rates. If the yield curve remains flat or inverts and if deposit rates continue to increase due to market competition, this could cause a decrease in net interest spread. Strong loan growth accounted for $6,442,000 of the increase in interest income due to volume which was somewhat offset by money market and time deposit growth which increased interest expense by $2,551,000 for the year of 2005 compared to 2004.

For the year 2004 compared to 2003, loan growth generated an increase of $3,720,000 in interest income. The decrease in average deposits lowered interest expense and increased net interest income.

Provision for Loan Losses

In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio, changes in lending personnel and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses is summarized below:

(Dollars in thousands)	2005	2004	2003

Provision for loan losses	$225	$2,090	$2,550
Allowance to loans at year end	1.14%	1.27%	1.33%
Allowance to average loans for year	1.19%	1.37%	1.38%

The provision for loan losses decreased during 2005 in response to Bancorp’s assessment of inherent risk in the loan portfolio.  Non-performing loans and net charge-offs reached their lowest year-end totals since 2000, pointing to outstanding loan quality during 2005.  As loans have grown and the provision for loan losses has decreased, the relationship of the allowance to loans at year end and to average loans has decreased. See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky metropolitan area. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2005 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2005, 2004 and 2003. The table shows the dollar and percentage change from 2004 to 2005 and from 2003 to 2004. Below the table is a discussion of significant changes and trends.

				2005/2004		2004/2003
(Dollars in thousands)	2005	2004	2003	Change	%	Change	%

Non-interest income
Investment management and trust services	$10,813	$9,427	$8,301	$1,386	14.7%	$1,126	13.6%
Service charges on deposit accounts	8,426	8,890	8,487	(464)	-5.2%	403	4.7%
Bankcard transaction revenue	1,704	1,262	1,013	442	35.0%	249	24.6%
Gains on sales of mortgage loans held for sale	1,391	1,064	2,552	327	30.7%	(1,488)	-58.3%
Gains on sales of securities available for sale	—	—	10	—	—	(10)	100.0%
Brokerage commissions and fees	2,055	1,675	1,272	380	22.7%	403	31.7%
Other	2,733	2,358	2,863	375	15.9%	(505)	-17.6%

	$27,122	$24,676	$24,498	$2,446	9.9%	$178	0.7%

Total non-interest income increased 9.9% for the year ending December 31, 2005 compared to the same period for 2004. The largest component of non-interest income is investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At December 31, 2005 assets under management totaled $1.4 billion compared to $1.3 billion at December 31, 2004 and $1.2 billion as of December 31, 2003.  Because assets under management are expressed in terms of fair value, increases in market value of existing accounts during the last two years and the attraction of new business have both served to increase assets under management.  Growth in the department’s assets consisted primarily of personal trust accounts during both 2005 and 2004.

Service charges on deposit accounts decreased $464,000, or 5.2%, for the year ending December 31, 2005 compared to the same period a year ago. Several factors contributed to the decline including lower overdraft activity levels compared to the prior year and the impact of free business checking. Additionally, the impact of higher interest rates on commercial analysis accounts served to increase earnings credits which are used to offset service charges.

Bankcard transaction revenue primarily represents income that the Bank derives from customers’ use of debit cards.  As the popularity of these cards has grown during 2005 and 2004, there have been increases in the number of transactions by existing cardholders as customers recognize the convenience that the cards offer.  The growth rate of this account was slowed during 2003 by a class action lawsuit brought by several retail merchants against VISA®USA and MasterCard® challenging rules imposed by VISA and MasterCard governing the acceptance of debit and credit cards by merchants.  The lawsuit resulted in a reduction of interchange rates effective August 1, 2003 and established that rates on and after January 2004 would be established from time to time reflecting competitive considerations.  Although the fees per transaction have been reduced, the Bank expects fees to continue to grow as volume growth should offset any rate reduction.

The Bank operates a mortgage banking company within its retail banking division of the Bank. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both the purchase of and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans. Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Record low mortgage rates in the first three quarters of 2003 led to record volume, while higher rates in late 2003 and in 2004 and 2005 led to an industry-wide slowdown in loan volume during 2004 and 2005. However, as a result of the addition of loan originators, mortgage volume in 2005 improved.

Brokerage commissions and fees increased during 2005 and 2004 as the sales efforts of our brokers helped to spur investor activity and resulted in higher brokerage commission levels.  Bancorp continues to be pleased to offer a full compliment of financial services to its customer base and feels that brokerage services are a key component of that strategy.

Other non-interest income increased during 2005 primarily as a result of increased income related to the purchase of two bank-owned life insurance (“BOLI”) policies during the second half of 2004. The BOLI policies were purchased to help offset increasing employee benefit costs. A total premium of $20 million, invested in the third quarter of 2004, generated income of $882,000 and $342,000 during 2005 and 2004, respectively.  Contributing factors to the decrease in non-interest income for 2004 compared to 2003 included the decrease related to mortgage refinancing fees and related income such as title insurance.  There were also a few one time items during 2003, the most significant being income of $256,000 related to the demutualization of an insurance company which held policies related to a defined benefit retirement plan for certain key officers.  See Note 14 to Bancorp’s consolidated financial statements for further discussion of the defined benefit retirement plan.

The following table provides a comparison of the components of non-interest expenses for 2005, 2004 and 2003. The table shows the dollar and percentage change from 2004 to 2005 and from 2003 to 2004. Below the table is a discussion of significant changes and trends.

				2005/2004		2004/2003
(Dollars in thousands)	2005	2004	2003	Change	%	Change	%

Non-interest expense
Salaries and employee benefits	$24,358	$21,652	$21,624	$2,706	12.5%	$28	0.1%
Net occupancy expense	3,444	3,027	2,623	417	13.8%	404	15.4%
Data processing expense	3,668	3,419	3,372	249	7.3%	47	1.4%
Furniture and equipment expense	1,191	1,178	1,062	13	1.1%	116	10.9%
State bank taxes	1,742	1,196	1,188	546	45.7%	8	0.7%
Other	10,209	8,621	8,756	1,588	18.4%	(135)	-1.5%

	$44,612	$39,093	$38,625	$5,519	14.1%	$468	1.2%

Salaries and benefits are the largest component of non-interest expenses.  Increases in personnel expense rose in part from increases in regular salaries during 2005 and 2004. Base salaries increased 6% in 2005 as a result of annual review increases and an increase in the number of full-time equivalent employees.  In 2004 Bancorp paid minimal bonuses as Bancorp did not reach the annual minimum target of 10% for earnings growth. However, with earnings improvement, this bonus resumed in 2005. Also contributing to the 2005 increase was Bancorp’s self-funded health insurance plan. The plan had experienced better than expected claims experience in 2004, but returned to more normal levels in 2005. The Bank continues to add employees to support growth. At December 31, 2005, the Bank had 442 full-time equivalent employees compared to 416 at the same date in 2004 and 385 for 2003.  There are no significant obligations for post-retirement or post-employment benefits.

Additionally, in late December of 2005, Bancorp accelerated the vesting of all employees’ stock options, which resulted in additional non-cash expense of approximately $32,000. By vesting these stock options early, Bancorp will avoid recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years. These options had been granted to 77 executive and senior officers and all were cumulatively in-the-money by approximately $579,000. In accordance with SFAS No. 123R, the fair value of stock options granted beginning January 1, 2006 will result in recognition of non-cash compensation expense. See Note 15 to Bancorp’s consolidated financial statements for further discussion of stock options.

Net occupancy expense has increased as the Bank has added banking centers.  During 2004, the Bank opened two locations.  It opened four locations in 2003.  In addition, in June 2004, the Bank’s Indianapolis, Indiana location was converted from a loan production office into a full service branch and was moved to a new location.  In 2003, the Investment Management and Trust department relocated to new office space.  At December 31, 2005 the Bank had twenty-four banking center locations including the main office.

Data processing expense rose as the Bank continues to update computer equipment and software as technology advances. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.  Furniture and fixtures expense has also increased with the addition of banking centers.  State bank taxes are based primarily on average capital and deposit levels, and these taxes have increased as capital and deposit totals have grown. Also in the third quarter of 2005, Bancorp re-evaluated state tax accruals and adjusted expenses accordingly.

Other non-interest expenses increased for the year ending December 31, 2005 compared to the same period of 2004 by $1,588,000. In late 2005 Bancorp made an additional $500,000 contribution to the Bank’s charitable foundation for continuing support of non-profit and community-oriented organizations in the Bancorp’s markets. The Bank formed this foundation in 1999 to promote a variety of charitable works. Legal and professional expenses increased mainly due to expenses related to listing on the NASDAQ and computer network consulting services. Also 2005 included an increase primarily due to expensing of obsolete or replaced equipment, facilities, equipment and software. In 2004, the decline in other expenses primarily related to a decline in mortgage banking activity offsetting increases in various expenses related to the Bank’s growth including advertising and marketing.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2005	2004	2003

Income tax expense	$9,876	$8,802	$8,362
Effective tax rate	31.3%	31.8%	32.1%

Bancorp’s overall tax rate has fallen due to increased investment in transactions that generate low income housing tax credits. As Bancorp continues to review its tax strategy and invest in these transactions, its 2006 effective tax rate should remain near the current level.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2005/2004		2004/2003
(Dollars in thousands)	2005	2004	2003	Change	%	Change	%

Average earning assets	$1,178,922	$1,074,845	$1,022,438	$104,077	9.7%	$52,407	5.1%
Average interest bearing liabilities	954,726	865,086	832,310	89,640	10.4%	32,776	3.9%
Average total assets	1,270,178	1,148,652	1,083,949	121,526	10.6%	64,703	6.0%
Total year end assets	1,330,438	1,212,015	1,118,521	118,423	9.8%	93,494	8.4%

The Bank has experienced steady growth in earning assets over the last several years. Growth of average earning assets occurred primarily in the area of loans. From 2004 to 2005, average loans increased 11.1%.  More specifically, period end commercial and industrial loans increased 4.5%, construction loans increased 54.3% and consumer loans increased 18.4%. Real estate loans, Bancorp’s largest loan category, decreased 2.4%.  During 2004, average loans increased 7.1% and average taxable securities grew 17.0%.

The increase in average interest bearing liabilities from 2004 to 2005 occurred primarily in money market deposits, savings and time deposits.  Total interest bearing accounts increased 11.7% and non-interest bearing accounts grew 9.7%. Bancorp held the average cost of the interest bearing deposits to 2.30%, a 55 basis point increase from 1.75% for 2004. In addition, Bancorp continued to utilize fixed rate advances from the Federal Home Loan Bank during 2005 as a more favorably priced alternative to time deposits.  Bancorp had an average of $25,809,000 in outstanding advances in 2005 compared to $25,573,000 and $0 in 2004 and 2003, respectively.

The growth in various types of interest bearing checking accounts in 2004 can be attributed to the Bank’s continued expansion in its primary market. On the other hand, average time deposits shrunk by 9.0% during 2004 as Bancorp utilized less expensive sources of funds. Based on slower than expected loan growth during the year and the availability of cheaper funding sources, Bancorp intentionally let some of the time deposits portfolio run off during 2004.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2005			Year 2004			Year 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$16,057	$515	3.21%	$14,604	$172	1.18%	$31,911	$354	1.11%
Mortgage loans held for sale	5,902	334	5.66%	4,137	213	5.15%	13,535	748	5.53%
Securities
Taxable	102,509	4,126	4.03%	110,283	3,873	3.51%	93,882	3,686	3.93%
Tax-exempt	35,895	1,958	5.45%	29,162	1,682	5.77%	26,777	1,671	6.24%
FHLB stock	3,298	165	5.00%	3,157	130	4.12%	3,034	122	4.02%
Loans, net of unearned income	1,015,261	66,141	6.51%	913,502	55,340	6.06%	853,299	54,271	6.36%

Total earning assets	1,178,922	73,239	6.21%	1,074,845	61,410	5.71%	1,022,438	60,852	5.95%

Less allowance for loan losses	12,662			12,592			11,971

	1,166,260			1,062,253			1,010,467

Non-earning assets
Cash and due from banks	34,485			32,257			30,201
Premises and equipment	25,913			25,503			23,784
Accrued interest receivable and other assets	43,520			28,639			19,497

Total assets	$1,270,178			$1,148,652			$1,083,949

	Year 2005			Year 2004			Year 2003
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$242,769	$2,830	1.17%	$269,120	$2,256	0.84%	$254,273	$2,234	0.88%
Savings deposits	47,081	217	0.46%	46,797	121	0.26%	41,657	70	0.17%
Money market deposits	166,458	3,902	2.34%	112,643	1,014	0.90%	108,029	626	0.58%
Time deposits	371,700	12,093	3.25%	312,848	9,595	3.07%	343,872	11,913	3.46%
Securities sold under agreements to repurchase and federal funds purchased	79,170	1,457	1.84%	76,173	917	1.20%	62,599	657	1.05%
Other short-term borrowings	970	29	2.99%	1,133	9	0.79%	1,051	8	0.76%
FHLB advances	25,809	718	2.78%	25,573	545	2.13%	—	—	—
Long-term debt	20,769	1,862	8.97%	20,799	1,862	8.95%	20,829	1,864	8.95%

Total interest bearing liabilities	954,726	23,108	2.42%	865,086	16,319	1.89%	832,310	17,372	2.09%

Non-interest bearing liabilities
Non-interest bearing demand deposits	169,971			155,005			140,239
Accrued interest payable and other liabilities	23,867			19,147			17,601

Total liabilities	1,148,564			1,039,238			990,150

Stockholders’ equity	121,614			109,414			93,799

Total liabilities and stockholders’ equity	$1,270,178			$1,148,652			$1,083,949

Net interest income		$50,131			$45,091			$43,480

Net interest spread			3.79%			3.82%			3.86%

Net interest margin			4.25%			4.20%			4.25%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $896,000, $870,000 and $732,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  Loan fees, net of deferrals, included in interest income amounted to $1,054,000, $1,591,000 and $1,484,000 in 2005, 2004 and 2003, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2005	2004	2003

Securities available for sale
U.S. Treasury and federal agency obligations	$105,188	$70,536	$91,238
Mortgage-backed securities	19,619	21,571	26,335
Obligations of states and political subdivisions	30,224	32,074	33,071
Other	1,919	1,983	1,950
	$156,950	$126,164	$152,594

Securities held to maturity
Mortgage-backed securities	$133	$294	$618
Obligations of states and political subdivisions	3,991	4,989	5,297
	$4,124	$5,283	$5,915

The maturity distribution and weighted average interest rates of debt securities at December 31, 2005, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and federal agencies	$29,437	4.16%	$61,783	3.65%	$13,968	4.85%	$—	—
Mortgage-backed securities	—	—	3,812	4.08%	11,560	4.30%	4,247	4.90%
Obligations of states and political subdivisions	1,439	5.69%	13,175	4.41%	12,796	6.75%	2,814	7.69%
Other	618	9.00%	—	—	—	—	1,301	7.76%
	$31,494	4.33%	$78,770	3.80%	$38,324	5.29%	$8,362	6.25%

Securities held to maturity
Mortgage-backed securities	$14	7.10%	$—	—	$58	6.50%	$61	5.94%
Obligations of states and political subdivisions	930	6.58%	3,061	6.68%	—	—	—	—
	$944	6.59%	$3,061	6.68%	$58	6.50%	$61	5.94%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2005	2004	2003	2002	2001

Commercial and industrial	$225,369	$215,755	$189,477	$175,002	$154,965
Construction and development	126,961	82,261	53,506	34,910	55,944
Real estate mortgage	524,755	537,491	500,610	484,330	422,290
Consumer	176,786	149,334	142,560	124,331	144,242
	$1,053,871	$984,841	$886,153	$818,573	$777,441

Real estate mortgage loans are comprised primarily of owner occupied commercial properties, investment commercial properties and residential properties.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2005, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$87,659	$106,402	$31,308	$225,369
Construction and development	61,028	56,684	9,249	126,961

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$56,119	$50,283
Due after five years	21,255	10,053
	$77,374	$60,336

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2005	2004	2003	2002	2001

Non-accrual loans	$3,709	$4,944	$4,417	$4,840	$3,775
Loans past due 90 days or more and still accruing	891	696	433	754	1,346

Non-performing loans	$4,600	$5,640	$4,850	$5,594	$5,121

Foreclosed real estate	3,226	3,284	3,633	310	63
Other foreclosed property	40	113	—	88	—

Non-performing assets	$7,866	$9,037	$8,483	$5,992	$5,184

Non-performing loans as a percentage of total loans	0.44%	0.57%	0.55%	0.68%	0.66%
Non-performing assets as a percentage of total assets	0.59%	0.75%	0.76%	0.58%	0.55%
Allowance for loan losses as a percentage of non-performing loans	262%	222%	243%	209%	214%

Non-performing loans as a percentage of total loans decreased 13 basis points compared to the prior year.  The overall level of non-performing loans as a percentage of total loans at December 31, 2005 is lower than the level seen over the last four years.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans for was $127,000, $144,000, and $127,000 for 2005, 2004, and 2003, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $382,000, $257,000, and $285,000 for 2005, 2004, and 2003, respectively.

In addition to the non-performing loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans totaled approximately $6,211,000, $5,234,000, and $722,000 at December 31, 2005, 2004, and 2003, respectively. These loans are monitored by management and considered in determining the level of the allowance for loan losses.  Management believes these loans currently do not present significant exposure to loss.

Non-performing assets as a percentage of total assets decreased 16 basis point from 2004 to 2005.   The decrease in non-performing assets as a percentage of total assets was the result of the decrease in non-performing loans. Foreclosed real estate primarily consists of property that secured one former loan made up of a residential subdivision development that has required several years for full disposition due to the nature of the property.  Some costs were capitalized as lots were made ready for sale, and partial dispositions of this real estate occurred during 2005 and 2004 as lots were sold. This asset is periodically evaluated for impairment. No impairment charges have been recorded.

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

•                  Allocations for loans not reviewed are based principally on historical charge-off information by loan type.

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

The method of calculating the allowance requirements has not changed significantly over time.  The reallocations among different categories of loans between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio as described above.  However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in non-performing loans.

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

	Year ended December 31
(Dollars in thousands)	2005	2004	2003	2002	2001

Average loans	$1,015,261	$913,502	$853,299	$792,770	$721,576

Balance of allowance for loan losses at beginning of year	$12,521	$11,798	$11,705	$10,965	$9,331
Loans charged off
Commercial and industrial	300	703	467	1,736	1,203
Construction and development	—	—	986	—	—
Real estate mortgage	241	583	690	602	327
Consumer	822	793	1,071	1,628	1,259

Total loans charged off	1,363	2,079	3,214	3,966	2,789

Recoveries of loans previously charged off
Commercial and industrial	207	236	115	37	32
Construction and development	—	—	—	—	—
Real estate mortgage	78	11	254	9	—
Consumer	367	465	388	160	171

Total recoveries	652	712	757	206	203

Net loans charged off	711	1,367	2,457	3,760	2,586
Additions to allowance charged to expense	225	2,090	2,550	4,500	4,220

Balance at end of year	$12,035	$12,521	$11,798	$11,705	$10,965

Ratio of net charge-offs during year to average loans	0.07%	0.15%	0.29%	0.47%	0.36%

The overall decrease in charge-offs during 2005 can be attributed primarily to the commercial and industrial portfolio and real estate mortgages.  See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2005	2004	2003	2002	2001

Commercial and industrial	$3,762	$4,366	$4,085	$4,550	$2,936
Construction and development	744	687	1,887	572	1,066
Real estate mortgage	2,712	2,500	1,598	2,350	3,024
Consumer	2,074	2,011	1,571	1,607	1,779
Unallocated	2,743	2,957	2,657	2,626	2,160
	$12,035	$12,521	$11,798	$11,705	$10,965

The changes in the allocation of the allowance from year to year in various categories are influenced greatly by the level of net charge-offs in the respective categories and other factors including, but not limited to, risk allocations tied to specific loans or groups of loans and changes in overall qualitative allocations.

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

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2005	2004	2003	2002	2001

Commercial and industrial	21.4%	21.9%	21.4%	21.4%	19.6%
Construction and development	12.0%	8.3%	6.0%	4.3%	7.2%
Real estate mortgage	49.8%	54.6%	56.5%	59.1%	65.1%
Consumer	16.8%	15.2%	16.1%	15.2%	8.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2005	2004	2003

Provision for loans losses to average loans	0.02%	0.23%	0.30%
Net charge-offs to average loans	0.07%	0.15%	0.29%
Allowance for loan losses to average loans	1.19%	1.37%	1.38%
Allowance for loan losses to year end loans	1.14%	1.27%	1.33%

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

	Years ended December 31
	2005		2004		2003
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$169,971	—	$155,005	—	$140,239	—
Interest bearing demand deposits	242,769	1.17%	269,120	0.84%	254,273	0.88%
Savings deposits	47,081	0.46%	46,797	0.26%	41,657	0.17%
Money market deposits	166,458	2.34%	112,643	0.90%	108,029	0.58%
Time deposits	371,700	3.25%	312,848	3.07%	343,872	3.46%
	$997,979		$896,413		$888,070

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005, are summarized as follows:

(In thousands)	Amount

3 months or less	$25,768
Over 3 through 6 months	12,533
Over 6 through 12 months	25,553
Over 12 months	60,220

$124,074

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service. These agreements generally have maturities of one to four days from the transaction date.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2005		2004		2003
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$79,886	2.17%	$72,084	1.42%	$66,102	0.95%
Average during year	78,360	1.83%	70,593	1.18%	61,571	1.05%
Maximum month end balance during year	87,987		85,395		71,748

Subordinated Debentures

Subordinated debentures are long term debt and consist primarily of a trust preferred security issued in June 2001. The trust preferred security has a coupon of 9% and is callable in June 2006. If Bancorp’s management would decide to call the security, Bancorp would incur pre-tax expense of approximately $879,000 due to the write-off of debt issuance costs. See Note 11 for further information regarding subordinated debentures.

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

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. At December 31, 2005, the amount of available credit from the FHLB totaled $76 million. Bancorp’s ability to borrow from the FHLB has been reduced by the Bank’s use of fixed rate advances. See Note 10 for further information regarding advances from the Federal Home Loan Bank. Additionally, the Bank has federal funds purchased lines with correspondent banks totaling $58 million. Bancorp can also borrow from the Federal Reserve Bank of St. Louis based upon its asset size. Bancorp has in the past had a line of credit with a correspondent bank and management believes it has the ability to restore a line of credit with an outside bank at any time.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 16 to Bancorp’s consolidated financial statements, the Bank may pay up to $21,878,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2005 are as follows:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years

Unused loan commitments	$308,679	$118,466	$54,781	$63,808	$71,624
Standby letters of credit	13,453	11,470	1,982	1	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp. The Bank also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits. See Note 8, Note 10, Note 11 and Note 14 to Bancorp’s consolidated financial statements for further information on the defined benefit retirement plan, Federal Home Loan Bank advances, subordinated debentures and time deposits.

The required payments under such commitments at December 31, 2005 are as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years

Operating leases	$10,039	$1,335	$2,327	$1,371	$5,006
Defined benefit retirement plan	5,081	174	348	323	4,236
Federal Home Loan Bank advances	40,000	10,000	30,000	—	—
Subordinated debentures	20,769	—	—	—	20,769
Time deposits	386,875	195,122	148,202	25,228	18,323

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2005	2004	2003

Stockholders’ equity	$125,797	$116,647	$100,414
Dividends per share	$0.470	$0.390	$0.305
Tier 1 risk-based capital	13.44%	13.64%	13.46%
Total risk-based capital	14.56%	14.91%	14.74%
Leverage ratio	11.15%	11.34%	10.61%

The increase in stockholders’ equity from 2004 to 2005 was primarily due to net income less the effect of dividends paid to shareholders. Equity was also affected to a lesser extent by shares issued for options and employee benefit plans, shares repurchased and the impact of changes in market value on the unrealized gain in the investment portfolio.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. Note 19 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Bancorp first implemented a stock repurchase plan in 1999. The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans. In February 2005, the Directors expanded this plan to allow for the repurchase of 550,000 shares between February 2005 and February 2006. In February 2006, the Board of Directors extended the term of this plan to February 2007. Shares repurchased in 2005, including both the 1999 plan and 2005 expanded plan, totaled 234,264 at an average price of $23.46.

A component of equity is accumulated other comprehensive income (loss) which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income (loss) was ($1,197,000) and $420,000 at December 31, 2005 and 2004, respectively. The $1,617,000 decrease in accumulated other comprehensive income is primarily a reflection of the effect of the increasing interest rate environment during fiscal year 2005 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2005	2004	2003

Return on average assets	1.70%	1.65%	1.63%
Return on average stockholders’ equity	17.80%	17.28%	18.88%
Dividend pay out ratio, based on basic EPS	30.13%	28.47%	23.28%
Average stockholders’ equity to average assets	9.57%	9.53%	8.65%

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and the measurement of an impairment loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Bancorp began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. On November 3, 2005 the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP specifically nullifies certain requirements of EITF 03-1 but carries forward the disclosure requirements. Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1 and the aforementioned FSPs.

In December 2004, FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123(revised), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation under the intrinsic value method using Accounting Practice Bulletin Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provided the SEC’s views on the implementation of SFAS No. 123R and their views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also lays out the SEC’s positions regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB 107 further discusses the valuation of share-based payment arrangement for public companies. SFAS No. 123R and SAB No. 107 are effective for the Bancorp on January 1, 2006 and must be fully implemented for any reporting periods following that date. As of January 1, 2006, Bancorp has adopted SFAS No. 123R and the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. On December 31, 2005, Bancorp accelerated vesting on employee stock-based compensation outstanding at that date. See the information provided in the stock-based compensation section of this note to the consolidated financial statements for further discussion of the implementation of this standard. Bancorp expects the impact of adopting this statement on Bancorp’s consolidated financial statements for 2006 to be an additional compensation expense of approximately $300,000.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2005	2004

Assets
Cash and due from banks	$34,082	$31,030
Federal funds sold	9,957	517
Mortgage loans held for sale	7,444	5,528
Securities available for sale (amortized cost $158,371 in 2005 and $125,013 in 2004)	156,950	126,164
Securities held to maturity (approximate fair value $4,180 in 2005 and $5,465 in 2004)	4,124	5,283
Federal Home Loan Bank stock	3,391	3,226
Loans	1,053,871	984,841
Less allowance for loan losses	12,035	12,521
Net loans	1,041,836	972,320
Premises and equipment	25,187	26,266
Accrued interest receivable and other assets	47,467	41,681

Total assets	$1,330,438	$1,212,015

Liabilities
Deposits
Non-interest bearing	$180,628	$159,342
Interest bearing	850,729	790,741
Total deposits	1,031,357	950,083

Securities sold under agreements to repurchase and federal funds purchased	79,886	73,284
Other short-term borrowings	2,139	1,176
Accrued interest payable and other liabilities	30,490	20,026
Federal Home Loan Bank advances	40,000	30,000
Subordinated debentures	20,769	20,799

Total liabilities	1,204,641	1,095,368

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,815,837 shares in 2005 and 13,948,981 shares in 2004	6,931	7,373
Additional paid-in capital	14,773	18,684
Retained earnings	105,290	90,170
Accumulated other comprehensive (loss) income	(1,197)	420

Total stockholders’ equity	125,797	116,647

Total liabilities and stockholders’ equity	$1,330,438	$1,212,015

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Interest income
Loans	$65,835	$54,726	$54,025
Federal funds sold	515	172	354
Mortgage loans held for sale	334	213	748
Securities
Taxable	4,291	4,003	3,808
Tax-exempt	1,368	1,426	1,185

Total interest income	72,343	60,540	60,120

Interest expense
Deposits	19,042	12,986	14,843
Securities sold under agreements to repurchase and federal funds purchased	1,457	917	657
Other short-term borrowings	29	9	8
Federal Home Loan Bank advances	718	545	—
Subordinated debentures	1,862	1,862	1,864

Total interest expense	23,108	16,319	17,372
Net interest income	49,235	44,221	42,748

Provision for loan losses	225	2,090	2,550
Net interest income after provision for loan losses	49,010	42,131	40,198

Non-interest income
Investment management and trust services	10,813	9,427	8,301
Service charges on deposit accounts	8,426	8,890	8,487
Bankcard transaction revenue	1,704	1,262	1,013
Gains on sales of mortgage loans held for sale	1,391	1,064	2,552
Gains on sales of securities available for sale	—	—	10
Brokerage commissions and fees	2,055	1,675	1,272
Other	2,733	2,358	2,863
Total non-interest income	27,122	24,676	24,498

Non-interest expense
Salaries and employee benefits	24,358	21,652	21,624
Net occupancy expense	3,444	3,027	2,623
Data processing expense	3,668	3,419	3,372
Furniture and equipment expense	1,191	1,178	1,062
State bank taxes	1,742	1,196	1,188
Other	10,209	8,621	8,756

Total non-interest expense	44,612	39,093	38,625

Income before income taxes	31,520	27,714	26,071
Income tax expense	9,876	8,802	8,362
Net income	$21,644	$18,912	$17,709
Net income per share, basic	$1.56	$1.37	$1.31
Net income per share, diluted	$1.53	$1.33	$1.27

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2005
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except per share data)	Number of Shares	Amount

Balance December 31, 2002	13,433	$5,858	$14,889	$63,081	$2,239	$86,067
Net income	—	—	—	17,709	—	17,709
Change in other comprehensive loss, net of tax	—	—	—	—	(765)	(765)
Shares issued for stock options exercised and employee benefit plans	145	274	1,301	—	—	1,575
Cash dividends, $0.305 per share	—	—	—	(4,131)	—	(4,131)
Shares repurchased	(2)	(4)	(37)	—	—	(41)

Balance December 31, 2003	13,576	$6,128	$16,153	$76,659	$1,474	$100,414

Net income	—	—	—	18,912	—	18,912
Change in other comprehensive loss, net of tax	—	—	—	—	(1,054)	(1,054)
Shares issued for stock options exercised and employee benefit plans	384	1,295	2,709	—	—	4,004
Cash dividends, $0.39 per share	—	—	—	(5,401)	—	(5,401)
Shares repurchased	(11)	(50)	(178)	—	—	(228)

Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647
Net income	—	—	—	21,644	—	21,644
Change in other comprehensive loss, net of tax	—	—	—	—	(1,617)	(1,617)
Non-cash compensation expense from early vesting of stock options, net of tax	—	—	32	—	—	32
Shares issued for stock options exercised and employee benefit plans	101	337	774	—	—	1,111
Cash dividends, $0.47 per share	—	—	—	(6,524)	—	(6,524)
Shares repurchased	(234)	(779)	(4,717)	—	—	(5,496)

Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In thousands)	2005	2004	2003

Net income	$21,644	$18,912	$17,709

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized holding losses arising during the period (net of tax of $899, $556, and $327, respectively)	(1,669)	(1,035)	(661)
Reclassification adjustment for gains included in net income (net of tax of $4)	—	—	(7)
Minimum pension liability adjustment (net of tax of $28, $10, and $52, respectively)	52	(19)	(97)

Other comprehensive loss	(1,617)	(1,054)	(765)

Comprehensive income	$20,027	$17,858	$16,944

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2005	2004	2003

Operating activities	$21,644	$18,912	$17,709
Net income
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for loan losses	225	2,090	2,550
Depreciation, amortization and accretion, net	3,257	3,168	2,921
Provision for deferred income taxes (benefit)	(56)	(130)	402
Gains on sales of securities available for sale	—	—	(10)
Gains on sales of mortgage loans held for sale	(1,391)	(1,064)	(2,552)
Loss on the disposal of premises and equipment	115	5	9
Loss on the sale of other real estate	43	204	233
Bank owned life insurance	881	342	—
Origination of mortgage loans held for sale	(115,962)	(95,937)	(238,155)
Proceeds from sales of mortgage loans held for sale	115,437	94,630	265,084
Non cash compensation expense from early vesting of stock options, net of tax	32	—	—
Income tax benefit of stock options exercised	260	794	370
Increase in accrued interest receivable and other assets	(5,010)	(2,460)	(9,626)
Increase (decrease) in accrued interest payable and other liabilities	9,373	(2,712)	4,560
Net cash provided by operating activities	28,848	17,842	43,495

Investing activities
Purchases of securities available for sale	(84,062)	(91,872)	(146,867)
Proceeds from sales of securities available for sale	—	—	1,014
Proceeds from maturities of securities available for sale	50,497	116,480	107,340
Proceeds from maturities of securities held to maturity	1,164	631	3,467
Net increase in loans	(70,963)	(99,579)	(65,462)
Purchases of premises and equipment	(2,257)	(4,550)	(5,465)
Purchase of bank-owned life insurance	—	(20,000)	—
Proceeds from sales of other real estate	1,363	1,177	1,108
Net cash used in investing activities	(104,258)	(97,713)	(104,865)

Financing activities
Net increase in deposits	81,274	68,217	20,779
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	6,602	(18,818)	39,443
Net increase (decrease) in other short-term borrowings	963	(56)	(1,425)
Repayments of subordinated debentures	(30)	(30)	(30)
Repayments of Federal Home Loan Bank advances	(10,000)	—	—
Proceeds from Federal Home Loan Bank advances	20,000	30,000	—
Proceeds from stock options	851	3,210	1,205
Common stock repurchases	(5,496)	(228)	(41)
Cash dividends paid	(6,262)	(4,953)	(3,985)
Net cash provided by financing activities	87,902	77,342	55,946

Net increase (decrease) in cash and cash equivalents	12,492	(2,529)	(5,424)

Cash and cash equivalents at beginning of year	31,547	34,076	39,500

Cash and cash equivalents at end of year	$44,039	$31,547	$34,076
Supplemental cash flow information:
Income tax payments	$10,305	$7,525	$7,700
Cash paid for interest	22,891	16,215	17,522
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,222	$476	$4,575

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

The Bank is engaged in commercial banking services and trust and investment management services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana. A secondary market is Indianapolis, Indiana where the Bank has one full service private banking office.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and income tax assets, estimated liabilities and expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value on an individual loan basis. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value net of any origination costs. All mortgage servicing rights are released upon sale of the related loan.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred over the life of the related loan. Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest received on non-accrual loans is generally applied to principal. Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that adequately provides for probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on reviews of individual credits and the underlying collateral, recent loss experience, current economic conditions, the risk characteristics of the various loan categories and such other factors that, in management’s judgment, deserve current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses and reduced by net loan charge-offs.

Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 39 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases, including renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Assets

Bancorp ceased the amortization of goodwill effective January 1, 2002 in accordance with generally accepted accounting principles. The amount of goodwill impairment, if any, is measured and evaluated annually for potential impairment. No impairment charges have been recorded.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense. At December 31, 2005 and 2004, other real estate owned was $3,226,000 and $3,284,000, respectively.

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

Repurchased Shares of Common Stock

The repurchase of Bancorp’s common stock is recorded at cost, and repurchased shares return to the status of authorized, but unissued. Amounts recorded in common stock are based on the stated value of the shares, as there is no par value. Residual amounts are recorded in additional paid in capital.

Income Taxes

Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. Bancorp invests in certain low-income housing projects that yield investment tax credits and tax deductible losses. These tax benefits are recognized in income tax expense using an effective yield method over the life of the investment.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Bancorp, this includes net income, changes in unrealized gains and losses on available for sale investment securities, net of taxes, and minimum pension liability adjustments, net of taxes.

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-four full service banking locations. These services include lending, receiving deposits, providing cash management services, safe deposit box rental, mortgage lending and investment management and trust activities. The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Bancorp continued to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” by expensing only the intrinsic value of any share-based awards and elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. Bancorp has measured compensation cost for stock-based compensation plans as the difference between the exercise price of the options granted and the fair market value of Bancorp’s stock at the grant date. Bancorp has disclosed below pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

Bancorp’s as reported and pro forma information for the years ended December 31 follow:

(In thousands, except per share data)	2005	2004	2003

Net income, as reported	$21,644	$18,912	$17,709
Plus non-cash compensation expense	32	—	—
Less stock-based compensation expense determined under fair value method	1,439	680	614

Pro forma net income	$20,237	$18,232	$17,095

Basic EPS:
As reported	$1.56	$1.37	$1.31
Pro forma	1.46	1.32	1.27
Diluted EPS:
As reported	1.53	1.33	1.27
Pro forma	1.43	1.29	1.22

The Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding on December 31, 2005. This action resulted in two financial reporting implications. First, the remaining fair value of all outstanding stock options was recognized in 2005 as part of the pro-forma footnote disclosures above. Second, Bancorp recognized $32,000 of compensation expense in the fourth quarter of 2005 based on an estimate of costs of those awards that would have expired unexercisable pursuant to original terms using a forfeiture rate based on historical experience.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2005	2004	2003

Assumptions Used in Option Valuation
Dividend yield	1.56%	1.70%	1.48%
Expected volatility	16.60%	16.72%	17.78%
Risk free interest rate	4.13%	4.12%	4.00%
Expected life of options (in years)	7.0	7.0	7.0

As of January 1, 2006, Bancorp has adopted SFAS No. 123R and the “modified prospective” method in which compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Because vesting was accelerated for all employee options outstanding at December 31, 2005, only options held by non-employee directors remain unvested as of the effective date.

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and the measurement of an impairment loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Bancorp began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. On November 3, 2005 the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP specifically nullifies certain requirements of EITF 03-1 but carries forward the disclosure requirements. Bancorp’s disclosures in Note 3 to the consolidated financial statements incorporate the requirements of EITF No. 03-1 and the aforementioned FSPs.

In December 2004, FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123(revised), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation under the intrinsic value method using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provided the SEC’s views on the implementation of SFAS No. 123R and their views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also lays out the SEC’s positions regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB 107 further discusses the valuation of share-based payment arrangement for public companies. SFAS No. 123R and SAB No. 107 are effective for Bancorp on January 1, 2006 and must be fully implemented for any reporting periods following that date. As of January 1, 2006, Bancorp has adopted SFAS No. 123R and the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. On December 31, 2005, Bancorp accelerated vesting on employee stock-based compensation outstanding at that date. See the information provided in the stock-based compensation section of this note to the consolidated financial statements for further discussion of the implementation of this standard.

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

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $13,357,000 and $12,059,000 at December 31, 2005 and 2004, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and approximate fair value of securities available for sale follow:

	Amortized Cost	Unrealized		Approximate Fair Value
(In thousands)		Gains	Losses

December 31, 2005
U.S. Treasury and federal agencies	$106,655	$86	$1,553	$105,188
Mortgage-backed securities	20,001	94	476	19,619
Obligations of states and political subdivisions	29,846	729	351	30,224
Other	1,869	50	—	1,919

	$158,371	$959	$2,380	$156,950

December 31, 2004
U.S. Treasury and federal agencies	$70,613	$572	$649	$70,536
Mortgage-backed securities	21,568	164	161	21,571
Obligations of states and political subdivisions	30,963	1,214	103	32,074
Other	1,869	114	—	1,983

	$125,013	$2,064	$913	$126,164

Other consists of trust preferred securities of other bank holding companies.

The amortized cost, unrealized gains and losses, and approximate fair value of securities held to maturity follow:

	Amortized Cost	Unrealized		Approximate Fair Value
(In thousands)		Gains	Losses

December 31, 2005
Mortgage-backed securities	$133	$3	$1	$135
Obligations of states and political subdivisions	3,991	54	—	4,045

	$4,124	$57	$1	$4,180

December 31, 2004
Mortgage-backed securities	$294	$9	$—	$303
Obligations of states and political subdivisions	4,989	173	—	5,162

	$5,283	$182	$—	$5,465

A summary of debt securities as of December 31, 2005 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$31,531	$31,494	$944	$948
Due after one year through five years	80,477	78,770	3,061	3,112
Due after five year through ten years	38,224	38,324	58	60
Due after ten years	8,139	8,362	61	60

	$158,371	$156,950	$4,124	$4,180

Securities with a carrying value of approximately $108,932,000 at December 31, 2005 and $99,509,000 at December 31, 2004 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2005 and 2004, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2005
U.S. Treasury and federal agencies	$40,402	$334	$37,285	$1,219	$77,687	$1,553
Mortgage-backed securities	3,483	66	11,999	410	15,482	476
Obligations of states and political subdivisions	3,490	77	8,033	274	11,523	351

Total temporarily impaired securities	$47,375	$477	$57,317	$1,903	$104,692	$2,380

December 31, 2004
U.S. Treasury and federal agencies	$26,638	$404	$11,771	$245	$38,409	$649
Mortgage-backed securities	8,137	35	7,291	126	15,428	161
Obligations of states and political subdivisions	2,712	15	5,494	88	8,206	103

Total temporarily impaired securities	$37,487	$454	$24,556	$459	$62,043	$913

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability hold for the foreseeable future, and the decline in fair values is largely due to an increase in interest rates from the purchase date. The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline. These investments consist of 47 separate investment positions as of December 31, 2005 and 2004 that are not considered other-than-temporarily impaired.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2005	2004

Commercial and industrial	$225,369	$215,755
Construction and development	126,961	82,261
Real estate mortgage	524,755	537,491
Consumer	176,786	149,334

	$1,053,871	$984,841

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

Information about impaired loans follows:

	December 31,
(In thousands)	2005	2004

Principal balance of impaired loans	$3,709	$4,944
Impaired loans with a valuation allowance	1,875	2,725
Amount of valuation allowance	916	812
Impaired loans with no valuation allowance	1,834	2,219
Average balance of impaired loans for year	4,486	4,241

Interest income on non-accrual loans (cash basis) was $127,000, $144,000 and $127,000 in 2005, 2004, and 2003, respectively. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $382,000, $257,000 and $285,000 in 2005, 2004 and 2003, respectively.

Non-performing loans include the balance of impaired loans plus any loans over ninety days past due and still accruing interest. Loans past due more than ninety days or more and still accruing interest amounted to $891,000 in 2005 and $696,000 in 2004.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table. Included in new loans and repayments are advances and repayments on lines of credit.

	Year Ended December 31,
Loans to directors and executive officers	2005	2004
(in thousands)
Balance as of January 1	$5,370	$6,909
New loans	41,254	34,570
Repayments	40,378	36,109

Balance as of December 31	$6,246	$5,370

Deposit balances of directors and executive officers as of December 31	$2,216	$1,959

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Balance at January 1	$12,521	$11,798	$11,705
Provision for loan losses	225	2,090	2,550
Loans charged off	1,363	2,079	3,214
Recoveries	652	712	757

Net loan charge-offs	711	1,367	2,457

Balance at December 31	$12,035	$12,521	$11,798

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2005	2004

Land	$4,586	$3,576
Buildings and improvements	20,483	20,338
Furniture and equipment	16,860	16,772
Construction in progress	205	155

	42,134	40,841

Accumulated depreciation and amortization	16,947	14,575

	$25,187	$26,266

Depreciation expense related to premises and equipment was $3,221,000 in 2005, $3,064,000 in 2004 and $2,692,000 in 2003.

(6) Accrued Interest Receivable and Other Assets

A summary of the major components of accrued interest receivable and other assets follows:

	December 31,
(In thousands)	2005	2004

Cash surrender value of life insurance	$24,464	$23,060
Other real estate owned and other foreclosed property	3,266	3,397
Accrued interest receivable	5,951	4,533
Net deferred tax asset	4,460	3,533
Trust preferred securities issuance costs	897	932
Goodwill	682	682
Other	7,747	5,544

	$47,467	$41,681

(7) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Expense (benefit) applicable to operations:
Current	$9,932	$8,932	$7,960
Deferred	(56)	(130)	402

Total applicable to operations	9,876	8,802	8,362

Charged (credited) to stockholders’ equity:
Unrealized loss on securities available for sale	(899)	(556)	(327)
Stock options exercised	(260)	(794)	(370)
Minimum pension liability adjustment	28	(10)	(52)

	$8,745	$7,442	$7,613

An analysis of the difference between the statutory and effective tax rates follows:

	Year Ended December 31,
	2005	2004	2003

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.2)%	(2.6)%	(2.0)%
Other, net	(1.5)%	(0.6)%	(0.9)%

	31.3%	31.8%	32.1%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2005	2004

Deferred tax assets
Allowance for loan losses	$4,212	$4,382
Deferred compensation	1,411	1,020
Other	185	465

Total deferred tax assets	5,808	5,867

Deferred tax liabilities
Securities	102	900
Property and equipment	976	1,357
Other	270	77

Total deferred tax liabilities	1,348	2,334

Net deferred tax asset	$4,460	$3,533

No valuation allowance for deferred tax assets was recorded as of December 31, 2005 and 2004 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period. Management believes that it is more likely than not that all of the deferred tax assets will be realized.

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2005	2004

Interest bearing demand	$235,871	$267,461
Savings	48,707	44,540
Money market	179,276	141,200
Time deposits greater than $100	124,074	103,026
Other time deposits	262,801	234,514

	$850,729	$790,741

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,915,000, $3,087,000, and $3,483,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

(In thousands)

2006	$195,122
2007	123,115
2008	25,087
2009	25,228
2010	17,561
Thereafter	762

$386,875

(9) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services. Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004

Average balance during the year	$78,360	$70,593
Average interest rate during the year	1.83%	1.18%
Maximum month-end balance during the year	$87,987	$85,395

(10) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to $76 million under terms to be established at the time of the advance. Advances from the FHLB are collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank had three fixed rate non-callable advances under this agreement totaling $40 million and $30 million as of December 31, 2005 and 2004, respectively. The Bank views the borrowings as a low cost alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates:

	December 31, 2005		December 31, 2004
(In thousands)	Advance	Rate	Advance	Rate

2005			$10,000	1.52%
2006	$10,000	2.16%	10,000	2.16%
2007	10,000	2.73%	10,000	2.73%
2008	20,000	4.83%	—	—
	$40,000	3.64%	$30,000	2.14%

The Bank also has a standby letter of credit from the FHLB for $20 million outstanding at December 31, 2005. Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank. As a part of this transaction, Kentucky law requires these deposits above the

$100,000 per account protection provided by the FDIC, to be backed by some form of collateral. The standby letter of credit from the FHLB collateralizes these accounts.

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

The Bank had subordinated debentures outstanding amounting to $150,000 at December 31, 2005 and $180,000 at December 31, 2004. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2005, the rate on these debentures was 4.25%, while in 2004 the rate was 3.00%. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank. While the debentures mature in 2049, the owners may redeem the debentures at any time.

(12) Preferred Stock

At Bancorp’s Annual Meeting of Shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of December 31, 2005.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2005	2004	2003

Net income, basic and diluted	$21,644	$18,912	$17,709

Average shares outstanding for basic EPS calculation	13,888	13,797	13,481
Effect of dilutive securities	227	372	494

Average shares outstanding including dilutive securities	14,115	14,169	13,975

Net income per share, basic	$1.56	$1.37	$1.31

Net income per share, diluted	$1.53	$1.33	$1.27

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership (“ESOP”) and 401(k) profit sharing plan and a non-qualified deferred compensation plan. Both plans are defined contribution plans. The ESOP/401(k) plan is available to all employees meeting certain eligibility requirements. The non-qualified plan is for certain key officers. Expenses of the plans for 2005, 2004, and 2003 were $1,104,000, $1,067,000, and $980,000, respectively. Contributions are made in accordance with the terms of the plan. As of December 31, 2005 and 2004, the ESOP/401(k) plan held 359,118 and 343,570, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary. The Bank makes no contributions to these plans.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. Bancorp uses a December 31 measurement date for this plan. At December 31, 2005 and 2004, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2,113,000 and $2,133,000, respectively. A discount rate of 5.75% was used in 2005 and 2004 in determining the actuarial present value of the projected benefit obligation.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	December 31,
(Dollars in thousands)	2005	2004

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	117	118
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net losses	28	33

Net periodic benefit cost	$145	$151

The following table sets forth the plan’s benefit obligations, the fair value of plan assets and funded status at December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004

Pension Benefits
Benefit obligation at December 31	$2,113	$2,133
Fair value of plan assets at December 31	—	—

Funded status	(2,113)	(2,133)

Benefit costs recognized and accrued in the consolidated financial statements	$1,690	$1,629

The following table sets forth additional information concerning Bancorp’s unfunded, non-qualified, defined benefit retirement plan as of December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004

Pension Benefits
Benefit cost	$145	$151
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	90	90

The benefits expected to be paid in each year from 2006 to 2010 are $174,000, $174,000, $174,000, $174,000 and $149,000, respectively. The aggregate benefits expected to be paid beyond 2010 are $4,236,000. The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2005.

There are no significant obligations for other post-retirement and post-employment benefits.

(15) Stock Options

In 1995, shareholders approved a stock incentive plan. Under this plan there were a total of 1,560,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors. This plan expired in 2005. At the 2005 annual meeting, shareholders approved the 2005 Stock Incentive Plan under which 700,000 shares of common stock were reserved for issuance of stock based awards.

As of December 31, 2005, there were 698,500 shares available for future awards. Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date. Activity with respect to outstanding options follows:

(In thousands, except per share data)	Share options	Weighted average exercised price per share

Outstanding at December 31, 2002	1,098	$10.36
Granted	142	21.15
Exercised	(110)	5.26
Forfeited	(4)	14.16

Outstanding at December 31, 2003	1,126	12.27
Granted	177	23.82
Exercised	(335)	6.56
Forfeited	(50)	17.52

Outstanding at December 31, 2004	918	16.22
Granted	3	22.61
Exercised	(91)	6.56
Forfeited	(28)	21.45

Outstanding at December 31, 2005	802	$17.16

The weighted average fair values of options granted in 2005, 2004 and 2003 were $5.13, $5.27 and $5.00, respectively.

The Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding on December 31, 2005. This action resulted in two financial reporting implications. First, the remaining fair value of all outstanding employee stock options was recognized in 2005 as part of the pro-forma footnote disclosures above. Second, Bancorp recognized $32,000 of compensation expense in the fourth quarter of 2005 based on an estimate of costs of those awards that would have expired unexercisable pursuant to original terms using a forfeiture rate based on historical experience. By vesting these stock options early, Bancorp will avoid recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years. These options had been granted to 77 executive and senior officers and all were in-the-money cumulatively by approximately $579,000 at the time of vesting. 8,000 options will continue to vest on their original terms. These options have been granted to non-employee directors and require approval by stockholders to amend the vesting schedule. No such approval was requested nor is expected to be sought.

Options outstanding at December 31, 2005 were as follows:

(in thousands, except per share data)

Option price per share	Expiration	Number of options outstanding	Options exercisable	Weighted average exercise price

$7.250	2007	32	32	$7.25
10.250	2008	32	32	10.25
11.969-12.00	2009	49	49	11.97
10.125-10.5	2010	152	152	10.39
16.80	2011	130	130	16.80
19.55	2012	120	120	19.55
18.95-21.18	2013	120	118	21.14
21.26-23.95	2014	164	159	23.83
21.74-24.11	2015	3	2	22.61

		802	794	$17.16

(16) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2006, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $21,878,000.

(17) Commitments and Contingent Liabilities

As of December 31, 2005, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $322,132,000, including standby letters of credit of $13,453,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans. The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. At December 31, 2005, no amounts have been accrued in the consolidated financial statements relating to these instruments.

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

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $1,335,000 in 2006; $1,262,000 in 2007; $1,065,000 in 2008; $724,000 in 2009; $647,000 in 2010 and $5,006,000 in the aggregate thereafter. Rent expense, net of sublease income, was $1,290,000 in 2005, $1,179,000 in 2004, and $969,000 in 2003.

Also, as of December 31, 2005, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$44,039	$44,039	$31,547	$31,547
Mortgage loans held for sale	7,444	7,444	5,528	5,529
Securities	161,074	161,130	131,447	131,629
Federal Home Loan Bank stock	3,391	3,391	3,226	3,226
Loans, net	1,041,836	997,226	972,320	986,623
Accrued interest receivable	5,951	5,951	4,533	4,533

Financial liabilities
Deposits	$1,031,357	$1,031,357	$950,083	$951,951
Short-term borrowings	82,025	82,025	74,460	74,460
Long-term borrowings	60,769	60,933	50,799	51,407
Accrued interest payable	577	577	360	360

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(202)	—	(207)

Management used the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value.

Cash, Short-Term Investments, Federal Home Loan Bank Stock, Accrued Interest Receivable/Payable and Short-Term Borrowings

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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. If the discounted future cash flows are less than the current value, Bancorp utilizes the current payable instead of the present value of contracted maturities at the current origination rate.

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

(19) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2005.

As of December 2005 and 2004, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since those notifications that management believes have changed the Bank’s categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2005 and 2004 follows:

December 31, 2005

	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$158,222	14.56%	$86,935	8.00%	$108,669	10.00%
Bank	147,066	13.62%	86,409	8.00%	108,011	10.00%

Tier I risk-based capital (1)
Consolidated	146,037	13.44%	43,468	4.00%	65,202	6.00%
Bank	134,881	12.49%	43,204	4.00%	64,806	6.00%

Leverage (2)
Consolidated	$146,037	11.15%	$39,281	3.00%	$65,468	5.00%
Bank	134,881	10.35%	39,089	3.00%	65,148	5.00%

December 31, 2004

	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$147,786	14.91%	$79,336	8.00%	$99,170	10.00%
Bank	135,748	13.79%	78,756	8.00%	98,445	10.00%

Tier I risk-based capital (1)
Consolidated	135,217	13.64%	39,668	4.00%	59,502	6.00%
Bank	123,260	12.52%	39,378	4.00%	59,067	6.00%

Leverage (2)
Consolidated	$135,217	11.34%	$35,780	3.00%	$59,633	5.00%
Bank	123,260	10.38%	35,617	3.00%	59,362	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

(20) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2005	2004

Assets
Cash on deposit with subsidiary bank	$2,312	$2,270
Investment in and receivable from subsidiaries	139,721	131,018
Securities available for sale (amortized cost of $1,250 in 2005 and 2004)	1,298	1,363
Other assets	4,709	5,233

Total assets	$148,040	$139,884

Liabilities and stockholders’ equity
Other liabilities	$1,624	$2,618
Subordinated debentures	20,619	20,619
Stockholders’ equity	125,797	116,647

Total liabilities and stockholders’ equity	$148,040	$139,884

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2005	2004	2003

Income - Dividends and interest from subsidiaries	$11,541	$6,807	$8,099
Income - Interest income from securities	101	101	103
Income - other	—	11	—
Expenses	2,325	2,252	2,157
Income before income taxes and equity in undistributed net income of subsidiaries	9,317	4,667	6,045
Income tax benefit	759	730	700
Income before equity in undistributed net income of subsidiaries	10,076	5,397	6,745
Equity in undistributed net income of subsidiaries	11,568	13,515	10,964

Net income	$21,644	$18,912	$17,709

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2005	2004	2003

Operating activities
Net income	$21,644	$18,912	$17,709
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,568)	(13,515)	(10,964)
Decrease (increase) in receivable from subsidiaries	1,281	(1,553)	(1,910)
Non-cash compensations expense from early vesting of stock options, net of tax	32	—	—
Income tax benefit of stock options exercised	260	794	370
Increase (decrease) in other assets	560	(596)	(2,394)
(Decrease) increase in other liabilities	(736)	(1,137)	650

Net cash provided by operating activities	11,473	2,905	3,461

Financing activities
Proceeds from stock options	851	3,210	1,205
Common stock repurchases	(5,496)	(228)	(41)
Cash dividends paid	(6,786)	(4,953)	(3,985)

Net cash used in financing activities	(11,431)	(1,971)	(2,821)

Net increase in cash	42	934	640
Cash at beginning of year	2,270	1,336	696

Cash at end of year	$2,312	$2,270	$1,336

(21) Segments

The Bank’s, and thus Bancorp’s principal activities include commercial banking and investment management and trust. Commercial banking provides a full range of loans and deposit products to individual consumers and businesses. Investment management and trust provides wealth management services, estate planning and administration, retirement plan management and custodian or trustee services.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity. All tax exempt activity and provision for loan losses have been allocated to the commercial banking segment. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment. Bancorp has goodwill of $682,000 related to the purchase of bank in southern Indiana in 1996. This purchase facilitated Bancorp’s expansion in southern Indiana. This goodwill has been assigned to the commercial banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2005	2004	2003

Net interest income
Commercial banking	$49,079	$43,604	$41,717
Investment management and trust	156	617	1,031

Total net interest income	$49,235	$44,221	$42,748

Non-interest income
Commercial banking	$16,309	$15,249	$16,197
Investment management and trust	10,813	9,427	8,301

Total non-interest income	$27,122	$24,676	$24,498

Non-interest expenses
Commercial banking	$38,836	$33,965	$33,740
Investment management and trust	5,776	5,128	4,885

Total non-interest expenses	$44,612	$39,093	$38,625

Income Taxes
Commercial banking	$8,058	$7,081	$6,806
Investment management and trust	1,818	1,721	1,556

Total income taxes	$9,876	$8,802	$8,362

Net income
Commercial banking	$18,269	$15,717	$14,818
Investment management and trust	3,375	3,195	2,891

Total net income	$21,644	$18,912	$17,709

(22) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2005 and 2004:

(In thousands, except per	2005				2004
share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$19,702	$18,561	$17,631	$16,449	$15,891	$15,121	$14,737	$14,791
Interest expense	6,595	5,833	5,490	5,190	4,589	4,193	3,696	3,841

Net interest income	13,107	12,728	12,141	11,259	11,302	10,928	11,041	10,950

Provision for loan losses	—	—	—	225	600	180	810	500
Net interest income after provision	13,107	12,728	12,141	11,034	10,702	10,748	10,231	10,450
Non-interest income	6,938	6,818	6,871	6,495	6,201	6,235	6,553	5,687
Non-interest expenses	11,978	10,939	11,088	10,607	9,761	9,702	10,032	9,598

Income before income taxes	8,067	8,607	7,924	6,922	7,142	7,281	6,752	6,539
Income tax expense	2,543	2,756	2,432	2,145	2,228	2,310	2,173	2,091

Net income	$5,524	$5,851	$5,492	$4,777	$4,914	$4,971	$4,579	$4,448

Basic earnings per share	$0.40	$0.42	$0.40	$0.34	$0.35	$0.36	$0.33	$0.33
Diluted earnings per share	0.39	0.41	0.39	0.34	0.35	0.35	0.32	0.32

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2005 and 2004 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S.Y. Bancorp, Inc.’s  internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting,

Louisville, Kentucky

March 14, 2006

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

Bancorp’s independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) which provides for consideration of Bancorp’s internal controls to the extent necessary to determine the nature, timing, and extent of their audit tests.

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

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2005, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2005 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Item 9B.     Other Information

None

Management’s Report on Internal Control Over Financial Reporting

The management of S.Y. Bancorp, Inc and subsidiary (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting. Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chief Executive Officer and Chief Financial Officer, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This process includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2005. The report expresses unqualified opinions on management’s assessment and on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2005.

/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that S.Y. Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that S.Y. Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, S.Y. Bancorp, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 14, 2006

Part III

Item 10.      Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 1. ELECTION OF DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

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

Carl G. Herde – Vice President of Finance and CFO, Baptist Healthcare System, Inc.;

Bruce P. Madison – President and CEO, Plumbers Supply Company, Inc.;

Nicholas X. Simon – President and CEO, Publishers Printing Company, LLC;

Norman Tasman – President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Robert L. Taylor – Professor of Management and Dean Emeritus, College of Business and Public Administration, University of Louisville;

Kathy C. Thompson – Senior Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

The Board of Directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives. A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.      Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the headings, “EXECUTIVE COMPENSATION AND OTHER INFORMATION – REPORT ON EXECUTIVE COMPENSATION” and “CORPORATE GOVERNANCE AND RELATED MATTERS – BOARD OF DIRECTORS’ MEETINGS, COMMITTEES AND FEES” in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Information appearing under the headings “REPORT ON EXECUTIVE COMPENSATION” and “Shareholder Return Performance Graph” in the section entitled “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such Proxy Statement by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table furnishes common shares authorized for issuance under equity compensation plans. Bancorp has currently only issued stock options as equity compensation. The 1995 Stock Incentive Plan does include stock appreciation rights; however, it does not contain provisions for stock warrants. The 2005 Stock Incentive Plan includes provisions for options, restricted stock and stock appreciation rights. For further information on stock options see note 15 to the consolidated financial statements in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	802,040	$17.16	698,500

Equity compensation plans not approved by shareholders	—	—	—

Item 13.      Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.      Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “Fees Billed to S.Y. Bancorp by KPMG LLP During Fiscal Year Ended December 31, 2005,” in Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.                      The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income - years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - years ended December 31, 2005, 2004 and 2003
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

10.3*	Stock Yards Bank & Trust Company Executive Nonqualified “Excess” Plan available to directors and certain management employees.
10.4*	Form of Adoption Agreement for Stock Yards Bank Director’s Deferred Compensation Plan between Stock Yards Bank & Trust Company and certain directors.
10.5*	Form of Adoption Agreement for Stock Yards Bank Executive Nonqualified “Excess” Plan between Stock Yards Bank & Trust Company and certain executive officers.
10.6*	Stock Yards Bank & Trust Company 2005 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed April 22, 2005, is incorporated by reference herein.
10.7*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and David P. Heintzman, Exhibit 10.2 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.8*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and Kathleen C. Thompson, Exhibit 10.3 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.9*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and Nancy B. Davis, Exhibit 10.4 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.10*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp’s reasonable expenses in furnishing the exhibits.

(b)                     Exhibits

The exhibits listed in response to Item 15(a) 3 are filed or furnished as a part of this report.

(c)                      Financial Statement Schedules

None

Where You Can Find More Information

Bancorp is subject to the informational requirements of the Securities Exchange Act of 1934 and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. Bancorp’s public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that web site is http://www.sec.gov. In addition, Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through Bancorp’s web site after we have electronically filed such material with, or furnished it to, the SEC. The address of that web site is http://www.syb.com.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, President, Chief Executive Officer	March 14, 2006
David P. Heintzman	and Director (principal executive officer)

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 14, 2006
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ David H. Brooks	Director	March 14, 2006
David H. Brooks

/s/ James E. Carrico	Director	March 14, 2006
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 14, 2006
Charles R. Edinger, III

/s/ Stanley A. Gall, M.D.	Director	March 14, 2006
Stanley A. Gall, M.D.

/s/ Carl G. Herde	Director	March 14, 2006
Carl G. Herde

/s/ Bruce P. Madison	Director	March 14, 2006
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 14, 2006
Nicholas X. Simon

/s/ Norman Tasman	Director	March 14, 2006
Norman Tasman

s/ Robert L. Taylor	Director	March 14, 2006
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 14, 2006
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

10.3*	Stock Yards Bank & Trust Company Executive Nonqualified “Excess” Plan available to directors and certain management employees.
10.4*	Form of Adoption Agreement for Stock Yards Bank Director’s Deferred Compensation Plan between Stock Yards Bank & Trust Company and certain directors.
10.5*	Form of Adoption Agreement for Stock Yards Bank Executive Nonqualified “Excess” Plan between Stock Yards Bank & Trust Company and certain executive officers.
10.6*	Stock Yards Bank & Trust Company 2005 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed April 22, 2005, is incorporated by reference herein.
10.7*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and David P. Heintzman, Exhibit 10.2 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.8*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and Kathleen C. Thompson, Exhibit 10.3 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.9*

2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between Stock Yards Bank & Trust Company and Nancy B. Davis, Exhibit 10.4 to Form 8-K filed April 22, 2005, is incorporated by reference herein.

10.10*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation.