Form 10-Q
period 2006-03-31
S Y BANCORP INC
filed 2006-05-10
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value — 13,819,855
Shares issued and outstanding at May 1, 2006

PART 1 — FINANCIAL INFORMATION

Item I. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

—	Unaudited Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005

—	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005

—	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

—	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006

—	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005

—	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$36,426	34,082
Federal funds sold	22,078	9,957
Mortgage loans held for sale	4,194	7,444
Securities available for sale (amortized cost of $172,248 in 2006 and $158,371 in 2005)	168,554	156,950
Securities held to maturity (approximate fair value of $3,631 in 2006 and $4,180 in 2005)	3,597	4,124
Federal Home Loan Bank stock	3,439	3,391
Loans	1,060,842	1,053,871
Less allowance for loan losses	12,065	12,035
Net loans	1,048,777	1,041,836
Premises and equipment, net	24,997	25,187
Accrued interest receivable and other assets	47,257	47,467
Total assets	$1,359,319	1,330,438

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$183,378	180,628
Interest bearing	891,238	850,729
Total deposits	1,074,616	1,031,357
Securities sold under agreements to repurchase and federal funds purchased	77,734	79,886
Other short-term borrowings	132	2,139
Accrued interest payable and other liabilities	27,767	30,490
Federal Home Loan Bank advances	30,000	40,000
Subordinated debentures	20,739	20,769
Total liabilities	1,230,988	1,204,641
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,802,977 and 13,815,837 shares in 2006 and 2005, respectively	6,887	6,931
Additional paid-in capital	14,517	14,773
Retained earnings	108,667	105,290
Accumulated other comprehensive loss	(1,740)	(1,197)
Total stockholders’ equity	128,331	125,797
Total liabilities and stockholders’ equity	$1,359,319	1,330,438

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 31, 2006 and 2005
(In thousands, except per share data)
(Average common shares and earnings per share are adjusted for the 5% stock dividend declared April 26, 2006)

	2006	2005
Interest income:
Loans	$18,457	$14,980
Federal funds sold	420	82
Mortgage loans held for sale	60	56
Securities — taxable	1,095	984
Securities — tax-exempt	295	347
Total interest income	20,327	16,449
Interest expense:
Deposits	6,071	4,303
Securities sold under agreements to repurchase and federal funds purchased	469	273
Other short-term borrowings	10	6
Federal Home Loan Bank advances	338	143
Subordinated debentures	466	465
Total interest expense	7,354	5,190
Net interest income	12,973	11,259
Provision for loan losses	350	225
Net interest income after provision for loan losses	12,623	11,034
Non-interest income:
Investment management and trust services	2,787	2,697
Service charges on deposit accounts	2,129	1,898
Bankcard transaction revenue	469	382
Gains on sales of mortgage loans held for sale	305	299
Brokerage commissions and fees	525	592
Other	602	627
Total non-interest income	6,817	6,495
Non-interest expenses:
Salaries and employee benefits	6,893	6,039
Net occupancy expense	862	850
Data processing expense	991	950
Furniture and equipment expense	305	299
State bank taxes	383	307
Other	2,248	2,162
Total non-interest expenses	11,682	10,607
Income before income taxes	7,758	6,922
Income tax expense	2,438	2,145
Net income	$5,320	$4,777
Net income per share:
Basic	$0.37	$0.33
Diluted	0.36	0.32
Average common shares:
Basic	14,504	14,653
Diluted	14,749	14,915

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(In thousands)

	2006	2005
Operating activities:
Net income	$5,320	$4,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	225
Depreciation, amortization and accretion, net	793	821
Gains on sales of mortgage loans held for sale	(304)	(299)
Origination of mortgage loans held for sale	(22,848)	(25,487)
Proceeds from sale of mortgage loans held for sale	26,402	21,331
Loss on the sale of premises and equipment	13	—
Bank owned life insurance	218	220
Gain (loss) on the sale of other real estate	(7)	1
Share-based compensation	174	—
Excess tax benefits from share-based compensation arrangements	(77)	195
Increase in accrued interest receivable and other assets	(2,200)	(839)
Increase (decrease) in accrued interest payable and other liabilities	(2,864)	3,171
Net cash provided by operating activities	4,970	4,116
Investing activities:
Purchases of securities available for sale	(38,517)	(28,985)
Proceeds from maturities of securities available for sale	27,998	3,427
Proceeds from maturities of securities held to maturity	527	480
Net increase in loans	(7,291)	(11,676)
Purchases of premises and equipment	(582)	(166)
Proceeds from sales of other real estate	566	215
Net cash used in investing activities	(17,299)	(36,705)
Financing activities:
Net increase in deposits	43,259	52,902
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(2,152)	5,088
Net (decrease) increase in other short-term borrowings	(2,007)	568
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	283	344
Excess tax benefits from share-based compensation arrangements	77	—
Common stock repurchases	(834)	(2,736)
Cash dividends paid	(1,802)	(1,535)
Net cash provided by financing activities	26,794	44,601
Net increase in cash and cash equivalents	14,465	12,012
Cash and cash equivalents at beginning of period	44,039	31,547
Cash and cash equivalents at end of period	$58,504	$43,559
Supplemental cash flow information:
Cash paid for interest	$7,388	$5,124

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2006
(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797
Net income	—	—	—	5,320	—	5,320
Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(543)	(543)
Stock compensation expense	—	—	174	—	—	174
Stock issued for stock options exercised and employee benefit plans	21	67	293	—	—	360
Cash dividends, $0.14 per share	—	—	—	(1,943)	—	(1,943)
Shares repurchased	(34)	(111)	(723)	—	—	(834)
Balance March 31, 2006	13,803	$6,887	$14,517	$108,667	$(1,740)	$128,331

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2006 and 2005
(In thousands)

	2006	2005
Net income	$5,320	4,777

Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period	(543)	(1,315)
Other comprehensive loss	(543)	(1,315)
Comprehensive income	$4,777	3,462

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements

(1)                     Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. (Bancorp) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (Bank). All significant intercompany transactions have been eliminated in consolidation. Bancorp also owns S.Y. Bancorp Capital Trust I (Trust), a Delaware statutory business trust that is a 100% owned finance subsidiary. The Trust is not consolidated in the financial statements of Bancorp. See note 4 to the unaudited condensed consolidated financial statements below for more information on the Trust.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2005 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.

Interim results for the three month period ended March 31, 2006 are not necessarily indicative of the results for the entire year.

On April 26, 2006 Bancorp’s Board approved a 5% stock dividend to stockholders of record on May 10, 2006 payable May 26, 2006. Weighted average shares and earnings per share information have been adjusted for this dividend.

(a)                      Critical Accounting Policies

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

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

(b)                      Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date. The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline. These investments consist of 67 and 14 separate investment positions as of March 31, 2006 and 2005, respectively that are not considered other-than-temporarily impaired.

(c)                       Stock-Based Compensation

Prior to January 1, 2006, Bancorp used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) to measure employee stock-based compensation. Under the intrinsic value method, compensation expense was measured as the difference between the market value of the underlying shares and the price the employee is required to pay on the grant date, if any. Since Bancorp granted almost all options at the current value of shares as of date of grant, no compensation expense was recorded.

On December 31, 2005, the Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding. This resulted in the accelerated vesting of approximately 190,000 options to purchase shares of common stock of Bancorp. These options had been granted to 77 executive and senior officers and all were in-the-money cumulatively by approximately $579,000 at the time of vesting. The Board approved the accelerated vesting based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that Bancorp would otherwise be required to report in its consolidated financial statements upon adoption of Statement of Financial Statement No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”). By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over future vesting periods. 8,000 options granted to non-employee directors continue to vest on their original terms.

On January 1, 2006, Bancorp adopted the modified version of prospective application of SFAS No. 123R. Under this method, the fair value of all new and modified awards granted subsequent to the date of adoption will be recognized as compensation expense net of estimated forfeitures. Further, the fair value method of all unvested awards at the date of adoption will be recognized as compensation expense, net of estimated forfeitures.

The fair value of Bancorp’s employee stock options is estimated at the date of grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate. As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the unaudited condensed consolidated income statement, stock-based compensation expense of $174,000 before income taxes and a deferred tax benefit of $61,000 resulting in a reduction of net income of $113,000, or $0.01 per basic and diluted shares. As a result of adoption, cash flows provided by financing activities increased by $77,000 and cash flows provided by operating activities decreased by $77,000.

As of March 31, 2006 Bancorp has $993,000 of unrecognized compensation expense that will be recorded as compensation expense over 4.8 years, the weighted-average remaining life of these options. No options vested during the first three months of 2006. Bancorp received cash of $283,000 from the exercise of options during the first quarter of 2006.

In accordance with the Financial Accounting Standards Board Staff Position FAS123(R) — 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, Bancorp has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS 123 had been used to account for stock-based compensation costs.

Prior to the adoption of SFAS No. 123R, Bancorp presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash inflows in the unaudited condensed consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from excess tax deductions related to the compensation costs recognized for the share-based awards be classified as financing cash inflows.

At March 31, 2006, Bancorp has one stock-based compensation plan. The 2005 Stock Incentive Plan initially reserved 700,000 shares of common stock for issuance of stock based awards. As of March 31, 2006, there were 516,500 shares available for issuance of future awards. Options granted are subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after the grant date. All outstanding options are required to be granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

The 1995 Stock Incentive Plan initially reserved a total of 1,560,000 shares of common stock for issuance of stock options to employees and non-employee directors. This plan expired in 2005; however, options granted under this plan expire as late as 2015.

Compensation expense of $174,000 was reflected in the first quarter of 2006 as a result of implementing SFAS No. 123R. Had compensation cost for Bancorp’s stock-based compensation plan been determined using the fair value method as described in SFAS No. 123R for same period of 2005, Bancorp’s net income and earnings per share for the three months ended March 31, 2005 would have approximated the pro forma amounts indicated below. The pro forma earnings per share amounts below have been adjusted for the 5% stock dividend.

Three months ended March 31
(In thousands, except per share data)	2005
Net income, as reported	$4,777
Less stock-based compensation expense determined under fair value method, net of tax	80
Pro forma net income	$4,697
Basic EPS:
As reported	$0.34
Pro forma	0.34
Diluted EPS:
As reported	0.34
Pro forma	0.33

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model. The following assumptions were utilized:

	2006	2005
Assumptions used in option valuation:
Dividend yield	1.63%	1.70%
Expected volatility	16.53	16.72
Risk free interest rate	4.42	4.05
Forfeitures	5.69	—
Expected life of options (in years)	7.7	7.0

Under SFAS 123, Bancorp recognized actual forfeitures as they occurred within the above pro forma income calculation. Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date. These forfeiture estimates are based on historical experience.

The expected life of options is based on actual experience of past like-term options. All outstanding options have a 10-year contractual term. Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 years.

The dividend yield and expected volatility are based on 7.7 years of historical information. The expected volatility is the volatility of the underlying shares for the expected term of 7.7 years on a quarterly basis.

The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the options.

A summary of stock option activity and related information for the three months ended March 31, 2006 follows. The number of options and aggregate intrinsic value are stated in thousands of dollars.

						Weighted
			Weighted		Weighted	Average
	Number		Average	Aggregate	Average	Remaining
	of		Exercise	Intrinsic	Fair	Contractual
	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2005
Vested and exercisable	794	$7.25-$24.11	$17.12	$7,380	$3.57
Unvested	8	16.80-21.95	20.79	46	4.75
Total outstanding	802	7.25-24.11	17.16	7,426	3.58

Granted	187	25.27	25.27	215	6.10
Exercised	20	7.25-24.11	14.03	479	2.84
Forfeited	5	25.27	25.27	6	6.10

At March 31, 2006
Vested and exercisable	774	7.25-23.95	17.20	7,131	3.59	6.02
Unvested	190	16.80-25.27	25.08	255	6.04	9.72
Total outstanding	964	7.25-25.27	18.76	7,386	4.07	6.75

On January 17, 2006, Bancorp granted 187,000 options to purchase common stock shares at the current market price of $25.27. These options were awarded to employees and will primarily vest 20% over each of the next five years. Of these options, 52,000 were granted to certain executive officers and will vest six months from the date of grant. All options expire ten years from date of grant.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

	2006	2005
Beginning balance December 31, 2005	$12,035	12,521
Provision for loan losses	350	225
Loans charged off	(490)	(336)
Recoveries	170	170
Ending balance March 31, 2006	$12,065	12,580

(3)                     Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has borrowed $30,000,000 via two separate fixed rate, noncallable advances of $10,000,000 and $20,000,000, which are due in February of 2007 and 2008, respectively, with a weighted average interest rate of 4.13%. Interest payments are due monthly, with principal due at maturity.

(4)                     Subordinated Debentures

On June 1, 2001, S.Y. Bancorp Capital Trust I (the Trust), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (“Securities”) which will mature on June 30, 2031, but prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the Trust is a $20.0 million subordinated debenture of Bancorp. The subordinated debenture bears interest at the rate of 9.00%. Bancorp owns all of the common securities of the Trust.

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier I capital for regulatory capital adequacy determination purposes, subject to certain limitations. Bancorp is evaluating whether to call the securities. This is part of Bancorp’s ongoing capital strategy to maximize all capital sources. If the Securities are called by Bancorp on June 30, 2006, unamortized pre-tax debt issuance costs of approximately $879,000 would be expensed.

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

The Bank also had subordinated debentures outstanding amounting to $120,000 at March 31, 2006 and $150,000 at December 31, 2005. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. The rate on these debentures was 6.25% and 4.25% for 2006 and 2005, respectively. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank. While the debentures mature in 2049, the owners may redeem the debentures at any time.

(5)                     Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS No. 142), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Annual evaluations have resulted in no charges for impairment. Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000. This goodwill is assigned to the commercial banking segment of Bancorp.

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, nonqualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The Bank does not make contributions to this plan. Information about the components of the net periodic benefit cost of the defined benefit plan follows (dollars in thousands):

	Three months ended March 31
	2006	2005
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	29	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	8
Net periodic benefit cost	$36	38

(7)                     Commitments to Extend Credit

As of March 31, 2006, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit. In management’s opinion, commitments to extend credit of $325,180,000, including standby letters of credit of $13,857,000, represent normal banking transactions and no significant losses are anticipated to result from these commitments as of March 31, 2006. Commitments to extend credit were $322,132,000, including letters of credit of $13,453,000, as of December 31, 2005. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(8)                     Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of March 31, 2006.

(9)                     Net Income Per Share

The following table reflects, for the three month periods ended March 31, 2006 and 2005, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data).

On April 26, 2006 the Board declared a 5% stock dividend. The dividend is payable on May 26, 2006 to shareholders of record on May 10, 2006. Average common shares and earnings per share have been adjusted for this 5% stock dividend.

	Three months ended March 31
	2006	2005
Net income, basic and diluted	$5,320	4,777
Average shares outstanding	14,504	14,653
Effect of dilutive securities	245	262

Average shares outstanding including dilutive securities including dilutive securities	14,749	14,915

Net income per share, basic	$0.37	0.33
Net income per share, diluted	$0.36	0.32

(10)              Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial banking and investment management and trust. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes the Bank’s mortgage banking and brokerage activity. Investment management and trust provides wealth management services including investment management, estate administration, retirement plan management, and custodian or trustee services.

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

Selected financial information by business segment for the three months ended March 31, 2006 and 2005 follows:

	Three months
	ended March 31
	2006	2005
	(In thousands)
Net interest income:
Commercial banking	$12,983	11,190
Investment management and trust	(10)	69
Total	$12,973	11,259
Noninterest income:
Commercial banking	$4,030	3,798
Investment management and trust	2,787	2,697
Total	$6,817	6,495
Noninterest expense:
Commercial banking	$10,152	9,231
Investment management and trust	1,530	1,376
Total	$11,682	10,607
Tax expense
Commercial banking	$2,002	1,658
Investment management and trust	436	487
Total	$2,438	2,145
Net income:
Commercial banking	$4,509	3,874
Investment management and trust	811	903
Total	$5,320	4,777

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (Bancorp), and its subsidiary, Stock Yards Bank & Trust Company (Bank) for the three month period ended March 31, 2006 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first three months of 2006 compared to December 31, 2005. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2006 through March 31

The first three months of 2006 were highlighted by higher earnings as a result of improved net interest margin, moderate loan growth, ongoing strength in credit quality, and growth in non-interest income from several areas of the Bank. With these factors Bancorp completed the first quarter of the year with net income exceeding the comparable period of 2005 by 11%.

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

Net interest income was up 15% for the first three months of the year compared to the same quarter of 2005, due to improved net interest margin and loan growth. Net interest margin increased 22 basis points year-over-year. During 2005 the Bank was able to hold down deposit costs as market interest rates increased. With approximately half of the loan portfolio comprised of variable rate loans, increases in rates earned on loans outpaced increases in rates paid on deposits. However, during the first quarter of 2006, funding costs increased 25 basis points over the fourth quarter of 2005 resulting in a margin decrease of 10 basis points. This funding cost increase arose primarily as the result of a certificate of deposit promotion in early 2006 to support anticipated loan growth.

Bancorp has a higher than average proportion of non-interest revenues which also has proven to fuel net income growth. Total non-interest income grew 5% in the first three months of 2006 as compared to the same period of 2005. Increasing revenues from investment management and trust services, gains on the sale of mortgage loans held for sale and service charges on deposit accounts more than offset a decrease in brokerage revenues. Growth in non-interest income partially offset growth in non-interest expenses which were up 10% in the first three months of 2006 compared to 2005. These expenses rose primarily due to increases in salaries and employee benefits due to expensing of share-based compensation, additions to staff to support the Bank’s growth, annual compensation increases, and rising benefit costs.

Operating results in 2006 were affected by a slightly higher provision for loan losses. Net charge-offs increased from $166,000 to $320,000 for the first three months of 2006 compared to 2005. Non-performing loans decreased 23% to $5,331,000 compared to the first quarter of 2005. Non-performing loans, however, increased $731,000 since December 31, 2005. Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considers data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of the Bank’s loan portfolio and relevant economic data. Taking into consideration all relevant data, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2006.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,320,000 for the three months ended March 31, 2006 increased $543,000, or 11%, from $4,777,000 for the comparable 2005 period. Adjusted for the 5% stock dividend declared April 26, 2006, basic net income per share was $0.37 for the first quarter of 2006, an increase of 12% from the $0.33 for the same period in 2005. Net income per share on a diluted basis was $0.36 for the first quarter of 2006 compared to $0.32 for the first quarter of 2005 representing a 13% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.60% and 16.81%, respectively, for the first quarter of 2006, compared to 1.57% and 16.41%, respectively, for the same period in 2005.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2006 and 2005 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended March 31
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$39,111	$420	4.36%	$12,747	$82	2.61%
Mortgage loans held for sale	3,786	60	6.43%	4,576	56	4.96%
Securities:
Taxable	111,642	1,047	3.72%	96,664	949	3.98%
Tax-exempt	33,581	422	5.13%	36,751	496	5.47%
FHLB stock	3,409	48	5.71%	3,239	35	4.38%
Loans, net of unearned income	1,063,221	18,565	7.08%	995,830	15,028	6.12%

Total earning assets	1,254,750	20,562	6.63%	1,149,807	16,646	5.87%

Less allowance for loan losses	12,262			12,790
	1,242,488			1,137,017

Nonearning assets:
Cash and due from banks	33,824			32,818
Premises and equipment	25,153			25,957
Accrued interest receivable and other assets	46,381			41,625
Total assets	$1,347,846			$1,237,417

	Three months ended March 31
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$229,769	$757	1.34%	$254,039	$710	1.13%
Savings deposits	46,841	72	0.62%	45,385	39	0.35%
Money market deposits	185,761	1,380	3.01%	161,678	777	1.95%
Time deposits	417,043	3,862	3.76%	357,157	2,777	3.15%
Securities sold under agreements to repurchase and federal funds purchased	78,915	469	2.41%	73,112	273	1.51%
Other short-term borrowings	1,054	10	3.85%	1,010	6	2.41%
FHLB advances	36,444	338	3.76%	26,000	143	2.23%
Long-term debt	20,742	466	8.99%	20,775	466	8.97%
Total interest bearing liabilities	1,016,569	7,354	2.93%	939,156	5,191	2.24%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	172,690			159,448
Accrued interest payable and other liabilities	30,220			20,743
Total liabilities	1,219,479			1,119,347
Stockholders’ equity	128,367			118,070
Total liabilities and stockholders’ equity	$1,347,846			$1,237,417
Net interest income		$13,208			$11,455
Net interest spread			3.70%			3.63%
Net interest margin			4.26%			4.04%

Notes to the average balance and interest rate tables:

•                  Net interest income, the most significant component of the Bank’s earnings is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

•                  Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

•                  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. The approximate tax equivalent adjustments to interest income were $235,000 and $197,000, respectively, for the three month periods ended March 31, 2006 and 2005, respectively.

Fully taxable equivalent net interest income of $13,208,000 for the three months ended March 31, 2006 increased $1,753,000, or 15% from $11,455,000 when compared to the same period last year. Net interest spread and net interest margin were 3.70% and 4.26%, respectively, for the first quarter of 2006 and 3.63% and 4.04%, respectively, for the first quarter of 2005. For much of the first three months of the year, rising rates on earning assets outpaced increases in rates on interest bearing liabilities as variable rate loans repriced with increases in the prime rate and rates on interest bearing deposit accounts were increased to a lesser extent.

Net interest margin declined during the first quarter of 2006 compared to the fourth quarter of 2005 as the yield curve remained flat and rates paid on deposits increased due to a certificate of deposits (“CD”) promotion in January 2006. The effect of this increased cost of funding was somewhat offset as management was able to hold down other deposit account rates, while rates on variable rate loans increased when the Federal Reserve raised the federal funds rate in late January 2006. This allowed the net interest margin to improve for the first quarter of 2006 from the prior year by 22 basis points. Four basis points of the net interest margin improvement were due to collection of interest on a non-accrual loan.

Although management believes Bancorp is well positioned for a rising interest rate environment, future increases in rates by the Federal Reserve may not have a beneficial impact on the net interest margin as the positive effect of asset repricing may be offset by increased competitive pressure in deposit pricing. While approximately half of the Bank’s loan portfolio is variable rate and reprices immediately with changes in the prime rate, net interest margin and spread will also be affected by competitive forces in both loan and deposit pricing. Although to date in 2006 the Bank has been able to lag deposit interest rate increases behind those of loans, that could change materially based on competition for deposits and the Bank’s need to gather funds to fund loan growth which would adversely affect net interest margin and spread.

Average earning assets increased $104,943,000, or 9% to $1,254,750,000 for the first three months of 2006 compared to 2005, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $77,413,000, or 8% to $1,016,569,000 for the first three months of 2006 compared to 2005 primarily due to increases in time deposits and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results. The March 31, 2006 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	6.87%
Increase 100bp	3.42
Decrease 100bp	(3.39)
Decrease 200bp	(6.77)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2006 and 2005 follows:

	Three months ended March 31
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the period	$12,035	12,521
Provision for loan losses	350	225
Loan charge-offs, net of recoveries	(320)	(166)
Balance at the end of the period	$12,065	12,580
Average loans, net of unearned income	$1,063,221	995,830
Provision for loan losses to average loans (1)	0.03%	0.02%
Net loan charge-offs to average loans (1)	0.03%	0.02%
Allowance for loan losses to average loans	1.13%	1.26%
Allowance for loan losses to period-end loans	1.14%	1.26%
Allowance to nonperforming loans	226.32%	182.58%

(1)             Amounts not annualized

The provision for loan losses increased $125,000, or 56%, during the first three months of 2006 as compared to the same period in 2005 in response to management’s estimate of the level of inherent risk in the loan portfolio. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Net charge-offs were increased $154,000 for the first three months of 2006 compared with the same period in 2005. Non-performing loans were down $1,559,000, or 23%, compared to the first quarter of 2005. Based on the review of this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2006. Please refer to the “Non-performing Loans and Assets” section of the report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2006 and 2005.

	Three months
	ended March 31
	2006	2005
	(In thousands)
Non-interest income:
Investment management and trust services	$2,787	2,697
Service charges on deposit accounts	2,129	1,898
Bankcard transaction revenue	469	382
Gains on sales of mortgage loans held for sale	305	299
Brokerage commissions and fees	525	592
Other	602	627
Total non-interest income	$6,817	6,495
Non-interest expenses:
Salaries and employee benefits	$6,893	6,039
Net occupancy expense	862	850
Data processing expense	991	950
Furniture and equipment expense	305	299
State bank taxes	383	307
Other	2,248	2,162

Total non-interest expenses	$11,682	10,607

Total non-interest income increased $322,000, or 5%, for the first quarter of 2006 compared to the same period in 2005.

Investment management and trust services income increased $90,000 or 3% in the first quarter of 2006, as compared to the same period in 2005. Trust assets under management at March 31, 2006 were $1.467 billion, compared to $1.426 billion and $1.368 billion at December 31, 2005 and March 31, 2005, respectively. Trust assets are expressed in terms of market value. In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets. For the three months ended March 31, 2006, net growth in trust assets was primarily attributable to market appreciation.

Service charges on deposit accounts increased $231,000 or 12% in the first quarter of 2006 as compared to the same period in 2005. Several factors contributed to the increase in service charges, including higher activity levels compared to the prior year and an increase in per occurrence fees. These increases were offset somewhat by the impact of offering free business checking beginning in the second quarter of 2005. Additionally, the impact of higher interest rates on commercial analysis accounts served to increase earnings credits which are used to offset service charges resulting in lower income for the Bank.

Bankcard transaction revenue increased $87,000 or 23% in the first quarter of 2006 as compared to the same period in 2005. Results in 2006 compared favorably to 2005 as both transaction volume and interchange rates have increased. Additionally, the Bank began offering business debit cards in early 2004, and that volume has increased significantly generating more fee income.

Gains on sales of mortgage loans were $305,000 in the first quarter of 2006 and $299,000 in 2005. This represents an increase of 2%. The Bank operates a mortgage banking division which originates residential mortgage loans and sells the loans in the secondary market. Loan originations and the related loan sales in 2006 were up compared to the prior year, and with an improved mix of business, results increased slightly for the period.

Brokerage commissions and fees decreased $67,000 or 11% in the first quarter of 2006 as compared to the same period in 2005. This decrease was primarily due to the loss of one broker in early January 2006 resulting in lower transaction volume.

Other non-interest income decreased $25,000 or 4% in the first quarter of 2006 as compared to 2005. The primary reason for the decrease was the Bank’s competitive decision to discontinue charging certain small business and commercial customers for internet banking services.

Total non-interest expenses increased $1,075,000 or 10% for the first quarter of 2006 as compared to the same period in 2005. The increase was primarily due to increase in salaries and employee benefits, which increased $854,000, or 14%, for the first quarter of 2006 compared to 2005. This increase arose due to three factors.

•                  Regular salary increases.

•                  An increase of full time equivalent employees to 430 at March 31, 2006 compared to 418 at March 31, 2005, as new employees were added to support the Bank’s growth.

•                  In the first quarter of 2006, Bancorp implemented Statement of Financial Accounting Standard 123 (Revised) “Share-Based Payment” (“SFAS No. 123R”) which requires expensing the fair value of stock options. As a result, Bancorp recorded $174,000 in non-cash compensation expense in the first quarter of 2006 while no expense was recorded for the same period of 2005. Due to certain executive officers’ options vesting in six months, and the expense recorded in the last two quarters of 2006 is expected to be less than the first two quarters expense. See Note 1 of the unaudited condensed consolidated financial statements for further discussion.

Net occupancy expense increased $12,000 or 1% in the first quarter of 2006 as compared to 2005. The increase is largely a result of a decrease in sublease income. The Bank is remodeling formerly subleased space at one branch location for its own use. Data processing expense increased $41,000 or 4% for the first quarter of 2006 compared to 2005. This increase is primarily a result of investments in upgraded equipment and software as Bancorp continues to improve its infrastructure to support growth. Furniture and equipment expense increased $6,000 or 2% for the first quarter of 2006 compared to 2005. This increase is primarily a result of personal property taxes on new equipment in a number of banking facilities. State bank taxes were up $76,000 or 25% for the first quarter of 2006 compared to 2005. During the third quarter of 2005, Bancorp re-evaluated state and local tax accruals and adjusted its expense accordingly.

Other non-interest expenses increased $86,000 or 4% in the first quarter of 2006 compared to 2005. The increase is primarily related to an adjustment of the carrying value of miscellaneous assets and liabilities.

Income Taxes

Bancorp recorded income tax expense of $2,438,000 for the first three months of 2006, compared to $2,145,000 for the same period in 2005. The effective rate for each three month period was 31.43% in 2006 and 30.99% in 2005. The increase in the rate is due to a slight decrease in net tax-exempt interest income and to low income housing credits.

b)             Financial Condition

Balance Sheet

Total assets increased $28,881,000 or 2% from $1.330 billion on December 31, 2005 to $1.359 billion on March 31, 2006. Average assets for the first three months of 2006 were $1.348 billion. Total assets at March 31, 2006 increased $95,875,000 from March 31, 2005, representing an 8% increase. Total liabilities increased $26,347,000 or 2% from $1.205 billion on December 31, 2005 to $1.231 billion on March 31, 2006. Average liabilities for the first three months of 2006 were $1.219 billion. Total liabilities at March 31, 2006 increased $83,921,000 from March 31, 2005, representing a 7% increase.

Since year end, loans have increased approximately $6,971,000. This growth was funded primarily through an increase in time deposits, money market deposits and non-interest bearing demand deposits. Growth in deposits was slightly offset by the maturity of a $10 million FHLB advance.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $4,680,000 and loans past due over 90 days and still accruing of $651,000, totaled $5,331,000 at March 31, 2006. Non-performing loans were $4,600,000 at December 31, 2005 including $891,000 of loans past due over 90 days and still accruing. This represents 0.50% of total loans at March 31, 2006 compared to 0.44% at December 31, 2005.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $8,031,000 at March 31, 2006 and $7,866,000 at December 31, 2005. This represents 0.59% of total assets at March 31, 2006 and at December 31, 2005.

c)              Liquidity

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

The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. The deposit base, consisting of relatively stable consumer and commercial deposits, and large denomination ($100,000 and over) certificates of deposit, is a source of funds. The majority of these deposits is from long-term customers and is a stable source of funds. The Bank has no brokered deposits.

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2006, the Bank’s borrowing capacity with the FHLB was approximately $78 million. Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 2006, the Bank may pay up to $26,685,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At March 31, 2006, stockholders’ equity totaled $128,331,000, an increase of $2,534,000 since December 31, 2005. See the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for details of the change in equity since the end of 2005. Accumulated other comprehensive income which for Bancorp consists of net unrealized gains/losses on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, totaled a loss of $1,740,000 at March 31, 2006 and $1,197,000 at December 31, 2005. The change since year end is a reflection of the effect of rising interest rates on the valuation of the Bank’s portfolio of securities available for sale. The minimum pension liability is adjusted annually.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The issue was sold in a public offering. Bancorp used approximately $13.3 million of the net proceeds from this offering to reduce indebtedness outstanding under a line of credit with an unaffiliated bank. The remaining net proceeds were used for making additional capital contributions to the Bank, for repurchases of common stock, and for general corporate purposes. The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise. The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides Bancorp with a cost-effective form of capital. See note 4 to the unaudited condensed consolidated financial statements for more information on the trust preferred securities which are accounted for as subordinated debentures in Bancorp’s financial statements. The trust preferred securities are redeemable at management’s discretion on or after June 30, 2006 in whole or in part. Bancorp is evaluating whether and when to call the securities. If these securities are redeemed as early as they become redeemable, Bancorp will write off approximately $879,000 of unamortized issuance costs.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

The following table sets forth Bancorp’s risk based capital amounts and ratios as of March 31, 2006 and 2005:

	March 31
	2006		2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$149,113	13.62%	136,262	13.59%
For capital adequacy purposes	43,802	4.00	40,101	4.00
To be well capitalized	65,702	6.00	60,151	6.00
Total risk adjusted capital	$161,298	14.73%	148,944	14.86%
For capital adequacy purposes	87,603	8.00	80,201	8.00
To be well capitalized	109,504	10.00	100,252	10.00
Leverage ratio (Tier 1 capital)	$149,113	11.05%	136,262	11.00%
For capital adequacy purposes	40,468	3.00	37,143	3.00
To be well capitalized	67,447	5.00	61,905	5.00

All ratios exceed the minimum required by regulators to be well capitalized. To be categorized as well capitalized, Bancorp must maintain a Tier 1 ratio of at least 6%; a total risk-based capital ratio of at least 10%; and a leverage ratio of at least 5%.

e)              Recently Issued Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, SFAS No. 123(revised), Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation under the intrinsic value method using Accounting Practice Bulletin Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provided the SEC’s views on the implementation of SFAS No. 123R and their views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also lays out the SEC’s positions regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB 107 further discusses the valuation of share-based payment arrangements for public companies. SFAS No. 123R and SAB No. 107 are effective for the Bancorp on January 1, 2006 and must be fully implemented for any reporting periods following that date. On January 1, 2006, Bancorp adopted SFAS No. 123R under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. On December 31, 2005, Bancorp accelerated vesting on employee stock-based compensation outstanding at that date. In the first quarter of 2006, Bancorp recorded non-cash compensation expense of $174,000.

In February 2006, FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Statement permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In March 2006, FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It further requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable and to choose either the amortization method or the fair value method subsequently. This Statement is effective for servicing assets and servicing liabilities in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended March 31, 2006 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2006.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Jan 1 - Jan 31	—	$—	—	363,836
Feb 1 - Feb 28	6,500	24.72	6,500	357,336
Mar 1 - Mar 31	27,000	24.96	27,000	330,336
Total	33,500	$24.92	33,500	330,336

The Board of Directors of S.Y. Bancorp, Inc. approved a share buyback plan in 1999. The plan has no expiration date. In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 550,000 shares between February 2005 and February 2007.

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

S.Y. BANCORP, INC.

Date: May 8, 2006	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman, President & Chief Executive Officer

Date: May 8, 2006	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer