Form 10-Q
period 2006-06-30
S Y BANCORP INC
filed 2006-08-09
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Common Stock, no par value — 14,417,161
Shares issued and outstanding at August 1, 2006

part 1 — financial information

Item 1.                            Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–                   Unaudited Condensed Consolidated Balance Sheets June 30, 2006 and December 31, 2005

–                   Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005

–                   Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2006 and 2005

–                   Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

–                   Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006

–                   Unaudited Condensed Consolidated Statement of Comprehensive Income  for the three and six months ended June 30, 2006 and 2005

–                   Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$44,692	$34,082
Federal funds sold	8,871	9,957
Mortgage loans held for sale	4,481	7,444
Securities available for sale (amortized cost of $129,141 in 2006 and $158,371 in 2005)	127,939	156,950
Securities held to maturity (approximate fair value of $3,601 in 2006 and $4,180 in 2005)	3,583	4,124
Federal Home Loan Bank stock	3,488	3,391
Loans	1,085,739	1,053,871
Less allowance for loan losses	12,392	12,035
Net loans	1,073,347	1,041,836

Premises and equipment, net	24,993	25,187
Accrued interest receivable and other assets	48,707	47,467

Total assets	$1,340,101	$1,330,438

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$180,025	$180,628
Interest bearing	879,500	850,729

Total deposits	1,059,525	1,031,357

Securities sold under agreements to repurchase and federal funds purchased	73,436	79,886
Other short-term borrowings	1,210	2,139
Accrued interest payable and other liabilities	25,381	30,490
Federal Home Loan Bank advances	30,000	40,000
Subordinated debentures	20,739	20,769

Total liabilities	1,210,291	1,204,641

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,416,611 and 13,815,837 shares in 2006 and 2005, respectively	8,946	6,931
Additional paid-in capital	28,723	14,773
Retained earnings	94,498	105,290
Accumulated other comprehensive loss	(2,357)	(1,197)

Total stockholders’ equity	129,810	125,797

Total liabilities and stockholders’ equity	$1,340,101	$1,330,438

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the three months ended June 30, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Interest income:
Loans	$19,570	$15,980
Federal funds sold	145	145
Mortgage loans held for sale	51	95
Securities — taxable	1,155	1,067
Securities — tax-exempt	323	344

Total interest income	21,244	17,631

Interest expense:
Deposits	6,494	4,557
Securities sold under agreements to repurchase and federal funds purchased	517	335
Other short-term borrowings	8	10
Federal Home Loan Bank advances	309	122
Subordinated debentures	466	466

Total interest expense	7,794	5,490

Net interest income	13,450	12,141

Provision for loan losses	600	—

Net interest income after provision for loan losses	12,850	12,141

Non-interest income:
Investment management and trust services	2,931	2,750
Service charges on deposit accounts	2,279	2,151
Bankcard transaction revenue	517	424
Gains on sales of mortgage loans held for sale	302	357
Brokerage commissions and fees	574	449
Other	634	740

Total non-interest income	7,237	6,871

Non-interest expenses:
Salaries and employee benefits	6,485	6,263
Net occupancy expense	847	816
Data processing expense	899	888
Furniture and equipment expense	298	306
State bank taxes	261	299
Other	2,496	2,486

Total non-interest expenses	11,286	11,058

Income before income taxes	8,801	7,954

Income tax expense	2,933	2,462

Net income	$5,868	$5,492

Net income per share:
Basic	$0.41	$0.38
Diluted	0.40	0.37

Average common shares:
Basic	14,484	14,595
Diluted	14,752	14,808

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the six months ended June 30, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Interest income:
Loans	$38,027	$30,960
Federal funds sold	565	227
Mortgage loans held for sale	111	151
Securities — taxable	2,250	2,051
Securities — tax-exempt	618	691

Total interest income	41,571	34,080

Interest expense:
Deposits	12,565	8,860
Securities sold under agreements to repurchase and federal funds purchased	986	608
Other short-term borrowings	18	16
Federal Home Loan Bank advances	647	265
Subordinated debentures	932	931

Total interest expense	15,148	10,680

Net interest income	26,423	23,400

Provision for loan losses	950	225

Net interest income after provision for loan losses	25,473	23,175

Non-interest income:
Investment management and trust services	5,718	5,447
Service charges on deposit accounts	4,408	4,049
Bankcard transaction revenue	986	806
Gains on sales of mortgage loans held for sale	607	656
Brokerage commissions and fees	1,099	1,041
Other	1,236	1,367

Total non-interest income	14,054	13,366

Non-interest expenses:
Salaries and employee benefits	13,378	12,302
Net occupancy expense	1,709	1,666
Data processing expense	1,890	1,838
Furniture and equipment expense	603	605
State bank taxes	644	576
Other	4,744	4,648

Total non-interest expenses	22,968	21,635

Income before income taxes	16,559	14,906

Income tax expense	5,371	4,637

Net income	$11,188	$10,269

Net income per share:
Basic	$0.77	$0.70
Diluted	0.76	0.69

Average common shares:
Basic	14,494	14,624
Diluted	14,750	14,861

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005
(In thousands)

	2006	2005
Operating activities:
Net income	$11,188	$10,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	225
Depreciation, amortization and accretion, net	1,534	1,646
Gains on sales of mortgage loans held for sale	(607)	(656)
Origination of mortgage loans held for sale	(46,086)	(54,972)
Proceeds from sale of mortgage loans held for sale	49,656	54,384
Loss on the sale of premises and equipment	13	—
Bank owned life insurance income	443	440
Gain (loss) on the sale of other real estate	(7)	1
Share-based compensation	384	—
Excess tax benefits from share-based compensation arrangements	(117)	—
Income tax benefit of stock options exercised	—	215
Increase in accrued interest receivable and other assets	(3,102)	(3,068)
Increase (decrease) in accrued interest payable and other liabilities	(5,340)	4,424

Net cash provided by operating activities	8,909	12,908

Investing activities:
Purchases of securities available for sale	(38,566)	(49,062)
Proceeds from maturities of securities available for sale	67,662	30,153
Proceeds from maturities of securities held to maturity	540	826
Net increase in loans	(32,461)	(26,919)
Purchases of premises and equipment	(1,314)	(1,547)
Purchase of bank-owned life insurance	—	—
Proceeds from sales of other real estate	163	599

Net cash used in investing activities	(3,976)	(45,950)

Financing activities:
Net increase in deposits	28,168	45,385
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(6,450)	8,930
Net (decrease) increase in other short-term borrowings	(929)	524
Proceeds of Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and employee benefit plans	1,267	428
Excess tax benefits from share-based compensation arrangements	117	—
Common stock repurchases	(3,798)	(3,233)
Cash dividends paid	(3,754)	(3,060)

Net cash provided by financing activities	4,591	38,944

Net increase in cash and cash equivalents	9,524	5,902

Cash and cash equivalents at beginning of period	44,039	31,547

Cash and cash equivalents at end of period	53,563	37,449

Supplemental cash flow information:
Income tax payments	$4,685	$4,425
Cash paid for interest	$15,230	$10,660

Supplemental non-cash activitiy:
Transfers from loans to other real estate owned	$588	$805

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended June 30, 2006
(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797

Net income	—	—	—	11,188	—	11,188

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(1,160)	(1,160)

Stock compensation expense	—	—	384	—	—	384

5% stock dividend	690	2,301	15,694	(17,995)	—	—

Stock issued for stock options exercised and employee benefit plans	66	210	1,174	—	—	1,384

Cash dividends, $0.27 per share	—	—	—	(3,985)	—	(3,985)

Shares repurchased	(155)	(496)	(3,302)	—	—	(3,798)

Balance June 30, 2006	14,417	$8,946	$28,723	$94,498	$(2,357)	$129,810

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2006 and 2005
(In thousands)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$5,868	$5,492	$11,188	$10,269
Other comprehensive gain (loss), net of tax:

Unrealized holding gains (losses) on securities available for sale arising during the period	(617)	1,103	(1,160)	(212)

Other comprehensive gain (loss)	(617)	1,103	(1,160)	(212)

Comprehensive income	$5,251	$6,595	$10,028	$10,057

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

(1)            Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements of S.Y. Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”). All significant intercompany transactions have been eliminated in consolidation. Bancorp also owns S.Y. Bancorp Capital Trust I (“Trust”), a Delaware statutory business trust that is a 100% owned finance subsidiary. The Trust is not consolidated in the financial statements of Bancorp. See note 4 to the financial statements below for more information on the Trust.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2005 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results for the entire year.

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

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of periodic IRS and state agency examinations, could materially impact Bancorp’s financial position and its results from operations.

(b)           Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date. The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline. These investments consist of 61 and 50 separate investment positions as of June 30, 2006 and 2005, respectively that are not considered other-than-temporarily impaired.

(c)            Stock-Based Compensation

Prior to January 1, 2006, Bancorp used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) to measure stock-based compensation. Under the intrinsic value method, compensation expense was measured as the difference between the market value of the underlying shares and the price the employee is required to pay on the grant date, if any. Since Bancorp granted options at the current value of shares as of date of grant, no compensation expense was recorded.

On January 1, 2006, Bancorp adopted the modified version of prospective application of Statement of Financial Statement No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”). Under this method, the fair value of all new and modified awards granted subsequent to the date of adoption will be recognized as compensation expense net of estimated forfeitures. Further, the fair value of any unvested awards at the date of adoption will be recognized as compensation expense, net of estimated forfeitures.

At June 30, 2006, Bancorp has one stock-based compensation plan. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards. As of June 30, 2006, there were 543,896 shares available for future awards. Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

The fair value of Bancorp’s, stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options. This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate. As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the unaudited condensed consolidated income statements, stock-based compensation expense of $384,000 before income taxes and a deferred tax benefit of $134,000 resulting in a reduction of net income of $250,000, or $0.02 per basic and diluted shares for the six months ended June 30, 2006. For the second quarter of 2006, Bancorp recognized $210,000 of compensation expense before taxes, a deferred tax benefit of $74,000 and a reduction of net income of $136,000, or $0.01 per basic and diluted shares. Bancorp expects to record an additional $85,000 and $56,000 of compensation expense in the third and fourth quarters of 2006, respectively, for outstanding stock options. As a result of adoption, cash flows provided by financing activities increased by $117,000 and cash flows provided by operating activities decreased by $117,000 for the six months ended June 30, 2006.

As of June 30, 2006 Bancorp has $783,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over 4.5 years, the weighted-average remaining life of these options. Bancorp received cash of $1,254,000 from the exercise of options during the first six months of 2006.

In accordance with the Financial Accounting Standards Board Staff Position SFAS NO. 123R— 3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, Bancorp has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS No. 123 had been used to account for stock-based compensation costs.

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

Had compensation cost for Bancorp’s stock-based compensation plan been determined using the fair value method as described in SFAS No. 123R, Bancorp’s net income and earnings per share for the three and six months periods ended June 30, 2005 would have approximated the pro forma amounts indicated below:

	Three months	Six months
	June 30, 2005	June 30, 2005
Net income, as reported	$5,492	$10,269
Less stock-based compensation expense determined under fair value method, net of tax	80	160
Pro forma net income	$5,412	$10,109

Basic EPS:
As reported	$0.38	$0.70
Pro forma	0.37	0.69

Diluted EPS:
As reported	0.37	0.69
Pro forma	0.36	0.68

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Under SFAS 123, Bancorp recognized actual forfeitures as they occurred within the above pro forma income calculation. Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date. These forfeiture estimates are based on historical experience.

The following assumptions were used in option valuations:

	2006	2005

Dividend yield	1.63%	1.70%
Expected volatility	16.53	16.72
Risk free interest rate	4.42	4.05
Forfeitures	5.69	—
Expected life of options (in years)	7.7	7.0

The expected life of options is based on actual experience of past like-term options. All outstanding options have a 10-year contractual term. Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 and 7.0 years for options granted during the first six months of 2006 and 2005, respectively.

The dividend yield and expected volatility are based on historical information corresponding to the expected life of options granted. The expected volatility is the volatility of the underlying shares for the expected term on a quarterly basis.

The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the options.

A summary of stock option activity and related information for the six months ended June 30, 2006 follows. The number of options and aggregate intrinsic value are stated in thousands of dollars.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
			Exercise	Intrinsic	Fair	Contractual
	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2005
Vested and exercisable	834	$6.90-$22.96	$16.31	$9,312	$3.40
Unvested	8	16.00-20.90	19.80	66	4.52
Total outstanding	842	6.90-22.96	16.34	9,378	3.41

Granted	196	24.07	24.07	670	5.81
Exercised	38	6.90-22.96	15.77	588	3.26
Forfeited	7	24.07	24.07	23	5.81

At June 30, 2006
Vested and exercisable	797	6.90-22.81	16.34	8,877	3.41	5.76
Unvested	196	16.00-24.07	23.91	701	5.77	9.49
Total outstanding	993	6.90-24.07	17.84	9,578	3.87	6.50

On January 17, 2006, Bancorp granted 196,350 options to purchase common stock shares at the current market price of $24.07. These options were awarded to employees and will primarily vest 20% per year over the next five years. Of these options, 54,600 were granted to certain executive officers and will vest six months from the date of grant. As of June 30, 2006, none of these options had vested. All options expire ten years from the date of grant.

On December 31, 2005, the Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding. This resulted in the accelerated vesting of approximately 190,000 options to purchase shares of common stock of Bancorp. The Board approved the accelerated vesting to reduce future compensation expense that Bancorp would otherwise be required to report in its consolidated financial statements upon adoption of SFAS No. 123R. By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over future vesting periods. There are 8,000 options granted to non-employee directors that continue to vest on their original terms.

(2)            Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

	2006	2005
Beginning balance December 31,	$12,035	12,521
Provision for loan losses	950	225
Loans charged off	(956)	(772)
Recoveries	363	364
Ending balance June 30,	$12,392	12,338

(3)            Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has borrowed $30,000,000 via two separate fixed rate, non-callable advances of $10,000,000 and $20,000,000, which are due in February of 2007 and October of 2008, respectively, with a weighted average rate of 4.13%. Interest payments are due monthly, with principal due at maturity.

(4)            Subordinated Debentures

On June 1, 2001, S.Y. Bancorp Capital Trust I (“the Trust”), a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (“Securities”). The principal asset of the Trust I is a $20.0 million subordinated debenture of Bancorp, and Bancorp owns all of the common securities of the Trust. The securities and subordinated debenture bear interest at the rate of 9.00% and mature June 30, 2031, subject to prior redemption under certain circumstances. The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The obligations of Bancorp with respect to the issuance of the Securities constitute a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.

In the second quarter of 2006, Bancorp announced its intention to call these securities on July 1, 2006. Accordingly, on July 1, 2006, Bancorp redeemed these securities at par value. Unamortized issuance costs of $879,000 will be written off, and this charge will be included in other non-interest expense in the third quarter of 2006.

The Bank also had subordinated debentures outstanding amounting to $120,000 at June 30, 2006 and $150,000 at December 31, 2005. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. The rate for the debentures was 6.25% and 4.25% for 2006 and 2005, respectively. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank. While the debentures mature in 2049, the owners may redeem the debentures at any time.

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

(6)            Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The Bank does not make contributions to this plan. Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended June 30
	2006	2005
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	29	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	8
Net periodic benefit cost	$36	38

	Six months ended June 30
	2006	2005
Components of net periodic benefit cost:
Service cost	$—	—
Interest cost	59	60
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	14	16
Net periodic benefit cost	$73	76

(7)            Commitments to Extend Credit

As of June 30, 2006, Bancorp had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $349,971,000, including standby letters of credit of $15,263,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2006. Commitments to extend credit were $322,132,000, including letters of credit of $13,453,000, as of

December 31, 2005. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(8)            Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of June 30, 2006.

(9)            Stock Dividend

On April 26, 2006 Bancorp declared a 5% stock dividend to shareholders of record on May 10, 2006 payable May 26, 2006. Share and per share information has been adjusted for this dividend.

(10)     Net Income Per Share

The following table reflects, for the three and six month periods ended June 30, 2006 and 2005, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income, basic and diluted	$5,868	$5,492	$11,188	$10,269
Average shares outstanding	14,484	14,595	14,494	14,624
Effect of dilutive securities	268	213	256	237

Average shares outstanding including dilutive securities	14,752	14,808	14,750	14,861

Net income per share, basic	$0.41	$0.38	$0.77	$0.70
Net income per share, diluted	$0.40	$0.37	$0.76	$0.69

(11)     Segments

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal tax rate. The provision for loan losses has been allocated to the commercial banking segment. The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the quarter and six months ended June 30, 2006 and 2005 follows:

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net interest income:
Commercial banking	$13,461	$12,091	$26,444	$23,281
Investment management and trust	(11)	50	(21)	119
Total	$13,450	$12,141	$26,423	$23,400
Non-interest income:
Commercial banking	$4,306	$4,121	$8,336	$7,919
Investment management and trust	2,931	2,750	5,718	5,447
Total	$7,237	$6,871	$14,054	$13,366
Non-interest expense:
Commercial banking	$9,936	$9,654	$20,075	$18,855
Investment management and trust	1,350	1,404	2,893	2,780
Total	$11,286	$11,058	$22,968	$21,635
Tax expense
Commercial banking	$2,383	$1,973	$4,390	$3,662
Investment management and trust	550	489	981	975
Total	$2,933	$2,462	$5,371	$4,637
Net income:
Commercial banking	$4,848	$4,585	$9,365	$8,458
Investment management and trust	1,020	907	1,823	1,811
Total	$5,868	$5,492	$11,188	$10,269

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.

S.Y.BANCORP, INC. AND SUBSIDIARY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six month periods ended June 30, 2006 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first six months of 2006 compared to December 31, 2005. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2006 through June 30

The second quarter of 2006 was highlighted by higher earnings as a result of an improved net interest margin, ongoing growth in the loan portfolio, and an increase in non-interest income, particularly fee income for investment management and trust services. With these factors, Bancorp completed the second quarter of the year with net income exceeding the comparable period of 2005 by 7%. For the first half of the year, net income exceeded the comparable period of 2005 by 9%.

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

Net interest income was up 11% for the second quarter and 13% year to date compared to the same periods of 2005, due to improved net interest margin and loan growth. Net interest margin for the second quarter of 2006 improved 17 basis points compared to the same quarter last year and 15 basis points compared to the first quarter of 2006. The Bank has been able to hold down deposit costs as market interest rates have increased. With approximately half of the loan portfolio comprised of variable rate loans, increases in rates earned on loans have outpaced increases in rates paid on deposits. Funding costs have increased in 2006 primarily as the result of certificate of deposit promotions in 2006 to support anticipated loan growth.

With fee income from investment management and trust services at the forefront, Bancorp has a higher than industry average proportion of non-interest revenues which also has fueled net income growth. Compared to the same periods of last year, total non-interest income grew 5% for both the second quarter and first six months. Growth in non-interest income partially offset growth in non-interest expenses, which were up 2% in the second quarter and 6% in the first half of 2006 compared to 2005. Salaries and employee benefits are the largest component of non-interest expenses and these expenses increased due to new share-based compensation expense, annual compensation increases, and rising benefit costs. The Company’s efficiency ratio improved to 53.9% from 58.3% in the first quarter of 2006 and 57.4% in the second quarter last year. Management expects the efficiency ratio to return to more historical levels in the second half of the year as it fills vacancies in several staff positions.

Operating results in 2006 were affected by a higher provision for loan losses. Net charge-offs for both the first and second quarters of 2006 were 3 basis points of average loans. Non-performing loans at June 30, 2006 increased to $7,255,000 compared to $5,331,000 at the end of the first quarter of 2006. Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considers data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of the Bank’s loan portfolio and relevant economic data. Taking into consideration all relevant data, management provided $600,000 in the second quarter and $350,000 in the first quarter of 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2006.

The Company announced two capital transactions during the second quarter. In April, the Company’s Board of Directors declared a 5% stock dividend on its common stock to shareholders of record as of May 10, which was distributed to shareholders on May 26, 2006. All share and per share information has been adjusted for the 5% stock dividend. In May, the Company announced that on July 1, 2006, it would redeem all of its $20 million issuance of 9.00% cumulative trust preferred securities. In connection with the redemption, the Company will write off unamortized issuance costs in the third quarter totaling $879,000.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,868,000 for the three months ended June 30, 2006 increased $376,000, or 7%, from $5,492,000 for the comparable 2005 period. Basic net income per share was $0.41 for the second quarter of 2006, an increase of 8% from the $0.38 for the same period in 2005. Net income per share on a diluted basis was $0.40 for the second quarter of 2006 compared to $0.37 for the second quarter of 2005; an 8% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.76% and 18.02%, respectively, for the second quarter of 2006, compared to 1.74% and 18.45%, respectively, for the same period in 2005.

Net income of $11,188,000 for the six months ended June 30, 2006 increased $919,000, or 9%, from $10,269,000 from the comparable 2005 period. Basic net income per share was $0.77 for the first six months of 2006, an increase of 10% from the $0.70 for the same period in 2005. Net income per share on a diluted basis was $0.76 for the first six months of 2006 compared to $0.69 for the first six months of 2005. This represents a 10% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.68% and 17.42%, respectively, for the first six months of 2006, compared to 1.66% and 17.44%, respectively, for the same period in 2005.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2006 and 2005 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended June 30
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$11,681	$145	4.98%	$20,922	$145	2.78%
Mortgage loans held for sale	3,101	51	6.60%	6,751	95	5.64%
Securities:
Taxable	105,251	1,106	4.11%	101,404	1,026	4.06%
Tax-exempt	32,676	461	5.68%	36,227	493	5.46%
FHLB stock	3,502	49	5.61%	3,277	41	5.02%
Loans, net of unearned income	1,086,780	19,685	7.27%	1,004,403	16,101	6.43%

Total earning assets	1,242,991	21,497	6.92%	1,172,984	17,901	6.12%

Less allowance for loan losses	12,230			12,866

	1,230,761			1,160,118
Non-earning assets:
Cash and due from banks	33,851			34,044
Premises and equipment	25,105			26,392
Accrued interest receivable and other assets	47,519			42,487

Total assets	$1,337,236			$1,263,041

	Three months ended June 30
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$227,926	$833	1.47%	$251,416	$694	1.11%
Savings deposits	48,987	77	0.63%	47,348	48	0.41%
Money market deposits	174,124	1,400	3.22%	166,872	893	2.15%
Time deposits	423,935	4,184	3.96%	370,611	2,922	3.16%
Securities sold under agreements to repurchase and federal funds purchased	77,334	517	2.68%	75,484	335	1.78%
Other short-term borrowings	815	8	4.02%	865	10	4.64%
FHLB advances	30,000	309	4.13%	19,999	122	2.45%
Long-term debt	20,739	466	8.99%	20,770	466	9.00%

Total interest bearing liabilities	1,003,860	7,794	3.11%	953,365	5,490	2.31%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	173,327			167,207
Accrued interest payable and other liabilities	29,438			23,076

Total liabilities	1,206,625			1,143,648

Stockholders’ equity	130,611			119,393

Total liabilities and stockholders’ equity	$1,337,236			$1,263,041

Net interest income		$13,703			$12,411

Net interest spread			3.81%			3.81%

Net interest margin			4.41%			4.24%

	Six months ended June 30
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$25,320	$565	4.50%	$16,857	$227	2.72%
Mortgage loans held for sale	3,441	111	6.51%	5,669	151	5.37%
Securities:
Taxable	108,452	2,153	3.92%	99,047	1,975	4.02%
Tax-exempt	33,126	884	5.41%	36,488	991	5.48%
FHLB stock	3,434	97	5.70%	3,258	76	4.70%
Loans, net of unearned income	1,075,065	38,250	7.17%	1,000,140	31,127	6.28%

Total earning assets	1,248,838	42,060	6.78%	1,161,459	34,547	6.00%

Less allowance for loan losses	12,247			12,828

	1,236,591			1,148,631
Non-earning assets:
Cash and due from banks	33,838			33,434
Premises and equipment	25,129			26,176
Accrued interest receivable and other assets	46,953			42,059

Total assets	$1,342,511			$1,250,300

	Six months ended June 30
	2006			2005
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$228,842	$1,590	1.40%	$252,720	$1,403	1.12%
Savings deposits	47,920	149	0.63%	46,372	88	0.38%
Money market deposits	179,911	2,780	3.12%	164,290	1,670	2.05%
Time deposits	420,508	8,046	3.86%	363,922	5,699	3.16%
Securities sold under agreements to repurchase and federal funds purchased	78,120	986	2.55%	74,304	608	1.65%
Other short-term borrowings	934	18	3.89%	937	16	3.44%
FHLB advances	33,204	647	3.93%	22,983	265	2.33%
Long-term debt	20,740	932	8.94%	20,772	931	8.91%

Total interest bearing liabilities	1,010,179	15,148	3.02%	946,300	10,680	2.28%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	173,011			163,349
Accrued interest payable and other liabilities	29,830			21,916

Total liabilities	1,213,020			1,131,565

Stockholders’ equity	129,491			118,735

Total liabilities and stockholders’ equity	$1,342,511			$1,250,300

Net interest income		$26,912			$23,867

Net interest spread			3.76%			3.72%

Net interest margin			4.34%			4.14%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. The approximate tax equivalent adjustments to interest income were $253,000 and $270,000, respectively, for the three month periods ended June 30, 2006 and 2005 and $489,000 and $467,000, respectively, for the six month periods end June 30, 2006 and 2005.

Fully taxable equivalent net interest income of $13,703,000 for the three months ended June 30, 2006 increased $1,292,000, or 10%, from $12,411,000 when compared to the same period last year. Net interest spread and net interest margin were 3.81% and 4.41%, respectively, for the second quarter of 2006 and 3.81% and 4.24%, respectively, for the second quarter of 2005.

Fully taxable equivalent net interest income of $26,912,000 for the six months ended June 30, 2006 increased $3,045,000, or 13% from the same period last year. Net interest spread and net interest margin were 3.76% and 4.34%, respectively, for the first six months of 2006 and 3.72% and 4.14%, respectively, for the first six months of 2005. For both the first and second quarters of 2006, Bancorp’s rising rates for earning assets outpaced increases in rates on interest bearing liabilities. With approximately half of Bancorp’s loan portfolio bearing variable interest rates, these loans repriced immediately with increases in the prime lending rate. Bancorp was able to lag deposit interest rate increases. For the second quarter of 2006 the average rate earned on assets increased 80 basis points as compared to 2005. For the same time frame, the average rate paid on liabilities rose 80 basis points. Similarly for the first half of 2006, the average rate earned on assets increased 78 basis points as compared to 2005 while the average rate paid on liabilities rose 74 basis points. Comparing the second quarter to the first quarter of 2006, the average rate earned on assets increased 29 basis points and the average rate paid on liabilities increased 18 basis points.

In June 2001 Bancorp issued $20 million in trust preferred securities to provide capital needed to support rapid growth. Given the current interest rate environment and that Bancorp no longer needs the regulatory capital provided by these securities to remain well-capitalized, Bancorp redeemed the securities on July 1, 2006 at par. Bancorp funded the redemption by borrowing $20 million on a line of credit from a correspondent bank.

The interest rate on the trust preferred securities was fixed at 9% while the rate on the line of credit is variable. The lower cost of funds is expected to have a positive impact in net interest spread and margin.

Although management believes Bancorp is well positioned for a rising interest rate environment, future increases in rates by the Federal Reserve may not have a beneficial impact on the net interest margin. Net interest margin and spread will also be affected by competitive forces in both loan and deposit pricing. To date in 2006 the Bank has been able to lag deposit interest rate increases behind those of loans; that could change materially based on competition for deposits and the Bank’s need to gather funds to fund loan growth which could adversely affect net interest margin and spread.

Average earning assets increased $87,379,000, or 8%, to $1,248,838,000 for the first six months of 2006 compared to 2005, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $63,879,000, or 7% to $1,010,179,000 for the first six months of 2006 compared to 2005 primarily due to increases in time deposits and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results. The June 30, 2006 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest
income change
Increase 200bp	7.63%
Increase 100bp	3.80
Decrease 100bp	(3.77)
Decrease 200bp	(7.52)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2006 and 2005 follows:

(Dollars in thousands)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Balance at the beginning of the period	$12,065	$12,580	$12,035	$12,521
Provision for loan losses	600	—	950	225
Loan charge-offs, net of recoveries	(273)	(242)	(593)	(408)
Balance at the end of the period	$12,392	$12,338	$12,392	$12,338
Average loans, net of unearned income	$1,086,780	$1,004,403	$1,075,065	$1,000,140
Provision for loan losses to average loans (1)	0.06%	0.00%	0.09%	0.02%
Net loan charge-offs to average loans (1)	0.03%	0.02%	0.06%	0.04%
Allowance for loan losses to average loans	1.14%	1.23%	1.15%	1.23%
Allowance for loan losses to period-end loans	1.14%	1.22%	1.14%	1.22%
Allowance to nonperforming loans	170.81%	245.83%	170.81%	245.83%

(1) Amounts not annualized

The provision for loan losses increased $725,000 during the first six months of 2006 as compared to 2005. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on the review of this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2006. Among factors considered in determining the provision for allowance for loan losses are net charge-offs and non-performing loans. Net charge-offs were up 13% for the second quarter of 2006 and 45% for the first half of 2006 as compared to the same periods of 2005. Non-performing loans increased from $4,600,000 at the end of 2005 to $5,331,000 at March 31, 2006 and $7,255,000 at June 30, 2006.

Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2006 and 2005.

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Non-interest income:
Investment management and trust services	$2,931	$2,750	$5,718	$5,447
Service charges on deposit accounts	2,279	2,151	4,408	4,049
Bankcard transaction revenue	517	424	986	806
Gains on sales of mortgage loans held for sale	302	357	607	656
Brokerage commissions and fees	574	449	1,099	1,041
Other	634	740	1,236	1,367
Total non-interest income	$7,237	$6,871	$14,054	$13,366
Non-interest expenses:
Salaries and employee benefits	$6,485	$6,263	$13,378	$12,302
Net occupancy expense	847	816	1,709	1,666
Data processing expense	899	888	1,890	1,838
Furniture and equipment expense	298	306	603	605
State bank taxes	261	299	644	576
Other	2,496	2,486	4,744	4,648
Total non-interest expenses	$11,286	$11,058	$22,968	$21,635

Total non-interest income increased $366,000, or 5%, for the second quarter of 2005, and $688,000, or 5%, for the first six months of 2006 compared to the same periods in 2005.

Investment management and trust services income increased $181,000, or 7%, in the second quarter of 2006, as compared to the same period in 2005. For the first six months of 2006, investment management and trust services income increased $271,000, or 5%, compared to 2005. Trust assets under management at June 30, 2006 were $1.46 billion, compared to $1.43 billion at December 31, 2005 and $1.39 billion at June 30, 2005. Trust assets are expressed in terms of market value. In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets. For the six months ended June 30, 2006, growth in trust assets was primarily attributable to net new business.

Service charges on deposit accounts increased $128,000, or 6%, in the second quarter of 2006 and $359,000, or 9%, for the first six months of 2006 as compared to the same periods in 2005. Several factors contributed to the increase in service charges, including additional service charges for continuing overdrafts and higher activity levels compared to the prior year. Somewhat offsetting these increases is the impact of higher interest rates on commercial analysis accounts as they served to increase earnings credits which in turn reduced service charges income.

Bankcard transaction revenue increased $93,000, or 22%, in the second quarter of 2006 and $180,000, or 22%, for the first six months of 2006 as compared to the same periods in 2005. Results in 2006 compared favorably to 2005 as transaction volume increased.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market. Gains on sales of mortgage loans were $302,000 in the second quarter of 2006 and $357,000 in 2005. This represents a decline of 15%. For the six months ended June 30, 2006 gains on the sale of mortgage loans decreased 8% to $607,000 from $656,000 in 2005. This year to date decrease was due to a decline in loan originations resulting from the loss of two mortgage lenders and the softening mortgage market as interest rates rose.

Brokerage commissions and fees increased $125,000, or 28%, in the second quarter of 2006 and increased $58,000, or 6%, for the first six months of 2006 as compared to the same periods in 2005. The increase in the second quarter was the result of the increased commissions from sales of a new mutual fund product.

Other non-interest income decreased $106,000, or 14%, in the second quarter of 2006 and $131,000, or 10%, for the first six months of 2006 as compared to 2005 primarily due to a reduction in internet banking fee income and fees related to mortgage processing. Beginning January 2006, the Bank discontinued charges for internet banking services to most business customers. The decrease in mortgage related fees, such as title insurance and miscellaneous mortgage income, corresponded to lower mortgage loan originations.

Total non-interest expenses increased $228,000, or 2%, for the second quarter of 2006 and $1,333,000, or 6% for the first six months of 2006 as compared to the same periods in 2005.

Salaries and employee benefits increased $222,000, or 4%, for the second quarter of 2006 and $1,076,000, or 9%, for the first two quarters of 2006 compared to 2005. This increase arose in part from regular salary increases, compensation expense related to expensing of stock options and increased health insurance costs. Increases were somewhat offset by a decrease in incentive compensation as the percentage increase in earnings per share in 2006 compared to 2005 declined. In 2006, Bancorp adopted Statement of Financial Statement No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”), which requires recording compensation expense related to stock options and other equity compensation. This stock-based compensation expense was $210,000 and $384,000 for the second quarter and six months of 2006, respectively. There was no stock-based compensation expense recorded for the first half of 2005. Remaining 2006 stock-based compensation expense for outstanding options is expected to be $141,000. The Bank had 429 full time equivalent employees as of June 30, 2006 and 430 full time equivalents as of June 30, 2005.

Net occupancy expense increased $31,000, or 4%, in the second quarter of 2006 and $43,000, or 3%, for the first six months of 2006 as compared to 2005. The increases are largely a result of increases real estate property taxes. Data processing expense increased $11,000, or 1%, for the second quarter of 2006 and $52,000, or 3%, for the first six months of 2006 compared to 2005. This increase is primarily a result of increased processing fees for usage of debit and ATM cards. Furniture and equipment expense decreased $8,000, or 3%, for the second quarter of 2006 and $2,000, or 0.3% for the first six months of 2006 compared to 2005.

State bank taxes decreased $38,000, or 13%, for the second quarter of 2006 and increased $68,000, or 12%, for the first half of 2006 compared to 2005. These bank taxes are based on capital levels and increase as capital levels increase. Offsetting the increase, Bancorp recorded a $66,000 second quarter 2006 refund from an over payment in a previous year. Bancorp also purchased Commonwealth of Kentucky historical credits at a discount to help reduce state bank tax in 2006. The second quarter of 2006 included $48,000 of these credits and credits for 2006 are expected to total $144,000.

Other non-interest expenses increased $10,000, or 0.4% in the second quarter of 2006 and $96,000, or 2%, for the first six months of 2006 as compared to 2005. The increase in other non-interest expenses is related to a variety of factors including increases in charitable contributions and expenses related to brokerage operations and loan collection activities. These increases were somewhat offset by decreases in expenses related to maintaining other real estate owned, advertising and marketing.

On July 1, 2006, Bancorp redeemed $20 million of trust preferred securities at par. As a result $879,000 of unamortized debt issuance costs will be written off in the third quarter of 2006.

Income Taxes

In the second quarter of 2006, Bancorp recorded income tax expense of $2,933,000, compared to $2,462,000 for the same period in 2005. The effective rate for each three month period was 33.3% in 2006 and 31.0% in 2005. Bancorp recorded income tax expense of $5,371,000 for the first six months of 2006, compared to $4,637,000 for the same period in 2005. The effective rate for each six month period was 32.4% in 2006 and 31.1% in 2005. The increase in the effective tax rate was primarily due to the decrease in municipal tax-exempt income and an increase in state income taxes due to growing operations outside the state of Kentucky.

b)             Financial Condition

Balance Sheet

Total assets increased $9,663,000, or 1%, from $1.330 billion on December 31, 2005 to $1.340 billion on June 30, 2006. The most significant component of the increase in total assets was an increase in loans of $31,868,000, or 3%, which was largely offset by a decrease of $29,552,000, or 18%, in securities. Average assets for the first six months of 2006 were $1.343 billion. Total assets at June 30, 2006 increased $74,446,000 from June 30, 2005, representing a 6% increase.

Total liabilities increased $5,650,000, or 0.5%, from $1.205 billion on December 31, 2005 to $1.210 billion on June 30, 2006. Time deposits increased $55,589,000, or 14%, during this same period primarily as the result of two certificate of deposit promotions. This increase was somewhat offset by a decrease of $26,818,000, or 6%, in other interest bearing deposits and by the maturity of a $10 million FHLB advance. Average interest bearing liabilities for the first six months of 2006 were $1.010 billion. Total liabilities at June 30, 2006 increased $65,685,000 from June 30, 2005, representing a 6% increase.

Non-performing Loans and Assets

Non-performing loans, which included non-accrual loans of $6,164,000 and loans past due over 90 days and still accruing of $1,091,000, totaled $7,255,000 at June 30, 2006. Non-performing loans were $4,600,000 at December 31, 2005 including $891,000 of loans past due over 90 days and still accruing. This represents 0.67% of total loans at June 30, 2006 compared to 0.44% at December 31, 2005. In addition, total non-performing loans as of June 30, 2006 increased $1,924,000 from the level at March 31, 2006 when total non-performing loans were $ 5,331,000 or 0.50% of total loans. This increase was partially the result of placing loans totaling $1,200,000 relating to one borrower on non-accrual status. Also contributing to the rise is the increasing time needed to adjudicate collections and foreclosures.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, if any, totaled $10,358,000 at June 30, 2006 and $7,866,000 at December 31, 2005. This represents 0.77% of total assets at June 30, 2006 compared to 0.59% at December 31, 2005.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2006, the Bank’s additional borrowing capacity with the FHLB was approximately $76 million. Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 2006, the Bank may pay up to $25,597,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the first six months of 2006, the Bank paid dividends to Bancorp totaling $9,870,000.

d)             Capital Resources

At June 30, 2006, stockholders’ equity totaled $129,810,000, an increase of $4,013,000 since December 31, 2005. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2005. Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains / losses on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, totaled a loss of $2,357,000 at June 30, 2006 and $1,197,000 at December 31, 2005. The change since year end is primarily a reflection of the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued a public offering of $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise. The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provided Bancorp with a cost-effective form of capital. See note 4 to the unaudited consolidated financial statements for more information on the trust preferred securities. In May 2006 Bancorp announced it would redeem the securities on July 1, 2006. If the trust preferred securities were excluded from risk-based capital at June 30, 2006 all ratios would have met regulatory requirements to be considered well-capitalized.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.

The following table sets forth Bancorp’s risk based capital amounts and ratios as of June 30:

	June 30
	2006		2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$151,209	13.56%	$139,831	13.58%
For capital adequacy purposes	44,602	4.00	41,159	4.00
To be well capitalized	66,903	6.00	61,739	6.00

Total risk adjusted capital	$163,721	14.68%	$152,319	14.80%
For capital adequacy purposes	89,205	8.00	82,319	8.00
To be well capitalized	111,506	10.00	102,898	10.00

Leverage ratio (Tier 1 capital)	$151,209	11.30%	$139,831	11.18%
For capital adequacy purposes	40,146	3.00	37,523	3.00
To be well capitalized	66,911	5.00	62,539	5.00

The following table sets forth Bank’s risk based capital amounts and ratios as of June 30:

	June 30
	2006		2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$135,387	12.23%	$127,168	12.44%
For capital adequacy purposes	44,285	4.00	40,891	4.00
To be well capitalized	66,427	6.00	61,337	6.00

Total risk adjusted capital	$147,899	13.36%	$139,656	13.66%
For capital adequacy purposes	88,569	8.00	81,783	8.00
To be well capitalized	110,712	10.00	102,228	10.00

Leverage ratio (Tier 1 capital)	$135,387	10.19%	$127,168	10.13%
For capital adequacy purposes	39,857	3.00	37,669	3.00
To be well capitalized	66,428	5.00	62,782	5.00

All ratios exceed the minimum required by regulators to be well capitalized. To be categorized as well capitalized, Bancorp and the Bank must maintain a Tier 1 ratio of at least 6%; a total risk-based capital ratio of at least 10%; and a leverage ratio of at least 5%.

e)              Recently Issued Accounting Pronouncements

In February 2006, Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Statement permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (“new basis”) event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended June 30, 2006 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2006.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	21,840	$25.33	21,840	325,013
May 1 - May 31	42,100	25.51	42,100	282,913
June 1 - June 30	56,900	25.60	56,900	226,013
Total	120,840	$25.52	120,840	226,013

The Board of Directors of S.Y. Bancorp Inc. approved a share buyback plan in 1999. The plan has no expiration date. In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares between February 2005 and February 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2006, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders. Represented in person or by proxy were 11,734,520 shares, and those shares were voted as follows:

(1) Fixing the number of directors at thirteen:

For	11,515,035
Against	70,464
Abstain	144,429

(2) Election of Directors: Bancorp has a staggered Board of Directors. The following individuals were nominated in 2006. All nominees were elected. The results were as follows:

		Votes
	For	Withheld
James E. Carrico	11,624,076	110,444
Carl G. Herde	11,600,164	105,784
Bruce P. Madison	11,638,176	67,672
Robert L. Taylor	11,536,079	169,769

Item 6.     Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
number	Description of exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 8, 2006	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman, President & Chief Executive Officer

Date: August 8, 2006	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer