Form 10-Q
period 2006-09-30
S Y BANCORP INC
filed 2006-11-08
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Common Stock, no par value — 14,446,220
Shares issued and outstanding at November 1, 2006

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–                Unaudited Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

–                Unaudited Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2006 and 2005

–                Unaudited Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2006 and 2005

–                Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
for the nine months ended September 30, 2006

–                Unaudited Condensed Consolidated Statement of Comprehensive Income
for the three and nine months ended September 30, 2006 and 2005

–                Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$37,073	$34,082
Federal funds sold	275	9,957
Mortgage loans held for sale	4,069	7,444
Securities available for sale (amortized cost of $129,052 in 2006 and $158,371 in 2005)	127,655	156,950
Securities held to maturity (approximate fair value of $3,416 in 2006 and $4,180 in 2005)	3,397	4,124
Federal Home Loan Bank stock	3,540	3,391
Loans	1,116,799	1,053,871
Less allowance for loan losses	12,442	12,035
Net loans	1,104,357	1,041,836
Premises and equipment, net	24,970	25,187
Accrued interest receivable and other assets	48,557	47,467
Total assets	$1,353,893	$1,330,438
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$168,190	$180,628
Interest bearing	898,774	850,729
Total deposits	1,066,964	1,031,357
Securities sold under agreements to repurchase and federal funds purchased	91,804	79,886
Other short-term borrowings	1,210	2,139
Accrued interest payable and other liabilities	29,219	30,490
Federal Home Loan Bank advances	30,000	40,000
Subordinated debentures	120	20,769
Total liabilities	1,219,317	1,204,641
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,441,852 and 13,815,837 shares in 2006 and 2005, respectively	9,016	6,931
Additional paid-in capital	28,990	14,773
Retained earnings	97,756	105,290
Accumulated other comprehensive loss	(1,186)	(1,197)
Total stockholders’ equity	134,576	125,797
Total liabilities and stockholders’ equity	$1,353,893	$1,330,438

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2006 and 2005
(In thousands, except per share data)

	For three months ended September 30,		For nine month ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$20,402	$16,974	$58,429	$47,934
Federal funds sold	206	63	771	290
Mortgage loans held for sale	66	89	177	240
Securities — taxable	1,047	1,088	3,297	3,139
Securities — tax-exempt	308	347	926	1,038
Total interest income	22,029	18,561	63,600	52,641
Interest expense:
Deposits	7,188	4,817	19,753	13,677
Securities sold under agreements to repurchase and federal funds purchased	642	419	1,628	1,027
Other short-term borrowings	278	8	296	24
Federal Home Loan Bank advances	312	124	959	389
Subordinated debentures	2	465	934	1,396
Total interest expense	8,422	5,833	23,570	16,513
Net interest income	13,607	12,728	40,030	36,128
Provision for loan losses	450	—	1,400	225
Net interest income after provision for loan losses	13,157	12,728	38,630	35,903
Non-interest income:
Investment management and trust services	2,882	2,618	8,600	8,065
Service charges on deposit accounts	2,188	2,240	6,596	6,289
Bankcard transaction revenue	509	436	1,495	1,242
Gains on sales of mortgage loans held for sale	339	324	946	980
Brokerage commissions and fees	460	533	1,559	1,574
Other	564	667	1,800	2,034
Total non-interest income	6,942	6,818	20,996	20,184
Non-interest expenses:
Salaries and employee benefits	6,314	6,063	19,692	18,365
Net occupancy expense	899	894	2,608	2,560
Data processing expense	929	910	2,819	2,748
Furniture and equipment expense	285	291	888	896
Amortization of issuance costs of trust preferred securities	879	9	897	26
State bank taxes	327	626	971	1,202
Other	2,213	2,086	6,939	6,717
Total non-interest expenses	11,846	10,879	34,814	32,514
Income before income taxes	8,253	8,667	24,812	23,573
Income tax expense	2,832	2,816	8,203	7,453
Net income	$5,421	$5,851	$16,609	$16,120
Net income per share:
Basic	$0.38	$0.40	$1.15	$1.10
Diluted	0.37	0.40	1.13	1.09
Average common shares:
Basic	14,426	14,569	14,471	14,605
Diluted	14,718	14,807	14,736	14,843

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(In thousands)

	2006	2005
Operating activities:
Net income	$16,609	$16,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	225
Depreciation, amortization and accretion, net	2,264	2,459
Amortization of debt issuance cost	897	26
Gains on sales of mortgage loans held for sale	(946)	(980)
Origination of mortgage loans held for sale	(66,568)	(82,640)
Proceeds from sale of mortgage loans held for sale	70,889	82,301
Loss on the sale of premises and equipment	13	—
Bank owned life insurance income	674	660
Gain (loss) on the sale of other real estate	(15)	8
Share-based compensation	469	—
Excess tax benefits from share-based compensation arrangements	(297)	241
Increase in accrued interest receivable and other assets	(3,227)	(3,591)
Increase (decrease) in accrued interest payable and other liabilities	(1,344)	6,760
Net cash provided by operating activities	20,818	21,589
Investing activities:
Purchases of securities available for sale	(40,618)	(59,075)
Proceeds from maturities of securities available for sale	69,744	47,922
Proceeds from maturities of securities held to maturity	725	859
Net increase in loans	(63,921)	(41,406)
Purchases of premises and equipment	(2,151)	(1,791)
Proceeds from sales of premises and equipment	138	—
Proceeds from sales of other real estate	567	753
Net cash used in investing activities	(35,516)	(52,738)
Financing activities:
Net increase in deposits	35,607	44,338
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	11,918	13,558
Net (decrease) increase in other short-term borrowings	(929)	(175)
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(20,649)	(30)
Issuance of common stock for options and employee benefit plans	1,534	755
Excess tax benefits from share-based compensation arrangements	297	—
Common stock repurchases	(3,993)	(4,498)
Cash dividends paid	(5,778)	(4,597)
Net cash provided by financing activities	8,007	39,351
Net increase in cash and cash equivalents	(6,691)	8,202
Cash and cash equivalents at beginning of period	44,039	31,547
Cash and cash equivalents at end of period	$37,348	$39,749
Supplemental cash flow information:
Income tax payments	$5,860	$7,475
Cash paid for interest	$23,600	$16,443

Supplemental non-cash activitiy:
Transfers from loans to other real estate owned	$824	$870

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended September 30, 2006
(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797
Net income	—	—	—	16,609	—	16,609

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	11	11

Stock compensation expense	—	—	469	—	—	469

5% stock dividend	690	2,301	15,694	(17,995)	—	—

Stock issued for stock options exercised and employee benefit plans	96	306	1,525	—	—	1,831

Cash dividends, $0.42 per share	—	—	—	(6,148)	—	(6,148)

Shares repurchased	(160)	(522)	(3,471)	—	—	(3,993)

Balance September 30, 2006	14,442	$9,016	$28,990	$97,756	$(1,186)	$134,576

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2006 and 2005
(In thousands)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net income	$5,421	$5,851	$16,609	$16,120
Other comprehensive gain (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,171	(903)	11	(1,115)
Other comprehensive income (loss)	1,171	(903)	11	(1,115)
Comprehensive income	$6,592	$4,948	$16,620	$15,005

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

Interim results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results for the entire year.

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

(b)                      Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  These investments consist of 62 and 32 separate investment positions as of September 30, 2006 and 2005, respectively that are not considered other-than-temporarily impaired.

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

On January 1, 2006, Bancorp adopted the modified version of prospective application of Statement of Financial Statement No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”).  Under this method, the fair value of all new and modified awards granted subsequent to the date of adoption will be recognized as compensation expense, net of estimated forfeitures.  Further, the fair value of any unvested awards at the date of adoption was recognized as compensation expense, net of estimated forfeitures.

Bancorp currently has one stock-based compensation plan. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of September 30, 2006, there were 543,896 shares available for future awards.  Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the unaudited condensed consolidated income statements, stock-based compensation expense of $469,000 before income taxes and a deferred tax benefit of $164,000 resulting in a reduction of net income of $305,000, or $0.02 per basic and diluted shares for the nine months ended September 30, 2006.  For the third quarter of 2006, Bancorp recognized $85,000 of compensation expense before taxes, a deferred tax benefit of $30,000 and a reduction of net income of $55,000, or less than $0.01 per basic and diluted shares. Bancorp expects to record an additional $56,000 of compensation expense in the fourth quarter of 2006 for outstanding stock options.  As of September 30, 2006 Bancorp has $698,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4.25 years, the weighted-average remaining life of these options.  Bancorp received cash of $1,534,000 from the exercise of options during the first nine months of 2006.

In accordance with the Financial Accounting Standards Board Staff Position SFAS No. 123R—3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, Bancorp has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits.  The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS No. 123 had been used to account for stock-based compensation costs.

Prior to the adoption of SFAS No. 123R, Bancorp presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash inflows in the unaudited condensed consolidated statement of cash flows.  SFAS No. 123R requires the cash flows resulting from excess tax deductions related to the compensation costs recognized for the share-based awards be classified as financing cash inflows.  Cash flows provided by financing activities relating to excess tax benefits from share-based compensation arrangements increased by $297,000 and cash flows used in operating activities decreased by $297,000 for the nine months ended September 30, 2006. Cash flows relating to tax benefits from the exercise of stock options were previously reported as operating activities.

Had compensation cost for Bancorp’s stock-based compensation plan been determined using the fair value method as described in SFAS No. 123, Bancorp’s net income and earnings per share for the three and nine months periods ended September 30, 2005 would have approximated the pro forma amounts indicated below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$5,851	$16,120
Less stock-based compensation expense determined under fair value method, net of tax	80	239
Pro forma net income	$5,771	$15,881
Basic EPS:
As reported	$0.40	$1.10
Pro forma	0.40	1.09
Diluted EPS:
As reported	0.40	1.09
Pro forma	0.39	1.07

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Under SFAS No. 123, Bancorp recognized actual forfeitures as they occurred within the above pro forma income calculation.  Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.

The following assumptions were used in option valuations:

	2006	2005
Dividend yield	1.63%	1.56%
Expected volatility	16.53	16.60
Risk free interest rate	4.42	4.13
Forfeitures	5.69	—
Expected life of options (in years)	7.7	7.0

The expected life of options is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 and 7.0 years for options granted during the first nine months of 2006 and 2005, respectively.

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

A summary of stock option activity and related information for the nine months ended September 30, 2006 follows.  The number of options and aggregate intrinsic value are stated in thousands of dollars.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
			Exercise	Intrinsic	Fair	Contractual
	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2005
Vested and exercisable	834	$6.90-$22.96	$16.31	$9,312	$3.40
Unvested	8	16.00-20.90	19.80	66	4.52
Total outstanding	842	6.90-22.96	16.34	9,378	3.41

Vested	57	18.05-24.07	23.91	1,356	5.77
Granted	196	24.07	24.07	4,726	5.81
Exercised	66	6.90-22.96	13.19	1,127	2.62
Forfeited	7	24.07	24.07	164	5.81

At September 30, 2006
Vested and exercisable	824	6.90-24.07	17.08	14,069	3.63	5.89
Unvested	141	16.00-24.07	23.87	3,376	5.75	9.21
Total outstanding	965	6.90-24.07	18.08	$17,445	3.94	6.38

On January 17, 2006, Bancorp granted 196,350 options to purchase common stock shares at the current market price of $24.07.  These options were awarded to employees and will primarily vest 20% per year over the next five years.  Of these options, 54,600 were granted to certain executive officers that vested in the third quarter, six months from the date of grant.  All options expire ten years from the date of grant.

On December 31, 2005, the Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding.  This resulted in the accelerated vesting of approximately 190,000 options to purchase shares of common stock of Bancorp.  The Board approved the accelerated vesting to reduce future compensation expense that Bancorp would otherwise be required to report in its consolidated financial statements upon adoption of SFAS No. 123R.  By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over future vesting periods.  There are 8,000 options granted to non-employee directors that continue to vest on their original terms.  In the fourth quarter of 2006, 2,100 of these options will vest.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

	2006	2005
Beginning balance January 1,	$12,035	$12,521
Provision for loan losses	1,400	225
Loans charged off	(1,733)	(1,060)
Recoveries	740	522
Ending balance September 30,	$12,442	$12,208

(3)                     Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has outstanding borrowings of $30,000,000 via two separate fixed rate, non-callable advances of $10,000,000 and $20,000,000, which are due in February of 2007 and October of 2008, respectively, with a weighted average rate of 4.13%.  Interest payments are due monthly, with principal due at maturity.

(4)                     Subordinated Debentures

On June 1, 2001, S.Y. Bancorp Capital Trust I, a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (“Securities”).  The principal asset of the Trust I was a $20.0 million subordinated debenture of Bancorp, and Bancorp owned all of the common securities of the Trust.  The securities and subordinated debenture bore interest at the rate of 9.00% and would have matured June 30, 2031, subject to prior redemption under certain circumstances.  The Securities, the assets of the Trust, and the common securities issued by the Trust were redeemable in whole or in part on or after June 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events.  The Securities were included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.

On July 1, 2006, Bancorp redeemed these securities at par value.  Remaining unamortized issuance costs of $879,000 were recognized as non-interest expense in the third quarter of 2006.

The Bank also had subordinated debentures outstanding amounting to $120,000 at September 30, 2006 and $150,000 at December 31, 2005. Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1.  The rate for the debentures was 6.25% and 4.25% for 2006 and 2005, respectively. The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

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

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended September 30
	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	29	30
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	8
Net periodic benefit cost	$36	$38

	Nine months ended September 30
	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	88	88
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	21	25
Net periodic benefit cost	$109	$113

(7)                     Commitments to Extend Credit

As of September 30, 2006, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $387,587,000, and standby letters of credit of $16,491,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2006. Commitments to extend credit were $322,132,000, and letters of credit were $13,453,000, as of December 31, 2005. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(8)                     Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of September 30, 2006.

(9)                     Stock Dividend

On April 26, 2006 Bancorp declared a 5% stock dividend to shareholders of record on May 10, 2006 payable May 26, 2006.  Share and per share information has been adjusted as appropriate for this dividend.

(10)              Net Income Per Share

The following table reflects, for the three and nine month periods ended September 30, 2006 and 2005, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net income, basic and diluted	$5,421	$5,851	$16,609	$16,120
Average shares outstanding	14,426	14,569	14,471	14,605
Effect of dilutive securities	292	238	265	238

Average shares outstanding including dilutive securities including dilutive securities	14,718	14,807	14,736	14,843

Net income per share, basic	$0.38	$0.40	$1.15	$1.10
Net income per share, diluted	$0.37	$0.40	$1.13	$1.09

(11)              Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial banking and investment management and trust.  Commercial banking provides a full range of loan and deposit products to individual consumers and businesses.  Commercial banking also includes the Bank’s mortgage banking and brokerage activity.  Investment management and trust provides wealth management services including investment management, trust and estate administration, and retirement plan services.

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

Selected financial information by business segment for the quarter and nine months ended September 30, 2006 and 2005 follows:

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net interest income:
Commercial banking	$13,638	$12,700	$40,082	$35,981
Investment management and trust	(31)	28	(52)	147
Total	$13,607	$12,728	$40,030	$36,128
Non-interest income:
Commercial banking	$4,060	$4,200	$12,396	$12,119
Investment management and trust	2,882	2,618	8,600	8,065
Total	$6,942	$6,818	$20,996	$20,184
Non-interest expense:
Commercial banking	$10,508	$9,434	$30,570	$28,289
Investment management and trust	1,338	1,445	4,244	4,225
Total	$11,846	$10,879	$34,814	$32,514
Tax expense
Commercial banking	$2,303	$2,396	$6,697	$6,057
Investment management and trust	529	420	1,506	1,396
Total	$2,832	$2,816	$8,203	$7,453
Net income:
Commercial banking	$4,437	$5,070	$13,811	$13,529
Investment management and trust	984	781	2,798	2,591
Total	$5,421	$5,851	$16,609	$16,120

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.

S.Y.BANCORP, INC. AND SUBSIDIARY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine month periods ended September 30, 2006 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first nine months of 2006 compared to December 31, 2005. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2006 through September 30

For the third quarter of 2006 Bancorp’s net income decreased from the same period in 2005 by $430,000, or 7%. For the nine month period ended September 30, 2006, net income increased 3% from the same period in 2005.

Highlights of the third quarter included a higher level of net interest income year over year, underscoring continued growth in the Company’s loan portfolio, together with a slight increase in net interest margin versus the year-earlier quarter.  Non-interest income also continued to increase year over year, primarily on the strength of fee income for investment management and trust services. During the third quarter, Bancorp redeemed its $20 million 9% cumulative trust preferred securities and expensed $879,000 of corresponding unamortized issuance costs compared to $9,000 of amortization expense in the prior year quarter.  Also, Bancorp recorded $450,000 provision for loan losses, compared with zero in the year-earlier quarter.  Finally, Bancorp recognized stock option expense in the third quarter totaling $85,000; no such expense was recorded in the prior-year quarter.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans, and the rates paid on those deposits directly impacts profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income was up 7% for the third quarter and 11% year to date compared to the same periods of 2005, due to improved net interest margin and loan growth. Net interest margin for the third quarter of 2006 improved four basis points compared to the same quarter last year and declined two basis points compared to the second quarter of 2006. With approximately half of the loan portfolio comprised of variable rate loans, increases in rates earned on loans out paced increases in rates paid on deposits as the Federal Reserve Bank increased interest rates.  Also, the Bank was able to hold down deposit costs as market interest rates increased. As prevailing market rates have stopped rising, the net interest margin is likely to narrow as deposit rates increase.

With fee income from investment management and trust services, Bancorp has a higher than industry average proportion of non-interest revenues which also has fueled net income growth. Compared to the same periods of last year, total non-interest income grew 2% for the third quarter and 4% in the first nine months. Growth in non-interest income was more than offset by growth in non-interest expenses, which were up 9% in the third quarter and 7% in the first nine months of 2006 compared to 2005.  Salaries and employee benefits are the largest component of non-interest expenses and these expenses increased due to annual compensations increases, new share-based compensation expense, and rising benefit costs.  The write off of unamortized debt issuance costs also impacted non interest expense totals in 2006. The Company’s efficiency ratio increased to 56.9% compared to 53.9% in the second quarter of 2006 and 55.1% in the third quarter last year.

Operating results in 2006 were affected by a higher provision for loan losses. Net charge-offs for the first nine months of 2006 were nine basis points of average loans. Non-performing loans at September 30, 2006 decreased to 0.61% of total loans compared to 0.67% at the end of the second quarter of 2006. At the end of the third quarter of 2005, non-performing loans to total loans was 0.38%.  Bancorp’s process of evaluating the credit risk inherent in the loan portfolio considers data including non-performing loans, past due loans, charge offs, internal watch lists, the nature of the Bank’s loan portfolio and relevant economic data. Taking into consideration all relevant data, management provided $450,000 in the third quarter and $1,400,000 in the first nine months of 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2006.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,421,000 for the three months ended September 30, 2006 decreased $430,000, or 7%, from $5,851,000 for the comparable 2005 period.  Basic net income per share was $0.38 for the third quarter of 2006, a decrease of 5% from the $0.40 for the same period in 2005.  Net income per share on a diluted basis was $0.37 for the third quarter of 2006 compared to $0.40 for the third quarter of 2005; an 8% decrease.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.60% and 16.29%, respectively, for the third quarter of 2006, compared to 1.83% and 18.77%, respectively, for the same period in 2005.

Net income of $16,609,000 for the nine months ended September 30, 2006 increased $489,000, or 3%, from $16,120,000 from the comparable 2005 period.  Basic net income per share was $1.15 for the first nine months of 2006, an increase of 5% from the $1.10 for the same period in 2005.  Net income per share on a diluted basis was $1.13 for the first nine months of 2006 compared to $1.09 for the first nine months of 2005.  This represents a 4% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.65% and 17.03%, respectively, for the first nine months of 2006, compared to 1.71% and 17.90%, respectively, for the same period in 2005.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2006 and 2005 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended September 30
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$16,090	$206	5.08%	$7,733	$63	3.23%
Mortgage loans held for sale	3,878	66	6.75%	6,305	89	5.60%
Securities:
Taxable	98,662	995	3.90%	104,413	1,048	3.98%
Tax-exempt	32,073	441	5.47%	36,037	496	5.46%
FHLB stock	3,509	52	5.88%	3,316	40	4.79%
Loans, net of unearned income	1,097,176	20,527	7.42%	1,019,737	17,018	6.62%
Total earning assets	1,251,388	22,287	7.05%	1,177,541	18,754	6.32%
Less allowance for loan losses	12,515			12,556
	1,238,873			1,164,985
Non-earning assets:
Cash and due from banks	34,524			34,877
Premises and equipment	24,982			25,913
Accrued interest receivable and other assets	49,275			44,115
Total assets	$1,347,654			$1,269,890

	Three months ended September 30
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$216,577	$793	1.45%	$236,818	$686	1.15%
Savings deposits	46,403	74	0.63%	47,400	55	0.46%
Money market deposits	178,804	1,648	3.66%	163,464	993	2.41%
Time deposits	443,510	4,673	4.18%	374,490	3,083	3.27%
Securities sold under agreements to repurchase and federal funds purchased	79,932	642	3.19%	84,593	419	1.97%
Other short-term borrowings	18,166	278	6.07%	1,074	8	2.96%
FHLB advances	30,000	312	4.13%	20,178	124	2.44%
Long-term debt	344	2	2.33%	20,591	465	8.96%
Total interest bearing liabilities	1,013,736	8,422	3.30%	948,608	5,833	2.44%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	174,815			174,356
Accrued interest payable and other liabilities	27,037			23,234
Total liabilities	1,215,588			1,146,198
Stockholders’ equity	132,066			123,692

Total liabilities and stockholders’ equity	$1,347,654			$1,269,890
Net interest income		$13,865			$12,921
Net interest spread			3.75%			3.88%
Net interest margin			4.39%			4.35%

	Nine months ended September 30
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$22,209	$771	4.64%	$13,782	$290	2.81%
Mortgage loans held for sale	3,589	177	6.59%	5,884	240	5.45%
Securities:
Taxable	105,152	3,148	3.91%	100,856	3,023	4.01%
Tax-exempt	32,771	1,325	5.43%	36,336	1,487	5.47%
FHLB stock	3,459	149	5.76%	3,277	116	4.73%
Loans, net of unearned income	1,082,517	58,777	7.26%	1,006,744	48,146	6.39%
Total earning assets	1,249,697	64,347	6.87%	1,166,879	53,302	6.11%
Less allowance for loan losses	12,337			12,737
	1,237,360			1,154,142
Non-earning assets:
Cash and due from banks	34,069			33,920
Premises and equipment	25,079			26,087
Accrued interest receivable and other assets	47,667			42,752
Total assets	$1,344,175			$1,256,901

	Nine months ended September 30
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$224,709	$2,383	1.42%	$247,361	$2,089	1.13%
Savings deposits	47,409	223	0.63%	46,718	143	0.41%
Money market deposits	179,538	4,428	3.30%	164,011	2,663	2.17%
Time deposits	428,260	12,719	3.97%	367,483	8,782	3.20%
Securities sold under agreements to repurchase and federal funds purchased	78,730	1,628	2.76%	77,772	1,027	1.77%
Other short-term borrowings	6,595	296	6.00%	983	24	3.26%
FHLB advances	32,125	959	3.99%	21,978	389	2.37%
Long-term debt	13,941	934	8.83%	20,771	1,396	8.99%
Total interest bearing liabilities	1,011,307	23,570	3.11%	947,077	16,513	2.33%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	173,619			167,058
Accrued interest payable and other liabilities	28,892			22,360
Total liabilities	1,213,818			1,136,495
Stockholders’ equity	130,357			120,406

Total liabilities and stockholders’ equity	$1,344,175			$1,256,901
Net interest income		$40,777			$36,789
Net interest spread			3.76%			3.78%
Net interest margin			4.35%			4.22%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $258,000 and $193,000, respectively, for the three month periods ended September 30, 2006 and 2005 and $747,000 and $661,000, respectively, for the nine month periods end September 30, 2006 and 2005.

Fully taxable equivalent net interest income of $13,865,000 for the three months ended September 30, 2006 increased $944,000, or 7.3%, from $12,921,000 when compared to the same period last year. Net interest spread and net interest margin were 3.75% and 4.39%, respectively, for the third quarter of 2006 and 3.88% and 4.35%, respectively, for the third quarter of 2005.

Fully taxable equivalent net interest income of $40,777,000 for the nine months ended September 30, 2006 increased $3,988,000, or 10.8%, from the same period last year.  Net interest spread and net interest margin were 3.76% and 4.35%, respectively, for the first nine months of 2006 and 3.78% and 4.22%, respectively, for the first nine months of 2005.  Early in 2006, Bancorp’s rising rates for earning assets outpaced increases in rates on interest bearing liabilities.  With approximately half of Bancorp’s loan portfolio bearing variable interest rates, these loans repriced immediately with increases in the prime lending rate.  Bancorp was able to lag deposit interest rate increases.  This trend has reversed, however, as the Federal Reserve Bank has discontinued raising prevailing interest rates.  For the third quarter of 2006, the average rate earned on assets increased 73 basis points while the average rate paid on liabilities rose 86 basis points compared to 2005.  For the first nine months of 2006 compared to the same period of 2005, the average rate earned on assets increased 76 basis points while the average rate paid on liabilities rose 78 basis points.  Comparing the third quarter to the second quarter of 2006, the average rate earned on assets increased 13 basis points and the average rate paid on liabilities increased 19 basis points.  As this trend continues, Bancorp will experience a decline in net interest spread and margin. Net interest margin and spread are also being affected by competitive forces in both loan and deposit pricing.

In June 2001 Bancorp issued $20 million in trust preferred securities to provide capital needed to support rapid growth.  Given the current interest rate environment and that Bancorp no longer needed the regulatory capital provided by these securities to remain well-capitalized, Bancorp redeemed the securities on July 1, 2006 at par.  Bancorp funded the redemption by borrowing $20 million on a line of credit from a correspondent bank.   During the third quarter, the Bank declared and paid a dividend of $20 million to

Bancorp allowing Bancorp to pay off the $20 million line of credit.   The interest rate on the trust preferred securities was fixed at 9%. The lower cost of funds is expected to have a positive impact in net interest spread and margin which will somewhat offset the rising cost of deposits.

Average earning assets increased $82,818,000, or 7.1%, to $1,249,697,000 for the first nine months of 2006 compared to 2005, primarily reflecting growth in the loan portfolio.  Average interest bearing liabilities increased $64,230,000, or 6.8%, to $1,011,307,000 for the first nine months of 2006 compared to 2005 primarily due to increases in time and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2006 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	7.24%
Increase 100bp	3.61
Decrease 100bp	(3.57)
Decrease 200bp	(7.13)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2006 and 2005 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Balance at the beginning of the period	$12,392	$12,338	$12,035	$12,521
Provision for loan losses	450	—	1,400	225
Loan charge-offs, net of recoveries	(400)	(130)	(993)	(538)
Balance at the end of the period	$12,442	$12,208	$12,442	$12,208
Average loans, net of unearned income	$1,097,176	$1,019,737	$1,082,517	$1,006,744
Provision for loan losses to average loans (1)	0.04%	0.00%	0.13%	0.02%
Net loan charge-offs to average loans (1)	0.04%	0.01%	0.09%	0.05%
Allowance for loan losses to average loans	1.13%	1.20%	1.15%	1.21%
Allowance for loan losses to period-end loans	1.11%	1.19%	1.11%	1.19%
Allowance to nonperforming loans	183.92%	317.42%	183.92%	317.42%

(1)             Amounts not annualized

The 2006 provision for loan losses increased $1,175,000 during the first nine months of 2006 as compared to 2005. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2006.  Among factors considered in determining the provision for allowance for loan losses are net charge-offs and non-performing loans.  Net charge-offs to average loans increased three and four basis points to 0.04% and 0.09%, respectively, for the third quarter and nine months of 2006 compared to the same periods of 2005.  Non-performing loans totaled $4,600,000 at the end of 2005, $7,255,000 at June 30, 2006 and $6,765,000 at September 30, 2006.

Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2006 and 2005.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2006	2005	2006	2005
Non-interest income:
Investment management and trust services	$2,882	$2,618	$8,600	$8,065
Service charges on deposit accounts	2,188	2,240	6,596	6,289
Bankcard transaction revenue	509	436	1,495	1,242
Gains on sales of mortgage loans held for sale	339	324	946	980
Brokerage commissions and fees	460	533	1,559	1,574
Other	564	667	1,800	2,034
Total non-interest income	$6,942	$6,818	$20,996	$20,184
Non-interest expenses:
Salaries and employee benefits	$6,314	$6,063	$19,692	$18,365
Net occupancy expense	899	894	2,608	2,560
Data processing expense	929	910	2,819	2,748
Furniture and equipment expense	285	291	888	896
Amortization of issuance costs of trust preferred securities	879	9	897	26
State bank taxes	327	626	971	1,202
Other	2,213	2,086	6,939	6,717
Total non-interest expenses	$11,846	$10,879	$34,814	$32,514

Total non-interest income increased $124,000, or 2%, for the third quarter of 2005, and $812,000, or 4%, for the first nine months of 2006 compared to the same periods in 2005.

Investment management and trust services income increased $264,000, or 10%, in the third quarter of 2006, as compared to the same period in 2005.  For the first nine months of 2006, investment management and trust services income increased $535,000, or 7%, compared to 2005. Trust assets under management at September 30, 2006 were $1.51 billion, compared to $1.43 billion at December 31, 2005 and $1.41 billion at September 30, 2005.  Trust assets are expressed in terms of market value.  In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets.  For the nine months ended September 30, 2006, growth in trust assets was attributable both to net new business and an increase in market value.

Service charges on deposit accounts decreased $52,000, or 2%, in the third quarter of 2006 and increased $307,000, or 5%, for the first nine months of 2006 as compared to the same periods in 2005.  Since the second quarter of 2005 service charges on deposit accounts have been relatively flat.  Several factors contributed to the year to date increase in service charges, including additional service charges for continuing overdrafts and higher activity levels compared to the prior year.  Somewhat offsetting these increases is the impact of higher interest rates on commercial analysis accounts as they serve to increase earnings credits which in turn reduce service charges income.

Bankcard transaction revenue increased $73,000, or 17%, in the third quarter of 2006 and $253,000, or 20%, for the first nine months of 2006 as compared to the same periods in 2005.  Results in 2006 compared favorably to 2005 as transaction volume increased.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Gains on sales of mortgage loans were $339,000 in the third quarter of 2006 and $324,000 in 2005.  This represents an increase of 5%.  For the nine months ended September 30, 2006 gains on the sale of mortgage loans decreased 4% to $946,000 from $980,000 in 2005.  This year to date decrease was due to a decline in loan originations resulting from softening in the housing market.

Brokerage commissions and fees decreased $73,000, or 14%, in the third quarter of 2006 and decreased $15,000, or 1%, for the first nine months of 2006 as compared to the same periods in 2005.  The decreases corresponded to lower brokerage volume.

Other non-interest income decreased $103,000, or 15%, in the third quarter of 2006 and $234,000, or 12%, for the first nine months of 2006 as compared to 2005 primarily due to a reduction in internet banking fee income and fees related to mortgage processing.  Beginning January 2006, the Bank discontinued charges for internet banking services to most business customers.  The decrease in mortgage related fees, such as title insurance and miscellaneous mortgage income, corresponded to lower volume of mortgage loan originations.

Total non-interest expenses increased $967,000, or 9%, for the third quarter of 2006 and $2,300,000, or 7% for the first nine months of 2006 as compared to the same periods in 2005.

Salaries and employee benefits increased $251,000, or 4%, for the third quarter of 2006 and $1,327,000, or 7%, for the first nine months of 2006 compared to the same periods of 2005.  This increase arose in part from regular salary increases, compensation expense related to stock options and increased health insurance costs.  Increases were somewhat offset by a decrease in incentive compensation.  For the first nine months of the year incentive compensation expense was $566,000 in 2006 compared to $1,368,000 in 2005.  In 2006, Bancorp adopted Statement of Financial Statement No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”), which requires recording compensation expense related to stock options and other equity compensation.  This stock-based compensation expense was $85,000 and $469,000 for the third quarter and nine months of 2006, respectively.  There was no stock-based compensation expense recorded for either the third quarter or first nine months of 2005.  Remaining 2006 stock-based compensation expense for outstanding options is expected to be $56,000.  The Bank had 433 full time equivalent employees as of September 30, 2006 and 431 full time equivalents as of September 30, 2005.

Net occupancy expense increased $5,000, or 1%, in the third quarter of 2006 and $48,000, or 2%, for the first nine months of 2006 as compared to 2005.  Data processing expense increased $19,000, or 2%, for the third quarter of 2006 and $71,000, or 3%, for the first nine months of 2006 compared to 2005.    Furniture and equipment expense decreased $6,000, or 2%, for the third quarter of 2006 and $8,000, or 1% for the first nine months of 2006 compared to 2005.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes decreased $299,000, or 48%, for the third quarter of 2006 and $231,000, or 19%, for the first nine months of 2006 compared to 2005.  These bank taxes are based on capital levels and increase as capital levels increase.  During the third quarter of 2005, Bancorp re-evaluated state bank taxes and increased its expense accordingly by $193,000.  Bancorp purchased Commonwealth of Kentucky historical credits at a discount to help reduce state bank tax in 2006.  The year-to-date 2006 state bank tax expense was reduced by $96,000 as a result of these credits and the expense reduction for 2006 is expected to total $144,000.

Amortization of issuance costs of trust preferred securities are related to the subordinated debentures redeemed on July 1, 2006.  See Note 4 for further details.  The instruments bore an interest rate of 9% and were redeemed at par value. Unamortized issuance costs related to these instruments of $879,000 were expensed at redemption.  Amortization expense on the issuance costs was $9,000 for each quarter of 2005 and the first two quarters of 2006.

Other non-interest expenses increased $127,000, or 6% in the third quarter of 2006 and $222,000, or 3%, for the first nine months of 2006 as compared to 2005.  The increase in other non-interest expenses is related to a variety of factors none of which is individually significant.

Income Taxes

In the third quarter of 2006, Bancorp recorded income tax expense of $2,832,000, compared to $2,816,000 for the same period in 2005.  The effective rate for the three month period was 34.3% in 2006 and 32.5% in 2005.  During the third quarter of 2006, Bancorp Indiana state income taxes increased approximately $100,000 to $335,000, adding 1% to the effective rate.  Banks operating in Kentucky pay a tax based primarily on average capital and deposit levels.  These taxes are included in non-interest expenses as state bank taxes.  Bancorp recorded income tax expense of $8,203,000 for the first nine months of 2006, compared to $7,453,000 for the same period in 2005.  The effective rate for the nine month period was 33.1% in 2006 and 31.6% in 2005.  The increase in the effective tax rate was primarily due to a decreasing proportion of municipal tax-exempt income and an increase in state income taxes due to growing operations in Indiana.

b)             Financial Condition

Balance Sheet

Total assets increased $23,455,000, or 2%, from $1.330 billion on December 31, 2005 to $1.354 billion on September 30, 2006.  The most significant component of the increase in total assets was an increase in loans of $62,928,000, or 6%, which was partially offset by a decrease of $30,022,000, or 19%, in securities.  Total assets at September 30, 2006 increased $80,521,000 from September 30, 2005, representing a 6% increase. Average assets for the first nine months of 2006 were $1.344 billion.

Total liabilities increased $14,676,000, or 1%, from $1.205 billion on December 31, 2005 to $1.219 billion on September 30, 2006.  Time deposits increased $69,666,000, or 18%, during this period primarily as the result of two certificate of deposit promotions.  This increase was somewhat offset by the redemption of Bancorp’s $20 million trust preferred securities and by the maturity of a $10 million FHLB advance.  Total liabilities at September 30, 2006 increased $69,368,000 from September 30, 2005, representing a 6% increase.  Average interest bearing liabilities for the first nine months of 2006 were $1.011 billion.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $5,998,000 and loans past due over 90 days and still accruing of $767,000, totaled $6,765,000 at September 30, 2006.  Non-performing loans were $4,600,000 at December 31, 2005 including $891,000 of loans past due over 90 days and still accruing. This represents 0.61% of total loans at September 30, 2006 compared to 0.44% at December 31, 2005.  This increase was partially the result of placing loans totaling $1,200,000 relating to one borrower on non-

accrual status in the second quarter of 2006.  Also contributing to the rise is the increasing time needed to adjudicate collections and foreclosures.  In addition, total non-performing loans as of September 30, 2006 decreased $490,000 from the level at June 30, 2006 when total non-performing loans were $ 7,255,000 or 0.67% of total loans.   As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $9,660,000 at September 30, 2006 and $7,866,000 at December 31, 2005.  This represents 0.71% of total assets at September 30, 2006 compared to 0.59% at December 31, 2005.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2006, the Bank’s additional borrowing capacity with the FHLB was approximately $67 million.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $78 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At September 30, 2006, the Bank may pay up to $9,694,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first nine months of 2006, the Bank paid dividends to Bancorp totaling $32,036,000 including $20 million in the third quarter enabling Bancorp to pay off the borrowing related to redemption of the trust preferred securities. See note 4 to the unaudited consolidated financial statements for more information on the trust preferred securities.

d)             Capital Resources

At September 30, 2006, stockholders’ equity totaled $134,576,000, an increase of $8,779,000 since December 31, 2005.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2005.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains / losses on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, totaled a loss of $1,186,000 at September 30, 2006 and $1,197,000 at December 31, 2005.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually as indicated by updated actuarial data.

S.Y. Bancorp Capital Trust I, a subsidiary of Bancorp, issued a public offering of $20.0 million of 9.00% Cumulative Trust Preferred Securities in June 2001. The trust preferred securities increased Bancorp’s regulatory capital and allowed for the continued growth of its banking franchise.  The ability to treat these trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provided Bancorp with a cost-effective form of capital.  See note 4 to the unaudited consolidated financial statements for more information on the trust preferred securities.  Bancorp redeemed these securities in the third quarter of 2006.  Also, in the quarter, the Bank paid a $20 million dividend to Bancorp providing Bancorp with funds to repay a line of credit.  While capital ratios as of September 30, 2006 declined reflecting these transactions, both Bancorp and the Bank remain well-capitalized.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of September 30:

	September 30
	2006		2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$134,804	11.83%	$143,108	13.65%
For capital adequacy purposes	45,566	4.00	41,933	4.00
To be well capitalized	68,348	6.00	62,900	6.00
Total risk adjusted capital	$147,366	12.94%	$155,466	14.83%
For capital adequacy purposes	91,131	8.00	83,867	8.00
To be well capitalized	113,914	10.00	104,834	10.00
Leverage ratio (Tier 1 capital)	$134,804	10.00%	$143,108	11.27%
For capital adequacy purposes	40,459	3.00	38,110	3.00
To be well capitalized	67,431	5.00	63,516	5.00

The following table sets forth Bank’s risk based capital amounts and ratios as of September 30:

	September 30
	2006		2005
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$119,483	10.55%	$128,937	12.37%
For capital adequacy purposes	45,285	4.00	41,702	4.00
To be well capitalized	67,928	6.00	62,552	6.00
Total risk adjusted capital	$132,045	11.66%	$141,295	13.55%
For capital adequacy purposes	90,571	8.00	83,403	8.00
To be well capitalized	113,213	10.00	104,254	10.00
Leverage ratio (Tier 1 capital)	$119,483	8.91%	$128,937	10.22%
For capital adequacy purposes	40,230	3.00	37,866	3.00
To be well capitalized	67,050	5.00	63,109	5.00

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by Generally Accepted Accounting Principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FASB Statement No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FASB Statement No. 157 are effective for Bancorp in the first quarter 2008.  The adoption of FASB Statement No. 157 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). FASB Statement No. 158 requires Bancorp to recognize the underfunded status of its pension plans as a liability in its December 31, 2006 financial statements, with changes in the funded status recognized through comprehensive income in the year in which they occur. FASB Statement No. 158 also requires Bancorp to measure the funded status of its pension plans as of Bancorp’s year-end balance sheet date no later than December 31, 2008.  The adoption of FASB no. 158 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on the impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108.  The adoption of SAB 108 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Item 4.     Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files with the Securities and Exchange Commission (“SEC”), and to record, process, summarize and report this information within the time periods specified in the rules and forms of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures as of the end of the quarterly period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, were no significant changes during the quarter ended September 30, 2006 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2006.

			Total Number	Maximum
	Total		of Shares	Number of
	Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan
July 1 - July 31	3,382	$26.22	3,000	223,013
August 1 - August 31	—	—	—	223,013
September 1- September 30	—	—	—	223,013
Total	3,382	$26.22	3,000	223,013

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

S.Y. BANCORP, INC.
Date: November 8, 2006	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman, President & Chief Executive Officer
Date: November 8, 2006	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer