Form 10-K
period 2006-12-31
S Y BANCORP INC
filed 2007-03-16
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2006	1-13661

S.Y. BANCORP, INC.

1040 East Main Street

Louisville, Kentucky 40206

(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ
Preferred Share Purchase Rights	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)

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

Yes  ☐   No  ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $353,481,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 5, 2007, was 14,368,212.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 25, 2007 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I

Item 1.                        Business

S. Y. Bancorp, Inc. (Bancorp) was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust I (the Trust). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; the business of Bancorp is substantially the same as that of the Bank.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory business trust that has no current business operations.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial banking services in the Louisville Metropolitan Statistical Area (MSA) and Indianapolis through 25 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through its operating, Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with a third party provider.  See Note 21 to Bancorp’s consolidated financial statements for the year ended December 31, 2006 for information relating to the Bank’s business segments.

At December 31, 2006, the Bank had 437 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

The Bank is subject to the supervision of and regular examination by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation insures the deposits of the Bank to the current maximums of $100,000 per depositor for time and demand deposit accounts, and $250,000 per depositor for self-directed retirement accounts.

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

The Gramm-Leach-Bliley Act (the GLB Act) allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (FHC). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  Management of Bancorp has chosen not to become an FHC at this time, but may chose to do so in the future.

The USA Patriot Act of 2001 was enacted in response to the 2001 terrorist attacks in the U.S. and is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) currency transaction reports (“CTRs”) for transactions exceeding $10,000; and (e) filing of suspicious activities reports (“SARs”) if the Bank believes a customer may be in violation of U.S. laws and regulations.

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

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

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

Bancorp faces vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, Bancorp encounters competition from both de novo and smaller community banks entering its markets.  Bancorp also competes with other providers of financial services, such as brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit Bancorp’s margins on banking services, reduce Bancorp’s market share and adversely affect Bancorp’s results of operations and financial condition.

The unexpected loss of key members of Bancorp’s management team may adversely affect Bancorp’s operations.

Bancorp’s success to date has been influenced strongly by Bancorp’s ability to attract and to retain senior management experienced in banking and financial services.  Bancorp’s ability to retain executive officers and the current management teams of each of Bancorp’s lines of business will continue to be important to successful implementation of Bancorp’s strategies.  There are no employment or non-compete agreements with any of these key employees, but there are non-solicitation agreements with all Bank officers.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on Bancorp’s business and financial results.

Bancorp’s profitability depends on local and national economic conditions.

Bancorp’s success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville MSA with a growing number of customers in the Indianapolis area.  Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Local economic conditions have an impact on the demand of Bancorp’s customers for loans, the ability of some borrowers to repay these loans, and the value of the collateral securing these loans.

Some of the factors influencing general national economic conditions include inflation, recession, and unemployment. As these factors impact the overall business climate, they can have a significant effect on loan demand. Loan growth is critical to Bancorp’s profitability.  Significant decline in general economic conditions will negatively affect the financial results of Bancorp’s banking operations.

If Bancorp’s allowance for loan losses is not sufficient to cover actual loan losses, Bancorp’s earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment.  Accordingly, Bancorp may experience significant credit losses which could have a material adverse effect on operating results.  Management makes various assumptions and judgments about the collectibility of Bancorp’s loan portfolio, including the creditworthiness of Bancorp’s borrowers and the value of real estate and other assets serving as collateral for repayment of many of Bancorp’s loans.  In determining the size of the allowance for loan losses, management considers, among other factors, Bancorp’s loan loss experience and an evaluation of economic conditions.  If Bancorp’s assumptions prove to be incorrect, Bancorp’s current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in Bancorp’s loan portfolio.  Material additions to Bancorp’s allowance would materially decrease Bancorp’s net income.

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

Item 1B.               Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned eight branch properties at December 31, 2006 (two of which are located on leased land) and Bancorp owned three.  The Bank also leased thirteen branch facilities.  Of the twenty-five banking locations, twenty-four are located in the Louisville MSA and one is located in Indianapolis, Indiana.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2006, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.                        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2006, for information relating to legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2006) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp
David P. Heintzman Age 47	Chairman, President and Chief Executive Officer
Kathy C. Thompson Age 45	Senior Executive Vice President and Director
Phillip S. Smith Age 49	Executive Vice President
Gregory A. Hoeck Age 56	Executive Vice President
Nancy B. Davis Age 51	Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Philip S. Poindexter Age 40	Executive Vice President
James A. Hillebrand Age 38	Executive Vice President

Mr. Heintzman was appointed Chairman and Chief Executive Officer effective January 1, 2005.  Prior thereto, he served as President of Bancorp and the Bank since 1992. Mr. Heintzman joined the Bank in 1985.

Ms. Thompson was appointed Senior Executive Vice President in January 2005.   Prior thereto, she served as Executive Vice President of Bancorp and the Bank. She joined the Bank in 1992 and is Manager of the Investment Management and Trust Department and is also responsible for the sales, service and marketing areas of the Bank.

Mr. Smith was appointed Executive Vice President of the Bank in 1996. He joined the Bank in 1982 and is the Chief Credit Officer of the Bank, responsible for Bank-wide lending policy and operations.

Mr. Hoeck joined the Bank as Executive Vice President in 1998. He is primarily responsible for the retail area of the Bank.

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999.  She joined the Bank in 1991 and was appointed Chief Financial Officer in 1993.

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

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select under the ticker symbol SYBT.  Prior to July 2005, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2006, Bancorp had 1,268 shareholders of record, and approximately 3,200 non-objecting beneficial owners holding shares in nominee or “street name”.

	2006			2005
			Cash Dividends			Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$25.16	$23.13	$0.13	$24.10	$20.78	$0.11
Second	28.28	24.15	0.14	22.37	19.97	0.11
Third	30.03	25.55	0.15	23.62	21.01	0.11
Fourth	29.54	27.55	0.15	24.29	21.48	0.12

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	987	$29.52	—	223,013
November 1-November 30	5,700	27.85	5,700	217,313
December 1-December 31	40,100	27.91	40,100	177,213

Total	46,787	$27.94	45,800	177,213

The Board of Directors of S.Y. Bancorp, Inc. first approved a share buyback plan in 1999.  In February 2007, the Board of Directors extended the term of its existing plan to February 2008.

The following performance graph and data included shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2001 and that all dividends were reinvested.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
S.Y. Bancorp, Inc.	100.00	112.95	127.12	151.59	160.53	192.74
Russell 2000 Index	100.00	79.52	117.09	138.55	144.86	171.47
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
SNL Midwest Bank Index	100.00	96.47	123.48	139.34	134.26	155.19

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2006	2005	2004	2003	2002

Net interest income	$53,886	$49,235	$44,221	$42,748	$40,580
Provision for loan losses	2,100	225	2,090	2,550	4,500
Net income	22,896	21,644	18,912	17,709	15,650

Per share data
Net income, basic	$1.58	$1.48	$1.31	$1.25	$1.11
Net income, diluted	1.55	1.46	1.27	1.21	1.07
Cash dividends declared	0.57	0.45	0.37	0.29	0.25
Book value	9.54	8.67	7.96	7.05	6.10
Market value	28.00	23.83	22.95	19.58	17.67

Average balances
Stockholders’ equity	$131,971	$121,614	$109,414	$93,799	$79,417
Assets	1,353,651	1,270,178	1,148,652	1,083,949	998,421
Federal Home Loan Bank advances	34,466	25,809	25,573	—	—
Long-term debt	10,458	20,769	20,799	20,829	20,867

Selected ratios
Return on average assets	1.69%	1.70%	1.65%	1.63%	1.57%
Return on average stockholders’ equity	17.35	17.80	17.28	18.88	19.71
Average stockholders’ equity to average assets	9.75	9.57	9.53	8.65	7.95
Net interest rate spread	3.76	3.79	3.82	3.86	3.90
Net interest rate margin, fully tax-equivalent	4.36	4.25	4.20	4.25	4.38
Non-performing loans to total loans	0.59	0.44	0.57	0.55	0.68
Non-performing assets to total assets	0.65	0.59	0.75	0.76	0.58
Net charge offs to average loans	0.18	0.07	0.15	0.29	0.47
Allowance for loan losses to average loans	1.12	1.19	1.37	1.38	1.48

Per share information has been adjusted to reflect 5% stock dividend effective May 2006 and 2-for-1 stock split effective September 2003.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2006, the Bank had twenty-four full service banking locations in the Louisville MSA and one full service banking location in Indianapolis, Indiana. The combined effect of added convenience with the Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department, the brokerage department, and the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Overview of 2006

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

The 2006 business environment was influenced by a continuation of improving local economic trends and increasing competition from other financial institutions including several new institutions to the Louisville, KY and Indianapolis, IN MSAs.  With stable interest margins, steady loan growth, and continued growth in non-interest income, Bancorp completed its nineteenth consecutive year of higher earnings.

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

Bancorp’s loan portfolio increased 9% during 2006 and was the driving force of growth in interest income.  This growth reflects an increasingly significant contribution from our expanding Indianapolis presence.   Deposits grew in support of loan growth.  Net interest margin increased slightly on a year to year basis. With approximately half of the loan portfolio being comprised of variable rate loans and primarily indexed to the prime interest rate, the increases in this rate from 7.25% at the beginning of 2006 to 8.25% at the end of 2006 benefited Bancorp’s 2006 net interest income. While deposit rates also trended up, Bancorp was able to hold those rates at a lower level to maintain the net interest margin at 4.36% for the year compared to 4.25% in 2005.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream. Non-interest income as a percentage of total revenues continued to be over 34% in 2006 and proved key to earnings growth.  Stock Yards Trust Company maintained new business growth in 2006, and revenues increased accordingly. Also, increases in revenues from service charges on deposit accounts and bankcard transactions offset a decline in revenues from brokerage activity and gains on sales of mortgage loans.

Also impacting 2006 net income, the Bancorp:

•                  Resumed quarterly provisions for loan losses after having recorded no provision since the first quarter of 2005.  The total provision for 2006 amounted to $2,100,000 compared with $225,000 for 2005.

•                  Redeemed all of its trust preferred securities, recognizing expense of $879,000 for unamortized issuance costs.

•                  Recognized $531,000 in stock option expense in 2006, while only $34,000 was recorded in the prior year due to the adoption of SFAS 123R “Share-Based Payment”.

Challenges for 2007 could include net interest margin contraction and loan growth.

•                  Having benefited from loan rates repricing more quickly than deposit rates, market conditions will likely reverse, and loan rates could decline more quickly than deposit costs to impact net interest margin negatively.

•                  Competition from other financial institutions — both well established and newcomers — could result in  loan and deposit pricing pressures.

•                  To achieve our goals for 2007, net loan growth must exceed that of 2006. This will be impacted by competition and prevailing economic conditions.  While we believe there is significant opportunity for growth in the Louisville MSA, we know that our ability to deliver attractive growth over the long-term is linked to our succession in new markets.  In 2007, we plan to open a second location in Indianapolis, and we have begun to explore the Cincinnati market for the future.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $22,896,000 or $1.55 per share on a diluted basis for 2006 compared to $21,644,000 or $1.46 per share for 2005 and $18,912,000 or $1.27 per share for 2004.

•                  The increase in 2006 net income was attributable to growth in net interest income and non-interest income, which were partially offset by increased provision for loan losses, non-interest expenses and taxes. Earnings include a 9.5% increase in fully taxable equivalent net interest income and a 4.8% increase in non-interest income.

•                  In 2006, the Company provided $2,100,000 for loan losses compared to $225,000 in 2005.  In the first quarter of 2006, the Bank resumed quarterly provisions for loan losses after recoding no provisions since the first quarter of 2005.  Management’s decision to suspend loan loss provisions in 2005 reflected steadily improving credit quality with the loan portfolio.

•                  Non-interest income improved mainly due to a 7.6% increase in income from investment management and trust, a 4.3% increase in service charges on deposit, and a 19.0% increase in Bankcard transaction revenue.   Non-interest expenses increased 4.3% primarily from salaries and benefits and the write-off of issuance costs of trust preferred securities.

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

Comparative information regarding net interest income follows:

(Dollars in thousands)	2006	2005	2004	2006/2005 Change		2005/2004 Change

Net interest income, tax — equivalent basis	$54,912	$50,131	$45,091	9.5%		11.2%
Net interest spread	3.76%	3.79%	3.82%	(3	)bp	(3	)bp
Net interest margin	4.36%	4.25%	4.20%	11	bp	5	bp
Average earning assets	$1,258,591	$1,178,922	$1,074,845	6.8%		9.7%
Five year treasury bond at year end	4.70%	4.36%	3.61%	34	bp	75	bp
Average five year treasury bond	4.75%	4.04%	3.42%	71	bp	62	bp
Prime rate at year end	8.25%	7.25%	5.25%	100	bp	200	bp
Average prime rate	7.96%	6.19%	4.34%	177	bp	185	bp

bp = basis point = 1/100th of a percent

Although the average prime rate increased 177 basis points in 2006 compared to the previous year, net interest margin increased 11 basis points and net interest spread decreased 3 basis points.

Prime rate and the five year treasury are included above to provide a general indication of the interest rate environment in which the Bank operated.  A large portion of the Bank’s variable rate loans are indexed to the

Bank’s prime rate and reprice as the prime rate changes.  Most of the Bank’s fixed rate loans are indexed to the five year Treasury bond.

Average loans increased 7.7% in 2006, and the competitive environment held average loan yields to an increase of 80 basis points.  Average interest costs on interest bearings deposits increased 80 basis points as Bancorp grew average interest bearing deposits $60,833,000, or 7.3%.  Also favorably impacting the net interest spread and margin was the mid-year redemption of Bancorp’s $20 million in trust preferred securities.  These securities bore a rate of 9%.

For 2007 management anticipates a relatively flat prime rate while competitive pressures could decrease the rate the Bank earns on loans. Similarly, contractual repricing coupled with ever increasing competition could increase the rates paid on deposit accounts. These factors would result in compression of net interest spread and margin.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2006 simulation analysis indicates that an increase in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income % Change

Increase 200 bp	5.94
Increase 100 bp	2.96
Decrease 100 bp	(2.93)
Decrease 200 bp	(5.85)

To assist in achieving a desired level of interest rate sensitivity, management has in the past entered into derivative financial instruments that are designed to mitigate the effect of changes in interest rates. Derivative financial instruments can be a cost and capital efficient method of modifying interest rate risk sensitivity. Based upon management’s assessment of interest rate sensitivity, Bancorp had no derivative financial instruments during fiscal years 2006 or 2005.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2006 and 2005 was impacted by volume increases and the higher average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2006/2005			2005/2004
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Net Change	Rate	Volume	Net Change	Rate	Volume

Interest income
Loans	$13,796	$8,434	$5,362	$10,801	$4,359	$6,442
Federal funds sold	462	288	174	343	324	19
Mortgage loans held for sale	(83)	57	(140)	121	23	98
Securities
Taxable	149	55	94	288	570	(282)
Tax-exempt	(210)	(15)	(195)	276	(95)	371
Total interest income	14,114	8,819	5,295	11,829	5,181	6,648

Interest expense
Deposits
Interest bearing demand deposits	329	599	(270)	574	812	(238)
Savings deposits	66	69	(3)	96	95	1
Money market deposits	2,392	1,914	478	2,888	2,225	663
Time deposits	5,667	3,350	2,317	2,498	610	1,888
Securities sold under agreements to repurchase and federal funds purchased	838	827	11	540	503	37
Other short-term borrowings	269	49	220	20	21	(1)
Federal Home Loan Bank advances	694	406	288	173	168	5
Long-term debt	(922)	5	(927)	—	3	(3)

Total interest expense	9,333	7,219	2,114	6,789	4,437	2,352

Net interest income	$4,781	$1,600	$3,181	$5,040	$744	$4,296

Bancorp’s net interest income increased $4,781,000 for the year ended December 31, 2006 compared to the same period of 2005 while 2005 compared to 2004 saw a $5,040,000 increase.  Net interest income for the year 2006 compared to 2005 was positively impacted by a significant increase in loan and deposit volume and, to a lesser degree, an increase in rates.  Although interest rates increased in 2006, which increased interest income, the effect was somewhat offset by the impact of higher deposit rates.  If the yield curve remains flat or inverted and if deposit rates continue to increase due to market competition, Bancorp could experience a decrease in net interest spread and margin.  Strong loan growth accounted for $5,362,000 of the increase in interest income, which was somewhat offset by volume in money market and time deposit growth which increased interest expense by $2,795,000 for the year of 2006 compared to 2005.

For the year 2005 compared to 2004, loan growth generated an increase of $6,442,000 in interest income, and increases in average deposit balances and rates paid on those deposits increased interest expense.

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

(Dollars in thousands)	2006	2005	2004

Provision for loan losses	$2,100	$225	$2,090
Allowance to loans at year end	1.06%	1.14%	1.27%
Allowance to average loans for year	1.12%	1.19%	1.37%

The provision for loan losses increased $1,875,000 during 2006 compared to 2005 in response to Bancorp’s assessment of inherent risk in the loan portfolio.  Bancorp resumed quarterly provisions for loan losses in 2006 after having recorded no provision since the first quarter of 2005.  Management’s decision to suspend loan loss provisions in 2005 reflected steadily improving credit quality.  In many respects, good credit quality remained evident in 2006, even though total non-performing loans and net charge-offs rose to a higher level during the year.  Although non-performing loans and net charge-offs increased in 2006, management does not believe there is significant loss exposure to Bancorp other than the length of time involved in liquidating these loans.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky and Indianapolis, Indiana metropolitan areas. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2006 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2006, 2005 and 2004. The table shows the dollar and percentage change from 2005 to 2006 and from 2004 to 2005. Below the table is a discussion of significant changes and trends.

				2006/2005		2005/2004
(Dollars in thousands)	2006	2005	2004	Change	%	Change	%

Non-interest income
Investment management and trust services	$11,632	$10,813	$9,427	$819	7.6%	$1,386	14.7%
Service charges on deposit accounts	8,791	8,426	8,890	365	4.3%	(464)	(5.2)%
Bankcard transaction revenue	2,028	1,704	1,262	324	19.0%	442	35.0%
Gains on sales of mortgage loans held for sale	1,270	1,391	1,064	(121)	(8.7)%	327	30.7%
Gains on sales of securities available for sale	—	—	—	—	—	—	—
Brokerage commissions and fees	1,973	2,055	1,675	(82)	(4.0)%	380	22.7%
Other	2,988	2,973	2,358	15	0.5%	615	26.1%

	$28,682	$27,362	$24,676	$1,320	4.8%	$2,686	10.9%

Total non-interest income increased 4.8% for the year ended December 31, 2006 compared to the same period for 2005.  The largest component of non-interest income is investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At

December 31, 2006 assets under management totaled $1.6 billion compared to $1.4 billion at December 31, 2005 and $1.3 billion as of December 31, 2004.  Because assets under management are expressed in terms of fair value, increases in market value of existing accounts during the last two years and the attraction of new business have both served to increase assets under management.  Growth in the department’s assets consisted primarily of personal trust accounts during both 2006 and 2005.

Service charges on deposit accounts increased $365,000 or 4.3%, for the year ended December 31, 2006 compared to the same period a year ago. Several factors contributed to the increase, including higher transaction volume compared to the prior year.  Somewhat offsetting these increases is the impact of higher interest rates on commercial analysis accounts as higher rates serve to increase earnings credits which in turn reduce service charge income.

Bankcard transaction revenue increased $324,000 or 19.0% in 2006 compared to 2005 and primarily represents income that the Bank derives from customers’ use of debit cards.  As the popularity of these cards has grown, there have been increases in the number of transactions by cardholders as customers recognize the convenience that the cards offer.

The Bank operates a mortgage banking company. This division originates residential mortgage loans and sells the loans in the secondary market. The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both the purchase of and refinancing of homes. Virtually all loans originated by the mortgage banking company are sold in the secondary market with servicing rights released.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans. The mortgage banking company also offers home equity conversion mortgages or “reverse” mortgages designed by the U.S. Department of Housing and Urban Development (“HUD”). These HUD loans give older homeowners a vehicle for turning equity in their homes to cash.  Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Higher rates in 2005 and 2006 have led to an industry-wide slowdown in loan volume during the past few years as the housing market has softened.

Brokerage commissions and fees decreased during 2006 as overall transaction volume was slightly down compared to the prior year.  Bancorp continues to offer a full compliment of financial services to its customer base and feels that brokerage services are a key component of that strategy.

Other non-interest income increased slightly during 2006 compared to 2005 partly as a result of increased income related to two bank-owned life insurance (“BOLI”) policies.   The BOLI policies generated income of $914,000 and $882,000 during 2006 and 2005, respectively.  Somewhat offsetting any increases were decreases in fees related to mortgage processing and internet banking fee income.   In 2006, the Bank began offering internet banking services to customers for no charge.

The following table provides a comparison of the components of non-interest expenses for 2006, 2005 and 2004. The table shows the dollar and percentage change from 2005 to 2006 and from 2004 to 2005. Below the table is a discussion of significant changes and trends.

				2006/2005		2005/2004
(Dollars in thousands)	2006	2005	2004	Change	%	Change	%

Non-interest expense
Salaries and employee benefits	$26,406	$24,544	$21,652	$1,862	7.6%	$2,892	13.4%
Net occupancy expense	3,480	3,444	3,027	36	1.0%	417	13.8%
Data processing expense	3,834	3,668	3,419	166	4.5%	249	7.3%
Furniture and equipment expense	1,152	1,191	1,178	(39)	(3.3)%	13	1.1%
Amortization and write-off of issuance costs of trust preferred securities	897	35	35	862	2,462.9%	—	—
State bank taxes	1,298	1,562	1,076	(264)	(16.9)%	486	45.2%
Other	9,543	10,228	8,586	(685)	(6.7)%	1,642	19.1%

	$46,610	$44,672	$38,973	$1,938	4.3%	$5,699	14.6%

Salaries and benefits are the largest component of non-interest expenses.  Increases in personnel expense rose in part from increases in regular salaries during 2006 and 2005.  Base salaries increased 8.5% in 2006 as a result of annual increases and competitive pressures of attracting and retaining exceptional employees.  Also contributing to the 2006 increase was Bancorp’s self-funded health insurance plan.  Claims experience impacts benefit costs in the year of occurrence, and claims ran higher in 2006 than 2005.  The Bank’s employee levels remained relatively flat during 2006 compared to 2005.  At December 31, 2006, the Bank had 437 full-time equivalent employees compared to 442 at the same date in 2005 and 416 for 2004.  There are no significant obligations for post-retirement or post-employment benefits.

Additionally, Bancorp recognized $531,000 in stock option expense in 2006 with the implementation of SFAS No. 123R compared to $34,000 in 2005 when Bancorp accelerated the vesting of all employees’ stock options.  By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years.  See Note 15 to Bancorp’s consolidated financial statements for further discussion of stock options.

Net occupancy expense has increased as the Bank has added banking centers.  The Bank opened one location in 2006, no locations in 2005 and two locations in 2004.  In addition, in June 2004, the Bank’s Indianapolis, Indiana location was converted from a loan production office into a full service branch and was moved to a new location.  At December 31, 2006 the Bank had twenty-five banking center locations including the main office.

Data processing expense rose as the Bank continues to update computer equipment and software to keep pace with technology advances. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Amortization and write off of issuance costs of trust preferred securities are related to the subordinated debentures redeemed on July 1, 2006.  See Note 11 for further details.  These instruments bore an interest rate of 9.00% and were redeemed at par value.  Unamortized issuance costs related to these instruments of $879,000 were expensed at redemption.  Amortization expense on the issuance costs was $9,000 for each quarter of 2005 and the first two quarters of 2006.

State bank taxes in Kentucky are based primarily on average capital and deposit levels.  Bancorp used state historic tax credits to help reduce state bank tax during 2006.  Additionally, in the third quarter of 2005, Bancorp re-evaluated state tax accruals and adjusted expenses accordingly.

Other non-interest expenses decreased for the year ended December 31, 2006 compared to the same period of 2005 by $685,000.  In 2005 Bancorp made an additional $500,000 contribution to the Bank’s charitable foundation for continuing support of non-profit and community-oriented organizations in the Bancorp’s markets.  Legal and professional expenses were higher in 2005 mainly due to expenses related to listing on the NASDAQ and computer network consulting services.  Also 2005 included a charge for expensing of obsolete or replaced equipment, facilities, equipment and software.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2006	2005	2004

Income tax expense	$10,962	$10,056	$8,922
Effective tax rate	32.4%	31.7%	32.1%

The increase in the effective tax rate for 2006 was primarily due to a decreasing proportion of municipal tax-exempt income and an increase in Indiana state income taxes due to growing operations in Indiana.  The decrease in the effective tax rate in 2005 compared to 2004 was primarily due to increased investment in transactions that generate low income housing tax credits.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2006/2005		2005/2004
(Dollars in thousands)	2006	2005	2004	Change	%	Change	%

Average earning assets	$1,258,591	$1,178,922	$1,074,845	$79,669	6.8%	$104,077	9.7%
Average interest bearing liabilities	1,018,620	954,726	865,086	63,894	6.7%	89,640	10.4%
Average total assets	1,353,651	1,270,178	1,148,652	83,473	6.6%	121,526	10.6%
Total year end assets	1,426,321	1,330,438	1,212,015	95,883	7.2%	118,423	9.8%

The Bank has experienced steady growth in earning assets over the last several years primarily in the area of loans.  From 2006 to 2005, average loans increased 7.7%.  More specifically, period end commercial and industrial loans increased 27.3%, construction loans decreased 6.3% and consumer loans decreased 4.1%.  The Bank has targeted commercial and industrial loans as having attractive growth potentials. Not only do these relationships afford loan growth, but they also bring opportunities to provide full-service financial relationships. During 2005, average loans increased 11.1% with growth being primarily from commercial and industrial loans and construction loans.

The increase in average interest bearing liabilities from 2005 to 2006 occurred primarily in money market deposits and time deposits spurred by deposit promotions to support loan growth.  Total interest bearing accounts increased 7.3% and non-interest bearing accounts grew 1.6%.  The average cost of the interest bearing deposits rose to 3.1%, an 80 basis point increase from 2.3% for 2005.  In addition, Bancorp continued to utilize fixed rate advances from the Federal Home Loan Bank during 2006 as a more favorably priced alternative to time deposits.  Bancorp had an average of $34,466,000 in outstanding advances in 2006 compared to $25,809,000 and $25,573,000 in 2005 and 2004, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2006			Year 2005			Year 2004
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$20,651	$977	4.73%	$16,057	$515	3.21%	$14,604	$172	1.18%
Mortgage loans held for sale	3,707	251	6.77%	5,902	334	5.66%	4,137	213	5.15%
Securities
Taxable	104,621	4,240	4.05%	102,509	4,126	4.03%	110,283	3,873	3.51%
Tax-exempt	32,283	1,748	5.41%	35,895	1,958	5.45%	29,162	1,682	5.77%
FHLB stock	3,485	200	5.74%	3,298	165	5.00%	3,157	130	4.12%
Loans, net of unearned income	1,093,844	79,937	7.31%	1,015,261	66,141	6.51%	913,502	55,340	6.06%

Total earning assets	1,258,591	87,353	6.94%	1,178,922	73,239	6.21%	1,074,845	61,410	5.71%

Less allowance for loan losses	12,406			12,662			12,592

	1,246,185			1,166,260			1,062,253

Non-earning assets
Cash and due from banks	34,680			34,485			32,257
Premises and equipment	25,063			25,913			25,503
Accrued interest receivable and other assets	47,723			43,520			28,639

Total assets	$1,353,651			$1,270,178			$1,148,652

	Year 2006			Year 2005			Year 2004
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$221,019	$3,159	1.43%	$242,769	$2,830	1.17%	$269,120	$2,256	0.84%
Savings deposits	46,382	283	0.61%	47,081	217	0.46%	46,797	121	0.26%
Money market deposits	185,152	6,294	3.40%	166,458	3,902	2.34%	112,643	1,014	0.90%
Time deposits	436,288	17,760	4.07%	371,700	12,093	3.25%	312,848	9,595	3.07%
Securities sold under agreements to repurchase and federal funds purchased	79,752	2,295	2.88%	79,170	1,457	1.84%	76,173	917	1.20%
Other short-term borrowings	5,103	298	5.84%	970	29	2.99%	1,133	9	0.79%
FHLB advances	34,466	1,412	4.10%	25,809	718	2.78%	25,573	545	2.13%
Long-term debt	10,458	940	8.99%	20,769	1,862	8.97%	20,799	1,862	8.95%

Total interest bearing liabilities	1,018,620	32,441	3.18%	954,726	23,108	2.42%	865,086	16,319	1.89%

Non-interest bearing liabilities
Non-interest bearing demand deposits	172,640			169,971			155,005
Accrued interest payable and other liabilities	30,420			23,867			19,147

Total liabilities	1,221,680			1,148,564			1,039,238

Stockholders’ equity	131,971			121,614			109,414

Total liabilities and stockholders’ equity	$1,353,651			$1,270,178			$1,148,652

Net interest income		$54,912			$50,131			$45,091

Net interest spread			3.76%			3.79%			3.82%

Net interest margin			4.36%			4.25%			4.20%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,026,000, $896,000 and $870,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferrals, included in interest income amounted to $1,039,000, $1,054,000 and $1,591,000 in 2006, 2005 and 2004, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2006	2005	2004

Securities available for sale
U.S. Treasury and federal agency obligations	$101,369	$105,188	$70,536
Mortgage-backed securities	13,801	19,619	21,571
Obligations of states and political subdivisions	27,072	30,224	32,074
Other	3,453	1,919	1,983

	$145,695	$156,950	$126,164

Securities held to maturity
Mortgage-backed securities	$89	$133	$294
Obligations of states and political subdivisions	3,059	3,991	4,989

	$3,148	$4,124	$5,283

The maturity distribution and weighted average interest rates of debt securities at December 31, 2006, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and federal agencies	$46,819	4.34%	$41,768	3.89%	$12,782	5.05%	$—	—
Mortgage-backed securities	—	—	3,650	4.17%	8,109	3.99%	2,042	5.60%
Obligations of states and political subdivisions	3,187	5.78%	10,912	4.61%	11,841	6.63%	1,132	7.36%
Other	2,175	7.21%	—	—	—	—	1,278	7.92%

	$52,181	4.55%	$56,330	4.05%	$32,732	5.36%	$4,452	6.71%
Securities held to maturity
Mortgage-backed securities	$—	—	$—	—	$43	6.48%	$46	6.07%
Obligations of states and political subdivisions	1,985	6.62%	1,074	6.72%	—	—	—	—

	$1,985	6.62%	$1,074	6.72%	$43	6.48%	$46	6.07%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2006	2005	2004	2003	2002

Commercial and industrial	$286,987	$225,369	$215,755	$189,477	$175,002
Construction and development	118,909	126,961	82,261	53,506	34,910
Real estate mortgage:
Commercial	(a)	(a)	336,382	299,654	280,688
Commercial investment	242,742	219,852	(a)	(a)	(a)
Owner occupied commercial	178,439	151,651	(a)	(a)	(a)
1-4 family residential	152,349	153,252	201,109	200,956	203,642
Home equity	136,893	140,287	116,053	99,184	71,363
Consumer	32,635	36,499	33,281	43,376	52,968

	$1,148,954	$1,053,871	$984,841	$886,153	$818,573

(a)             In 2006 the Company changed its methodology for disclosing the types of loans in its portfolio to provide more detailed information.  Loan secured by commercial real estate were divided into two categories; however, it was not feasible to obtain comparable amounts for these categories for 2002 through 2004.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2006, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$101,373	$123,364	$62,250	$286,987
Construction and development	45,249	61,476	12,184	118,909

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$82,223	$41,141
Due after five years	30,520	31,730

	$112,743	$72,871

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans	$5,900	$3,709	$4,944	$4,417	$4,840
Loans past due 90 days or more and still accruing	853	891	696	433	754

Non-performing loans	6,753	4,600	5,640	4,850	5,594

Foreclosed real estate	2,466	3,226	3,284	3,633	310
Other foreclosed property	—	40	113	—	88

Non-performing assets	$9,219	$7,866	$9,037	$8,483	$5,992

Non-performing loans as a percentage of total loans	0.59%	0.44%	0.57%	0.55%	0.68%
Non-performing assets as a percentage of total assets	0.65%	0.59%	0.75%	0.76%	0.58%
Allowance for loan losses as a percentage of non-performing loans	181%	262%	222%	243%	209%

Non-performing loans as a percentage of total loans increased 15 basis points compared to the prior year.  This total increased partially as the result of placing loans totaling $1,200,000 related to one borrower on non-accrual status in the second quarter of 2006.  The overall level of non-performing loans as a percentage of total loans at December 31, 2006 has returned to a more normalized historic level for the Bank compared to a lower level experienced in 2005.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans for was $164,000, $127,000, and $144,000 for 2006, 2005, and 2004, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $554,000, $382,000, and $257,000 for 2006, 2005, and 2004, respectively.

In addition to the non-performing loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans totaled approximately $5,110,000, $6,211,000, and $5,234,000 at December 31, 2006, 2005, and 2004, respectively. These loans are monitored by management and considered in determining the level of the allowance for loan losses.  Management believes these loans currently do not present significant exposure to loss.

Non-performing assets as a percentage of total assets increased 6 basis points from 2005 to 2006.   The increase in non-performing assets as a percentage of total assets was the result of the increase in non-performing loans.  Foreclosed real estate primarily consists of a residential subdivision development that will require several years for full disposition due to the nature of the property.  Some costs were capitalized as lots were made ready for sale, and partial dispositions of this real estate occurred during 2006 and 2005 as lots were sold.  This asset is periodically evaluated for impairment.  No impairment charges have been recorded.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Management may partially charge a loan down to net realizable value.

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

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the senior loan committee at any time. Upgrades of risk ratings may only be made with the concurrence of management and internal loan review generally at the time of quarterly watch list review meetings.

In determining the allowance and related provision for loan losses, these principal elements are considered:

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

The second element estimates losses for the portion of the portfolio not specifically reviewed.  These loans are totaled by loan category, and are assigned a loss allocation factor based upon the Bank’s historic net charge offs by loan type.

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

	Year ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Average loans	$1,093,844	$1,015,261	$913,502	$853,299	$792,770

Balance of allowance for loan losses at beginning of year	$12,035	$12,521	$11,798	$11,705	$10,965
Loans charged off
Commercial and industrial	920	300	703	467	1,736
Construction and development	—	—	—	986	—
Real estate mortgage	1,001	241	583	690	602
Consumer	853	822	793	1,071	1,628

Total loans charged off	2,774	1,363	2,079	3,214	3,966

Recoveries of loans previously charged off
Commercial and industrial	59	207	236	115	37
Construction and development	—	—	—	—	—
Real estate mortgage	260	78	11	254	9
Consumer	523	367	465	388	160

Total recoveries	842	652	712	757	206

Net loans charged off	1,932	711	1,367	2,457	3,760
Additions to allowance charged to expense	2,100	225	2,090	2,550	4,500

Balance at end of year	$12,203	$12,035	$12,521	$11,798	$11,705

Ratio of net charge-offs during year to average loans	0.18%	0.07%	0.15%	0.29%	0.47%

The overall increase in charge-offs during 2006 can be attributed to a few large borrowers in the commercial and industrial portfolio and real estate mortgages.  See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2006	2005	2004	2003	2002

Commercial and industrial	$2,385	$3,762	$4,366	$4,085	$4,550
Construction and development	340	744	687	1,887	572
Real estate mortgage	2,851	2,712	2,500	1,598	2,350
Consumer	2,579	2,074	2,011	1,571	1,607
Unallocated	4,048	2,743	2,957	2,657	2,626

	$12,203	$12,035	$12,521	$11,798	$11,705

The changes in the allocation of the allowance from year to year in various categories are influenced greatly by the level of net charge-offs in the respective categories and other factors including, but not limited to, risk allocations tied to specific loans or groups of loans and changes in overall qualitative allocations. Although net charge-offs increased during 2006, Management believes that the allocations for each loan category are reflective of the risk inherent in the portfolio.

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

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2006	2005	2004	2003	2002

Commercial and industrial	25.0%	21.4%	21.9%	21.4%	21.4%
Construction and development	10.3%	12.0%	8.3%	6.0%	4.3%
Real estate mortgage	49.9%	49.8%	54.6%	56.5%	59.1%
Consumer	14.8%	16.8%	15.2%	16.1%	15.2%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2006	2005	2004

Provision for loans losses to average loans	0.20%	0.02%	0.23%
Net charge-offs to average loans	0.18%	0.07%	0.15%
Allowance for loan losses to average loans	1.12%	1.19%	1.37%
Allowance for loan losses to year end loans	1.06%	1.14%	1.27%

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

	Years ended December 31
	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$172,640	—	$169,971	—	$155,005	—
Interest bearing demand deposits	221,019	1.43%	242,769	1.17%	269,120	0.84%
Savings deposits	46,382	0.61%	47,081	0.46%	46,797	0.26%
Money market deposits	185,152	3.40%	166,458	2.34%	112,643	0.90%
Time deposits	436,288	4.07%	371,700	3.25%	312,848	3.07%

	$1,061,481		$997,979		$896,413

Maturities of time deposits of $100,000 or more outstanding at December 31, 2006, are summarized as follows:

(In thousands)	Amount

3 months or less	$38,752
Over 3 through 6 months	29,018
Over 6 through 12 months	58,102
Over 12 months	35,863

$161,735

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one to four days from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2006		2005		2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$84,313	2.87%	$79,886	2.17%	$72,084	1.42%
Average during year	78,028	2.82%	78,360	1.83%	70,593	1.18%
Maximum month end balance during year	84,313		87,987		85,395

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In June 2001, Bancorp issued $20 million in trust preferred securities to provide capital needed to support rapid growth.  Given the current interest rate environment and that Bancorp no longer needed the regulatory capital provided by these securities to remain well-capitalized, Bancorp redeemed the securities on July 1, 2006, at par.  Bancorp funded the redemption by borrowing $20 million on a line of credit from a correspondent bank.  During the third quarter, the Bank declared and paid a dividend of $20 million to Bancorp allowing Bancorp to pay off the $20 million line of credit.  The interest rate on the trust preferred securities was fixed at 9.00%.  The lower cost of funds is expected to have a positive impact in net interest spread and margin, which will somewhat offset the rising cost of deposits.  See Note 11 for further information regarding subordinated debentures.

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

The Bank has a number of sources of funds to meet liquidity needs on a daily basis. Our core deposit base, including consumer and commercial deposits, are a principal source of funds. The majority of these deposits come from long-term customers and is a stable source of liquidity. The Bank has no brokered deposits, and has an insignificant amount of deposits on which the rate paid exceeded the market rate by more than 50 basis points when the account was established. In addition, available federal funds purchased are an available source of liquidity.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB.  At December 31, 2006, the amount of available credit from the FHLB totaled $44 million.  Bancorp’s ability to borrow from the FHLB has been reduced by the Bank’s use of fixed rate advances.  Bancorp is exploring avenues to expand its borrowing capacity with the FHLB by offering additional types of collateral. See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Additionally, the Bank has federal funds purchased lines with correspondent banks totaling $58 million.  Bancorp can also borrow from the Federal Reserve Bank of St. Louis based upon its asset size.  Bancorp has in the past had a line of credit with a correspondent bank and management believes it has the ability to restore a line of credit with an outside bank at any time.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 16 to Bancorp’s consolidated financial statements, the Bank may pay up to $342,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. For the first quarter of 2007, the Bank obtained regulatory approval for its cash dividend to Bancorp.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2006 are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$342,026	$153,542	$52,642	$71,860	$63,982
Standby letters of credit	17,044	14,094	2,949	—	1

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Bank also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  See Note 8, Note 10, Note 11 and Note 14 to Bancorp’s consolidated financial statements for further information on the time deposits, Federal Home Loan Bank advances, subordinated debentures and the defined benefit retirement plan.

The required payments under such commitments at December 31, 2006 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$9,174	$1,207	$1,714	$1,311	$4,942
Defined benefit retirement plan	4,912	174	349	277	4,112
Federal Home Loan Bank advances	60,000	10,000	50,000	—	—
Subordinated debentures	120	—	—	—	120
Time deposits	462,776	358,435	81,550	21,681	1,110

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2006	2005	2004

Stockholders’ equity	$137,444	$125,797	$116,647
Dividends per share	$0.57	$0.45	$0.37
Tier 1 risk-based capital	11.69%	13.44%	13.64%
Total risk-based capital	12.73%	14.56%	14.91%
Leverage ratio	10.16%	11.15%	11.34%

The increase in stockholders’ equity from 2005 to 2006 was primarily due to net income less dividends paid to shareholders.  Equity was also affected to a lesser extent by shares issued for options and employee benefit plans, shares repurchased and the impact of changes in market value on the unrealized gain in the investment portfolio.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The decline in capital ratios from 2005 to 2006 resulted largely from redemption of trust preferred securities. Note 19 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Bancorp first implemented a stock repurchase plan in 1999.  The repurchased shares may be used for, among other things, issuance of shares for the stock options or employee stock ownership or purchase plans.  In February 2005, the Directors expanded this plan to allow for the repurchase of 550,000 shares between February 2005 and February 2006 and extended the term to February 2007.  In February 2007, the Board of Directors again extended the term of this plan to February 2008.  Shares repurchased in 2006, including both the 1999 plan and 2005 expanded plan, totaled 204,815 at an average price of $25.75.

A component of equity is accumulated other comprehensive income (loss) which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income (loss) was ($1,013,000) and $(1,197,000) at December 31, 2006 and 2005, respectively. The $184,000 decrease in accumulated other comprehensive loss is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2006 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2006	2005	2004

Return on average assets	1.69%	1.70%	1.65%
Return on average stockholders’ equity	17.35%	17.80%	17.28%
Dividend pay out ratio, based on basic EPS	36.00%	30.13%	28.47%
Average stockholders’ equity to average assets	9.75%	9.57%	9.53%

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

In September 2006, the FASB issued FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FASB Statement No. 158 requires Bancorp to recognize the underfunded status of its pension plans as a liability in its December 31, 2006 financial statements, with changes in the funded status recognized through comprehensive income in the year in which they occur. FASB Statement No. 158 also requires Bancorp to measure the funded status of its pension plans as of Bancorp’s year-end balance sheet date no later than December 31, 2008.  The adoption of FASB No. 158 did not have any impact on Bancorp’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosure about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements” and No. 107, “Disclosures about Fair Value of Financial Instruments”.  This Statement is effective for fiscal years beginning after November 15, 2007.  The adoption of FASB No. 159 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on the impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108.  The adoption of SAB 108 did not have any impact on Bancorp’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income - years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005

Assets
Cash and due from banks	$44,007	$34,082
Federal funds sold	15,671	9,957
Mortgage loans held for sale	4,035	7,444
Securities available for sale (amortized cost $146,859 in 2006 and $158,371 in 2005)	145,695	156,950
Securities held to maturity (approximate fair value $3,159 in 2006 and $4,180 in 2005)	3,148	4,124
Federal Home Loan Bank stock	3,591	3,391
Loans	1,148,954	1,053,871
Less allowance for loan losses	12,203	12,035
Net loans	1,136,751	1,041,836
Premises and equipment	24,823	25,187
Accrued interest receivable and other assets	48,600	47,467

Total assets	$1,426,321	$1,330,438

Liabilities
Deposits
Non-interest bearing	$179,657	$180,628
Interest bearing	923,585	850,729
Total deposits	1,103,242	1,031,357

Securities sold under agreements to repurchase and federal funds purchased	84,313	79,886
Other short-term borrowings	734	2,139
Accrued interest payable and other liabilities	40,468	30,490
Federal Home Loan Bank advances	60,000	40,000
Subordinated debentures	120	20,769

Total liabilities	1,288,877	1,204,641

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 14,400,420 shares in 2006 and 13,815,837 shares in 2005	8,878	6,931
Additional paid-in capital	27,703	14,773
Retained earnings	101,876	105,290
Accumulated other comprehensive loss	(1,013)	(1,197)

Total stockholders’ equity	137,444	125,797

Total liabilities and stockholders’ equity	$1,426,321	$1,330,438

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004

Interest income
Loans	$79,437	$65,835	$54,726
Federal funds sold	977	515	172
Mortgage loans held for sale	251	334	213
Securities
Taxable	4,440	4,291	4,003
Tax-exempt	1,222	1,368	1,426

Total interest income	86,327	72,343	60,540

Interest expense
Deposits	27,496	19,042	12,986
Securities sold under agreements to repurchase and federal funds purchased	2,295	1,457	917
Other short-term borrowings	298	29	9
Federal Home Loan Bank advances	1,412	718	545
Subordinated debentures	940	1,862	1,862

Total interest expense	32,441	23,108	16,319
Net interest income	53,886	49,235	44,221

Provision for loan losses	2,100	225	2,090
Net interest income after provision for loan losses	51,786	49,010	42,131

Non-interest income
Investment management and trust services	11,632	10,813	9,427
Service charges on deposit accounts	8,791	8,426	8,890
Bankcard transaction revenue	2,028	1,704	1,262
Gains on sales of mortgage loans held for sale	1,270	1,391	1,064
Gains on sales of securities available for sale	—	—	—
Brokerage commissions and fees	1,973	2,055	1,675
Other	2,988	2,973	2,358
Total non-interest income	28,682	27,362	24,676

Non-interest expense
Salaries and employee benefits	26,406	24,544	21,652
Net occupancy expense	3,480	3,444	3,027
Data processing expense	3,834	3,668	3,419
Furniture and equipment expense	1,152	1,191	1,178
Amortization and write-off of issuance costs of trust preferred securities	897	35	35
State bank taxes	1,298	1,562	1,076
Other	9,543	10,228	8,586

Total non-interest expense	46,610	44,672	38,973

Income before income taxes	33,858	31,700	27,834
Income tax expense	10,962	10,056	8,922
Net income	$22,896	$21,644	$18,912
Net income per share, basic	$1.58	$1.48	$1.31
Net income per share, diluted	$1.55	$1.46	$1.27

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2006
	Common Stock		Additional		Accumulated Other
(In thousands, except per share data)	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balance December 31, 2003	13,576	$6,128	$16,153	$76,659	$1,474	$100,414
Net income	—	—	—	18,912	—	18,912
Change in other comprehensive income (loss), net of tax	—	—	—	—	(1,054)	(1,054)
Shares issued for stock options exercised and employee benefit plans	384	1,295	2,709	—	—	4,004
Cash dividends, $0.37 per share	—	—	—	(5,401)	—	(5,401)
Shares repurchased	(11)	(50)	(178)	—	—	(228)
Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

Net income	—	—	—	21,644	—	21,644
Change in other comprehensive income (loss), net of tax	—	—	—	—	(1,617)	(1,617)
Non-cash compensation expense from vesting of stock options, net of tax	—	—	34	—	—	34
Shares issued for stock options exercised and employee benefit plans	101	337	772	—	—	1,109
Cash dividends, $0.45 per share	—	—	—	(6,524)	—	(6,524)
Shares repurchased	(234)	(779)	(4,717)	—	—	(5,496)

Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797
Net income	—	—	—	22,896	—	22,896
Change in other comprehensive loss, net of tax	—	—	—	—	184	184
Stock compensation expense	—	—	531	—	—	531
5% stock dividend	690	2,301	15,694	(17,995)	—	—
Shares issued for stock options exercised and employee benefit plans	101	321	1,301	—	—	1,622
Cash dividends, $0.57 per share	—	—	—	(8,315)	—	(8,315)
Shares repurchased	(207)	(675)	(4,596)	—	—	(5,271)

Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In thousands)	2006	2005	2004

Net income	$22,896	$21,644	$18,912

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of tax of $92, $899, and $556, respectively)	165	(1,669)	(1,035)
Reclassification adjustment for gains included in net income (net of tax)	—	—	—
Minimum pension liability adjustment (net of tax of $10, $28, and $10, respectively)	19	52	(19)

Other comprehensive income (loss)	184	(1,617)	(1,054)

Comprehensive income	$23,080	$20,027	$17,858

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2006	2005	2004

Operating activities
Net income	$22,896	$21,644	$18,912
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	225	2,090
Depreciation, amortization and accretion, net	2,981	3,257	3,168
Amortization and write-off of debt issuance costs	897	35	35
Provision for deferred income taxes (benefit)	(37)	(56)	(130)
Gains on sales of securities available for sale	—	—	—
Gains on sales of mortgage loans held for sale	(1,270)	(1,391)	(1,064)
Loss on the disposal of premises and equipment	56	115	5
(Gain) loss on the sale of other real estate	(62)	43	204
Increase in value of bank owned life insurance	914	881	342
Origination of mortgage loans held for sale	(80,563)	(115,962)	(95,937)
Proceeds from sales of mortgage loans held for sale	85,242	115,437	94,630
Non cash compensation expense from early vesting of stock options, net of tax	—	34	—
Stock compensation expense	531	—	—
Income tax benefit of stock options exercised	—	260	794
Excess tax benefit from share-based compensation arrangements	(83)	—	—
Increase in accrued interest receivable and other assets	(6,679)	(5,045)	(2,495)
Increase (decrease) in accrued interest payable and other liabilities	9,728	9,371	(2,712)
Net cash provided by operating activities	36,651	28,848	17,842

Investing activities
Purchases of securities available for sale	(65,348)	(84,062)	(91,872)
Proceeds from sales of securities available for sale	—	—	—
Proceeds from maturities of securities available for sale	76,653	50,497	116,480
Proceeds from maturities of securities held to maturity	972	1,164	631
Net increase in loans	(95,945)	(70,963)	(99,579)
Purchases of premises and equipment	(2,749)	(2,257)	(4,550)
Purchase of bank-owned life insurance	—	—	(20,000)
Proceeds from the sale of premises and equipment	138	—	—
Proceeds from sales of other real estate	2,603	1,363	1,177
Net cash used in investing activities	(83,676)	(104,258)	(97,713)

Financing activities
Net increase in deposits	71,885	81,274	68,217
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	4,427	6,602	(18,818)
Net (decrease) increase in other short-term borrowings	(1,405)	963	(56)
Repayments of subordinated debentures	(20,649)	(30)	(30)
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)	—
Proceeds from Federal Home Loan Bank advances	30,000	20,000	30,000
Issuance of common stock for options and employee benefit plans	1,539	851	3,210
Excess tax benefits from share-based compensation arrangements	83	—	—
Common stock repurchases	(5,271)	(5,496)	(228)
Cash dividends paid	(7,945)	(6,262)	(4,953)
Net cash provided by financing activities	62,664	87,902	77,342

Net increase (decrease) in cash and cash equivalents	15,639	12,492	(2,529)

Cash and cash equivalents at beginning of year	44,039	31,547	34,076

Cash and cash equivalents at end of year	$59,678	$44,039	$31,547
Supplemental cash flow information:
Income tax payments	$9,645	$10,305	$7,525
Cash paid for interest	32,189	22,891	16,215
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,070	$1,222	$476

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

The Bank is engaged in commercial banking services and trust and investment management services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  A secondary market is Indianapolis, Indiana where the Bank has one full service branch.

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

Securities

Securities that we have the intent and ability to hold until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  For securities for which impairment is other than temporary, losses would be reflected in operations and a new cost basis is established.

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

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest received on non-accrual loans is generally applied to principal. Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.

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

Other Assets

The amount of goodwill, if any, is measured and evaluated annually for potential impairment.  No impairment charges have been recorded in 2006 and 2005.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset.  Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense.  At December 31, 2006 and 2005, other real estate owned was $2,466,000 and $3,226,000, respectively.

Bank-owned life insurance is carried at net realizable value less any applicable surrender charges.

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase as a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2006 and 2005 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carry-back period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

Net Income Per Share

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Earnings per share amounts have been adjusted to reflect the May 2006 5% stock dividend.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-five full service banking locations.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

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

Bancorp currently has one stock-based compensation plan. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of December 21, 2006, there were 546,364 shares available for future awards.  Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated income statement, stock-based compensation expense of $531,000 before income taxes and a deferred tax benefit of $186,000 resulting in a reduction of net income of $345,000, or $0.02 per basic and diluted shares for the year ended December 31, 2006.  As of December 31, 2006 Bancorp has $642,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4 years, the weighted-average remaining life of these options.  Bancorp received cash of $1,539,000 from the exercise of options during 2006.

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

Had compensation cost for Bancorp’s stock-based compensation plan been determined using the fair value method as described in SFAS No. 123, Bancorp’s net income and earnings per share for the years ended December 31, 2005 and 2004 would have approximated the pro forma amounts indicated as follows:

(In thousands, except per share data)	2005	2004

Net income, as reported	$21,644	$18,912
Plus non-cash compensation expense recorded	34	—
Less stock-based compensation expense determined under fair value method	1,439	680

Pro forma net income	$20,239	$18,232

Basic EPS:
As reported	$1.48	$1.31
Pro forma	1.39	1.26
Diluted EPS:
As reported	1.46	1.27
Pro forma	1.37	1.23

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

The following assumptions were used in option valuations:

	2006	2005	2004

Assumptions Used in Option Valuation
Dividend yield	1.63%	1.56%	1.70%
Expected volatility	16.53%	16.60%	16.72%
Risk free interest rate	4.42%	4.13%	4.12%
Forfeitures	5.69	—	—
Expected life of options (in years)	7.7	7.0	7.0

The expected life of options is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 and 7.0 years for options granted during 2006 and 2005, respectively.

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

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $12,670,000 and $13,357,000 at December 31, 2006 and 2005, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and approximate fair value of securities available for sale follow:

	Amortized	Unrealized		Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Treasury and federal agencies	$102,648	$29	$1,308	$101,369
Mortgage-backed securities	14,131	61	391	13,801
Obligations of states and political subdivisions	26,830	541	299	27,072
Other	3,250	203	—	3,453

	$146,859	$834	$1,998	$145,695

December 31, 2005
U.S. Treasury and federal agencies	$106,655	$86	$1,553	$105,188
Mortgage-backed securities	20,001	94	476	19,619
Obligations of states and political subdivisions	29,846	729	351	30,224
Other	1,869	50	—	1,919

	$158,371	$959	$2,380	$156,950

Other consists of trust preferred securities of other bank holding companies and a domestic private investment fund.

The amortized cost, unrealized gains and losses, and approximate fair value of securities held to maturity follow:

	Amortized	Unrealized		Approximate
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2006
Mortgage-backed securities	$89	$2	$1	$90
Obligations of states and political subdivisions	3,059	10	—	3,069

	$3,148	$12	$1	$3,159

December 31, 2005
Mortgage-backed securities	$133	$3	$1	$135
Obligations of states and political subdivisions	3,991	54	—	4,045

	$4,124	$57	$1	$4,180

A summary of debt securities as of December 31, 2006 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$52,159	$52,181	$1,985	$1,993
Due after one year through five years	57,618	56,330	1,074	1,076
Due after five year through ten years	32,732	32,732	43	44
Due after ten years	4,350	4,452	46	46

	$146,859	$145,695	$3,148	$3,159

Securities with a carrying value of approximately $103,666,000 at December 31, 2006 and $108,932,000 at December 31, 2005 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2006 and 2005, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2006
U.S. Treasury and federal agencies	$5,522	$65	$63,143	$1,243	$68,665	$1,308
Mortgage-backed securities	—	—	12,624	392	12,624	392
Obligations of states and political subdivisions	318	1	9,430	298	9,748	299

Total temporarily impaired securities	$5,840	$66	$85,197	$1,933	$91,037	$1,999

December 31, 2005
U.S. Treasury and federal agencies	$40,402	$334	$37,285	$1,219	$77,687	$1,553
Mortgage-backed securities	3,483	67	11,999	410	15,482	477
Obligations of states and political subdivisions	3,490	77	8,033	274	11,523	351

Total temporarily impaired securities	$47,375	$478	$57,317	$1,903	$104,692	$2,381

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  These investments consist of 69 and 47 separate investment positions as of December 31, 2006 and 2005 that are not considered other-than-temporarily impaired.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2006	2005

Commercial and industrial	$286,987	$225,369
Construction and development	118,909	126,961
Real estate mortgage:
Commercial investment	242,742	219,852
Owner occupied commercial	178,439	151,651
1-4 family residential	152,349	153,252
Home equity	136,893	140,287
Consumer	32,635	36,499

	$1,148,954	$1,053,871

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

Information about impaired loans follows:

	December 31,
(In thousands)	2006	2005

Principal balance of impaired loans	$5,900	$3,709
Impaired loans with a valuation allowance	3,547	1,875
Amount of valuation allowance	989	916
Impaired loans with no valuation allowance	2,353	1,834
Average balance of impaired loans for year	5,290	4,486

Interest income on non-accrual loans (cash basis) was $164,000, $127,000 and $144,000 in 2006, 2005, and 2004, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $554,000, $382,000 and $257,000 in 2006, 2005 and 2004, respectively.

Non-performing loans include the balance of impaired loans plus any loans over ninety days past due and still accruing interest.  Loans past due more than ninety days or more and still accruing interest amounted to $853,000 in 2006 and $891,000 in 2005.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.  Included in new loans and repayments are advances and repayments on lines of credit.

	Year Ended December 31,
Loans to directors and executive officers	2006	2005
(in thousands)
Balance as of January 1	$ 6,246	$ 5,370
New loans	44,280	41,254
Repayments	42,415	40,378

Balance as of December 31	$ 8,111	$ 6,246

Deposit balances of directors and executive officers as of December 31	$ 1,611	$ 2,216

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Balance at January 1	$ 12,035	$ 12,521	$ 11,798
Provision for loan losses	2,100	225	2,090

Loans charged off	(2,774)	(1,363)	(2,079)
Recoveries	842	652	712
Net loan charge-offs	(1,932)	(711)	(1,367)

Balance at December 31	$ 12,203	$ 12,035	$ 12,521

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2006	2005

Land	$ 4,586	$ 4,586
Buildings and improvements	21,518	20,483
Furniture and equipment	16,866	16,860
Construction in progress	1,083	205

	44,053	42,134

Accumulated depreciation and amortization	(19,230)	(16,947)

	$ 24,823	$ 25,187

Depreciation expense related to premises and equipment was $2,914,000 in 2006, $3,221,000 in 2005 and $3,064,000 in 2004.

(6) Accrued Interest Receivable and Other Assets

A summary of the major components of accrued interest receivable and other assets follows:

	December 31,
(In thousands)	2006	2005

Cash surrender value of life insurance	$ 25,644	$ 24,464
Other real estate owned and other foreclosed property	2,466	3,266
Accrued interest receivable	6,917	5,951
Net deferred tax asset	4,423	4,460
Trust preferred securities issuance costs	—	897
Goodwill	682	682
Other	8,468	7,747

	$ 48,600	$ 47,467

(7) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Expense (benefit) applicable to operations:
Current	$ 10,999	$ 10,112	$ 9,052
Deferred	(37)	(56)	(130)

Total applicable to operations	10,962	10,056	8,922

Charged (credited) to stockholders’ equity:
Unrealized gain (loss) on securities available for sale	92	(899)	(556)
Stock options exercised	(83)	(260)	(794)
Minimum pension liability adjustment	10	28	(10)

	$ 10,981	$ 8,925	$ 7,562

An analysis of the difference between the statutory and effective tax rates follows:

	Year Ended December 31,
	2006	2005	2004

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.5)%	(2.3)%	(2.6)%
Other, net	(0.1)%	(1.0)%	(0.3)%

	32.4%	31.7%	32.1%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2006	2005

Deferred tax assets
Allowance for loan losses	$ 4,220	$ 4,212
Deferred compensation	1,804	1,411
Other	174	185

Total deferred tax assets	6,198	5,808

Deferred tax liabilities
Securities	262	102
Property and equipment	597	976
Tax Credits	648	140
Other	268	130

Total deferred tax liabilities	1,775	1,348

Net deferred tax asset	$ 4,423	$ 4,460

No valuation allowance for deferred tax assets was recorded as of December 31, 2006 and 2005 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2006	2005

Interest bearing demand	$ 218,869	$ 235,871
Savings	42,036	48,707
Money market	199,904	179,276
Time deposits greater than $100	161,735	124,074
Other time deposits	301,041	262,801

	$ 923,585	$ 850,729

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $6,276,000, $3,915,000, and $3,087,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

(In thousands)

2007	$ 358,435
2008	57,364
2009	24,186
2010	17,431
2011	4,250
Thereafter	1,110

$ 462,776

(9) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services.  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005

Average balance during the year	$ 78,028	$ 78,360
Average interest rate during the year	2.82%	1.83%
Maximum month-end balance during the year	$ 84,313	$ 87,987

(10) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to $44 million under terms to be established at the time of the advance.  Advances from the FHLB are collateralized by certain first mortgage loans under a blanket mortgage collateral agreement and FHLB stock.  The Bank had three fixed rate non-callable advances under this agreement totaling $60 million and $40 million as of December 31, 2006 and 2005, respectively.  The Bank views the borrowings as a low cost alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates:

	December 31, 2006		December 31, 2005
(In thousands)	Advance	Rate	Advance	Rate

2006	$ —	—	$ 10,000	2.16%
2007	10,000	2.73%	10,000	2.73%
2008	20,000	4.83%	20,000	4.83%
2009	30,000	5.02%	—	—

	$ 60,000	4.58%	$ 40,000	3.64%

The Bank also has a standby letter of credit from the FHLB for $25 million outstanding at December 31, 2006.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the

$100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

The Bank had subordinated debentures outstanding amounting to $120,000 at December 31, 2006 and $150,000 at December 31, 2005.  Interest due on these debentures is at a variable rate equal to one percent less than the Bank’s prime rate adjusted annually on January 1. For 2006, the rate on these debentures was 6.25%, while in 2005 the rate was 4.25%.  The debentures are subordinated to the claims of creditors and depositors of the Bank and are subject to redemption by the Bank at the principal amount outstanding, upon the earlier of the death of the registered owners, or an event of default by the registered owners with respect to loans from the Bank.  While the debentures mature in 2049, the owners may redeem the debentures at any time.

(12) Preferred Stock

At Bancorp’s Annual Meeting of Shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2006.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2006	2005	2004

Net income, basic and diluted	$ 22,896	$ 21,644	$ 18,912

Average shares outstanding for basic EPS calculation	14,462	14,583	14,487
Effect of dilutive securities	279	238	391

Average shares outstanding including dilutive securities	14,741	14,821	14,878

Net income per share, basic	$ 1.58	$ 1.48	$ 1.31

Net income per share, diluted	$ 1.55	$ 1.46	$ 1.27

On April 26, 2006, Bancorp declared a 5% stock dividend to shareholders of record on May 10, 2006 payable May 26, 2006.  Share and per share information has been adjusted as appropriate for this dividend.

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is defined contribution plan.  The KSOP plan is available to all employees meeting certain eligibility requirements. Expenses of the plan for 2006, 2005, and 2004 were $929,000, $933,000, and $1,047,000, respectively. Contributions are made in accordance with the terms of the plan. As of December 31, 2006 and 2005, the KSOP plan held 388,599 and 359,118, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed $190,000 to the senior officers’ plan in 2006. There were no contributions to this plan in 2005.

The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2006 and 2005, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2,055,000 and $2,113,000, respectively.  A discount rate of 5.75% was used in 2006 and 2005 in determining the actuarial present value of the projected benefit obligation. The Bank had previously recorded an additional liability for this plan in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”. As of December 31, 2006, the liability for this plan met the benefit obligation; therefore, adoption of FASB statement No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans” did not require additional disclosures.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	December 31,
(Dollars in thousands)	2006	2005

Components of net periodic benefit cost:
Service cost	$ —	$ —
Interest cost	113	117
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net losses	26	28

Net periodic benefit cost	$ 139	$ 145

The following table sets forth the plan’s benefit obligations, the fair value of plan assets and funded status at December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Pension benefits
Benefit obligation at December 31	$ 2,055	$ 2,113
Fair value of plan assets at December 31	—	—

Funded status	(2,055)	(2,113)

Liability accrued in the consolidated financial statements	$ 2,055	$ 2,113

The following table sets forth additional information concerning Bancorp’s unfunded, non-qualified, defined benefit retirement plan as of December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Pension benefits
Benefit cost	$ 139	$ 145
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	174	90

The benefits expected to be paid in each year from 2007 to 2011 are $174,000, $174,000, $174,000, $153,000 and $123,000, respectively.  The aggregate benefits expected to be paid beyond 2011 are $4,112,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2006.

There are no significant obligations for other post-retirement and post-employment benefits.

(15) Stock Options

In 1995, shareholders approved a stock incentive plan under which there were a total of 1,638,000 shares of common stock reserved for issuance of stock options to Bank employees and non-employee directors.  This plan expired in 2005.  At the 2005 annual meeting, shareholders approved the 2005 Stock Incentive Plan under which 735,000 shares of common stock were reserved for issuance of stock based awards.

As of December 31, 2006, there were 546,364 shares available for future awards.  Options granted which do not vest immediately are subject to a vesting schedule of 20% per year. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.  Activity with respect to outstanding options follows:

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
			Exercise	Intrinsic	Fair	Contractual
(In thousands, except per share data)	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2005
Vested and exercisable	834	$ 6.90-$22.96	$ 16.31	$ 13,594	$ 3.40
Unvested	8	16.00-20.90	19.80	170	4.52
Total outstanding	842	6.90-22.96	16.34	13,764	3.41

Vested	57	16.00-24.07	23.85	1,362	5.75
Granted	196	24.07	24.07	4,726	5.81
Exercised	(72)	6.90-22.96	12.83	953	2.54
Forfeited	(9)	22.81-24.07	23.94	233	5.75

At December 31, 2006
Vested and exercisable	818	6.90-24.07	17.13	14,009	3.64	5.67
Unvested	139	18.05-24.07	23.89	3,322	5.76	8.97
Total outstanding	957	6.90-24.07	18.12	$ 17,331	3.95	6.15

The intrinsic value of stock options exercised in 2006, 2005 and 2004 was $953,000, $1,532,000 and $5,567,000, respectively.  The intrinsic value of stock options exercised was based on the closing price of Bancorp’s common shares on the date of exercise.

As of December 31, 2006, Bancorp had $642,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4.00 years, the weighted-average remaining life of these options.

The weighted average fair values of options granted in 2006, 2005 and 2004 were $5.81, $5.13 and $5.27, respectively.

The Board of Directors of Bancorp accelerated the vesting of all employee stock options outstanding on December 31, 2005.  This action resulted in two financial reporting implications.  First, the remaining fair value of all outstanding employee stock options was recognized in 2005 as part of the pro-forma footnote disclosures above.  Second, Bancorp recognized $34,000 of compensation expense in the fourth quarter of 2005 based on an estimate of costs of those awards that would have expired unexercisable pursuant to original terms using a forfeiture rate based on historical experience.  By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years.

Options outstanding at December 31, 2006 were as follows:

				Weighted
		Number of		average
Option price per		options		exercise
share	Expiration	outstanding	Options exercisable	price
(In thousands, except per share data)
$6.90	2007	4	4	$6.90
9.76	2008	27	27	9.76
11.40-11.43	2009	51	51	11.40
9.64-10.00	2010	156	156	9.89
16.00	2011	131	131	16.00
18.62	2012	114	114	18.62
18.05-20.17	2013	119	119	20.13
20.25-22.81	2014	165	160	22.69
20.70-20.95	2015	2	1	20.85
24.07	2016	188	55	24.07
		957	818	$18.12

(16) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank. Under applicable banking laws, bank regulatory authorities must approve the declaration of dividends in any year if such dividends are in an amount in excess of the sum of net income of that year and retained earnings of the preceding two years. At January 1, 2007, the retained earnings of the Bank available for payment of dividends without regulatory approval were approximately $342,000.

(17) Commitments and Contingent Liabilities

As of December 31, 2006, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $359,070,000, including standby letters of credit of $17,044,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2006, no amounts have been accrued in the consolidated financial statements relating to these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, properties and securities.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.  Standby letters of credit generally have maturities of up to five years.

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $1,207,000 in 2007; $995,000 in 2008; $718,000 in 2009; $666,000 in 2010; $645,000 in 2011 and $4,942,000 in the aggregate thereafter.  Rent expense, net of sublease income, was $1,361,000 in 2006, $1,290,000 in 2005, and $1,179,000 in 2004.

Also, as of December 31, 2006, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$ 59,678	$ 59,678	$ 44,039	$ 44,039
Mortgage loans held for sale	4,035	4,064	7,444	7,444
Securities	148,843	148,854	161,074	161,130
Federal Home Loan Bank stock	3,591	3,591	3,391	3,391
Loans, net	1,136,751	1,124,651	1,041,836	997,226
Accrued interest receivable	6,917	6,917	5,951	5,951

Financial liabilities
Deposits	$ 1,103,242	$ 1,103,242	$ 1,031,357	$ 1,031,357
Short-term borrowings	85,047	85,047	82,025	82,025
Long-term borrowings	60,120	59,894	60,769	60,933
Accrued interest payable	829	829	577	577

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(256)	—	(202)

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

(19) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2006.

As of December 2006 and 2005, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since those notifications that management believes have changed the Bank’s categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2006 and 2005 follows:

December 31, 2006	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$149,842	12.73%	$94,134	8.00%	$117,668	10.00%
Bank	135,989	11.62%	93,570	8.00%	116,962	10.00%

Tier I risk-based capital (1)
Consolidated	137,519	11.69%	47,067	4.00%	70,601	6.00%
Bank	123,666	10.57%	46,785	4.00%	70,177	6.00%

Leverage (2)
Consolidated	$137,519	10.16%	$40,610	3.00%	$67,683	5.00%
Bank	123,666	8.99%	41,225	3.00%	68,759	5.00%

December 31, 2005	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$158,222	14.56%	$86,935	8.00%	$108,669	10.00%
Bank	147,066	13.62%	86,409	8.00%	108,011	10.00%

Tier I risk-based capital (1)
Consolidated	146,037	13.44%	43,468	4.00%	65,202	6.00%
Bank	134,881	12.49%	43,204	4.00%	64,806	6.00%

Leverage (2)
Consolidated	$146,037	11.15%	$39,281	3.00%	$65,468	5.00%
Bank	134,881	10.35%	39,089	3.00%	65,148	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

(20) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2006	2005

Assets
Cash on deposit with subsidiary bank	$6,439	$2,312
Investment in and receivable from subsidiaries	125,872	139,721
Securities available for sale (amortized cost of $3,250 and $1,250 in 2006 and 2005)	3,453	1,298
Other assets	3,804	4,709

Total assets	$139,568	$148,040

Liabilities and stockholders’ equity
Other liabilities	$2,124	$1,624
Subordinated debentures	—	20,619
Stockholders’ equity	137,444	125,797

Total liabilities and stockholders’ equity	$139,568	$148,040

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2006	2005	2004

Income - Dividends and interest from subsidiaries	$33,405	$11,541	$6,807
Income - Interest income from securities	111	101	101
Income - other	—	—	11
Expenses	3,025	2,325	2,252
Income before income taxes and equity in undistributed net income of subsidiaries	30,491	9,317	4,667
Income tax benefit	1,010	759	730
Income before equity in undistributed net income of subsidiaries	31,501	10,076	5,397
Equity in undistributed net income of subsidiaries	(8,605)	11,568	13,515

Net income	$22,896	$21,644	$18,912

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2006	2005	2004

Operating activities
Net income	$22,896	$21,644	$18,912
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	8,605	(11,568)	(13,515)
Decrease (increase) in receivable from subsidiaries	5,329	1,281	(1,553)
Non-cash compensations expense from vesting of stock options, net of tax	—	34	—
Stock compensation expense	531	—	—
Income tax benefit of stock options exercised	—	260	794
Excess tax benefit from share-based compensation arrangements	(83)	—	—
Increase (decrease) in other assets	849	560	(596)
Increase (decrease) increase in other liabilities	213	(738)	(1,137)

Net cash provided by operating activities	38,340	11,473	2,905

Investing activities
Purchases of securities available for sale	(2,000)	—	—

Net cash used in investing activities	(2,000)	—	—

Financing activities
Repayments of subordinated debentures	(20,619)	—	—
Proceeds from stock options	1,539	851	3,210
Excess tax benefit from share-based compensation agreements	83	—	—
Common stock repurchases	(5,271)	(5,496)	(228)
Cash dividends paid	(7,945)	(6,786)	(4,953)

Net cash used in financing activities	(32,213)	(11,431)	(1,971)

Net increase in cash	4,127	42	934
Cash at beginning of year	2,312	2,270	1,336

Cash at end of year	$6,439	$2,312	$2,270

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

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2006	2005	2004

Net interest income
Commercial banking	$53,949	$49,079	$43,604
Investment management and trust	(63)	156	617

Total net interest income	$53,886	$49,235	$44,221

Non-interest income
Commercial banking	$17,050	$16,549	$15,249
Investment management and trust	11,632	10,813	9,427

Total non-interest income	$28,682	$27,362	$24,676

Non-interest expenses
Commercial banking	$40,847	$38,896	$33,845
Investment management and trust	5,763	5,776	5,128

Total non-interest expenses	$46,610	$44,672	$38,973

Income Taxes
Commercial banking	$8,930	$8,238	$7,201
Investment management and trust	2,032	1,818	1,721

Total income taxes	$10,962	$10,056	$8,922

Net income
Commercial banking	$19,122	$18,269	$15,717
Investment management and trust	3,774	3,375	3,195

Total net income	$22,896	$21,644	$18,912

(22) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2006 and 2005:

	2006				2005
(In thousands, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$22,727	$22,029	$21,244	$20,327	$19,702	$18,561	$17,631	$16,449
Interest expense	8,871	8,422	7,794	7,354	6,595	5,833	5,490	5,190

Net interest income	13,856	13,607	13,450	12,973	13,107	12,728	12,141	11,259

Provision for loan losses	700	450	600	350	—	—	—	225
Net interest income after provision	13,156	13,157	12,850	12,623	13,107	12,728	12,141	11,034
Non-interest income	7,531	7,009	7,229	6,913	7,010	6,904	6,931	6,517
Non-interest expenses	11,641	11,913	11,278	11,778	11,990	10,965	11,118	10,599

Income before income taxes	9,046	8,253	8,801	7,758	8,127	8,667	7,954	6,952
Income tax expense	2,759	2,832	2,933	2,438	2,603	2,816	2,462	2,175

Net income	$6,287	$5,421	$5,868	$5,320	$5,524	$5,851	$5,492	$4,777

Basic earnings per share	$0.44	$0.38	$0.41	$0.37	$0.38	$0.40	$0.38	$0.32
Diluted earnings per share	0.43	0.37	0.40	0.36	0.37	0.40	0.37	0.32

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2006 and 2005 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S.Y. Bancorp, Inc.’s  internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Louisville, Kentucky

March 16, 2007

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2006, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2006 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2006.  The report expresses unqualified opinions on management’s assessment and on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2006.

/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that S.Y. Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that S.Y. Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, S.Y. Bancorp, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 16, 2007

Item 9B.               Other Information

None

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 1. ELECTION OF DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “CORPORATE GOVERANCE AND RELATED MATTERS — BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks — Retired. Former Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico — Managing Director Kentucky, Wells Fargo Insurance Services of Kentucky, Inc.;

Charles R. Edinger, III — President, J. Edinger & Son. Inc.;

Stanley A. Gall, M.D. — Professor of Obstetrics and Gynecology, University of Louisville;

David P. Heintzman — Chairman, President and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde — Vice President of Finance and CFO, Baptist Healthcare System, Inc.;

Bruce P. Madison — President and CEO, Plumbers Supply Company, Inc.;

Nicholas X. Simon — President and CEO, Publishers Printing Company, LLC;

Norman Tasman — President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Robert L. Taylor — Professor of Management and Dean Emeritus, College of Business, University of Louisville;

Kathy C. Thompson — Senior Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

The Board of Directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives.  A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.                 Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION — REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information regarding the Compensation Committee is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	956,661	$18.12	546,364

Equity compensation plans not approved by shareholders	—	—	—

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “Fees Billed to S.Y. Bancorp by KPMG LLP During Fiscal Year Ended December 31, 2006,” in Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income - years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - years ended December 31, 2006, 2005 and 2004
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

3.6	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.1 to Form 8-K filed August 17, 2006 is incorporated by reference herein.
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
10.2*

The Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2006), as filed as Exhibit 10.2 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.3*

The Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan (as Amended and Restated in 2006), as filed as Exhibit 10.1 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.4*

Form of Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan Employer Contribution Agreement, as filed as Exhibit 10.3 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.5*	Stock Yards Bank & Trust Company 2005 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed April 22, 2005, is incorporated by reference herein.
10.6*

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

10.9*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.10*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit

10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.11*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.12*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.13*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.14*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.15*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

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

March 15, 2007	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, President, Chief Executive Officer	March 15, 2007
David P. Heintzman	and Director (principal executive officer)

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 15, 2007
Nancy B. Davis	Officer (principal financial and accounting officer)

/s/ David H. Brooks	Director	March 15, 2007
David H. Brooks

/s/ James E. Carrico	Director	March 15, 2007
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 15, 2007
Charles R. Edinger, III

/s/ Stanley A. Gall, M.D.	Director	March 15, 2007
Stanley A. Gall, M.D.

/s/ Carl G. Herde	Director	March 15, 2007
Carl G. Herde

/s/ Bruce P. Madison	Director	March 15, 2007
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 15, 2007
Nicholas X. Simon

/s/ Norman Tasman	Director	March 15, 2007
Norman Tasman

s/ Robert L. Taylor	Director	March 15, 2007
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 15, 2007
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

3.6	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.1 to Form 8-K filed August 17, 2006 is incorporated by reference herein.
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
10.2*

The Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2006), as filed as Exhibit 10.2 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.3*

The Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan (as Amended and Restated in 2006), as filed as Exhibit 10.1 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.4*

Form of Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan Employer Contribution Agreement, as filed as Exhibit 10.3 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.5*	Stock Yards Bank & Trust Company 2005 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed April 22, 2005, is incorporated by reference herein.
10.6*

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

10.9*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.10*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.11*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.12*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.13*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.

10.14*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.15*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation.