Form 10-Q
period 2007-03-31
S Y BANCORP INC
filed 2007-05-09
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Common Stock, no par value — 14,347,907
Shares issued and outstanding at May 3, 2007

S.Y. BANCORP, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

—	Unaudited Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006

—	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006

—	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

—	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007

—	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and 2006

—	Notes to Unaudited Condensed Consolidated Financial Statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$35,308	$44,007
Federal funds sold	28,566	15,671
Mortgage loans held for sale	5,659	4,035
Securities available for sale (amortized cost of $127,119 in 2007 and $146,859 in 2006)	126,287	145,695
Securities held to maturity (approximate fair value of $2,325 in 2007 and $3,159 in 2006)	2,319	3,148
Federal Home Loan Bank stock	3,650	3,591
Loans	1,149,940	1,148,954
Less allowance for loan losses	12,183	12,203
Net loans	1,137,757	1,136,751
Premises and equipment, net	24,675	24,823
Accrued interest receivable and other assets	50,143	48,600
Total assets	$1,414,364	$1,426,321

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$174,383	$179,657
Interest bearing	935,395	923,585
Total deposits	1,109,778	1,103,242
Securities sold under agreements to repurchase and federal funds purchased	75,648	84,313
Other short-term borrowings	30	734
Accrued interest payable and other liabilities	38,642	40,468
Federal Home Loan Bank advances	50,000	60,000
Subordinated debentures	90	120
Total liabilities	1,274,188	1,288,877
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,373,087 and 14,400,420 shares in 2007 and 2006, respectively	8,789	8,878
Additional paid-in capital	26,841	27,703
Retained earnings	105,348	101,876
Accumulated other comprehensive loss	(802)	(1,013)
Total stockholders’ equity	140,176	137,444
Total liabilities and stockholders’ equity	$1,414,364	$1,426,321

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Interest income:
Loans	$20,631	$18,457
Federal funds sold	437	420
Mortgage loans held for sale	47	60
Securities — taxable	1,207	1,095
Securities — tax-exempt	284	295
Total interest income	22,606	20,327

Interest expense
Deposits	7,908	6,071
Securities sold under agreements to repurchase and federal funds purchased	632	469
Other short-term borrowings	—	10
Federal Home Loan Bank advances	650	338
Subordinated debentures	2	466
Total interest expense	9,192	7,354
Net interest income	13,414	12,973
Provision for loan losses	780	350
Net interest income after provision for loan losses	12,634	12,623
Non-interest income:
Investment management and trust services	3,197	2,787
Service charges on deposit accounts	2,018	2,129
Bankcard transaction revenue	542	469
Gains on sales of mortgage loans held for sale	256	305
Gains on sales of securities available for sale	—	—
Brokerage commissions and fees	493	525
Other	650	698
Total non-interest income	7,156	6,913
Non-interest expenses:
Salaries and employee benefits	6,607	6,952
Net occupancy expense	890	862
Data processing expense	1,015	991
Furniture and equipment expense	292	305
State bank taxes	178	383
Other	2,392	2,285
Total non-interest expenses	11,374	11,778
Income before income taxes	8,416	7,758
Income tax expense	2,712	2,438
Net income	$5,704	$5,320
Net income per share:
Basic	$0.40	$0.37
Diluted	0.39	0.36
Average common shares:
Basic	14,389	14,504
Diluted	14,642	14,749

See accompanying notes to unaudited condensed consolidated financial statements

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(In thousands)

	2007	2006
Operating activities:
Net income	$5,704	$5,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	780	350
Depreciation, amortization and accretion, net	709	793
Provision for deferred income taxes (benefit)	(221)	202
Gain on sales of securities available for sale	—	—
Gains on sales of mortgage loans held for sale	(256)	(304)
Origination of mortgage loans held for sale	(15,751)	(22,848)
Proceeds from sale of mortgage loans held for sale	14,383	26,402
Loss on the sale of premises and equipment	—	13
Bank owned life insurance	236	218
(Gain) loss on the sale of other real estate	(2)	(7)
Stock compensation expense	53	174
Excess tax benefits from share-based compensation arrangements	(5)	(77)
Increase in accrued interest receivable and other assets	(3,293)	(2,200)
Increase (decrease) in accrued interest payable and other liabilities	(1,593)	(3,066)
Net cash provided by operating activities	744	4,970
Investing activities:
Purchases of securities available for sale	(59)	(38,517)
Proceeds from maturities of securities available for sale	19,742	27,998
Proceeds from maturities of securities held to maturity	826	527
Net increase in loans	(1,143)	(7,291)
Purchases of premises and equipment	(560)	(582)
Proceeds from sales of other real estate	752	566
Net cash provided by (used in) investing activities	19,558	(17,299)
Financing activities:
Net increase in deposits	6,536	43,259
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(8,665)	(2,152)
Net decrease in other short-term borrowings	(704)	(2,007)
Proceeds of Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	251	283
Excess tax benefits from share-based compensation arrangements	5	77
Common stock repurchases	(1,334)	(834)
Cash dividends paid	(2,165)	(1,802)
Net cash provided by (used in) financing activities	(16,106)	26,794
Net increase in cash and cash equivalents	4,196	14,465
Cash and cash equivalents at beginning of period	59,678	44,039
Cash and cash equivalents at end of period	$63,874	$58,504
Supplemental cash flow information:
Income tax payments	$—	$—
Cash paid for interest	9,314	7,388
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$643	$—

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2007

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444
Net income	—	—	—	5,704	—	5,704

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	211	211

Stock compensation expense	—	—	53	—	—	53

Stock issued for stock options exercised and employee benefit plans	20	69	187	—	—	256

Stock issued for non-vested restricted stock	3	9	65	(74)	—	—

Cash dividends, $0.15 per share	—	—	—	(2,158)	—	(2,158)

Shares repurchased	(50)	(167)	(1,167)	—	—	(1,334)

Balance March 31, 2007	14,373	$8,789	$26,841	$105,348	$(802)	$140,176

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2007 and 2006

(In thousands)

	2007	2006
Net income	$5,704	$5,320
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of tax of $114 and ($292), respectively)	211	(543)
Other comprehensive income (loss)	211	(543)
Comprehensive income	$5,915	$4,777

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

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation.  Certain prior-period amounts have been reclassified to conform with current presentation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2007 are not necessarily indicative of the results for the entire year.

(a)                      Critical Accounting Policies

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the board of directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

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

(b)                      Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  Bonds with unrecognized unrealized losses consist of 69 and 67 separate investment positions as of March 31, 2007 and 2006, respectively that are not considered other-than-temporarily impaired.

(c)                       Stock-Based Compensation

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

Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of March 31, 2007, there were 394,664 shares available for future awards.  Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  As a result of applying the provisions of SFAS No. 123R, Bancorp recognized for the three months ended March 31, 2007 and 2006, within salaries and employee benefits in the unaudited condensed consolidated income statements, stock-based compensation expense of $53,000 and $174,000 before income taxes and a deferred tax benefit of $19,000 and $61,000 resulting in a reduction of net income of $34,000 and $113,000, or $0.00 and $0.01 per basic and diluted shares, respectively.  Bancorp expects to record an additional $402,000 of compensation expense in 2007 for outstanding stock options.  As of March 31, 2007 Bancorp has $1,461,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4.75 years, the weighted-average remaining life of these options.

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

SFAS No. 123R requires the cash flows resulting from excess tax deductions related to the compensation costs recognized for the share-based awards be classified as financing cash inflows.  Cash flows provided by financing activities relating to excess tax benefits from share-based compensation arrangements increased by $5,000 and $77,000 and cash flows used in operating activities decreased by $5,000 and $77,000 for the three months ended March 31, 2007 and 2006, respectively. Bancorp received cash of $251,000 and $283,000 from the exercise of options during the first three months of 2007 and 2006, respectively.

Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.

The following assumptions were used in option valuations:

	2007	2006

Dividend yield	1.81%	1.63%
Expected volatility	14.49	16.53
Risk free interest rate	4.69	4.42
Forfeitures	5.55	5.69
Expected life of options (in years)	7.7	7.7

The expected life of options is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 years for options granted during the first three months of 2007 and 2006.

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

A summary of stock option activity and related information for the three months ended March 31, 2007 follows.  The number of options and aggregate intrinsic value are stated in thousands of dollars.

(In thousands, except per share data)						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
			Exercise	Intrinsic	Fair	Contractual
	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2006
Vested and exercisable	818	$6.90-$24.07	$17.13	$14,009	$3.64
Unvested	139	18.05-24.07	23.89	3,322	5.76
Total outstanding	957	6.90-24.07	18.12	17,331	3.95

Granted	152	26.83	26.83	3,323	6.14
Exercised	(20)	6.90-22.81	12.45	(311)	2.45
Forfeited	(3)	24.07	24.07	(63)	5.81

At March 31, 2007
Vested and exercisable	824	9.64-24.07	17.47	14,396	3.74	5.57
Unvested	262	18.05-26.83	25.57	6,688	5.97	9.4
Total outstanding	1,086	9.64-26.83	19.42	21,084	4.28	6.49

Vested during quarter	26	24.07	24.07	638	5.81

On February 20, 2007, Bancorp granted 151,550 options to purchase common stock shares at the current market price of $26.83 and a fair value of $6.14.  These options were awarded to employees and will primarily vest 20% per year over the next five years.  Of these options, 36,500 were granted to certain executive officers and will vest six months from the date of grant.  All options expire ten years from the date of grant.

Also, on February 20, 2007, Bancorp adopted a restricted stock program under the terms of the Company’s 2005 Incentive Stock Plan.  Bancorp granted 2,775 shares of common stock at the current market price of $26.83.  Shares were granted to executive officers and will vest one-third per year over the next three years.  Certain other officers received grants vesting over two to five years.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

	2007	2006
Beginning balance January 1,	$12,203	$12,035
Provision for loan losses	780	350
Loans charged off	(1,049)	(490)
Recoveries	249	170
Ending balance March 31,	$12,183	$12,065

(3)                     Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has outstanding borrowings of $50,000,000 via two separate fixed rate, non-callable advances of $20,000,000 and $30,000,000, which are due in October of 2008 and November of 2009, respectively, with a weighted average rate of 4.94%.  Interest payments are due monthly, with principal due at maturity.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended March 31
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	28	29
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	7
Net periodic benefit cost	$35	$36

(6)                     Commitments to Extend Credit

As of March 31, 2007, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $418,230,000, and standby letters of credit of $14,643,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2007. Commitments to extend credit were $359,070,000, and letters of credit were $17,044,000, as of December 31, 2006. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of March 31, 2007.

(8)                     Net Income Per Share

The following table reflects, for the three months ended March 31, 2007 and 2006, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended
	March 31
	2007	2006
Net income, basic and diluted	$5,704	$5,320
Average shares outstanding	14,389	14,504
Effect of dilutive securities	253	245

Average shares outstanding including dilutive securities	14,642	14,749

Net income per share, basic	$0.40	$0.37
Net income per share, diluted	$0.39	$0.36

(9)                     Segments

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  Principally, all of the net assets of Bancorp are involved in the commercial banking segment.  Income taxes are allocated based on the effective federal tax rate.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the three months ended March 31, 2007 and 2006 follows:

	Three months
	ended March 31
	2007	2006
	(In thousands)
Net interest income:
Commercial banking	$13,402	$12,983
Investment management and trust	12	(10)
Total	$13,414	$12,973
Provision for loan losses:
Commercial banking	$780	$350
Investment management and trust	—	—
Total	$780	$350
Non-interest income:
Commercial banking	$3,959	$4,126
Investment management and trust	3,197	2,787
Total	$7,156	$6,913
Non-interest expense:
Commercial banking	$9,856	$10,237
Investment management and trust	1,518	1,541
Total	$11,374	$11,778
Tax expense
Commercial banking	$2,120	$2,005
Investment management and trust	592	433
Total	$2,712	$2,438
Net income:
Commercial banking	$4,605	$4,517
Investment management and trust	1,099	803
Total	$5,704	$5,320

(10)              Income Taxes

Effective January 1, 2007, Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of January 1, 2007, the amount of unrecognized tax benefits was $311,000. If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, the amount accrued for the potential payment of interest and penalties was $31,000. Federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

S.Y. BANCORP, INC. AND SUBSIDIARY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three month period ended March 31, 2007 and compares that period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first three months of 2007 compared to December 31, 2006. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2007 through March 31

The first three months of 2007 were highlighted by higher earnings driven by continued loan growth and strong credit quality, together with higher income from investment management and trust services.  With these factors the Company completed the first quarter of the year with net income exceeding the comparable period of 2006 by 7%.

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

Net interest income increased 3% in the first quarter of 2007 compared with the year-earlier period.  This increase reflected continued growth in the Company’s loan portfolio, its most significant earning asset, which helped offset the impact of margin compression over the past year.  Net interest margin for the first quarter of 2007 was 4.23%, down 13 basis points from 4.36% for the fourth quarter of 2006 and three basis points below 4.26% in the year-earlier quarter.  Although the Company experienced an increase in interest rates on its earning assets, the rate of increase on interest-bearing liabilities exceeded that of earning assets.  Both an ongoing inverted yield curve and competitive pressures on both loan and deposit interest rates have had a negative impact on net interest margin.

Operating results were impacted by a higher provision for loan losses.  Based on the Bank’s systematic credit risk assessment process, an increase in net charge-offs, and in view of a more uncertain economic climate this past year, management considered it prudent and necessary to increase the quarterly loan loss provision in the first quarter of 2007 to $780,000 versus $350,000 in the year-earlier quarter.  The Company’s allowance for loan losses was 1.06% of total end-of-quarter loans at March 31, 2007, compared with 1.14% at March 31, 2006.

Non-performing loans dropped to 0.45% of total loans from 0.59% in the fourth quarter of 2006 and 0.50% in the year-earlier period.  Total non-performing loans declined to $5,137,000 in the first quarter from $6,753,000 in the fourth quarter of 2006 and $5,331,000 in the first quarter of 2006.  Net charge-offs, while down to 0.07% of average loans outstanding in the first quarter versus 0.08% in the fourth quarter last year, were up from 0.03% in the year-earlier quarter.  The year-over-year increase in net charge-offs primarily reflected the charge-off of a single loan, totaling $800,000 in the first quarter of 2007, that involved fraudulent collateral.  The principal balance of this loan was specifically reserved for within the allowance for loan losses and, in connection with the Company’s recent regular FDIC examination and at the examiners’ recommendation, the Bank fully charged off the loan in the first quarter of 2007.  The Company believes it has legal remedies and insurable interests available and, at this time, expects partial recovery in this matter.

Non-interest income increased 4% for the first quarter of 2007 compared with the year-earlier period, led by higher investment management and trust income, which increased 15% over the comparable prior period.  This increase more than offset declines in service charges, gains on sales of mortgage loans, brokerage fees and commissions, and other non-interest income.  Higher gains on sales of mortgage loans for the year-earlier period were due to a spillover effect from a strong year in 2005.  The first quarter of 2007 was on target for projected volume, and gains on sales of mortgage loans are expected to be up 10% for 2007.

Non-interest expense declined 3% in the first quarter of 2007 compared with the year-earlier period.  The decline in non-interest expense for the period reflected lower salaries and employee benefits due to reduced stock compensation expense and a one-time reduction in state bank taxes reflecting tax credits purchased in the quarter.  The Company’s efficiency ratio for the first quarter of 2007 improved to 54.54% from 58.54% in the first quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,704,000 for the three months ended March 31, 2007 increased $384,000, or 7.2%, from $5,320,000 for the comparable 2006 period.  Basic net income per share was $0.40 for the first quarter of 2007, an increase of 8.1% from the $0.37 for the same period in 2006.  Net income per share on a diluted basis was $0.39 for the first quarter of 2007 compared to $0.36 for the third quarter of 2006; an 8.3% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.64% and 16.60%, respectively, for the first quarter of 2007, compared to 1.60% and 16.81%, respectively, for the same period in 2006.

Net Interest Income

The following tables present the average balance sheets for the three months ended March 31, 2007 and 2006 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended March 31
	2007			2006
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$32,410	$437	5.47%	$39,111	$420	4.36%
Mortgage loans held for sale	2,931	47	6.50%	3,786	60	6.43%
Securities:
Taxable	103,280	1,148	4.51%	111,642	1,047	3.80%
Tax-exempt	29,394	406	5.60%	33,581	422	5.10%
FHLB stock	3,613	59	6.62%	3,409	48	5.71%
Loans, net of unearned income	1,142,713	20,792	7.38%	1,063,221	18,565	7.08%
Total earning assets	1,314,341	22,889	7.06%	1,254,750	20,562	6.65%
Less allowance for loan losses	12,481			12,262
	1,301,860			1,242,488
Nonearning assets:
Cash and due from banks	35,739			33,824
Premises and equipment	24,922			25,153
Accrued interest receivable and other assets	44,311			46,381

Total assets	$1,406,832			$1,347,846

	Three months ended March 31
	2007			2006
	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$213,606	$768	1.46%	$229,769	$757	1.34%
Savings deposits	41,944	50	0.48%	46,841	72	0.62%
Money market deposits	209,317	1,975	3.83%	185,761	1,380	3.01%
Time deposits	464,063	5,115	4.47%	417,043	3,862	3.76%
Securities sold under agreements to repurchase and federal funds purchased	78,370	632	3.27%	78,915	469	2.41%
Other short-term borrowings	607	—	0.00%	1,054	10	3.85%
FHLB advances	55,889	650	4.72%	36,444	338	3.76%
Long-term debt	104	2	7.80%	20,742	466	9.11%
Total interest bearing liabilities	1,063,900	9,192	3.50%	1,016,569	7,354	2.93%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	168,710			172,690
Accrued interest payable and other liabilities	34,861			30,220
Total liabilities	1,267,471			1,219,479
Stockholders’ equity	139,361			128,367
Total liabilities and stockholders’ equity	$1,406,832			$1,347,846
Net interest income		$13,697			$13,208
Net interest spread			3.56%			3.72%
Net interest margin			4.23%			4.26%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $283,000 and $235,000, for the three months ended March 31, 2007 and 2006, respectively.

Fully taxable equivalent net interest income of $13,697,000 for the three months ended March 31, 2007 increased $489,000, or 3.7%, from $13,208,000 when compared to the same period last year. Net interest spread and net interest margin were 3.56% and 4.23%, respectively, for the first quarter of 2007 and 3.72% and 4.26%, respectively, for the first quarter of 2006.

While the Company believes it remains well positioned for the current interest rate environment, with its loan portfolio being almost evenly split between fixed and variable rates, it expects ongoing contraction of its net interest margins.  For the first quarter of 2007, the average rate earned on assets increased 41 basis points while the average rate paid on liabilities rose 57 basis points compared to the first quarter of 2006.  With both an ongoing inverted yield curve and the competitive pressures on both loan and deposit interest rates, Bancorp will continue to see a negative impact on net interest margin.

Average earning assets increased $59,591,000, or 4.7%, to $1,314,341,000 for the first three months of 2007 compared to 2006, primarily reflecting growth in the loan portfolio.  Average interest bearing liabilities increased $47,331,000, or 4.7%, to $1,063,900,000 for the first three months of 2007 compared to 2006 primarily due to increases in time and money market deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2007 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change

Increase 200bp	6.28%
Increase 100bp	3.13
Decrease 100bp	(3.11)
Decrease 200bp	(6.20)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three months ended March 31, 2007 and 2006 follows:

(Dollars in thousands)	Three months ended March 31
	2007	2006

Balance at the beginning of the period	$12,203	$12,035
Provision for loan losses	780	350
Loan charge-offs, net of recoveries	(800)	(320)
Balance at the end of the period	$12,183	$12,065
Average loans, net of unearned income	$1,142,713	$1,063,221
Provision for loan losses to average loans (1)	0.07%	0.03%
Net loan charge-offs to average loans (1)	0.07%	0.03%
Allowance for loan losses to average loans	1.07%	1.13%
Allowance for loan losses to period-end loans	1.06%	1.14%
Allowance to nonperforming loans	237.16%	226.32%

(1) Amounts not annualized

The provision for loan losses increased $430,000 for the first three months of 2007 as compared to 2006. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2007.  Among factors considered in determining the provision for allowance for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $480,000 for the first three months of 2007 compared to the first quarter of 2006 as discussed in the Overview above.

Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three months ended March 31, 2007 and 2006.

	Three months
	ended March 31
	2007	2006
	(In thousands)
Non-interest income:
Investment management and trust services	$3,197	2,787
Service charges on deposit accounts	2,018	2,129
Bankcard transaction revenue	542	469
Gains on sales of mortgage loans held for sale	256	305
Gains on sales of securities available for sale	—	—
Brokerage commissions and fees	493	525
Other	650	698
Total non-interest income	$7,156	6,913
Non-interest expenses:
Salaries and employee benefits	$6,607	6,952
Net occupancy expense	890	862
Data processing expense	1,015	991
Furniture and equipment expense	292	305
State bank taxes	178	383
Other	2,392	2,285
Total non-interest expenses	$11,374	11,778

Total non-interest income increased $243,000, or 3.5%, for the first quarter of 2007 compared to the same period in 2006.

Investment management and trust services income increased $410,000, or 14.7%, in the first quarter of 2007, as compared to the same period in 2006.  Trust assets under management at March 31, 2007 were $1.603 billion, compared to $1.582 billion at December 31, 2006 and $1.467 billion at March 31, 2006.  Trust assets are expressed in terms of market value.  In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets.  For the three months ended March 31, 2007, growth in trust assets accounted for a portion of the increase in income; the Company also saw higher executor and other fee income.

Service charges on deposit accounts decreased $111,000, or 5.2%, in the first quarter of 2007 as compared to the same period in 2006.  Service charge income is driven by transactions volume, which can fluctuate throughout the year.

Bankcard transaction revenue increased $73,000, or 15.6%, in the first quarter of 2007 as compared to the same period in 2006.  Results in 2007 compared favorably to 2006 as transaction volume increased.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Gains on sales of mortgage loans were $256,000 in the first quarter of 2007 and $305,000 in 2006.  The first quarter of 2007 was on target for projected volume, and gains on sales of mortgage loans are expected to be up 10% for 2007.  Higher gains on sales of loans for the year-earlier period were due to a spillover effect from a stronger year in 2005.

Brokerage commissions and fees decreased $32,000, or 6.1%, in the first quarter of 2007 as compared to the same period in 2006.  The decrease corresponded to lower brokerage volume and the reduction of one employee compared to the prior period.

Other non-interest income decreased $48,000, or 6.9%, in the first quarter of 2007 as compared to  the same period in 2006.  The decrease in other non-interest income is related to a variety of factors none of which is individually significant.

Total non-interest expenses decreased $404,000, or 3.4%, for the first quarter of 2007 as compared to the same period in 2006.

Salaries and employee benefits decreased $345,000, or 5.0%, for the first quarter of 2007 compared to the same period in 2006.  This decline reflected lower salaries and employee benefits due to reduced stock compensation expense and incentive pay.  The Bank had 444 full time equivalent employees as of March 31, 2007 and 430 full time equivalents as of March 31, 2006.

Net occupancy expense increased $28,000, or 3.3%, in the first quarter of 2007 as compared to 2006.  Data processing expense increased $24,000, or 2.4%, for the first quarter of 2007.  Furniture and equipment expense decreased $13,000, or 4.3%, for the first quarter of 2007 compared to 2006.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes decreased $205,000, or 53.5%, for the first quarter of 2007 compared to 2006.  These taxes are based on capital levels and increase as capital levels increase.  The 2007 decrease occurred as Bancorp purchased Commonwealth of Kentucky historical credits at a discount.  The 2007 state bank tax expense was reduced by $162,000 as a result of these credits.

Other non-interest expenses increased $107,000, or 4.7% in the first quarter of 2007 as compared to 2006.  The increase in other non-interest expenses is related to a variety of factors none of which is individually significant.

Income Taxes

In the first quarter of 2007, Bancorp recorded income tax expense of $2,712,000, compared to $2,438,000 for the same period in 2006.  The effective rate for the three month period was 32.2% in 2007 and 31.4% in 2006.  The increase in the rate is primarily due to an increase taxable income for the first quarter of 2007 compared to the same period in 2006. See Note 10 for information regarding adoption of FIN 48.

Commitments to Extend Credit

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of the Company’s commitments is included in Note 6.

Items disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

In addition, the Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

b)   Financial Condition

Balance Sheet

Total assets decreased $11,957,000, or 0.8%, from $1.426 billion on December 31, 2006 to $1.414 billion on March 31, 2007.  The most significant components of the decrease in total assets was a decrease in securities available for sale of $19,408,000, or 13.3%, which was partially offset by an increase of $12,895,000, or 82.3%, in federal funds sold.  The Bank had purchased approximately $15 million in short-term U.S. agency securities at the end of 2006, which matured at the beginning of 2007.  Total assets at March 31, 2007 increased $55,045,000 from March 31, 2006, representing a 4.1% increase. Average assets for the first three months of 2007 were $1.407 billion.

Total liabilities decreased $14,689,000, or 1.1%, from $1.289 billion on December 31, 2006 to $1.274 billion on March 31, 2007.  Securities sold under agreement to repurchase decreased $8,665,000, or 10.3%.  Also during the period was a maturity of a $10 million FHLB advance.  This decrease was somewhat offset by the increase in interest bearing demand deposits and money market deposits, which rose $6,201,000 and $11,112,000, respectively.  Total liabilities at March 31, 2007 increased $43,200,000 from March 31, 2006, representing a 3.5% increase.  Average interest bearing liabilities for the first three months of 2007 were $1.267 billion.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $4,697,000 and loans past due over 90 days and still accruing of $440,000, totaled $5,137,000 at March 31, 2007.  Non-performing loans were $6,753,000 at December 31, 2006 including $853,000 of loans past due over 90 days and still accruing. This represents 0.45% of total loans at March 31, 2007 compared to 0.59% at December 31, 2006.  This decrease was partially the result of charging off one loan totaling $800,000 during the quarter.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $7,803,000 at March 31, 2007 and $9,219,000 at December 31, 2006.  This represents 0.55% of total assets at March 31, 2007 compared to 0.65% at December 31, 2006.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2007, the Bank’s additional borrowing capacity with the FHLB was approximately $35 million.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At March 31, 2007, the Bank may pay up to $3,909,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first three months of 2007, the Bank paid dividends to Bancorp totaling $2,167,000.

d)   Capital Resources

At March 31, 2007, stockholders’ equity totaled $140,176,000, an increase of $2,732,000 since December 31, 2006.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2006.  Accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains/losses on securities available for sale and a minimum pension liability adjustment, both of which are net of taxes, totaled a loss of $802,000 at March 31, 2007 and $1,013,000 at December 31, 2006.  The change since year end is a reflection of maturities within the securities portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually as indicated by updated actuarial data.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. To be categorized as well capitalized, Bancorp and the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%.

The following table sets forth Bancorp’s risk based capital amounts and ratios as of March 31:

	March 31
	2007		2006
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$152,578	11.84%	161,298	13.58%
For capital adequacy purposes	103,072	8.00	95,013	8.00
To be well capitalized	128,840	10.00	118,766	10.00
Tier 1 risk-based capital	$140,305	10.89%	149,113	12.56%
For capital adequacy purposes	51,536	4.00	47,506	4.00
To be well capitalized	77,304	6.00	71,259	6.00
Leverage ratio (Tier 1 capital)	$140,305	9.97%	149,113	11.05%
For capital adequacy purposes	42,213	3.00	40,468	3.00
To be well capitalized	70,355	5.00	67,447	5.00

e) Recently Issued Accounting Pronouncements

In February 2006, Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The Statement permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation.  This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (“new basis”) event occurring after the beginning of the first fiscal year beginning after September 15, 2006.  The adoption of SFAS No. 155 did not have a material impact on Bancorp’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, were no significant changes during the quarter ended March 31, 2007 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2007.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Jan 1 - Jan 31 (1)	9,705	$24.86	8,800	168,413
Feb 1 - Feb 28	40,500	26.51	40,500	127,913
Mar 1 - Mar 31	—	—	—	127,913
Total	50,205	$26.19	49,300	127,913

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999 to allow for the repurchase of up to 550,000 shares.  The plan has no expiration date.  In February 2007, the Directors of Bancorp expanded the term of its existing plan to February 2008.

(1) Included in shares purchased are 905 shares from two employees who surrendered existing common shares they owned to pay the strike price and exercise vested stock options.

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

S.Y. BANCORP, INC.

Date: May 9, 2007	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman,President & Chief Executive Officer

Date: May 9, 2007	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,Treasurer and Chief Financial Officer