Form 10-Q
period 2007-06-30
S Y BANCORP INC
filed 2007-08-08
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Common Stock, no par value — 14,260,461
Shares issued and outstanding at August 1, 2007

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

— Unaudited Condensed Consolidated Balance Sheets June 30, 2007 and December 31, 2006

— Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006

— Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006

— Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007

— Unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2007 and 2006

— Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$42,910	$44,007
Federal funds sold	10,645	15,671
Mortgage loans held for sale	4,965	4,035
Securities available for sale (amortized cost of $129,119 in 2007 and $146,859 in 2006)	127,745	145,695
Securities held to maturity (approximate fair value of $2,306 in 2007 and $3,159 in 2006)	2,306	3,148
Federal Home Loan Bank stock	3,797	3,591
Loans	1,162,906	1,148,954
Less allowance for loan losses	12,065	12,203
Net loans	1,150,841	1,136,751
Premises and equipment, net	24,650	24,823
Accrued interest receivable and other assets	57,440	48,600
Total assets	$1,425,299	$1,426,321

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$184,000	$179,657
Interest bearing	901,316	923,585
Total deposits	1,085,316	1,103,242

Securities sold under agreements to repurchase and federal funds purchased	87,868	84,313
Other short-term borrowings	1,204	734
Accrued interest payable and other liabilities	38,933	40,468
Federal Home Loan Bank advances	70,000	60,000
Subordinated debentures	90	120
Total liabilities	1,283,411	1,288,877

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,297,604 and 14,400,420 shares in 2007 and 2006, respectively	8,538	8,878
Additional paid-in capital	25,149	27,703
Retained earnings	109,353	101,876
Accumulated other comprehensive loss	(1,152)	(1,013)
Total stockholders’ equity	141,888	137,444
Total liabilities and stockholders’ equity	$1,425,299	$1,426,321

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2007 and 2006

(In thousands, except per share data)

	For three months ended		For six month ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$21,243	$19,570	$41,874	$38,027
Federal funds sold	151	145	588	565
Mortgage loans held for sale	77	51	124	111
Securities — taxable	1,069	1,155	2,276	2,250
Securities — tax-exempt	275	323	559	618
Total interest income	22,815	21,244	45,421	41,571
Interest expense:
Deposits	7,777	6,494	15,685	12,565
Securities sold under agreements to repurchase and federal funds purchased	720	517	1,352	986
Other short-term borrowings	6	8	6	18
Federal Home Loan Bank advances	732	309	1,382	647
Subordinated debentures	1	466	3	932
Total interest expense	9,236	7,794	18,428	15,148
Net interest income	13,579	13,450	26,993	26,423
Provision for loan losses	460	600	1,240	950
Net interest income after provision for loan losses	13,119	12,850	25,753	25,473
Non-interest income:
Investment management and trust services	3,336	2,931	6,533	5,718
Service charges on deposit accounts	2,204	2,279	4,222	4,408
Bankcard transaction revenue	590	517	1,132	986
Gains on sales of mortgage loans held for sale	391	302	647	607
Gains on sales of securities available for sale	—	—	—	—
Brokerage commissions and fees	452	574	945	1,099
Other	751	626	1,401	1,324
Total non-interest income	7,724	7,229	14,880	14,142
Non-interest expenses:
Salaries and employee benefits	6,632	6,492	13,239	13,444
Net occupancy expense	930	847	1,820	1,709
Data processing expense	1,051	899	2,066	1,890
Furniture and equipment expense	290	298	582	603
State bank taxes	311	261	489	644
Other	2,270	2,481	4,662	4,766
Total non-interest expenses	11,484	11,278	22,858	23,056
Income before income taxes	9,359	8,801	17,775	16,559
Income tax expense	3,062	2,933	5,774	5,371
Net income	$6,297	$5,868	$12,001	$11,188
Net income per share:
Basic	$0.44	$0.41	$0.84	$0.77
Diluted	0.43	0.40	0.82	0.76
Average common shares:
Basic	14,325	14,484	14,357	14,494
Diluted	14,536	14,752	14,588	14,750

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(In thousands)

	2007	2006
Operating activities:
Net income	$12,001	$11,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,240	950
Depreciation, amortization and accretion, net	1,345	1,534
Provision for deferred income taxes	(305)	(316)
Gain on sales of securities available for sale	—	—
Gains on sales of mortgage loans held for sale	(647)	(607)
Origination of mortgage loans held for sale	(41,350)	(46,086)
Proceeds from sale of mortgage loans held for sale	41,067	49,656
Loss on the sale of premises and equipment	—	13
Bank owned life insurance income	482	443
Loss (gain) on the sale of other real estate	30	(7)
Stock compensation expense	242	384
Excess tax benefits from share-based compensation arrangements	(17)	(117)
Increase in accrued interest receivable and other assets	(12,510)	(3,102)
Decrease in accrued interest payable and other liabilities	(1,342)	(5,024)
Net cash provided by operating activities	236	8,909
Investing activities:
Purchases of securities available for sale	(23,346)	(38,566)
Proceeds from maturities of securities available for sale	40,886	67,662
Proceeds from maturities of securities held to maturity	841	540
Net increase in loans	(14,050)	(32,461)
Purchases of premises and equipment	(1,177)	(1,314)
Proceeds from sales of other real estate	1,949	163
Net cash provided by (used in) investing activities	5,103	(3,976)
Financing activities:
Net (decrease) increase in deposits	(17,926)	28,168
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	3,555	(6,450)
Net increase (decrease) in other short-term borrowings	470	(929)
Proceeds of Federal Home Loan Bank advances	—	—
Proceeds from Federal Home Loan Bank advances	20,000	—
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	813	1,267
Excess tax benefits from share-based compensation arrangements	17	117
Common stock repurchases	(4,040)	(3,798)
Cash dividends paid	(4,321)	(3,754)
Net cash (used) in provided by financing activities	(11,462)	4,591
Net (decrease) increase in cash and cash equivalents	(6,123)	9,524
Cash and cash equivalents at beginning of period	59,678	44,039
Cash and cash equivalents at end of period	$53,555	$53,563
Supplemental cash flow information:
Income tax payments	$4,565	$4,685
Cash paid for interest	18,237	15,230
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,280	$588

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2007

(In thousands, except per share data)

					Accumulated
	Com mon stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444
Net income	—	—	—	12,001	—	12,001

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(139)	(139)

Stock compensation expense	—	—	242	—	—	242

Stock issued for stock options exercised and dividend reinvestment plan	55	185	645	—	—	830

Stock issued for non-vested restricted stock	3	9	65	(74)	—	—

Cash dividends, $0.31 per share	—	—	—	(4,450)	—	(4,450)

Shares repurchased	(160)	(534)	(3,506)	—	—	(4,040)

Balance June 30, 2007	14,298	$8,538	$25,149	$109,353	$(1,152)	$141,888

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2007 and 2006

(In thousands)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$6,297	$5,868	$12,001	$11,188
Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on securities available for sale -
Unrealized holding gains (losses) arising during the period (net of tax of ($188), ($332), ($75) and ($625), respectively)	(350)	(617)	(139)	(1,160)
Other comprehensive income (loss)	(350)	(617)	(139)	(1,160)
Comprehensive income	$5,947	$5,251	$11,862	$10,028

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

Interim results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results for the entire year.

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

(b)                                 Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  Bonds with unrecognized unrealized losses consist of 78 and 69 separate investment positions as of June 30, 2007 and December 31, 2006, respectively that are not considered other-than-temporarily impaired.

(c)                                  Stock-Based Compensation

On January 1, 2006, Bancorp adopted the modified version of prospective application of Statement of Financial Standard No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”).  Under this method, the fair value of all new and modified awards granted subsequent to the date of adoption will be recognized as compensation expense, net of estimated forfeitures.  Further, the fair value of any unvested awards at the date of adoption was recognized as compensation expense, net of estimated forfeitures.

Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of June 30, 2007, there were 401,664 shares available for future awards.  Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.  Restricted shares granted to executive officers are subject to a vesting schedule of one-third per year.  Certain other officers received grants vesting over two to five years.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, an accepted and widely used formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  As a result of applying the provisions of SFAS No. 123R, Bancorp recognized for the six months ended June 30, 2007 and 2006, within salaries and employee benefits in the unaudited condensed consolidated income statements, stock-based compensation expense of $242,000 and $384,000 before income taxes and a deferred tax benefit of $85,000 and $134,000 resulting in a reduction of net income of $157,000 and $250,000, or $0.01 and $0.02, in both years, per basic and diluted shares, respectively.  For the second quarter of 2007 and 2006, Bancorp recognized $189,000 and $210,000 of compensation expense before taxes, a deferred tax benefit of $66,000 and $74,000 and a reduction of net income of $123,000 and $136,000, or $0.01 and $0.01, in both years, per basic and diluted shares, respectively.  Bancorp expects to record an additional $224,000 of compensation expense in 2007.  As of June 30, 2007 Bancorp has $1,317,000 of unrecognized stock-based compensation expense.  Related to stock options is $1,251,000, which will be recorded as compensation expense over the next 4.5 years, the weighted-average remaining life of these options.  Related to restricted shares is $66,000, which will be recorded as stock compensation expense over the next 2.5 years, the weighted average remaining life of these restricted shares.

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

SFAS No. 123R requires the cash flows resulting from excess tax deductions related to the compensation costs recognized for the share-based awards be classified as financing cash inflows.  Cash flows provided by financing activities relating to excess tax benefits from share-based compensation arrangements increased by $17,000 and $117,000 and cash flows used in operating activities decreased by $17,000 and $117,000 for the six months ended June 30, 2007 and 2006, respectively. Bancorp received cash of $541,000 and $1,254,000 from the exercise of options during the first six months of 2007 and 2006, respectively.

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

The expected life of options is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 years for options granted during the first six months of 2007 and 2006.

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

A summary of stock option activity and related information for the six months ended June 30, 2007 follows.  The number of options and aggregate intrinsic value are stated in thousands of dollars.

	Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share data)
At December 31, 2006
Vested and exercisable	818	$6.90-$24.07	$17.13	$14,009	$3.64
Unvested	139	18.05-24.07	23.89	3,322	5.76
Total outstanding	957	6.90-24.07	18.12	17,331	3.95
Granted	153	24.02-26.83	26.81	4,090	6.14
Exercised	(55)	6.90-22.81	14.71	(599)	3.01
Forfeited	(8)	20.95-26.83	24.81	(205)	5.87
At June 30, 2007
Vested and exercisable	791	9.76-24.07	17.54	13,875	3.75	5.35
Unvested	256	18.05-26.83	25.61	6,544	5.98	9.17
Total outstanding	1,047	9.76-26.83	19.51	20,419	4.30	6.28
Vested during quarter	29	20.25-24.07	23.79	680	5.73

On February 20, 2007, Bancorp granted 151,550 options to purchase common stock shares at the current market price of $26.83 and a fair value of $6.14.  These options were awarded to employees and will primarily vest 20% per year over the next five years.  Of these options, 36,500 were granted to certain executive officers and will vest six months from the date of grant.  On May 15, 2007, Bancorp granted a new director 1,000 options to purchase common stock shares at the current market price of $24.02 and a fair value of $6.14.  All options expire ten years from the date of grant.

Also, on February 20, 2007, Bancorp adopted a restricted stock program under the terms of the Company’s 2005 Incentive Stock Plan.  Bancorp granted 2,775 shares of common stock at the current market price of $26.83.  Shares were granted to executive officers and will vest one-third per year over the next three years.  Certain other officers received grants vesting over two to five years.  As of June 30, 2007, none of these restricted shares had vested or canceled.

(2)           Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

	2007	2006
Beginning balance January 1,	$12,203	$12,035
Provision for loan losses	1,240	950
Loans charged off	(1,843)	(956)
Recoveries	465	363
Ending balance June 30,	$12,065	$12,392

(3)           Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain residential real estate loans, the Bank has outstanding borrowings of $70,000,000, at June 30, 2007, via three separate advances. The first two are fixed rate, non-callable advances of $20,000,000 and $30,000,000, which are due in October of 2008 and November of 2009, respectively.  The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB after 12 months, in May of 2008, and then quarterly going forward until its maximum maturity in May of 2012.  At June 30, 2007, the weighted average rate of these advances was 4.84%.  Interest payments are due monthly, with principal due at maturity.

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

(5)           Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended June 30
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	28	29
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	7
Net periodic benefit cost	$35	$36

	Six months ended June 30
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	57	59
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	13	14
Net periodic benefit cost	$70	$73

(6)           Commitments to Extend Credit

As of June 30, 2007, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $429,988,000, and standby letters of credit of $16,302,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2007. Commitments to extend credit were $359,070,000, and letters of credit were $17,044,000, as of December 31, 2006. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)           Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of June 30, 2007.

(8)           Net Income Per Share

The following table reflects, for the three and six month periods ended June 30, 2007 and 2006, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net income, basic and diluted	$6,297	$5,868	$12,001	$11,188
Average shares outstanding	14,325	14,484	14,357	14,494
Effect of dilutive securities	211	268	231	256
Average shares outstanding including dilutive securities	14,536	14,752	14,588	14,750
Net income per share, basic	$0.44	$0.41	$0.84	$0.77
Net income per share, diluted	$0.43	$0.40	$0.82	$0.76

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

Selected financial information by business segment for the three and six months ended June 30, 2007 and 2006 follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net interest income (expense):
Commercial banking	$13,555	$13,461	$26,957	$26,444
Investment management and trust	24	(11)	36	(21)
Total	$13,579	$13,450	$26,993	$26,423
Provision for loan losses:
Commercial banking	$460	$600	$1,240	$950
Investment management and trust	—	—	—	—
Total	$460	$600	$1,240	$950
Non-interest income:
Commercial banking	$4,388	$4,298	$8,347	$8,424
Investment management and trust	3,336	2,931	6,533	5,718
Total	$7,724	$7,229	$14,880	$14,142
Non-interest expense:
Commercial banking	$9,889	$9,928	$19,728	$20,163
Investment management and trust	1,595	1,350	3,130	2,893
Total	$11,484	$11,278	$22,858	$23,056
Tax expense
Commercial banking	$2,444	$2,383	$4,570	$4,390
Investment management and trust	618	550	1,204	981
Total	$3,062	$2,933	$5,774	$5,371
Net income:
Commercial banking	$5,150	$4,848	$9,766	$9,365
Investment management and trust	1,147	1,020	2,235	1,823
Total	$6,297	$5,868	$12,001	$11,188

(10)         Income Taxes

Effective January 1, 2007, Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of January 1, 2007, the gross amount of unrecognized tax benefits was $311,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

There have been no material changes in unrecognized tax benefits from tax positions taken since the date of adoption.

(11)         Subsequent Event

On July 17, 2007, the Board of Directors approved the expansion of the Company’s stock repurchase plan by 550,000 shares.  The Board also set July 2008 as the plan’s expiration date.

The Board of Directors first implemented the repurchase plan in 1999 and expanded the number of shares approved in 2005.  At that time, the Company’s plan authorized the repurchase of up to 577,500 shares, as adjusted for a five percent stock dividend in 2006.  As of June 30, 2007, there were approximately 17,500 shares remaining for repurchase.  With these remaining shares and the 550,000 shares approved in July 2007, the Company has the ability to repurchase approximately 567,500 shares.

Under its stock repurchase program, Bancorp may purchase shares from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations.  Unsolicited negotiated transactions also are permitted.

S.Y.BANCORP, INC. AND SUBSIDIARY

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six month periods ended June 30, 2007 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first six months of 2007 compared to December 31, 2006. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2007 through June 30

The second quarter of 2007 was highlighted by higher earnings driven primarily by a strong earning asset base and continued growth in the Company’s investment management and trust services.  Strong credit quality performance also characterized S.Y. Bancorp’s results for the second quarter, leading to a reduction in Company’s provision for loan losses as compared to the second quarter of 2006 and first quarter of 2007 and helping to offset increasing competitive pressures affecting loan growth and margin.  With these factors, the Company completed the second quarter and the first half of the year with net income exceeding the comparable period of 2006 by 7%.

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

Net interest income increased 1% for the second quarter and 2% year to date compared with the year-earlier periods.  The increase for the second quarter reflected growth in net interest earning assets, offset by ongoing pressure on the net interest margin.  Growth in earning assets has been affected by payoffs in the construction loan portfolio and other transaction based business and slowly replaced by growth in commercial and industrial loans.  Although net interest margin improved three basis points in the second quarter compared with the first quarter of 2007, net interest margin for the second quarter, at 4.26%, declined 15 basis points versus 4.41% in the year-earlier quarter.  This compression was attributed to several factors.  The Company has had higher interest expense associated with recent promotions of certificates of deposit causing the increase in deposit yields to outpace the increase in loan yields.  Also, the persistence of a relatively flat yield curve, together with mounting competitive pressures on both loan and deposit interest rates, continue to adversely affect net interest margin.

While the Company believes it remains well positioned for the current interest rate environment, with its loan portfolio being split between approximately 60% fixed and 40% variable rates, it expects ongoing pressure on net interest margin.

Operating results were favorably impacted by a lower provision for loan losses in the second quarter of 2007.  Based on the Bank’s systematic credit risk assessment process, including a declining level of non-performing loans, the Company recorded a provision for loan losses of $460,000 in the second quarter compared to $600,000 in the second quarter of 2006.  For the first six months of 2007, the loan loss provision totaled $1,240,000 versus $950,000 in the year-earlier period.  The Company’s allowance for loan losses was 1.04% of total end-of-quarter loans at June 30, 2007, compared with 1.06% of total end-of-quarter loans at March 31, 2007, and 1.14% at June 30, 2006.

Non-performing loans at June 30, 2007 were 0.41%, relative to total loans, which showed improvement from 0.45% at the end of the first quarter of 2007, as well as from the 0.67% in the same quarter last year.  Net charge-offs also remained low at 0.05% of average loans compared with 0.07% in the first quarter of 2007 and 0.03% in the second quarter of 2006.  Management continues to view these metrics as an indication of overall sound asset quality and believes it has appropriately recognized the loan-loss exposure in its portfolio.

Non-interest income increased 7% in the second quarter compared with the same quarter last year, primarily due to higher investment management and trust income, which rose 14% during the quarter.  This, along with higher bankcard transaction revenue, gains on sales of mortgage loans and other non-interest income, offset lower service charges on deposit accounts and brokerage fees and commissions for the quarter.  Non-interest income increased 5% in the first half of 2007 compared with the year-earlier period, again driven primarily by investment management and trust income.

Non-interest expense increased 2% in the second quarter of 2007 versus the same period last year.  The increase for the second quarter reflected higher salaries and employee benefits, due in part to the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recently announced entry into the Cincinnati market, as well as higher data processing expense and net occupancy expense.  Non-interest expense declined 1% in the first half of 2007 compared with the year-earlier period.  For the year-to-date period of 2007, salaries and employee benefits were less than those of 2006 mainly due to lower health insurance expense, reduced stock compensation expense and deferral of salary expense related to loan originations.  Further, the first quarter of 2007 reflected a reduction in state bank taxes resulting from tax credits purchased in the quarter.  The Company’s efficiency ratio improved to 53.22% from 54.54% in the first quarter of 2007 and 53.88% in the second quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,297,000 for the three months ended June 30, 2007 increased $429,000, or 7%, from $5,868,000 for the comparable 2006 period.  Basic net income per share was $0.44 for the second quarter of 2007, an increase of 7% from the $0.41 for the same period in 2006.  Net income per share on a diluted basis was $0.43 for the second quarter of 2007 compared to $0.40 for the second quarter of 2006; an 8% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.80% and 17.90%, respectively, for the second quarter of 2007, compared to 1.76% and 18.02%, respectively, for the same period in 2006.

Net income of $12,001,000 for the six months ended June 30, 2007 increased $813,000, or 7%, from $11,188,000 from the comparable 2006 period.  Basic net income per share was $0.84 for the first six months of 2007, an increase of 9% from the $0.77 for the same period in 2006.  Net income per share on a diluted basis was $0.82 for the first six months of 2007 compared to $0.76 for the first six months of 2006.  This represents an 8% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.72% and 17.26%, respectively, for the first six months of 2007, compared to 1.68% and 17.42%, respectively, for the same period in 2006.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2007 and 2006 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended June 30
	2007			2006
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$11,430	$151	5.30%	$11,681	$145	4.98%
Mortgage loans held for sale	4,829	77	6.40%	3,101	51	6.60%
Securities:
Taxable	95,999	1,008	4.21%	105,251	1,106	4.21%
Tax-exempt	28,452	393	5.54%	32,676	461	5.66%
FHLB stock	3,734	61	6.55%	3,502	49	5.61%
Loans, net of unearned income	1,160,064	21,402	7.40%	1,086,780	19,685	7.27%
Total earning assets	1,304,508	23,092	7.10%	1,242,991	21,497	6.94%
Less allowance for loan losses	12,514			12,230
	1,291,994			1,230,761
Non-earning assets:
Cash and due from banks	32,233			33,851
Premises and equipment	24,702			25,105
Accrued interest receivable and other assets	52,091			47,519
Total assets	$1,401,020			$1,337,236

	Three months ended June 30
	2007			2006
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$214,763	$795	1.48%	$227,926	$833	1.47%
Savings deposits	42,557	53	0.50%	48,987	77	0.63%
Money market deposits	203,721	1,919	3.78%	174,124	1,400	3.22%
Time deposits	442,529	5,010	4.54%	423,935	4,184	3.96%
Securities sold under agreements to repurchase and federal funds purchased	83,901	720	3.44%	77,334	517	2.68%
Other short-term borrowings	661	6	3.64%	815	8	3.94%
FHLB advances	60,330	732	4.87%	30,000	309	4.13%
Long-term debt	90	1	4.46%	20,739	466	9.01%
Total interest bearing liabilities	1,048,552	9,236	3.53%	1,003,860	7,794	3.11%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	171,889			173,327
Accrued interest payable and other liabilities	39,446			29,438
Total liabilities	1,259,887			1,206,625
Stockholders’ equity	141,133			130,611
Total liabilities and stockholders’ equity	$1,401,020			$1,337,236
Net interest income		$13,856			$13,703
Net interest spread			3.57%			3.83%
Net interest margin			4.26%			4.41%

	Six months ended June 30
	2007			2006
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$21,862	$588	5.42%	$25,320	$565	4.50%
Mortgage loans held for sale	3,885	124	6.44%	3,441	111	6.51%
Securities:
Taxable	99,620	2,156	4.36%	108,452	2,153	4.00%
Tax-exempt	28,920	800	5.58%	33,126	884	5.38%
FHLB stock	3,673	120	6.59%	3,434	97	5.70%
Loans, net of unearned income	1,151,437	42,193	7.39%	1,075,065	38,250	7.17%
Total earning assets	1,309,397	45,981	7.08%	1,248,838	42,060	6.79%
Less allowance for loan losses	12,498			12,247
	1,296,899			1,236,591
Non-earning assets:
Cash and due from banks	33,977			33,838
Premises and equipment	24,811			25,129
Accrued interest receivable and other assets	48,223			46,953
Total assets	$1,403,910			$1,342,511

	Six months ended June 30
	2007			2006
	Average		Average	Average		Average
	Balances	Interest	Rate	Balances	Interest	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$214,187	$1,563	1.47%	$228,842	$1,590	1.40%
Savings deposits	42,252	103	0.49%	47,920	149	0.63%
Money market deposits	206,504	3,894	3.80%	179,911	2,780	3.12%
Time deposits	453,237	10,125	4.50%	420,508	8,046	3.86%
Securities sold under agreements to repurchase and federal funds purchased	81,151	1,352	3.36%	78,120	986	2.55%
Other short-term borrowings	634	6	1.91%	934	18	3.89%
FHLB advances	58,121	1,382	4.80%	33,204	647	3.93%
Long-term debt	97	3	6.24%	20,740	932	9.06%
Total interest bearing liabilities	1,056,183	18,428	3.52%	1,010,179	15,148	3.02%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	170,309			173,011
Accrued interest payable and other liabilities	37,166			29,830
Total liabilities	1,263,658			1,213,020
Stockholders’ equity	140,252			129,491
Total liabilities and stockholders’ equity	$1,403,910			$1,342,511
Net interest income		$27,553			$26,912
Net interest spread			3.56%			3.77%
Net interest margin			4.24%			4.34%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $277,000 and $253,000, respectively, for the three month periods ended June 30, 2007 and 2006 and $560,000 and $489,000, respectively, for the six month periods end June 30, 2007 and 2006.

Fully taxable equivalent net interest income of $13,856,000 for the three months ended June 30, 2007 increased $153,000, or 1.1%, from $13,703,000 when compared to the same period last year. Net interest spread and net interest margin were 3.57% and 4.26%, respectively, for the second quarter of 2007 and 3.83% and 4.41%, respectively, for the second quarter of 2006.

Fully taxable equivalent net interest income of $27,553,000 for the six months ended June 30, 2007 increased $641,000, or 2.4%, from the same period last year.  Net interest spread and net interest margin were 3.56% and 4.24%, respectively, for the first six months of 2007 and 3.77% and 4.34%, respectively, for the first six months of 2006.

While the Company believes it remains well positioned for the current interest rate environment, with its loan portfolio being split between approximately 60% fixed and 40% variable rates, it expects ongoing pressure on net interest margin.  Assuming a fairly neutral rate environment for the remainder of 2007, the Company expects its margin to continue slight contraction primarily based on rate competition on loans and deposits.

Average earning assets increased $60,559,000, or 4.8%, to $1,309,397,000 for the first six months of 2007 compared to 2006, primarily reflecting growth in the loan portfolio.  Average interest bearing liabilities increased $46,004,000, or 4.6%, to $1,056,183,000 for the first six months of 2007 compared to 2006 primarily due to increases in time and money market deposits as well as FHLB advances.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2007 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change

Increase 200bp	7.24%
Increase 100bp	3.61
Decrease 100bp	(3.58)
Decrease 200bp	(7.14)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2007 and 2006 follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at the beginning of the period	$12,183	$12,065	$12,203	$12,035
Provision for loan losses	460	600	1,240	950
Loan charge-offs, net of recoveries	(578)	(273)	(1,378)	(593)
Balance at the end of the period	$12,065	$12,392	$12,065	$12,392
Average loans, net of unearned income	$1,160,064	$1,086,780	$1,151,437	$1,075,065
Provision for loan losses to average loans (1)	0.04%	0.06%	0.11%	0.09%
Net loan charge-offs to average loans (1)	0.05%	0.03%	0.12%	0.06%
Allowance for loan losses to average loans	1.04%	1.14%	1.05%	1.15%
Allowance for loan losses to period-end loans	1.04%	1.14%	1.04%	1.14%
Allowance to nonperforming loans	252.99%	170.81%	252.99%	170.81%

(1) Amounts not annualized

The provision for loan losses increased $290,000 during the first six months of 2007 as compared to 2006. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2007.  Among factors considered in determining the provision for allowance for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $785,000 for the first six months of 2007 compared to the same period in 2006 reflecting a charge-off of a single loan totaling $800,000 in the first quarter 2007.

Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2007 and 2006.

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
	(In thousands)
Non-interest income:
Investment management and trust services	$3,336	$2,931	$6,533	$5,718
Service charges on deposit accounts	2,204	2,279	4,222	4,408
Bankcard transaction revenue	590	517	1,132	986
Gains on sales of mortgage loans held for sale	391	302	647	607
Gains on sales of available for sale securities	—	—	—	—
Brokerage commissions and fees	452	574	945	1,099
Other	751	626	1,401	1,324
Total non-interest income	$7,724	$7,229	$14,880	$14,142

Non-interest expenses:
Salaries and employee benefits	$6,632	$6,492	$13,239	$13,444
Net occupancy expense	930	847	1,820	1,709
Data processing expense	1,051	899	2,066	1,890
Furniture and equipment expense	290	298	582	603
State bank taxes	311	261	489	644
Other	2,270	2,481	4,662	4,766
Total non-interest expenses	$11,484	$11,278	$22,858	$23,056

Total non-interest income increased $495,000, or 6.8%, for the second quarter of 2007, and $738,000, or 5.2%, for the first six months of 2007 compared to the same periods in 2006.

Investment management and trust services income increased $405,000, or 13.8%, in the second quarter of 2007, as compared to the same period in 2006.  For the first six months of 2007, investment management and trust services income increased $815,000, or 14.3%, compared to 2006. Trust assets under management at June 30, 2007 were $1.67 billion, compared to $1.58 billion at December 31, 2006 and $1.46 billion at June 30, 2006.  Trust assets are expressed in terms of market value.  In addition to adding new accounts, total assets under management are affected directly by the performance of the equity and bond markets.  For the six months ended June 30, 2007, growth in trust assets was attributable to approximately 60% to net new business and approximately 40% to market appreciation.

Service charges on deposit accounts decreased $75,000, or 3.3%, in the second quarter of 2007 and decreased $186,000, or 4.2%, for the first six months of 2007 as compared to the same periods in 2006.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.

Bankcard transaction revenue increased $73,000, or 14.1%, in the second quarter of 2007 and $146,000, or 14.8%, for the first six months of 2007 as compared to the same periods in 2006.  Results in 2007 compared favorably to 2006 as transaction volume increased.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Gains on sales of mortgage loans were $391,000 in the second quarter of 2007 and $302,000 in 2006.  This represents an increase of 29.5%.  For the six months ended June 30, 2007 gains on the sale of mortgage loans increased 6.6% to $647,000 from $607,000 in 2006.  This year-to-date increase was partially due to more favorable pricing conditions.

Brokerage commissions and fees decreased $122,000, or 21.3%, in the second quarter of 2007 and decreased $154,000, or 14.0%, for the first six months of 2007 as compared to the same periods in 2006.  The decreases corresponded to lower overall brokerage volume and one fewer broker compared to the prior period.  Subsequent to June 30, 2007, the Company hired two new brokers and expects transaction volume to increase for the remainder of the year.

Other non-interest income increased $125,000, or 20.0%, in the second quarter of 2007 and $77,000, or 5.8%, for the first six months of 2007 as compared to 2006.  The increase on other non-interest income is related to a variety of factors none of which are individually significant.

Total non-interest expenses increased $206,000, or 1.8%, for the second quarter of 2007.  Total non-interest expenses decreased $198,000, or 0.9% for the first six months of 2007 compared to the same period in 2006 as the first quarter of 2007 compared to 2006 decreased $404,000.

Salaries and employee benefits increased $140,000, or 2.2%, for the second quarter of 2007 and decreased $205,000, or 1.5%, for the first six months of 2007 compared to the same periods of 2006.  The increase for the second quarter reflected higher salaries and employee benefits, due in part to the addition of staff.  For the year-to-date period of 2007, salaries and employee benefits were less than those of 2006 mainly due to lower health insurance expense, reduced stock compensation expense and deferral of salary expense related to loan originations.  The Bank had 445 full time equivalent employees as of June 30, 2007 and 429 full time equivalents as of June 30, 2006.

Net occupancy expense increased $83,000, or 9.8%, in the second quarter of 2007 and $111,000, or 6.5%, for the first six months of 2007 as compared to 2006.  Data processing expense increased $152,000, or 16.9%, for the second quarter of 2007 and $176,000, or 9.3%, for the first six months of 2007 compared to 2006.  Furniture and equipment expense decreased $8,000, or 2.7%, for the second quarter of 2007 and $21,000, or 3.5% for the first six months of 2007 compared to 2006.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $50,000, or 19.2%, for the second quarter of 2007 and decreased $155,000, or 24.1%, for the first six months of 2007 compared to 2006.  These bank taxes are based on capital levels and increase as capital levels increase.  The increase in the second quarter of 2007 as compared to 2006 was due to $66,000 refund received in the second quarter of 2006 and to a higher amount of tax credits in 2006.  Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount to help reduce state bank tax in 2007 and 2006.  The year-to-date 2007 state bank tax expense was reduced by $191,000 as a result of these credits.

Other non-interest expenses decreased $211,000, or 8.5% in the second quarter of 2007 and $104,000, or 2.2%, for the first six months of 2007 as compared to 2006.  The increase in other non-interest expenses is related to a variety of factors none of which is individually significant.

Income Taxes

In the second quarter of 2007, Bancorp recorded income tax expense of $3,062,000, compared to $2,933,000 for the same period in 2006.  The effective rate for the three month period was 32.7% in 2007 and 33.3% in 2006.  The effective rate for the second quarter of 2006 was impacted by a change made in recording the TEFRA penalty.  Bancorp recorded income tax expense of $5,774,000 for the first six months of 2007, compared to $5,371,000 for the same period in 2006.  The effective rate for the six month period was 32.5% in 2007 and 32.4% in 2006.  The year-to-date increase in the effective tax rate was primarily due to a decreasing proportion of municipal tax-exempt income and an increase in state income taxes due to growing operations in Indiana.

Commitments to Extend Credit

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of the Company’s commitments is included in Note 6.

Items discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

In addition, the Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

b)             Financial Condition

Balance Sheet

Total assets decreased $1,022,000, or 0.1%, from $1.426 billion on December 31, 2006 to $1.425 billion on June 30, 2007.  The most significant component of the decrease in total assets was a decrease in available for sale securities of $17,950,000, or 12.3%, which was partially offset by an increase in loans of $13,952,000, or 1.2%, in loans.  Total assets at June 30, 2007 increased $85,198,000 from June 30, 2006, representing a 0.1% increase. Average assets for the first six months of 2007 were $1.404 billion.

Total liabilities decreased $5,466,000, or 0.4%, from $1.289 billion on December 31, 2006 to $1.283 billion on June 30, 2007.  The most significant component of the decrease was a decrease in time deposits of $21,972,000, or 4.7%, during this period primarily as the result competitive pressures.  This decrease was somewhat offset by an increase in money market accounts and a $20 million FHLB advance.  Total liabilities at June 30, 2007 increased $73,120,000 from June 30, 2006, representing a 6.0% increase.  Average liabilities for the first six months of 2007 were $1.264 billion.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $4,055,000 and loans past due over 90 days and still accruing of $714,000, totaled $4,769,000 at June 30, 2007.  Non-performing loans were $6,753,000 at December 31, 2006 including $853,000 of loans past due over 90 days and still accruing. This represents 0.41% of total loans at June 30, 2007 compared to 0.59% at December 31, 2006.  This decrease was partially the result of charging off one loan of $800,000 in 2007 that was included in the December 2006 total.  Total non-performing loans as of June 30, 2007 decreased $368,000 from the March 31, 2007 level of $5,137,000 or 0.45% of total loans.   As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $7,549,000 at June 30, 2007 and $9,219,000 at December 31, 2006.  This represents 0.53% of total assets at June 30, 2007 compared to 0.65% at December 31, 2006.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2007, the Bank’s additional borrowing capacity with the FHLB was approximately $7 million.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $58 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2007, the Bank may pay up to $8,080,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  During the first six months of 2007, the Bank paid dividends to Bancorp totaling $4,450,000.

d)             Capital Resources

At June 30, 2007, stockholders’ equity totaled $141,888,000, an increase of $4,444,000 since December 31, 2006.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2006.  Accumulated other comprehensive loss which, for Bancorp, consists of net unrealized losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $1,152,000 at June 30, 2007 and $1,013,000 at December 31, 2006.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually as indicated by updated actuarial data.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of June 30:

	June 30
	2007		2006
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$154,513	11.62%	163,721	13.54%
For capital adequacy purposes	106,389	8.00	96,740	8.00
To be well capitalized	132,986	10.00	120,924	10.00

Tier 1 risk-based capital	$142,358	10.70%	151,209	12.50%
For capital adequacy purposes	53,194	4.00	48,370	4.00
To be well capitalized	79,792	6.00	72,555	6.00

Leverage ratio (Tier 1 capital)	$142,358	10.17%	151,209	11.30%
For capital adequacy purposes	42,012	3.00	40,146	3.00
To be well capitalized	70,020	5.00	66,911	5.00

On June 1, 2001, S.Y. Bancorp Capital Trust I, a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.00% Cumulative Trust Preferred Securities (“Securities”).  The principal asset of the Trust I was a $20.0 million subordinated debenture of Bancorp, and Bancorp owned all of the common securities of the Trust.  The Securities were included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.  On July 1, 2006, Bancorp redeemed these securities at par value; therefore reducing Tier I capital comparing June 30, 2007 to the prior period.

e)              Recently Issued Accounting Pronouncements

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2007 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2007.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	22,200	$24.71	22,200	105,713
May 1 - May 31	88,100	24.50	88,100	17,613
June 1 - June 30	—	—	—	17,613
Total	110,300	$24.54	110,300	17,613

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares.  At June 30, 2007, approximately 17,500 of those shares remain.  In July 2007, the Directors expanded this plan by 550,000 additional shares.  Accordingly, the Company has the ability to repurchase approximately 567,500 shares.

Item 4.     Submission of Matters to a Vote of Security Holders

On April 25, 2007, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 12,553,909 shares, and those shares were voted as follows:

(1) Fixing the number of directors at twelve:

For	12,373,992
Against	161,870
Abstain	17,831

(2) Election of Directors:  Bancorp has a staggered Board of Directors.  The following individuals were nominated in 2007.  All nominees were elected.  The results were as follows:

		Votes
	For	Withheld
David H. Brooks	12,407,402	146,265
Nicholas X. Simon	12,465,989	85,893
Kathy C. Thompson	12,368,426	183,279

Item 6.     Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 8, 2007	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman, President & Chief Executive Officer

Date: August 8, 2007	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer