Form 10-Q
period 2007-09-30
S Y BANCORP INC
filed 2007-11-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Common Stock, no par value – 13,829,887

Shares issued and outstanding at November 1, 2007

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

•	UnUnaudited Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006

•	UnUnaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006

•	UnUnaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

•	UnUnaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007

•	UnUnaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006

•	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$32,900	$44,007
Federal funds sold	978	15,671
Mortgage loans held for sale	3,096	4,035
Securities available for sale (amortized cost of $145,699 in 2007 and $146,859 in 2006)	145,628	145,695
Securities held to maturity (fair value of $2,091 in 2007 and $3,159 in 2006)	2,091	3,148
Federal Home Loan Bank stock	3,797	3,591
Loans	1,156,899	1,148,954
Less allowance for loan losses	12,550	12,203
Net loans	1,144,349	1,136,751
Premises and equipment, net	25,063	24,823
Accrued interest receivable and other assets	52,551	48,600
Total assets	$1,410,453	$1,426,321

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$167,614	$179,657
Interest bearing	899,815	923,585
Total deposits	1,067,429	1,103,242
Securities sold under agreements to repurchase and federal funds purchased	93,280	84,313
Other short-term borrowings	1,001	734
Accrued interest payable and other liabilities	40,030	40,468
Federal Home Loan Bank advances	70,000	60,000
Subordinated debentures	90	120
Total liabilities	1,271,830	1,288,877
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,004,897 and 14,400,420 shares in 2007 and 2006, respectively	7,564	8,878
Additional paid-in capital	18,424	27,703
Retained earnings	112,943	101,876
Accumulated other comprehensive loss	(308)	(1,013)
Total stockholders’ equity	138,623	137,444
Total liabilities and stockholders’ equity	$1,410,453	$1,426,321

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2007 and 2006

(In thousands, except per share data)

	For three months ended		For nine month ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$21,290	$20,402	$63,164	$58,429
Federal funds sold	168	206	756	771
Mortgage loans held for sale	57	66	181	177
Securities – taxable	1,284	1,047	3,560	3,297
Securities – tax-exempt	263	308	822	926
Total interest income	23,062	22,029	68,483	63,600
Interest expense:
Deposits	7,855	7,188	23,540	19,753
Securities sold under agreements to repurchase and federal funds purchased	799	642	2,151	1,628
Other short-term borrowings	11	278	17	296
Federal Home Loan Bank advances	854	312	2,236	959
Subordinated debentures	2	2	5	934
Total interest expense	9,521	8,422	27,949	23,570
Net interest income	13,541	13,607	40,534	40,030
Provision for loan losses	850	450	2,090	1,400
Net interest income after provision for loan losses	12,691	13,157	38,444	38,630
Non-interest income:
Investment management and trust services	3,227	2,882	9,760	8,600
Service charges on deposit accounts	2,260	2,188	6,482	6,596
Bankcard transaction revenue	596	509	1,728	1,495
Gains on sales of mortgage loans held for sale	227	326	874	933
Gains on sales of securities available for sale	—	—	—	—
Brokerage commissions and fees	498	460	1,443	1,559
Other	758	644	2,159	1,968
Total non-interest income	7,566	7,009	22,446	21,151
Non-interest expenses:
Salaries and employee benefits	6,865	6,356	20,104	19,800
Net occupancy expense	917	899	2,737	2,608
Data processing expense	979	929	3,045	2,819
Furniture and equipment expense	291	285	873	888
Amortization and writeoff of issuance costs of trust preferred	—	879	—	897
State bank taxes	326	327	815	971
Other	2,149	2,238	6,811	6,986
Total non-interest expenses	11,527	11,913	34,385	34,969
Income before income taxes	8,730	8,253	26,505	24,812
Income tax expense	2,843	2,832	8,617	8,203
Net income	$5,887	$5,421	$17,888	$16,609
Net income per share:
Basic	$0.42	$0.38	$1.25	$1.15
Diluted	0.41	0.37	1.23	1.13
Average common shares:
Basic	14,185	14,426	14,299	14,471
Diluted	14,400	14,718	14,525	14,736

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(In thousands)

	2007	2006
Operating activities:
Net income	$17,888	$16,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,090	1,400
Depreciation, amortization and accretion, net	1,930	2,264
Amortization and writeoff of issuance costs of trust preferred	—	897
Provision for deferred income taxes	(505)	(442)
Gain on sales of securities available for sale	—	—
Gains on sales of mortgage loans held for sale	(874)	(933)
Origination of mortgage loans held for sale	(59,917)	(66,568)
Proceeds from sale of mortgage loans held for sale	61,730	70,876
Loss on the sale of premises and equipment	—	13
Bank owned life insurance income	733	674
Loss (gain) on the sales of other real estate	28	(15)
Stock compensation expense	386	469
Excess tax benefits from share-based compensation arrangements	(33)	(297)
Increase in accrued interest receivable and other assets	(10,964)	(3,227)
Decrease in accrued interest payable and other liabilities	(3)	(902)
Net cash provided by operating activities	12,489	20,818
Investing activities:
Purchases of securities available for sale	(62,029)	(40,618)
Proceeds from maturities of securities available for sale	62,985	69,744
Proceeds from maturities of securities held to maturity	1,054	725
Net increase in loans	(6,946)	(63,921)
Purchases of premises and equipment	(2,169)	(2,013)
Proceeds from sales of other real estate	3,122	567
Net cash used in investing activities	(3,983)	(35,516)
Financing activities:
Net (decrease) increase in deposits	(35,813)	35,607
Net increase in securities sold under agreements to repurchase and federal funds purchased	8,967	11,918
Net increase (decrease) in other short-term borrowings	267	(929)
Proceeds from Federal Home Loan Bank advances	20,000	—
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Repayments of subordinated debentures	(30)	(20,649)
Issuance of common stock for options and dividend reinvestment plan	1,089	1,534
Excess tax benefits from share-based compensation arrangements	33	297
Common stock repurchases	(12,211)	(3,993)
Cash dividends paid	(6,608)	(5,778)
Net cash (used in) provided by financing activities	(34,306)	8,007
Net decrease in cash and cash equivalents	(25,800)	(6,691)
Cash and cash equivalents at beginning of period	59,678	44,039
Cash and cash equivalents at end of period	$33,878	$37,348
Supplemental cash flow information:
Income tax payments	$7,570	$5,860
Cash paid for interest	27,371	23,600
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$2,742	$824

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2007

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid in Capital	earnings	loss	Total
Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444

Net income	—	—	—	17,888	—	17,888

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	705	705

Stock compensation expense	—	—	386	—	—	386

Stock issued for stock options exercised and dividend reinvestment plan	77	257	865	—	—	1,122

Stock issued for non- vested restricted stock	4	14	96	(110)	—	—

Cash dividends, $0.47 per share	—	—	—	(6,711)	—	(6,711)

Shares repurchased	(476)	(1,585)	(10,626)	—	—	(12,211)

Balance September 30, 2007	14,005	$7,564	$18,424	$112,943	$(308)	$138,623

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006

(In thousands)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$5,887	$5,421	$17,888	$16,609
Other comprehensive gain, net of tax:
Unrealized gains on securities available for sale -
Unrealized gains arising during the period (net of tax of $454, $631, $380 and $6, respectively)	844	1,171	705	11
Other comprehensive income	844	1,171	705	11
Comprehensive income	$6,731	$6,592	$18,593	$16,620

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

Interim results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results for the entire year.

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

(b)                      Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  Bonds with gross unrealized losses consist of 61 and 69 separate investment positions as of September 30, 2007 and December 31, 2006, respectively that are not considered other-than-temporarily impaired.

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

Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options or share grants under this plan expire as late as 2015. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards. As of September 30, 2007, there were 404,980 shares available for future awards. Options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date. Restricted shares granted to executive officers are subject to a vesting schedule of one-third per year. Certain other officers received grants vesting over two to five years.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, an accepted and widely used formula for calculating the value of stock options. This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate. As a result of applying the provisions of SFAS No. 123R, Bancorp recognized for the nine months ended September 30, 2007 and 2006, within salaries and employee benefits in the unaudited condensed consolidated income statements, stock-based compensation expense of $386,000 and $469,000 before income taxes and a deferred tax benefit of $135,000 and $164,000 resulting in a reduction of net income of $251,000 and $305,000, or $0.02, in both years, per basic and diluted shares. For the third quarter of 2007 and 2006, Bancorp recognized $144,000 and $85,000 of compensation expense before taxes, a deferred tax benefit of $50,000 and $30,000 and a reduction of net income of $94,000 and $55,000, or less than $0.01, in both years, per basic and diluted shares, respectively. Bancorp expects to record an additional $85,000 of compensation expense in 2007. As of September 30, 2007 Bancorp has $1,193,000 of unrecognized stock-based compensation expense. The remaining compensation expense related to stock options is $1,097,000, which will be recorded as expense over the next 4.25 years, the weighted-average remaining life of these options. The remaining compensation expense related to restricted shares is $96,000, which will be recorded as expense over the next 2.25 years, the weighted average remaining life of these restricted shares.

In accordance with the Financial Accounting Standards Board Staff Position SFAS No. 123R–3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, Bancorp has elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits. The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS No. 123 had been used to account for stock-based compensation costs.

SFAS No. 123R requires the cash flows resulting from excess tax deductions related to the compensation costs recognized for the share-based awards be classified as financing cash inflows. Cash flows provided by financing activities relating to excess tax benefits from share-based compensation arrangements increased by $33,000 and $297,000 and cash flows used in operating activities decreased by $33,000 and $297,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

The expected life of options is based on actual experience of past like-term options. All outstanding options have a 10-year contractual term. Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 years for options granted during the first nine months of 2007 and 2006.

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

A summary of stock option activity and related information for the nine months ended September 30, 2007 follows. The number of options and aggregate intrinsic value are stated in thousands of dollars.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
			Exercise	Intrinsic	Fair	Contractual
(In thousands, except per share data)	Options	Exercise Price	Price	Value	Value	Life

At December 31, 2006
Vested and exercisable	818	$6.90-$24.07	$17.13	$14,009	$3.64
Unvested	139	18.05-24.07	23.89	3,322	5.76
Total outstanding	957	6.90-24.07	18.12	17,331	3.95

Granted	153	24.02-26.83	26.81	4,090	6.14
Exercised	(76)	6.90-24.07	14.18	(870)	2.86
Forfeited	(12)	20.95-26.83	24.81	(287)	5.88

At September 30, 2007
Vested and exercisable	806	9.76-24.83	18.08	14,579	3.89	5.37
Unvested	216	18.05-26.83	25.43	5,487	5.96	8.85
Total outstanding	1,022	9.76-26.83	19.63	20,066	4.33	6.10

Vested during quarter	67	18.05-26.83	25.41	1,707	5.94

In February 2007, Bancorp granted 151,550 options to purchase common stock shares at the current market price of $26.83 and a fair value of $6.14. These options were awarded to employees and will primarily vest 20% per year over the next five years. Of these options, 36,500 were granted to certain executive officers and will vest six months from the date of grant. In May 2007, Bancorp granted 1,000 options to purchase common stock shares at the current market price of $24.02 and a fair value of $6.14. All options expire ten years from the date of grant.

Also, in February 2007, Bancorp adopted a restricted stock program under the terms of the Company’s 2005 Incentive Stock Plan. Bancorp granted 2,775 shares of common stock at the current market price of $26.83. Shares were granted to executive officers and will vest one-third per year over the next three years. Certain other officers received grants vesting over two to five years. In July 2007, Bancorp granted 1,500 shares of common stock at the current market price of $24.13. As of September 30, 2007, none of these restricted shares had vested or canceled.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

	2007	2006
Beginning balance January 1,	$12,203	$12,035
Provision for loan losses	2,090	1,400
Loans charged off	(2,447)	(1,733)
Recoveries	704	740
Ending balance September 30,	$12,550	$12,442

(3)                     Federal Home Loan Bank Advances

Under a blanket collateral agreement with the Federal Home Loan Bank of Cincinnati and secured by certain commercial and residential real estate loans, the Bank has outstanding borrowings of $70,000,000, at September 30, 2007, via three separate advances. The first two are fixed rate, non-callable advances of $20,000,000 and $30,000,000, which are due in October of 2008 and November of 2009, respectively. The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB after 12 months, in May of 2008, and then quarterly going forward until its maximum maturity in May of 2012. At September 30, 2007, the weighted average rate of these advances was 4.84%. Interest payments are due monthly, with principal due at maturity.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The Bank does not make contributions to this plan. Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended September 30
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	28	29
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	7	7
Net periodic benefit cost	$35	$36

	Nine months ended September 30
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	85	88
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	20	21
Net periodic benefit cost	$105	$109

(6)                     Commitments to Extend Credit

As of September 30, 2007, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $456,538,000, and standby letters of credit of $12,287,000, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2007. Commitments to extend credit were $359,070,000, and letters of credit were $17,044,000, as of December 31, 2006. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are primarily made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

(7)                     Preferred Stock

At Bancorp’s annual meeting of shareholders held in April 2003, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2007.

(8)                     Net Income Per Share

The following table reflects, for the three and nine month periods ended September 30, 2007 and 2006, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net income, basic and diluted	$5,887	$5,421	$17,888	$16,609
Average shares outstanding	14,185	14,426	14,299	14,471
Effect of dilutive securities	215	292	226	265

Average shares outstanding including dilutive securities	14,400	14,718	14,525	14,736

Net income per share, basic	$0.42	$0.38	$1.25	$1.15
Net income per share, diluted	$0.41	$0.37	$1.23	$1.13

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

Selected financial information by business segment for the three and nine months ended September 30, 2007 and 2006 follows:

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net interest income (expense):
Commercial banking	$13,559	$13,638	$40,577	$40,082
Investment management and trust	(18)	(31)	(43)	(52)

Total	$13,541	$13,607	$40,534	$40,030

Provision for loan losses:
Commercial banking	$850	$450	$2,090	$1,400
Investment management and trust	—	—	—	—

Total	$850	$450	$2,090	$1,400

Non-interest income:
Commercial banking	$4,339	$4,127	$12,686	$12,551
Investment management and trust	3,227	2,882	9,760	8,600

Total	$7,566	$7,009	$22,446	$21,151

Non-interest expense:
Commercial banking	$9,958	$10,575	$29,686	$30,725
Investment management and trust	1,569	1,338	4,699	4,244

Total	$11,527	$11,913	$34,385	$34,969

Tax expense
Commercial banking	$2,269	$2,303	$6,861	$6,697
Investment management and trust	574	529	1,756	1,506

Total	$2,843	$2,832	$8,617	$8,203

Net income:
Commercial banking	$4,821	$4,437	$14,626	$13,811
Investment management and trust	1,066	984	3,262	2,798

Total	$5,887	$5,421	$17,888	$16,609

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

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of the date of adoption of FIN 48, the amount accrued for the potential payment of interest and penalties was $31,000. Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.

There have been no material changes in unrecognized tax benefits from tax positions taken since the date of adoption.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine month periods ended September 30, 2007 and compares those periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that has occurred during the first nine months of 2007 compared to December 31, 2006. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to the following: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; and other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

Overview of 2007 through September 30

The third quarter and first nine months of 2007 were highlighted by higher earnings, as compared to the year-earlier periods, driven primarily by continued growth in the Company’s investment management and trust services and other sources of non-interest income. Increased non-interest income helped offset the impact of competitive pressures affecting loan growth and interest margin. With these factors, the Company completed the third quarter and year-to-date period with net income exceeding the comparable period of 2006 by 8.6% and 7.7%, respectively.

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

Net interest income decreased 0.5% for the third quarter and increased 1.3% year to date compared with the year-earlier periods. The decrease for the third quarter reflected modest growth in the Company’s loan portfolio, which was more than offset by net interest margin compression. Net interest margin for the third quarter, at 4.18%, declined eight basis points from 4.26% in the second quarter of 2007 and was 21 basis points lower than the 4.39% reported in the year-earlier period. This ongoing margin pressure, which began in the third quarter last year, reflects the August 2007 drop in prevailing short-term interest rates and persistence of a relatively flat yield curve coupled with the impact of higher interest expense associated with local competition for deposits. The Company expects continued competitive pressures on both loan and deposit rates in the near term, and further reductions in short-term rates by the Federal Reserve will add more pressure on net interest margins.

The Company increased its provision for loan losses to $850,000 in the third quarter from $450,000 in the third quarter of 2006. Although there has been an improvement in our non-performing loan metrics compared to the second quarter, management feels that this trend is not entirely indicative of potential exposure in the portfolio given the current uncertainty in the general economy. For the first nine months of 2007, the loan loss provision totaled $2,090,000 versus $1,400,000 in the year-earlier period. The Company’s allowance for loan losses was 1.08% of total end-of-quarter loans at September 30, 2007, compared with 1.04% of total end-of-quarter loans at June 30, 2007, and 1.11% at September 30, 2006.

Non-performing loans at September 30, 2007 were 0.37%, relative to total loans, which showed improvement from 0.41% at the end of the second quarter of 2007, as well as from the 0.61% in the same quarter last year. Net charge-offs totaled 0.03% of average loans in the third quarter of 2007 compared with 0.04% in the same period last year. Management continues to view these metrics as an indication of overall sound asset quality and believes it has appropriately recognized the loan-loss exposure in its portfolio.

Non-interest income increased 7.9% in the third quarter compared with the same quarter last year, primarily due to higher investment management and trust income, which rose 12.0% compared to 2006. This, along with higher bankcard transaction revenue, service charges on deposit accounts, brokerage fees and commissions, and other non-interest income offset lower gains on sales of mortgage loans for the quarter. Non-interest income increased 6.1% in the first nine months of 2007 compared with the year-earlier period, again driven primarily by investment management and trust income.

Non-interest expense decreased 3.2% in the third quarter of 2007 versus the same period last year. The decline for the third quarter primarily reflected the impact in the year-earlier quarter of the write-off of $879,000 of unamortized issuance costs associated with the Company’s trust preferred securities that were redeemed in July 2006. The non-recurring nature of this write-off more than offset a $509,000 or 8.0% rise in salaries and employee benefits, net of deferred salary expense related to loan originations, with the aggregate increase reflecting in part the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market. Non-interest expense declined 1.7% in the first nine months of 2007 compared with the year-earlier period, again primarily due to the write-off of unamortized issuance costs on the Company’s trust preferred securities in the year-earlier period and the impact of more deferred salary expense in 2007. For the year-to-date period of 2007, salaries and employee benefits increased $304,000 or 1.5%, net of deferred salary expense related to loan originations. Higher data processing and net occupancy expenses for the first nine months of 2007 were partially offset by a first quarter 2007 reduction in state bank taxes, resulting from tax credits purchased in the quarter. The Company’s efficiency ratio was to 53.95% compared with 53.22% in the second quarter of 2007 and 57.07% in the third quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,887,000 for the three months ended September 30, 2007 increased $466,000, or 8.6%, from $5,421,000 for the comparable 2006 period. Basic net income per share was $0.42 for the third quarter of 2007, an increase of 10.5% from the $0.38 for the same period in 2006. Net income per share on a diluted basis was $0.41 for the third quarter of 2007 compared to $0.37 for the third quarter of 2006; a 10.8% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.66% and 16.50%, respectively, for the third quarter of 2007, compared to 1.60% and 16.29%, respectively, for the same period in 2006.

Net income of $17,888,000 for the nine months ended September 30, 2007 increased $1,279,000, or 7.7%, from $16,609,000 from the comparable 2006 period. Basic net income per share was $1.25 for the first nine months of 2007, an increase of 8.7% from the $1.15 for the same period in 2006. Net income per share on a diluted basis was $1.23 for the first nine months of 2007 compared to $1.13 for the first nine months of 2006. This represents an 8.8% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.70% and 17.00%, respectively, for the first nine months of 2007, compared to 1.65% and 17.03%, respectively, for the same period in 2006.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2007 and 2006 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$12,404	$168	5.37%	$16,090	$206	5.08%
Mortgage loans held for sale	3,369	57	6.71%	3,878	66	6.75%
Securities:
Taxable	109,217	1,224	4.45%	98,662	995	4.00%
Tax-exempt	27,159	377	5.51%	32,073	441	5.46%
FHLB stock	3,792	60	6.28%	3,509	52	5.88%
Loans, net of unearned income	1,155,211	21,437	7.36%	1,097,176	20,527	7.42%

Total earning assets	1,311,152	23,323	7.06%	1,251,388	22,287	7.07%

Less allowance for loan losses	12,504			12,515
	1,298,648			1,238,873

Non-earning assets:
Cash and due from banks	35,284			34,524
Premises and equipment	24,720			24,982
Accrued interest receivable and other assets	51,001			49,275

Total assets	$1,409,653			$1,347,654

	Three months ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$204,458	$764	1.48%	$216,577	$793	1.45%
Savings deposits	41,595	49	0.47%	46,403	74	0.63%
Money market deposits	213,417	2,048	3.81%	178,804	1,648	3.66%
Time deposits	433,811	4,994	4.57%	443,510	4,673	4.18%
Securities sold under agreements to repurchase and federal funds purchased	92,552	799	3.43%	79,932	642	3.19%
Other short-term borrowings	1,215	11	3.59%	18,166	278	6.07%
FHLB advances	70,000	854	4.84%	30,000	312	4.13%
Long-term debt	90	2	8.91%	344	2	2.31%

Total interest bearing liabilities	1,057,138	9,521	3.57%	1,013,736	8,422	3.30%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	170,437			174,815
Accrued interest payable and other liabilities	40,495			27,037

Total liabilities	1,268,070			1,215,588

Stockholders’ equity	141,583			132,066

Total liabilities and stockholders’ equity	$1,409,653			$1,347,654

Net interest income		$13,802			$13,865

Net interest spread			3.49%			3.77%

Net interest margin			4.18%			4.39%

	Nine months ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$18,675	$756	5.41%	$22,209	$771	4.64%
Mortgage loans held for sale	3,711	181	6.52%	3,589	177	6.59%
Securities:
Taxable	102,854	3,380	4.39%	105,152	3,148	4.00%
Tax-exempt	28,327	1,177	5.56%	32,771	1,325	5.41%
FHLB stock	3,713	180	6.48%	3,459	149	5.76%
Loans, net of unearned income	1,152,709	63,630	7.38%	1,082,517	58,777	7.26%

Total earning assets	1,309,989	69,304	7.07%	1,249,697	64,347	6.88%

Less allowance for loan losses	12,500			12,337
	1,297,489			1,237,360
Non-earning assets:
Cash and due from banks	34,417			34,069
Premises and equipment	24,780			25,079
Accrued interest receivable and other assets	49,159			47,667

Total assets	$1,405,845			$1,344,175

	Nine months ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$210,909	$2,327	1.48%	$224,709	$2,383	1.42%
Savings deposits	42,031	152	0.48%	47,409	223	0.63%
Money market deposits	208,833	5,942	3.80%	179,538	4,428	3.30%
Time deposits	446,690	15,119	4.53%	428,260	12,719	3.97%
Securities sold under agreements to repurchase and federal funds purchased	84,993	2,151	3.38%	78,730	1,628	2.76%
Other short-term borrowings	830	17	2.74%	6,595	296	6.00%
FHLB advances	62,124	2,236	4.81%	32,125	959	3.99%
Long-term debt	95	5	7.04%	13,941	934	8.96%

Total interest bearing liabilities	1,056,505	27,949	3.54%	1,011,307	23,570	3.12%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	170,352			173,619
Accrued interest payable and other liabilities	38,288			28,892

Total liabilities	1,265,145			1,213,818

Stockholders’ equity	140,700			130,357

Total liabilities and stockholders’ equity	$1,405,845			$1,344,175

Net interest income		$41,355			$40,777

Net interest spread			3.53%			3.76%

Net interest margin			4.22%			4.35%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. The approximate tax equivalent adjustments to interest income were $261,000 and $258,000, respectively, for the three month periods ended September 30, 2007 and 2006 and $821,000 and $747,000, respectively, for the nine month periods ended September 30, 2007 and 2006.

Fully taxable equivalent net interest income of $13,802,000 for the three months ended September 30, 2007 decreased $63,000, or 0.5%, from $13,865,000 when compared to the same period last year. Net interest spread and net interest margin were 3.49% and 4.18%, respectively, for the third quarter of 2007 and 3.77% and 4.39%, respectively, for the third quarter of 2006.

Fully taxable equivalent net interest income of $41,355,000 for the nine months ended September 30, 2007 increased $578,000, or 1.4%, from the same period last year. Net interest spread and net interest margin were 3.53% and 4.22%, respectively, for the first nine months of 2007 and 3.76% and 4.35%, respectively, for the first nine months of 2006.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Approximately 40% of the Company’s loan portfolio is variable rate and when the Federal Reserve cuts short-term interest rates that portion of the portfolio reprices immediately. Fixed rate loans are generally indexed to the five year Treasury and the persistence of a relatively flat yield curve has held those rates low. Both of these factors have coupled with downward pressure on loan rates and higher interest rates on deposits created by local competition. The Company expects pressure on net interest margins to continue in the near term, and further reductions in short-term rates by the Federal Reserve will add more compression.

Average earning assets increased $60,292,000, or 4.8%, to $1,309,989,000 for the first nine months of 2007 compared to 2006, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $45,198,000, or 4.5%, to $1,056,505,000 for the first nine months of 2007 compared to 2006 primarily due to increases in time and money market deposits as well as FHLB advances.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results. The September 30, 2007 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative effect on net interest income. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	2.70%
Increase 100bp	1.35
Decrease 100bp	(1.33)
Decrease 200bp	(2.66)

Provision for Loan Losses

The allowance for loan losses is based on management’s continuing review and risk evaluation of individual loans, loss experience, current economic conditions, risk characteristics of the various categories of loans, and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures which result in specific allowance allocations for any estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2007 and 2006 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2007	2006	2007	2006

Balance at the beginning of the period	$12,065	$12,392	$12,203	$12,035
Provision for loan losses	850	450	2,090	1,400
Loan charge-offs, net of recoveries	(365)	(400)	(1,743)	(993)
Balance at the end of the period	$12,550	$12,442	$12,550	$12,442
Average loans, net of unearned income	$1,155,211	$1,097,176	$1,152,709	$1,082,517
Provision for loan losses to average loans (1)	0.07%	0.04%	0.18%	0.13%
Net loan charge-offs to average loans (1)	0.03%	0.04%	0.15%	0.09%
Allowance for loan losses to average loans	1.09%	1.13%	1.09%	1.15%
Allowance for loan losses to period-end loans	1.08%	1.11%	1.08%	1.11%
Allowance to nonperforming loans	295.71%	183.92%	295.71%	183.92%

(1) Amounts not annualized

The provision for loan losses increased $690,000 during the first nine months of 2007 as compared to 2006. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2007. Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans. Net charge-offs increased $750,000 for the first nine months of 2007 compared to the same period in 2006 primarily reflecting a charge-off of a single loan totaling $800,000 in the first quarter 2007.

Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2007 and 2006.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2007	2006	2007	2006

Non-interest income:
Investment management and trust services	$3,227	$2,882	$9,760	$8,600
Service charges on deposit accounts	2,260	2,188	6,482	6,596
Bankcard transaction revenue	596	509	1,728	1,495
Gains on sales of mortgage loans held for sale	227	326	874	933
Gains on sales of securities available for sale	—	—	—	—
Brokerage commissions and fees	498	460	1,443	1,559
Other	758	644	2,159	1,968

Total non-interest income	$7,566	$7,009	$22,446	$21,151

Non-interest expenses:
Salaries and employee benefits	$6,865	$6,356	$20,104	$19,800
Net occupancy expense	917	899	2,737	2,608
Data processing expense	979	929	3,045	2,819
Furniture and equipment expense	291	285	873	888
Amortization and writeoff of issuance costs of trust preferred	—	879	—	897
State bank taxes	326	327	815	971
Other	2,149	2,238	6,811	6,986

Total non-interest expenses	$11,527	$11,913	$34,385	$34,969

Total non-interest income increased $557,000, or 7.9%, for the third quarter of 2007, and $1,295,000, or 6.1%, for the first nine months of 2007 compared to the same periods in 2006.

Investment management and trust services income increased $345,000, or 12.0%, in the third quarter of 2007, as compared to the same period in 2006. For the first nine months of 2007, investment management and trust services income increased $1,160,000, or 13.5%, compared to 2006. These increases arose primarily due to an increase in executor fees. Trust assets under management at September 30, 2007 were $1.71 billion, compared to $1.58 billion at December 31, 2006 and $1.51 billion at September 30, 2006. Trust assets are expressed in terms of market value, and total assets under management are affected directly by the performance of the equity and bond markets. For the nine months ended September 30, 2007, growth in trust assets was primarily attributable to market appreciation.

Service charges on deposit accounts increased $72,000, or 3.3%, in the third quarter of 2007 and decreased $114,000, or 1.7%, for the first nine months of 2007 as compared to the same periods in 2006. Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.

Bankcard transaction revenue increased $87,000, or 17.1%, in the third quarter of 2007 and $233,000, or 15.6%, for the first nine months of 2007 as compared to the same periods in 2006. Results in 2007 compared favorably to 2006 as bankcard transaction volume increased.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market. Gains on sales of mortgage loans were $227,000 in the third quarter of 2007 and $326,000 in 2006. This represents a decrease of 30.4%. For the nine months ended September 30, 2007 gains on the sale of mortgage loans decreased 6.3% to $874,000 from $933,000 in 2006. The quarter and year-to-date decreases are primarily due to general economic conditions related to the mortgage industry. Sub-prime loans originated by the mortgage banking division have been sold, without recourse, in the secondary market.

Brokerage commissions and fees increased $38,000, or 8.3%, in the third quarter of 2007 and decreased $116,000, or 7.4%, for the first nine months of 2007 as compared to the same periods in 2006. The year-to-date decrease corresponded to lower overall brokerage volume. The Company expects brokerage volume to rebound for the remainder of the year.

Other non-interest income increased $114,000, or 17.7%, in the third quarter of 2007 and $191,000, or 9.7%, for the first nine months of 2007 as compared to 2006. The increase for both quarter and year-to-date periods is due primarily to an increase in bank owned life insurance income and fees for internet banking.

Total non-interest expenses decreased $386,000, or 3.2%, for the third quarter of 2007. Total non-interest expenses decreased $584,000, or 1.7% for the first nine months of 2007 compared to the same period in 2006.

Salaries and employee benefits increased $509,000, or 8.0%, for the third quarter of 2007 and increased $304,000, or 1.5%, for the first nine months of 2007 compared to the same periods of 2006. As a result of revised standard costs applied to the loan production process and an increased volume, the Company’s deferred salaries associated with loan originations for the third quarter and year-to-date 2007 exceeded those amounts in the same period last year. These factors helped offset a rise in salaries and employee benefits expense related in part to the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market. The Bank had 443 full time equivalent employees as of September 30, 2007 and 433 full time equivalents as of September 30, 2006.

Net occupancy expense increased $18,000, or 2.0%, in the third quarter of 2007 and $129,000, or 4.9%, for the first nine months of 2007 as compared to 2006. Data processing expense increased $50,000, or 5.4%, for the third quarter of 2007 and $226,000, or 8.0%, for the first nine months of 2007 compared to 2006. Furniture and equipment expense decreased $6,000, or 2.1%, for the third quarter of 2007 and increased $15,000, or 1.7% for the first nine months of 2007 compared to 2006. These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes decreased $1,000, or 0.3%, for the third quarter of 2007 and decreased $156,000, or 16.1%, for the first nine months of 2007 compared to 2006. These bank taxes are based on capital levels and increase as capital levels increase. Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount to help reduce state bank tax in 2007 and 2006.

Other non-interest expenses decreased $968,000, or 31.1% in the third quarter of 2007 and $1,072,000, or 13.6%, for the first nine months of 2007 as compared to 2006. The decline for the third quarter and year-to-date periods primarily reflected the non-recurring impact in the year-earlier quarter of the write-off of $879,000 of unamortized issuance costs associated with the Company’s trust preferred securities that were redeemed on July 1, 2006.

Income Taxes

In the third quarter of 2007, Bancorp recorded income tax expense of $2,843,000, compared to $2,832,000 for the same period in 2006. The effective rate for the three month period was 32.6% in 2007 and 34.3% in 2006. The effective rate for the third quarter of 2006 was impacted by a change made in recording the TEFRA penalty. Bancorp recorded income tax expense of $8,617,000 for the first nine months of 2007, compared to $8,203,000 for the same period in 2006. The effective rate for the nine month period was 32.5% in 2007 and 33.1% in 2006. The year-to-date decrease in the effective tax rate was primarily due to the impact of tax credits somewhat offset by a decreasing proportion of municipal tax-exempt income and an increase in state income taxes due to growing operations in Indiana.

Commitments

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of the Company’s commitments is included in Note 6.

Other commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

In addition, the Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

b)             Financial Condition

Balance Sheet

Total assets decreased $15,868,000, or 1.1%, from $1.426 billion on December 31, 2006 to $1.410 billion on September 30, 2007. The most significant components of the decrease in total assets were a decrease in cash and due from banks of $11,107,000 or 25.2% and a decrease in federal funds sold of $14,693,000, or 93.8%, which was partially offset by an increase in loans of $7,945,000, or 0.7%, in loans. Total assets at September 30, 2007 increased $56,560,000 from September 30, 2006, representing a 4.2% increase. Average assets for the first nine months of 2007 were $1.406 billion.

Total liabilities decreased $17,047,000, or 1.3%, from $1.289 billion on December 31, 2006 to $1.272 billion on September 30, 2007. The most significant components of the decrease was a decrease in time deposits of $32,745,000, or 7.1% and interest bearing demand deposits of $18,493,000 or 8.4%, during this period primarily as the result competitive pressures. This decrease was somewhat offset by an increase in money market accounts of $28,794,000 or 14.4% and a net increase of $10 million in FHLB advances. Total liabilities at September 30, 2007 increased $52,513,000 from September 30, 2006, representing a 4.3% increase. Average liabilities for the first nine months of 2007 were $1.265 billion.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $2,985,000 and loans past due over 90 days and still accruing of $1,259,000, totaled $4,244,000 at September 30, 2007. Non-performing loans were $6,753,000 at December 31, 2006 including $853,000 of loans past due over 90 days and still accruing. Non-performing loans represents 0.37% of total loans at September 30, 2007 compared to 0.59% at December 31, 2006. This decrease was partially the result of charging off one loan of $800,000 in 2007 that was included in the December 2006 non-accrual total. Total non-performing loans as of September 30, 2007 decreased $525,000 from the June 30, 2007 level of $4,769,000 or 0.41% of total loans. As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $7,680,000 at September 30, 2007 and $9,219,000 at December 31, 2006. This represents 0.54% of total assets at September 30, 2007 compared to 0.65% at December 31, 2006.

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

The Bank has a number of sources of funds to meet its liquidity needs on a daily basis. The deposit base, consisting of relatively stable consumer and commercial deposits, is a source of funds. Most of these deposits come from long-term customers and provide a steady source of funds. The Bank has no brokered deposits.

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase, sweep accounts as they are commonly called, which consist of commercial customers excess cash balances. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a member, the Bank has access to credit products of the FHLB. As of September 30, 2007, the Bank’s additional borrowing capacity with the FHLB was approximately $38 million. Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $78 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. At September 30, 2007, the Bank may pay up to $7,416,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. During the first nine months of 2007, the Bank paid dividends to Bancorp totaling $11,111,000.

d)             Capital Resources

At September 30, 2007, stockholders’ equity totaled $138,623,000, an increase of $1,179,000 since December 31, 2006. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2006. The 2007 overall growth in capital has been offset more significantly, particularly in the third quarter, than in prior periods by share repurchase activity. In July, the Company expanded its stock repurchase plan by 550,000 shares, or approximately 4% of the Company’s total common shares outstanding, increasing the remaining authorization at that time to 567,500 shares. In August, as a part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan. During the third quarter, the Company repurchased approximately 316,000 shares, or about 2% of its shares outstanding. As of September 30, 2007, the Company had remaining authorization to repurchase approximately 251,500 shares. Accumulated other comprehensive loss which, for Bancorp, consists of net unrealized losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $308,000 at September 30, 2007 and $1,013,000 at December 31, 2006. The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale. The unrealized pension liability is adjusted annually as indicated by updated actuarial data.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of September 30:

	September 300
	2007		2006
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$150,890	11.42%	147,366	11.82%
For capital adequacy purposes	105,682	8.00	99,722	8.00
To be well capitalized	132,102	10.00	124,653	10.00

Tier 1 risk-based capital	$138,250	10.47%	134,804	10.81%
For capital adequacy purposes	52,841	4.00	49,861	4.00
To be well capitalized	79,261	6.00	74,792	6.00

Leverage ratio (Tier 1 capital)	$138,250	9.81%	134,804	10.00%
For capital adequacy purposes	42,275	3.00	40,459	3.00
To be well capitalized	70,458	5.00	67,431	5.00

e)              Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”. This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by Generally Accepted Accounting Principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FASB Statement No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FASB Statement No. 157 are effective for Bancorp for fiscal years beginning after November 15, 2007. The adoption of FASB Statement No. 157 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosure about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements” and No. 107, “Disclosures about Fair Value of Financial Instruments”. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of FASB No. 159 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2007 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2007.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31	38,800	$23.46	38,800	528,813
Aug 1 - Aug 31	147,889	25.74	147,889	380,924
Sep 1 - Sep 30	129,196	26.74	129,196	251,728

Total	315,885	$25.87	315,885	251,728

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999. In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares. At June 30, 2007, approximately 17,500 of those shares remained. In July 2007, the Directors expanded this plan by 550,000 additional shares to have the ability to repurchase approximately 567,500 shares. The plan’s expiration date is set for July 2008. In August, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan. As noted above, as of September 30, 2007 there remain 251,728 shares yet to be purchased under the program.

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

S.Y. BANCORP, INC.

Date: November 8, 2007	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman,
President & Chief Executive Officer

Date: November 8, 2007	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer