Form 10-K
period 2007-12-31
S Y BANCORP INC
filed 2008-03-13
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $300,613,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 5, 2008, was 13,411,765.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 23, 2008 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

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

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial banking services in the Louisville Metropolitan Statistical Area (MSA), Indianapolis and Cincinnati through 28 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with a third party provider.  See Note 21 to Bancorp’s consolidated financial statements for the year ended December 31, 2007 for information relating to the Bank’s business segments.

At December 31, 2007, the Bank had 446 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

The USA Patriot Act of 2001 was enacted in response to the 2001 terrorist attacks in the U.S. and is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) currency transaction reports (CTRs) for transactions exceeding $10,000; and (e) filing of suspicious activities reports (SARs) if the Bank believes a customer may be in violation of U.S. laws and regulations.

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

Bancorp’s success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville MSA with a growing number of customers in the Indianapolis and Cincinnati areas.  Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include inflation, recession, and unemployment. Economic conditions can have an impact on the demand of Bancorp’s customers for loans, the ability of some borrowers to repay these loans, and the value of the collateral securing these loans.

Loan growth and collectability are critical to Bancorp’s profitability.  Significant decline in general economic conditions will negatively affect the financial results of Bancorp’s banking operations.

If Bancorp’s allowance for loan losses is not sufficient to cover actual loan losses, Bancorp’s earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment.  Accordingly, Bancorp may experience significant credit losses which could have a material adverse effect on operating results.  Management makes various assumptions and judgments about the collectability of Bancorp’s loan portfolio, including the creditworthiness of Bancorp’s borrowers and the value of real estate and other assets serving as collateral for repayment of many of Bancorp’s loans.  In determining the adequacy of the allowance for loan losses, management considers, among other factors, Bancorp’s loan loss experience and an evaluation of economic conditions.  Bancorp has continued to perform well facing a more challenging environment and has responded aggressively to work through loan problems; however, Bancorp will not remain immune from challenges that affect the economy as a whole. There has been a general weakening macroeconomic trend, particularly slumping housing market conditions and widespread signs of deteriorating credit quality.  If Bancorp’s assumptions prove to be incorrect, Bancorp’s current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in Bancorp’s loan portfolio.  Material additions to Bancorp’s allowance would materially decrease Bancorp’s net income.

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

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned ten branch properties at December 31, 2007 (two of which are located on leased land) and Bancorp owned three.  At that date, the Bank also leased fourteen branch facilities.  During the second half of 2007, the Bank opened a loan production office (LPO) in downtown Cincinnati, Ohio and in January 2008, the Bank converted the LPO to a full service branch in leased facilities.  Of the twenty-eight banking locations, twenty-five are located in the Louisville MSA, two are located in Indianapolis, Indiana MSA and one is located in Cincinnati, Ohio. See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2007, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2007, for information relating to legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2007) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bank
David P. Heintzman Age 48	Chairman, President and Chief Executive Officer

Kathy C. Thompson Age 46	Senior Executive Vice President and Director

Nancy B. Davis Age 52	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

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

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select under the ticker symbol SYBT.  Prior to July 2005, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2007, Bancorp had 1,285 shareholders of record, and approximately 2,700 non-objecting beneficial owners holding shares in nominee or “street” name.

	2007			2006
			Cash Dividends			Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$28.50	$24.09	$0.15	$25.16	$23.13	$0.13
Second	25.70	23.56	0.16	28.28	24.15	0.14
Third	29.31	22.92	0.16	30.03	25.55	0.15
Fourth	28.45	21.68	0.16	29.54	27.55	0.15

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	171,500	$26.43	171,500	80,524
November 1-November 30	130,624	23.29	130,624	499,900
December 1-December 31	109,300	23.63	109,300	390,600

Total	411,424	$24.69	411,424	390,600

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares.  In July 2007, the Directors expanded this plan by 550,000 shares.  In November 2007, the Directors expanded this plan again by 550,000 additional shares.  That plan’s expiration date is set for November 2008.  In November 2007, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan.  As of December 31, 2007, 390,600 shares remain to be purchased under the program.

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

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2002 and that all dividends were reinvested.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
S.Y. Bancorp, Inc.	100.00	112.55	134.21	142.12	170.64	149.67
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26
SNL Midwest Bank Index	100.00	128.00	144.44	139.18	160.87	125.39
SNL NASDAQ Bank Index	100.00	129.08	147.94	143.43	161.02	126.42

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2007	2006	2005	2004	2003

Net interest income	$53,777	$53,886	$49,235	$44,221	$42,748
Provision for loan losses	3,525	2,100	225	2,090	2,550
Net income	24,052	22,896	21,644	18,912	17,709

Per share data
Net income, basic	$1.70	$1.58	$1.48	$1.31	$1.25
Net income, diluted	1.67	1.55	1.46	1.27	1.21
Cash dividends declared	0.63	0.57	0.45	0.37	0.29
Book value	9.78	9.54	8.67	7.96	7.05
Market value	23.94	28.00	23.83	22.95	19.58

Average balances
Stockholders’ equity	$139,357	$131,971	$121,614	$109,414	$93,799
Assets	1,413,614	1,353,651	1,270,178	1,148,652	1,083,949
Federal Home Loan Bank advances	65,699	34,466	25,809	25,573	—
Long-term debt	93	10,458	20,769	20,799	20,829

Selected ratios
Return on average assets	1.70%	1.69%	1.70%	1.65%	1.63%
Return on average stockholders’ equity	17.26	17.35	17.80	17.28	18.88
Average stockholders’ equity to average assets	9.86	9.75	9.57	9.53	8.65
Net interest rate spread	3.48	3.76	3.79	3.82	3.86
Net interest rate margin, fully tax-equivalent	4.16	4.36	4.25	4.20	4.25
Non-performing loans to total loans	0.28	0.59	0.44	0.57	0.55
Non-performing assets to total assets	0.49	0.65	0.59	0.75	0.76
Net charge offs to average loans	0.20	0.18	0.07	0.15	0.29
Allowance for loan losses to average loans	1.16	1.12	1.19	1.37	1.38

Per share information has been adjusted to reflect 5% stock dividend effective May 2006 and 2-for-1 stock split effective September 2003.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2007, the Bank had twenty-five full service banking locations in the Louisville Metropolitan Statistical Area (MSA), two full service banking locations in Indianapolis, Indiana and a loan production office in Cincinnati, Ohio. In January 2008, the Cincinnati office moved into a permanent facility and converted to a full-service branch. The Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department, the brokerage department, and the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Overview of 2007

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2007, Bancorp completed its twentieth consecutive year of earnings per share increases.  This achievement was particularly significant in light of ongoing margin pressure and deteriorating economic conditions throughout the year, which have restrained loan growth and had a significant impact on the financial sector’s credit quality.

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

Bancorp’s loan portfolio increased 5% during 2007 to more than $1.2 billion for the first time, and this was the driving force for growth in interest income.  Increased loan volume helped to partially offset the increasing margin pressures the Bank has experienced.  The average rate earned on assets increased slightly in 2007, despite downward pressure both from the Federal Reserve and competitors, as the rates earned on loans held steady since the average prime rate moved up slightly from 2006.   Loan growth was funded by increased deposits and increased borrowings from the FHLB.  As rates paid on liabilities increased more sharply than rates earned on assets, net interest income and net interest margin both decreased on a year to year basis.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream. Non-interest income as a percentage of total revenues was over 36% in 2007 and continued to be key to earnings growth.  Stock Yards Trust Company maintained new business growth in 2007, and revenues increased accordingly. Also supporting the strong growth in total non-interest income were revenues from service charges on deposit accounts, bankcard transactions, brokerage activity, gains on sales of mortgage loans, bank owned life insurance and other various sources.

Also impacting 2007 net income, Bancorp:

•                  Increased the 2007 loan loss provision by $1,425,000 to $3,525,000 to address increasing risk in our portfolio related to prolonged economic weaknesses and the greater stress this places on borrowers.

•                  Accelerated its expansion activities with the addition of a second office in Indianapolis in late 2007 and hiring officers to open an office in Cincinnati in January 2008.

•                  Reduced its tax expense in 2007 for a correction to deferred tax liabilities of approximately $648,000 and adjusted other tax-related balances to reflect finalization of its most recently filed tax returns, which related to prior years.

•                  Experienced net interest margin erosion as the Federal Reserve Board lowered rates in the second half of 2007 and loans indexed to the prime rate repriced immediately down with the rate changes.

Challenges for 2008 will include continued net interest margin erosion, loan growth and credit quality.

•                  The Federal Reserve Board continued to lower rates into 2008.  Approximately 40% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes.  Deposit rates generally do not reprice as quickly.

•                  Competition from other financial institutions – both well established and newcomers – results in loan and deposit pricing pressures.

•                  To achieve our goals for 2008, net loan growth must exceed that of 2007. This will be impacted by competition and prevailing economic conditions.  While we believe there is significant opportunity for growth in the Louisville MSA, we know that our ability to deliver attractive growth over the long-term is linked to our success in new markets, including Indianapolis and Cincinnati.

•                  While the Bank has responded aggressively to work through loan problems as exhibited by year-end credit quality metrics, we are not immune from challenges that affect the economy as a whole.  We will continue to monitor it closely, but credit quality could be a challenge in the coming year.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $24,052,000 or $1.67 per share on a diluted basis for 2007 compared to $22,896,000 or $1.55 per share for 2006 and $21,644,000 or $1.46 per share for 2005.  Net income for 2007 was impacted by:

•                  A 0.2% decline in net interest income.

•                  A 67.9% increase in provision for loan losses.

•                  A 5.5% increase in non-interest income.

•                  A 0.2% decrease in non-interest expenses.

•                  A 9.6% decrease in income taxes.

•                  A 6.2 % repurchase of common stock.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, is total interest income less total interest expense.  Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities.  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets.  Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax-equivalent interest data.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2007	2006	2005	2007/2006 Change		2006/2005 Change

Net interest income, tax-equivalent basis	$54,854	$54,912	$50,131	(0.1)%		9.5%
Net interest spread	3.48%	3.76%	3.79%	(28	)bp	(3	)bp
Net interest margin	4.16%	4.36%	4.25%	(20	)bp	11	bp
Average earning assets	$1,317,963	$1,258,591	$1,178,922	4.7%		6.8%
Five year treasury bond at year end	3.45%	4.70%	4.36%	(125	)bp	34	bp
Average five year treasury bond	4.42%	4.75%	4.04%	(33	)bp	71	bp
Prime rate at year end	7.25%	8.25%	7.25%	(100	)bp	100	bp
Average prime rate	8.05%	7.96%	6.19%	9	bp	177	bp

bp = basis point = 1/100th of a percent

Prime rate and the five year treasury are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and reprice as the prime rate changes.  Most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $65 million or 6.0% in 2007; however, the competitive lending environment held average loan yields flat.  Average interest costs on interest bearing deposits increased 36 basis points reflecting strong competition for deposits as Bancorp grew average interest bearing deposits $20 million or 1.9%.  To supplement deposit growth, Bancorp increased its average borrowings from the FHLB by $31.2 million with average rates being lower than comparable certificate of deposit rates.

For 2008 management anticipates a declining prime rate and competitive pressures could further decrease the rate the Bank earns on loans. Similarly, contractual repricing coupled with ever increasing competition could increase the rates paid on deposit accounts. These factors would result in compression of net interest spread and margin.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2007 simulation analysis indicates that an increase in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income % Change

Increase 200 bp	0.56
Increase 100 bp	0.28
Decrease 100 bp	(0.24)
Decrease 200 bp	(0.50)

Based upon management’s assessment of interest rate sensitivity, Bancorp had no derivative financial instruments during fiscal years 2007 or 2006.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2007 and 2006 was impacted by volume increases and the higher average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2007/2006			2006/2005
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
(In thousands)	Net Change	Rate	Volume	Net Change	Rate	Volume

Interest income
Loans	$4,826	$54	$4,772	$13,796	$8,434	$5,362
Federal funds sold	(33)	88	(121)	462	288	174
Mortgage loans held for sale	(26)	(4)	(22)	(83)	57	(140)
Securities
Taxable	483	424	59	149	55	94
Tax-exempt	(210)	40	(250)	(210)	(15)	(195)
Total interest income	5,040	602	4,438	14,114	8,819	5,295

Interest expense
Deposits
Interest bearing demand deposits	(169)	9	(178)	329	599	(270)
Savings deposits	(106)	(78)	(28)	66	69	(3)
Money market deposits	1,918	701	1,217	2,392	1,914	478
Time deposits	2,254	2,017	237	5,667	3,350	2,317
Securities sold under agreements to repurchase and federal funds purchased	574	377	197	838	827	11
Other short-term borrowings	(174)	20	(194)	269	49	220
Federal Home Loan Bank advances	1,734	272	1,462	694	406	288
Long-term debt	(933)	(131)	(802)	(922)	5	(927)

Total interest expense	5,098	3,187	1,911	9,333	7,219	2,114

Net interest income	$(58)	$(2,585)	$2,527	$4,781	$1,600	$3,181

Bancorp’s net interest income decreased $58,000 for the year ended December 31, 2007 compared to the same period of 2006 while 2006 compared to 2005 saw a $4,781,000 increase.  Net interest income for the year 2007 compared to 2006 was positively impacted by an increase in loan volume and a slight increase in the average rate earned on assets and negatively impacted by an increase in deposit and other borrowing rates.  Loan growth accounted for $4,772,000 of the increase in interest income, which was somewhat offset by increased interest expense of $2,718,000 due to higher rates on money market and time deposits and $1,454,000 due to higher money market and time deposit volume.  Growth in FHLB borrowings accounted for $1,462,000 of the increase in interest expense and an increase in average FHLB rates also increased interest expense by $272,000.

For the year 2006 compared to 2005, average loan rates accounted for $8,434,000 of the increase in loan interest income, while growth generated an increase of $5,362,000 in interest income.  This increase was somewhat offset by volume in money market and time deposit growth, which increased interest expense by $2,795,000 and volume impacted interest expense by $5,264,000.

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

(Dollars in thousands)	2007	2006	2005

Provision for loan losses	$3,525	$2,100	$225
Allowance to loans at year end	1.12%	1.06%	1.14%
Allowance to average loans for year	1.16%	1.12%	1.19%

The provision for loan losses increased $1,425,000 during 2007 compared to 2006 in response to Bancorp’s assessment of inherent risk in the loan portfolio.  Non-performing loans for the year declined over 50% from $6,753,000 in 2006 to $3,370,000 in 2007.  The ratio of non-performing loans to total loans was 0.28% at December 31, 2007, down from 0.59% at December 31, 2006.  Net charge-offs totaled 0.20% of average loans at year-end 2007, up slightly from 0.18% at year-end 2006.  However, management believes these metrics do not yet reflect the effect of weakening macroeconomic trends, particularly the widespread effect of the slumping housing market conditions and other signs of deteriorating credit quality.  Management considered these factors as it increased the provision for loan losses in 2007 as well increasing allocations related to construction and development, real estate mortgage and consumer loan categories.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky and Indianapolis, Indiana metropolitan areas.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2007 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2007, 2006 and 2005. The table shows the dollar and percentage change from 2006 to 2007 and from 2005 to 2006. Below the table is a discussion of significant changes and trends.

				2007/2006		2006/2005
(Dollars in thousands)	2007	2006	2005	Change	%	Change	%

Non-interest income
Investment management and trust services	$12,886	$11,632	$10,813	$1,254	10.8%	$819	7.6%
Service charges on deposit accounts	8,758	8,791	8,426	(33)	(0.4)%	365	4.3%
Bankcard transaction revenue	2,359	2,028	1,704	331	16.3%	324	19.0%
Gains on sales of mortgage loans held for sale	1,164	1,270	1,391	(106)	(8.3)%	(121)	(8.7)%
Gains on sales of securities available for sale	—	—	—	—	—	—	—
Brokerage commissions and fees	1,929	1,973	2,055	(44)	(2.2)%	(82)	(4.0)%
Bank owned life insurance income	985	914	881	71	7.8%	33	3.7%
Other	2,165	2,074	2,092	91	4.4%	(18)	(0.9)%

	$30,246	$28,682	$27,362	$1,564	5.5%	$1,320	4.8%

Total non-interest income increased 5.5% for the year ended December 31, 2007 compared to the same period for 2006.  The largest component of non-interest income is investment management and trust services. This area of the Bank continues to grow through attraction of new business and customer retention. At

December 31, 2007 assets under management totaled $1.7 billion compared to $1.6 billion at December 31, 2006 and $1.4 billion as of December 31, 2005.  Because assets under management are expressed in terms of fair value, increases in market value of existing accounts during the last three years and the attraction of new business have both served to increase assets under management.  Growth in the department’s assets consisted primarily of personal trust accounts during both 2007 and 2006.  Some revenues of the investment management and trust department, most notably executor fees, are non-recurring in nature and the timing of these revenues corresponds with the administration of estates.  For 2007, 2006 and 2005 executor fees totaled approximately $1,024,000, $763,000 and $730,000, respectively.

Service charges on deposit accounts decreased $33,000 or 0.4%, for the year ended December 31, 2007 compared to the same period a year ago. The main factor that contributed to the decrease was lower non-sufficient fund fee activity in 2007.

Bankcard transaction revenue increased $331,000 or 16.3% in 2007 compared to 2006 and primarily represents income that the Bank derives from customers’ use of debit cards.  As the popularity of these cards has grown, there have been increases in the number of transactions by cardholders as customers recognize the convenience that the cards offer.

The Bank operates a mortgage banking company.  This division originates residential mortgage loans and sells the loans in the secondary market.  Interest rates on the loans sold are locked with the buyer and investor, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, as well as a program for low-income first time home buyers. Loans are made for both the purchase and refinancing of homes.  The mortgage banking company also offers home equity conversion mortgages or “reverse” mortgages designed by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give older homeowners a vehicle for turning equity in their homes to cash.  Interest rates on conventional mortgage loans directly impact the volume of business transacted by the mortgage banking division. Higher rates in 2006 and the majority of 2007, coupled with a less favorable economy in general, slowed loan volume.  Prior to August of 2007, virtually all loans originated by the mortgage banking company were sold in the secondary market with servicing rights released.  Beginning in 2007, the Bank began selling certain loans to Federal National Mortgage Association (FNMA) with servicing rights retained.

Brokerage commissions and fees earned primarily from stock, bond and mutual fund sales decreased slightly during 2007 as overall transaction volume was down compared to the prior year.  Turnover in brokerage positions throughout 2007 also negatively impacted income.  Bancorp continues to offer a full compliment of financial services to its customer base and feels that brokerage services are a key component of that strategy.

Income related to bank-owned life insurance (“BOLI”) increased during 2007.  BOLI generated income of $985,000 and $914,000 during 2007 and 2006, respectively.  This income helps offset the rising cost of employee benefits.

Other non-interest income increased slightly during 2007 compared to 2006 partly as a result of an increase in fees derived from business internet banking services.  Other non-interest income decreased slightly from 2006 compared to 2005 due to a variety of factors none of which are individually significant.

The following table provides a comparison of the components of non-interest expenses for 2007, 2006 and 2005. The table shows the dollar and percentage change from 2006 to 2007 and from 2005 to 2006. Below the table is a discussion of significant changes and trends.

				2007/2006		2006/2005
(Dollars in thousands)	2007	2006	2005	Change	%	Change	%

Non-interest expense
Salaries and employee benefits	$27,002	$26,406	$24,544	$596	2.3%	$1,862	7.6%
Net occupancy expense	3,722	3,480	3,444	242	7.0%	36	1.0%
Data processing expense	4,043	3,834	3,668	209	5.5%	166	4.5%
Furniture and equipment expense	1,148	1,152	1,191	(4)	(0.3)%	(39)	(3.3)%
Amortization and write-off of issuance costs of trust preferred securities	—	897	35	(897)	(100.0)%	862	2,462.9%
State bank taxes	1,155	1,298	1,562	(143)	(11.0)%	(264)	(16.9)%
Other	9,461	9,543	10,228	(82)	(0.9)%	(685)	(6.7)%

	$46,531	$46,610	$44,672	$(79)	(0.2)%	$1,938	4.3%

Salaries and benefits are the largest component of non-interest expenses and increased $596,000 or 2.3% for 2007 compared to 2006.  As a result of revised standard costs applied to the loan production process and an increased volume, the Bank’s deferred salaries associated with loan originations year-to-date 2007 exceeded those amounts in the same period last year.  This helped offset a rise in salaries and employee benefits expense related in part to the addition of staff associated with the development of a second office in the Indianapolis market and the Bank’s recent entry into the Cincinnati market.  The Bank’s employee levels increased slightly during 2007 compared to 2006.  At December 31, 2007, the Bank had 446 full-time equivalent employees compared to 437 at the same date in 2006 and 442 for 2005.  There are no obligations for post-retirement or post-employment benefits.

Additionally, Bancorp recognized $467,000 and $531,000 in stock option expense in 2007 and 2006 with the implementation of SFAS No. 123R compared to $34,000 in 2005 when Bancorp accelerated the vesting of all employees’ stock options.  By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years.  See Note 15 to Bancorp’s consolidated financial statements for further discussion of stock compensation.

Net occupancy expense has increased as the Bank has added banking centers.  The Bank opened three locations in 2007, one location in 2006 and no locations in 2005.  At December 31, 2007 the Bank had twenty-seven banking center locations including the main office.

Data processing expense rose as the Bank continues to update computer equipment and software to keep pace with technology advances. During 2007, the Bank placed a new mainframe computer and a new back-up system into service.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Amortization and the non-reoccurring write off of issuance costs of trust preferred securities in 2006 are related to subordinated debentures redeemed on July 1, 2006.  See Note 11 for further details.  These instruments bore an interest rate of 9.00% and were redeemed at par value.  Unamortized issuance costs related to these instruments of $879,000 were expensed at redemption.

State bank taxes in Kentucky are based primarily on average capital and deposit levels.  Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount to help reduce state bank tax in 2007 and 2006.  Bancorp used state historic tax credits of approximately $195,000 and $145,000 to help reduce state bank tax during 2007 and 2006.

Various other non-interest expenses decreased slightly for the year ended December 31, 2007 compared to the same period of 2006 by $82,000.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2007	2006	2005

Income tax expense	$9,915	$10,962	$10,056
Effective tax rate	29.2%	32.4%	31.7%

The reduced level of income tax expense reflected a correction to deferred tax liabilities of approximately $648,000 recorded in the fourth quarter of 2007 and adjustments to other tax-related balances to reflect finalization of the Company’s most recently filed tax returns and current tax statutes.  For the year, income tax expense declined $1,047,000 or 10% to $9,915,000 from $10,962,000 in 2006, reflecting the aforementioned correction and adjustments.  The increase in the effective tax rate in 2006 compared to 2005 was primarily due to decreasing proportion of municipal tax-exempt income and an increase in Indiana state income taxes due to growing operations in Indiana.  For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2007/2006		2006/2005
(Dollars in thousands)	2007	2006	2005	Change	%	Change	%

Average earning assets	$1,317,963	$1,258,591	$1,178,922	$59,372	4.7%	$79,669	6.8%
Average interest bearing liabilities	1,064,754	1,018,620	954,726	46,134	4.5%	63,894	6.7%
Average total assets	1,413,614	1,353,651	1,270,178	59,963	4.4%	83,473	6.6%
Total year end assets	1,482,219	1,426,321	1,330,438	55,898	3.9%	95,883	7.2%

The Bank has experienced steady growth in earning assets over the last several years primarily in the area of loans.  From 2007 to 2006, average loans increased 6.0%.  More specifically, period end commercial and industrial loans increased 12.7%, construction loans increased 8.5%, owner occupied commercial real estate increased 12.2% and consumer loans decreased 24.3%.  The Bank has targeted commercial and industrial loans as well as professional clientele as having attractive growth potential. Not only do these relationships afford loan growth, but they also bring opportunities to provide full-service financial relationships to the business customers as well as provide personal financial services to the business owners.  During 2006, average loans increased 7.7% with growth being primarily from commercial and industrial loans and construction loans.

The increase in average interest bearing liabilities from 2006 to 2007 occurred primarily in money market deposits and time deposits spurred by deposit promotions to support loan growth.  Total interest bearing accounts increased 2.5% and non-interest bearing accounts decreased 1.1%.  The average cost of the interest bearing deposits rose to 3.4%, a 36 basis point increase from 3.1% for 2006.  In addition, Bancorp continued to utilize fixed rate advances from the Federal Home Loan Bank during 2007 as they compared favorably to similar term time deposits.  Bancorp had an average of $65,699,000 in outstanding FHLB advances in 2007 compared to $34,466,000 and $25,809,000 in 2006 and 2005, respectively.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2007			Year 2006			Year 2005
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$18,212	$944	5.18%	$20,651	$977	4.73%	$16,057	$515	3.21%
Mortgage loans held for sale	3,372	225	6.67%	3,707	251	6.77%	5,902	334	5.66%
Securities
Taxable	105,785	4,675	4.42%	104,621	4,240	4.05%	102,509	4,126	4.03%
Tax-exempt	27,756	1,538	5.54%	32,283	1,748	5.41%	35,895	1,958	5.45%
FHLB stock	3,737	248	6.64%	3,485	200	5.74%	3,298	165	5.00%
Loans, net of unearned income	1,159,101	84,763	7.31%	1,093,844	79,937	7.31%	1,015,261	66,141	6.51%

Total earning assets	1,317,963	92,393	7.01%	1,258,591	87,353	6.94%	1,178,922	73,239	6.21%

Less allowance for loan losses	12,560			12,406			12,662
	1,305,403			1,246,185			1,166,260

Non-earning assets
Cash and due from banks	33,305			34,680			34,485
Premises and equipment	25,056			25,063			25,913
Accrued interest receivable and other assets	49,850			47,723			43,520

Total assets	$1,413,614			$1,353,651			$1,270,178

	Year 2007			Year 2006			Year 2005
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$208,575	$2,990	1.43%	$221,019	$3,159	1.43%	$242,769	$2,830	1.17%
Savings deposits	41,388	177	0.43%	46,382	283	0.61%	47,081	217	0.46%
Money market deposits	218,736	8,212	3.75%	185,152	6,294	3.40%	166,458	3,902	2.34%
Time deposits	442,036	20,014	4.53%	436,288	17,760	4.07%	371,700	12,093	3.25%
Securities sold under agreements to repurchase and federal funds purchased	86,248	2,869	3.33%	79,752	2,295	2.88%	79,170	1,457	1.84%
Other short-term borrowings	1,979	124	6.27%	5,103	298	5.84%	970	29	2.99%
FHLB advances	65,699	3,146	4.79%	34,466	1,412	4.10%	25,809	718	2.78%
Long-term debt	93	7	7.53%	10,458	940	8.99%	20,769	1,862	8.97%

Total interest bearing liabilities	1,064,754	37,539	3.53%	1,018,620	32,441	3.18%	954,726	23,108	2.42%

Non-interest bearing liabilities
Non-interest bearing demand deposits	170,748			172,640			169,971
Accrued interest payable and other liabilities	38,755			30,420			23,867

Total liabilities	1,274,257			1,221,680			1,148,564

Stockholders’ equity	139,357			131,971			121,614

Total liabilities and stockholders’ equity	$1,413,614			$1,353,651			$1,270,178

Net interest income		$54,854			$54,912			$50,131

Net interest spread			3.48%			3.76%			3.79%

Net interest margin			4.16%			4.36%			4.25%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,077,000, $1,026,000 and $896,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $453,000, $1,039,000 and $1,054,000 in 2007, 2006 and 2005, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2007	2006	2005

Securities available for sale
U.S. Treasury and other U.S. government-sponsored corporations	$119,819	$101,369	$105,188
Mortgage-backed securities	11,313	13,801	19,619
Obligations of states and political subdivisions	24,249	27,072	30,224
Other	9,097	3,453	1,919

	$164,478	$145,695	$156,950

Securities held to maturity
Mortgage-backed securities	$59	$89	$133
Obligations of states and political subdivisions	1,070	3,059	3,991

	$1,129	$3,148	$4,124

The maturity distribution and weighted average interest rates of securities at December 31, 2007, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and other U.S. government-sponsored corporations	$44,848	4.15%	$70,786	4.66%	$4,185	5.01%	$—	—
Mortgage-backed securities	—	—	3,134	4.07%	6,321	3.93%	1,858	5.67%
Obligations of states and political subdivisions	3,660	4.22%	10,438	5.41%	10,151	6.80%	—	—
Other	—	—	—	—	—	—	9,097	7.90%
	$48,508	4.15%	$84,358	4.73%	$20,657	5.56%	$10,955	7.52%

Securities held to maturity
Mortgage-backed securities	$—	—	$—	—	$26	6.48%	$33	6.44%
Obligations of states and political subdivisions	755	6.70%	315	6.86%	—	—	—	—
	$755	6.70%	$315	6.86%	$26	6.48%	$33	6.44%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2007		2006		2005		2004		2003

Commercial and industrial	$309,506		$274,599		$225,369		$215,755		$189,477
Construction and development	144,668		133,361		126,961		82,261		53,506
Real estate mortgage:
Commercial		(a)		(a)		(a)	336,382		299,654
Commercialinvestment	240,610		242,742		219,852			(a)		(a)
Owner occupiedcommercial	200,122		178,439		151,651			(a)		(a)
1-4 family residential	145,362		150,285		153,252		201,109		200,956
Home equity	136,962		136,893		140,287		116,053		99,184
Consumer	24,708		32,635		36,499		33,281		43,376
	$1,201,938		$1,148,954		$1,053,871		$984,841		$886,153

(a)          In 2006 the Company changed its methodology for disclosing the types of loans in its portfolio to provide more detailed information.  Loans secured by commercial real estate were divided into two categories; however, it was not feasible to obtain comparable amounts for these categories for 2003, 2004 and 2005.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2007, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$102,852	$135,821	$70,833	$309,506
Construction and development	65,408	63,754	15,506	144,668

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$91,589	$44,232
Due after five years	52,597	18,236

	$144,186	$62,468

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Non-accrual loans	$2,964	$5,900	$3,709	$4,944	$4,417
Loans past due 90 days or more and still accruing	406	853	891	696	433

Non-performing loans	3,370	6,753	4,600	5,640	4,850

Foreclosed real estate	3,831	2,466	3,226	3,284	3,633
Other foreclosed property	—	—	40	113	—

Non-performing assets	$7,201	$9,219	$7,866	$9,037	$8,483

Non-performing loans as a percentage of total loans	0.28%	0.59%	0.44%	0.57%	0.55%
Non-performing assets as a percentage of total assets	0.49%	0.65%	0.59%	0.75%	0.76%
Allowance for loan losses as a percentage of non-performing loans	399%	181%	262%	222%	243%

Non-performing loans as a percentage of total loans decreased 31 basis points compared to the prior year.  This decrease was partially the result of charging off one loan of $800,000 in 2007 that was included in the December 2006 non-accrual total.  The Bank works to aggressively respond to loan problems.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans was $55,000, $164,000, and $127,000 for 2007, 2006, and 2005, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $241,000, $554,000, and $382,000 for 2007, 2006, and 2005, respectively.

In addition to the non-performing loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These loans totaled approximately $4,028,000, $5,110,000, and $6,211,000 at December 31, 2007, 2006, and 2005, respectively. These loans are monitored by management and considered in determining the level of the allowance for loan losses.  Management has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 16 basis points from 2006 to 2007.  The decrease in non-performing assets as a percentage of total assets was the result of the decrease in non-performing loans.  Foreclosed real estate primarily consists of a residential subdivision development that has required several years for full disposition due to the nature of the property.  This asset is periodically evaluated for impairment and no impairment charges have been deemed necessary.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Management may partially charge a loan down to net realizable value.

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

In determining the allowance and related provision for loan losses, these principal elements are considered:

•                  Specific allocations are based upon probable losses on individually evaluated impaired loans.  These estimates are based primarily upon discounted collateral exposure, but other objective factors such as payment history and financial condition of the borrower or guarantor may be used as well.

•                  Allocations for individually significant loans not defined as impaired based on estimates needed for pools of loans with similar risk.

•                  Allocations for loans not reviewed are totaled by loan category and are assigned a loss allocation factor based upon the Bank’s historic net charge offs by loan type.

•                  Additional allowance allocations based on subjective factors not necessarily associated with a specific credit or loan category and represents management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends, portfolio concentrations, and changes in the size, mix and general terms of the loan portfolio.

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

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit and Loan Committees of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb probable inherent losses on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

	Year ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Average loans	$1,159,101	$1,093,844	$1,015,261	$913,502	$853,299

Balance of allowance for loan losses at beginning of year	$12,203	$12,035	$12,521	$11,798	$11,705
Loans charged off
Commercial and industrial	1,695	920	300	703	467
Construction and development	42	703	—	—	986
Real estate mortgage	547	298	241	583	690
Consumer	827	853	822	793	1,071

Total loans charged off	3,111	2,774	1,363	2,079	3,214

Recoveries of loans previously charged off
Commercial and industrial	242	59	207	236	115
Construction and development	—	23	—	—	—
Real estate mortgage	65	237	78	11	254
Consumer	526	523	367	465	388

Total recoveries	833	842	652	712	757

Net loans charged off	2,278	1,932	711	1,367	2,457
Additions to allowance charged to expense	3,525	2,100	225	2,090	2,550

Balance at end of year	$13,450	$12,203	$12,035	$12,521	$11,798

Ratio of net charge-offs during year to average loans	0.20%	0.18%	0.07%	0.15%	0.29%

The overall increase in charge-offs during 2007 can be attributed one large borrower in the commercial and industrial portfolio that involved fraudulent collateral.  The principal balance of this loan was specifically allocated to the allowance for loan losses and the Bank fully charged off the loan in the first quarter of 2007.  See “Provision for Loan Losses” for discussion of the provision for loan losses.The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2007	2006	2005	2004	2003

Commercial and industrial	$1,991	$2,385	$3,762	$4,366	$4,085
Construction and development	876	340	744	687	1,887
Real estate mortgage	3,421	2,851	2,712	2,500	1,598
Consumer	3,444	2,579	2,074	2,011	1,571
Unallocated	3,718	4,048	2,743	2,957	2,657

	$13,450	$12,203	$12,035	$12,521	$11,798

The changes in the allocation of the allowance from year to year in various categories are influenced by the level of net charge-offs in the respective categories and other factors including, but not limited to, an evaluation of the impact of current economic conditions and trends, risk allocations tied to specific loans or groups of loans and changes in qualitative allocations.  Management believes that the allocations for each loan category are reflective of the risk inherent in the portfolio.

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

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2007	2006	2005	2004	2003

Commercial and industrial	25.8%	23.9%	21.4%	21.9%	21.4%
Construction and development	12.0%	11.6%	12.0%	8.3%	6.0%
Real estate mortgage	48.7%	49.7%	49.8%	54.6%	56.5%
Consumer	13.5%	14.8%	16.8%	15.2%	16.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2007	2006	2005

Provision for loan losses to average loans	0.30%	0.20%	0.02%
Net charge-offs to average loans	0.20%	0.18%	0.07%
Allowance for loan losses to average loans	1.16%	1.12%	1.19%
Allowance for loan losses to year end loans	1.12%	1.06%	1.14%

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

	Years ended December 31
	2007		2006		2005
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$170,748	—	$172,640	—	$169,971	—
Interest bearing demand deposits	208,575	1.43%	221,019	1.43%	242,769	1.17%
Savings deposits	41,388	0.43%	46,382	0.61%	47,081	0.46%
Money market deposits	218,736	3.75%	185,152	3.40%	166,458	2.34%
Time deposits	442,036	4.53%	436,288	4.07%	371,700	3.25%

	$1,081,483		$1,061,481		$997,979

Maturities of time deposits of $100,000 or more outstanding at December 31, 2007, are summarized as follows:

(In thousands)	Amount

3 months or less	$34,489
Over 3 through 6 months	30,412
Over 6 through 12 months	58,114
Over 12 months	22,862

$145,877

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one to four days from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$81,205	2.79%	$84,313	2.87%	$79,886	2.17%
Average during year	83,775	3.27%	78,028	2.82%	78,360	1.83%
Maximum month end balance during year	95,295		84,313		87,987

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In June 2001, Bancorp issued $20 million in trust preferred securities to provide capital needed to support rapid growth.  Given the interest rate environment at the time and that Bancorp no longer needed the regulatory capital provided by these securities to remain well-capitalized; Bancorp redeemed the securities on July 1, 2006, at par.  Bancorp funded the redemption by borrowing $20 million on a line of credit from a correspondent bank.  During the third quarter of 2006, the Bank declared and paid a dividend of $20 million to Bancorp allowing Bancorp to pay off the $20 million line of credit.  The interest rate on the trust preferred securities was fixed at 9.00%.  The lower cost of funds had a positive impact in net interest spread and margin, which somewhat offset the rising cost of deposits.  See Note 11 for further information regarding subordinated debentures.

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

Bancorp’s Asset/Liability Committee is primarily comprised of senior management and has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of daily, weekly and monthly reports provided to management detail the following:  internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, and exposure to contingent draws on Bancorp’s liquidity.

The Bank has a number of sources of funds to meet liquidity needs on a daily basis. Our core deposit base, including consumer and commercial deposits, are a principal source of funds. The majority of these deposits come from long-term customers and is a stable source of liquidity. The Bank has no brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to certificates of deposit and uses the standby letters of credit to back certain Investment management and Trust deposits retained as deposits in the Bank.  At December 31, 2007, the amount of available credit from the FHLB totaled $10 million.  Bancorp’s ability to borrow from the FHLB has been reduced by the Bank’s use of fixed rate advances and standby letters of credit.  Bancorp is exploring avenues to expand its borrowing capacity with the FHLB by offering additional types of collateral. See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has federal funds purchased lines with correspondent banks totaling $58 million.  Additionally, Bancorp has a line of credit of $20 million with a correspondent bank.  Management believes it has the ability to establish additional lines of credit with outside banks at any time.  Bancorp can also borrow from the Federal Reserve Bank of St. Louis based upon its asset size.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 16 to Bancorp’s consolidated financial statements, as if January 1, of any year, the Bank may pay dividends up to the total of the Bank’s net income of the prior two years less any dividends paid for the same two years.  As a result of a $20 million dividend in 2006 to funds redemption of trust preferred securities, the Bank needed and obtained approval for its first quarter 2007 and 2008 dividends.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through

Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Bancorp derives most of its cash flow from the activities of the Bank.  Cash flow is provided primarily through the financing activities of the Bank which include raising deposits and the borrowing of funds from institutional sources such as advances from FHLB and fed funds purchased.  These funds are then primarily used to facilitate the investment activities of the Bank which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  A portion of the net income from the Bank is also used to pay dividends to shareholders.  For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2007 are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$341,190	$143,022	$69,899	$54,820	$73,449
Standby letters of credit	19,414	11,030	8,181	201	2

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Bank also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  See Note 8, Note 10, Note 11, Note 14 and Note 17 to Bancorp’s consolidated financial statements for further information on the time deposits, Federal Home Loan Bank advances, subordinated debentures and the defined benefit retirement plan.

The required payments under such commitments at December 31, 2007 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$10,233	$1,356	$2,081	$1,954	$4,842
Defined benefit retirement plan	4,737	174	327	247	3,989
Federal Home Loan Bank advances	90,000	20,000	50,000	20,000	—
Subordinated debentures	90	—	—	—	90
Time deposits	423,385	342,869	69,370	10,654	492

As of December 31, 2007, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods.  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above.  Further detail on the impact of income taxes is located in Note 7 of Bancorp’s consolidated financial statements.

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2007	2006	2005

Stockholders’ equity	$133,024	$137,444	$125,797
Dividends per share	$0.63	$0.57	$0.45
Tier 1 risk-based capital	9.82%	11.69%	13.44%
Total risk-based capital	10.82%	12.73%	14.56%
Leverage ratio	9.21%	10.16%	11.15%

The decrease in stockholders’ equity from 2006 to 2007 was primarily due to the acceleration of Bancorp’s stock repurchase activities and an increase in dividend payouts.  The Board of Directors of Bancorp first approved a share buyback plan in 1999 and in February 2005, July 2007 and November 2007, the Directors expanded this plan to provide additional shares for repurchase.  The plan’s expiration date is set for November 2008.  As of December 31, 2007 there remained 390,600 shares yet to be purchased under the program.  During 2007, the Company repurchased a total of 886,600 shares of common stock, or 6% of its outstanding shares as of January 1, 2007, at an average price of $25.20 per share.  These share repurchases helped leverage the Company’s earnings growth on a per share basis, adding approximately $0.04 per share for the year, not considering the opportunity costs on funds used for the buyback.  S.Y. Bancorp also increased its cash payout to stockholders during 2007, raising the annual dividend 10.5% to $0.63 per share, or an annual yield of 2.7% when annualizing the fourth quarter dividend rate and considering the year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The decline in capital ratios from 2006 to 2007 resulted largely from the stock repurchase activities.  Note 19 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income (loss) was $83,000 and $(1,013,000) at December 31, 2007 and 2006, respectively. The $1,096,000 change is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2007 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2007	2006	2005

Return on average assets	1.70%	1.69%	1.70%
Return on average stockholders’ equity	17.26%	17.35%	17.80%
Dividend pay out ratio, based on basic EPS	37.06%	36.00%	30.13%
Average stockholders’ equity to average assets	9.86%	9.75%	9.57%

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by Generally Accepted Accounting Principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FASB Statement No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FASB Statement No. 157 are effective for fiscal years beginning after November 15, 2007.  On December 14, 2007, the FASB issued proposed FASB Staff Position 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This proposed staff position partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008.  The adoption of FASB Statement No. 157 in 2008 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosure about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements” and No. 107, “Disclosures about Fair Value of Financial Instruments”.  This Statement is effective for fiscal years beginning after November 15, 2007.  The adoption of FASB No. 159 in 2008 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on Bancorp’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income – years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity – years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income – years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$38,907	$44,007
Federal funds sold	422	15,671
Mortgage loans held for sale	4,771	4,035
Securities available for sale (amortized cost $163,927 in 2007 and $146,859 in 2006)	164,478	145,695
Securities held to maturity (fair value $1,128 in 2007 and $3,159 in 2006)	1,129	3,148
Federal Home Loan Bank stock	3,931	3,591
Loans	1,201,938	1,148,954
Less allowance for loan losses	13,450	12,203
Net loans	1,188,488	1,136,751
Premises and equipment	27,195	24,823
Bank owned life insurance	23,122	22,137
Accrued interest receivable	6,516	6,917
Other assets	23,260	19,546

Total assets	$1,482,219	$1,426,321

Liabilities
Deposits
Non-interest bearing	$170,477	$179,657
Interest bearing	936,230	923,585
Total deposits	1,106,707	1,103,242

Securities sold under agreements to repurchase and federal funds purchased	108,699	84,313
Other short-term borrowings	10,665	734
Accrued interest payable	1,092	829
Other liabilities	31,942	39,639
Federal Home Loan Bank advances	90,000	60,000
Subordinated debentures	90	120

Total liabilities	1,349,195	1,288,877

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,599,563 shares in 2007 and 14,400,420 shares in 2006	6,214	8,878
Additional paid-in capital	9,821	27,703
Retained earnings	116,906	101,876
Accumulated other comprehensive income (loss)	83	(1,013)

Total stockholders’ equity	133,024	137,444

Total liabilities and stockholders’ equity	$1,482,219	$1,426,321

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Interest income
Loans	$84,149	$79,437	$65,835
Federal funds sold	944	977	515
Mortgage loans held for sale	225	251	334
Securities
Taxable	4,923	4,440	4,291
Tax-exempt	1,075	1,222	1,368

Total interest income	91,316	86,327	72,343

Interest expense
Deposits	31,393	27,496	19,042
Securities sold under agreements to repurchase and federal funds purchased	2,869	2,295	1,457
Other short-term borrowings	124	298	29
Federal Home Loan Bank advances	3,146	1,412	718
Subordinated debentures	7	940	1,862

Total interest expense	37,539	32,441	23,108
Net interest income	53,777	53,886	49,235

Provision for loan losses	3,525	2,100	225
Net interest income after provision for loan losses	50,252	51,786	49,010

Non-interest income
Investment management and trust services	12,886	11,632	10,813
Service charges on deposit accounts	8,758	8,791	8,426
Bankcard transaction revenue	2,359	2,028	1,704
Gains on sales of mortgage loans held for sale	1,164	1,270	1,391
Gains on sales of securities available for sale	—	—	—
Brokerage commissions and fees	1,929	1,973	2,055
Bank owned life insurance income	985	914	881
Other	2,165	2,074	2,092
Total non-interest income	30,246	28,682	27,362

Non-interest expense
Salaries and employee benefits	27,002	26,406	24,544
Net occupancy expense	3,722	3,480	3,444
Data processing expense	4,043	3,834	3,668
Furniture and equipment expense	1,148	1,152	1,191
Amortization and write-off of issuance costs of trust preferred securities	—	897	35
State bank taxes	1,155	1,298	1,562
Other	9,461	9,543	10,228

Total non-interest expense	46,531	46,610	44,672

Income before income taxes	33,967	33,858	31,700
Income tax expense	9,915	10,962	10,056
Net income	$24,052	$22,896	$21,644
Net income per share, basic	$1.70	$1.58	$1.48
Net income per share, diluted	$1.67	$1.55	$1.46

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2007
	Common Stock		Additional		Accumulated Other
(In thousands, except per share data)	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balance December 31, 2004	13,949	$7,373	$18,684	$90,170	$420	$116,647

Net income	—	—	—	21,644	—	21,644
Change in other comprehensive loss, net of tax	—	—	—	—	(1,617)	(1,617)
Non-cash compensation expense from vesting of stock options, net of tax	—	—	34	—	—	34
Shares issued for stock options exercised and employee benefit plans	101	337	772	—	—	1,109
Cash dividends, $0.45 per share	—	—	—	(6,524)	—	(6,524)
Shares repurchased	(234)	(779)	(4,717)	—	—	(5,496)

Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797

Net income	—	—	—	22,896	—	22,896
Change in other comprehensive income, net of tax	—	—	—	—	184	184
Stock compensation expense	—	—	531	—	—	531
5% stock dividend	690	2,301	15,694	(17,995)	—	—
Shares issued for stock options exercised and employee benefit plans	101	321	1,301	—	—	1,622
Cash dividends, $0.57 per share	—	—	—	(8,315)	—	(8,315)
Shares repurchased	(207)	(675)	(4,596)	—	—	(5,271)

Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444

Net income	—	—	—	24,052	—	24,052
Change in other comprehensive income, net of tax	—	—	—	—	1,096	1,096
Stock compensation expense	—	—	467	—	—	467
Shares issued for stock options exercised and employee benefit plans	82	277	969	—	—	1,246
Shares issued for non-vested restricted stock	4	14	96	(110)	—	—
Cash dividends, $0.63 per share	—	—	—	(8,912)	—	(8,912)
Shares repurchased	(886)	(2,955)	(19,414)	—	—	(22,369)

Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In thousands)	2007	2006	2005

Net income	$24,052	$22,896	$21,644

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of tax of $601, $92, and $(899), respectively)	1,114	165	(1,669)
Minimum pension liability adjustment (net of tax of $(9), $10, and $28, respectively)	(18)	19	52

Other comprehensive income (loss)	1,096	184	(1,617)

Comprehensive income	$25,148	$23,080	$20,027

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2007	2006	2005

Operating activities
Net income	$24,052	$22,896	$21,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,525	2,100	225
Depreciation, amortization and accretion, net	2,496	2,981	3,257
Amortization and write-off of debt issuance costs	—	897	35
Provision for deferred income taxes (benefit)	(1,548)	(37)	(56)
Gains on sales of securities available for sale	—	—	—
Gains on sales of mortgage loans held for sale	(1,164)	(1,270)	(1,391)
Loss on the disposal of equipment	15	56	115
Loss (gain) on the sale of other real estate	67	(62)	43
Increase in value of bank owned life insurance	(985)	(914)	(881)
Origination of mortgage loans held for sale	(90,474)	(80,563)	(115,962)
Proceeds from sales of mortgage loans held for sale	90,902	85,242	115,437
Non cash compensation expense from early vesting of stock options, net of tax	—	—	34
Stock compensation expense	467	531	—
Income tax benefit of stock options exercised	—	—	260
Excess tax benefit from share-based compensation arrangements	(53)	(83)	—
Increase in accrued interest receivable and other assets	(2,550)	(4,851)	(3,283)
(Decrease) increase in accrued interest payable and other liabilities	(7,423)	9,728	9,371
Net cash provided by operating activities	17,327	36,651	28,848

Investing activities
Purchases of securities available for sale	(98,202)	(65,348)	(84,062)
Proceeds from sales of securities available for sale	—	—	—
Proceeds from maturities of securities available for sale	80,802	76,653	50,497
Proceeds from maturities of securities held to maturity	2,015	972	1,164
Net increase in loans	(61,253)	(95,945)	(70,963)
Purchases of premises and equipment	(4,887)	(2,749)	(2,257)
Proceeds from the sale of premises and equipment	—	138	—
Proceeds from sales of other real estate	6,090	2,603	1,363
Net cash used in investing activities	(75,435)	(83,676)	(104,258)

Financing activities
Net increase in deposits	3,465	71,885	81,274
Net increase in securities sold under agreements to repurchase and federal funds purchased	24,386	4,427	6,602
Net increase (decrease) in other short-term borrowings	9,931	(1,405)	963
Repayments of subordinated debentures	(30)	(20,649)	(30)
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	40,000	30,000	20,000
Issuance of common stock for options and employee benefit plans	1,193	1,539	851
Excess tax benefits from share-based compensation arrangements	53	83	—
Common stock repurchases	(22,369)	(5,271)	(5,496)
Cash dividends paid	(8,870)	(7,945)	(6,262)
Net cash provided by financing activities	37,759	62,664	87,902

Net (decrease) increase in cash and cash equivalents	(20,349)	15,639	12,492

Cash and cash equivalents at beginning of year	59,678	44,039	31,547

Cash and cash equivalents at end of year	$39,329	$59,678	$44,039
Supplemental cash flow information:
Income tax payments	$10,275	$9,645	$10,305
Cash paid for interest	37,376	32,189	22,891
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$5,991	$1,070	$1,222

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2007 presentation.

The Bank is engaged in commercial banking services and trust and investment management services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  A secondary market is Indianapolis, Indiana where the Bank has two full service branches.  During the second half of 2007 the Bank expanded to downtown Cincinnati, Ohio by opening a LPO and then converted the LPO to a full-service branch during the first quarter of 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and Federal funds sold as segregated in the accompanying consolidated balance sheets.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value on an individual loan basis. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.  Prior to August of 2007, virtually all loans originated by the mortgage banking company were sold in the secondary market with servicing rights released.  Beginning in 2007, the Bank began selling certain loans to FNMA with servicing rights retained.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.

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

Other Assets

Bank-owned life insurance is carried at net realizable value, which considers any applicable surrender charges.  Also, the Bank maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.  See Note 14.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset.  Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense.  At December 31, 2007 and 2006, other real estate owned totaled $3,831,000 and $2,466,000, respectively.

The amount of goodwill is measured and evaluated annually for potential impairment.  No impairment charges have been deemed necessary or recorded life-to-date.

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp.  These agreements are used in conjunction with corporate sweep accounts.  Because the Bank may not pay interest to corporate depositors, this sweep arrangement allows excess deposit balances to be automatically transferred into a repurchase agreement account where the funds earn interest.

Repurchased Shares of Common Stock

The repurchase of Bancorp’s common stock is recorded at cost, and repurchased shares return to the status of authorized, but unissued.  Amounts recorded in common stock are based on the stated value of the shares, as there is no par value.  Residual amounts are recorded in additional paid in capital.

Income Taxes

Effective January 1, 2007, Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2007, the amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

Net Income Per Share

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  As applicable, earnings per share amounts have been adjusted to reflect the May 2006 5% stock dividend.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-seven full service banking locations as of December 31, 2007.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, brokerage activities, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

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

See Footnote 15 for further information on stock-based compensation.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $838,000 and $12,670,000 at December 31, 2007 and 2006, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

	Amortized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Treasury and other U.S. government-sponsored corporations	$119,529	$500	$210	$119,819
Mortgage-backed securities	11,420	44	151	11,313
Obligations of states and political subdivisions	23,794	550	95	24,249
Other	9,184	—	87	9,097

	$163,927	$1,094	$543	$164,478

December 31, 2006
U.S. Treasury and other U.S. government-sponsored corporations	$102,648	$29	$1,308	$101,369
Mortgage-backed securities	14,131	61	391	13,801
Obligations of states and political subdivisions	26,830	541	299	27,072
Other	3,250	203	—	3,453

	$146,859	$834	$1,998	$145,695

Other consists of preferred securities of other bank holding companies and a domestic private investment fund.

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

	Amortized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2007
Mortgage-backed securities	$59	$2	$—	$61
Obligations of states and political subdivisions	1,070	—	3	1,067

	$1,129	$2	$3	$1,128

December 31, 2006
Mortgage-backed securities	$89	$2	$1	$90
Obligations of states and political subdivisions	3,059	10	—	3,069

	$3,148	$12	$1	$3,159

A summary securities as of December 31, 2007 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities
	Amortized	Approximate	Held to Maturity
(In thousands)	Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$48,537	$48,509	$755	$756
Due after one year through five years	84,039	84,358	315	312
Due after five year through ten years	20,345	20,657	26	27
Due after ten years	11,006	10,954	33	33

	$163,927	$164,478	$1,129	$1,128

Securities with a carrying value of approximately $108,610,000 at December 31, 2007 and $103,666,000 at December 31, 2006 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2007 and 2006, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2007
U.S. Treasury and other U.S. government-sponsored corporations	$2,269	$—	$32,549	$210	$34,818	$210
Mortgage-backed securities	—	—	10,188	151	10,188	151
Obligations of states and political subdivisions	—	—	7,979	95	7,979	95
Other	3,162	87	—	—	3,162	87

Total temporarily impaired securities	$5,431	$87	$50,716	$456	$56,147	$543

December 31, 2006
U.S. Treasury and other U.S. government-sponsored corporations	$5,522	$65	$63,143	$1,243	$68,665	$1,308
Mortgage-backed securities	—	—	12,624	391	12,624	391
Obligations of states and political subdivisions	318	1	9,430	298	9,748	299

Total temporarily impaired securities	$5,840	$66	$85,197	$1,932	$91,037	$1,998

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  These investments consist of 52 and 69 separate investment positions as of December 31, 2007 and 2006 that are not considered other-than-temporarily impaired.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2007	2006

Commercial and industrial	$309,506	$274,599
Construction and development	144,668	133,361
Real estate mortgage:
Commercial investment	240,610	242,742
Owner occupied commercial	200,122	178,439
1-4 family residential	145,362	150,285
Home equity	136,962	136,893
Consumer	24,708	32,635

	$1,201,938	$1,148,954

Loan balances include net deferred loan fees of $162,000 at December 31, 2007 and $983,000 at December 31, 2006. The Bank’s credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompasses Louisville, Kentucky and surrounding communities including southern Indiana along with Indianapolis, Indiana and Cincinnati, Ohio.

Information about impaired loans follows:

	December 31,
(In thousands)	2007	2006

Principal balance of impaired loans	$2,964	$5,900
Impaired loans with a valuation allowance	1,857	3,547
Amount of valuation allowance	717	989
Impaired loans with no valuation allowance	1,107	2,353
Average balance of impaired loans for year	4,120	5,290

Interest income on impaired or non-accrual loans (cash basis) was $55,000, $164,000 and $127,000 in 2007, 2006, and 2005, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $241,000, $554,000 and $382,000 in 2007, 2006 and 2005, respectively.

Non-performing loans include the balance of impaired loans plus any loans over ninety days past due and still accruing interest.  Loans past due more than ninety days or more and still accruing interest amounted to $406,000 in 2007 and $853,000 in 2006.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.  Included in new loans and repayments are advances and repayments on lines of credit.

Loans to directors and executive officers	Year Ended December 31,
(in thousands)	2007	2006

Balance as of January 1	$8,007	$6,246
New loans	47,299	44,170
Repayments	49,497	42,409

Balance as of December 31	$5,809	$8,007

Deposit balances of directors and executive officers as of December 31	$1,810	$1,611

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Balance at January 1	$12,203	$12,035	$12,521
Provision for loan losses	3,525	2,100	225

Loans charged off	(3,111)	(2,774)	(1,363)
Recoveries	833	842	652
Net loan charge-offs	(2,278)	(1,932)	(711)

Balance at December 31	$13,450	$12,203	$12,035

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2007	2006

Land	$4,586	$4,586
Buildings and improvements	24,519	21,518
Furniture and equipment	16,428	16,866
Construction in progress	886	1,083

	46,419	44,053

Accumulated depreciation and amortization	(19,224)	(19,230)

	$27,195	$24,823

Depreciation expense related to premises and equipment was $2,500,000 in 2007, $2,914,000 in 2006 and $3,221,000 in 2005.

(6) Other Assets

A summary of the major components of other assets follows:

	December 31,
(In thousands)	2007	2006

Cash surrender value of life insurance other than BOLI	$7,120	$3,507
Other real estate owned and other foreclosed property	3,831	2,466
Net deferred tax asset	5,379	4,423
Goodwill	682	682
Tax credit investments	1,831	3,002
Other	4,417	5,466

	$23,260	$19,546

(7) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Expense (benefit) applicable to operations:
Current	$11,463	$10,999	$10,112
Deferred	(1,548)	(37)	(56)

Total applicable to operations	9,915	10,962	10,056

Charged (credited) to stockholders’ equity:
Unrealized gain (loss) on securities available for sale	601	92	(899)
Stock options exercised	(53)	(83)	(260)
Minimum pension liability adjustment	(9)	10	28

	$10,454	$10,981	$8,925

An analysis of the difference between the federal statutory rate of 35% and effective tax rates follows:

	Year Ended December 31,
	2007	2006	2005

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.3)%	(2.5)%	(2.3)%
Tax credits	(2.9)%	(0.8)%	(0.5)%
Cash surrender value of life insurance	(1.6)%	(1.2)%	(1.4)%
Other, net	1.0%	1.9%	0.9%

	29.2%	32.4%	31.7%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$4,827	$4,220
Deferred compensation	2,118	1,804
Other	189	174

Total deferred tax assets	7,134	6,198

Deferred tax liabilities
Securities	1,041	262
Property and equipment	481	597
Tax credits	—	648
Other	233	268

Total deferred tax liabilities	1,755	1,775

Net deferred tax asset	$5,379	$4,423

No valuation allowance for deferred tax assets was recorded as of December 31, 2007 and 2006 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

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

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, the amount accrued for the potential payment of interest and penalties was $31,000 and at December 31, 2007 that amount was $20,000.  Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance as of January 1, 2007	$311
Lapse of statute	(81)
Balance of December 31, 2007	$230

Recognition of the tax benefits increased net income, resulting in a decrease in the effective tax rate.

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2007	2006

Interest bearing demand	$208,327	$218,869
Savings	38,758	42,036
Money market	265,760	199,904
Time deposits greater than $100	145,877	161,735
Other time deposits	277,508	301,041

	$936,230	$923,585

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $6,904,000, $6,276,000, and $3,915,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(In thousands)

2008	$342,869
2009	50,037
2010	19,333
2011	4,989
2012	5,665
Thereafter	492

$423,385

(9) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services.  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006

Average balance during the year	$83,775	$78,028
Average interest rate during the year	3.27%	2.82%
Maximum month-end balance during the year	$95,295	$84,313

Also, Bancorp has a $20,000,000 line of credit with a local correspondent bank.  As of December 31, 2007, the outstanding balance of this line was $8,900,000.  The line matures on July 3, 2008 and interest is paid quarterly at a rate of prime minus 190 basis points.

(10) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to an additional $10 million, as of December 31, 2007, under terms to be established at the time of the advance.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.  The Bank had outstanding borrowings of $90,000,000, at December 31, 2007, via four separate advances. The first two are fixed rate, non-callable advances of $20,000,000 and $30,000,000.  The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB after 12 months, in December of 2008, and then quarterly going forward until its maximum maturity in December of 2010.  The fourth advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB after 12 months, in May of 2008, and then quarterly going forward until its maximum maturity in May of 2012.  The Bank had three fixed rate non-callable advances under this agreement totaling $60,000,000 as of December 31, 2006.  The Bank views the borrowings as a low cost alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates:

	December 31, 2007		December 31, 2006
(In thousands)	Advance	Rate	Advance	Rate

2007	$—	—	$10,000	2.73%
2008	20,000	4.83%	20,000	4.83%
2009	30,000	5.02%	30,000	5.02%
2010	20,000	3.69%	—	—
2011	—	—	—	—
2012	20,000	4.58%	—	—

	$90,000	4.58%	$60,000	4.58%

The Bank also has a standby letter of credit from the FHLB for $35 million outstanding at December 31, 2007.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

The Bank had subordinated debentures outstanding amounting to $90,000 at December 31, 2007 and $120,000 at December 31, 2006.  Interest due on these debentures is at a variable rate and for 2007 and 2006 was 7.25% and 6.25%, respectively.  While the debentures mature in 2049, the owner may redeem the debentures at any time.

(12) Preferred Stock

At Bancorp’s 2003 Annual Meeting of Shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2007.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2007	2006	2005

Net income, basic and diluted	$24,052	$22,896	$21,644

Average shares outstanding for basic EPS calculation	14,168	14,462	14,583
Effect of dilutive securities	221	279	238

Average shares outstanding including dilutive securities	14,389	14,741	14,821

Net income per share, basic	$1.70	$1.58	$1.48

Net income per share, diluted	$1.67	$1.55	$1.46

In April 2006, Bancorp declared a 5% stock dividend payable in May 2006.  Share and per share information has been adjusted as appropriate for this dividend.

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Expenses of the plan for 2007, 2006, and 2005 were $1,224,000, $929,000, and $933,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2007 and 2006, the KSOP held 369,392 and 388,599, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed $60,000 and $190,000 to the senior officers’ plan in 2007 and 2006.  There were no contributions to this plan in 2005.  At December 31, 2007 and 2006, the amounts included in other liabilities in the consolidated financial statements for this plan were $2,072,000 and $1,808,000.  The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2007 and 2006, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1,993,000 and $2,055,000, respectively.  A discount rate of 5.75% was used in 2007 and 2006 in determining the actuarial present value of the projected benefit obligation.  The Bank funds retirement benefits for both non-qualified plans as they are disbursed and maintains life insurance policies on certain current and former executives, the proceeds from for which will help offset the cost of benefits.  Under FASB No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans” the liability for the Bank’s plan met the benefit obligation as of December 31, 2007 and 2006.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	December 31,
(Dollars in thousands)	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	110	113
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net losses	24	26

Net periodic benefit cost	$134	$139

The following table sets forth the plan’s benefit obligations and funded status at December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Pension benefits
Benefit obligation at December 31	$1,993	$2,055
Fair value of plan assets at December 31	—	—

Funded status	(1,993)	(2,055)

Liability accrued in the consolidated financial statements	$1,993	$2,055

The following table sets forth additional information concerning the plan as of December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Pension benefits
Benefit cost	$134	$139
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	174	174

The benefits expected to be paid in each year from 2008 to 2012 are $174,000, $174,000, $153,000, $124,000 and $123,000, respectively.  The aggregate benefits expected to be paid beyond 2012 are $3,989,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2007.

There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of December 31, 2007, there were 401,090 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Under both plans options granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. All outstanding options were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.  Restricted shares granted to executive officers are subject to a three-year vesting schedule.  Certain other officers received grants vesting over two to five years.

As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated income statement, stock-based compensation expense of $467,000 and $531,000 before income taxes and a deferred tax benefit of $163,000 and $186,000 resulting in a reduction of net income of $304,000 and $345,000, or $0.02 per basic and diluted shares for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007 Bancorp has $1,021,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4 years, the weighted-average remaining life of the stock options and $84,000 of unrecognized stock-based compensation expense that will be recorded over the next 2.25 years, the weighted average remaining life of the restricted shares.  Bancorp received cash of $1,193,000 and $1,539,000 from the exercise of options during 2007 and 2006, respectively.

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

Had 2005 compensation cost for Bancorp’s stock-based compensation plan been determined using the fair value method as described in SFAS No. 123, Bancorp’s net income and earnings per share for the year ended December 31, 2005 would have approximated the pro forma amounts indicated as follows:

(In thousands, except per share data)	2005

Net income, as reported	$21,644
Plus non-cash compensation expense recorded	34
Less stock-based compensation expense determined under fair value method	1,439

Pro forma net income	$20,239

Basic EPS:
As reported	$1.48
Pro forma	1.39
Diluted EPS:
As reported	1.46
Pro forma	1.37

Under SFAS No. 123, Bancorp recognized actual forfeitures as they occurred within the above pro forma income calculation.  Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date. These forfeiture estimates are based on historical experience.

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in option valuations:

	2007	2006	2005

Assumptions Used in Option Valuation
Dividend yield	1.81%	1.63%	1.56%
Expected volatility	14.49%	16.53%	16.60%
Risk free interest rate	4.69%	4.42%	4.13%
Forfeitures	5.55%	5.69%	—
Expected life of options (in years)	7.7	7.7	7.0

The expected life of options is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of 7.7 years for options granted during 2007 and 2006.

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

Activity with respect to outstanding options follows:

						Weighted
						Average
			Weighted		Weighted	Remaining
			Average	Aggregate	Average	Contractual
		Exercise	Exercise	Intrinsic	Fair	Life in
(In thousands, except per share data)	Options	Price	Price	Value	Value	Years

At December 31, 2006
Vested and exercisable	818	$6.90-$24.07	$17.13	$14,009	$3.64
Unvested	139	18.05-24.07	23.89	3,322	5.76
Total outstanding	957	6.90-24.07	18.12	17,331	3.95

Granted	153	24.02-26.83	26.81	4,098	6.14
Exercised	(82)	6.90-24.07	14.29	(1,172)	2.88
Forfeited	(12)	20.95-26.83	24.89	(299)	5.89

At December 31, 2007
Vested and exercisable	800	9.76-26.83	18.10	14,485	3.90	5.13
Unvested	216	18.05-26.83	25.42	5,473	5.96	8.59
Total outstanding	1,016	9.76-26.83	19.65	$19,958	4.34	5.86

Vested during the year	67	18.05-26.83	25.41	$1,707	5.94

The intrinsic value of stock options exercised in 2007, 2006 and 2005 was $928,000, $953,000 and $1,532,000, respectively.  The intrinsic value of stock options exercised was based on the closing price of Bancorp’s common shares on the date of exercise.

The weighted average fair values of options granted in 2007, 2006 and 2005 were $6.14, $5.81 and $5.13, respectively.

The Board of Directors of Bancorp accelerated the vesting of all unvested employee stock options outstanding on December 31, 2005.  Accordingly, Bancorp recognized $34,000 of compensation expense in the fourth quarter of 2005 based on an estimate of costs of those awards that would have expired unexercisable pursuant to original terms using a forfeiture rate based on historical experience.  By vesting these stock options early, Bancorp avoided recognizing approximately $1,000,000 in expense over what would have been future vesting periods of one to four years.

Options outstanding at December 31, 2007 were as follows:

(In thousands, except per share data)
Option price per share	Expiration	Number of options outstanding	Options exercisable	Weighted average exercise price of options outstanding

$9.76	2008	10	10	$9.76
11.40	2009	46	46	11.40
9.82-10.00	2010	141	141	9.90
16.00	2011	116	116	16.00
18.62	2012	107	107	18.62
18.05-20.17	2013	111	110	20.13
20.25-22.81	2014	155	153	22.68
20.70-20.90	2015	2	1	20.83
24.07	2016	180	80	24.07
24.02-26.83	2017	148	36	26.81

		1,016	800	$19.65

(16) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the total of the Bank’s net income of the prior two years less any dividends paid for the same two years.  As a result of a $20 million dividend in 2006 to fund redemption of trust preferred securities, the Bank needed and obtained approval for its first quarter 2007 and 2008 dividends.

(17) Commitments and Contingent Liabilities

As of December 31, 2007, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $360,604,000, including standby letters of credit of $19,414,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2007, no amounts have been recorded in the consolidated financial statements relating to these instruments.

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

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are $1,356,000 in 2008; $1,067,000 in 2009; $1,014,000 in 2010; $994,000 in 2011; $960,000 in 2012 and $4,842,000 in the aggregate thereafter.  Rent expense, net of sublease income, was $1,422,000 in 2007, $1,361,000 in 2006, and $1,290,000 in 2005.

Also, as of December 31, 2007, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$39,329	$39,329	$59,678	$59,678
Mortgage loans held for sale	4,771	4,822	4,035	4,064
Securities	165,607	165,606	148,843	148,854
Federal Home Loan Bank stock	3,931	3,931	3,591	3,591
Loans, net	1,188,488	1,173,385	1,136,751	1,124,651
Accrued interest receivable	6,516	6,516	6,917	6,917

Financial liabilities
Deposits	$1,106,707	$1,111,638	$1,103,242	$1,103,242
Short-term borrowings	119,364	119,364	85,047	85,047
Long-term borrowings	90,090	91,090	60,120	59,894
Accrued interest payable	1,092	1,092	829	829

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(291)	—	(256)

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

(19) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2007.

As of December 2007 and 2006, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2007 and 2006 follows:

December 31, 2007	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$145,799	10.82%	$107,774	8.00%	$134,718	10.00%
Bank	146,157	10.91%	107,212	8.00%	134,015	10.00%

Tier I risk-based capital (1)
Consolidated	132,259	9.82%	53,887	4.00%	80,831	6.00%
Bank	132,617	9.90%	46,785	4.00%	80,409	6.00%

Leverage (2)
Consolidated	$132,259	9.21%	$43,090	3.00%	$71,816	5.00%
Bank	132,617	9.31%	41,255	3.00%	68,759	5.00%

December 31, 2006	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$150,099	11.77%	$102,002	8.00%	$127,502	10.00%
Bank	136,245	10.75%	101,438	8.00%	126,797	10.00%

Tier I risk-based capital (1)
Consolidated	137,776	10.81%	51,001	4.00%	76,501	6.00%
Bank	123,922	9.77%	50,719	4.00%	76,078	6.00%

Leverage (2)
Consolidated	$137,776	10.18%	$40,589	3.00%	$67,648	5.00%
Bank	123,922	9.01%	41,255	3.00%	68,759	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

(20) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2007	2006

Assets
Cash on deposit with subsidiary bank	$344	$6,439
Investment in and receivable from subsidiaries	133,811	125,872
Securities available for sale (amortized cost of $3,250 in 2007 and 2006)	3,162	3,453
Other assets	5,986	3,804

Total assets	$143,303	$139,568

Liabilities and stockholders’ equity
Short-term borrowings	$8,900	$—
Other liabilities	1,379	2,124
Stockholders’ equity	133,024	137,444

Total liabilities and stockholders’ equity	$143,303	$139,568

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2007	2006	2005

Income – dividends and interest from subsidiaries	$14,942	$33,405	$11,541
Income – interest income from securities	120	111	101
Income – other	921	—	—
Expenses	934	3,025	2,325
Income before income taxes and equity in undistributed net income of subsidiary	15,049	30,491	9,317
Income tax (benefit) expense	(267)	1,010	759
Income before equity in undistributed net income of subsidiary	15,316	31,501	10,076
Equity in undistributed net income of subsidiary	8,736	(8,605)	11,568

Net income	$24,052	$22,896	$21,644

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2007	2006	2005

Operating activities
Net income	$24,052	$22,896	$21,644
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,736)	8,605	(11,568)
Decrease in receivable from subsidiaries	2,082	5,329	1,281
Non-cash compensation expense from vesting of stock options, net of tax	—	—	34
Stock compensation expense	467	531	—
Income tax benefit of stock options exercised	—	—	260
Excess tax benefit from share-based compensation arrangements	(53)	(83)	—
(Increase) decrease in other assets	(2,080)	849	560
(Decrease) Increase in other liabilities	(734)	213	(738)

Net cash provided by operating activities	14,998	38,340	11,473

Investing activities
Purchases of securities available for sale	—	(2,000)	—

Net cash used in investing activities	—	(2,000)	—

Financing activities
Net increase in short-term borrowings	8,900	—	—
Repayments of subordinated debentures	—	(20,619)	—
Proceeds from stock options	1,193	1,539	851
Excess tax benefit from share-based compensation agreements	53	83	—
Common stock repurchases	(22,369)	(5,271)	(5,496)
Cash dividends paid	(8,870)	(7,945)	(6,786)

Net cash used in financing activities	(21,093)	(32,213)	(11,431)

Net increase (decrease) in cash	(6,095)	4,127	42
Cash at beginning of year	6,439	2,312	2,270

Cash at end of year	$344	$6,439	$2,312

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

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to the purchase of a bank in southern Indiana in 1996.  This purchase facilitated Bancorp’s expansion in southern Indiana.  Goodwill has been assigned to the commercial banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2007	2006	2005

Net interest income
Commercial banking	$53,571	$53,734	$49,103
Investment management and trust	206	152	132

Total net interest income	$53,777	$53,886	$49,235

Provision for loan losses
Commercial banking	$3,525	$2,100	$225
Investment management and trust	—	—	—

Total provision for loan losses	$3,525	$2,100	$225

Non-interest income
Commercial banking	$17,360	$17,050	$16,549
Investment management and trust	12,886	11,632	10,813

Total non-interest income	$30,246	$28,682	$27,362

Non-interest expenses
Commercial banking	$40,163	$40,660	$38,711
Investment management and trust	6,368	5,950	5,961

Total non-interest expenses	$46,531	$46,610	$44,672

Income Taxes
Commercial banking	$7,562	$8,920	$8,312
Investment management and trust	2,353	2,042	1,744

Total income taxes	$9,915	$10,962	$10,056

Net income
Commercial banking	$19,681	$19,104	$18,404
Investment management and trust	4,371	3,792	3,240

Total net income	$24,052	$22,896	$21,644

(22) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2007 and 2006:

	2007				2006
(In thousands, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$22,833	$23,062	$22,815	$22,606	$22,727	$22,029	$21,244	$20,327
Interest expense	9,590	9,521	9,236	9,192	8,871	8,422	7,794	7,354

Net interest income	13,243	13,541	13,579	13,414	13,856	13,607	13,450	12,973

Provision for loan losses	1,435	850	460	780	700	450	600	350
Net interest income after provision	11,808	12,691	13,119	12,634	13,156	13,157	12,850	12,623
Non-interest income	7,800	7,566	7,724	7,156	7,531	7,009	7,229	6,913
Non-interest expenses	12,146	11,527	11,484	11,374	11,641	11,913	11,278	11,778

Income before income taxes	7,462	8,730	9,359	8,416	9,046	8,253	8,801	7,758
Income tax expense	1,298	2,843	3,062	2,712	2,759	2,832	2,933	2,438

Net income	$6,164	$5,887	$6,297	$5,704	$6,287	$5,421	$5,868	$5,320

Basic earnings per share	$0.45	$0.42	$0.44	$0.40	$0.44	$0.38	$0.41	$0.37
Diluted earnings per share	0.44	0.41	0.43	0.39	0.43	0.37	0.40	0.36

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2007 and 2006 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s  internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Louisville, Kentucky

March 13, 2008

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2007, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2007 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2007.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2007.

/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S.Y. Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on S.Y. Bancorp, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 13, 2008

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “ITEM 3. ELECTION OF ELEVEN DIRECTORS,” and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “CORPORATE GOVERANCE AND RELATED MATTERS — BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks – Retired. Former Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico – Senior Vice President, Wells Fargo Insurance Services of Kentucky, Inc.;

Charles R. Edinger, III – President, J. Edinger & Son. Inc.;

David P. Heintzman – Chairman, President and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde – Vice President of Finance and Chief Financial Officer, Baptist Healthcare System, Inc.;

Richard A. Lechleiter – Executive Vice President and Chief Financial Officer, Kindred Healthcare, Inc.;

Bruce P. Madison – President and Chief Executive Officer, Plumbers Supply Company, Inc.;

Nicholas X. Simon – President and Chief Executive Officer, Publishers Printing Company, LLC;

Norman Tasman – President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Robert L. Taylor – Professor of Management and Dean Emeritus, College of Business, University of Louisville;

Kathy C. Thompson – Senior Executive Vice President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company.

The Board of Directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives.  A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.   Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION — REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Information regarding the Compensation Committee is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.  The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 3. ELECTION OF ELEVEN DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table furnishes common shares authorized for issuance under equity compensation plans.  Bancorp has currently issued stock options and restricted stock as equity compensation.  The 1995 Stock Incentive Plan does include stock appreciation rights; however, it does not contain provisions for stock warrants.  The 2005 Stock Incentive Plan includes provisions for options, restricted stock and stock appreciation rights.  For further information on stock options see note 15 to the consolidated financial statements in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted shares	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,015,698	$19.65	4,275	401,090

Equity compensation plans not approved by shareholders	—	—	—	—

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 3. ELECTION OF ELEVEN DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.       The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income - years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - years ended December 31, 2007, 2006 and 2005
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

3.4	Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 14, 1996.
3.5

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.6

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003. Exhibit 3.6 to Annual Report on Form 10-K for the year ended December 31, 2003, of Bancorp is incorporated by reference herein.

3.7	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.1 to Form 8-K filed December 19, 2007 is incorporated by reference herein.
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

March 13, 2008	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, President, Chief Executive Officer	March 13, 2008
David P. Heintzman	and Director (principal executive officer)

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 13, 2008
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ David H. Brooks	Director	March 13, 2008
David H. Brooks

/s/ James E. Carrico	Director	March 13, 2008
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 13, 2008
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 13, 2008
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 13, 2008
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 13, 2008
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 13, 2008
Nicholas X. Simon

/s/ Norman Tasman	Director	March 13, 2008
Norman Tasman

s/ Robert L. Taylor	Director	March 13, 2008
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 13, 2008
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

3.4	Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on May 14, 1996.
3.5

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 29, 1998. Exhibit 3.5 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

3.6

Articles of Amendment to the Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2003. Exhibit 3.6 to Annual Report on Form 10-K for the year ended December 31, 2003, of Bancorp is incorporated by reference herein.

3.7	Bylaws of Bancorp, as amended, currently in effect. Exhibit 3.1 to Form 8-K filed December 19, 2007 is incorporated by reference herein.
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