Form 10-Q
period 2008-03-31
S Y BANCORP INC
filed 2008-05-12
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Common Stock, no par value 13,408,763

Shares issued and outstanding at May 5, 2008

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007

–	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007

–	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008

–	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$35,358	$38,907
Federal funds sold	831	422
Mortgage loans held for sale	6,462	4,771
Securities available for sale (amortized cost of $111,300 in 2008 and $163,927 in 2007)	112,924	164,478
Securities held to maturity (fair value of $348 in 2008 and $1,128 in 2007)	345	1,129
Federal Home Loan Bank stock	4,013	3,931
Loans	1,289,913	1,201,938
Less allowance for loan losses	14,097	13,450
Net loans	1,275,816	1,188,488

Premises and equipment, net	27,787	27,195
Bank owned life insurance	23,374	23,122
Accrued interest receivable and other assets	30,348	29,776
Total assets	$1,517,258	$1,482,219

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$175,028	$170,477
Interest bearing	972,980	936,230
Total deposits	1,148,008	1,106,707

Securities sold under agreements to repurchase and federal funds purchased	100,264	108,699
Other short-term borrowings	14,503	10,665
Accrued interest payable and other liabilities	32,876	33,034
Federal Home Loan Bank advances	90,000	90,000
Subordinated debentures	60	90
Total liabilities	1,385,711	1,349,195

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,405,765 and 13,599,563 shares in 2008 and 2007, respectively	5,569	6,214
Additional paid-in capital	6,031	9,821
Retained earnings	119,124	116,906
Accumulated other comprehensive income	823	83
Total stockholders’ equity	131,547	133,024
Total liabilities and stockholders’ equity	$1,517,258	$1,482,219

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended March 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Interest income:
Loans	$20,332	$20,631
Federal funds sold	55	437
Mortgage loans held for sale	61	47
Securities – taxable	1,192	1,207
Securities – tax-exempt	238	284

Total interest income	21,878	22,606

Interest expense:
Deposits	7,026	7,903
Securities sold under agreements to repurchase and federal funds purchased	454	632
Other short-term borrowings	110	5
Federal Home Loan Bank advances	1,026	650
Subordinated debentures	1	2
Total interest expense	8,617	9,192
Net interest income	13,261	13,414

Provision for loan losses	1,225	780

Net interest income after provision for loan losses	12,036	12,634

Non-interest income:
Investment management and trust services	3,279	3,197
Service charges on deposit accounts	1,992	2,018
Bankcard transaction revenue	621	542
Gains on sales of mortgage loans held for sale	343	256
Gains on sales of securities available for sale	—	—
Brokerage commissions and fees	441	493
Bank owned life insurance income	252	236
Other	422	414
Total non-interest income	7,350	7,156
Non-interest expenses:
Salaries and employee benefits	7,188	6,607
Net occupancy expense	1,009	890
Data processing expense	752	1,015
Furniture and equipment expense	276	292
State bank taxes	340	178
Other	2,378	2,392
Total non-interest expenses	11,943	11,374
Income before income taxes	7,443	8,416
Income tax expense	2,405	2,712
Net income	$5,038	$5,704

Net income per share:
Basic	$0.37	$0.40
Diluted	0.37	0.39

Average common shares:
Basic	13,452	14,389
Diluted	13,610	14,642

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(In thousands)

	2008	2007
Operating activities:
Net income	$5,038	$5,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,225	780
Depreciation, amortization and accretion, net	600	709
Deferred income tax benefit	(267)	(221)
Gains on sales of mortgage loans held for sale	(343)	(256)
Origination of mortgage loans held for sale	(37,297)	(15,751)
Proceeds from sale of mortgage loans held for sale	35,949	14,383
Change in cash surrender value of bank owned life insurance	(252)	(236)
Gain on the sale of other real estate	—	(2)
Stock compensation expense	149	53
Excess tax benefits from share-based compensation arrangements	(1)	(5)
Increase in accrued interest receivable and other assets	(754)	(2,821)
Decrease in accrued interest payable and other liabilities	(237)	(1,593)
Net cash provided by operating activities	3,810	744

Investing activities:
Purchases of securities available for sale	(7,194)	(59)
Proceeds from maturities of securities available for sale	59,747	19,742
Proceeds from maturities of securities held to maturity	784	826
Net increase in loans	(88,959)	(1,143)
Purchases of premises and equipment	(1,200)	(560)
Proceeds from sale of other real estate	522	752
Net cash (used in) provided by investing activities	(36,300)	19,558

Financing activities:

Net increase in deposits	41,301	6,536
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(8,435)	(8,665)
Net increase (decrease) in other short-term borrowings	3,838	(704)
Repayments of Federal Home Loan Bank advances	—	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	147	251
Excess tax benefits from share-based compensation arrangements	1	5
Common stock repurchases	(5,272)	(1,334)
Cash dividends paid	(2,200)	(2,165)
Net cash provided by (used in) financing activities	29,350	(16,106)
Net increase (decrease) in cash and cash equivalents	(3,140)	4,196

Cash and cash equivalents at beginning of period	39,329	59,678

Cash and cash equivalents at end of period	$36,189	$63,874

Supplemental cash flow information:
Income tax payments	$—	$—
Cash paid for interest	8,552	9,314

Supplemental non-cash activity:
Transfers from loans to other real estate owned	$406	$643

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2008

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid-in capital	earnings	income	Total

Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	5,038	—	5,038

Change in accumulated other comprehensive income, net of tax	—	—	—	—	740	740

Stock compensation expense	—	—	149	—	—	149

Stock issued for stock options exercised and dividend reinvestment plan	13	42	105	—	—	147

Stock issued for non- vested restricted stock	23	77	464	(541)	—	—

Cash dividends, $0.17 per share	—	—	—	(2,279)	—	(2,279)

Shares repurchased	(230)	(764)	(4,508)	—	—	(5,272)

Balance March 31, 2008	13,406	$5,569	$6,031	$119,124	$823	$131,547

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2008 and 2007

(In thousands)

	Three months ended
	March 31
	2008	2007

Net income	$5,038	$5,704
Other comprehensive gain, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $259 and $74, respectively)	740	211
Other comprehensive income	740	211
Comprehensive income	$5,778	$5,915

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2007 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2008 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  Bonds with gross unrealized losses consist of 16 and 52 separate investment positions as of March 31, 2008 and December 31, 2007, respectively that are not considered other-than-temporarily impaired.

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

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of March 31, 2008, there were 263,852 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. Restricted shares vest over two to five years.  All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated income statement, stock-based compensation expense of $149,000 and $53,000 before income taxes and a deferred tax benefit of $52,200 and $18,600 resulting in a reduction of net income of $96,800 and $34,400 for the quarters ended March 31, 2008 and 2007, respectively.  Bancorp expects to record an additional $530,600 of compensation expense in 2008. As of March 31, 2008 Bancorp has $2,018,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 5 years as awards vest.  Bancorp received cash of $147,000 and $251,000 from the exercise of options during 2008 and 2007, respectively.

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

The fair value of Bancorp’s stock options and SARs is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in SAR/option valuations:

	2008	2007
Dividend yield	1.95%	1.81%
Expected volatility	14.99	14.49
Risk free interest rate	3.84	4.69
Forfeitures	5.65	5.55
Expected life of options and SARs (in years)	7.5	7.7

The expected life of options is based on actual experience of past like-term awards.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of SARs granted during the first quarter of 2008 and or options granted during the first quarter of 2007.

The dividend yield and expected volatility are based on historical information corresponding to the expected life of awards granted.  The expected volatility is the volatility of the underlying shares for the expected term on a quarterly basis. The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the awards.

A summary of stock option and SARs activity and related information for the three months ended March 31, 2008 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value ($) (1)	Value	Life

At December 31, 2007
Vested and exercisable	800	9.76-26.83	18.10	4,794	3.90
Unvested	216	18.05-26.83	25.42	13	5.96
Total outstanding	1,016	9.76-26.83	19.65	4,807	4.34

Granted	114	23.37	23.37	—	4.57
Exercised	(13)	9.76-22.81	11.69	136	2.16
Forfeited	—	—	—	—	—

At March 31, 2008
Vested and exercisable	835	9.82-26.83	18.60	4,170	4.04	5.14
Unvested	282	18.05-26.83	24.60	11	5.40	8.97
Total outstanding	1,117	9.82-26.83	19.65	4,181	4.39	6.11

Vested during quarter	48	24.07-26.83	25.37	—	5.97

(1)  Awards with an exercise price exceeding the common stock’s market price at March 31, 2008, have no intrinsic value as of that date.

In February 2008, Bancorp adopted a stock appreciation rights program under the terms of the Company’s 2005 Stock Incentive Plan and granted 114,195 SARs at the current market price of $23.37 and a fair value of $4.57.   Of these SARs, 22,700 were granted to certain executive officers and will vest six months from the date of grant.    Other awards will primarily vest 20% per year over the next five years.  All SARs expire ten years from the date of grant.

Also, in February 2008, Bancorp granted 23,043 shares of common stock at the weighted average current market price of $23.44.  Of these shares 5,397 granted to certain executive officers will vest six months from the date of grant. Other grants vest over two to five years.  As of March 31, 2008, no restricted shares had canceled. In the first quarter of 2008, 939 shares of restricted shares granted in 2007 vested.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows (in thousands):

	2008	2007
Beginning balance January 1,	$13,450	$12,203
Provision for loan losses	1,225	780
Loans charged off	(779)	(1,049)
Recoveries	201	249
Ending balance March 31,	$14,097	$12,183

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $90,000,000, at March 31, 2008, via four separate advances. The first two are fixed rate, non-callable advances of $20,000,000 and $30,000,000.  The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB in December of 2008, and then quarterly going forward until its maximum maturity in December of 2010.  The fourth advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB in May of 2008 and then quarterly going forward until its maximum maturity in May of 2012.  The weighted average rate of these advances was 4.58% at March 31, 2008. Interest payments are due monthly, with principal due at maturity. Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $15 million as of March 31, 2008 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $30 million outstanding at March 31, 2008.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan for the three months ended March 31, 2008 and 2007 follows (in thousands):

	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	27	28
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	6	7
Net periodic benefit cost	$33	$35

(6)                     Commitments to Extend Credit

As of March 31, 2008, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $345,532,000 including standby letters of credit of $19,962,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2008. Commitments to extend credit were $360,604,000, including letters of credit of $19,414,000, as of December 31, 2007. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of March 31, 2008.

(8)                     Net Income Per Share

The following table reflects, for the three months ended March 31, 2008 and 2007, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended
	March 31
	2008	2007
Net income, basic and diluted	$5,038	$5,704
Average shares outstanding	13,452	14,389
Effect of dilutive securities	158	253

Average shares outstanding including dilutive securities	13,610	14,642

Net income per share, basic	$0.37	$0.40
Net income per share, diluted	$0.37	$0.39

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  Principally, all of the net assets of Bancorp are involved in the commercial banking segment.  Income taxes are allocated to the investment management and trust segment based on the marginal federal tax rate.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the three months ended March 31, 2008 and 2007 follows:

	Three months
	ended March 31
	2008	2007
	(In thousands)
Net interest income (expense):
Commercial banking	$13,176	$13,366
Investment management and trust	85	48
Total	$13,261	$13,414

Provision for loan losses:
Commercial banking	$1,225	$780
Investment management and trust	—	—
Total	$1,225	$780

Non-interest income:
Commercial banking	$4,071	$3,959
Investment management and trust	3,279	3,197
Total	$7,350	$7,156

Non-interest expense:
Commercial banking	$10,505	$9,856
Investment management and trust	1,438	1,518
Total	$11,943	$11,374

Tax expense
Commercial banking	$1,731	$2,120
Investment management and trust	674	592
Total	$2,405	$2,712

Net income:
Commercial banking	$3,786	$4,605
Investment management and trust	1,252	1,099
Total	$5,038	$5,704

(10)              Income Taxes

Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2007 and March 31, 2008, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.  Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of January 1 and March 31, 2008, the amount accrued for the potential payment of interest and penalties was $20,000.

(11)              Fair Value Measurements

Effective January 1, 2008 the Company adopted FASB Statement No. 157, “Fair Value Measurements”.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by Generally Accepted Accounting Principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. FASB Statement No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The adoption of FASB Statement No. 157 did not have an impact on Bancorp’s consolidated financial statements.  In February 2008 the FASB issued a statement delaying the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis.  Accordingly, the Company has deferred applying Statement No. 157 to other real estate owned and goodwill until 2009.

Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Statement No. 157  also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

•                  Level 1               Valuation is based upon quoted prices for identical instruments traded in active markets.

•                  Level 2               Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                  Level 3               Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include pricing models, discounted cash flows and other similar techniques.

Our policy is to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, we use our own estimates generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

The Company’s investment securities available for sale are recorded at fair value on a recurring basis. Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans, and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities available for sale is comprised of debt securities of U.S. Treasury and other U.S. government-sponsored corporation, mortgage-backed securities, obligations of state and political subdivisions, trust preferred securities of other banks and a domestic private investment fund. These securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above. When quoted prices are available in an active market, the measurements are classified as Level 1.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$112,924	$—	$112,924	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.

Mortgage servicing rights (MSRs) are recorded at fair value, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimated future net servicing income. These measurements are classified as Level 3.

Loans are measured for impairment and, if indicated, and are written down based on the value of underlying collateral.  In cases of real estate collateral, fair value is generally determined from external appraisals and assessment of values as estimated by management. In cases of non-real estate collateral, fair value is estimated using judgments and estimates of external professionals and of management. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2008, the carrying value of impaired loans with a valuation allowance was $3,465,000 and the corresponding valuation allowance was $1,728,000. Charge-offs of impaired loans totaled $542,000 for the first quarter of 2008, and valuation allowance for impaired loans increased $ 1,011,000.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2008 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2008 compared to the year ended December 31, 2007. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to the following: economic conditions both generally and more specifically in the markets in which Bancorp and the Bank operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; and other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

Overview of 2008 through March 31

The first quarter of 2008 was marked by lower net income, as compared to the year-earlier period, driven primarily by continued pressure on net interest margin, a higher provision for loan losses and increasing non- interest expenses arising primarily from the Company’s expansion. Helping to offset the effects of the lower margin was the Company’s strongest quarterly loan growth in more than two years, despite continued economic uncertainty. Also, higher non-interest income was generated particularly by its mortgage, bankcard and investment management and trust operations. With these factors combined, the Company completed the first quarter with net income less than the comparable period of 2007 by 11.7%.  The impact of the Company’s stock repurchase program over the past year helped mitigate the effect of lower net income on earnings per share. Diluted EPS for the first quarter of 2008 was down 5.1% compared to the year-earlier period.

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

Net interest income decreased 1.1% for the first quarter compared with the year-earlier period.  The decrease for the first quarter reflected net interest margin compression which more than offset vigorous growth in the Company’s loan portfolio.  Net interest margin for the first quarter, at 3.95% declined four basis points from the fourth quarter of 2007 and was 28 basis points lower than the 4.23% reported in the year-earlier period.  This ongoing margin pressure, which began in the third quarter of 2006, reflects the drop in prevailing short-term interest rates coupled with the impact on interest rates associated with local competition for loans and deposits.  The Company expects continued competitive pressures particularly on deposit rates in the near term will add more pressure on net interest margins.

The Company increased its provision for loan losses to $1,225,000 in the first quarter from $780,000 in the first quarter of 2007.  Although there was an improvement in our non-performing loan metrics compared to the first quarter of 2007, non-performing loans increased from year end totals. While the Company’s level of non-performing loans compares favorably to peers, management remains concerned about the effects of well-publicized macroeconomic challenges.  The Company’s allowance for loan losses was 1.09% of total end-of-quarter loans at March 31, 2008, compared with 1.12% of total end-of-quarter loans at December 31, 2007, and 1.06% at March 31, 2007.

Non-performing loans at March 31, 2008 were $4,589,000 or 0.36% relative to total loans, an increase from $3,370,000 or 0.28% at the end of the fourth quarter of 2007, but down from the $5,137,000 or 0.45% in the same quarter last year.  Net charge-offs totaled $578,000 or 0.05% of average loans in the first quarter of 2008 compared with $800,000 or 0.07% in the same period last year.  Management continues to believe it has appropriately recognized the loan-loss exposure in its portfolio.

Non-interest income increased 2.7% in the first quarter compared with the same quarter last year, primarily due to higher investment management and trust income, which rose 2.6% compared to 2007.  This, along with higher bankcard transaction revenue, gains on sales of mortgage loans, BOLI and other non-interest income offset lower service charges on deposit accounts and brokerage fees and commissions for the quarter.

Non-interest expense increased 5.0% in the first quarter of 2008 versus the same period last year.  Higher non-interest expense for 2008 was primarily due to  increasing personnel and occupancy expenses in part from the  development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market. The Company’s efficiency ratio was 57.26% compared with 57.03% in the fourth quarter of 2007 and 54.54% in the first quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,038,000 for the three months ended March 31, 2008 decreased $666,000, or 11.7%, from $5,704,000 for the comparable 2007 period.  Basic net income per share was $0.37 for the first quarter of 2008, a decrease of 7.5% from the $0.40 for the same period in 2007.  Net income per share on a diluted basis was $0.37 for the first quarter of 2008 compared to $0.39 for the first quarter of 2007; a 5.1% decrease.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.38% and 15.36%, respectively, for the first quarter of 2008, compared to 1.64% and 16.60%, respectively, for the same period in 2007.

Net Interest Income

The following tables present the average balance sheets for the three months ended March 31, 2008 and 2007 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended March 31
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$6,298	$55	3.51%	$32,410	$437	5.47%
Mortgage loans held for sale	4,801	61	5.11%	2,931	47	6.50%
Securities:
Taxable	100,745	1,125	4.49%	103,280	1,148	4.51%
Tax-exempt	25,263	341	5.43%	29,394	406	5.60%
FHLB stock	3,941	67	6.84%	3,613	59	6.62%
Loans, net of unearned income	1,235,185	20,476	6.67%	1,142,713	20,792	7.38%

Total earning assets	1,376,233	22,125	6.47%	1,314,341	22,889	7.06%

Less allowance for loan losses	13,784			12,481

	1,362,449			1,301,860
Non-earning assets:
Cash and due from banks	27,127			35,739
Premises and equipment	27,545			24,922
Accrued interest receivable and other assets	53,032			44,311

Total assets	$1,470,153			$1,406,832

	Three months ended March 31
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$207,547	$396	0.77%	$213,606	$768	1.46%
Savings deposits	39,939	17	0.17%	41,944	50	0.48%
Money market deposits	284,114	1,984	2.81%	209,317	1,970	3.82%
Time deposits	421,700	4,629	4.41%	464,063	5,115	4.47%
Securities sold under agreements to repurchase and federal funds purchased	83,620	454	2.18%	78,370	632	3.27%
Other short-term borrowings	13,400	110	3.30%	607	5	3.34%
FHLB advances	90,000	1,026	4.59%	55,889	650	4.72%
Long-term debt	62	1	6.49%	104	2	7.80%

Total interest bearing liabilities	1,140,382	8,617	3.04%	1,063,900	9,192	3.50%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	164,573			168,710
Accrued interest payable and other liabilities	33,297			34,861

Total liabilities	1,338,252			1,267,471

Stockholders’ equity	131,901			139,361

Total liabilities and stockholders’ equity	$1,470,153			$1,406,832

Net interest income		$13,508			$13,697

Net interest spread			3.43%			3.56%

Net interest margin			3.95%			4.23%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $247,000 and $283,000, respectively, for the three month periods ended March 31, 2008 and 2007.

Fully taxable equivalent net interest income of $13,508,000 for the three months ended March 31, 2008 decreased $189,000, or 1.4%, from $13,697,000 when compared to the same period last year. Net interest spread and net interest margin were 3.43% and 3.95%, respectively, for the first quarter of 2008 and 3.56% and 4.23%, respectively, for the first quarter of 2007.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Approximately 40% of the Company’s loan portfolio is variable rate and when the Federal Reserve cuts short-term interest rates that portion of the portfolio reprices immediately. Fixed rate loans are generally indexed to the five year Treasury and the persistence of a relatively flat yield curve has held those rates low. Both of these factors have coupled with downward pressure on loan rates and higher interest rates on deposits created by local competition. The Company expects pressure on net interest margins to continue in the near term, and further reductions in short-term rates by the Federal Reserve could add more compression.

Average earning assets increased $61.9 million or 4.7%, to $1.376 million for the first three months of 2008 compared to 2007, reflecting growth in the loan portfolio partially offset by decreases in investment securities and short term earning assets.  Average interest bearing liabilities increased $76.5 million, or 7.2%, to $1.140 million for the first three months of 2008 compared to 2007 primarily due to increases in money market deposits, short term borrowings and FHLB advances partially offset by decreases in time deposits.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2008 simulation analysis indicates that an increase in interest rates would have a negative effect on net interest income, and a decrease in interest rates of 100 basis points would have a positive effect on net interest income while a decrease in interest rates of 200 basis points would have a negative impact. In the first quarter of 2008 the Company became slightly liability sensitive, mainly as the result of upcoming CD maturities and the short duration of the CD portfolio. The negative impact of a decrease in rates of 200 basis points results as, due the low level of interest rates, many deposit liability accounts reach a floor of zero.  These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Increase 200bp	(0.72)%
Increase 100bp	(0.36)
Decrease 100bp	0.44
Decrease 200bp	(0.90)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2008 and 2007 follows:

	Three months ended March 31
(Dollars in thousands)	2008	2007

Balance at the beginning of the period	$13,450	$12,203
Provision for loan losses	1,225	780
Loan charge-offs, net of recoveries	(578)	(800)
Balance at the end of the period	$14,097	$12,183
Average loans, net of unearned income	$1,235,185	$1,142,713
Provision for loan losses to average loans (1)	0.10%	0.07%
Net loan charge-offs to average loans (1)	0.05%	0.07%
Allowance for loan losses to average loans	1.14%	1.07%
Allowance for loan losses to period-end loans	1.09%	1.06%
Allowance to nonperforming loans	307.19%	237.16%

(1) Amounts not annualized

The provision for loan losses increased $445,000 during the first three months of 2008 as compared to 2007. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2008.  Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs decreased $222,000 for the first three months of 2008 compared to the same period in 2007.  Charge offs in the first quarter of 2007 included $800,000 for one loan involving fraudulent collateral.

Although there was a decrease in charge offs and non-performing loans in the first quarter of 2008 as compared to 2007, management feels this trend is not entirely indicative of potential exposure in the portfolio given the current uncertainty in the general economy.  Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2008 and 2007.

	Three months
	ended March 31
(In thousands)	2008	2007

Non-interest income:
Investment management and trust services	$3,279	$3,197
Service charges on deposit accounts	1,992	2,018
Bankcard transaction revenue	621	542
Gains on sales of mortgage loans held for sale	343	256
Gains on sales of securities available for sale	—	—
Brokerage commissions and fees	441	493
Bank owned life insurance income	252	236
Other	422	414

Total non-interest income	$7,350	$7,156

Non-interest expenses:
Salaries and employee benefits	$7,188	$6,607
Net occupancy expense	1,009	890
Data processing expense	752	1,015
Furniture and equipment expense	276	292
State bank taxes	340	178
Other	2,378	2,392

Total non-interest expenses	$11,943	$11,374

Total non-interest income increased $194,000, or 2.7%, for the first quarter of 2008, compared to the same period in 2007.

Investment management and trust services income increased $82,000, or 2.6%, in the first quarter of 2008, as compared to the same period in 2007. This increase arose from a number of factors, none of which is individually significant, which collectively offset a decline in executor fees.  Trust assets under management at March 31, 2008 were $1.55 billion, compared to $1.67 billion at December 31, 2007 and $1.60 billion at March 31, 2007.  Trust assets are expressed in terms of market value, and total assets under management are affected directly by the performance of the equity and bond markets.  As of March 31, 2008, declines in market value of trust assets more than offset first quarter growth from net new business.

Service charges on deposit accounts decreased $26,000, or 1.3%, in the first quarter of 2008 as compared to the same period in 2007.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Transaction volume was up early in the first quarter of 2008 but dropped significantly as the quarter progressed.

Bankcard transaction revenue increased $79,000, or 14.6%, in the first quarter of 2008 as compared to the same period in 2007.  Results in 2008 compared favorably to 2007 as bankcard transaction volume continues to increase.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Gains on sales of mortgage loans were $343,000 in the first quarter of 2008 and $256,000 in 2007.  This represents an increase of 34.0%.  Prevailing mortgage interest rates fell substantially in late 2007 and remained at attractive levels for the first quarter of 2008 resulting in an increase in loan volume during a calendar quarter that typically has relatively low volume.

Brokerage commissions and fees decreased $52,000, or 10.5%, in the first quarter of 2008 as compared to the same period in 2007.  The year-to-date decrease corresponded to lower overall brokerage volume.  The Company expects brokerage volume to continue to be hindered until consumer confidence improves.

Bank owned life insurance income increased $16,000 or 6.8%, and other non-interest income increased $8,000, or 1.9%, in the first quarter of 2008 as compared to the same period in 2007.

Total non-interest expenses increased $569,000, or 5.0%, for the first quarter of 2008 as compared to the same period in 2007.

Salaries and employee benefits increased $581,000, or 8.8%, for the first quarter of 2008 as compared to the same period of 2007.  This increase reflects the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market along with regular salary increases and the rising costs of health insurance. The Bank had 460 full time equivalent employees as of March 31, 2008 and 444 full time equivalents as of March 31, 2007.

Net occupancy expense increased $119,000, or 13.4%, in the first quarter of 2008 as compared to the same period in 2007 primarily reflecting costs associated with the Company’s geographical expansion.   Data processing expense decreased $263,000 or 25.9% for the first quarter of 2008 as compared to the first quarter of 2007 largely due renegotiated terms with the Bank’s provider of ATM network and debit card processing.  Furniture and equipment expense decreased $16,000, or 5.5%, and other non-interest expenses decreased $14,000 or 0.6% in the first quarter of 2008 as compared to 2007.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $162,000, or 91.0%, for the first quarter of 2008 compared to 2007.  These bank taxes are based on five-year average capital levels. Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount reducing state tax expense in the first quarter of 2007 by approximately $160,000.

Income Taxes

In the first quarter of 2008, Bancorp recorded income tax expense of $2,405,000, compared to $2,712,000 for the same period in 2007.  The effective rate for the three month period was 32.3% in 2008 and 32.2% in 2007.

Commitments

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of the Company’s commitments is included in Note 6.

Other commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets increased $35,039,000, or 2.4%, from $1.482 billion on December 31, 2007 to $1.517   billion on March 31, 2008.  The most significant contributor of the increase in assets was loan growth. Loan totals increased $87,975,000 from year end. This increase was partially offset by a $52,338,000 decrease in investment securities primarily resulting from maturities.  Due to low prevailing interest rates, management chose not to replace maturing securities during the quarter.

Total liabilities increased $36,516,000, or 2.7%, from $1.349 billion on December 31, 2007 to $1.386 billion on March 31, 2008.  The most significant component of the increase was in money market deposit which rose $29,139,000, or 11.0%. Beginning late in 2007 the Bank introduced a non-collateralized corporate sweep account. These balances are included in money market deposits, and at the end of the first quarter of 2008, totaled approximately $18 million.  Interest bearing demand deposits also increased $3,705,000 or 1.8%, savings deposits increased $5,641,000 or 14.6%, and other short-term borrowings increased $ 3,838,000 or 36.0%. Time deposits decreased $1,736,000 or .4% and securities sold under repurchase agreements and federal funds sold decreased $8,435,000 or 7.8%. The decline in securities sold under repurchase agreements corresponds to the increase in money market deposits as discussed above and than offset the federal funds sold balance increase.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $4,034,000 and loans past due over 90 days and still accruing of $555,000, totaled $4,589,000 at March 31, 2008.  Non-performing loans were $3,370,000 at December 31, 2007 including $406,000 of loans past due over 90 days and still accruing. Non-performing loans represents 0.36% of total loans at March 31, 2008 compared to 0.28% at December 31, 2007.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $8,304,000 at March 31, 2008 and $7,201,000 at December 31, 2007.  This represents 0.55% of total assets at March 31, 2008 compared to 0.49% at December 31, 2007.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase, sweep accounts as they are commonly called, which consist of commercial customers excess cash balances.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2008, the Bank’s additional borrowing capacity with the FHLB was approximately $15.3 million.  Additionally, the Bank has an available line of credit and federal funds purchased lines with correspondent banks totaling $78 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At March 31, 2008, the Bank may pay up to $2,197,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  As a result of a $20 million dividend in 2006 to funds redemption of trust preferred securities, the Bank obtained approval for its first quarter 2007 and 2008 dividends.  For the first three months of 2008, the Bank declared dividends to Bancorp totaling $2,288,000.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At March 31, 2008, stockholders’ equity totaled $131,547,000, a decrease of $1,477,000 since December 31, 2007.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2007. The 2008 growth in capital has been more than offset by share repurchase activity. During the first quarter, the Company repurchased 227,600 shares and as of March 31, 2008, the Company had remaining authorization to repurchase approximately 163,000 shares.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $823,000 at March 31, 2008 and $83,000 at December 31, 2007.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of March 31. The decrease in the total risk-based capital ratio from 11.84% at March 31, 2007 to 10.23% at March 31, 2008 is largely due to share repurchase activity and loan growth.

	March 31
	2008		2007
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$144,199	10.23%	152,578	11.84%
For capital adequacy purposes	112,766	8.00	103,072	8.00
To be well capitalized	140,957	10.00	128,840	10.00

Tier 1 risk-based capital	$130,042	9.23%	140,305	10.89%
For capital adequacy purposes	56,356	4.00	51,536	4.00
To be well capitalized	84,534	6.00	77,304	6.00

Leverage ratio (Tier 1 capital)	$130,042	8.85%	140,305	9.97%
For capital adequacy purposes	44,232	3.00	42,213	3.00
To be well capitalized	73,720	5.00	70,355	5.00

e)              Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data.  The Statement does not require any new fair value measurements. The adoption of FASB Statement No. 157 did not to have a material impact on Bancorp’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses for which the fair value option has been elected in earnings.  The Statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement may be applied to financial instruments existing at the January 1, 2008 adoption date, financial instruments recognized after the adoption date, and upon certain other events.  As of the adoption date and subsequent to that date, the Company has chosen not to elect the fair value option, but will consider future election and the effect on its consolidated financial statements.

In December 2007 the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS 141R). This statement will become effective in 2009 and sharpens the accounting guidance for business combinations and significantly expands disclosure requirements. As the Company has no business combinations underway, no impact of this pronouncement on the Company is anticipated at this time.

Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements,  must be implemented for fiscal years beginning after December 31, 2008. The objective of this statement is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements relating to an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  At present, these circumstances do not apply to the Company.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities,  must be implemented for fiscal years beginning after November 15, 2008. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires entities to discuss how and why it uses derivatives instruments, how derivative instruments and relate hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect its financial positions, financial performance and cash flows. The implementation of this statement is not anticipated to have a significant impact on the Company’s financial statements.

Staff Accounting Bulletin No. 109 expresses the view of SEC staff that, for written loan commitments that are accounted for at fair value through earnings, the expected net future cash flows related to the associated servicing of those loans should be included in the measurement of fair value. It is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As the Company currently has no such loan commitments, this Bulletin does not impact the financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2008 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2008.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Jan 1 - Jan 31	158,399	$22.64	156,600	234,000
Feb 1 - Feb 29	64,500	24.10	64,500	169,500
Mar 1 - Mar 31	6,500	20.48	6,500	163,000

Total	229,399	$22.99	227,600	163,000

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares. The Directors expanded this plan by 550,000 additional shares in July 2007, and again in November 2007. The plan’s expiration date is set for November 2008.  In 2007, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan.  As noted above, as of March 31, 2008 there remain 163,000 shares yet to be purchased under the program.

Included in January’s total number of shares purchased are 1,799 shares of stock surrendered by an officer, the fair value of which equaled the exercise price of stock options.

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

S.Y. BANCORP, INC.

Date: May 12, 2008	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman,
President & Chief Executive Officer

Date: May 12, 2008	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer