Form 10-Q
period 2008-06-30
S Y BANCORP INC
filed 2008-08-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value 13,433,667

Shares issued and outstanding at August 5, 2008

S.Y. BANCORP, INC. AND SUBSIDIARY

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets June 30, 2008 and December 31, 2007

–	Unaudited Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2008 and 2007

–	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008

–	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2008 and 2007

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$36,642	$38,907
Federal funds sold	46,628	422
Mortgage loans held for sale	5,491	4,771
Securities available for sale (amortized cost of $114,076 in 2008 and $163,927 in 2007)	114,104	164,478
Securities held to maturity (fair value of $345 in 2008 and $1,128 in 2007)	343	1,129
Federal Home Loan Bank stock	4,267	3,931
Loans	1,320,509	1,201,938
Less allowance for loan losses	14,456	13,450

Net loans	1,306,053	1,188,488

Premises and equipment, net	28,403	27,195
Bank owned life insurance	23,632	23,122
Accrued interest receivable and other assets	30,757	29,776

Total assets	$1,596,320	$1,482,219

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$182,580	$170,477
Interest bearing	1,080,752	936,230

Total deposits	1,263,332	1,106,707

Securities sold under agreements to repurchase and federal funds purchased	55,769	108,699
Other short-term borrowings	14,717	10,665
Accrued interest payable and other liabilities	37,594	33,034
Federal Home Loan Bank advances	90,000	90,000
Subordinated debentures	60	90

Total liabilities	1,461,472	1,349,195

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,423,831 and 13,599,563 shares in 2008 and 2007, respectively	5,629	6,214
Additional paid-in capital	6,455	9,821
Retained earnings	122,977	116,906
Accumulated other comprehensive income (loss)	(213)	83

Total stockholders’ equity	134,848	133,024

Total liabilities and stockholders’ equity	$1,596,320	$1,482,219

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2008 and 2007

(In thousands, except per share data)

	For three months ended		For six month ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$20,050	$21,243	$40,382	$41,874
Federal funds sold	84	151	139	588
Mortgage loans held for sale	87	77	148	124
Securities – taxable	969	1,069	2,161	2,276
Securities – tax-exempt	246	275	484	559

Total interest income	21,436	22,815	43,314	45,421

Interest expense:
Deposits	5,635	7,777	12,661	15,685
Securities sold under agreements to repurchase and federal funds purchased	276	720	730	1,352
Other short-term borrowings	117	6	227	6
Federal Home Loan Bank advances	1,033	732	2,059	1,382
Subordinated debentures	1	1	2	3

Total interest expense	7,062	9,236	15,679	18,428

Net interest income	14,374	13,579	27,635	26,993

Provision for loan losses	975	460	2,200	1,240

Net interest income after provision for loan losses	13,399	13,119	25,435	25,753
Non-interest income:
Investment management and trust services	3,236	3,336	6,515	6,533
Service charges on deposit accounts	2,117	2,204	4,109	4,222
Bankcard transaction revenue	691	590	1,312	1,132
Gains on sales of mortgage loans held for sale	351	391	694	647
Gains on sales of securities available for sale	—	—	—	—
Brokerage commissions and fees	444	452	885	945
Bank owned life insurance income	258	247	510	483
Other	570	504	992	918
Total non-interest income	7,667	7,724	15,017	14,880
Non-interest expenses:
Salaries and employee benefits	7,367	6,632	14,555	13,239
Net occupancy expense	1,036	930	2,045	1,820
Data processing expense	896	1,051	1,648	2,066
Furniture and equipment expense	276	290	552	582
State bank taxes	314	311	654	489
Other	2,412	2,270	4,790	4,662

Total non-interest expenses	12,301	11,484	24,244	22,858
Income before income taxes	8,765	9,359	16,208	17,775
Income tax expense	2,636	3,062	5,041	5,774
Net income	$6,129	$6,297	$11,167	$12,001

Net income per share:

Basic	$0.46	$0.44	$0.83	$0.84
Diluted	0.45	0.43	0.82	0.82

Average common shares:

Basic	13,409	14,325	13,431	14,357
Diluted	13,584	14,536	13,598	14,588

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(In thousands)

	2008	2007
Operating activities:
Net income	$11,167	$12,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	1,240
Depreciation, amortization and accretion, net	1,248	1,345
Deferred income tax benefit	(485)	(305)
Gains on sales of mortgage loans held for sale	(694)	(647)
Origination of mortgage loans held for sale	(57,346)	(41,350)
Proceeds from sale of mortgage loans held for sale	57,320	41,067
Change in cash surrender value of bank owned life insurance	(510)	(482)
Gain on the sale of other real estate	(2)	30
Stock compensation expense	363	242
Excess tax benefits from share-based compensation arrangements	(1)	(17)
Increase in accrued interest receivable and other assets	(1,199)	(11,546)
Increase (decrease) in accrued interest payable and other liabilities	4,486	(1,342)
Net cash provided by operating activities	16,547	236

Investing activities:
Purchases of securities available for sale	(42,614)	(23,346)
Proceeds from maturities of securities available for sale	92,129	40,886
Proceeds from maturities of securities held to maturity	786	841
Net increase in loans	(120,171)	(14,050)
Purchases of premises and equipment	(2,456)	(1,177)
Proceeds from sale of other real estate	1,338	1,949
Net cash (used in) provided by investing activities	(70,988)	5,103

Financing activities:
Net increase (decrease) in deposits	156,625	(17,926)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(52,930)	3,555
Net increase in other short-term borrowings	4,052	470
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayments of Federal Home Loan Bank advances	—	(10,000)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	422	813
Excess tax benefits from share-based compensation arrangements	1	17
Common stock repurchases	(5,272)	(4,040)
Cash dividends paid	(4,486)	(4,321)
Net cash provided by (used in) financing activities	98,382	(11,462)
Net increase (decrease) in cash and cash equivalents	43,941	(6,123)
Cash and cash equivalents at beginning of period	39,329	59,678
Cash and cash equivalents at end of period	$83,270	$53,555
Supplemental cash flow information:
Income tax payments	$4,200	$4,565
Cash paid for interest	15,855	18,237
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$406	$1,280

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2008

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid-in capital	earnings	income (loss)	Total
Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	11,167	—	11,167

Change in accumulated other comprehensive income, net of tax	—	—	—	—	(296)	(296)

Stock compensation expense	—	—	363	—	—	363

Stock issued for stock options exercised and dividend reinvestment plan	31	103	319	—	—	422

Stock issued for non-vested restricted stock	23	76	460	(535)	—	1

Cash dividends, $0.34 per share	—	—	—	(4,561)	—	(4,561)

Shares repurchased or cancelled	(230)	(764)	(4,508)	—	—	(5,272)

Balance June 30, 2008	13,424	$5,629	$6,455	$122,977	$(213)	$134,848

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2008 and 2007

(In thousands)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$6,129	$6,297	$11,167	$12,001
Other comprehensive gain, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of ($558), ($188), ($159), and ($75), respectively)	(1,036)	(350)	(296)	(139)
Other comprehensive income	(1,036)	(350)	(296)	(139)
Comprehensive income	$5,093	$5,947	$10,871	$11,862

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

Interim results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the securities are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date.  The fair value is expected to recover as the bonds reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the bonds were purchased.

Securities with gross unrealized losses consist of 16 and 42 separate investment positions as of June 30, 2008 and December 31, 2007, respectively that are not considered other-than-temporarily impaired.

Management evaluates the impairment of the investment portfolio on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition. As of June 30, 2008, Bancorp has 7 securities which were temporarily impaired for 12 months or longer, all of which are debt securities. These securities, which have a total fair value of $7,583,000, have an unrealized loss limited to $95,000.

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

Bancorp currently has one stock-based compensation plan. The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards. As of June 30, 2008, there were 264,062 shares available for future awards. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015. Options and stock appreciation rights (SARs) granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. Restricted shares vest over two to five years. All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $363,000 and $242,000 before income taxes and a deferred tax benefit of $127,000 and $85,000 resulting in a reduction of net income of $236,000 and $157,000 for the six months ended June 30, 2008 and 2007, respectively. For the second quarter of 2008 and 2007, Bancorp recognized $218,000 and $189,000 of compensation expense before taxes, a deferred tax benefit of $76,000 and $66,000, and a reduction of net income of $142,000 and $123,000, respectively. Bancorp expects to record an additional $308,000 of compensation expense in 2008. As of June 30, 2008 Bancorp has $1,774,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 5 years as awards vest. Bancorp received cash of $422,000 and $813,000 from the exercise of options during the first six months of 2008 and 2007, respectively.

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

The expected life of options is based on actual experience of past like-term awards. All outstanding options have a 10-year contractual term. Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

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

A summary of stock option and SARs activity and related information for the six months ended June 30, 2008 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value ($ ) (1)	Value	Life

At December 31, 2007
Vested and exercisable	800	9.76-26.83	18.10	4,794	3.90
Unvested	216	18.05-26.83	25.42	13	5.96
Total outstanding	1,016	9.76-26.83	19.65	4,807	4.34

Granted	114	23.37	23.37	—	4.57
Exercised	(31)	9.76-22.81	13.64	259	2.65
Forfeited	(6)	22.81-26.83	24.24	—	5.38

At June 30, 2008
Vested and exercisable	816	9.82-26.83	18.68	3,004	4.07	4.92
Unvested	277	18.05-26.83	24.62	3	5.40	8.70
Total outstanding	1,093	9.82-26.83	20.19	3,007	4.41	5.88

Vested during quarter	2	20.25-24.02	20.78	1	4.78

(1)  Awards with an exercise price exceeding the common stock’s market price at June 30, 2008, have no intrinsic value as of that date.

The weighted average fair values of options and SARs granted in 2008 and 2007 were $4.57 and $6.14, respectively.

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

Also, in February 2008, Bancorp granted 23,043 shares of common stock at the weighted average current market price of $23.44. Of these shares 5,397 granted to certain executive officers will vest six months from the date of grant. Other grants vest over two to five years. As of June 30, 2008, 210 restricted shares had been forfeited. In the first six months of 2008, 939 restricted shares granted in 2007 vested.

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows (in thousands):

	2008	2007
Beginning balance January 1,	$13,450	$12,203
Provision for loan lossesa	2,200	1,240
Loans charged off	(1,537)	(1,843)
Recoveries	343	465
Ending balance June 30,	$14,456	$12,065

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $90,000,000, at June 30, 2008, via four separate advances. The first two are fixed rate, non-callable advances of $20,000,000 and $30,000,000. The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB in December of 2008, and then quarterly going forward until its maximum maturity in December of 2010. The fourth advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB in August of 2008 and then quarterly going forward until its maximum maturity in May of 2012. The weighted average rate of these advances was 4.58% at June 30, 2008. Interest payments are due monthly, with principal due at maturity. Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $12.7 million as of June 30, 2008 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $34 million outstanding at June 30, 2008.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $100,000 per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The Bank does not make contributions to this plan. Information about the components of the net periodic benefit cost of the defined benefit plan follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	28	28	55	57
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss	6	7	12	13

Net periodic benefit cost	$34	$35	$67	$70

(6)                     Commitments to Extend Credit

As of June 30, 2008, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $409,517,000 including standby letters of credit of $21,038,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2008. Commitments to extend credit were $360,604,000, including letters of credit of $19,414,000, as of December 31, 2007. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value. The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance. Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of June 30, 2008.

(8)                     Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2008 and 2007, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Net income, basic and diluted	$6,129	$6,297	$11,167	$12,001
Average shares outstanding	13,409	14,325	13,431	14,357
Effect of dilutive securities	175	211	167	231

Average shares outstanding including dilutive securities including dilutive securities	13,584	14,536	13,598	14,588

Net income per share, basic	$0.46	$0.44	$0.83	$0.84
Net income per share, diluted	$0.45	$0.43	$0.82	$0.82

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

Selected financial information by business segment for the three and six month periods ended June 30, 2008 and 2007 follows:

	Three months		Six months
	ended June 30		ended June 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net interest income (expense):
Commercial banking	$14,292	$13,555	$27,468	$26,957
Investment management and trust	82	24	167	36

Total	$14,374	$13,579	$27,635	$26,993

Provision for loan losses:
Commercial banking	$975	$460	$2,200	$1,240
Investment management and trust	—	—	—	—

Total	$975	$460	$2,200	$1,240

Non-interest income:
Commercial banking	$4,431	$4,388	$8,502	$8,347
Investment management and trust	3,236	3,336	6,515	6,533

Total	$7,667	$7,724	$15,017	$14,880

Non-interest expense:
Commercial banking	$10,655	$9,889	$21,095	$19,728
Investment management and trust	1,646	1,595	3,149	3,130

Total	$12,301	$11,484	$24,244	$22,858

Tax expense
Commercial banking	$2,051	$2,444	$3,805	$4,570
Investment management and trust	585	618	1,236	1,204

Total	$2,636	$3,062	$5,041	$5,774

Net income:
Commercial banking	$5,042	$5,150	$8,870	$9,766
Investment management and trust	1,087	1,147	2,297	2,235

Total	$6,129	$6,297	$11,167	$12,001

(10)              Income Taxes

Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) in 2007. FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of December 31, 2007 and June 30, 2008, the gross amount of unrecognized tax benefits was $230,000. If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination from the 2003 tax return year and forward. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of January 1 and June 30, 2008, the amount accrued for the potential payment of interest and penalties was $20,000.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$114,104	$—	$114,104	$—

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

Loans are measured for impairment and, if indicated, and are written down based on the value of underlying collateral. In cases of real estate collateral, fair value is generally determined from external appraisals and assessment of values as estimated by management. In cases of non-real estate collateral, fair value is estimated using judgments and estimates of external professionals and of management. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At June 30, 2008, the carrying value of impaired loans with a valuation allowance was $3,921,000 and the corresponding valuation allowance was $1,288,000. Charge-offs of impaired loans totaled $483,000 for the second quarter of 2008, and the valuation allowance for impaired loans decreased $440,000 from $1,728,000 at March 31, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2008 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2008 compared to the year ended December 31, 2007. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2008 through June 30

The second quarter and first six months of 2008 were marked by higher net interest income but lower net income, as compared to the year-earlier periods, driven primarily by a combination of loan growth partially offset by continued pressure on net interest margin, a higher provision for loan losses and increasing non-interest expenses arising primarily from the Company’s expansion. Higher non-interest income was generated particularly by mortgage and bankcard transaction revenue. With these factors combined, the Company completed the second quarter and first six months of 2008 with net income less than the comparable periods of 2007 by 2.7% and 6.9%, respectively. The impact of the Company’s stock repurchase program over the past year helped mitigate the effect of lower net income on earnings per share. Diluted EPS for the second quarter and first six months of 2008 was up 4.7% and unchanged, respectively, compared to the year-earlier periods.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans, and rates paid on deposits directly impact profitability. Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace. Bancorp’s loan totals at June 30, 2008, increased 9.9% compared to December 31, 2007. To support the growth, the Company aggressively sought deposits in the first half of 2008.

Net interest income increased 5.9% for the second quarter and 2.4% year to date compared with the year-earlier periods. The increase for the 2008 was primarily due to strong loan growth, which offset pressure on net interest margin in the wake of recent rate cuts by the Federal Reserve together with competitive factors particularly on deposit rates. Net interest margin for the second quarter, at 4.07% increased 12 basis points from the first quarter of 2008 and was 19 basis points lower than the 4.26% reported in the year-earlier period. For the first six months ended June 30, 2008, net interest margin was 4.01% compared to 4.24% for the year-earlier period. This ongoing margin pressure, which began in the third quarter of 2006, reflects the drop in prevailing short-term interest rates coupled with the impact on interest rates associated with local competition for loans and deposits. The Company expects continued competitive pressures on deposit rates will negatively impact net interest margins. However, less aggressive competitive pricing on loans should help mitigate some of the impact of higher cost deposits.

The Bank increased its provision for loan losses to $975,000 in the second quarter from $460,000 in the second quarter of 2007. For the first six months of 2008, the provision totaled $2,200,000, compared to $1,240,000 for the same period in 2007. While the Company’s asset quality remains strong despite turmoil in the economy, management continues to be concerned about, and regularly monitors the loan portfolio for, the effects of well-publicized macroeconomic challenges. The Company’s allowance for loan losses was 1.09% of total loans at June 30, 2008, compared with 1.12% of total loans at December 31, 2007, and 1.04% at June 30, 2007.

Non-performing loans at June 30, 2008 were $5,481,000 or 0.42% relative to total loans, an increase from $3,370,000 or 0.28% at the end of the fourth quarter of 2007, and from $4,769,000 or 0.41% in the same quarter last year. Net charge-offs totaled $616,000 or 0.05% of average loans in the second quarter of 2008 compared with $578,000 or 0.05% in the same period last year. Management continues to believe it has appropriately recognized the loan-loss exposure in its portfolio.

Non-interest income decreased 0.7% in the second quarter compared with the same quarter last year, primarily due to lower investment management and trust service income, service charges on deposit accounts and gains on sales of mortgage loans. Much of this decrease was offset by higher bankcard transaction revenue, which rose 17.1% compared to the same period in 2007, along with BOLI and other non-interest income. Non-interest income increased 0.9% in the first half of 2008 compared with the year-earlier period, again driven primarily by higher bankcard transaction revenue.

Non-interest expense increased 7.1% in the second quarter of 2008 versus the same period last year. Higher non-interest expense for 2008 was primarily due to increasing personnel and occupancy expenses in part from the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market. Non-interest expense increased 6.1% in the first half of 2008 compared with the year-earlier period. The Company’s second quarter efficiency ratio was 55.19% compared with 57.26% in the first quarter of 2008 and 53.22% in the second quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,129,000 for the three months ended June 30, 2008 decreased $168,000, or 2.7%, from $6,297,000 for the comparable 2007 period. Basic net income per share was $0.46 for the second quarter of 2008, an increase of 4.5% from the $0.44 for the same period in 2007. Net income per share on a diluted basis was $0.45 for the second quarter of 2008 compared to $0.43 for the second quarter of 2007; a 4.7% increase. Annualized return on average assets and annualized return on average stockholders’ equity were 1.60% and 18.30%, respectively, for the second quarter of 2008, compared to 1.80% and 17.90%, respectively, for the same period in 2007.

Net income of $11,167,000 for the six months ended June 30, 2008 decreased $834,000, or 6.9%, from $12,001,000 from the comparable 2007 period. Basic net income per share was $0.83 for the first six months of 2008, a decrease of 1.2% from the $0.84 for the same period in 2007. Net income per share on a diluted basis was $0.82 for the first six months of 2008, unchanged from the first six months of 2007. Annualized return on average assets and annualized return on average stockholders’ equity were 1.49% and 16.85%, respectively, for the first six months of 2008, compared to 1.72% and 17.26%, respectively, for the same period in 2007.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2008 and 2007 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended June 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$16,690	$84	2.02%	$11,430	$151	5.30%
Mortgage loans held for sale	6,333	87	5.53%	4,829	77	6.40%
Securities:
Taxable	83,154	931	4.50%	95,999	1,008	4.21%
Tax-exempt	24,580	352	5.76%	28,452	393	5.54%
FHLB stock	4,126	38	3.70%	3,734	61	6.55%
Loans, net of unearned income	1,308,304	20,191	6.21%	1,160,064	21,402	7.40%

Total earning assets	1,443,187	21,683	6.04%	1,304,508	23,092	7.10%

Less allowance for loan losses	14,501			12,514
	1,428,686			1,291,994
Non-earning assets:
Cash and due from banks	26,584			32,233
Premises and equipment	28,231			24,702
Accrued interest receivable and other assets	52,972			52,091

Total assets	$1,536,473			$1,401,020

	Three months ended June 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$216,817	$227	0.42%	$214,763	$795	1.48%
Savings deposits	43,707	12	0.11%	42,557	53	0.50%
Money market deposits	302,681	1,325	1.76%	203,721	1,919	3.78%
Time deposits	450,716	4,071	3.63%	442,529	5,010	4.54%
Securities sold under agreements to repurchase and federal funds purchased	75,785	276	1.46%	83,901	720	3.44%
Other short-term borrowings	14,671	117	3.21%	661	6	3.64%
FHLB advances	91,319	1,033	4.55%	60,330	732	4.87%
Subordinated debentures	60	1	6.70%	90	1	4.46%

Total interest bearing liabilities	1,195,756	7,062	2.38%	1,048,552	9,236	3.53%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	173,404			171,889
Accrued interest payable and other liabilities	32,617			39,446

Total liabilities	1,401,777			1,259,887

Stockholders’ equity	134,696			141,133

Total liabilities and stockholders’ equity	$1,536,473			$1,401,020

Net interest income		$14,621			$13,856

Net interest spread			3.66%			3.57%

Net interest margin			4.07%			4.26%

	Six months ended June 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$11,494	$139	2.43%	$21,862	$588	5.42%
Mortgage loans held for sale	5,567	148	5.35%	3,885	124	6.44%
Securities:
Taxable	91,949	2,056	4.50%	99,620	2,156	4.36%
Tax-exempt	24,922	693	5.59%	28,920	800	5.58%
FHLB stock	4,033	105	5.24%	3,673	120	6.59%
Loans, net of unearned income	1,271,745	40,667	6.43%	1,151,437	42,193	7.39%

Total earning assets	1,409,710	43,808	6.25%	1,309,397	45,981	7.08%

Less allowance for loan losses	14,143			12,498

	1,395,567			1,296,899
Non-earning assets:
Cash and due from banks	26,856			33,977
Premises and equipment	27,888			24,811
Accrued interest receivable and other assets	53,002			48,223

Total assets	$1,503,313			$1,403,910

	Six months ended June 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$212,182	$623	0.59%	$214,187	$1,563	1.47%
Savings deposits	41,823	29	0.14%	42,252	103	0.49%
Money market deposits	293,398	3,309	2.27%	206,504	3,894	3.80%
Time deposits	436,208	8,700	4.01%	453,237	10,125	4.50%
Securities sold under agreements to repurchase and federal funds purchased	79,702	730	1.84%	81,151	1,352	3.36%
Other short-term borrowings	14,035	227	3.25%	634	6	1.91%
FHLB advances	90,660	2,059	4.57%	58,121	1,382	4.80%
Subordinated debentures	61	2	6.59%	97	3	6.24%

Total interest bearing liabilities	1,168,069	15,679	2.70%	1,056,183	18,428	3.52%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	168,989			170,309
Accrued interest payable and other liabilities	32,957			37,166

Total liabilities	1,370,015			1,263,658

Stockholders’ equity	133,298			140,252

Total liabilities and stockholders’ equity	$1,503,313			$1,403,910

Net interest income		$28,129			$27,553

Net interest spread			3.55%			3.56%

Net interest margin			4.01%			4.24%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $247,000 and $277,000, respectively, for the three month periods ended June 30, 2008 and 2007, and $494,000 and $560,000, respectively, for the six month periods ended June 30, 2008 and 2007.

Fully taxable equivalent net interest income of $14,621,000 for the three months ended June 30, 2008 increased $765,000, or 5.5%, from $13,856,000 when compared to the same period last year. Net interest spread and net interest margin were 3.66% and 4.07%, respectively, for the second quarter of 2008 and 3.57% and 4.26%, respectively, for the second quarter of 2007.

Fully taxable equivalent net interest income of $28,129,000 for the six months ended June 30, 2008 increased $576,000, or 2.1%, from $27,553,000 when compared to the same period last year. Net interest spread and net interest margin were 3.55% and 4.01%, respectively, for the first six months of 2008 and 3.56% and 4.24%, respectively, for the first six months of 2007.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Approximately 40% of the Company’s loan portfolio is variable rate and when the Federal Reserve cuts short-term interest rates that portion of the portfolio reprices immediately. At inception, the rates on fixed rate loans generally correlate to the five year Treasury, and the persistence of low short term rates has held those rates low. Both of these factors have coupled with downward pressure on loan rates and higher interest rates on deposits due to the volume of deposits needed to fund loan growth, and the higher rates created by local competition. The Company expects pressure on net interest margins to continue in the near term, and further reductions in short-term rates by the Federal Reserve could add more compression.

Average earning assets increased $100.3 million or 7.7%, to $1.410 billion for the first six months of 2008 compared to 2007, reflecting growth in the loan portfolio partially offset by decreases in investment securities and short term earning assets.  Average interest bearing liabilities increased $111.9 million, or 10.6%, to $1.168 billion for the first six months of 2008 compared to 2007 primarily due to increases in money market, time deposits, and short term borrowings, partially offset by decreases in securities sold under agreements to repurchase and fed funds purchased.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2008 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative impact. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	1.37%
Increase 100bp	0.68
Decrease 100bp	(1.07)
Decrease 200bp	(3.30)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2008 and 2007 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2008	2007	2008	2007

Balance at the beginning of the period	$14,097	$12,183	$13,450	$12,203
Provision for loan losses	975	460	2,200	1,240
Loan charge-offs, net of recoveries	(616)	(578)	(1,194)	(1,378)
Balance at the end of the period	$14,456	$12,065	$14,456	$12,065
Average loans, net of unearned income	$1,308,304	$1,160,064	$1,271,745	$1,151,437
Provision for loan losses to average loans (1)	0.07%	0.04%	0.17%	0.11%
Net loan charge-offs to average loans (1)	0.05%	0.05%	0.09%	0.12%
Allowance for loan losses to average loans	1.10%	1.04%	1.14%	1.05%
Allowance for loan losses to period-end loans	1.09%	1.04%	1.09%	1.04%
Allowance to nonperforming loans	263.75%	252.99%	263.75%	252.99%

(1) Amounts not annualized

The provision for loan losses increased $960,000 during the first six months of 2008 as compared to 2007. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2008.  Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs decreased $184,000 for the first six months of 2008 compared to the same period in 2007.  Charge offs in the first six months of 2007 included $800,000 for one loan involving fraudulent collateral.  Although the ratio of loan charge-offs to average loans was unchanged in the second quarter of 2008 as compared to 2007, management feels this trend is not entirely indicative of potential exposure in the portfolio given the current uncertainty in the general economy.  Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three  and six month periods ended June 30, 2008 and 2007.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2008	2007	2008	2007

Non-interest income:
Investment management and trust services	$3,236	$3,336	$6,515	$6,533
Service charges on deposit accounts	2,117	2,204	4,109	4,222
Bankcard transaction revenue	691	590	1,312	1,132
Gains on sales of mortgage loans held for sale	351	391	694	647
Gains on sales of securities available for sale	—	—	—	—
Brokerage commissions and fees	444	452	885	945
Bank owned life insurance income	258	247	510	483
Other	570	504	992	918

Total non-interest income	$7,667	$7,724	$15,017	$14,880

Non-interest expenses:
Salaries and employee benefits	$7,367	$6,632	14,555	$13,239
Net occupancy expense	1,036	930	2,045	1,820
Data processing expense	896	1,051	1,648	2,066
Furniture and equipment expense	276	290	552	582
State bank taxes	314	311	654	489
Other	2,412	2,270	4,790	4,662

Total non-interest expenses	$12,301	$11,484	$24,244	$22,858

Total non-interest income decreased $57,000, or 0.7%, for the second quarter of 2008, but increased $137,000, or 0.9%, for the first six months of 2008, compared to the same periods in 2007.

Investment management and trust services income decreased $100,000, or 3.0%, in the second quarter of 2008, as compared to the same period in 2007.  This decrease arose from a decline in executor fees and the impact of a decline in the value of assets under management, partially offset by a number of factors, none of which is individually significant.  For the first six months of 2008, investment management and trust services income decreased $18,000, or 0.3%, compared to 2007.  Trust assets under management at

June 30, 2008 were $1.54 billion, compared to $1.67 billion at December 31, 2007 and $1.67 billion at June 30, 2007.  Trust assets are expressed in terms of market value, and total assets under management are affected directly by the performance of the equity and bond markets.  As of June 30, 2008, declines in market value of trust assets more than offset 2008 growth from net new business.

Service charges on deposit accounts decreased $87,000, or 3.9%, in the second quarter of 2008, and decreased $113,000, or 2.7%, for the first six months of 2008 as compared to the same periods in 2007.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year, and has been slowly trending downward after a high in 2006.

Bankcard transaction revenue increased $101,000, or 17.1%, in the second quarter of 2008, and increased $180,000, or 15.9%, for the first six months of 2008 as compared to the same periods in 2007. Results in 2008 compared favorably to 2007 as bankcard transaction volume continues to increase.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Prior to late 2007, all loans were sold without retaining servicing rights.  Beginning in 2007, the Bank began to service mortgage loans that were sold to Fannie Mae.  Gains on sales of mortgage loans were $351,000 in the second quarter of 2008 and $391,000 in 2007.  This represents a decrease of 10.2%.  For the six months ended June 30, 2008, gains on the sale of mortgage loans increased 7.3% to $694,000 from $647,000 in 2007.  Prevailing mortgage interest rates fell substantially in late 2007 and remained at attractive levels for the first six months of 2008 resulting in an increase in loan volume during the first six months of 2008.

Brokerage commissions and fees decreased $8,000, or 1.8%, in the second quarter of 2008, and decreased $60,000, or 6.3%, for the first six months of 2008, as compared to the same period in 2007.  The quarterly and year-to-date decrease corresponded to lower overall brokerage volume.  The Company expects brokerage volume to continue to be hindered until retail investor confidence in the stock market improves.

Bank owned life insurance income increased $11,000 or 4.5%, and other non-interest income increased $66,000, or 13.1%, in the second quarter of 2008 as compared to the same period in 2007.  For the first six months of 2008, bank owned life insurance income increased $27,000, or 5.6%, and other non-interest income increased 74,000, or 8.1%, as compared to the same period in 2007.

Total non-interest expenses increased $817,000, or 7.1%, for the second quarter of 2008 as compared to the same period in 2007.  Total non-interest expenses increased $1,386,000, or 6.1%, for the first six months of 2008 as compared to the same period in 2007.

Salaries and employee benefits increased $735,000, or 11.1%, for the second quarter of 2008, and $1,316,000, or 9.9% for the first six months of 2008, as compared to the same periods of 2007.  These increases reflect the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market along with regular salary increases and the rising costs of health insurance. The Bank had 457 full time equivalent employees as of June 30, 2008, compared to 445 full time equivalents as of June 30, 2007.

Net occupancy expense increased $106,000, or 11.4%, in the second quarter of 2008, and $225,000, or 12.4% for the first six months of 2008, as compared to the same periods of 2007, primarily reflecting costs associated with the Company’s geographical expansion.  Data processing expense decreased $155,000 or 14.7% for the first quarter of 2008, and $418,000, or 20.2% for the first six months of 2008, as compared to the same periods in 2007, largely due to renegotiated terms with the Bank’s provider of ATM network and debit card processing.  Furniture and equipment expense decreased $14,000 or 4.8% for the second quarter of 2008, and $30,000 or 5.2% for the first six months of 2008, as compared to the same periods in 2007.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $3,000, or 1.0%, for the second quarter of 2008, and $165,000, or 33.7% for the first six months of 2008, as compared to the same periods in 2007.  These bank taxes are based on five-year average capital levels. The year-to-date increase is primarily because the Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount reducing state tax expense in the first quarter of 2007 by approximately $160,000.

Other non-interest expenses increased $142,000 or 6.3% in the second quarter of 2008, and $128,000, or 2.7% for the first six months of 2008, as compared to the same periods in 2007.  The increases in other non-interest expenses are related to a variety of factors, none of which is individually significant.

Income Taxes

In the second quarter of 2008, Bancorp recorded income tax expense of $2,636,000, compared to $3,062,000 for the same period in 2007.  The effective rate for the three month period was 30.1% in 2008 and 32.7% in 2007.  Bancorp recorded income tax expense of $5,041,000 for the first six months of 2008, compared to $5,774,000 for the same period in 2007.  The effective rate for the six months period was 31.1% in 2008 and 32.5% in 2007.  The decreases in the effective tax rate were primarily due to an increased level of tax credits and proportion of tax-exempt interest income to total interest income.

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

b)             Financial Condition

Balance Sheet

Total assets increased $114.1 million, or 7.7%, from $1.482 billion on December 31, 2007 to $1.596   billion on June 30, 2008.  The most significant contributor of the increase in assets was loan growth. Loan totals increased $118,571,000 from the end of 2007. This increase was partially offset by a $51,160,000 decrease in investment securities primarily resulting from maturities and calls.  Due to low prevailing interest rates, management chose not to replace maturing securities during the six month period.  Total assets at June 30, 2008 increased $171 million from June 30, 2007, representing a 12.0% increase.  Average assets for the first six months of 2008 were $1.503 billion.

Total liabilities increased $112.3 million, or 8.3%, from $1.349 billion on December 31, 2007 to $1.461 billion on June 30, 2008.  The most significant component of the increase was in time deposits which rose $95,023,000, or 22.4% in support of loan growth. Total money market deposits increased $41,326,000 or 15.6%, savings deposits increased $4,814,000 or 12.4%, and other short-term borrowings increased $4,052,000 or 38.0%. Beginning late in 2007 the Bank introduced a non-collateralized corporate sweep account. These balances are included in money market deposits, and at the end of the second quarter of 2008, totaled approximately $28 million.  Securities sold under repurchase agreements and federal funds purchased decreased $52,930,000 or 48.7%. The decline in securities sold under repurchase agreements corresponds to the increase in money market deposits as discussed above, while federal funds purchased decreased $27,490,000 to $0 at June 30, 2008.

Equity holdings in the investment portfolio are concentrated in the bank and financial service companies, and as such, have been negatively impacted by declining industry performance. Management evaluates these investments considering various factors, and volatility in these markets, particularly subsequent to June 30 could give rise to other-than-temporary impairment in the future.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $4,938,000 and loans past due over 90 days and still accruing of $543,000, totaled $5,481,000 at June 30, 2008.  Non-performing loans were $3,370,000 at December 31, 2007 including $406,000 of loans past due over 90 days and still accruing. Non-performing loans represents 0.42% of total loans at June 30, 2008 compared to 0.28% at December 31, 2007.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $8,476,000 at June 30, 2008 and $7,201,000 at December 31, 2007.  This represents 0.53% of total assets at June 30, 2008 compared to 0.49% at December 31, 2007.

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

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase, sweep accounts as they are commonly called, which consist of commercial customers excess cash balances.  Also, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2008, the Bank’s additional borrowing capacity with the FHLB was approximately $12.7 million.  Additionally, the Bank had an available line of credit and federal funds purchased lines with correspondent banks totaling $110 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  At June 30, 2008, the Bank may pay up to $6,281,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  As a result of a $20 million dividend in 2006 to fund redemption of trust preferred securities, the Bank obtained approval for its first quarter 2007 and 2008 dividends.  For the first six months of 2008, the Bank declared dividends to Bancorp totaling $4,571,380.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At June 30, 2008, stockholders’ equity totaled $134,848,000, an increase of $1,824,000 since December 31, 2007.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2007. Much of the 2008 growth in capital was offset by share repurchase activity. During the first quarter, the Company repurchased 227,600 shares and as of June 30, 2008, the Company had remaining authorization to repurchase approximately 163,000 shares.  However, management does not contemplate resuming repurchase activity in the near term.  Accumulated other comprehensive income/(loss) which, for Bancorp, consists of net unrealized gains/(losses) on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled ($213,000) at June 30, 2008 and $83,000 at December 31, 2007.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s risk based capital amounts and ratios as of June 30. The decrease in the total risk-based capital ratio from 11.62% at June 30, 2007 to 10.26% at June 30, 2008 is largely due to share repurchase activity and loan growth.

	June 30
	2008		2007
	Amount	Ratio	Amount	Ratio

Total risk-based capital	$148,695	10.26%	154,513	11.62%
For capital adequacy purposes	115,942	8.00	106,389	8.00
To be well capitalized	144,927	10.00	132,986	10.00

Tier 1 risk-based capital	$134,179	9.26%	142,358	10.70%
For capital adequacy purposes	57,961	4.00	53,194	4.00
To be well capitalized	86,941	6.00	79,792	6.00

Leverage ratio (Tier 1 capital)	$134,179	8.74%	142,358	10.17%
For capital adequacy purposes	46,057	3.00	42,012	3.00
To be well capitalized	76,761	5.00	70,020	5.00

e)              Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  Prior to SFAS No.162, the GAAP hierarchy was identified in SAS No. 69, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles”, and was directed at auditors. The FASB believes that the hierarchy of GAAP sources should be directed at preparers of financial statements and thus should be included within the accounting literature. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The implementation of this statement is not anticipated to have a significant impact on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data.  The Statement does not require any new fair value measurements. The adoption of FASB Statement No. 157 did not have a material impact on Bancorp’s consolidated financial statements.

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

Staff Accounting Bulletin No. 109 expresses the view of SEC staff that, for written loan commitments that are accounted for at fair value through earnings, the expected net future cash flows related to the associated servicing of those loans should be included in the measurement of fair value. It is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this Bulletin is not anticipated to have a significant impact on the Company’s financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2008 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2008.

	Total number of Shares Purchased	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 - April 31	—	$—	—	163,000
May 1 - May 31	—	—	—	163,000
June 1 - June 30	—	—	—	163,000

Total	—	$—	—	163,000

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares. The Directors expanded this plan by 550,000 additional shares in July 2007, and again in November 2007. The plan’s expiration date is set for November 2008.  In 2007, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan.  There has been no repurchase activity since March 2008.  As noted above, as of June 30, 2008 there remain 163,000 shares yet to be purchased under the program.

Item 4.                Submission of Matters to a Vote of Security Holders

On April 23, 2008, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 11,095,022 shares, and those shares were voted as follows:

(1) Fixing the number of directors at twelve:

For	10,965,372
Against	126,282
Abstain	2,441

(2) Amend Article IX to declassify Board of Directors:

For	10,436,831
Against	308,517
Abstain	348,750

(3) Election of Directors:  The following individuals were nominated in 2008 to serve until the next annual meeting of shareholders.  All nominees were elected.  The results were as follows:

	Votes	Votes
	For	Withheld

David H. Brooks	11,007,275	86,654
James E Carrico	11,007,258	86,640
Charles R. Edinger III	10,996,576	97,427
David P. Heintzman	11,006,919	87,189
Carl G. Herde	10,996,593	97,130
Richard A. Lechleiter	11,007,565	86,263
Bruce P. Madison	11,007,258	86,465
Nicholas X. Simon	11,007,275	86,448
Norman Tasman	11,007,275	87,569
Robert L. Taylor	11,007,565	86,158
Kathy C. Thompson	11,007,275	86,553

Item 6.                Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
number	Description of exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 8 2008	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer