Form 10-Q
period 2008-09-30
S Y BANCORP INC
filed 2008-11-07
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Common Stock, no par value 13,461,890

Shares issued and outstanding at October 30, 2008

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

–	Unaudited Condensed Consolidated Statements of Income
for the three months and nine months ended September 30, 2008 and 2007

–	Unaudited Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2008 and 2007

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
for the nine months ended September 30, 2008

–	Unaudited Condensed Consolidated Statements of Comprehensive Income
for the three and nine months ended September 30, 2008 and 2007

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$35,545	$38,907
Federal funds sold	21,571	422
Mortgage loans held for sale	2,216	4,771
Securities available for sale (amortized cost of $203,630 in 2008 and $161,927 in 2007)	203,783	162,549
Securities held to maturity (fair value of $46 in 2008 and $1,128 in 2007)	44	1,129
Federal Home Loan Bank stock	4,324	3,931
Loans	1,316,661	1,201,938
Less allowance for loan losses	14,785	13,450
Net loans	1,301,876	1,188,488
Premises and equipment, net	28,239	27,195
Bank owned life insurance	23,895	23,122
Accrued interest receivable and other assets	31,963	31,705
Total assets	$1,653,456	$1,482,219

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$184,647	$170,477
Interest bearing	1,081,319	936,230
Total deposits	1,265,966	1,106,707
Securities sold under agreements to repurchase and federal funds purchased	98,520	108,699
Other short-term borrowings	15,435	10,665
Accrued interest payable and other liabilities	34,565	33,034
Federal Home Loan Bank advances	90,000	90,000
Subordinated debentures	10,060	90
Total liabilities	1,514,546	1,349,195
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,457,080 and 13,599,563 shares in 2008 and 2007, respectively	5,747	6,214
Additional paid-in capital	7,158	9,821
Retained earnings	126,146	116,906
Accumulated other comprehensive income (loss)	(141)	83
Total stockholders’ equity	138,910	133,024
Total liabilities and stockholders’ equity	$1,653,456	$1,482,219

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2008 and 2007

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$20,254	$21,290	$60,636	$63,164
Federal funds sold	313	168	452	756
Mortgage loans held for sale	39	57	187	181
Securities – taxable	1,423	1,294	3,625	3,516
Securities – tax-exempt	259	263	743	822
Total interest income	22,288	23,072	65,643	68,439
Interest expense:
Deposits	6,342	7,855	19,003	23,540
Securities sold under agreements to repurchase and federal funds purchased	274	799	1,004	2,151
Other short-term borrowings	169	11	396	17
Federal Home Loan Bank advances	1,037	854	3,096	2,236
Subordinated debentures	1	2	3	5
Total interest expense	7,823	9,521	23,502	27,949
Net interest income	14,465	13,551	42,141	40,490
Provision for loan losses	900	850	3,100	2,090
Net interest income after provision for loan losses	13,565	12,701	39,041	38,400
Non-interest income:
Investment management and trust services	2,885	3,227	9,400	9,760
Service charges on deposit accounts	2,196	2,260	6,305	6,482
Bankcard transaction revenue	662	596	1,974	1,728
Gains on sales of mortgage loans held for sale	366	227	999	874
Loss on sales of securities available for sale	(607)	—	(607)	—
Brokerage commissions and fees	413	498	1,298	1,443
Bank owned life insurance income	263	250	773	733
Other	396	498	1,347	1,470
Total non-interest income	6,574	7,556	21,489	22,490
Non-interest expenses:
Salaries and employee benefits	6,824	6,865	21,318	20,104
Net occupancy expense	1,121	917	3,166	2,737
Data processing expense	840	979	2,488	3,045
Furniture and equipment expense	290	291	842	873
State bank taxes	340	326	994	815
Other	2,505	2,149	7,295	6,811
Total non-interest expenses	11,920	11,527	36,103	34,385
Income before income taxes	8,219	8,730	24,427	26,505
Income tax expense	2,776	2,843	7,817	8,617
Net income	$5,443	$5,887	$16,610	$17,888
Net income per share:
Basic	$0.41	$0.42	$1.24	$1.25
Diluted	0.40	0.41	1.22	1.23
Average common shares:
Basic	13,435	14,185	13,432	14,299
Diluted	13,652	14,400	13,615	14,525

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007

(In thousands)

	2008	2007
Operating activities:
Net income	$16,610	$17,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	2,090
Depreciation, amortization and accretion, net	1,884	1,930
Deferred income tax benefit	(630)	(505)
Loss on sale of securities available for sale	607	—
Gains on sales of mortgage loans held for sale	(999)	(874)
Origination of mortgage loans held for sale	(76,633)	(59,917)
Proceeds from sale of mortgage loans held for sale	80,187	61,730
Bank owned life insurance income	(773)	(733)
Gain (loss) on the sale of other real estate	(3)	28
Stock compensation expense	534	386
Excess tax benefits from share-based compensation arrangements	(108)	(33)
Increase in accrued interest receivable and other assets	(72)	(9,498)
Increase (decrease) in accrued interest payable and other liabilities	1,471	(3)
Net cash provided by operating activities	25,175	12,489
Investing activities:
Purchases of securities available for sale	(243,762)	(62,029)
Proceeds from sale of securities available for sale	3,344	—
Proceeds from maturities of securities available for sale	197,674	62,985
Proceeds from maturities of securities held to maturity	1,084	1,054
Net increase in loans	(117,649)	(6,946)
Purchases of premises and equipment	(2,940)	(2,169)
Proceeds from sale of other real estate	1,907	3,122
Net cash used in investing activities	(160,342)	(3,983)
Financing activities:
Net increase (decrease) in deposits	159,259	(35,813)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(10,179)	8,967
Net increase in other short-term borrowings	4,770	267
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayments of Federal Home Loan Bank advances	—	(10,000)
Issuance of subordinated debentures	10,000	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,085	1,089
Excess tax benefits from share-based compensation arrangements	108	33
Common stock repurchases	(5,382)	(12,211)
Cash dividends paid	(6,677)	(6,608)
Net cash provided by (used in) financing activities	152,954	(34,306)
Net increase (decrease) in cash and cash equivalents	17,787	(25,800)
Cash and cash equivalents at beginning of period	39,329	59,678
Cash and cash equivalents at end of period	$57,116	$33,878
Supplemental cash flow information:
Income tax payments	$6,010	$7,570
Cash paid for interest	23,661	27,371
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,161	$2,742

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended September 30, 2008

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	Paid-in capital	earnings	income (loss)	Total
Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	16,610	—	16,610

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(224)	(224)

Stock compensation expense	—	—	534	—	—	534

Stock issued for stock options exercised and dividend reinvestment plan	69	236	957	—	—	1,193

Stock issued for non-vested restricted stock	23	76	463	(539)	—	—

Cash dividends, $0.51 per share	—	—	—	(6,845)	—	(6,845)

Shares repurchased or cancelled	(235)	(779)	(4,617)	14	—	(5,382)

Balance September 30, 2008	13,457	$5,747	$7,158	$126,146	$(141)	$138,910

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$5,443	$5,887	$16,610	$17,888
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of ($173), $454, ($333), and $380, respectively)	(323)	844	(619)	705
Reclassification adjustment for securities losses realized in income (net of tax of $212, $0, $212, and $0, respectively)	395	—	395	—
Other comprehensive income (loss)	72	844	(224)	705
Comprehensive income	$5,515	$6,731	$16,386	$18,593

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

Interim results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

Investment securities consisted of the following at September 30, 2008.

S.Y. BANCORP, INC. AND SUBSIDIARY

			Unrealized
	Cost	Fair Value	Gain/(Loss)
Securities available for sale
U.S. Treasury securities	$6,795	$6,958	$163
Government agency securities	137,558	137,963	405
Total government securities	144,353	144,921	568

Mortgage backed securities - GNMA	22,423	22,683	260
Mortgage backed securities - government agencies	7,043	7,028	(15)
Total mortgage backed securities	29,466	29,711	245

Tax-exempt securities	26,578	26,834	256

Trust preferred securities of other financial institutions	3,233	2,317	(916)

Total securities available for sale	$203,630	$203,783	$153

Securities held to maturity
Mortgage backed securities - government agencies	$44	$46	$2

Total securities held to maturity	$44	$46	$2

Federal Home Loan Bank stock
Federal Home Loan Bank stock	$4,324	$4,324	$—

Total Federal Home Loan Bank stock	$4,324	$4,324	$—

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.

Debt securities with gross unrealized losses consist of 49 and 41 separate investment positions as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, Bancorp has 5 securities which were temporarily impaired for 12 months or longer, all of which are debt securities.  These securities, which have a total fair value of $1,473,000, have an unrealized loss of $23,000.

In the third quarter of 2008, the Bancorp sold $4,125,000 par of preferred securities of financial companies, generating a loss of $607,000 and eliminating the Company’s position in these types of securities.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

The Company’s investment in a domestic private investment fund is comprised of bank and other financial industry stocks and is carried at cost in accordance with Statement of Position 78-9.  This investment was previously included in securities available for sale, and was reclassified to other assets in the third quarter of 2008.

S.Y. BANCORP, INC. AND SUBSIDIARY

Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of September 30, 2008, management is of the opinion that none of the investment securities are other than temporarily impaired.

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

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of September 30, 2008, there were 272,225 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. Restricted shares vest over two to five years.  All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

As a result of applying the provisions of SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $534,000 and $386,000 before income taxes and a deferred tax benefit of $187,000 and $135,000 resulting in a reduction of net income of $347,000 and $251,000 for the nine months ended September 30, 2008 and 2007, respectively. For the third quarter of 2008 and 2007, Bancorp recognized $171,000 and $144,000 of compensation expense before taxes, a deferred tax benefit of $60,000 and $50,000, and a reduction of net income of $111,000 and $94,000, respectively.  Bancorp expects to record an additional $127,000 of compensation expense in 2008. As of September 30, 2008 Bancorp has $1,558,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $1,035,000 and $1,037,000 from the exercise of options during the first nine months of 2008 and 2007, respectively.

In accordance with the Financial Accounting Standards Board Staff Position SFAS No. 123R–3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”, Bancorp elected the alternative transition method to calculate the beginning balance of the pool of excess tax benefits.  The beginning balance of excess tax benefits was calculated as the sum of all net increases in additional paid-in-capital related to tax benefits from stock-based employee compensation, less the incremental stock-based after-tax compensation costs that would have been recognized if the fair value recognition provisions of SFAS No. 123 had been used to account for stock-based compensation costs.

Under SFAS No. 123R, Bancorp is required to reduce future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.

S.Y. BANCORP, INC. AND SUBSIDIARY

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

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2008 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

S.Y. BANCORP, INC. AND SUBSIDIARY

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2007
Vested and exercisable	800	$9.76-26.83	$18.10	$4,794	$3.90
Unvested	216	18.05-26.83	25.42	13	5.96
Total outstanding	1,016	9.76-26.83	19.65	4,807	4.34

Granted	114	23.37	23.37	827	4.57
Exercised	(69)	9.76-26.83	15.16	706	3.08
Forfeited	(13)	22.81-26.83	24.48	84	5.43

At September 30, 2008
Vested and exercisable	801	9.82-26.83	18.91	9,379	4.10	4.86
Unvested	247	20.25-26.83	24.75	1,449	5.48	8.41
Total outstanding	1,048	9.82-26.83	20.29	$10,828	4.43	5.70

Vested during quarter	23	18.05-23.37	23.27	$170	4.56

The weighted average fair values of options and SARs granted in 2008 and 2007 were $4.57 and $6.14, respectively.

In February 2008, Bancorp adopted a stock appreciation rights program under the terms of the Company’s 2005 Stock Incentive Plan and granted 114,195 SARs at the current market price of $23.37 and a fair value of $4.57.   Of these SARs, 22,700 were granted to certain executive officers and vested in the third quarter of 2008.    Other awards will primarily vest 20% per year over the next five years.  All SARs expire ten years from the date of grant.

Also, in February 2008, Bancorp granted 23,043 shares of common stock at the weighted average current market price of $23.44.  These grants vest over two to five years.  As of September 30, 2008, 590 restricted shares had been forfeited. In the first nine months of 2008, 4,752 restricted shares granted in 2007 vested.

S.Y. BANCORP, INC. AND SUBSIDIARY

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 follows (in thousands):

	2008	2007
Beginning balance January 1,	$13,450	$12,203
Provision for loan losses	3,100	2,090
Loans charged off	(2,310)	(2,447)
Recoveries	545	704
Ending balance September 30,	$14,785	$12,550

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $90 million, at September 30, 2008, via four separate advances. The first two are fixed rate, non-callable advances of $20 million and $30 million.  The third advance of $20 million is a fixed rate advance eligible to be called by the FHLB in December of 2008, and then quarterly going forward until its maximum maturity in December of 2010.  The fourth advance of $20 million is a fixed rate advance eligible to be called by the FHLB in November of 2008 and then quarterly going forward until its maximum maturity in May of 2012.  The weighted average rate of these advances was 4.58% at September 30, 2008. Interest payments are due monthly, with principal due at maturity. Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $21.2 million as of September 30, 2008 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $30 million outstanding at September 30, 2008.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows (in thousands):

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	27	28	82	85
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss	6	7	18	20

Net periodic benefit cost	$33	$35	$100	$105

(6)                     Commitments to Extend Credit

As of September 30, 2008, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $334,832,000 including standby letters of credit of $21,262,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2008. Commitments to extend credit were $360,604,000, including letters of credit of $19,414,000, as of December 31, 2007. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2008.

S.Y. BANCORP, INC. AND SUBSIDIARY

(8)                     Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2008 and 2007, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net income, basic and diluted	$5,443	$5,887	$16,610	$17,888
Average shares outstanding	13,435	14,185	13,432	14,299
Effect of dilutive securities	217	215	183	226

Average shares outstanding including dilutive securities	13,652	14,400	13,615	14,525

Net income per share, basic	$0.41	$0.42	$1.24	$1.25
Net income per share, diluted	$0.40	$0.41	$1.22	$1.23

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

Selected financial information by business segment for the three and nine month periods ended  September 30, 2008 and 2007 follows:

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months		Nine months
	ended September 30		ended September 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net interest income (expense):
Commercial banking	$14,384	$13,503	$41,893	$40,344
Investment management and trust	81	48	248	144
Total	$14,465	$13,551	$42,141	$40,488

Provision for loan losses:
Commercial banking	$900	$850	$3,100	$2,090
Investment management and trust	—	—	—	—
Total	$900	$850	$3,100	$2,090

Non-interest income:
Commercial banking	$3,689	$4,329	$12,089	$12,732
Investment management and trust	2,885	3,227	9,400	9,760
Total	$6,574	$7,556	$21,489	$22,492

Non-interest expense:
Commercial banking	$10,456	$9,888	$31,550	$29,604
Investment management and trust	1,464	1,639	4,553	4,781
Total	$11,920	$11,527	$36,103	$34,385

Tax expense
Commercial banking	$2,253	$2,270	$6,037	$6,824
Investment management and trust	523	573	1,780	1,793
Total	$2,776	$2,843	$7,817	$8,617

Net income:
Commercial banking	$4,464	$4,824	$13,295	$14,558
Investment management and trust	979	1,063	3,315	3,330
Total	$5,443	$5,887	$16,610	$17,888

S.Y. BANCORP, INC. AND SUBSIDIARY

(10)              Subsequent Events

Company management is carefully evaluating participation in the U.S. Treasury’s recently announced voluntary capital purchase program.  Under the program the Treasury will purchase senior preferred shares on terms standardized for all participants.  Subscription amounts range from 1 to 3 percent of risk-weighted assets.  For Bancorp, the Treasury investment would range from approximately $14.4 million to $43.3 million.  Interested institutions must apply by mid-November 2008.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  The new program will (1) guarantee newly issued senior unsecured debt such as fed funds, and (2) provide full deposit insurance coverage for non-interest bearing deposit accounts regardless of the dollar amount.  The program is automatic without cost until mid-November 2008.  After that time, fees will be assessed by the FDIC to cover the cost of each part of the program.  Institutions may opt out of either program by December 5, 2008.  Company management is carefully evaluating participation in the first program, and intends to continue participation in the second program.

In October 2008 PNC agreed to acquire National City Bank.  According to published FDIC deposit data, as of June 30, 2008, National City Bank ranked as having the largest market share, and PNC ranked as having the third largest market share in the Louisville MSA.  The transaction is expected to occur by the end of 2008 and the effect of the transaction on the banking environment in Louisville, Bancorp’s primary market, remains to be seen.

(11)              Income Taxes

Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2007 and September 30, 2008, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.  Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of January 1 and September 30, 2008, the amount accrued for the potential payment of interest and penalties was $20,000.

S.Y. BANCORP, INC. AND SUBSIDIARY

(12)              Fair Value Measurements

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

S.Y. BANCORP, INC. AND SUBSIDIARY

The portfolio of investment securities available for sale is comprised of debt securities of the U.S. Treasury and other U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks. The trust preferred securities are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$203,783	$960	$202,823	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$2,216	$—	$2,216	$—
Mortgage servicing rights	518			518
Total	$2,734	$—	$2,216	$518

The following represent impairment charges recognized during the period.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $518,000, resulting in a valuation allowance of $25,000.  A corresponding charge of $25,000 was included in earnings for the period.

S.Y. BANCORP, INC. AND SUBSIDIARY

Loans are measured for impairment and, if indicated, are written down based on the value of underlying collateral.  In cases of real estate collateral, fair value is generally determined from external appraisals and assessment of values as estimated by management. In cases of non-real estate collateral, fair value is estimated using judgments and estimates of external professionals and of management. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At September 30, 2008, the carrying value of impaired loans with a valuation allowance was $3,342,000 and the corresponding valuation allowance was $1,214,000. The valuation allowance for impaired loans decreased $74,000 from $1,288,000 at June 30, 2008.  Charge-offs of impaired loans totaled $411,000 for the third quarter of 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2008 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2008 compared to the year ended December 31, 2007. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2008 through September 30

Driven primarily by loan growth, the third quarter and first nine months of 2008 were marked by higher net interest income.  However, net income was lower as compared to the year-earlier periods, due to continued pressure on net interest margin, a higher provision for loan losses, increasing non-interest expenses arising primarily from the Company’s expansion, and decreasing non-interest income.  Lower non-interest income was due to a decline in investment management and trust fees, combined with a loss on the sale of securities, partially offset by an increase in mortgage and bankcard transaction revenue.  With these factors combined, the Company completed the third quarter and first nine months of 2008 with net income less than the comparable periods of 2007 by 7.5% and 7.1%, respectively.  The impact of the Company’s stock repurchase program over the past year helped mitigate the effect of lower net income on earnings per share. Diluted earnings per share for the third quarter and first nine months of 2008 was down 2.4% and 0.8%, respectively, compared to the year-earlier periods.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income

S.Y. BANCORP, INC. AND SUBSIDIARY

earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.  Bancorp’s loan totals at September 30, 2008 increased 9.5% compared to December 31, 2007.  To support the growth, the Company aggressively sought deposits.

Net interest income increased 6.7% for the third quarter and 4.1% year to date compared with the year-earlier periods.  The increase for 2008 was primarily due to strong loan growth in the first half of the year but was offset by the compression on net interest margin in the wake of rate cuts by the Federal Reserve as well as the effect of competitive factors, particularly on deposit rates.  Net interest margin for the third quarter, at 3.78% decreased 29 basis points from the second quarter of 2008 and was 41 basis points lower than the 4.19% reported in the year-earlier period.  For the first nine months ended September 30, 2008, net interest margin was 3.94% compared to 4.22% for the year-earlier period.  This ongoing margin pressure, which began in the third quarter of 2006, reflects the drop in prevailing short-term interest rates coupled with the impact on interest rates associated with local competition for loans and deposits.  In the second and third quarters of 2008, the Company increased its liquidity, primarily by increasing deposit rates.  Deploying the liquidity in short term assets rather than loans had a negative impact on the net interest margin. The Company expects continued competitive pressures particularly on deposit rates will negatively impact net interest margins.

The Bank increased its provision for loan losses to $900,000 in the third quarter from $850,000 in the third quarter of 2007.  For the first nine months of 2008, the provision totaled $3,100,000, compared to $2,090,000 for the same period in 2007.  While the Company’s asset quality remains strong despite turmoil in the economy, management continues to be concerned about, and regularly monitors the loan portfolio for, the effects of well-publicized macroeconomic challenges. The Company’s allowance for loan losses was 1.12% of total loans at September 30, 2008, compared with 1.12% of total loans at December 31, 2007, and 1.08% at September 30, 2007.

Non-performing loans at September 30, 2008 were $3,940,000 or 0.30% relative to total loans, an increase from $3,370,000 or 0.28% at the end of the fourth quarter of 2007, and a decrease from $5,481,000 or 0.42% in the second quarter of 2008.  Net charge-offs totaled $571,000 or 0.04% of average loans in the third quarter of 2008 compared with $365,000 or 0.03% in the same period last year, and $616,000 or .05% in the second quarter of 2008.  Management continues to believe it has appropriately recognized the loan-loss exposure in its portfolio.

Non-interest income decreased 13.0% in the third quarter compared with the same quarter last year, primarily due to lower investment management and trust service income, service charges on deposit accounts and other non-interest income.  Some of this decrease was offset by increased gains on sales of mortgage loans, which rose 61.2% compared to the same period in 2007, and higher bankcard transaction revenue, which rose 11.1% compared to the same period in 2007, along with bank owned life insurance (BOLI) and other non-interest income.  In the third quarter of 2008, the Bancorp sold $4,125,000 par of preferred securities of financial companies, generating a loss of $607,000 and eliminating the Company’s position in these types of securities.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.  Non-interest income decreased 4.4% in the first nine months of 2008 compared with the year-earlier period, again driven primarily by lower investment management and trust service income, combined with the loss on the securities sold.

S.Y. BANCORP, INC. AND SUBSIDIARY

Non-interest expense increased 3.4% in the third quarter of 2008 versus the same period last year.  Higher non-interest expense for 2008 was primarily due to increasing occupancy expenses in part from the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market.  Non-interest expense increased 5.0% in the first nine months of 2008 compared with the year-earlier period.  The Company’s third quarter efficiency ratio was 55.97% compared with 55.13% in the second quarter of 2008 and 53.95% in the third quarter last year.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,443,000 for the three months ended September 30, 2008 decreased $444,000, or 7.5%, from $5,887,000 for the comparable 2007 period.  Basic net income per share was $0.41 for the third quarter of 2008, a decrease of 2.4% from the $0.42 for the same period in 2007.  Net income per share on a diluted basis was $0.40 for the third quarter of 2008 compared to $0.41 for the third quarter of 2007; a 2.4% decrease.  As noted above, the impact of the Company’s repurchase of 639,024 common shares in the past twelve months helped mitigate the effect of lower net income on earnings per share.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.31% and 15.84%, respectively, for the third quarter of 2008, compared to 1.66% and 16.50%, respectively, for the same period in 2007.

Net income of $16,610,000 for the nine months ended September 30, 2008 decreased $1,278,000, or 7.1%, from $17,888,000 from the comparable 2007 period.  Basic net income per share was $1.24 for the first nine months of 2008, a decrease of 0.8% from the $1.25 for the same period in 2007.  Net income per share on a diluted basis was $1.22 for the first nine months of 2008, a decrease of 0.8% from the $1.23 for the first nine months of 2007.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.43% and 16.50%, respectively, for the first nine months of 2008, compared to 1.70% and 17.00%, respectively, for the same period in 2007.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2008 and 2007 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended September 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$66,224	$313	1.88%	$12,404	$168	5.37%
Mortgage loans held for sale	2,657	39	5.84%	3,369	57	6.71%
Securities:
Taxable	137,462	1,365	3.95%	107,195	1,234	4.57%
Tax-exempt	25,190	370	5.84%	27,159	377	5.51%
FHLB stock	4,286	58	5.38%	3,792	60	6.28%
Loans, net of unearned income	1,315,401	20,400	6.17%	1,155,211	21,437	7.36%
Total earning assets	1,551,220	22,545	5.78%	1,309,130	23,333	7.07%
Less allowance for loan losses	14,816			12,504
	1,536,404			1,296,626
Non-earning assets:
Cash and due from banks	28,256			35,284
Premises and equipment	28,504			24,720
Accrued interest receivable and other assets	54,197			53,023
Total assets	$1,647,361			$1,409,653

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended September 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$204,898	$201	0.39%	$204,458	$764	1.48%
Savings deposits	43,426	12	0.11%	41,595	49	0.47%
Money market deposits	326,431	1,456	1.77%	213,417	2,048	3.81%
Time deposits	536,070	4,673	3.47%	433,811	4,994	4.57%
Securities sold under agreements to repurchase and federal funds purchased	78,466	274	1.39%	92,552	799	3.43%
Other short-term borrowings	14,756	169	4.56%	1,215	11	3.59%
FHLB advances	90,000	1,037	4.58%	70,000	854	4.84%
Long-term debt	169	1	2.35%	90	2	8.82%
Total interest bearing liabilities	1,294,216	7,823	2.40%	1,057,138	9,521	3.57%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	181,668			170,437
Accrued interest payable and other liabilities	34,813			40,495
Total liabilities	1,510,697			1,268,070
Stockholders’ equity	136,664			141,583
Total liabilities and stockholders’ equity	$1,647,361			$1,409,653
Net interest income		$14,722			$13,812
Net interest spread			3.38%			3.50%
Net interest margin			3.78%			4.19%

S.Y. BANCORP, INC. AND SUBSIDIARY

	Nine months ended September 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$29,870	$452	2.02%	$18,675	$756	5.41%
Mortgage loans held for sale	4,590	187	5.44%	3,711	181	6.52%
Securities:
Taxable	105,973	3,462	4.36%	100,795	3,336	4.43%
Tax-exempt	25,012	1,063	5.68%	28,327	1,177	5.56%
FHLB stock	4,118	163	5.29%	3,713	180	6.48%
Loans, net of unearned income	1,286,403	61,066	6.34%	1,152,709	63,630	7.38%
Total earning assets	1,455,966	66,393	6.09%	1,307,930	69,260	7.08%
Less allowance for loan losses	14,369			12,500
	1,441,597			1,295,430
Non-earning assets:
Cash and due from banks	27,326			34,417
Premises and equipment	28,095			24,780
Accrued interest receivable and other assets	54,661			51,218
Total assets	$1,551,679			$1,405,845

S.Y. BANCORP, INC. AND SUBSIDIARY

	Nine months ended September 30
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$209,736	$823	0.52%	$210,909	$2,327	1.48%
Savings deposits	42,361	41	0.13%	42,031	152	0.48%
Money market deposits	304,489	4,765	2.09%	208,833	5,942	3.80%
Time deposits	469,739	13,374	3.80%	446,690	15,119	4.53%
Securities sold under agreements to repurchase and federal funds purchased	79,287	1,004	1.69%	84,993	2,151	3.38%
Other short-term borrowings	14,278	396	3.70%	830	17	2.74%
FHLB advances	90,438	3,096	4.57%	62,124	2,236	4.81%
Long-term debt	97	3	4.13%	95	5	7.04%
Total interest bearing liabilities	1,210,425	23,502	2.59%	1,056,505	27,949	3.54%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	173,246			170,352
Accrued interest payable and other liabilities	33,580			38,288
Total liabilities	1,417,251			1,265,145
Stockholders’ equity	134,428			140,700
Total liabilities and stockholders’ equity	$1,551,679			$1,405,845
Net interest income		$42,891			$41,311
Net interest spread			3.50%			3.54%
Net interest margin			3.94%			4.22%

S.Y. BANCORP, INC. AND SUBSIDIARY

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $257,000 and $261,000, respectively, for the three month periods ended September 30, 2008 and 2007, and $750,000 and $821,000, respectively, for the nine month periods ended September 30, 2008 and 2007.

Fully taxable equivalent net interest income of $14,722,000 for the three months ended September 30, 2008 increased $910,000, or 6.6%, from $13,812,000 when compared to the same period last year. Net interest spread and net interest margin were 3.38% and 3.78%, respectively, for the third quarter of 2008 and 3.50% and 4.19%, respectively, for the third quarter of 2007.

Fully taxable equivalent net interest income of $42,891,000 for the nine months ended September 30, 2008 increased $1,580,000, or 3.8%, from $41,311,000 when compared to the same period last year. Net interest spread and net interest margin were 3.50% and 3.94%, respectively, for the first nine months of 2008 and 3.54% and 4.22%, respectively, for the first nine months of 2007.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Approximately one third of the Company’s loan portfolio is variable rate and reprices immediately when the prime rate changes. Of these variable rate loans, approximately $246 million have reached their contractual floor of 4% or higher. These loans are primarily comprised of commercial and real estate loans.  On October 29, 2008 the Federal Reserve cut the target fed funds rate to 1%, prompting a decrease in the prime rate to 4% the following day. Additionally, at inception, the rates on fixed rate loans generally correlate to the five year Treasury and the persistence of low short term rates has held those rates low. Both factors have coupled with downward competitive pressure on loan rates and higher interest rates on deposits created by local competition. The Company expects pressure on net interest margins to continue, and further reductions in short-term rates by the Federal Reserve will negatively impact net interest spread and margin.

Average earning assets increased $148 million or 11.3%, to $1.456 billion for the first nine months of 2008 compared to 2007, reflecting growth in the loan portfolio, investment securities and short term earning assets.  Average interest bearing liabilities increased $153.9 million, or 14.6%, to $1.210 billion for the first nine months of 2008 compared to 2007 primarily due to increases in money market, time deposits, and

S.Y. BANCORP, INC. AND SUBSIDIARY

short term borrowings, partially offset by decreases in securities sold under agreements to repurchase and fed funds purchased.  Approximately $40.7 million of the increase in money market balances, and corresponding decreases in securities sold under agreement to repurchase, relates to the implementation of a non-collateralized sweep account in late 2007. There has been a gradual migration to non-collateralized sweep accounts from securities sold under agreement to repurchase.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2008 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative impact. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change

Increase 200bp	6.92%
Increase 100bp	3.44
Decrease 100bp	(3.36)
Decrease 200bp	(6.75)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2008 and 2007 follows:

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2008	2007	2008	2007

Balance at the beginning of the period	$14,456	$12,065	$13,450	$12,203
Provision for loan losses	900	850	3,100	2,090
Loan charge-offs, net of recoveries	(571)	(365)	(1,765)	(1,743)
Balance at the end of the period	$14,785	$12,550	$14,785	$12,550
Average loans, net of unearned income	$1,315,401	$1,155,211	$1,286,403	$1,152,709
Provision for loan losses to average loans (1)	0.07%	0.07%	0.24%	0.18%
Net loan charge-offs to average loans (1)	0.04%	0.03%	0.14%	0.15%
Allowance for loan losses to average loans	1.12%	1.09%	1.15%	1.09%
Allowance for loan losses to period-end loans	1.12%	1.08%	1.12%	1.08%
Allowance to nonperforming loans	375.25%	295.71%	375.25%	295.71%

(1) Amounts not annualized

The provision for loan losses increased $1,010,000 during the first nine months of 2008 as compared to 2007. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2008.  Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $22,000 for the first nine months of 2008 compared to the same period in 2007.  Charge offs in the first nine months of 2007 included $800,000 for one loan involving fraudulent collateral.  Although the ratio of loan charge-offs to average loans increased to 0.04% in the third quarter of 2008 from 0.03% in 2007, management feels this trend is not entirely indicative of potential exposure in the portfolio given the current uncertainty in the general economy.  The recent turmoil witnessed in the stock market, and particularly in the banking industry, has created new uncertainties for investors and consumers.  These pressures add to the concern that surrounds the real estate downturn of the past year.  In Louisville, our largest and principal market, growth and expansion traditionally have been steady, and the city largely has avoided the rapid run-up in real estate prices that occurred elsewhere, so this market has remained strong and resilient thus far.  Still, it is impossible to predict if and to what extent the more pronounced national trends reach the local market.  Clearly, conditions remain unsettled in the housing and credit markets, and, coupled with the recent severe downturn in the stock markets, it is impossible to predict how these interconnected factors will play out over the near term, or what their effects on future credit quality might be.  Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2008 and 2007.

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2008	2007	2008	2007

Non-interest income:
Investment management and trust services	$2,885	$3,227	$9,400	$9,760
Service charges on deposit accounts	2,196	2,260	6,305	6,482
Bankcard transaction revenue	662	596	1,974	1,728
Gains on sales of mortgage loans held for sale	366	227	999	874
Loss on sales of securities available for sale	(607)	—	(607)	—
Brokerage commissions and fees	413	498	1,298	1,443
Bank owned life insurance income	263	250	773	733
Other	396	498	1,347	1,470
Total non-interest income	$6,574	$7,556	$21,489	$22,490
Non-interest expenses:
Salaries and employee benefits	$6,824	$6,865	21,318	$20,104
Net occupancy expense	1,121	917	3,166	2,737
Data processing expense	840	979	2,488	3,045
Furniture and equipment expense	290	291	842	873
State bank taxes	340	326	994	815
Other	2,505	2,149	7,295	6,811
Total non-interest expenses	$11,920	$11,527	$36,103	$34,385

Total non-interest income decreased $982,000, or 13.0%, for the third quarter of 2008, and decreased $1,001,000, or 4.5%, for the first nine months of 2008, compared to the same periods in 2007.

Investment management and trust services income decreased $342,000, or 10.6%, in the third quarter of 2008, as compared to the same period in 2007.  This decrease arose from a decline in executor fees and the impact of a decline in the market value of assets under management, partially offset by a number of factors, none of which is individually significant.  For the first nine months of 2008, investment management and trust services income decreased $360,000, or 3.7%, compared to 2007.  Trust assets under management at September 30, 2008 were $1.46 billion, compared to $1.67 billion at December 31, 2007 and $1.71 billion at September 30, 2007.  Trust assets are expressed in terms of market value, and total assets under management are affected directly by the performance of the equity and bond markets.  As of September 30, 2008, declines in market value of trust assets more than offset 2008 growth from net new business.  The year-to-date net new business totaled $87 million or approximately twice that for the same period of 2007.

Service charges on deposit accounts decreased $64,000, or 2.8%, in the third quarter of 2008, and $177,000, or 2.7%, for the first nine months of 2008 as compared to the same periods in 2007.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year, and has been slowly trending downward after a high in 2006.

S.Y. BANCORP, INC. AND SUBSIDIARY

Bankcard transaction revenue increased $66,000, or 11.1%, in the third quarter of 2008, and $246,000, or 14.2%, for the first nine months of 2008 as compared to the same periods in 2007. Results in 2008 compared favorably to 2007 as bankcard transaction volume continues to increase.

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Prior to late 2007, all loans were sold without retaining servicing rights.  Beginning in 2007, the Bank began to service mortgage loans sold to Fannie Mae.  For the third quarter and first nine months of 2008 loans sold with servicing rights retained represent approximately half of the mortgage banking division’s origination and sales activity.  Gains on sales of mortgage loans were $366,000 in the third quarter of 2008 and $227,000 in 2007.  This represents an increase of 61.2%.  For the nine months ended September 30, 2008, gains on the sale of mortgage loans increased 14.3% to $999,000 from $874,000 in 2007.  Prevailing mortgage interest rates fell substantially in late 2007 and remained at attractive levels for the first nine months of 2008 helping contribute to an increase in loan volume during the first nine months of 2008.

Brokerage commissions and fees decreased $85,000, or 17.1%, in the third quarter of 2008, and $145,000, or 10.1%, for the first nine months of 2008, as compared to the same period in 2007.  These decreases corresponded to lower overall brokerage volume.  The Company expects brokerage volume to continue to be hindered until retail investor confidence in the stock market improves.

BOLI income increased $13,000 or 5.2%, and other non-interest income decreased $180,000, or 35.4%, in the third quarter of 2008 as compared to the same period in 2007.  For the first nine months of 2008, bank owned life insurance income increased $40,000, or 5.5%, and other non-interest income decreased 123,000, or 8.4%, as compared to the same period in 2007.

In the third quarter of 2008, the Bancorp sold $4,125,000 par of preferred equity securities of financial companies, generating a loss of $607,000.  Due to current events in the market, and considering that these securities had no stated maturity date, management changed its intent on holding these securities, and the sale eliminated the Company’s position in such securities.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

Total non-interest expenses increased $393,000, or 3.4%, for the third quarter of 2008 as compared to the same period in 2007 and increased $1,718,000, or 5.0%, for the first nine months of 2008 as compared to the same period in 2007.

Salaries and employee benefits decreased $41,000, or 0.6%, for the third quarter of 2008, and increased $1,214,000, or 6.0% for the first nine months of 2008, as compared to the same periods of 2007.  These year-to-date increases reflect the addition of staff associated with the development of a second office in the Indianapolis market and the Company’s recent entry into the Cincinnati market along with regular salary increases and higher stock compensation and retirement expenses. The Bank had 459 full time equivalent employees as of September 30, 2008, compared to 443 full time equivalents as of September 30, 2007.

Net occupancy expense increased $204,000, or 22.2%, in the third quarter of 2008, and $429,000, or 15.7% for the first nine months of 2008, as compared to the same periods of 2007, primarily reflecting costs associated with the Company’s geographical expansion.  Data processing expense decreased $139,000 or 14.2% for the third quarter of 2008, and $557,000, or 18.3% for the first nine months of 2008, as compared to the same periods in 2007, largely due to renegotiated terms with the Bank’s provider of ATM network and debit card processing.  Furniture and equipment expense decreased $1,000 or 0.3% for

S.Y. BANCORP, INC. AND SUBSIDIARY

the third quarter of 2008, and $31,000 or 3.6% for the first nine months of 2008, as compared to the same periods in 2007.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $14,000, or 4.3%, for the third quarter of 2008, and $179,000, or 22.0% for the first nine months of 2008, as compared to the same periods in 2007.  These bank taxes are based on five-year average capital levels. The year-to-date increase is primarily because the Bancorp purchased Commonwealth of Kentucky historic tax preservation credits at a discount reducing state tax expense in the first quarter of 2007 by approximately $160,000.

Other non-interest expenses increased $356,000 or 16.6% in the third quarter of 2008, and $484,000, or 7.1% for the first nine months of 2008, as compared to the same periods in 2007.  The increases in other non-interest expenses are related to a variety of factors including professional fees, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the third quarter of 2008, Bancorp recorded income tax expense of $2,776,000, compared to $2,843,000 for the same period in 2007.  The effective rate for the three month period was 33.8% in 2008 and 32.6% in 2007.  Bancorp recorded income tax expense of $7,817,000 for the first nine months of 2008, compared to $8,617,000 for the same period in 2007.  The effective rate for the nine months period was 32.0% in 2008 and 32.5% in 2007.  The decrease in the effective tax rate was primarily due to an increased level of tax credits and proportion of tax-exempt interest income to total interest income.

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

b)                       Financial Condition

Balance Sheet

Total assets increased $171.2 million, or 11.6%, from $1.482 billion on December 31, 2007 to $1.653   billion on September 30, 2008.  The most significant contributor of the increase in assets was loan growth in the first half of the year. Loan totals increased $114.7 million from the end of 2007. Also, investment securities increased $41.2 million as a result of replacing maturing securities, as well as utilizing the investment portfolio to manage liquidity. Total assets at September 30, 2008 increased $243 million from September 30, 2007, representing a 17.2% increase.  Average assets for the first nine months of 2008 were $1.552 billion.

Total liabilities increased $165.4 million, or 12.3%, from $1.349 billion on December 31, 2007 to $1.515 billion on September 30, 2008.  The most significant component of the increase was in time deposits which rose $85.5 million, or 20.2% in support of loan growth. Total money market deposits increased $64.0 million or 24.1%, savings deposits increased $4.8 million or 12.5%, and other short-term borrowings increased $4.8 million or 44.7%. Beginning late in 2007 the Bank introduced a non-collateralized corporate sweep account. These balances are included in money market deposits, and at the end of the third quarter of 2008, totaled approximately $40.7 million.  Securities sold under repurchase agreements and federal

S.Y. BANCORP, INC. AND SUBSIDIARY

funds purchased decreased $10.2 million or 9.4%. The decline in securities sold under repurchase agreements corresponds to the increase in money market deposits as discussed above, while federal funds purchased increased $640,000 to $28.1 million at September 30, 2008.

Holdings of trust preferred securities and a domestic private investment fund are concentrated in the bank and financial service companies, and as such, have been negatively impacted by declining industry performance.  Management evaluates these investments considering various factors, and volatility in these markets, particularly subsequent to September 30 could give rise to other-than-temporary impairment in the future.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $3,880,000 and loans past due over 90 days and still accruing of $60,000, totaled $3,940,000 at September 30, 2008.  Non-performing loans were $5,481,000 at September 30, 2008 including $543,000 of loans past due over 90 days and still accruing. Non-performing loans were $3,370,000 at December 31, 2007 including $406,000 of loans past due over 90 days and still accruing. Non-performing loans represents 0.30% of total loans at September 30, 2008 compared to 0.42% at June 30, 2008, and 0.28% at December 31, 2007.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $7,122,000 at September 30, 2008 and $7,201,000 at December 31, 2007.  This represents 0.43% of total assets at September 30, 2008 compared to 0.49% at December 31, 2007.

c)                        Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to the Company, and the ability to attract funds from external sources, principally deposits.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

The Company’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $21.6 million at September 30, 2008. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $203.8 million at September 30, 2008, and included an unrealized net gain of $153,000. The portfolio includes maturities of approximately $94.6 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At September 30, 2008, total investment securities pledged for these purposes comprised 47% of the available for sale investment portfolio, leaving $109.0 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2008, such deposits totaled $757 million and represented 60% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships, they do not put heavy pressure on liquidity.

S.Y. BANCORP, INC. AND SUBSIDIARY

With regard to credit available to the Company, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2008, the Bank’s additional borrowing capacity with the FHLB was approximately $21.2 million.  Additionally, the Bank had an available line of credit and federal funds purchased lines with correspondent banks totaling $112 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  For the first nine months of 2008, the Bank declared dividends to Bancorp totaling $6,856,054 to fund quarterly cash dividends to stockholders.  At September 30, 2008, the Bank may pay up to $9,612,747 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  In early October 2008 the Bank declared and paid a $10 million dividend to Bancorp enabling Bancorp to reduce its debt by a corresponding amount.  The Bank provided proper notice to regulators, and management does not anticipate the need to obtain Kentucky regulatory approval for dividends in the foreseeable future.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At September 30, 2008, stockholders’ equity totaled $138,910,000, an increase of $5,886,000 since December 31, 2007.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2007.  Some of the 2008 growth in capital was offset by share repurchase activity. During the first quarter, the Company repurchased 227,600 shares and as of September 30, 2008, the Company had remaining authorization to repurchase approximately 163,000 shares.  However, management does not contemplate resuming repurchase activity in the near term, and the current repurchase plan will expire in November 2008 absent action by the Board of Directors.  Accumulated other comprehensive income/(loss) which, for Bancorp, consists of net unrealized gains/(losses) on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled ($141,000) at September 30, 2008 and $83,000 at December 31, 2007.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

In the third quarter of 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At September 30, 2008 the Bank had chosen the prime rate related alternative and will reevaluate periodically to ensure the most favorable pricing.  The subordinated debt qualifies as tier 2 capital.  The debt may be prepaid at any time with a prepayment penalty if repaid within the first two years of the term.  The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

The following table sets forth Bancorp’s risk based capital amounts and ratios as of September 30. The increase in the total risk-based capital ratio from 10.26% at June 30, 2008 to 11.26% at September 30, 2008 is largely due to the issuance of subordinated debt issued by the Bank discussed above.

	September 30
	2008		2007
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$163,214	11.26%	150,890	11.42%
For capital adequacy purposes	115,960	8.00	105,682	8.00
To be well capitalized	144,950	10.00	132,102	10.00
Tier 1 risk-based capital	$138,369	9.55%	138,250	10.47%
For capital adequacy purposes	57,956	4.00	52,841	4.00
To be well capitalized	86,933	6.00	79,261	6.00
Leverage ratio (Tier 1 capital)	$138,369	8.40%	138,250	9.81%
For capital adequacy purposes	49,418	3.00	42,275	3.00
To be well capitalized	82,363	5.00	70,458	5.00

e)              Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an Interpretation of FASB Statement No. 60”.  This Statement prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued  The implementation of this statement is not anticipated to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  Prior to SFAS No.162, the GAAP hierarchy was identified in SAS No. 69, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles”, and was directed at auditors. The FASB believes that the hierarchy of GAAP sources should be directed at preparers of financial statements and thus should be included within the accounting literature. This Statement is effective November 15, 2008.  Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The implementation of this statement is not anticipated to have a significant impact on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008.   This Statement defines fair value, establishes a framework for

S.Y. BANCORP, INC. AND SUBSIDIARY

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

S.Y. BANCORP, INC. AND SUBSIDIARY

It is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this Bulletin has not had and is not anticipated to have a significant impact on the Company’s financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2008 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2008.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31	2,774	$24.66	—	163,000
August 1 - August 31	1,172	27.02	—	163,000
September 1 - September 30	341	30.79	—	163,000
Total	4,287	$25.79	—	163,000

S.Y. BANCORP, INC. AND SUBSIDIARY

(1)               Third quarter 2008 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options, and shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under the Board-approved plan.

(2)               The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares. The Directors expanded this plan by 550,000 additional shares in July 2007, and again in November 2007.  In 2007, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan.  There has been no repurchase activity under this plan since March 2008.  As noted above, as of September 30, 2008 there remain 163,000 shares yet to be purchased under the program.  The plan’s expiration date is set for November 2008.

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

S.Y. BANCORP, INC.

Date: November 7, 2008	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer