Form 10-K
period 2008-12-31
S Y BANCORP INC
filed 2009-03-13
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2008	1-13661

S.Y. BANCORP, INC.

1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ
Preferred Share Purchase Rights	NASDAQ
10.00% Cumulative Trust Preferred Securities and the guarantee with respect thereto	NASDAQ

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

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $251,227,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 6, 2009, was 13,530,590.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 22, 2009 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I

Item 1.                        Business

S. Y. Bancorp, Inc. (Bancorp) was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust II (the Trust). The Bank is wholly owned and is a state chartered bank. Bancorp conducts no active business operations; the business of Bancorp is substantially the same as that of the Bank.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory trust that is a 100%-owned finance subsidiary of Bancorp.  See Note 11 to Bancorp’s consolidated financial statements for further discussion of the Trust and its accounting treatment.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was originally chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial banking services in the Louisville Metropolitan Statistical Area (MSA), Indianapolis and Cincinnati through 28 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust and investment services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services and life insurance products through arrangements with a third party provider.  See Note 22 to Bancorp’s consolidated financial statements for the year ended December 31, 2008 for information relating to the Bank’s business segments.

At December 31, 2008, the Bank had 464 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

Kentucky and federal banking statutes delineate permissible activities for Kentucky banks.  Kentucky’s statutes contain a super parity provision for Kentucky banks who have received one of the two highest ratings in its most recent regulatory examination.  This provision allows a state bank to engage in any banking activity in which a national bank in Kentucky, a state bank operating in any other state, or a federally chartered thrift could engage.  The bank must first obtain a legal opinion specifying the statutory or regulatory provisions that permit the activity.

The Bank is subject to the supervision of and regular examination by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation insures the deposits of the Bank to the current maximums of $250,000 per depositor for time and demand deposit accounts and self-directed retirement accounts.

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

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (The “USA Patriot Act”) was signed into law. The USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Company’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Item 1A.               Risk Factors

Investments in Bancorp’s common or preferred stock involve risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Difficult national and local market conditions have adversely affected our industry.

Declines in the housing market over the past few years, falling home prices and increasing foreclosures, unemployment and under employment have negatively impacted the credit performance of real estate related loans and resulted in significant write downs of asset values by many financial institutions. These write downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. To date, the impact of these adverse conditions has not been as severe in the primary market we serve. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

Under the Temporary Liquidity Guarantee Program the FDIC may offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. Participation in the Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay higher FDIC premiums than those published for 2009 because market developments have depleted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.

Our financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally and nationally.  Most of our customers are in the Louisville Metropolitan Statistical Area with a growing number of customers in the Indianapolis and Cincinnati areas.  Some of our customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include inflation, recession and unemployment. Economic conditions can have an impact on the demand of our customers for loans, the ability of some borrowers to repay these loans, availability of deposits and the value of the collateral securing these loans.

Recently declining values of real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. Adverse changes in the local or national economy could negatively affect our customer’s ability to pay these loans. If borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, we could experience higher loan losses.

Additional increases in loan loss provisions may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition and results of operations.

Recent unprecedented market volatility and significant stock market decline could negatively affect our financial results.

Capital and credit markets have been experiencing volatility and disruption for more than a year and have been particularly volatile in recent months.  These conditions have placed downward pressure on credit availability, credit worthiness and our customers’ inclinations to borrow.  A continued or worsening disruption and volatility could negatively impact our customers’ ability to seek new loans or to repay existing loans.  The personal wealth of many of our borrowers and guarantors has historically added a source of financial strength to those loans and has been negatively impacted by the recent severe market declines.

If our actual loan losses are greater than our allowance assumption for loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans.  Accordingly, we may experience significant credit losses which could have a material adverse effect on operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for repayment of many of our loans.  In determining the adequacy of the allowance for loan losses, we consider, among other factors, our loan loss experience and an evaluation of economic conditions.  There has been a general weakening macroeconomic trend, particularly slumping housing market conditions and widespread signs of deteriorating credit quality.  If our assumptions prove to be incorrect or economic problems are much worse than projected, our current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Such additions to our allowance could have a material adverse impact on our net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require an increase in our provision for loan losses or further loan charge-offs. If the regulatory agencies require any increase in our provision for loan losses or loan charge-offs for which we had not allocated, it would have a negative effect on net income.

Fluctuations in interest rates could reduce our profitability.

Our primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.  In either event, if market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected.

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

•                  inflation;

•                  recession;

•                  a rise in unemployment;

•                  tightening money supply;

•                  international disorder and instability in domestic and foreign financial markets;

•                  the Federal Reserve reducing rates; and

•                  competition.

Prevailing interest rates are at historically low levels, and indications are that the Federal Reserve will likely maintain the low rates for much of the upcoming year.  A decrease in interest rates will decrease our net interest income.  Our asset-liability management strategy, which is designed to mitigate our risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.  Our most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will decrease by approximately 6% if interest rates decrease 100 basis points and approximately 12% if rates decrease 200 basis points, if such a decrease is possible given current low rates.  Additionally, we have observed that competitor banks are willing to pay rates on deposits well in excess of normal market rates, as liquidity has become a primary concern for many banks in light of current economic conditions.

Declines in the securities market could affect our profitability.

Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values.  Fees earned are directly affected by the performance of the equity and bond markets.  Continued or sustained declines in value will result in a decrease in income from investment management and trust services.

Competition with other financial institutions could adversely affect our profitability.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We face vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, we encounter competition from both de novo and smaller community banks entering our markets.  We also compete with other providers of financial services, such as brokerage firms, and credit unions. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services.  Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our strategies.  There are no employment or non-compete agreements with any of these key employees, but there are non-solicitation agreements with all bank officers.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. We must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States (US GAAP).

We have identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, there can be no assurances that actual results will not differ from those estimates.

See the “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

An extended disruption of vital infrastructure or a security breach could negatively impact our business, results of operations, and financial condition.

Our operations depend upon, among other things, our infrastructure, including equipment and facilities.  Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition.  Our business recovery plan may not work as intended or may not prevent significant interruption of our operations.  The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in the loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operation.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on our bank and its operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  The exercise of regulatory power may have negative impact on our results of operations and financial condition.

Item 1B.               Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.                        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned thirteen branch properties at December 31, 2008 (two of which are located on leased land).  At that date, the Bank also leased fourteen branch facilities.  During the second half of 2007, the Bank opened a loan production office (LPO) in downtown Cincinnati, Ohio and in January 2008, the Bank converted the LPO to a full service branch in leased facilities.  Of the twenty-eight banking locations, twenty-five are located in the Louisville MSA, two are located in Indianapolis, Indiana MSA and one is located in Cincinnati, Ohio.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2008, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.                        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2008, for information relating to legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2008) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp
David P. Heintzman Age 49	Chairman, Chief Executive Officer, and Director

James A. Hillebrand Age 40	President and Director

Kathy C. Thompson Age 47	Senior Executive Vice President and Director

Nancy B. Davis Age 53	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Mr. Heintzman was appointed Chairman and Chief Executive Officer effective January 1, 2006.  Prior thereto, he served as President of Bancorp and the Bank since 1992. Mr. Heintzman joined the Bank in 1985.

Mr. Hillebrand was appointed President effective July 15, 2008.  Prior thereto, he served as Executive Vice President and Director of Private Banking of the Bank since 2005. From 2000 to 2004, he served as Senior Vice President of Private Banking.  Mr. Hillebrand joined the Bank in 1996.

Ms. Thompson was appointed Senior Executive Vice President in January 2006.   Prior thereto, she served as Executive Vice President of Bancorp and the Bank. She joined the Bank in 1992 and is Manager of the Investment Management and Trust Department.

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999.  She joined the Bank in 1991 and was appointed Chief Financial Officer in 1993.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  Prior to July 2006, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2008, Bancorp had 1,310 shareholders of record, and approximately 2,500 non-objecting beneficial owners holding shares in nominee or “street” name.

	2008			2007
			Cash Dividends			Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$25.96	$20.85	$0.17	$28.50	$24.09	$0.15
Second	25.82	20.82	0.17	25.70	23.56	0.16
Third	34.00	19.94	0.17	29.31	22.92	0.16
Fourth	31.63	20.78	0.17	28.45	21.68	0.16

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	—	$—	—	163,000
November 1-November 30	—	—	—	—
December 1-December 31	—	—	—	—

Total	—	$—	—	—

The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999.  In February 2005, the Directors of Bancorp expanded this plan to allow for the repurchase of up to 577,500 shares.  In July 2007, the Directors expanded this plan by 550,000 shares.  In November 2007, the Directors expanded this plan again by 550,000 additional shares.  In November 2007, as part of this stock repurchase program, the Company established a Rule 10b5-1 stock trading plan.  The stock repurchase program expired in November 2008, and was not renewed.  At the time of plan expiration, 163,000 shares remained to be purchased under the program.

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

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2003 and that all dividends were reinvested.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
S.Y. Bancorp, Inc.	100.00	119.25	126.28	151.62	132.98	156.99
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44
SNL Midwest Bank Index	100.00	112.84	108.73	125.68	97.96	64.44
SNL NASDAQ Bank Index	100.00	114.61	111.12	124.75	97.94	71.13

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2008	2007	2006	2005	2004

Net interest income	$56,858	$53,691	$53,875	$49,235	$44,221
Provision for loan losses	4,050	3,525	2,100	225	2,090
Net income	21,676	24,052	22,896	21,644	18,912

Per share data
Net income, basic	$1.61	$1.70	$1.58	$1.48	$1.31
Net income, diluted	1.59	1.67	1.55	1.46	1.27
Cash dividends declared	0.68	0.63	0.57	0.45	0.37
Book value	10.72	9.78	9.54	8.67	7.96
Market value	27.50	23.94	28.00	23.83	22.95

Average balances
Stockholders’ equity	$136,112	$139,357	$131,971	$121,614	$109,414
Assets	1,567,967	1,413,614	1,353,651	1,270,178	1,148,652
Federal Home Loan Bank advances	86,011	65,699	34,466	25,809	25,573
Long-term debt	3,361	93	10,458	20,769	20,799

Selected ratios
Return on average assets	1.38%	1.70%	1.69%	1.70%	1.65%
Return on average stockholders’ equity	15.93	17.26	17.35	17.80	17.28
Average stockholders’ equity to average assets	8.68	9.86	9.75	9.57	9.53
Net interest rate spread	3.51	3.48	3.77	3.79	3.82
Net interest rate margin, fully tax-equivalent	3.93	4.16	4.37	4.25	4.20
Non-performing loans to total loans	0.35	0.28	0.59	0.44	0.57
Non-performing assets to total assets	0.39	0.49	0.65	0.59	0.75
Net charge offs to average loans	0.16	0.20	0.18	0.07	0.15
Allowance for loan losses to average loans	1.19	1.16	1.12	1.19	1.37

Per share information has been adjusted to reflect 5% stock dividend effective May 2006.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2008, the Bank had twenty-five full service banking locations in the Louisville Metropolitan Statistical Area (MSA), two full service banking locations in Indianapolis, Indiana, and one full service banking location in Cincinnati, Ohio. The Bank’s focus on flexible, attentive customer service has been key to the Bank’s growth and profitability. The wide range of services added by the investment management and trust department, the brokerage department, and the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact Bancorp’s financial position and its results from operations.  Additional information regarding income taxes is discussed in the “Income Taxes” section below.

Overview of 2008

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2008, Bancorp completed a solid year of asset and deposit growth, combined with a continuation of strong credit quality trends, which helped to offset the impact that declining interest rate environment had on our net interest margin.  Net income declined 10% from 2007 marking the first time in the last 20 years that net income and earnings per share did not increase.

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

Bancorp’s loan portfolio increased 12% during 2008 to $1.35 billion, and this was the driving force for growth in interest income.  Increased loan volume helped to partially offset the negative effect of increasing margin pressures the Bank has experienced.  Loan growth, funded by increased deposits and increased borrowings from the Federal Home Loan Bank (FHLB), resulted in an increase in net interest income on a year to year basis.  The Federal Reserve Board lowered rates seven times in 2008, totaling 4%, causing margin erosion as loans indexed to the prime rate repriced immediately with the rate changes, while we were unable to reprice many existing deposits equally, due to the absolute level of prevailing rates.  The average rate earned on assets decreased in 2008 as the rates earned on loans declined.  Rates paid on liabilities decreased slightly more than rates earned on assets, contributing somewhat to an improved net interest spread; however, the volume and mix of assets and liabilities resulted in a decrease in net interest margin on a year to year basis.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream, and non-interest income continued to be a key contributor to earnings in 2008.  However, total non-interest income declined 8% from 2007 to 2008 and non-interest income as a percentage of total revenues declined to 33% in 2008 from 36% in 2007. Income from investment management and trust services, which constitutes the single largest component of non-interest income declined 5% for the year due to lower asset values and a reduction in non-recurring estate fees. Asset values are directly related to securities market performance.  In addition, Bancorp experienced declines in service charges on deposit accounts and brokerage income, as well as incurring losses on sales of securities.  Partially offsetting the declines were increases in revenues from bankcard transactions, gains on sales of mortgage loans, and bank owned life insurance.

Also impacting 2008 net income, Bancorp increased the 2008 loan loss provision by $525,000 to $4,050,000.  While our non-performing loan and net-charge-off metrics remain near historic lows, we continue to be cautious about credit quality in the future because of uncertainties in the economy and the greater stress this places on borrowers.  Equity-method and impairment charges totaled $866,000 on a 2004 investment in a bank located in one of the Company’s expansion markets. The impairment of this asset was directly attributable to the recent decline in the market value of bank stocks and reflected the impact of accounting rules with respect to measurement of fair value. From a business and strategic point of view, the Company continues to see the benefit of this investment, in terms of its ongoing expansion in this new market, and it remains a source of new business development for the Company.  Equity-method charges totaled $153,000 for an investment in a domestic private equity fund, comprised of bank and other financial industry stocks.  The bank investment and the equity fund are the only such investments of their kind held by the Company.  The Company also recorded impairment charges totaling $289,000 for other real estate owned, as well as valuation losses on mortgage servicing rights totaling $176,000.  The Company continues to absorb additional costs related to its second office in Indianapolis, and in Cincinnati, a market the Company entered in the fourth quarter of 2007.  Expenses for those new offices were in the start-up phase in late 2007 in terms of personnel and office space, and increased approximately $1,000,000 from 2007 to 2008.

In light of current pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities will mature on December 31, 2038, but are callable by the Company on or after December 31, 2013.  This capital offering resulted in net proceeds of approximately $28.5 million and, because the capital raised qualifies as Tier 1 capital, it helped to increase the Company’s total risk-based capital ratio to 13.90% from 10.82% at December 31, 2007, both of which exceeded the 10% level required to be considered a well-capitalized institution. Separately, the Bank issued $10 million of subordinated debentures during the third quarter of 2008, with a 10-year term and two-year call feature.  These debentures qualify as Tier 2 capital for regulatory capital purposes.

As a result of its successful trust preferred offering, the Company elected not to issue preferred stock under the Treasury Department’s Capital Purchase Program (CPP), even though it was approved to participate.  S.Y. Bancorp already was well capitalized before the trust preferred offering, and the additional capital raised in that offering qualifies as additional Tier 1 capital.  Management believes the Company remains well positioned to support the banking and lending needs of its customers today, as well as the Company’s growth over the longer term, without CPP funding.  Moreover, management determined that the potential dilution and uncertainty surrounding the CPP represented unnecessary burdens and risks for the Company and its shareholders.

Tangible common equity (TCE) is the book value of the Company minus the value of intangible assets, goodwill, and preferred equity.  We currently have no preferred equity, our goodwill is only $682,000, and mortgage servicing rights total $426,000.  Our TCE is $143.4 million, or $10.64 per share, compared with book value per share of $10.72 based on total equity.

Challenges for 2009 will include continued net interest margin pressure, loan growth and credit quality.

•                  To achieve our profitability goals for 2009, net loan growth must continue at a pace similar to that of 2008. This will be impacted by competition and prevailing economic conditions.  While we believe there is significant opportunity for growth in the Louisville MSA, we know that our ability to deliver attractive growth over the long-term is linked to our success in new markets, including Indianapolis and Cincinnati.

•                  The Federal Reserve Board lowered rates in 2008 to unprecedentedly low levels.  Approximately 42% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes.  Deposit rates generally do not reprice as quickly.

•                  We anticipate additional pressure on net interest margin in the coming year due to the unprecedented low rate environment that now exists as well as the impact of our trust preferred securities that we recently issued to bolster capital.

•                  Competition from other financial institutions – both well established and newcomers – results in deposit pricing pressures.  Banks facing liquidity challenges are likely to price deposits aggressively higher in order to maintain funding positions.

•                  Although thus far we have avoided the consequences of lending practices that have troubled other banks, we are not likely to completely escape the impact of declining real estate values and their effect on credit quality, even though our markets have fared reasonably well in the downturn so far.  Clearly, the economy is in recession, the depth and duration of which cannot be predicted.

•                  The personal wealth of many of our borrowers and guarantors, which historically has added a source of financial strength to their loans, has been negatively affected by severe market declines.

•                  In addition to scheduled increased assessment rates on FDIC insurance, in February 2009, the Board of Directors of the FDIC voted to strengthen the insurance fund by imposing a special assessment on insured institutions of 20 basis points of total deposits.  The fee will be assessed on June 30 and collected on September 30, 2009.  In addition, the Board may also impose an additional special assessment of up to 10 basis points after June 30, 2009.  This action will significantly increase our non-interest expense.

•                  While we believe non-interest income will rise slightly next year, we do not expect to offset the anticipated increase in non-interest expense.

All of these factors point toward lower net income in 2009 compared with 2008, reflecting the continuation of difficult economic conditions in our industry and across the nation.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $21,676,000 or $1.59 per share on a diluted basis for 2008 compared to $24,052,000 or $1.67 per share for 2007 and $22,896,000 or $1.55 per share for 2006.  Net income for 2008 was impacted by:

•                  A 5.9% increase in net interest income.

•                  A 14.9% increase in provision for loan losses.

•                  An 8.3% decrease in non-interest income.

•                  A 5.1% increase in non-interest expenses.

•                  A 1.4% increase in income taxes.

From October 2007 to March 2008, the Company repurchased a total of 639,000 common shares under its established stock repurchase plan.  Since that time, however, S.Y. Bancorp has made no purchases of its common stock, choosing instead to preserve its capital in the face of uncertain economic times.  While net income decreased 9.9% from 2007 to 2008, diluted earnings per share decreased 4.8% as a result of the repurchase activity.

The following paragraphs provide a more detailed analysis of the significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, represents total interest income less total interest expense.  Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities.  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets.  Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax-equivalent interest data.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2008	2007	2006	2008/2007 Change		2007/2006 Change

Net interest income, tax-equivalent basis	$57,872	$54,768	$54,901	5.7%		(0.2)%
Net interest spread	3.51%	3.48%	3.77%	3	bp	(29	)bp
Net interest margin	3.93%	4.16%	4.37%	(23	)bp	(21	)bp
Average earning assets	$1,472,098	$1,315,925	$1,256,591	11.9%		4.7%
Five year treasury bond at year end	1.55%	3.45%	4.70%	(190	)bp	(125	)bp
Average five year treasury bond	2.79%	4.42%	4.75%	(163	)bp	(33	)bp
Prime rate at year end	3.25%	7.25%	8.25%	(400	)bp	(100	)bp
Average prime rate	5.09%	8.05%	7.96%	(296	)bp	9	bp

bp = basis point = 1/100th of a percent

Prime rate and the five year treasury are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately 42% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and reprice as the prime rate changes.  Of these variable rate loans, approximately $327 million, or 24% of total loans, have reached their contractual floor of 4% or higher.  Approximately $227 million or 17% of total loans have no contractual floor.  The remaining $12 million, or 1% of total loans, of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial and real estate loans.  Most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $137 million or 11.8% in 2008; however, the declining interest rate environment drove average loan yields lower by 108 basis points.  Average interest costs on interest bearing deposits decreased 109 basis points, again reflecting the declining interest rate market.  Bancorp grew average interest bearing deposits $129 million or 14.2% to fund loan growth.  To supplement deposit growth, Bancorp increased its average borrowings from the FHLB by $20.3 million with average rates being lower than comparable certificate of deposit rates.  The rate decreases, combined with the volume increases, resulted in an increase in net interest income, but a decrease in net interest margin for 2008 compared to 2007.

For 2009, management anticipates a stable prime rate for the first three quarters, with a slight increase in the fourth quarter. While contractual repricing may lower some deposit costs, ever increasing competition could increase the rates paid on deposit accounts. These factors would result in compression of net interest spread and margin.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2008 simulation analysis indicates that an increase in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a negative effect on net interest income.  These estimates are summarized below.

Net Interest Income % Change

Increase 200 bp	12.39
Increase 100 bp	6.14
Decrease 100 bp	(6.23)
Decrease 200 bp	(12.18)

The scenario of rates decreasing 200 bp is not likely to occur, and may not be possible given current low rates.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2008 and 2007 was impacted by volume increases and the higher average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2008/2007			2007/2006
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
(In thousands)	Net Change	Rate	Volume	Net Change	Rate	Volume

Interest income
Loans	$(4,012)	$(13,347)	$9,335	$4,826	$54	$4,772
Federal funds sold	(466)	(703)	237	(33)	88	(121)
Mortgage loans held for sale	(7)	(37)	30	(26)	(4)	(22)
Securities
Taxable	410	(271)	681	408	350	58
Tax-exempt	(97)	42	(139)	(210)	40	(250)
Total interest income	(4,172)	(14,316)	10,144	4,965	528	4,437

Interest expense
Deposits
Interest bearing demand deposits	(2,062)	(2,067)	5	(169)	9	(178)
Savings deposits	(128)	(135)	7	(106)	(78)	(28)
Money market deposits	(2,310)	(4,973)	2,663	1,918	701	1,217
Time deposits	(2,361)	(3,872)	1,511	2,254	2,017	237
Securities sold under agreements to repurchase and federal funds purchased	(1,714)	(1,507)	(207)	574	377	197
Other short-term borrowings	312	(73)	385	(174)	20	(194)
Federal Home Loan Bank advances	782	(151)	933	1,734	272	1,462
Long-term debt	205	(1)	206	(933)	(131)	(802)

Total interest expense	(7,276)	(12,779)	5,503	5,098	3,187	1,911

Net interest income	$3,104	$(1,537)	$4,641	$(133)	$(2,659)	$2,526

Bancorp’s net interest income increased $3,104,000 for the year ended December 31, 2008 compared to the same period of 2007 while 2007 compared to 2006 saw a $133,000 decrease.  Net interest income for the year 2008 compared to 2007 was positively impacted by an increase in loan volume and a decrease in deposit and other borrowing rates.  Net interest income was negatively impacted by a decline in the average rate earned on assets and an increase in the volume of liabilities.  Loan volume increases boosted net interest income by $9,335,000 and declining rates on deposits contributed $11,047,000 to the increase of net interest income.  Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $13,347,000, and growth in deposit balances negatively impacted the margin by $4,186,000.

For the year 2007 compared to 2006, loan growth accounted for $4,772,000 of the increase in interest income, which was somewhat offset by increased interest expense of $2,718,000 due to higher rates on money market and time deposits and $1,454,000 due to higher money market and time deposit volume.  Growth in FHLB borrowings accounted for $1,462,000 of the increase in interest expense and an increase in average FHLB rates also increased interest expense by $272,000.

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

(Dollars in thousands)	2008	2007	2006

Provision for loan losses	$4,050	$3,525	$2,100
Allowance to loans at year end	1.14%	1.12%	1.06%
Allowance to average loans for year	1.19%	1.16%	1.12%

The provision for loan losses increased $525,000 during 2008 compared to 2007 in response to Bancorp’s assessment of inherent risk in the loan portfolio.  Non-performing loans increased 40% from $3,370,000 at year-end 2007 to $4,710,000 at December 31, 2008.  The ratio of non-performing loans to total loans was 0.35% at December 31, 2008, up from 0.28% at December 31, 2007.  Net charge-offs totaled 0.16% of average loans at year-end 2008, down slightly from 0.20% at year-end 2007.  Even though our metrics for net charge-offs and non-performing loans remain near historically low levels, management considers the volatility and disruption experienced in credit markets over the past year and the possibility that these conditions can place additional pressure on credit quality in determining the provision and allowance for loan losses.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the Louisville, Kentucky and Indianapolis, Indiana metropolitan areas.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2008 is adequate to absorb losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2008, 2007 and 2006. The table shows the dollar and percentage change from 2007 to 2008 and from 2006 to 2007. Below the table is a discussion of significant changes and trends.

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Change	%	Change	%

Non-interest income
Investment management and trust services	$12,203	$12,886	$11,632	$(683)	(5.3)%	$1,254	10.8%
Service charges on deposit accounts	8,350	8,758	8,791	(408)	(4.7)%	(33)	(0.4)%
Bankcard transaction revenue	2,645	2,359	2,028	286	12.1%	331	16.3%
Gain on sales of mortgage loans held for sale	1,253	1,164	1,270	89	7.6%	(106)	(8.3)%
Loss on sales of securities available for sale	(607)	—	—	(607)	—	—	—
Brokerage commissions and fees	1,797	1,929	1,973	(132)	(6.8)%	(44)	(2.2)%
Bank owned life insurance income	1,020	985	914	35	3.6%	71	7.8%
Other	1,148	2,251	2,085	(1,103)	-49.0%	166	8.0%

	$27,809	$30,332	$28,693	$(2,523)	(8.3)%	$1,639	5.7%

Total non-interest income decreased 8.3% for the year ended December 31, 2008 compared to the same period for 2007. The largest component of non-interest income is investment management and trust services. Despite the volatile securities market conditions in 2008, this area of the Bank continues to grow through attraction of new business and retention of existing business.  Because assets under management are expressed in terms of fair value, the impact of the market caused total assets under management to decline to $1.3 billion in 2008 compared to $1.7 billion at December 31, 2007.  Most fees earned for managing accounts are based on a percentage of market value, resulting in a decline in investment management fees.  Such decline was partially offset by the attraction of net new accounts, consisting primarily of personal accounts. Some revenues of the investment management and trust department, most notably executor fees, are non-recurring in nature and the timing of these revenues corresponds with the administration of estates. For 2008, 2007 and 2006 executor fees totaled approximately $545,000, $1,024,000 and $763,000, respectively.

Service charges on deposit accounts decreased $408,000 or 4.7%, for the year ended December 31, 2008 compared to the same period a year ago. The main factor contributing to the decrease was lower non-sufficient fund fee activity in 2008.

Bankcard transaction revenue increased $286,000 or 12.1% in 2008 compared to 2007 and primarily represents income the Bank derives from customers’ use of debit cards.  The popularity of these cards has grown as customers recognize the convenience the cards offer, and there have been increases in the number of transactions by cardholders.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the buyer and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give older homeowners a vehicle for converting equity in their homes to cash.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. In spite of the mortgage industry’s crisis, the division’s loan volume held steady ending the year at 14% above the previous year.  Lower rates in late 2008 contributed to a rebound in refinancing activity, boosting the volume and mortgage banking income in the fourth quarter of 2008.  Prior to August of 2007, virtually all loans originated by the mortgage banking division were sold in the secondary market with servicing rights released.  Beginning in 2007, the Bank began selling fixed rate conventional loans to Federal National Mortgage Association (FNMA) with servicing rights retained.  Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $426,000 at December 31, 2008, resulting in a valuation allowance of $176,000.  A corresponding charge was included in earnings for the year 2008.

Brokerage commissions and fees earned primarily from stock, bond and mutual fund sales decreased 6.8% during 2008 as overall transaction volume was down compared to the prior year.  Primarily, this was the result of a generally unfavorable economy and volatile securities market for much of 2008.  Bancorp continues to offer a full complement of financial services to its customer base and feels that brokerage services are a key component of that strategy.

Income related to bank-owned life insurance (“BOLI”) increased 3.6% during 2008.  BOLI generated income of $1,020,000 and $985,000 during 2008 and 2007, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of such policies.  The related change in cash surrender value and proceeds received under the policies are recorded as non-interest income.  This income helps offset the rising cost of employee benefits.

Other non-interest income decreased $1,103,000 during 2008 compared to 2007 primarily due to a $228,000 mark-to-market adjustment of a domestic private equity investment, an $838,000 decline in market value of investments and life insurance policies utilized to offset compensation expenses, partially offset by an increase in fees derived from business internet banking services.  Other non-interest income increased from 2007 compared to 2006 partly as a result of an increase in fees derived from business internet banking services, combined with a variety of factors none of which are individually significant.

The following table provides a comparison of the components of non-interest expenses for 2008, 2007 and 2006. The table shows the dollar and percentage change from 2007 to 2008 and from 2006 to 2007. Below the table is a discussion of significant changes and trends.

(Dollars in				2008/2007		2007/2006
thousands)	2008	2007	2006	Change	%	Change	%

Non-interest expense
Salaries and employee benefits	$27,686	$27,002	$26,406	$684	2.5%	$596	2.3%
Net occupancy expense	4,247	3,722	3,480	525	14.1%	242	7.0%
Data processing expense	3,326	4,043	3,834	(717)	(17.7)%	209	5.5%
Furniture and equipment expense	1,117	1,148	1,152	(31)	(2.7)%	(4)	(0.3)%
Amortization and write-off of issuance costs of trust preferred securities	—	—	897	—	—	(897)	(100.0)%
State bank taxes	1,334	1,155	1,298	179	15.5%	(143)	(11.0)%
Legal and professional fees	1,634	1,394	1,251	240	17.2%	143	11.4%
Other	9,541	8,067	8,292	1,474	18.3%	(225)	(2.7)%

	$48,885	$46,531	$46,610	$2,354	5.1%	$(79)	(0.2)%

Salaries and benefits are the largest component of non-interest expenses and increased $684,000 or 2.5% for 2008 compared to 2007.   This was primarily due to a rise in personnel expense related in part to the addition of staff associated with the continued development of the Indianapolis and Cincinnati markets.  The additional expense was partially offset by declines in healthcare benefits costs, pension expense, and bonuses.  At December 31, 2008, the Bank had 464 full-time equivalent employees compared to 446 at the same date in 2007 and 437 for 2006.  There are no obligations for post-retirement or post-employment benefits.

Additionally, Bancorp recognized $657,000, $467,000, and $531,000 in stock compensation expense in 2008, 2007 and 2006, respectively, in accordance with SFAS No. 123R.  See Note 15 to Bancorp’s consolidated financial statements for further discussion of stock options.

Net occupancy expense has increased due to increased rent expense, increases in depreciation on buildings and leasehold improvements, and utilities.  The Bank opened no new locations in 2008, three locations in 2007 and one location in 2006.  At December 31, 2008 the Bank had twenty-eight banking center locations including the main office.

Data processing expense declined in 2008 largely due to renegotiated terms with the Bank’s provider of ATM network and debit card processing.  The increase in 2007 as compared to 2006 is due in part to a new mainframe computer and a back-up system placed into service during the year.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Amortization and the non-reoccurring write off of issuance costs of trust preferred securities in 2006 are related to subordinated debentures redeemed on July 1, 2006.  See Note 11 for further details.  These instruments bore an interest rate of 9.0% and were redeemed at par value.  Unamortized issuance costs related to these instruments of $879,000 were expensed at redemption.

State bank taxes in Kentucky are based primarily on average capital and deposit levels.  Bancorp purchased Commonwealth of Kentucky historic tax preservation credits, as well as state investment tax credits, at a discount to help reduce state bank tax in 2008, 2007 and 2006.  Bancorp used state historic tax credits of approximately $36,000, $195,000 and $145,000 to help reduce state bank tax during 2008, 2007 and 2006, respectively.

Other non-interest expenses increased $1,714,000 for the year ended December 31, 2008 compared to the same period of 2007, primarily due to valuation losses on other real estate owned of $289,000, impairment and equity-method charges of $866,000 for an investment in a bank located in one of the Company’s expansion markets, increased FDIC insurance premiums of $494,000, and an increase in legal and professional fees of $240,000, partially offset by decreases in deferred compensation expenses, and a variety of factors none of which are individually significant.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2008	2007	2006

Income tax expense	$10,056	$9,915	$10,962
Effective tax rate	31.7%	29.2%	32.4%

The reduced level of income tax expense and effective tax rate in 2007 reflected a correction to deferred tax liabilities of approximately $648,000 recorded in the fourth quarter of 2007 and adjustments to other tax-related balances to reflect finalization of the Company’s most recently filed tax returns and current tax statutes.  For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Change	%	Change	%

Average earning assets	$1,472,098	$1,315,925	$1,256,591	$156,173	11.9%	$59,334	4.7%
Average interest bearing liabilities	1,220,776	1,064,754	1,018,620	156,022	14.7%	46,134	4.5%
Average total assets	1,567,967	1,413,614	1,353,651	154,353	10.9%	59,963	4.4%
Total year end assets	1,628,763	1,482,219	1,426,321	146,544	9.9%	55,898	3.9%

The Bank has experienced steady growth in earning assets over the last several years primarily in the area of loans.  From 2008 to 2007, average loans increased 11.8%.  More specifically, period end commercial and industrial loans increased 12.5%, construction loans increased 15.7%, owner occupied commercial real estate increased 24.5% and consumer loans increased 24.5%.  The Bank has targeted commercial and industrial loans as well as private banking clientele as having attractive growth potential. Not only do these relationships afford loan growth, but they also bring opportunities to provide full-service financial relationships to business customers as well as provide personal financial services to business owners.  During 2007, average loans increased 6.0% with growth being primarily from commercial and industrial loans and construction loans.

Average total interest bearing accounts increased 14.2% and non-interest bearing accounts increased 3.7%.  The increase in average interest bearing liabilities from 2007 to 2008 occurred primarily in money market and time deposits spurred by promotions to support loan growth.  Approximately $30.6 million of the increase in money market balances, and corresponding decreases in securities sold under agreement to repurchase, relates to the implementation of a non-collateralized sweep account in late 2007.  There has been a gradual migration to non-collateralized sweep accounts from securities sold under agreement to repurchase.  Bancorp continued to utilize fixed rate advances from the FHLB during 2008 as they compared favorably to similar term time deposits.  Bancorp had an average of $86,011,000 in outstanding FHLB advances in 2008 compared to $65,699,000 and $34,466,000 in 2007 and 2006, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2008			Year 2007			Year 2006
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets
Federal funds sold	$23,992	$478	1.99%	$18,212	$944	5.18%	$20,651	$977	4.73%
Mortgage loans held for sale	3,856	218	5.65%	3,372	225	6.67%	3,707	251	6.77%
Securities
Taxable	119,590	5,031	4.21%	103,747	4,589	4.42%	102,621	4,229	4.12%
Tax-exempt	24,774	1,441	5.82%	27,756	1,538	5.54%	32,283	1,748	5.41%
FHLB stock	4,175	216	5.17%	3,737	248	6.64%	3,485	200	5.74%
Loans, net of unearned income	1,295,711	80,751	6.23%	1,159,101	84,763	7.31%	1,093,844	79,937	7.31%

Total earning assets	1,472,098	88,135	5.99%	1,315,925	92,307	7.01%	1,256,591	87,342	6.95%

Less allowance for loan losses	14,600			12,560			12,406

	1,457,498			1,303,365			1,244,185

Non-earning assets
Cash and due from banks	27,196			33,305			34,680
Premises and equipment	28,101			25,056			25,063
Accrued interest receivable and other assets	55,172			51,888			49,723

Total assets	$1,567,967			$1,413,614			$1,353,651

	Year 2008			Year 2007			Year 2006
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$208,902	$928	0.44%	$208,575	$2,990	1.43%	$221,019	$3,159	1.43%
Savings deposits	42,973	49	0.11%	41,388	177	0.43%	46,382	283	0.61%
Money market deposits	310,466	5,902	1.90%	218,736	8,212	3.75%	185,152	6,294	3.40%
Time deposits	477,382	17,653	3.70%	442,036	20,014	4.53%	436,288	17,760	4.07%
Securities sold under agreements to repurchase and federal funds purchased	79,582	1,155	1.45%	86,248	2,869	3.33%	79,752	2,295	2.88%
Other short-term borrowings	12,099	436	3.60%	1,979	124	6.27%	5,103	298	5.84%
FHLB advances	86,011	3,928	4.57%	65,699	3,146	4.79%	34,466	1,412	4.10%
Long-term debt	3,361	212	6.31%	93	7	7.53%	10,458	940	8.99%

Total interest bearing liabilities	1,220,776	30,263	2.48%	1,064,754	37,539	3.53%	1,018,620	32,441	3.18%

Non-interest bearing liabilities
Non-interest bearing demand deposits	177,110			170,748			172,640
Accrued interest payable and other liabilities	33,969			38,755			30,420

Total liabilities	1,431,855			1,274,257			1,221,680

Stockholders’ equity	136,112			139,357			131,971

Total liabilities and stockholders’ equity	$1,567,967			$1,413,614			$1,353,651

Net interest income		$57,872			$54,768			$54,901

Net interest spread			3.51%			3.48%			3.77%

Net interest margin			3.93%			4.16%			4.37%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,014,000, $1,077,000 and $1,026,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $591,000, $453,000 and $1,039,000 in 2008, 2007 and 2006, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2008	2007	2006

Securities available for sale
U.S. Treasury and other U.S. government obligations	$6,955	$9,805	$26,618
Government sponsored enterprise obligations	107,617	110,014	74,751
Mortgage-backed securities – government agencies	29,263	11,313	13,801
Obligations of states and political subdivisions	27,084	24,249	27,072
Trust preferred securities of financial institutions	2,452	3,217	1,453
Other	—	3,951	—

	$173,371	$162,549	$143,695

Securities held to maturity
Mortgage-backed securities – government	$43	$59	$89
Obligations of states and political subdivisions	—	1,070	3,059

	$43	$1,129	$3,148

Other consists of preferred securities of other bank holding companies.

The maturity distribution and weighted average interest rates of securities at December 31, 2008, are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and other U.S. government obligations	$3,814	2.98%	$3,141	4.88%	$—	—	$—	—
Government sponsored enterprise obligations	58,708	2.75%	18,890	4.70%	27,869	4.53%	2,150	4.83%
Mortgage-backed securities	—	—	6,441	3.94%	1,724	4.33%	21,098	5.50%
Obligations of states and political subdivisions	2,055	4.00%	11,805	6.17%	7,970	6.91%	5,254	6.03%
Trust preferred securities of financial institutions	—	—	—	—	—	—	2,452	7.96%

	$64,577	2.80%	$40,277	5.02%	$37,563	5.04%	$30,954	5.80%

Securities held to maturity
Mortgage-backed securities	$—	—	$—	—	$32	6.56%	$11	6.58%
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	—	$—	—	$32	6.56%	$11	6.58%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2008		2007		2006		2005		2004

Commercial and industrial	$348,174		$309,506		$274,599		$225,369		$215,755
Construction and development	167,402		144,668		133,361		126,961		82,261
Real estate mortgage:
Commercial		(a)		(a)		(a)		(a)	336,382
Commercial investment	248,308		240,610		242,742		219,852			(a)
Owner occupied commercial	249,164		200,122		178,439		151,651			(a)
1-4 family residential	160,322		145,362		150,285		153,252		201,109
Home equity		(b)	136,962		136,893		140,287		116,053
Home equity - first lien	22,973			(b)		(b)		(b)		(b)
Home equity - junior lien	122,535			(b)		(b)		(b)		(b)
Consumer	30,759		24,708		32,635		36,499		33,281

	$1,349,637		$1,201,938		$1,148,954		$1,053,871		$984,841

(a)          In 2006 the Company changed its presentation for disclosing the types of loans in its portfolio to provide more detailed information.  Loans secured by commercial real estate were divided into two categories; however, it was not feasible to obtain comparable amounts for these categories for 2004.

(b)         In 2008, the Company changed its presentation for disclosing the types of loans in its portfolio to provide more detailed information.  Home equity lines of credit were divided into two categories - first lien and junior lien; however, it was not feasible to obtain comparable amounts for these categories for prior periods.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2008, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$163,817	$131,414	$52,943	$348,174
Construction and development	60,397	81,764	25,241	167,402

	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$84,636	$46,778
Due after five years	44,811	8,132

	$129,447	$54,910

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual loans	$4,455	$2,964	$5,900	$3,709	$4,944
Loans past due 90 days or more and still accruing	255	406	853	891	696

Non-performing loans	4,710	3,370	6,753	4,600	5,640

Foreclosed real estate	1,560	3,831	2,466	3,226	3,284
Other foreclosed property	96	—	—	40	113

Non-performing assets	$6,366	$7,201	$9,219	$7,866	$9,037

Non-performing loans as a percentage of total loans	0.35%	0.28%	0.59%	0.44%	0.57%
Non-performing assets as a percentage of total assets	0.39%	0.49%	0.65%	0.59%	0.75%
Allowance for loan losses as a percentage of non-performing loans	327%	399%	181%	262%	222%

Non-performing loans as a percentage of total loans increased 7 basis points compared to the prior year.  The Bank works to aggressively respond to loan problems.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans was $174,000, $55,000, and $164,000 for 2008, 2007, and 2006, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $393,000, $241,000, and $554,000 for 2008, 2007, and 2006, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $7,175,000, $4,028,000, and $5,110,000 at December 31, 2008, 2007, and 2006, respectively. These loans are monitored by management and considered in determining the level of the allowance for loan losses.  Management has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 10 basis points from 2007 to 2008.   The decrease in non-performing assets as a percentage of total assets was primarily the result of disposition of foreclosed assets.  Remaining foreclosed real estate primarily consists of a residential subdivision development that has required several years for full disposition as the Bank has chosen to sell individual lots rather than dispose of the property in total.  This asset is periodically evaluated for impairment.  In December 2008, the Company recorded an impairment charge of $289,000 based on the most recent appraisal of the property.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Management partially charges loans down to net realizable value if liquidation is inevitable but may take time.

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

Adversely rated credits are included on a loan watch list. This list also includes loans requiring closer monitoring due to borrower’s circumstances.  However, these loans have generally not reached a level of adversity which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan.  This could include any of the following:

•                  Delinquency of a scheduled loan payment,

•                  Deterioration in the borrower’s or guarantor’s financial condition identified in a review of periodic financial statements,

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

	Year ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Average loans	$1,295,711	$1,159,101	$1,093,844	$1,015,261	$913,502

Balance of allowance for loan losses at beginning of year	$13,450	$12,203	$12,035	$12,521	$11,798
Loans charged off
Commercial and industrial	341	1,695	920	300	703
Construction and development	109	42	703	—	—
Real estate mortgage	1,689	547	298	241	583
Consumer	824	827	853	822	793

Total loans charged off	2,963	3,111	2,774	1,363	2,079

Recoveries of loans previously charged off
Commercial and industrial	31	242	59	207	236
Construction and development	—	—	23	—	—
Real estate mortgage	236	65	237	78	11
Consumer	577	526	523	367	465

Total recoveries	844	833	842	652	712

Net loans charged off	2,119	2,278	1,932	711	1,367
Additions to allowance charged to expense	4,050	3,525	2,100	225	2,090

Balance at end of year	$15,381	$13,450	$12,203	$12,035	$12,521

Ratio of net charge-offs during year to average loans	0.16%	0.20%	0.18%	0.07%	0.15%

See “Provision for Loan Losses” for discussion of the provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2008	2007	2006	2005	2004

Commercial and industrial	$2,717	$1,991	$2,385	$3,762	$4,366
Construction and development	1,528	876	340	744	687
Real estate mortgage	4,065	3,421	2,851	2,712	2,500
Consumer	1,865	3,444	2,579	2,074	2,011
Unallocated	5,206	3,718	4,048	2,743	2,957

	$15,381	$13,450	$12,203	$12,035	$12,521

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

The ratio of loans in each category to total outstanding loans is as follows:

	December 31
	2008	2007	2006	2005	2004

Commercial and industrial	25.8%	25.8%	23.9%	21.4%	21.9%
Construction and development	12.4%	12.0%	11.6%	12.0%	8.3%
Real estate mortgage	48.7%	48.7%	49.7%	49.8%	54.6%
Consumer	13.1%	13.5%	14.8%	16.8%	15.2%

	100.0%	100.0%	100.0%	100.0%	100.0%

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2008	2007	2006

Provision for loan losses to average loans	0.31%	0.30%	0.20%
Net charge-offs to average loans	0.16%	0.20%	0.18%
Allowance for loan losses to average loans	1.19%	1.16%	1.12%
Allowance for loan losses to year end loans	1.14%	1.12%	1.06%

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

	Years ended December 31
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$177,110	—	$170,748	—	$172,640	—
Interest bearing demand deposits	208,902	0.44%	208,575	1.43%	221,019	1.43%
Savings deposits	42,973	0.11%	41,388	0.43%	46,382	0.61%
Money market deposits	310,466	1.90%	218,736	3.75%	185,152	3.40%
Time deposits	477,382	3.70%	442,036	4.53%	436,288	4.07%

	$1,216,833		$1,081,483		$1,061,481

Maturities of time deposits of $100,000 or more outstanding at December 31, 2008, are summarized as follows:

(In thousands)	Amount

3 months or less	$26,271
Over 3 through 6 months	40,152
Over 6 through 12 months	83,160
Over 12 months	42,293

$191,876

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one to four days from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$61,326	0.29%	$81,205	2.79%	$84,313	2.87%
Average during year	65,824	1.28%	83,775	3.27%	78,028	2.82%
Maximum month end balance during year	73,988		95,295		84,313

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of current pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities will mature on December 31, 2038, but are callable by the Company on or after December 31, 2013.  This offering resulted in net proceeds of approximately $28.5 million and helped to increase the Company’s total risk-based capital ratio to 13.90% from 10.82% at December 31, 2007.

As a result of its successful trust preferred offering, the Company elected not to issue preferred stock under the Treasury Department’s Capital Purchase Program (CPP), even though it was approved to participate.  S.Y. Bancorp already was well capitalized before the trust preferred offering, and the additional capital raised in that offering qualifies as additional Tier 1 capital.  Management believes the Company remains well positioned to support the banking and lending needs of its customers today, as well as the Company’s growth over the longer term, without CPP funding.  Had the Company not raised additional capital it may not have compared favorably to peer banks who participated in the CPP. Moreover, management determined that the potential dilution and uncertainty surrounding the CPP represented unnecessary burdens and risks for the Company and its shareholders.

On September 30, 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At September 30, 2008 the Bank had chosen the prime rate related alternative and will reevaluate periodically to ensure the most favorable pricing.  The subordinated debt qualifies as tier 2 capital.  The debt may be prepaid at any time with a prepayment penalty if repaid within the first two years of the term.  The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  The Bank utilized the funds to pay a dividend to the Company, in order to reduce a line of credit with a correspondent bank.

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

The Company’s most liquid assets are comprised of federal funds sold and available for sale marketable investment securities. Federal funds sold totaled $2.3 million at December 31, 2008. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $173.4 million at December 31, 2008, and included an unrealized net gain of $3.9 million. The portfolio includes maturities of approximately $65.3 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At December 31, 2008, total investment securities pledged for these purposes comprised 55% of the available for sale investment portfolio, leaving $77.2 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2008, such deposits totaled $776 million and represented 61% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships, they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the FHLB of Cincinnati. As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to certificates of deposit and uses the standby letters of credit to back certain investment management and trust deposits retained as deposits in the Bank.  At December 31, 2008, the amount of available credit from the FHLB totaled $111 million.  Bancorp’s ability to borrow from the FHLB has increased due to the updating of collateral requirements by the FHLB.  See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has available federal funds purchased lines with correspondent banks totaling $150 million.  Bancorp can also borrow from the Federal Reserve Bank of St. Louis based upon its asset size.  Additionally, Bancorp has a line of credit of $20 million with a correspondent bank.  Management believes it has the ability to establish additional lines of credit with outside banks.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. As discussed in Note 16 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay up to the Bank’s net income of the prior two years less any dividends paid for the same two years.  As a result of a $20 million dividend in 2006 to fund redemption of trust preferred securities, the Bank needed and obtained approval for its first quarter 2007 and 2008 dividends.  In addition, the Bank needed and obtained approval for a $10,000,000 special dividend in the fourth quarter of 2008 to fund a principal reduction of an outstanding line of credit.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

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

In 2008, the Bancorp issued $30,000,000 of 10% cumulative trust preferred securities, resulting in net proceeds of approximately $28.5 million, used primarily to fund loan growth.  In addition, in 2008, the Bank issued $10 million of subordinated debt.  The Bank utilized the funds to pay a dividend to the Company, in order to reduce a line of credit with a correspondent bank.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2008 are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$314,478	$164,149	$49,206	$37,657	$63,466
Standby letters of credit	21,869	11,418	10,372	79	0

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Bank also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  See Note 8, Note 10, Note 11 and Note 14 to Bancorp’s consolidated financial statements for further information on time deposits, Federal Home Loan Bank advances, subordinated debentures and the defined benefit retirement plan.

The required payments under such commitments at December 31, 2008 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$11,058	$1,548	$2,886	$2,414	$4,210
Defined benefit retirement plan	4,563	174	276	246	3,867
Federal Home Loan Bank advances	70,000	30,000	20,000	20,000	—
Subordinated debentures	10,060	—	—	—	10,060
Trust preferred securities	30,900	—	—	—	30,900
Time deposits	495,102	370,937	101,363	20,870	1,932

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2008	2007	2006

Stockholders’ equity	$144,500	$133,024	$137,444
Dividends per share	$0.68	$0.63	$0.57
Tier 1 risk-based capital	12.11%	9.82%	10.81%
Total risk-based capital	13.90%	10.82%	11.77%
Leverage ratio	10.62%	9.21%	10.18%

The increase in stockholders’ equity from 2007 to 2008 was primarily due to the growth in retained earnings from 2008, net of the effect of Bancorp’s stock repurchase activities and an increase in dividend payouts.  The Board of Directors of Bancorp first approved a share buyback plan in 1999 and in February 2006, July 2007 and November 2007, the Directors expanded this plan to provide additional shares for repurchase.  The plan expired in November 2008 with 163,000 shares yet to be purchased under the program.  From October 2007 to March 2008, the Company repurchased a total of 639,000 common shares under its established stock repurchase plan.  Since that time, however, S.Y. Bancorp has made no purchases of its common stock, choosing instead to preserve its capital in the face of uncertain economic times.  S.Y. Bancorp also increased its cash payout to stockholders during 2008, raising the annual dividend 7.9% to $0.68 per share, or an annual yield of 2.47% when annualizing the fourth quarter dividend rate and considering the year-end closing stock price.

S.Y. Bancorp further strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30,000,000 of trust preferred securities.  As a result of its successful trust preferred offering, the Company elected not to issue preferred stock under the Treasury Department’s Capital Purchase Program (CPP), even though it was approved to participate.  S.Y. Bancorp already was well capitalized before the trust preferred offering, and the additional capital raised in that offering qualifies as additional Tier 1 capital.   Separately, the Company also issued $10 million of subordinated debentures during the third quarter of 2008.  These debentures qualify as Tier 2 capital for regulatory capital purposes.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in capital ratios from 2007 to 2008 resulted largely from the issuance of trust preferred securities.  See Note 11 for more detail regarding subordinated debentures.  Note 20 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $2,290,000 and $83,000 at December 31, 2008 and 2007, respectively. The $2,207,000 change is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2008 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2008	2007	2006

Return on average assets	1.38%	1.70%	1.69%
Return on average stockholders’ equity	15.93%	17.26%	17.35%
Dividend pay out ratio, based on basic EPS	42.24%	37.06%	36.08%
Average stockholders’ equity to average assets	8.68%	9.86%	9.75%

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

Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  SFAS 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), is discussed in more detail in Note 18 to the consolidated financial statements.

The Company’s investment securities available for sale are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights and impaired loans may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities available for sale is comprised of debt securities of the U.S. Treasury and other U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks. The trust preferred securities are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$173,371	$1,072	$172,299	$—

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

The Company’s investment in a domestic private equity fund is comprised of bank and other financial industry stocks, and this investment is recorded at fair value using the equity method of accounting.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models.  These assumptions are generally observable in the market place and can be derived from or supported by observable data.  These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets is recorded at cost adjusted for our proportionate share of that bank’s losses to date.  As of December 31, 2008, the Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$2,950	$—	$2,950	$—
Mortgage servicing rights	426	—	—	426
Investment in domestic private equity fund	1,776	—	1,776	—
Investment in bank in expansion market	520	—	520	—

Total	$5,672	$—	$5,246	$426

The following represent impairment charges recognized during the period.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $426,000 at December 31, 2008, resulting in a valuation allowance of $176,000.  A corresponding charge of $176,000 was included in earnings for the year 2008.

The investment in a bank located in one of the Company’s expansion markets, which is recorded using the equity method of accounting, was written down to $520,000 at December 31, 2008.  An impairment charge of $406,000 was included in earnings for the year 2008.

Loans are measured for impairment and, if indicated, are written down based on the value of underlying collateral.  At December 31, 2008, the carrying value of impaired loans with a valuation allowance was $2,724,000 and the corresponding valuation allowance was $1,255,000.  See Note 4 for additional information regarding impaired loans.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses for which the fair value option has been elected in earnings.  The Statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement may be applied to financial instruments existing at the January 1, 2008 adoption date, financial instruments recognized after the adoption date, and upon certain other events.  As of the adoption date and subsequent to that date, the Company has chosen not to elect the fair value option.

In December 2007 the FASB issued a revision to Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS 141R). This statement will become effective in 2009 and sharpens the accounting guidance for business combinations and significantly expands disclosure requirements. As the Company has no business combinations underway, no impact of this pronouncement on the Company is anticipated at this time.

Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, issued in December 2007, must be implemented for fiscal years beginning after December 31, 2008. The objective of this statement is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements relating to an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  At present, these circumstances do not apply to the Company.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued in March 2008, must be implemented for fiscal years beginning after November 15, 2008. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, This statement changes the disclosure requirements for derivative instruments and hedging activities. It requires entities to discuss how and why it uses derivatives instruments, how derivative instruments and relate hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect its financial positions, financial performance and cash flows. The implementation of this statement is not anticipated to have a significant impact on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an Interpretation of FASB Statement No. 60”.  This Statement prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued.  The implementation of this statement is not anticipated to have any impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  Prior to SFAS No.162, the GAAP hierarchy was identified in SAS No. 69, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles”, and was directed at auditors. The FASB believes that the hierarchy of GAAP sources should be directed at preparers of financial statements and thus should be included within the accounting literature. This Statement is effective November 15, 2008.  Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The implementation of this statement is not anticipated to have any impact on the Company’s financial statements.

Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings”, issued in November 2007, expresses the view of SEC staff that, for written loan commitments that are accounted for at fair value through earnings, the expected net future cash flows related to the associated servicing of those loans should be included in the measurement of fair value. It is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this Bulletin has not had and is not anticipated to have any impact on the Company’s financial statements.

Staff Accounting Bulletin No. 110 “Share Based Payment”, issued in December 2007, states that the SEC will continue to accept the simplified method for estimating the expected return of a plain vanilla share option grant under specified conditions. Under the simplified method, the expected term used to value a share option grant is the mid-point between the vesting date and the contractual term of the share option. The new guidance eliminates the December 31, 2007 sunset provision for use of the simplified method in SAB 107, Share-Based Payment. The implementation of this Bulletin has not had and is not anticipated to have any impact on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Income - years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income - years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$24,859	$38,907
Federal funds sold	2,254	422
Mortgage loans held for sale	2,950	4,771
Securities available for sale (amortized cost $169,505 in 2008 and $161,927 in 2007)	173,371	162,549
Securities held to maturity (fair value $44 in 2008 and $1,128 in 2007)	43	1,129
Federal Home Loan Bank stock	4,324	3,931
Loans	1,349,637	1,201,938
Less allowance for loan losses	15,381	13,450
Net loans	1,334,256	1,188,488
Premises and equipment	27,926	27,195
Bank owned life insurance	24,142	23,122
Accrued interest receivable	5,955	6,516
Other assets	28,683	25,189

Total assets	$1,628,763	$1,482,219

Liabilities
Deposits
Non-interest bearing	$182,778	$170,477
Interest bearing	1,088,147	936,230
Total deposits	1,270,925	1,106,707

Securities sold under agreements to repurchase and federal funds purchased	66,517	108,699
Other short-term borrowings	1,132	10,665
Accrued interest payable	690	1,092
Other liabilities	34,039	31,942
Federal Home Loan Bank advances	70,000	90,000
Subordinated debentures	40,960	90

Total liabilities	1,484,263	1,349,195

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,473,740 shares in 2008 and 13,599,563 shares in 2007	5,802	6,214
Additional paid-in capital	7,485	9,821
Retained earnings	128,923	116,906
Accumulated other comprehensive income	2,290	83

Total stockholders’ equity	144,500	133,024

Total liabilities and stockholders’ equity	$1,628,763	$1,482,219

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Interest income
Loans	$80,171	$84,149	$79,437
Federal funds sold	478	944	977
Mortgage loans held for sale	218	225	251
Securities
Taxable	5,247	4,837	4,429
Tax-exempt	1,007	1,075	1,222

Total interest income	87,121	91,230	86,316

Interest expense
Deposits	24,532	31,393	27,496
Securities sold under agreements to repurchase and federal funds purchased	1,155	2,869	2,295
Other short-term borrowings	436	124	298
Federal Home Loan Bank advances	3,928	3,146	1,412
Subordinated debentures	212	7	940

Total interest expense	30,263	37,539	32,441
Net interest income	56,858	53,691	53,875

Provision for loan losses	4,050	3,525	2,100
Net interest income after provision for loan losses	52,808	50,166	51,775

Non-interest income
Investment management and trust services	12,203	12,886	11,632
Service charges on deposit accounts	8,350	8,758	8,791
Bankcard transaction revenue	2,645	2,359	2,028
Gain on sales of mortgage loans held for sale	1,253	1,164	1,270
Loss on sales of securities available for sale	(607)	—	—
Brokerage commissions and fees	1,797	1,929	1,973
Bank owned life insurance income	1,020	985	914
Other	1,148	2,251	2,085
Total non-interest income	27,809	30,332	28,693

Non-interest expense
Salaries and employee benefits	27,686	27,002	26,406
Net occupancy expense	4,247	3,722	3,480
Data processing expense	3,326	4,043	3,834
Furniture and equipment expense	1,117	1,148	1,152
Amortization and write-off of issuance costs of trust preferred securities	—	—	897
State bank taxes	1,334	1,155	1,298
Legal and professional fees	1,634	1,394	1,251
Other	9,541	8,067	8,292

Total non-interest expense	48,885	46,531	46,610

Income before income taxes	31,732	33,967	33,858
Income tax expense	10,056	9,915	10,962
Net income	$21,676	$24,052	$22,896
Net income per share, basic	$1.61	$1.70	$1.58
Net income per share, diluted	$1.59	$1.67	$1.55

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2008
	Common Stock		Additional		Accumulated Other
(In thousands, except per share data)	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balance December 31, 2005	13,816	$6,931	$14,773	$105,290	$(1,197)	$125,797

Net income	—	—	—	22,896	—	22,896
Change in other comprehensive loss, net of tax	—	—	—	—	184	184
Stock compensation expense	—	—	531	—	—	531
5% stock dividend	690	2,301	15,694	(17,995)	—	—
Shares issued for stock options exercised and employee benefit plans	101	321	1,301	—	—	1,622
Cash dividends, $0.57 per share	—	—	—	(8,315)	—	(8,315)
Shares repurchased or cancelled	(207)	(675)	(4,596)	—	—	(5,271)

Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444

Net income	—	—	—	24,052	—	24,052
Change in other comprehensive income, net of tax	—	—	—	—	1,096	1,096
Stock compensation expense	—	—	467	—	—	467
Shares issued for stock options exercised and employee benefit plans	82	277	969	—	—	1,246
Shares issued for non-vested restricted stock	4	14	96	(110)	—	—
Cash dividends, $0.63 per share	—	—	—	(8,912)	—	(8,912)
Shares repurchased or cancelled	(886)	(2,955)	(19,414)	—	—	(22,369)

Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	21,676	—	21,676
Change in other comprehensive income, net of tax	—	—	—	—	2,207	2,207
Stock compensation expense	—	—	657	—	—	657
Shares issued for stock options exercised and employee benefit plans	86	292	1,163	—	—	1,455
Shares issued for non-vested restricted stock	23	76	463	(539)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,135)	—	(9,135)
Shares repurchased or cancelled	(235)	(780)	(4,619)	15	—	(5,384)

Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In thousands)	2008	2007	2006

Net income	$21,676	$24,052	$22,896

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of tax of $967, $601, and $92 respectively)	1,796	1,114	165
Reclassification adjustment for securities losses realized in income (net of tax of $212, $0, and $0, respectively)	395	—	—
Minimum pension liability adjustment (net of tax of $9, $(9), and $10 respectively)	16	(18)	19

Other comprehensive income	2,207	1,096	184

Comprehensive income	$23,883	$25,148	$23,080

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2008	2007	2006

Operating activities
Net income	$21,676	$24,052	$22,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,050	3,525	2,100
Depreciation, amortization and accretion, net	2,532	2,496	2,981
Amortization and write-off of debt issuance costs	—	—	897
Provision for deferred income taxes (benefit)	(1,526)	(1,548)	(37)
Loss on sale of securities available for sale	607	—	—
Gain on sale of mortgage loans held for sale	(1,253)	(1,164)	(1,270)
Loss on the disposal of equipment	—	15	56
Loss (gain) on the sale of other real estate	9	67	(62)
Valuation losses on other assets	1,330	—	—
Increase in value of bank owned life insurance	(1,020)	(985)	(914)
Decrease (increase) in value of private investment fund	153	287	(216)
Origination of mortgage loans held for sale	(92,189)	(90,474)	(80,563)
Proceeds from sales of mortgage loans held for sale	95,263	90,902	85,242
Stock compensation expense	657	467	531
Excess tax benefit from share-based compensation arrangements	(188)	(53)	(83)
Increase in accrued interest receivable and other assets	(4,520)	(2,837)	(6,635)
Increase (decrease) in accrued interest payable and other liabilities	1,826	(7,423)	9,728
Net cash provided by operating activities	27,407	17,327	34,651

Investing activities
Purchases of securities available for sale	(293,950)	(98,202)	(63,348)
Proceeds from sales of securities available for sale	3,344	—	—
Proceeds from maturities of securities available for sale	282,025	80,802	76,653
Proceeds from maturities of securities held to maturity	1,086	2,015	972
Net increase in loans	(151,229)	(61,253)	(95,945)
Purchases of premises and equipment	(3,260)	(4,887)	(2,749)
Proceeds from the sale of premises and equipment	—	—	138
Proceeds from sales of other real estate	3,384	6,090	2,603
Net cash used in investing activities	(158,600)	(75,435)	(81,676)

Financing activities
Net increase in deposits	164,218	3,465	71,885
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(42,182)	24,386	4,427
Net (decrease) increase in other short-term borrowings	(9,533)	9,931	(1,405)
Proceeds from issuance of subordinated debentures	40,900	—	—
Issuance costs of subordinated debentures	(1,414)	—	—
Repayments of subordinated debentures	(30)	(30)	(20,649)
Repayments of Federal Home Loan Bank advances	(20,000)	(10,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	—	40,000	30,000
Issuance of common stock for options and employee benefit plans	1,267	1,193	1,539
Excess tax benefits from share-based compensation arrangements	188	53	83
Common stock repurchases	(5,384)	(22,369)	(5,271)
Cash dividends paid	(9,053)	(8,870)	(7,945)
Net cash provided by financing activities	118,977	37,759	62,664

Net (decrease) increase in cash and cash equivalents	(12,216)	(20,349)	15,639

Cash and cash equivalents at beginning of year	39,329	59,678	44,039

Cash and cash equivalents at end of year	$27,113	$39,329	$59,678
Supplemental cash flow information:
Income tax payments	$9,350	$10,275	$9,645
Cash paid for interest	30,665	37,376	32,189
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,411	$5,991	$1,070

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust II.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and income tax assets, estimated liabilities and expense.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value on an individual loan basis. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.  Prior to 2007, virtually all loans originated by the mortgage banking company were sold in the secondary market with servicing rights released.  Beginning in 2007, the Bank began selling certain loans to FNMA with servicing rights retained.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.

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

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance for loan losses. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset.  Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense.  At December 31, 2008 and 2007, other real estate owned totaled $1,560,000 and $3,831,000, respectively.

The Company’s investment in a domestic private investment fund is comprised of bank and other financial industry stocks and is accounted for in accordance with Statement of Position 78-9.  In 2008, this investment was reclassified to other assets and the equity method of accounting is now applied.  This investment was previously included in securities available for sale.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  MSRs were written down to fair value at

December 31, 2008, resulting in a valuation allowance of $176,000.  A corresponding charge was included in earnings for the year 2008.

The amount of goodwill is measured and evaluated annually for potential impairment.  No impairment charges have been deemed necessary or recorded to date.

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

Income Taxes

Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2008 the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.  Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of January 1 and December 31, 2008, the amount accrued for the potential payment of interest and penalties was $20,000.

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

Net Income Per Share

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options, assuming proceeds are used to repurchase shares under the treasury stock method.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-eight full service banking locations as of December 31, 2008.  These services include lending, receiving deposits, providing cash management services, safe deposit box rental, brokerage activities, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

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

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $919,000 and $838,000 at December 31, 2008 and 2007, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

	Amortized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. Treasury and other U.S. government obligations	$6,796	$159	$—	$6,955
Government sponsored enterprise obligations	104,137	3,480	—	107,617
Mortgage-backed securities	28,898	379	14	29,263
Obligations of states and political subdivisions	26,441	712	69	27,084
Trust preferred securities of financial institutions	3,233	—	781	2,452

	$169,505	$4,730	$864	$173,371

December 31, 2007
U.S. Treasury and other U.S. government obligations	$9,720	$101	$16	$9,805
Government sponsored enterprise obligations	109,809	399	194	110,014
Mortgage-backed securities	11,420	44	151	11,313
Obligations of states and political subdivisions	23,794	550	95	24,249
Trust preferred securities of financial institutions	3,233	—	16	3,217
Other	3,951	—	—	3,951

	$161,927	$1,094	$472	$162,549

For 2007, other securities consisted of preferred securities of other bank holding companies.  These securities, with a cost of $3,951,000, were sold in August 2008, resulting in a loss of $607,000.  There were no sales of securities in 2006 or 2007.

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

	Amortized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2008
Mortgage-backed securities	$43	$1	$—	$44
Obligations of states and political subdivisions	—	—	—	—

	$43	$1	$—	$44

December 31, 2007
Mortgage-backed securities	$59	$2	$—	$61
Obligations of states and political subdivisions	1,070	—	3	1,067

	$1,129	$2	$3	$1,128

A summary of securities as of December 31, 2008 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Fair Value

Due within one year	$64,205	$64,577	$—	$—
Due after one year through five years	38,806	40,277	—	—
Due after five year through ten years	35,137	37,563	32	32
Due after ten years	31,357	30,954	11	12

	$169,505	$173,371	$43	$44

Securities with a carrying value of approximately $96,179,000 at December 31, 2008 and $108,610,000 at December 31, 2007 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2008 and 2007, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2008
U.S. Treasury and other U.S. government obligations	$—	$—	$—	$—	$—	$—
Government sponsored enterprise obligations	—	—	—	—	—	—
Mortgage-backed securities	6,035	14	—	—	6,035	14
Obligations of states and political subdivisions	4,259	69	—	—	4,259	69
Trust preferred securities of financial institutions	2,452	781	—	—	2,452	781

Total temporarily impaired securities	$12,746	$864	$—	$—	$12,746	$864

December 31, 2007
U.S. Treasury and other U.S. government obligations	$—	$—	$3,784	$16	$3,784	$16
Government sponsored enterprise obligations	—	—	28,765	194	28,765	194
Mortgage-backed securities	—	—	10,188	151	10,188	151
Obligations of states and political subdivisions	—	—	7,979	95	7,979	95
Trust preferred securities of financial institutions	1,233	16	—	—	1,233	16

Total temporarily impaired securities	$1,233	$16	$50,716	$456	$51,949	$472

Unrealized losses on Bancorp’s bond portfolio have not been recognized in income because the bonds are of high credit quality, management has the intent and the ability to hold for the foreseeable future, and the decline in fair values is largely due to an increase in prevailing interest rates since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or interest rates decline.  These investments consist of 19 and 51 separate investment positions as of December 31, 2008 and 2007 that are not considered other-than-temporarily impaired.  Based on these detailed reviews, the Company has not recorded other-than-temporary losses on any securities held at December 31, 2008. However, other-than-temporary impairment may arise in future periods due to further deterioration in the general economy and national housing markets, changing cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2008	2007

Commercial and industrial	$348,174	$309,506
Construction and development	167,402	144,668
Real estate mortgage:
Commercial investment	248,308	240,610
Owner occupied commercial	249,164	200,122
1-4 family residential	160,322	145,362
Home equity	145,508	136,962
Consumer	30,759	24,708

	$1,349,637	$1,201,938

Loan balances include net deferred loan fees of $114,000 at December 31, 2008 and $162,000 at December 31, 2007.  The Bank’s credit exposure is diversified with secured and unsecured loans to individuals, small businesses and corporations. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and geographic region and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompass Louisville, Kentucky and surrounding communities including southern Indiana along with Indianapolis, Indiana and Cincinnati, Ohio.

Information about impaired loans follows:

	December 31,
(In thousands)	2008	2007

Principal balance of impaired loans	$4,455	$2,964
Impaired loans with a valuation allowance	2,724	1,857
Amount of valuation allowance	1,255	717
Impaired loans with no valuation allowance	1,731	1,107
Average balance of impaired loans during the year	4,054	4,120

Interest income on impaired or non-accrual loans (cash basis) was $174,000, $55,000 and $164,000 in 2008, 2007, and 2006, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $393,000, $241,000 and $554,000 in 2008, 2007 and 2006, respectively.

Non-performing loans include the balance of impaired loans plus any loans over ninety days past due and still accruing interest.  Loans past due more than ninety days or more and still accruing interest amounted to $255,000 in 2008 and $406,000 in 2007.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.  Included in new loans and repayments are advances and repayments on lines of credit.

Loans to directors and executive officers	Year Ended December 31,
(in thousands)	2008	2007

Balance as of January 1	$5,810	$8,007
New loans and advances on lines of credit	18,756	47,300
Repayments on loans and lines of credit	19,622	49,497
Balance as of December 31	$4,944	$5,810

Deposit balances of directors and executive officers as of December 31	$1,596	$1,810

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Balance at January 1	$13,450	$12,203	$12,035
Provision for loan losses	4,050	3,525	2,100

Loans charged off	(2,963)	(3,111)	(2,774)
Recoveries	844	833	842
Net loan charge-offs	(2,119)	(2,278)	(1,932)

Balance at December 31	$15,381	$13,450	$12,203

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2008	2007

Land	$4,628	$4,586
Buildings and improvements	26,395	24,519
Furniture and equipment	18,024	16,428
Construction in progress	633	886

	49,680	46,419

Accumulated depreciation and amortization	(21,754)	(19,224)

	$27,926	$27,195

Depreciation expense related to premises and equipment was $2,501,000 in 2008, $2,500,000 in 2007 and $2,914,000 in 2006.

(6) Other Assets

A summary of the major components of other assets follows:

	December 31,
(In thousands)	2008	2007

Cash surrender value of life insurance other than BOLI	$6,721	$7,120
Other real estate owned and other foreclosed property	1,560	3,831
Net deferred tax asset	5,717	5,379
Goodwill	682	682
Tax credit investments	2,977	1,831
Domestic private equity fund	1,776	1,929
Investment in bank in expansion market	520	1,386
Common securities of S.Y. Bancorp Capital Trust II	900	—
Unamortized trust preferred securities issuance costs	1,414	—
Mortgage servicing rights	426	138
Other short term receivables	2,927	1,291
Other	3,063	1,602

	$28,683	$25,189

(7) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Expense (benefit) applicable to operations:
Current	$11,582	$11,463	$10,999
Deferred	(1,526)	(1,548)	(37)

Total applicable to operations	10,056	9,915	10,962

Charged (credited) to stockholders’ equity:
Unrealized gain on securities available for sale	967	601	92
Reclassification adjustment for securities losses realized in income	212	—	—
Stock options exercised	(188)	(53)	(83)
Minimum pension liability adjustment	9	(9)	10

	$11,056	$10,454	$10,981

An analysis of the difference between the statutory and effective tax rates follows:

	Year Ended December 31,
	2008	2007	2006

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.3)%	(2.3)%	(2.5)%
Tax credits	(1.0)%	(2.9)%	(0.8)%
Cash surrender value of life insurance	(1.3)%	(1.6)%	(1.2)%
Other, net	1.3%	1.0%	1.9%

	31.7%	29.2%	32.4%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2008	2007

Deferred tax assets
Allowance for loan losses	$5,542	$4,827
Deferred compensation	2,186	2,118
Other	830	189

Total deferred tax assets	8,558	7,134

Deferred tax liabilities
Securities	2,338	1,041
Property and equipment	359	481
Other	144	233

Total deferred tax liabilities	2,841	1,755

Net deferred tax asset	$5,717	$5,379

No valuation allowance for deferred tax assets was recorded as of December 31, 2008 and 2007 because Bancorp has sufficient prior taxable income to allow for utilization of the deductible temporary differences within the carryback period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

Effective January 1, 2007, Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2008 and 2007, the gross amount of unrecognized tax benefits was $230,000.

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

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, the amount accrued for the potential payment of interest and penalties was $31,000 and at December 31, 2008 and 2007 that amount was $20,000.  Federal and state income tax returns are subject to examination from the 2003 tax return year and forward.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2008	2007

Balance as of January 1	$230	$311
Lapse of statute	—	(81)
Balance as of December 31	$230	$230

In 2007, recognition of the tax benefits increased net income, resulting in a decrease in the effective tax rate.

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2008	2007

Interest bearing demand	$220,245	$208,327
Savings	45,934	38,758
Money market	326,866	265,760
Time deposits greater than $100	191,876	145,877
Other time deposits	303,226	277,508

	$1,088,147	$936,230

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $7,053,000, $6,904,000, and $6,276,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(In thousands)

2009	$370,937
2010	88,512
2011	12,851
2012	12,969
2013	7,901
Thereafter	1,932

$495,102

(9) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services.  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007

Average balance during the year	$65,824	$83,775
Average interest rate during the year	1.28%	3.27%
Maximum month-end balance during the year	$73,988	$95,295

Also, Bancorp has a $20,000,000 line of credit with a local correspondent bank.  As of December 31, 2008, the outstanding balance of this line was $0.  The line matures in July 2009 and interest is charged quarterly at a rate of prime minus 40 basis points.

(10) Advances from the Federal Home Loan Bank

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that enables the Bank to borrow up to $111 million under terms to be established at the time of the advance.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.  The Bank had outstanding borrowings of $70,000,000, at December 31, 2008, via three separate advances.  The first advance is a fixed rate, non-callable advance of $30,000,000.   The second advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB quarterly, with the next call date in March 2009, and then quarterly going forward until its maximum maturity in December 2010. The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB quarterly, with the next call date in February of 2009, and then quarterly going forward until its maximum maturity in May 2012.  At December 31, 2007, the Bank had four fixed rate advances totaling $90 million.  Two advances were callable and two were non-callable.  The Bank views the borrowings as a low cost alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates:

	December 31, 2008		December 31, 2007
(In thousands)	Advance	Rate	Advance	Rate

2008	$—	—	$20,000	4.83%
2009	30,000	5.02%	30,000	5.02%
2010	20,000	3.69%	20,000	3.69%
2011	—	—	—	—
2012	20,000	4.58%	20,000	4.58%
	$70,000	4.51%	$90,000	4.58%

The Bank also has a standby letter of credit from the FHLB with $10 million outstanding at December 31, 2008.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the $250,000 per account protection provided by the FDIC to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

(11) Subordinated Debentures

In December 2008, the Company formed S.Y. Bancorp Capital Trust II, a Delaware statutory trust and 100%-owned finance subsidiary.  On December 23, 2008, S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of the Company. The principal asset of S.Y. Bancorp Capital Trust II is a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debenture is fixed at 10.00%.  The Company may redeem all or part of the trust preferred securities at any time on or after December 31, 2013 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the subordinated debenture is paid at maturity in 2038 or upon any earlier redemption of the debenture. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.  Unamortized issuance costs of $1,556,000 will be recognized as non-interest expense over the life of the securities.

On September 30, 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At December 31, 2008 the Bank had chosen the prime rate related alternative and will reevaluate periodically to ensure the most favorable pricing.  The debentures mature in 2018, with a call option to the Bank on or after December 31, 2010.   The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  The primary source of funds for payments of the debentures is dividends received from the Bank, which is limited by regulatory dividend restrictions.  See Note 16 for details on dividend restrictions.

In addition, the Bank had subordinated debentures outstanding amounting to $60,000 at December 31, 2008 and $90,000 at December 31, 2007.  The interest is at a variable rate and was 6.25% at December 31, 2008 and 7.25% at December 31, 2007.  The remaining $60,000 matures in 2049, of which the owner may redeem the debentures at any time.

In 2001, S.Y. Bancorp Capital Trust I, a Delaware statutory business trust and 100%-owned finance subsidiary of Bancorp, issued $20.0 million of 9.0% Cumulative Trust Preferred Securities (“Securities”).  The securities and subordinated debenture bore interest at the rate of 9.0% and on July 1, 2006, Bancorp redeemed these securities at par value.  Remaining unamortized issuance costs of $879,000 were recognized as non-interest expense in the third quarter of 2006.

(12) Preferred Stock

At Bancorp’s 2003 Annual Meeting of Shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2008.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2008	2007	2006

Net income, basic and diluted	$21,676	$24,052	$22,896

Average shares outstanding for basic EPS calculation	13,440	14,168	14,462
Effect of dilutive securities	190	221	279

Average shares outstanding including dilutive securities	13,630	14,389	14,741

Net income per share, basic	$1.61	$1.70	$1.58

Net income per share, diluted	$1.59	$1.67	$1.55

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Expenses of the plan for 2008, 2007, and 2006 were $992,000, $1,224,000, and $929,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2008 and 2007, the KSOP held 365,012 and 369,392, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed approximately $61,000, $60,000, and $190,000 to the senior officers’ plan in 2008, 2007 and 2006 respectively.  At December 31, 2008 and 2007, the amounts included in other liabilities in the consolidated financial statements for this plan were $1,431,000 and $2,072,000.  The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2008 and 2007, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1,928,000 and $1,993,000, respectively.  A discount rate of 5.75% was used in 2008 and 2007 in determining the actuarial present value of the projected benefit obligation.  The Bank funds retirement benefits for both non-qualified plans as they are disbursed and maintains life insurance policies on certain current and former executives, the proceeds from which will offset the cost of benefits.  Under FASB No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans” the liability for the Bank’s plan met the benefit obligation as of December 31, 2008 and 2007.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	106	110	113
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	23	24	26
Net periodic benefit cost	$129	$134	$139

The following table sets forth the plan’s benefit obligations and funded status at December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007

Pension benefits
Benefit obligation at December 31	$1,928	$1,993
Fair value of plan assets at December 31	—	—

Funded status	(1,928)	(1,993)

Liability accrued in the consolidated financial statements	$1,928	$1,993

The following table sets forth additional information concerning the plan as of December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007

Pension benefits
Benefit cost	$129	$134
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	174	174

The benefits expected to be paid in each year from 2009 to 2013 are $174,000, $153,000, $123,000, $123,000 and $123,000, respectively.  The aggregate benefits expected to be paid beyond 2013 are $3,866,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2008.

There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of December 21, 2008, there were 284,513 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted have been subject to a vesting schedule of 20% per year except for those granted to certain executive officers which vest six months after grant date. Restricted shares vest over two to five years.  All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

In accordance with SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated income statement, stock-based compensation expense of $657,000, $467,000 and $531,000 and a related deferred tax benefit of $230,000, $163,000 and $186,000 resulting in a reduction of net income of $427,000, $304,000 and $345,000 or $0.03, $0.02 and $0.02 per basic and diluted shares for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 Bancorp has $692,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next 4 years, the weighted average remaining life of the stock options and $397,000 of unrecognized stock-based compensation expense that will be recorded over the next 5 years, the weighted average remaining life of the restricted shares.  Bancorp received cash of $1,218,000, $1,193,000 and $1,539,000 from the exercise of options during 2008, 2007 and 2006, respectively.

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

The fair value of Bancorp’s stock options is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in option valuations:

	2008	2007	2006

Assumptions Used in Option Valuation
Dividend yield	1.95%	1.81%	1.63%
Expected volatility	14.99%	14.49%	16.53%
Risk free interest rate	3.84%	4.69%	4.42%
Forfeitures	5.65%	5.55%	5.69%
Expected life of options (in years)	7.46	7.70	7.70

The expected life of options and SARs is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2008, 2007 and 2006.

The dividend yield and expected volatility are based on historical information corresponding to the expected life of options and SARs granted.  The expected volatility is the volatility of the underlying shares for the expected term on a quarterly basis.

The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the options.

Activity with respect to outstanding options and SARs follows:

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2007
Vested and exercisable	800	$9.76-26.83	$18.10	$4,794	$3.90
Unvested	216	18.05-26.83	25.42	13	5.96
Total outstanding	1,016	9.76-26.83	19.65	4,807	4.34

Granted	114	23.37	23.37	471	4.57
Exercised	(86)	9.76-26.83	14.76	932	2.97
Forfeited	(17)	22.81-26.83	24.60	53	6.19

At December 31, 2008
Vested and exercisable	783	9.82-26.83	19.03	6,637	4.14	4.67
Unvested	244	20.25-26.83	24.74	672	5.47	8.10
Total outstanding	1,027	9.82-26.83	20.39	$7,309	4.46	5.48

Vested during year	73	—	—	$209	—

The intrinsic value of stock options and SARs exercised in 2008, 2007 and 2006 was $932,000, $928,000 and $953,000, respectively.  The intrinsic value of stock options exercised was based on the closing price of Bancorp’s common shares on the date of exercise.

The weighted average fair values of options and SARs granted in 2008, 2007 and 2006 were $4.57, $6.14 and $5.81, respectively.

Options and SARs outstanding at December 31, 2008 were as follows:

(In thousands, except per share data)

Option and SAR price per share	Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

$11.40	2009	25	25	$11.40
9.82-10.00	2010	129	129	9.89
16.00	2011	95	95	16.00
18.62	2012	102	102	18.62
18.05-20.17	2013	105	105	20.13
20.25-22.81	2014	144	143	22.67
20.70-20.90	2015	2	1	20.83
24.07	2016	173	102	24.07
24.02-26.83	2017	143	58	26.81
23.37	2018	109	23	23.37

		1,027	783	$20.39

(16) Dividend Restriction

Bancorp’s principal source of funds is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2008, the Bank may pay up to $12,797,000 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  As a result of a $20 million dividend in 2006 to fund redemption of trust preferred securities, the Bank needed and obtained approval for its first quarter 2007 and 2008 dividends.  In addition, the Bank needed and obtained approval for a $10,000,000 special dividend in the fourth quarter of 2008 to fund a principal reduction of an outstanding line of credit.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

(17) Commitments and Contingent Liabilities

As of December 31, 2008, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $336,347,000, including standby letters of credit of $21,869,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2008, no amounts have been recorded in the consolidated financial statements relating to these instruments.

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

The Bank leases certain facilities, improvements and equipment under non-cancelable operating leases. Future minimum lease commitments for these leases are outlined in the table below.

Year	Total amount
2009	$1,548,000
2010	1,457,000
2011	1,429,000
2012	1,346,000
2013	1,068,000
Thereafter	4,210,000

Rent expense, net of sublease income, was $1,829,000 in 2008, $1,422,000 in 2007, and $1,361,000 in 2006.

Also, as of December 31, 2008, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value Measurements

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

The Company’s investment securities available for sale are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, and impaired loans may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$173,371	$1,072	$172,299	$—

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

The Company’s investment in a domestic private equity fund is comprised of bank and other financial industry stocks, and this investment is recorded at fair value using the equity method of accounting.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models.  These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets is recorded at cost adjusted for our proportionate share of that bank’s losses to date.  As of December 31, 2008, the Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$2,950	$—	$2,950	$—
Mortgage service rights	426	—	—	426
Investment in domestic private equity fund	1,776	—	1,776	—
Investment in bank in expansion market	520	—	520	—
Total	$5,672	$—	$5,246	$426

The following represent impairment charges recognized during the period.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $426,000 at December 31, 2008, resulting in a valuation allowance of $176,000.  A corresponding charge of $176,000 was included in earnings for the year 2008.

The investment in a bank located in one of the Company’s expansion markets, which is recorded using the equity method of accounting, was written down to $520,000 at December 31, 2008.  An impairment charge of $406,000 was included in earnings for the year 2008.

Loans are measured for impairment and, if indicated, are written down based on the value of underlying collateral.  At December 31, 2008, the carrying value of impaired loans with a valuation allowance was $2,724,000 and the corresponding valuation allowance was $1,255,000.  See Note 4 for additional information regarding impaired loans.

(19) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	2008		2007
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$27,113	$27,113	$39,329	$39,329

Mortgage loans held for sale	2,950	3,097	4,771	4,822
Securities	173,414	173,415	165,607	165,606
Federal Home Loan Bank stock	4,324	4,324	3,931	3,931
Loans, net	1,334,256	1,363,152	1,188,488	1,173,385
Accrued interest receivable	5,955	5,955	6,516	6,516

Financial liabilities
Deposits	$1,270,925	$1,283,281	$1,106,707	$1,111,638
Short-term borrowings	67,649	67,652	119,364	119,364
Long-term borrowings	110,960	124,490	90,090	91,090
Accrued interest payable	690	690	1,092	1,092

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(328)	—	(291)

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

(20) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2008.

As of December 2008 and 2007, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2008 and 2007 follows:

December 31, 2008	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$196,961	13.90%	$113,359	8.00%	NA	NA
Bank	162,160	11.49%	112,905	8.00%	$141,131	10.00%

Tier I risk-based capital (1)
Consolidated	171,520	12.11%	56,654	4.00%	NA	NA
Bank	136,719	9.69%	56,437	4.00%	$84,656	6.00%

Leverage (2)
Consolidated	$171,520	10.62%	$48,452	3.00%	NA	NA
Bank	136,719	8.49%	48,311	3.00%	$80,518	5.00%

December 31, 2007	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$145,799	10.82%	$107,774	8.00%	NA	NA
Bank	146,157	10.91%	107,212	8.00%	$134,015	10.00%

Tier I risk-based capital (1)
Consolidated	132,259	9.82%	53,887	4.00%	NA	NA
Bank	132,617	9.90%	46,785	4.00%	$80,409	6.00%

Leverage (2)
Consolidated	$132,259	9.21%	$43,090	3.00%	NA	NA
Bank	132,617	9.31%	41,255	3.00%	$68,759	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA – Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

(21) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2008	2007

Assets
Cash on deposit with subsidiary bank	$27,627	$344
Investment in and receivable from subsidiaries	141,699	133,811
Securities available for sale (amortized cost of $1,250 in 2008 and 2007)	1,072	1,233
Other assets	7,246	7,915

Total assets	$177,644	$143,303

Liabilities and stockholders’ equity
Short-term borrowings	$—	$8,900
Other liabilities	2,244	1,379
Subordinated debentures	30,900	—
Stockholders’ equity	144,500	133,024

Total liabilities and stockholders’ equity	$177,644	$143,303

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2008	2007	2006

Income - dividends and interest from subsidiaries	$19,065	$14,942	$33,405
Income - interest income from securities	107	34	100
Income – other	10	1,007	11
Expenses	2,096	934	3,025
Income before income taxes and equity in undistributed net income of subsidiary	17,086	15,049	30,491
Income tax (benefit) expense	(407)	(267)	(1,010)
Income before equity in undistributed net income of subsidiary	17,493	15,316	31,501
Equity in undistributed net income of subsidiary	4,183	8,736	(8,605)

Net income	$21,676	$24,052	$22,896

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2008	2007	2006

Operating activities
Net income	$21,676	$24,052	$22,896
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,183)	(8,736)	8,605
(Increase) decrease in receivable from subsidiaries	(3,495)	2,082	5,329
Non-cash compensation expense from vesting of stock options, net of tax	—	—	—
Stock compensation expense	657	467	531
Excess tax benefit from share-based compensation arrangements	(188)	(53)	(83)
Decrease (increase) in other assets	3,015	(2,080)	(1,151)
Increase (decrease) in other liabilities	783	(734)	213

Net cash provided by operating activities	18,265	14,998	36,340

Financing activities
Net increase (decrease) in short-term borrowings	(8,900)	8,900	—
Proceeds from issuance of trust preferred securities	30,900	—	—
Repayments of subordinated debentures	—	—	(20,619)
Proceeds from stock options	1,267	1,193	1,539
Excess tax benefit from share-based compensation agreements	188	53	83
Common stock repurchases	(5,384)	(22,369)	(5,271)
Cash dividends paid	(9,053)	(8,870)	(7,945)

Net cash used in financing activities	9,018	(21,093)	(32,213)

Net increase (decrease) in cash	27,283	(6,095)	4,127
Cash at beginning of year	344	6,439	2,312

Cash at end of year	$27,627	$344	$6,439

(22) Segments

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

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2008	2007	2006

Net interest income
Commercial banking	$56,533	$53,485	$53,723
Investment management and trust	325	206	152

Total net interest income	$56,858	$53,691	$53,875

Provision for loan losses
Commercial banking	$4,050	$3,525	$2,100
Investment management and trust	—	—	—

Total provision for loan losses	$4,050	$3,525	$2,100

Non-interest income
Commercial banking	$15,606	$17,446	$17,061
Investment management and trust	12,203	12,886	11,632

Total non-interest income	$27,809	$30,332	$28,693

Non-interest expenses
Commercial banking	$42,961	$40,163	$40,660
Investment management and trust	5,924	6,368	5,950

Total non-interest expenses	$48,885	$46,531	$46,610

Income Taxes
Commercial banking	$7,750	$7,562	$8,920
Investment management and trust	2,306	2,353	2,042

Total income taxes	$10,056	$9,915	$10,962

Net income
Commercial banking	$17,378	$19,681	$19,104
Investment management and trust	4,298	4,371	3,792

Total net income	$21,676	$24,052	$22,896

(23) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2008 and 2007:

	2008				2007
(In thousands, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$21,478	$22,288	$21,477	$21,878	$22,833	$23,062	$22,815	$22,606
Interest expense	6,761	7,823	7,062	8,617	9,590	9,521	9,236	9,192

Net interest income	14,717	14,465	14,415	13,261	13,243	13,541	13,579	13,414

Provision for loan losses	950	900	975	1,225	1,435	850	460	780
Net interest income after provision	13,767	13,565	13,440	12,036	11,808	12,691	13,119	12,634
Non-interest income	6,320	6,574	7,594	7,321	7,800	7,566	7,724	7,156
Non-interest expenses	12,782	11,920	12,269	11,914	12,146	11,527	11,484	11,374

Income before income taxes	7,305	8,219	8,765	7,443	7,462	8,730	9,359	8,416
Income tax expense	2,239	2,776	2,636	2,405	1,298	2,843	3,062	2,712

Net income	$5,066	$5,443	$6,129	$5,038	$6,164	$5,887	$6,297	$5,704

Basic earnings per share	$0.38	$0.41	$0.46	$0.37	$0.45	$0.42	$0.44	$0.40
Diluted earnings per share	0.37	0.40	0.45	0.37	0.44	0.41	0.43	0.39

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2008 and 2007 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Louisville, Kentucky

March 12, 2009

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

The Board of Directors provides its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically with management, the internal auditors, and the independent auditors, each on a private basis, to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to Board of Directors, and ultimately has sole authority to appoint or replace the independent auditors.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2008, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2008 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of S.Y. Bancorp, Inc and subsidiaries (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting.  Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chief Executive Officer and Chief Financial Officer, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This process includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued an attestation report on Bancorp’s internal control over financial reporting as of December 31, 2008.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2008.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S.Y. Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on S.Y. Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 12, 2009

Item 9B.     Other Information

None

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “CORPORATE GOVERANCE AND RELATED MATTERS – BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks – Retired. Former Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico – Senior Vice President, Wells Fargo Insurance Services of Kentucky, Inc.;

Charles R. Edinger, III – President, J. Edinger & Son. Inc.;

David P. Heintzman – Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde – Vice President of Finance and Chief Financial Officer, Baptist Healthcare System, Inc.;

James A. Hillebrand –President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

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

Item 11.                  Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION — REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information regarding the Compensation Committee is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.  The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table furnishes common shares authorized for issuance under equity compensation plans.  Bancorp has currently issued stock options, stock appreciation rights and restricted stock as equity compensation.  The 1995 Stock Incentive Plan does include stock appreciation rights; however, it does not contain provisions for stock warrants.  The 2005 Stock Incentive Plan includes provisions for options, restricted stock and stock appreciation rights.  For further information on stock options and stock appreciation rights see note 15 to the consolidated financial statements in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options and SARs	Weighted-average exercise price of outstanding options and SARs	Number of securities to be issued upon vesting of restricted shares	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	1,027,056	$20.39	22,366	284,513

Equity compensation plans not approved by shareholders	—	—	—	—

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.                  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets – December 31, 2008 and 2007
Consolidated Statements of Income - years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income - years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - years ended December 31, 2008, 2007 and 2006
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

3.1

Amended and Restated Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2008.  Exhibit 3.1 to Form 8-K filed April 28, 2008, is incorporated by reference herein.

	3.2	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 28, 2008, is incorporated by reference herein.
4.1

Rights agreement dated as of April 23, 2003, between S.Y. Bancorp, Inc. and Wachovia Bank, National Association, as rights agent. Exhibit 1 to Form 8-A filed April 23, 2003, is incorporated by reference herein.

4.2

Indenture for 10% Subordinated Debentures due 2038, dated as of December 23, 2008, between S.Y. Bancorp, Inc. and Wilmington Trust Company, as Trustee.  Exhibit 4.1 to Form 8-K filed December 23, 2008, is incorporated by reference herein.

	10.1*	S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.2*

Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.4 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.3*

Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.3 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.4*

Form of Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan Employer Contribution Agreement, as filed as Exhibit 10.3 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

	10.5*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
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

	10.8*	2005 Restated Senior Executive Severance Agreement dated as of April 22, 2005 between

Stock Yards Bank & Trust Company and Nancy B. Davis, Exhibit 10.4 to Form 8-K filed April 22, 2005, is incorporated by reference herein.
10.9*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.10*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.11*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.12*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.13*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.14*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.15*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.16*	Form of Stock Appreciation Right Grant Agreement (six month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.17*	Form of Stock Appreciation Right Grant Agreement (five year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

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

March 12, 2009	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 12, 2009
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 12, 2009
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial Officer	March 12, 2009
Nancy B. Davis	(principal financial and accounting officer)

/s/ David H. Brooks	Director	March 12, 2009
David H. Brooks

/s/ James E. Carrico	Director	March 12, 2009
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 12, 2009
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 12, 2009
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 12, 2009
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 12, 2009
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 12, 2009
Nicholas X. Simon

/s/ Norman Tasman	Director	March 12, 2009
Norman Tasman

s/ Robert L. Taylor	Director	March 12, 2009
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 12, 2009
Kathy C. Thompson

Index to Exhibits

Exhibit Number

3.1

Amended and Restated Articles of Incorporation of Bancorp filed with the Secretary of State of Kentucky on April 23, 2008. Exhibit 3.1 to Form 8-K filed April 28, 2008, is incorporated by reference herein.

3.2	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 28, 2008, is incorporated by reference herein.
4.1

Rights agreement dated as of April 23, 2003, between S.Y. Bancorp, Inc. and Wachovia Bank, National Association, as rights agent. Exhibit 1 to Form 8-A filed April 23, 2003, is incorporated by reference herein.

4.2

Indenture for 10% Subordinated Debentures due 2038, dated as of December 23, 2008, between S.Y. Bancorp, Inc. and Wilmington Trust Company, as Trustee. Exhibit 4.1 to Form 8-K filed December 23, 2008, is incorporated by reference herein.

10.1*	S.Y. Bancorp, Inc. Stock Option Plan as amended. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
10.2*

Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.4 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.3*

Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.3 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.4*

Form of Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan Employer Contribution Agreement, as filed as Exhibit 10.3 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.

10.5*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
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

10.9*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.10*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.11*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.12*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.13*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.14*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.15*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.16*	Form of Stock Appreciation Right Grant Agreement (six month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.17*	Form of Stock Appreciation Right Grant Agreement (five year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation.