Form 10-Q
period 2009-03-31
S Y BANCORP INC
filed 2009-05-07
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Common Stock, no par value 13,545,288

Shares issued and outstanding at April 30, 2009

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

• UnUnaudited Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008

• UnUnaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008

• UnUnaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008

• Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009

• Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(In thousands, except share data)

	(Unaudited)
	March 31 2009	December 31, 2008
Assets
Cash and due from banks	$26,560	$24,859
Federal funds sold	2,590	2,254
Mortgage loans held for sale	5,241	2,950
Securities available for sale (amortized cost of $142,543 in 2009 and $169,505 in 2008)	145,287	173,371
Securities held to maturity (fair value of $42 in 2009 and $44 in 2008)	40	43
Federal Home Loan Bank stock	4,546	4,324
Loans	1,376,225	1,349,637
Less allowance for loan losses	16,208	15,381

Net loans	1,360,017	1,334,256

Premises and equipment, net	27,481	27,926
Bank owned life insurance	24,384	24,142
Accrued interest receivable	5,663	5,955
Other assets	28,915	28,683

Total assets	$1,630,724	$1,628,763

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$190,080	$182,778
Interest bearing	1,095,954	1,088,147

Total deposits	1,286,034	1,270,925

Securities sold under agreements to repurchase and federal funds purchased	49,134	66,517
Other short-term borrowings	1,317	1,132
Accrued interest payable	533	690
Other liabilities	35,386	34,039
Federal Home Loan Bank advances	70,460	70,000
Subordinated debentures	40,930	40,960

Total liabilities	1,483,794	1,484,263

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,541,032 and 13,473,740 shares in 2009 and 2008, respectively	6,026	5,802
Additional paid-in capital	8,549	7,485
Retained earnings	130,795	128,923
Accumulated other comprehensive income	1,560	2,290

Total stockholders’ equity	146,930	144,500

Total liabilities and stockholders’ equity	$1,630,724	$1,628,763

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended March 31, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Interest income:
Loans	$18,743	$20,332
Federal funds sold	3	55
Mortgage loans held for sale	76	61
Securities – taxable	1,421	1,192
Securities – tax-exempt	274	238

Total interest income	20,517	21,878
Interest expense:
Deposits	4,673	7,026
Securities sold under agreements to repurchase and federal funds purchased	81	454
Other short-term borrowings	—	110
Federal Home Loan Bank advances	780	1,026
Subordinated debentures	875	1

Total interest expense	6,409	8,617

Net interest income	14,108	13,261

Provision for loan losses	1,625	1,225
Net interest income after provision for loan losses	12,483	12,036
Non-interest income:
Investment management and trust services	2,671	3,279
Service charges on deposit accounts	1,811	1,992
Bankcard transaction revenue	659	621
Gains on sales of mortgage loans held for sale	464	314
Brokerage commissions and fees	385	441
Bank owned life insurance income	243	252
Other	293	487
Total non-interest income	6,526	7,386
Non-interest expenses:
Salaries and employee benefits	7,325	7,180
Net occupancy expense	1,008	1,009
Data processing expense	806	752
Furniture and equipment expense	292	276
State bank taxes	388	340
FDIC insurance expense	422	174
Other	1,993	2,248
Total non-interest expenses	12,234	11,979
Income before income taxes	6,775	7,443
Income tax expense	2,038	2,405
Net income	$4,737	$5,038
Net income per share:
Basic	$0.35	$0.37
Diluted	0.35	0.37
Average common shares:
Basic	13,500	13,452
Diluted	13,637	13,610

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(In thousands)

	2009	2008
Operating activities:
Net income	$4,737	$5,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,625	1,225
Depreciation, amortization and accretion, net	383	600
Deferred income tax benefit	(376)	(267)
Gain on sales of mortgage loans held for sale	(464)	(314)
Origination of mortgage loans held for sale	(54,871)	(37,297)
Proceeds from sale of mortgage loans held for sale	53,044	35,949
Bank owned life insurance income	(243)	(252)
Decrease in value of private investment fund	318	—
Stock compensation expense	148	149
Excess tax benefits from share-based compensation arrangements	(32)	(1)
Reversal of valuation of mortgage servicing rights	(156)	—
Decrease (increase) in accrued interest receivable and other assets	717	(783)
Increase (decrease) in accrued interest payable and other liabilities	1,213	(237)

Net cash provided by operating activities	6,043	3,810

Investing activities:
Purchases of securities available for sale	(31,445)	(7,194)
Proceeds from maturities of securities available for sale	58,441	59,747
Proceeds from maturities of securities held to maturity	3	784
Net increase in loans	(27,446)	(88,959)
Purchases of premises and equipment	(185)	(1,200)
Proceeds from sale of other real estate	—	522

Net cash used in investing activities	(632)	(36,300)

Financing activities:
Net increase in deposits	15,109	41,301
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(17,383)	(8,435)
Net increase in other short-term borrowings	185	3,838
Proceeds from Federal Home Loan Bank advances	460	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	707	147
Excess tax benefits from share-based compensation arrangements	32	1
Common stock repurchases	(164)	(5,272)
Cash dividends paid	(2,290)	(2,200)

Net cash provided by (used in) financing activities	(3,374)	29,350

Net increase (decrease) in cash and cash equivalents	2,037	(3,140)
Cash and cash equivalents at beginning of period	27,113	39,329
Cash and cash equivalents at end of period	$29,150	$36,189
Supplemental cash flow information:
Income tax payments	$—	$—
Cash paid for interest	6,566	8,552
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$60	$406

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2009

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of shares	Amount	Additional paid-in capital	Retained earnings	comprehensive income (loss)	Total
Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500
Net income	—	—	—	4,737	—	4,737

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(730)	(730)

Stock compensation expense	—	—	148	—	—	148

Stock issued for stock options exercised and dividend reinvestment plan	49	163	576	—	—	739

Stock issued for non- vested restricted stock	25	84	482	(566)	—	—

Cash dividends, $0.17 per share	—	—	—	(2,300)	—	(2,300)

Shares repurchased or cancelled	(7)	(23)	(142)	1	—	(164)

Balance March 31, 2009	13,541	$6,026	$8,549	$130,795	$1,560	$146,930

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2009 and 2008

(In thousands)

	Three months ended March 31,
	2009	2008
Net income	$4,737	$5,038
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of ($393) and $398, respectively)	(730)	740
Other comprehensive income (loss)	(730)	740
Comprehensive income	$4,007	$5,778

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

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2008 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2009 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

Investment securities consisted of the following at March 31, 2009.

S.Y. BANCORP, INC. AND SUBSIDIARY

			Unrealized
	Cost	Fair Value	Gain/(Loss)
Securities available for sale
U.S. Treasury and other U.S. government obligations	$2,997	$3,109	$112
Government sponsored enterprise obligations	80,930	83,139	2,209
Total government securities	83,927	86,248	2,321

Mortgage backed securities - GNMA	22,055	22,992	937
Mortgage backed securities - government agencies	6,116	6,240	124
Total mortgage backed securities	28,171	29,232	1,061

Obligations of states and political subdivisions	27,212	28,037	825

Trust preferred securities of other financial institutions	3,233	1,770	(1,463)

Total securities available for sale	$142,543	$145,287	$2,744

Securities held to maturity
Mortgage backed securities - government agencies	$40	$42	$2
Total securities held to maturity	$40	$42	$2

Federal Home Loan Bank stock	$4,546	$4,546	$—

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

Debt securities with gross unrealized losses consist of 5 and 18 separate investment positions as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, Bancorp has no securities which were impaired for 12 months or longer.  We anticipate that in the second quarter of 2009, the trust preferred securities will have been in an unrealized loss position for over 12 months.

At March 31, 2009, one trust preferred security with an amortized cost of $1.98 million had an unrealized loss totaling $1.16 million caused by interest rate changes and other market conditions.  Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of March 31, 2009, management is of the opinion that none of the securities are other than temporarily impaired.  Management has the intent and ability to hold all investment securities available for sale for the foreseeable future.  Volatility in these markets subsequent to March 31, 2009 could give rise to other-than-temporary impairment in the future.

S.Y. BANCORP, INC. AND SUBSIDIARY

(c)                      Stock-Based Compensation

On January 1, 2006, Bancorp adopted the modified version of prospective application of Statement of Financial Standard No. 123 (R) “Share-based Payment”, (“SFAS No. 123R”).  Under this method, the fair value of all new and modified awards granted subsequent to the date of adoption is recognized as compensation expense, net of estimated forfeitures.  Further, the fair value of any unvested awards at the date of adoption was recognized as compensation expense, net of estimated forfeitures.

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of March 31, 2009, there were 154,026 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Prior to 2009, those granted to certain executive officers vested six months after grant date. Restricted shares generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.   All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

In accordance with SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $148,300 and $149,000 before income taxes and a deferred tax benefit of $51,900 and $52,200 resulting in a reduction of net income of $96,400 and $96,800 for the three months ended March 31, 2009 and 2008, respectively. Bancorp expects to record an additional $549,000 of stock-based compensation expense in 2009. As of March 31, 2009 Bancorp has $2,366,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $543,000 and $147,000 from the exercise of options during the first three months of 2009 and 2008, respectively.

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

	2009	2008

Dividend yield	2.11%	1.95%
Expected volatility	23.59	14.99
Risk free interest rate	3.11	3.84
Forfeitures	5.96	5.65
Expected life of options and SARs (in years)	7.7	7.5

S.Y. BANCORP, INC. AND SUBSIDIARY

The expected life of options is based on actual experience of past like-term awards.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

The dividend yield and expected volatility are based on historical information corresponding to the expected life of awards granted.  The expected volatility for 2009 is the volatility of the underlying shares for the expected term on a monthly basis. Prior to 2009, volatility was calculated on a quarterly basis.  The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the awards.

A summary of stock option and SARs activity and related information for the three months ended March 31, 2009 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

	Options and SARs	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At December 31, 2008
Vested and exercisable	783	$9.82-26.83	$19.03	$6,637	$4.14	4.67
Unvested	244	20.25-26.83	24.74	672	5.47	8.10
Total outstanding	1,027	9.82-26.83	20.39	7,309	4.46	5.48

Granted	102	22.14	22.14	220	5.36
Exercised	(49)	9.82-18.62	14.56	393	2.87
Forfeited	(3)	22.81-26.83	25.02	1	5.49

At March 31, 2009
Vested and exercisable	795	9.82-26.83	19.74	3,824	4.32	4.83
Unvested	282	20.25-26.83	23.79	301	5.41	8.66
Total outstanding	1,077	9.82-26.83	20.80	$4,125	4.61	5.83

Vested during quarter	61	24.07-26.83	24.81	$21	5.58

The weighted average fair values of options and SARs granted in 2009 and 2008 were $5.36 and $4.57, respectively.

In February 2009, Bancorp granted 101,600 SARs at the current market price of $22.14 and a fair value of $5.36.   These SARs will vest 20% per year over the next five years.  All SARs expire ten years from the date of grant.  Also, in the first quarter of 2009, Bancorp granted 25,542 shares of common stock at the weighted average current market price of $22.15.  These grants generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.

S.Y. BANCORP, INC. AND SUBSIDIARY

(2)                     Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 follows (in thousands):

	2009	2008
Beginning balance January 1,	$15,381	$13,450
Provision for loan losses	1,625	1,225
Loans charged off	(989)	(779)
Recoveries	191	201
Ending balance March 31,	$16,208	$14,097

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $70.46 million, at March 31, 2009, via four separate advances. The first advance is a fixed rate, non-callable advance of $30,000,000 maturing in November 2009.   The second advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB quarterly, with the next call date in June 2009, and then quarterly going forward until its maximum maturity in December 2010. The third advance of $20,000,000 is a fixed rate advance eligible to be called by the FHLB quarterly, with the next call date in May of 2009, and then quarterly going forward until its maximum maturity in May 2012.  For the first three advances, interest payments are due monthly, with principal due at maturity. The fourth advance of $460,000 is a fixed rate amortizing advance which matures in April 2024.  Principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these four advances was 4.50% at March 31, 2009.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $105.2 million as of March 31, 2009 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $25 million outstanding at March 31, 2009.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  As a part of this transaction, Kentucky law requires these deposits above the per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The Bank does not make contributions to this plan.  Information about the components of the net periodic benefit cost of the defined benefit plan follows (in thousands):

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	26	27
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of the net loss	6	6

Net periodic benefit cost	$32	$33

(6)                     Commitments to Extend Credit

As of March 31, 2009, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $340,139,000 including standby letters of credit of $18,645,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2009. Commitments to extend credit were $314,478,000, including letters of credit of $21,869,000, as of December 31, 2008. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of March 31, 2009.

S.Y. BANCORP, INC. AND SUBSIDIARY

(8)                     Net Income Per Share

The following table reflects, for the three months ended March 31, 2009 and 2008, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended March 31
	2009	2008
Net income, basic and diluted	$4,737	$5,038
Average shares outstanding	13,500	13,452
Effect of dilutive securities	137	158

Average shares outstanding including dilutive securities including dilutive securities	13,637	13,610

Net income per share, basic	$0.35	$0.37
Net income per share, diluted	$0.35	$0.37

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

Selected financial information by business segment for the three month periods ended March 31, 2009 and 2008 follows:

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
	2009	2008
	(In thousands)
Net interest income (expense):
Commercial banking	$14,029	$13,176
Investment management and trust	79	85

Total	$14,108	$13,261

Provision for loan losses:
Commercial banking	$1,625	$1,225
Investment management and trust	—	—

Total	$1,625	$1,225

Non-interest income:
Commercial banking	$3,855	$4,107
Investment management and trust	2,671	3,279

Total	$6,526	$7,386

Non-interest expense:
Commercial banking	$10,712	$10,500
Investment management and trust	1,522	1,479

Total	$12,234	$11,979

Tax expense
Commercial banking	$1,608	$1,745
Investment management and trust	430	660

Total	$2,038	$2,405

Net income:
Commercial banking	$3,939	$3,813
Investment management and trust	798	1,225

Total	$4,737	$5,038

S.Y. BANCORP, INC. AND SUBSIDIARY

(10)              Income Taxes

Bancorp adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.  FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of December 31, 2008 and March 31, 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2008 and March 31, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

(11)              Fair Value Measurements

Effective January 1, 2008 the Company adopted FASB Statement No. 157, “Fair Value Measurements”.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by Generally Accepted Accounting Principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. FASB Statement No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The adoption of FASB Statement No. 157 did not have an impact on Bancorp’s consolidated financial statements. In February 2008 the FASB issued a statement delaying the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying Statement No. 157 to other real estate owned and goodwill in 2009.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

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

The Company’s investment securities available for sale are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities available for sale is comprised of debt securities of the U.S. Treasury and other U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks. Certain trust preferred securities are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$145,287	$942	$144,345	$—

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

The Company’s investment in a domestic private equity fund is comprised of bank and other financial industry stocks, and this investment, included in other assets, is recorded using the equity method of accounting.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of March 31, 2009, the Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

S.Y. BANCORP, INC. AND SUBSIDIARY

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  Fair value is based on a valuation analysis that incorporates present value of financial assets of the commercial and retail banking segment of the Bank.  The model incorporates assumptions that market participants would used in estimating future cash flows and their present value.  These measurements are classified as Level 3.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$5,241	$—	$5,241	$—
Mortgage servicing rights	804			804
Investment in domestic private equity fund	1,458		1,458
Investment in bank in expansion market	520		520
Other real estate owned	1,618			1,618
Goodwill	682			682

Total	$10,323	$—	$7,219	$3,104

The following represent impairment charges recognized during the period.

In the first quarter of 2009, mortgage servicing rights, which are carried at the lower of cost or fair value, were written up to fair value of $804,000, resulting in a reduction of the valuation allowance by $156,000.  A corresponding increase of $156,000 was included in earnings for the period.  The remaining valuation allowance at March 31, 2009 of $20,000 represents the amount by which the cost of the mortgage servicing rights exceeds the fair value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  At March 31, 2009, the carrying value of impaired loans with such an allocation was $4,539,000 and the corresponding total allocation was $962,000. The allocation for impaired loans decreased $293,000 from $1,255,000 at December 31, 2008.  Charge-offs of impaired loans totaled $314,000 for the first quarter of 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2009 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2009 compared to the year ended December 31, 2008. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Overview of 2009 through March 31

The Company completed the first quarter of 2009 with net income of $ $4.7 million or 6% less than the comparable period of 2008.  Diluted earnings per share for the first quarter of 2009 were $0.35 compared to the first quarter of 2008 at $0.37. The decrease is due to continued pressure on net interest margin, a higher provision for loan losses, decreasing non-interest income and increasing non-interest expenses partially offset by the positive effect on interest income of strong growth in the loan portfolio.

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

Year-over-year total loans increased $86 million or 7%. Bancorp’s loan totals at March 31, 2009 increased 2% compared to December 31, 2008.  To support the growth, the Company utilized cash flow from maturities in the investment portfolio. Despite loan growth, interest income for 2009 declined from the prior year as a result of decreased rates earned on assets. However, interest expense declined by a greater amount, resulting in higher net interest income compared to the first quarter of 2008.  Net interest income increased 6.4% for the first quarter compared with the year-earlier period.  Net interest margin for the first quarter of 2009, at 3.80% decreased 15 basis points compared to the first quarter of 2008.  This ongoing margin pressure reflects the drop in prevailing short-term interest rates coupled with the impact on interest rates associated with local competition for loans and deposits.

The Bank increased its provision for loan losses to $1,625,000 in the first quarter from $1,225,000 in the first quarter of 2008.  While the Company’s asset quality remains strong despite turmoil in the economy, management continues to be concerned about, and regularly monitors the loan portfolio for, the effects of well-publicized macroeconomic challenges. The Company’s allowance for loan losses was 1.18% of total loans at March 31, 2009, compared with 1.14% of total loans at December 31, 2008, and 1.09% at March 31, 2008.

Non-performing loans at March 31, 2009 were $5,851,000 or 0.43% relative to total loans, an increase from $4,710,000 at the end of the fourth quarter of 2008, and an increase from $4,589,000 in the first quarter of 2008.  Net charge-offs totaled $798,000 or 0.06% of average loans in the first quarter of 2009 compared with $578,000 or 0.05% in the same period last year, and $354,000 or .03% in the fourth quarter of 2008.  Management continues to believe it has appropriately recognized the loan-loss exposure in its portfolio.

S.Y. BANCORP, INC. AND SUBSIDIARY

Lower non-interest income for 2009 as compared to 2008 was due to a primarily due to lower investment management and trust service income, service charges on deposit accounts, brokerage commissions and fees, bank owned life insurance (BOLI) and other non-interest income.  Some of this decrease was offset by increased gains on sales of mortgage loans, which rose almost 50% compared to the same period in 2008, and higher bankcard transaction revenue.

Higher non interest expense in 2009 was primarily due to higher salaries and benefits, FDIC premiums, data processing expenses, furniture and fixtures expense and state bank taxes, partially offset by other non-interest expenses, primarily a decrease in the valuation allowance of mortgage servicing rights.  The Company’s first quarter efficiency ratio was 58.54% compared with 60.58% in the fourth quarter of 2008 and 57.33% in the first quarter last year.

Tangible common equity (TCE) is the book value of the Company minus the value of intangible assets, goodwill, and preferred equity.  At March 31, 2009 we have no preferred equity, our goodwill is $682,000, and mortgage servicing rights total $804,000.  At March 31, 2009, our TCE is $145.4 million, or $10.74 per share, compared with book value per share of $10.85 based on total equity.  At December 31, 2008, our TCE was $143.4 million, or $10.64 per share, compared with book value per share of $10.72 based on total equity.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $4,737,000 for the three months ended March 31, 2009 decreased $301,000, or 6.0%, from $5,038,000 for the comparable 2008 period.  Basic and diluted net income per share was $0.35 for the first quarter of 2009, compared to $0.37 for the first quarter of 2008.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.18% and 13.15%, respectively, for the first quarter of 2009, compared to 1.38% and 15.36%, respectively, for the same period in 2008.

Net Interest Income

The following tables present the average balance sheets for the three month period ended March 31, 2009 and 2008 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
	2009			2008
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Earning assets:
Federal funds sold	$3,797	$3	0.32%	$6,298	$55	3.51%
Mortgage loans held for sale	5,929	76	5.20%	4,801	61	5.11%
Securities:
Taxable	129,347	1,372	4.30%	98,805	1,125	4.58%
Tax-exempt	27,264	392	5.83%	25,263	341	5.43%
FHLB stock	4,344	49	4.57%	3,941	67	6.84%
Loans, net of unearned income	1,361,389	18,888	5.63%	1,235,185	20,476	6.67%

Total earning assets	1,532,070	20,780	5.50%	1,374,293	22,125	6.48%

Less allowance for loan losses	15,802			13,784
	1,516,268			1,360,509

Non-earning assets:
Cash and due from banks	25,488			27,127
Premises and equipment	27,798			27,545
Accrued interest receivable and other assets	57,984			54,972

Total assets	$1,627,538			$1,470,153

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
	2009			2008
(Dollars in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$214,306	$97	0.18%	$207,547	$396	0.77%
Savings deposits	46,355	7	0.06%	39,939	17	0.17%
Money market deposits	323,945	586	0.73%	284,114	1,984	2.81%
Time deposits	495,557	3,983	3.26%	421,700	4,629	4.41%
Securities sold under agreements to repurchase and federal funds purchased	69,387	81	0.47%	83,620	454	2.18%
Other short-term borrowings	1,036	—	0.00%	13,400	110	3.30%
FHLB advances	70,072	780	4.51%	90,000	1,026	4.59%
Long-term debt	40,931	875	8.67%	62	1	6.49%
Total interest bearing liabilities	1,261,589	6,409	2.06%	1,140,382	8,617	3.04%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	183,606			164,573
Accrued interest payable and other liabilities	36,211			33,297

Total liabilities	1,481,406			1,338,252

Stockholders’ equity	146,132			131,901

Total liabilities and stockholders’ equity	$1,627,538			$1,470,153
Net interest income		$14,371			$13,508
Net interest spread			3.44%			3.44%
Net interest margin			3.80%			3.95%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $263,000 and $247,000, respectively, for the three month periods ended March 31, 2009 and 2008.

Fully taxable equivalent net interest income of $14,371,000 for the three months ended March 31, 2009 increased $863,000, or 6.4%, from $13,508,000 when compared to the same period last year. Net interest spread and net interest margin were 3.44% and 3.80%, respectively, for the first quarter of 2009 and 3.44% and 3.95%, respectively, for the first quarter of 2008.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Approximately 41% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and reprice as the prime rate changes.  Of these variable rate loans, approximately $351 million, or 26% of total loans, have reached their contractual floor of 4% or higher.  Approximately $198 million or 14% of total loans have no contractual floor.  The remaining $18 million, or 1% of total loans, of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low. In addition to pressure on loan pricing, many deposit rates are at or near a floor.  This combined with competitive pressure to keep market sensitive deposit rates higher than normal given benchmark rates also adds to margin pressure.  The Company expects the pressure on net interest margin to continue if the pressure on deposit pricing continues and it is forced to raise higher priced deposits to fund loan growth.

Average earning assets increased $157.8 million or 11.5%, to $1.532 billion for the first three months of 2009 compared to 2008, reflecting growth in the loan portfolio and investment securities, partially offset by a decrease in short term earning assets.  Average interest bearing liabilities increased $121.2 million, or 10.6%, to $1.262 billion for the first three months of 2009 compared to 2008 primarily due to increases in money market and time deposits and long term debt, partially offset by decreases in securities sold under agreements to repurchase, FHLB borrowings and federal funds purchased.

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income.  Bank

S.Y. BANCORP, INC. AND SUBSIDIARY

management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2009 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative impact. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	12.21%
Increase 100bp	6.09
Decrease 100bp	(6.06)
Decrease 200bp	(12.65)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2009 and 2008 follows:

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
(Dollars in thousands)	2009	2008

Balance at the beginning of the period	$15,381	$13,450
Provision for loan losses	1,625	1,225
Loan charge-offs, net of recoveries	(798)	(578)
Balance at the end of the period	$16,208	$14,097
Average loans, net of unearned income	$1,361,389	$1,235,185
Provision for loan losses to average loans (1)	0.12%	0.10%
Net loan charge-offs to average loans (1)	0.06%	0.05%
Allowance for loan losses to average loans	1.19%	1.14%
Allowance for loan losses to period-end loans	1.18%	1.09%
Allowance to nonperforming loans	277.01%	307.19%

(1) Amounts not annualized

The provision for loan losses increased $400,000 during the first three months of 2009 as compared to 2008. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2009.  Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $220,000 for the first three months of 2009 compared to the same period in 2008.  Even though our metrics for net charge-offs and non-performing loans remain near historically low levels, management considers the volatility and disruption experienced in credit markets over the past year and the possibility that these conditions can place additional pressure on credit quality in determining the provision and allowance for loan losses.  As the recession goes on, if real estate values fail to stabilize and the stock market remains at depressed levels, the personal wealth of many of our borrowers and guarantors, which traditionally has represented an additional source of security for many loans, may continue to erode. These pressures add to the concern that surrounds the real estate downturn of the past year.  In Louisville, our largest and principal market, growth and expansion traditionally have been steady, and the city largely has avoided the rapid run-up in real estate prices that occurred elsewhere, and this market has remained resilient thus far.  Still, it is impossible to predict if and to what extent the more pronounced national trends will reach the local market.  Clearly, conditions remain unsettled in the housing and credit markets, and, coupled with the recent severe downturn in the stock markets, it is impossible to predict how these interconnected factors will play out in the near term, or what their effects on future credit quality might be.  Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2009 and 2008.

S.Y. BANCORP, INC. AND SUBSIDIARY

	Three months ended March 31
(In thousands)	2009	2008

Non-interest income:
Investment management and trust services	$2,671	$3,279
Service charges on deposit accounts	1,811	1,992
Bankcard transaction revenue	659	621
Gains on sales of mortgage loans held for sale	464	314
Brokerage commissions and fees	385	441
Bank owned life insurance income	243	252
Other	293	487

Total non-interest income	$6,526	$7,386

Non-interest expenses:
Salaries and employee benefits	7,325	$7,180
Net occupancy expense	1,008	1,009
Data processing expense	806	752
Furniture and equipment expense	292	276
State bank taxes	388	340
FDIC insurance expense	422	174
Other	1,993	2,248

Total non-interest expenses	$12,234	$11,979

Total non-interest income decreased $860,000, or 11.6%, for the first quarter of 2009 compared to the same period in 2008.

Investment management and trust services income decreased $608,000, or 18.5%, in the first quarter of 2009, as compared to the same period in 2008.  This decrease arose primarily from a decline in executor fees and the impact of a decline in the market value of assets under management, partially offset by net new business opened during the quarter with an annual projected income of approximately $227,000.  Trust assets under management at March 31, 2009 were $1.30 billion, compared to $1.35 billion at December 31, 2008 and $1.55 billion at March 31, 2008.  Most fees earned for managing accounts are based on a percentage of market value, resulting in a decline in investment management fees.  As of March 31, 2009, declines in market value of trust assets more than offset 2009 growth from net new business.

Service charges on deposit accounts decreased $181,000, or 9.1%, in the first quarter of 2009, as compared to the same period in 2008.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year, and has been slowly trending downward after a high in 2006.

Bankcard transaction revenue increased $38,000, or 6.1%, in the first quarter of 2009, as compared to the same period in 2008. Results in 2009 compared favorably to 2008 as bankcard transaction volume continues to increase.

S.Y. BANCORP, INC. AND SUBSIDIARY

The Bank operates a mortgage banking division, which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Beginning in 2007, the Bank began to service mortgage loans sold to Fannie Mae.  For the first quarter of 2009 loans sold with servicing rights retained represent approximately 80% of the mortgage banking division’s origination and sales activity.  Gains on sales of mortgage loans were $464,000 in the first quarter of 2009 and $314,000 in 2008.  This represents an increase of 47.8%.  Prevailing mortgage interest rates fell substantially in late 2008 and remained at attractive levels for the first three months of 2009 helping contribute to an increase in loan volume — primarily refinance activity.

Brokerage commissions and fees decreased $56,000, or 12.7%, in the first quarter of 2009, as compared to the same period in 2008.  These decreases corresponded to lower overall brokerage volume.  The Company expects brokerage volume to continue to be hindered until consumer investor confidence in the stock market improves.

BOLI income decreased $9,000 or 3.6% due to a decrease in the crediting rate from the insurance policies.

Other non-interest income decreased $194,000, or 39.8%, in the first quarter of 2009 as compared to the same period in 2008, primarily due to a decrease of $318,000 in the value of the domestic private equity fund, partially offset by an increase in fees and income related to mortgage banking of $131,000, as well as a variety of factors, none of which is individually significant.

Total non-interest expenses increased $255,000, or 2.1%, for the first quarter of 2009 as compared to the same period in 2008.

Salaries and employee benefits increased $145,000, or 2.0%, for the first quarter of 2009, as compared to the same periods of 2008, due to increases in salaries and pensions, offset by a decrease in health insurance expense.  The Bank had 460 full time equivalent employees as of March 31, 2009 and 2008; however, additions to senior staff and management increased per capita salaries in 2009.

Net occupancy expense decreased $1,000, or 0.1%, in the first quarter of 2009, as compared to the same period of 2008, due to a one-time reduction of utilities expense, as well as the termination of a lease of a potential expansion site.  Data processing expense increased $54,000 or 7.2% for the first quarter of 2009, as compared to the same period in 2008, primarily due to a one-time reduction of data processing fees in the first quarter of 2008.  Furniture and equipment expense increased $16,000 or 5.8% for the first quarter of 2009, as compared to the same period in 2008.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $48,000, or 14.1%, for the first quarter of 2009 as compared to the same period in 2008.  These bank taxes are based on five-year average capital levels, which are increasing commensurate with our growth.  Also, the Bancorp purchased Commonwealth of Kentucky historic tax preservation and investment tax credits and at a discount reducing state tax expense in 2008 to a greater degree than 2009.

FDIC insurance expense rose $248,000, or 142.5%, for the first quarter of 2009 as compared to the same period in 2008.  The increase is directly related to an increase in regular deposit assessment rates by the FDIC, announced in December 2008.  In addition to the increased assessment rates, the FDIC announced in February 2009 that the Board of Directors of the FDIC approved a proposed interim rule which would impose a 20 basis point special assessment on June 30, 2009, to be collected on September 30, 2009.  This special assessment would cost the Company approximately $2,400,000.  In addition to the special assessment of 20 basis points, the Board of the FDIC would be permitted to impose a second special

S.Y. BANCORP, INC. AND SUBSIDIARY

assessment of up to 10 basis points after June 30, 2009 if necessary.  Subsequent to the announcement of the special assessments, the FDIC communicated to Congress that if their borrowing line were increased, it would provide flexibility to reduce the assessment.  At this time, no final rule has been announced to determine the impact of the special assessment.  Accordingly, the Company’s first quarter results exclude any expense related to the proposed special assessment.

Other non-interest expenses decreased $255,000 or 11.3% in the first quarter of 2009, as compared to the same period in 2008.  Included in this category are amortization and valuation allowance expenses related to MSRs.  Due to increases in the valuation of MSRs, the valuation allowance decreased $156,000 in the first quarter of 2009, resulting in a corresponding decrease in other expenses.  The remaining decreases in other non-interest expenses are related to a decrease of $152,000 in advertising expense, along with a variety of factors including professional fees, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the first quarter of 2009, Bancorp recorded income tax expense of $2,038,000, compared to $2,405,000 for the same period in 2008.  The effective rate for the three month period was 30.1% in 2009 and 32.3% in 2008.  The decrease in the effective tax rate was primarily due to an increased proportion of tax-exempt interest income and tax credits to pretax income.

Commitments

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of the Company’s commitments is included in Note 6.

Other commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets increased $1.96 million, or 0.1%, from $1.629 billion on December 31, 2008 to $1.631   billion on March 31, 2009.  The most significant contributor of the increase in assets was loan growth in the first quarter. Loan totals increased $26.6 million from the end of 2008. Also, investment securities decreased $28.1 million as a result of maturing securities. Due to low prevailing interest rates, management chose not to replace maturing securities during the quarter.

Total liabilities decreased $469,000, or 0.03%, from December 31, 2008 to $1.484 billion on March 31, 2009.  The most significant component of the decrease was in securities sold under agreements to repurchase and federal funds purchased, which decreased $17.4 million or 26.1%.  Total deposits increased $15.1 million, or 1.2% in support of loan growth. Other short-term borrowings increased $185 thousand or 16.3%.  Since December 31, 2007, there has been a migration of $32.4 million from securities sold under agreement to repurchase to business money market deposits.

Holdings of trust preferred securities of other financial institutions and a domestic private investment fund are concentrated in the bank and financial service companies, and as such, have been negatively impacted

S.Y. BANCORP, INC. AND SUBSIDIARY

by declining industry performance.  Management evaluates these investments considering various factors, and volatility in these markets, particularly subsequent to March 31 could give rise to other-than-temporary impairment in the future.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $4,539,000 and loans past due over 90 days and still accruing of $1,312,000, totaled $5,851,000 at March 31, 2009.  Non-performing loans were $4,710,000 at December 31, 2008 including $255,000 of loans past due over 90 days and still accruing. The increase of loans past due over 90 days and still accruing includes $949,000 of loans that had matured and were in the process of renewal.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represents 0.43% of total loans at March 31, 2009 compared to 0.35% at December 31 2008.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $7,529,000 at March 31, 2009 and $6,366,000 at December 31, 2008.  This represents 0.46% of total assets at March 31, 2009 compared to 0.39% at December 31, 2008.  The increase in non-performing assets is largely due to the increase on loans past due over 90 days and still accruing discussed above.

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

The Company’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $2.6 million at March 31, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $145.3 million at March 31, 2009, and included an unrealized net gain of $2.7 million. The portfolio includes maturities of approximately $39.2 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At March 31, 2009, total investment securities pledged for these purposes comprised 63% of the available for sale investment portfolio, leaving $53.3 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2009, such deposits totaled $780 million and represented 61% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships they do not put heavy pressure on liquidity.

With regard to credit available to the Company, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2009, the Bank’s additional borrowing capacity with the FHLB was approximately $105.2

S.Y. BANCORP, INC. AND SUBSIDIARY

million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $133 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  For the first three months of 2009, the Bank declared dividends to Bancorp totaling $2,300,387 to fund quarterly cash dividends to stockholders.  At March 31, 2009, the Bank may pay up to $16,123,495 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At March 31, 2009, stockholders’ equity totaled $146,930,000, an increase of $2,430,000 since December 31, 2008.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2008.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $1,560,000 at March 31, 2009 and $2,290,000 at December 31, 2008.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The Bancorp strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30,000,000 of trust preferred securities.  As a result of its trust preferred offering, the Company elected not to issue preferred stock under the Treasury Department’s Capital Purchase Program (CPP), even though it was approved to participate.  S.Y. Bancorp already was well capitalized before the trust preferred offering, and the additional capital raised in that offering qualifies as additional Tier 1 capital.   Separately, the Company also issued $10 million of subordinated debentures during the third quarter of 2008.  These debentures qualify as Tier 2 capital for regulatory capital purposes.

The following table sets forth Bancorp’s risk based capital amounts and ratios as of March 31, 2009.

S.Y. BANCORP, INC. AND SUBSIDIARY

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$200,957	13.89%	196,961	13.90%
For capital adequacy purposes	115,742	8.00	113,359	8.00
To be well capitalized	144,677	10.00	141,699	10.00

Tier 1 risk-based capital	$174,689	12.07%	171,520	12.11%
For capital adequacy purposes	57,892	4.00	56,654	4.00
To be well capitalized	86,838	6.00	84,981	6.00

Leverage ratio (Tier 1 capital)	$174,689	10.75%	171,520	10.62%
For capital adequacy purposes	48,750	3.00	48,452	3.00
To be well capitalized	81,251	5.00	80,753	5.00

e)              Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data.  In February 2008 the FASB issued a statement delaying the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying Statement No. 157 to other real estate owned and goodwill in 2009.  The Statement does not require any new fair value measurements. The adoption of FASB Statement No. 157 did not have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Company has elected not to adopt this FSP early.  The adoption of FSP No. 157-4 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance

S.Y. BANCORP, INC. AND SUBSIDIARY

related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected not to adopt this FSP early.  The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Company has elected not to adopt this FSP early. The adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2009 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2009.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	4,292	23.62	—	—
March 1 - March 31	2,418	25.73	—	—

Total	6,710	$24.38	—	—

(1)               First quarter 2009 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options, and shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)               The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, and in February 2005, July 2007, and November 2007 expanded the plan to allow for the repurchase of up to 577,500 shares, 550,000 shares, and 550,000 shares respectively.  The stock repurchase program expired in November 2008, and was not renewed.  At the time of plan expiration, 163,000 shares remained to be purchased under the program.

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

S.Y. BANCORP, INC.

Date: May 7, 2009	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer