Form 10-Q
period 2009-06-30
S Y BANCORP INC
filed 2009-08-07
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Common Stock, no par value 13,579,968

Shares issued and outstanding at July 30, 2009

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

•	Unaudited Condensed Consolidated Balance Sheets June 30, 2009 and December 31, 2008

•	Unaudited Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2009 and 2008

•	Unaudited Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2009 and 2008

•	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
for the six months ended June 30, 2009

•	Unaudited Condensed Consolidated Statements of Comprehensive Income
for the three and six months ended June 30, 2009 and 2008

•	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(In thousands, except share data)

	(Unaudited)
	June 30	December 31,
	2009	2008
Assets
Cash and due from banks	$27,559	$24,859
Federal funds sold	6,200	2,254
Mortgage loans held for sale	15,459	2,950
Securities available for sale (amortized cost of $220,592 in 2009 and $169,505 in 2008)	223,169	173,371
Securities held to maturity (fair value of $41 in 2009 and $44 in 2008)	39	43
Federal Home Loan Bank stock and other securities	5,547	4,324
Loans	1,398,679	1,349,637
Less allowance for loan losses	17,077	15,381
Net loans	1,381,602	1,334,256
Premises and equipment, net	27,402	27,926
Bank owned life insurance	24,629	24,142
Accrued interest receivable	5,715	5,955
Other assets	29,438	28,683
Total assets	$1,746,759	$1,628,763

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$205,403	$182,778
Interest bearing	1,131,610	1,088,147
Total deposits	1,337,013	1,270,925
Securities sold under agreements to repurchase and federal funds purchased	92,116	66,517
Other short-term borrowings	1,717	1,132
Accrued interest payable	582	690
Other liabilities	34,419	34,039
Federal Home Loan Bank advances	90,458	70,000
Subordinated debentures	40,930	40,960
Total liabilities	1,597,235	1,484,263
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,580,317 and 13,473,740 shares in 2009 and 2008, respectively	6,157	5,802
Additional paid-in capital	9,133	7,485
Retained earnings	132,782	128,923
Accumulated other comprehensive income	1,452	2,290
Total stockholders’ equity	149,524	144,500
Total liabilities and stockholders’ equity	$1,746,759	$1,628,763

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2009 and 2008

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans	$19,204	$20,050	$37,947	$40,382
Federal funds sold	17	84	20	139
Mortgage loans held for sale	105	87	181	148
Securities — taxable	1,187	1,010	2,608	2,202
Securities — tax-exempt	284	246	558	484
Total interest income	20,797	21,477	41,314	43,355
Interest expense:
Deposits	4,664	5,635	9,337	12,661
Securities sold under agreements to repurchase and federal funds purchased	65	276	146	730
Other short-term borrowings	—	117	—	227
Federal Home Loan Bank advances	868	1,033	1,648	2,059
Subordinated debentures	883	1	1,758	2
Total interest expense	6,480	7,062	12,889	15,679
Net interest income	14,317	14,415	28,425	27,676
Provision for loan losses	2,200	975	3,825	2,200
Net interest income after provision for loan losses	12,117	13,440	24,600	25,476
Non-interest income:
Investment management and trust services	2,801	3,238	5,472	6,517
Service charges on deposit accounts	2,038	2,117	3,849	4,109
Bankcard transaction revenue	747	691	1,406	1,312
Gains on sales of mortgage loans held for sale	444	319	943	755
Brokerage commissions and fees	437	442	822	883
Bank owned life insurance income	245	258	488	510
Other	1,352	592	1,645	1,048
Total non-interest income	8,064	7,657	14,625	15,134
Non-interest expenses:
Salaries and employee benefits	7,629	7,326	14,989	14,633
Net occupancy expense	1,013	1,036	2,021	2,045
Data processing expense	1,002	896	1,808	1,648
Furniture and equipment expense	307	276	599	552
State bank taxes	474	314	862	654
FDIC insurance expense	1,245	90	1,667	264
Other	2,360	2,394	4,353	4,606
Total non-interest expenses	14,030	12,332	26,299	24,402
Income before income taxes	6,151	8,765	12,926	16,208
Income tax expense	1,863	2,636	3,901	5,041
Net income	$4,288	$6,129	$9,025	$11,167
Net income per share:
Basic	$0.32	$0.46	$0.67	$0.83
Diluted	0.31	0.45	0.66	0.82
Average common shares:
Basic	13,564	13,409	13,532	13,431
Diluted	13,729	13,584	13,683	13,598

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(In thousands)

	2009	2008
Operating activities:
Net income	$9,025	$11,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,825	2,200
Depreciation, amortization and accretion, net	1,009	1,248
Deferred income tax benefit	(848)	(485)
Gain on sales of mortgage loans held for sale	(943)	(755)
Origination of mortgage loans held for sale	(139,441)	(57,346)
Proceeds from sale of mortgage loans held for sale	127,875	57,320
Bank owned life insurance income	(488)	(510)
Increase in value of private investment fund	(142)	—
Gain (loss) on the sale of other real estate	2	(2)
Stock compensation expense	328	363
Excess tax benefits from share-based compensation arrangements	(98)	(1)
Reversal of valuation of mortgage servicing rights	(176)	—
Decrease (increase) in accrued interest receivable and other assets	1,081	(1,138)
Increase in accrued interest payable and other liabilities	351	4,486
Net cash provided by operating activities	1,360	16,547
Investing activities:
Purchases of securities available for sale	(116,082)	(42,614)
Proceeds from maturities of securities available for sale	64,032	92,129
Proceeds from maturities of securities held to maturity	4	786
Net increase in loans	(51,231)	(120,171)
Purchases of premises and equipment	(723)	(2,456)
Proceeds from sale of other real estate	58	1,338
Net cash used in investing activities	(103,942)	(70,988)
Financing activities:
Net increase in deposits	66,088	156,625
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	25,599	(52,930)
Net increase in other short-term borrowings	585	4,052
Proceeds from Federal Home Loan Bank advances	20,460	—
Repayments of Federal Home Loan Bank advances	(2)	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,315	422
Excess tax benefits from share-based compensation arrangements	98	1
Common stock repurchases	(296)	(5,272)
Cash dividends paid	(4,589)	(4,486)
Net cash provided by financing activities	109,228	98,382
Net increase in cash and cash equivalents	6,646	43,941
Cash and cash equivalents at beginning of period	27,113	39,329
Cash and cash equivalents at end of period	$33,759	$83,270
Supplemental cash flow information:
Income tax payments	$4,495	$4,200
Cash paid for interest	12,995	15,855
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$60	$406

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2009

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total
Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500
Net income	—	—	—	9,025	—	9,025

Change in accumulated other comprehensive loss, net of tax	—	—	—	—	(838)	(838)

Stock compensation expense	—	—	328	—	—	328

Stock issued for stock options exercised and dividend reinvestment plan	93	311	1,102	—	—	1,413

Stock issued for non-vested restricted stock	25	85	481	(566)	—	—

Cash dividends, $0.34 per share	—	—	—	(4,608)	—	(4,608)

Shares repurchased or cancelled	(12)	(41)	(263)	8	—	(296)

Balance June 30, 2009	13,580	$6,157	$9,133	$132,782	$1,452	$149,524

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2009 and 2008

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$4,288	$6,129	$9,025	$11,167
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale:
Unrealized gains losses arising during the period (net of tax of ($58), (558), ($451) and ($159), respectively)	(108)	(1,036)	(838)	(296)
Other comprehensive income	(108)	(1,036)	(838)	(296)
Comprehensive income	$4,180	$5,093	$8,187	$10,871

See accompanying notes to unaudited condensed consolidated financial statements.

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

Interim results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

June 30, 2009	Amortized	Unrealized		Fair
Securities available for sale	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government obligations	$2,998	$85	$—	$3,083
Government sponsored enterprise obligations	131,143	1,586	—	132,729
Total government securities	134,141	1,671	—	135,812

Mortgage-backed securities - GNMA	34,828	601	20	35,409
Mortgage-backed securities - government agencies	18,805	175	7	18,973
Total mortgage-backed securities	53,633	776	27	54,382

Obligations of states and political subdivisions	29,585	871	39	30,417
Trust preferred securities of financial institutions	3,233	—	675	2,558

Total securities available for sale	$220,592	$3,318	$741	$223,169

December 31, 2008	Amortized	Unrealized		Fair
Securities available for sale	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government obligations	$6,796	$159	$—	$6,955
Government sponsored enterprise obligations	104,137	3,480	—	107,617
Total government securities	110,933	3,639	—	114,572

Mortgage-backed securities - GNMA	22,256	320	10	22,566
Mortgage-backed securities - government agencies	6,642	59	4	6,697
Total mortgage-backed securities	28,898	379	14	29,263

Obligations of states and political subdivisions	26,441	712	69	27,084
Trust preferred securities of financial institutions	3,233	—	781	2,452

Total securities available for sale	$169,505	$4,730	$864	$173,371

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

June 30, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value

June 30, 2009
Mortgage-backed securities - government agencies	$39	$2	$—	$41

	$39	$2	$—	$41

December 31, 2008	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value

December 31, 2008
Mortgage-backed securities - government agencies	$43	$1	$—	$44

	$43	$1	$—	$44

A summary of securities as of June 30, 2009 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$94,157	$94,287	$—	$—
Due within one year through five years	40,537	41,713	—	—
Due within five years through ten years	34,877	35,926	28	30
Due after ten years	51,021	51,243	11	11

	$220,592	$223,169	$39	$41

Securities with unrealized losses at June 30, 2009 and December 31, 2008, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2009
Mortgage-backed securities - GNMA	$8,360	$20	$—	$—	$8,360	$20
Mortgage-backed securities - government agencies	3,493	7	—	—	3,493	7
Obligations of states and political subdivisions	2,312	39	—	—	2,312	39
Trust preferred securities of financial institutions	—	—	2,558	675	2,558	675

Total temporarily impaired securities	$14,165	$66	$2,558	$675	$16,723	$741

December 31, 2008
Mortgage-backed securities - government agencies	$6,035	$14	$—	$—	$6,035	$14
Obligations of states and political subdivisions	4,259	69	—	—	4,259	69
Trust preferred securities of financial institutions	2,452	781	—	—	2,452	781

Total temporarily impaired securities	$12,746	$864	$—	$—	$12,746	$864

The investment portfolio has a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential service public works projects.  The bonds are primarily concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not more likely than not that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.  The Bancorp does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Debt securities with gross unrealized losses consist of 12 and 18 separate investment positions as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, Bancorp has 3 securities totaling $2,558,000 which were impaired for 12 months or longer.  At June 30, 2009, these trust preferred securities with a total amortized cost of $3,233,000 had an unrealized loss totaling $675,000 caused by interest rate changes and other market conditions. Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of June 30, 2009, management is of the opinion that none of the securities are other than temporarily impaired. Management does not intend to sell the investments, and it is not more likely than not that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Volatility in these markets subsequent to June 30, 2009 could give rise to other-than-temporary impairment in the future.

Additional securities held by the Company at June 30, 2009 consist of the following:

			Unrealized
Federal Home Loan Bank stock and other securities	Cost	Fair Value	Gain/(Loss)
Federal Home Loan Bank stock	$4,546	$4,546	$—
Other non-marketable securities	1,001	1,001	—
Total Federal Home Loan Bank stock and other securities	$5,547	$5,547	$—

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

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of June 30, 2009, there were 151,399 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in

2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Prior to 2009, those granted to certain executive officers vested six months after grant date. Restricted shares generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.   All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

In accordance with SFAS No. 123R, Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $179,900 and $218,000 before income taxes and a deferred tax benefit of $63,000 and $76,000 resulting in a reduction of net income of $116,900 and $142,000 for the second quarter of 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, Bancorp recognized $328,200 and $363,000 of compensation expense before taxes, a deferred tax benefit of $114,900 and $127,000, and a reduction of net income of $213,300 and $236,000, respectively.  Bancorp expects to record an additional $365,000 of stock-based compensation expense in 2009. As of June 30, 2009 Bancorp has $2,167,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $768,000 and $422,000 from the exercise of options during the first six months of 2009 and 2008, respectively.

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

A summary of stock option and SARs activity and related information for the six months ended June 30, 2009 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2008
Vested and exercisable	783	$9.82-26.83	$19.03	$6,637	$4.14	4.67
Unvested	244	20.25-26.83	24.74	672	5.47	8.10
Total outstanding	1,027	9.82-26.83	20.39	7,309	4.46	5.48

Granted	102	22.14-24.30	22.15	206	5.36
Exercised	(83)	9.82-18.62	12.83	916	2.48
Forfeited	(6)	22.14-26.83	24.67	2	5.48

At June 30, 2009
Vested and exercisable	762	9.82-26.83	20.16	3,262	4.44	4.76
Unvested	278	20.90-26.83	23.80	265	5.41	8.43
Total outstanding	1,040	9.82-26.83	21.13	$3,527	4.70	5.74

Vested during quarter	2	20.25-24.02	20.78	$6	4.78

The weighted average fair values of options and SARs granted in 2009 and 2008 were $5.36 and $4.57, respectively.

In the first quarter of 2009, Bancorp granted 102,100 SARs at the weighted average current market price of $22.15 and a fair value of $5.36.   These SARs will vest 20% per year over the next five years.  All SARs expire ten years from the date of grant.  Also, in the first quarter of 2009, Bancorp granted 25,542 shares of restricted common stock at the weighted average current market price of $22.15.  These grants generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.

(2)                     Impaired Loans and Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 follows (in thousands):

	2009	2008
Beginning balance January 1,	$15,381	$13,450
Provision for loan losses	3,825	2,200
Loans charged off	(2,458)	(1,537)
Recoveries	329	343
Ending balance June 30,	$17,077	$14,456

Information about impaired loans follows (in thousands):

	June 30, 2009	December 31, 2008
Principal balance of impaired loans	$6,123	$4,455
Impaired loans with a valuation allowance	4,222	2,724
Amount of valuation allowance	1,126	1,255
Impaired loans with no valuation allowance	1,901	1,731
Average balance of impaired loans for the period	5,039	4,054

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $90.5 million, at June 30, 2009, via six separate advances as detailed in the table below.

Amount	Type	Amortization	Maturity	Call Feature	Next Call Date
$30,000,000	Fixed rate	None	November 2009	Non callable
20,000,000	Fixed rate	None	December 2010	Quarterly	September 2009
20,000,000	Fixed rate	None	May 2012	Quarterly	August 2009
10,000,000	Fixed rate	None	April 2012	Non callable
10,000,000	Fixed rate	None	April 2014	Non callable
458,000	Fixed rate	15 Year	April 2024	Non callable
$90,458,000

For the first five advances, interest payments are due monthly, with principal due at maturity.  For the sixth advance, principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these six advances was 4.02% at June 30, 2009.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $91.4 million as of June 30, 2009 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $20 million outstanding at June 30, 2009.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposits above the per account protection provided by the FDIC, to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts.

(4)                     Goodwill

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

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period.  The plan is unfunded and benefits are paid from the Bank’s assets.  Information about the components of the net periodic benefit cost of the defined benefit plan follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	26	28	52	55
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss	6	6	12	12
Net periodic benefit cost	$32	$34	$64	$67

(6)                     Commitments to Extend Credit

As of June 30, 2009, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $382,900,000 including standby letters of credit of $31,788,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2009. Commitments to extend credit were $314,478,000, including letters of credit of $21,869,000, as of December 31, 2008. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

(7)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of June 30, 2009.

(8)                     Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2009 and 2008, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations (in thousands except per share data):

	Three months ended		Six months ended
	June		June
	2009	2008	2009	2008
Net income, basic and diluted	$4,288	$6,129	$9,025	$11,167
Average shares outstanding	13,564	13,409	13,532	13,431
Effect of dilutive securities	165	175	151	167

Average shares outstanding including dilutive securities	13,729	13,584	13,683	13,598

Net income per share, basic	$0.32	$0.46	$0.67	$0.83
Net income per share, diluted	$0.31	$0.45	$0.66	$0.82

(9)                     Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial banking and investment management and trust.  Commercial banking provides a full range of loan and deposit products to individual consumers and businesses.  Commercial banking also includes the Bank’s mortgage banking and securities brokerage activity.  Investment management and trust provides wealth management services including investment management, trust and estate administration, and retirement plan services.

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

Selected financial information by business segment for the three and six month periods ended June 30, 2009 and 2008 follows:

	Three months		Six months
	ended June 30		ended June 30
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net interest income:
Commercial banking	$14,249	$14,333	$28,278	$27,509
Investment management and trust	68	82	147	167
Total	$14,317	$14,415	$28,425	$27,676

Provision for loan losses:
Commercial banking	$2,200	$975	$3,825	$2,200
Investment management and trust	—	—	—	—
Total	$2,200	$975	$3,825	$2,200

Non-interest income:
Commercial banking	$5,263	$4,419	$9,153	$8,617
Investment management and trust	$2,801	3,238	5,472	6,517
Total	8,064	$7,657	$14,625	$15,134

Non-interest expense:
Commercial banking	$12,327	$10,722	$23,074	$21,313
Investment management and trust	1,703	1,610	3,225	3,089
Total	$14,030	$12,332	$26,299	$24,402

Tax expense
Commercial banking	$1,455	$2,039	$3,063	$3,784
Investment management and trust	408	597	838	1,257
Total	$1,863	$2,636	$3,901	$5,041

Net income:
Commercial banking	$3,530	$5,016	$7,469	$8,829
Investment management and trust	758	1,113	1,556	2,338
Total	$4,288	$6,129	$9,025	$11,167

(10)              Income Taxes

Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2008 and June 30, 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2008 and June 30, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at June 30, 2009
Investment securities available for sale	Total	Level 1	Level 2	Level 3

U.S. Treasury and other U.S. government obligations	$3,083	$—	$3,083	$—
Government sponsored enterprise obligations	132,729	—	132,729	—
Total government securities	135,812	—	135,812	—

Mortgage-backed securities - GNMA	35,409	—	35,409	—
Mortgage-backed securities - government agencies	18,973	—	18,973	—
Total mortgage-backed securities	54,382	—	54,382	—

Obligations of states and political subdivisions	30,417	—	30,417	—
Trust preferred securities of financial institutions	2,558	982	1,576	—

Total investment securities available for sale	$223,169	$982	$222,187	$—

	Fair Value at December 31, 2008
Investment securities available for sale	Total	Level 1	Level 2	Level 3

U.S. Treasury and other U.S. government obligations	$6,955	$—	$6,955	$—
Government sponsored enterprise obligations	107,617	—	107,617	—
Total government securities	114,572	—	114,572	—

Mortgage-backed securities - GNMA	22,566	—	22,566	—
Mortgage-backed securities - government agencies	6,697	—	6,697	—
Total mortgage-backed securities	29,263	—	29,263	—

Obligations of states and political subdivisions	27,084	—	27,084	—
Trust preferred securities of financial institutions	2,452	1,072	1,380	—

Total investment securities available for sale	$173,371	$1,072	$172,299	$—

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

The Company’s investment in a bank in one of the Company’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of June 30, 2009, the Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

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

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at June 30, 2009
	Total	Level 1	Level 2	Level 3	Losses for 6 month period
Other real estate owned	$1,400	$—	$—	$1,400	$—
Impaired loans	3,622	—	—	3,622	(388)
Total	$5,022	$—	$0	$5,022	$(388)

	Fair value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$426	$—	$—	$426
Investment in domestic private equity fund	1,776		1,776
Investment in bank in expansion market	520		520
Impaired loans	1,469	—	—	1,469
Total	$4,191	$—	$2,296	$1,895

Mortgage servicing rights (MSRs) are carried at the lower of cost or fair value.  For the three and six months ended June 30, 2009, the MSR valuation allowance reversals were $20,000 and $176,000, respectively.  Corresponding increases of $20,000 and $176,000 were included in earnings for the respective time periods.  At June 30, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  At June 30, 2009, the carrying value of impaired loans, which include non-accrual loans and loans accounted for as troubled debt restructuring, with a specific allocation was $4,995,000 and the corresponding total allocation was $1,373,000.  For the three and six months ended June 30, 2009, charge-offs of impaired loans totaled $247,000 and $561,000, respectively.

(12)              Fair Value of Financial Instruments

The estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$33,759	$33,759	$27,113	$27,113
Mortgage loans held for sale	15,459	15,627	2,950	3,097
Securities	223,208	223,210	173,414	173,415
Federal Home Loan Bank stock and other securities	5,547	5,547	4,324	4,324
Loans, net	1,381,602	1,403,443	1,334,256	1,363,152
Accrued interest receivable	5,715	5,715	5,955	5,955

Financial liabilities
Deposits	$1,337,013	$1,347,752	$1,270,925	$1,283,281
Short-term borrowings	93,833	93,833	67,649	67,652
Long-term borrowings	131,388	141,097	110,960	124,490
Accrued interest payable	582	582	690	690

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(477)	—	(328)

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

Limitations

The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  Changes in assumptions could significantly affect the estimates.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2009 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2009 compared to the year ended December 31, 2008. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2009 through June 30

The Company completed the second quarter and first six months of 2009 with net income less than the comparable periods of 2008 by 30.0% and 19.2%, respectively.  Diluted earnings per share for the second quarter and first six months of 2009 declined 31.1% and 19.5%, respectively.  The decrease is due to continued pressure on net interest margin, a higher provision for loan losses, decreasing non-interest income and increasing non-interest expenses, particularly in FDIC insurance.  These results are partially offset by the positive effect on interest income of strong growth in the loan portfolio, as well as increases in the investment securities portfolio.

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

The company saw a decline in net interest margin of 43 basis points for the second quarter of 2009 as compared to the year earlier period and 29 basis points for the first six months of 2009 as compared to the same period in 2008.  This margin erosion reflected the declining interest rate environment of the past year, higher interest expense in the current year related to the Company’s December 2008 issuance of the trust preferred securities, and the impact of maintaining a significantly higher liquidity position in 2009, which management considers prudent given the current operating environment.

The Bank increased its provision for loan losses to $2,200,000 in the second quarter from $975,000 in the second quarter of 2008.  For the first six months of 2009, the provision totaled $3,825,000, compared to $2,200,000 for the same period in 2008.  The elevated provision for loan losses was in response to ongoing recessionary pressures that resulted in a higher level of non-performing loans and some deterioration in other credit quality metrics.  While the Company’s asset quality remains strong despite turmoil in the economy, management continues to be concerned about and regularly monitors the loan portfolio for the effects of well-publicized economic challenges. The Company’s allowance for loan losses was 1.22% of total loans at June 30, 2009, compared with 1.14% of total loans at December 31, 2008, and 1.09% at June 30, 2008.

Non-performing loans at June 30, 2009 were $8,820,000 or 0.63% relative to total loans, an increase from $4,710,000 or 0.35% at December 31, 2008, and an increase from $5,481,000 or 0.42% in the second quarter of 2008.  Net charge-offs totaled $1,331,000 or 0.10% of average loans in the second quarter of 2009 compared with $616,000 or 0.05% in the same period last year.  For the first six months of 2009, net charge-offs totaled $2,129,000, or 0.15% of average loans, compared to $1,194,000 or 0.09% of average loans in the same period of 2008.  Management continues to believe it has appropriately recognized the loan-loss exposure in its portfolio.

Higher non-interest income by 5.3% for the second quarter of 2009 as compared to 2008 was primarily due to increased gains on sales of mortgage loans, which rose 39% compared to the same period in 2008, higher bankcard transaction revenue, and higher other non-interest income, primarily due to realized and unrealized gains of the Company’s investment in a domestic private equity fund as well as increased income related to mortgage banking.  Some of this increase was offset by lower investment management and trust service income, service charges on deposit accounts, brokerage commissions and fees, and bank owned life insurance (BOLI) income.  Non-interest income for the first half of 2009 decreased 3.4% from the same period in 2008, due to lower investment management and trust service income, service charges on deposit accounts, brokerage commissions and fees, and BOLI income, partially offset by increased gains on sales of mortgage loans, bankcard transaction revenue, and other non-interest income.

Higher non-interest expense in the second quarter of 2009 was primarily due to significantly higher FDIC premiums as well as a special assessment of $786,000.  Other factors contributing to the increase include higher salaries and benefits, data processing expenses, furniture and fixtures expense and state bank taxes, partially offset by decreases in other non-interest expenses.  Non-interest expense increased in the first half of 2009 compared to the same period in 2008 due to the same factors.  The Company’s second quarter efficiency ratio was 61.96% compared with 58.61% in the first quarter of 2009, and 55.25% in the second quarter last year. The Company’s efficiency ratio for the first half of 2009 was 60.35%, compared with 56.26% for the first half of 2008.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of the Company.  At June 30, 2009, our TCE was $148.8 million, or $10.96 per share, compared with book value per share of $11.01 based on total equity.  At December 31, 2008, our TCE was $143.8 million, or $10.67 per share, compared with book value per share of $10.72 based on total equity. See the Non-GAAP Financial Measures section for details on reconcilement to GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $4,288,000 for the three months ended June 30, 2009 decreased $1,841,000, or 30.0%, from $6,129,000 for the comparable 2008 period.  Basic net income per share was $0.32 for the second quarter of 2009, compared to $0.46 for the second quarter of 2008.  Net income per share on a diluted basis was $0.31 for the second quarter of 2009 compared to $0.45 for the second quarter of 2008.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.01% and 11.53%, respectively, for the second quarter of 2009, compared to 1.60% and 18.30%, respectively, for the same period in 2008.

Net income of $9,025,000 for the six months ended June 30, 2009 decreased $2,142,000, or 19.2%, from $11,167,000 for the comparable 2008 period.  Basic net income per share was $0.67 for the first six months of 2009, compared to $0.83 for the same period of 2008.  Net income per share on a diluted basis was $0.66 for the first six months of 2009 compared to $0.82 for the same period of 2008.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.10% and 12.33%, respectively, for the first six months of 2009, compared to 1.49% and 16.85%, respectively, for the same period in 2008.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2009 and 2008 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended June 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$30,751	$17	0.22%	$16,690	$84	2.02%
Mortgage loans held for sale Securities:	7,953	105	5.30%	6,333	87	5.53%
Taxable	137,466	1,137	3.32%	81,330	972	4.81%
Tax-exempt	28,010	406	5.81%	24,580	352	5.76%
FHLB stock and other securities	5,096	50	3.94%	4,126	38	3.70%
Loans, net of unearned income	1,390,379	19,346	5.58%	1,308,304	20,191	6.21%

Total earning assets	1,599,655	21,061	5.28%	1,441,363	21,724	6.06%

Less allowance for loan losses	16,691			14,501

	1,582,964			1,426,862

Non-earning assets:
Cash and due from banks	25,395			26,584
Premises and equipment	27,507			28,231
Accrued interest receivable and other assets	58,642			54,796

Total assets	$1,694,508			$1,536,473

	Three months ended June 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$226,177	$121	0.21%	$216,817	$227	0.42%
Savings deposits	52,800	18	0.14%	43,707	12	0.11%
Money market deposits	319,739	534	0.67%	302,681	1,325	1.76%
Time deposits	517,486	3,991	3.09%	450,716	4,071	3.63%
Securities sold under agreements to repurchase and federal funds purchased	70,827	65	0.37%	75,785	276	1.46%
Other short-term borrowings	1,059	—	0.00%	14,671	117	3.21%
FHLB advances	84,085	868	4.14%	91,319	1,033	4.55%
Long-term debt	40,930	883	8.65%	60	1	6.70%
Total interest bearing liabilities	1,313,103	6,480	1.98%	1,195,756	7,062	2.38%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	195,128			173,404
Accrued interest payable and other liabilities	37,164			32,617
Total liabilities	1,545,395			1,401,777

Stockholders’ equity	149,113			134,696

Total liabilities and stockholders’ equity	$1,694,508			$1,536,473
Net interest income		$14,581			$14,662
Net interest spread			3.30%			3.68%
Net interest margin			3.66%			4.09%

	Six months ended June 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$17,348	$20	0.23%	$11,494	$139	2.43%
Mortgage loans held for sale Securities:	6,947	181	5.25%	5,567	148	5.35%
Taxable	133,429	2,509	3.79%	90,055	2,097	4.68%
Tax-exempt	27,639	798	5.82%	24,922	693	5.59%
FHLB stock and other securities	4,722	99	4.23%	4,033	105	5.24%
Loans, net of unearned income	1,375,964	38,234	5.60%	1,271,745	40,667	6.43%

Total earning assets	1,566,049	41,841	5.39%	1,407,816	43,849	6.26%

Less allowance for loan losses	16,249			14,143

	1,549,800			1,393,673

Non-earning assets:
Cash and due from banks	25,441			26,856
Premises and equipment	27,652			27,888
Accrued interest receivable and other assets	58,315			54,896

Total assets	$1,661,208			$1,503,313

	Six months ended June 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$220,274	$218	0.20%	$212,182	$623	0.59%
Savings deposits	49,595	25	0.10%	41,823	29	0.14%
Money market deposits	321,831	1,120	0.70%	293,398	3,309	2.27%
Time deposits	506,582	7,974	3.17%	436,208	8,700	4.01%
Securities sold under agreements to repurchase and federal funds purchased	70,110	146	0.42%	79,702	730	1.84%
Other short-term borrowings	1,048	—	0.00%	14,035	227	3.25%
FHLB advances	77,117	1,648	4.31%	90,660	2,059	4.57%
Long-term debt	40,931	1,758	8.66%	61	2	6.59%
Total interest bearing liabilities	1,287,488	12,889	2.02%	1,168,069	15,679	2.70%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	189,399			168,989
Accrued interest payable and other liabilities	36,690			32,957
Total liabilities	1,513,577			1,370,015

Stockholders’ equity	147,631			133,298

Total liabilities and stockholders’ equity	$1,661,208			$1,503,313
Net interest income		$28,952			$28,170
Net interest spread			3.37%			3.56%
Net interest margin			3.73%			4.02%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $264,000 and $247,000, respectively, for the three month periods ended June 30, 2009 and 2008, and $527,000 and $494,000, respectively, for the six month periods ended June 30, 2009 and 2008.

Fully taxable equivalent net interest income of $14,581,000 for the three months ended June 30, 2009 decreased $81,000, or 0.6%, from $14,662,000 when compared to the same period last year. Net interest spread and net interest margin were 3.30% and 3.66%, respectively, for the second quarter of 2009 and 3.68% and 4.09%, respectively, for the second quarter of 2008.

Fully taxable equivalent net interest income of $28,952,000 for the six months ended June 30, 2009 increased $782,000, or 2.8%, from $28,170,000 when compared to the same period last year. Net interest spread and net interest margin were 3.37% and 3.73%, respectively, for the first six months of 2009 and 3.56% and 4.02%, respectively, for the first six months of 2008.

This ongoing margin pressure began in the third quarter of 2006 and reflects several forces. Beginning in the second half of 2006, competitive pressure to keep market sensitive deposit rates higher than normal given benchmark rates began to add to margin pressure.  Decreasing interest rates have negatively impacted the average rate earned on loans, the Bank’s primary earnings asset.  Approximately 42% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and reprice as the prime rate changes.  Of these variable rate loans, approximately $390 million, or 28% of total loans, have reached their contractual floor of 4% or higher.  Approximately $181 million or 13% of total loans have no contractual floor.  The Company intends to establish floors whenever possible.  The remaining $21 million of variable rate loans, or 1% of total loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low. In addition to pressure on earning assets from the lower rate environment, many deposit rates are at or near a floor and are not able to be reduced to the same degree as loans.  Margin erosion also reflected higher interest expense in the current year related to the Company’s December 2008 issuance of trust preferred securities, and the impact of maintaining a significantly higher liquidity position in 2009, which management considers prudent given the current operating environment.  The Company believes the net interest margin is stabilizing and that the CD maturities of approximately $240 million, or

45% of total CDs, in the next two quarters could spark slight improvement in the net interest margin.  This is based on current deposit pricing in the markets in which the Company operates and could be impacted negatively by increased competition in deposit pricing in those markets.

Average earning assets increased $158.2 million or 11.2%, to $1.566 billion for the first six months of 2009 compared to 2008, reflecting growth in the loan portfolio and investment securities, as well as increases in short term earning assets.  Average interest bearing liabilities increased $119.4 million, or 10.2%, to $1.287 billion for the first six months of 2009 compared to 2008 primarily due to increases in interest bearing deposits and long term debt, partially offset by decreases in securities sold under agreements to repurchase and federal funds purchased, as well as FHLB borrowings.

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2009 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative impact. These estimates are summarized below.

Interest Rate Simulation Sensitivity Analysis

Net interest income change
Increase 200bp	12.68%
Increase 100bp	6.32
Decrease 100bp	(6.11)
Decrease 200bp	(11.94)

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2009 and 2008 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Balance at the beginning of the period	$16,208	$14,097	$15,381	$13,450
Provision for loan losses	2,200	975	3,825	2,200
Loan charge-offs, net of recoveries	(1,331)	(616)	(2,129)	(1,194)
Balance at the end of the period	$17,077	$14,456	$17,077	$14,456
Average loans, net of unearned income	$1,390,379	$1,308,304	$1,375,964	$1,271,745
Provision for loan losses to average loans (1)	0.16%	0.07%	0.28%	0.17%
Net loan charge-offs to average loans (1)	0.10%	0.05%	0.15%	0.09%
Allowance for loan losses to average loans	1.23%	1.10%	1.24%	1.14%
Allowance for loan losses to period-end loans	1.22%	1.09%	1.22%	1.09%
Allowance to nonperforming loans	193.62%	263.75%	193.62%	263.75%

(1) Amounts not annualized

The provision for loan losses increased $1,625,000 during the first six months of 2009 as compared to 2008. The provision for loan losses for the period is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.    Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2009.  Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $935,000 for the first six months of 2009 compared to the same period in 2008.  This increase reflected ongoing economic pressures as the recession continues and inevitably affects a larger number of borrowers; still, the current level of non-performing loans to total loans was within the range experienced for the past five years.  Management considers the volatility and disruption experienced in credit markets over the past year and the possibility that these conditions can place additional pressure on credit quality in determining the provision and allowance for loan losses.  With the recession continuing, a risk continues that real estate values have yet to stabilize, business profits will continue to be stressed, and the financial strength of our borrowers and guarantors, which traditionally has represented an additional source of security for many loans, may continue to be negatively affected by the financial markets.  As these conditions continue, it is prudent to anticipate that credit quality will remain under pressure and, thus, Management expects the provision for loan losses to remain at elevated levels over at least the near term.  In Louisville, the largest and principal market, growth and expansion traditionally have been steady, and the city largely has avoided the rapid run-up in real estate prices that occurred elsewhere, and this market has remained resilient thus far.  Still, it is impossible to predict if and to what extent the more pronounced national trends will reach the local market.  Clearly, conditions remain unsettled in the housing and credit markets, and, coupled with the recent severe downturn in the stock markets, it is impossible to predict how these interconnected factors will play out in the near term, or what their effects on future credit quality might be.  Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2009 and 2008.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2009	2008	2009	2008

Non-interest income:
Investment management and trust services	$2,801	$3,238	$5,472	$6,517
Service charges on deposit accounts	2,038	2,117	3,849	4,109
Bankcard transaction revenue	747	691	1,406	1,312
Gains on sales of mortgage loans held for sale	444	319	943	755
Brokerage commissions and fees	437	442	822	883
Bank owned life insurance income	245	258	488	510
Other	1,352	592	1,645	1,048

Total non-interest income	$8,064	$7,657	$14,625	$15,134

Non-interest expenses:
Salaries and employee benefits	$7,629	$7,326	$14,989	$14,633
Net occupancy expense	1,013	1,036	2,021	2,045
Data processing expense	1,002	896	1,808	1,648
Furniture and equipment expense	307	276	599	552
State bank taxes	474	314	862	654
FDIC insurance expense	1,245	90	1,667	264
Other	2,360	2,394	4,353	4,606

Total non-interest expenses	$14,030	$12,332	$26,299	$24,402

Total non-interest income increased $407,000, or 5.3%, for the second quarter of 2009, and decreased $509,000 or 3.4% for the first six months of 2009, compared to the same period of 2008.

Investment management and trust services income decreased $437,000, or 13.5%, in the second quarter of 2009, as compared to the same period in 2008.  This decrease arose primarily from a decline in non-recurring executor fees and the impact of a decline in the market value of assets under management, partially offset by net new business opened during the first half of 2009 with an annual projected income of approximately $298,000.  For the first six months of 2009, investment management and trust services income decreased $1,045,000, or 16.0%, compared to 2008.  Trust assets under management at June 30, 2009 were $1.38 billion, compared to $1.35 billion at December 31, 2008 and $1.54 billion at June 30, 2008.  Most fees earned for managing accounts are based on a percentage of market value, resulting in a decline in investment management fees.

Service charges on deposit accounts decreased $79,000, or 3.7%, in the first quarter of 2009, and decreased $260,000, or 6.3%, for the first six months of 2009, as compared to the same periods in 2008.  Service charge income is driven by overdraft volume in deposit accounts, which can fluctuate throughout the year, and has been slowly trending downward after a high in 2006.  The Company expects the trend to continue as it is not aggressively pursuing overdraft privilege accounts.

Bankcard transaction revenue increased $56,000, or 8.1%, in the second quarter of 2009, and increased $94,000, or 7.2%, for the first six months of 2009, as compared to the same periods in 2008. Results in 2009 compared favorably to 2008 as bankcard transaction volume continues to increase.  In order to earn higher interchange fees, the Company encourages its customers to process their debit card transactions as signature-based transactions.

The Bank operates a mortgage banking division which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Beginning in 2007, the Bank began to service mortgage loans sold to Fannie Mae.  For the first six months of 2009 loans sold with servicing rights retained represent approximately 80% of the mortgage banking division’s origination and sales activity.  Gains on sales of mortgage loans were $444,000 in the second quarter of 2009 and $319,000 in 2008.  This represents an increase of 39.2%.  For the six months ended June 30, 2009, gains on the sale of mortgage loans increased 24.9% to $943,000 from $755,000 in 2008.  Prevailing mortgage interest rates fell substantially in late 2008 and remained at attractive levels for the first six months of 2009 helping contribute to an increase in loan volume — primarily refinance activity.

Brokerage commissions and fees were essentially flat in the second quarter of 2009, and decreased $61,000, or 6.9%, for the first six months of 2009, as compared to the same periods in 2008.  The decrease corresponded to lower overall brokerage volume which has been impacted by reduced consumer investor confidence in the stock market.

BOLI income decreased $13,000 or 5.0%, in the second quarter of 2009, and decreased $22,000, or 4.3%, for the first six months of 2009, as compared to the same periods in 2008, due to a decrease in the crediting rate from the insurance policies.

Other non-interest income increased $760,000, or 128.4%, in the second quarter of 2009 compared to the same period in 2008, primarily due to an increase of $500,000 in realized and unrealized gains of the domestic private equity fund, recorded using the equity method of accounting, in addition to an increase of $251,000 in fees related to mortgage banking, such as title and application income, as well as a variety of other factors, none of which is individually significant.  Other non-interest income increased $597,000, or 57.0% for the first six months of 2009, as compared to the same periods in 2008, primarily due to an increase of $182,000 in realized and unrealized gains of the domestic private equity fund, an increase of $382,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.

Total non-interest expenses increased $1,698,000, or 13.8%, for the second quarter of 2009 as compared to the same period in 2008. Total non-interest expenses increased $1,897,000, or 7.8%, for the first six months of 2009 as compared to the same period in 2008.

Salaries and employee benefits increased $303,000, or 4.1%, for the second quarter of 2009, and $356,000, or 2.4% for the first six months of 2009, as compared to the same periods of 2008, due to increases in salaries, pensions and health insurance expense.  The Bank had 457 full time equivalent employees as of June 30, 2009 and 2008; however, additions to senior staff and management increased per capita salaries in 2009.

Net occupancy expense decreased $23,000, or 2.2%, in the second quarter of 2009, and $24,000, or 1.2% for the first six months of 2009, as compared to the same periods of 2008, due to a one-time reduction of utilities expense, as well as the termination of a lease of a potential expansion site, both in the first quarter of 2009.  Data processing expense increased $106,000 or 11.8% for the second quarter of 2009, and $160,000, or 9.7% for the first six months of 2009, as compared to the same periods in 2008, primarily due to increased trust data processing expenses related to tax document preparation in the second quarter of 2009, combined with a one-time reduction of data processing fees in the first quarter of 2008.  Furniture and equipment expense increased $31,000 or 11.2% for the second quarter of 2009, and $47,000, or 8.5% for the first six months of 2009, as compared to the same periods in 2008.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $160,000, or 51.0%, for the second quarter of 2009, and $208,000, or 31.8% for the first six months of 2009, as compared to the same periods in 2008.  The Bancorp purchased Commonwealth of Kentucky historic tax preservation and investment tax credits and at a discount reducing state tax expense in 2008 to a greater degree than 2009.  These bank taxes are based on five-year average capital levels, which are increasing commensurate with our growth.

FDIC insurance expense rose $1,155,000, or 1,283.3%, for the second quarter of 2009, and $1,403,000, or 531.4% for the first six months of 2009, as compared to the same periods in 2008.  The increase is directly related to an increase in regular deposit assessment rates by the FDIC, announced in December 2008, in addition to a special assessment approved by the Board of Directors of the FDIC in the second quarter of 2009.  This special assessment of five basis points of total assets less Tier 1 capital at June 30, 2009, amounted to $785,000, which was recorded as an expense in the second quarter, and will be remitted on September 30, 2009.

Other non-interest expenses decreased $34,000 or 1.4% in the second quarter of 2009, and $253,000, or 5.5% for the first six months of 2009, as compared to the same periods in 2008.  Included in this category are amortization and valuation allowance expenses related to mortgage servicing rights (MSRs).  Due to increases in the valuation of MSRs, the valuation allowance decreased $156,000 in the first quarter, and $20,000 in the second quarter of 2009, resulting in corresponding decreases in expenses.  The remaining decreases in other non-interest expenses are related to a decrease of $193,000 in advertising expense, a decrease of delivery and communication expenses of $125,000, partially offset by an increase in legal expenses of $94,000, along with a variety of factors including professional fees, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the first quarter of 2009, Bancorp recorded income tax expense of $1,863,000, compared to $2,636,000 for the same period in 2008.  The effective rate for the three month period was 30.3% in 2009 and 30.1% in 2008.  Bancorp recorded income tax expense of $3,901,000 for the first six months of 2009, compared to $5,041,000 for the same period in 2008.  The effective rate for the six months period was 30.2% in 2009 and 31.1% in 2008.   The year to date decrease in the effective tax rate was primarily due to an increased proportion of tax-exempt interest income and tax credits to pretax income.

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

b)   Financial Condition

Balance Sheet

Total assets increased $118.0 million, or 7.2%, from $1.629 billion on December 31, 2008 to $1.747   billion on June 30, 2009.  A significant contributor of the increase in assets was loan growth in the first six months. Loan totals increased $49.0 million from the end of 2008. The Company’s locations in Indianapolis and Cincinnati markets have represented approximately 38% of the total loan growth over the past year.  In July 2009, the Company acquired property for a second location in the Cincinnati, OH market, with the office projected to open next year.  Also, investment securities increased $49.8 million as a result of purchases of investment securities as an alternative to holding excess amounts of fed funds at low prevailing rates.

Total liabilities increased $113.0 million, or 7.6%, from December 31, 2008 to $1.597 billion on June 30, 2009.  Total deposits increased $66.1 million, or 5.2% in support of loan growth. Federal Home Loan Bank borrowings increased $20.5 million or 29.2%.  Securities sold under agreements to repurchase and federal funds purchased increased $25.6 million or 38.5%, primarily due to an increase in funds purchased from correspondent banks. The Company began a correspondent banking division in February 2009, in order to offer loan and deposit services, asset management, international services, trust operations, and other services to community banks across the Kentucky/ Indiana region.  Since December 31, 2007, there has been a migration of $38.6 million from securities sold under agreement to repurchase to business money market deposits.

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

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $6,123,000, loans past due over 90 days and still accruing of $1,924,000, and loans accounted for as troubled debt restructuring of $773,000, totaled $8,820,000 at June 30, 2009.  Non-performing loans were $4,710,000 at December 31, 2008 including $255,000 of loans past due over 90 days and still accruing. The increase reflected ongoing economic pressures as the recession continues and affected a larger number of borrowers.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.63% of total loans at June 30, 2009 compared to 0.35% at December 31 2008.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $10,440,000 at June 30, 2009 and $6,366,000 at December 31, 2008.  This represents 0.60% of total assets at June 30, 2009 compared to 0.39% at December 31, 2008.  The increase in non-performing assets is largely due to the increase on non-accrual loans, as well as loans past due over 90 days and still accruing discussed above.   Because of the relatively low level of non-performing assets as compared to our peers, the Company thus far has been able to approach loan workouts and collateral sales in an orderly fashion to minimize losses.  Should market conditions worsen and non-performing loans spike, this flexibility may be reduced, and management may need to liquidate problem loans more rapidly, thus increasing the possibility of larger losses.

c)   Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to the Company, and the ability to attract funds from external sources, principally deposits.  Management has maintained a significantly higher liquidity position in 2009, which management considers prudent given the current operating environment.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

The Company’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $6.2 million at June 30, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $223.2 million at June 30, 2009, and included an unrealized net gain of $2.6 million. The portfolio includes maturities of approximately $91.3 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At June 30, 2009, total investment securities pledged for these purposes comprised 28% of the available for sale investment portfolio, leaving $160.3 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2009, such deposits totaled $811.7 million and represented 61% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships they do not put heavy pressure on liquidity.

With regard to credit available to the Company, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2009, the Bank’s additional borrowing capacity with the FHLB was approximately $91.4 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $126.7 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  For the first quarter of 2009, the Bank declared dividends to Bancorp totaling $2,300,387 to fund quarterly cash dividends to stockholders.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund the second quarter cash dividend or the quarterly interest payments on the trust preferred securities.  At June 30, 2009, the Bank may pay up to $20,842,292 in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)   Capital Resources

At June 30, 2009, stockholders’ equity totaled $149,524,000, an increase of $5,024,000 since December 31, 2008.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2008.  Accumulated other comprehensive income, which for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $1,452,000 at June 30, 2009 and $2,290,000 at December 31, 2008.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability of $223,000 at June 30, 2009 and December 31, 2008, is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2009 and December 31, 2008.

June 30, 2009	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$204,498	13.52%	$121,005	8.00%	$ NA	NA
Bank	171,872	11.45%	120,085	8.00%	150,107	10.00%

Tier I risk-based capital (1)
Consolidated	177,391	11.73%	60,491	4.00%	NA	NA
Bank	144,765	9.65%	60,006	4.00%	90,009	6.00%

Leverage (2)
Consolidated	$177,391	10.49%	$50,731	3.00%	NA	NA
Bank	144,765	8.60%	50,499	3.00%	$84,166	5.00%

December 31, 2008	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$196,961	13.90%	$113,359	8.00%	$ NA	NA
Bank	162,160	11.49%	112,905	8.00%	141,131	10.00%

Tier I risk-based capital (1)
Consolidated	171,520	12.11%	56,654	4.00%	NA	NA
Bank	136,719	9.69%	56,437	4.00%	84,656	6.00%

Leverage (2)
Consolidated	$171,520	10.62%	$48,452	3.00%	NA	NA
Bank	136,719	8.49%	48,311	3.00%	$80,518	5.00%

(1)  Ratio is computed in relation to risk-weighted assets.

(2)  Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

The decline in risk-based capital ratios is due to increases in risk-weighted assets, primarily loans and loan commitments, combined with slower retained earnings growth.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 8.52% as of June 30, 2009, versus 8.83% at December 31, 2008.  The Company provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

e)   Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, the Company considers various ratios when evaluating capital adequacy, including tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures.  The Company believes these ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.  Because GAAP does not include capital ratio measures, there are no GAAP financial measures comparable to these ratios. The following table reconciles the Company’s calculation of the measures to amounts reported under GAAP.

Dollars in thousands	6/30/2009	12/31/2008
Total equity (a)	$149,524	$144,500
Less goodwill	(682)	(682)
Tangible common equity (c)	148,842	143,818

Total assets (b)	$1,746,759	$1,628,763
Less goodwill	(682)	(682)
Total tangible assets (d)	1,746,077	1,628,081

Total shareholders’ equity to total assets (a/b)	8.56%	8.87%
Tangible common equity ratio (c/d)	8.52%	8.83%

Number of outstanding shares (e)	13,580	13,474

Book Value per Share (a/e)	$11.01	$10.72
Tangible Common Equity per Share (c/e)	10.96	10.67

f)   Recently Issued Accounting Pronouncements

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” to provide guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. Statement 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  Statement 165 is effective for interim and annual periods ending after June 15, 2009.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events up to the date of issuance, August 7, 2009.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”.  On July 1, 2009, the FASB launched its Accounting Standards Codification.  Pursuant to Statement 168, the Codification will become the sole source of authoritative U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.    Statement 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of FASB Statement No. 168 in not expected to have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. 157-4 did not have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP No. FAS 115-2 and FAS 124-2 resulted in additional disclosures.  See Note 1.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. 107-1 and APB 28-1 resulted in additional disclosures.  See Note 12.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2009 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2009.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	812	$25.94	—	—
May 1 - May 31	3,930	25.44	—	—
June 1 - June 30	432	24.28	—	—

Total	5,174	$25.42	—	—

(1)               Second quarter 2009 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)               The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, and in February 2005, July 2007, and November 2007 expanded the plan to allow for the repurchase of additional shares.  The stock repurchase program expired in November 2008, and was not renewed.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 22, 2009, at the Annual Meeting of Shareholders of S.Y. Bancorp, Inc., the following matters were submitted to a vote of shareholders.  Represented in person or by proxy were 10,540,796 shares, and those shares were voted as follows:

(1) Fixing the number of directors at thirteen:

For	10,422,664
Against	101,543
Abstain	15,063

(2) Election of Directors:  The following individuals were nominated in 2009 to serve until the next annual meeting of shareholders.  All nominees were elected.  The results were as follows:

	Votes	Votes
	For	Withheld

David H. Brooks	10,461,247	77,543
James E Carrico	10,460,073	79,200
Charles R. Edinger III	10,464,775	74,015
David P. Heintzman	10,400,554	138,739
Carl G. Herde	10,488,838	49,952
James A. Hillebrand	10,473,898	64,892
Richard A. Lechleiter	10,488,838	49,952
Bruce P. Madison	10,464,775	74,015
Nicholas X. Simon	10,488,838	50,968
Norman Tasman	10,471,474	68,332
Robert L. Taylor	10,487,653	52,123
Kathy C. Thompson	10,474,957	64,336

(3) Ratification of KPMG LLP as the independent registered public accounting firm for year ending December 31, 2009.

For	10,085,403
Against	434,884
Abstain	18,988

Item 6.     Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
number	Description of exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 7, 2009	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Nancy B. Davis
Nancy B. Davis,
Executive Vice President, Treasurer and Chief Financial Officer