Form 10-Q
period 2009-09-30
S Y BANCORP INC
filed 2009-11-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value 13,587,988

Shares issued and outstanding at October 29, 2009

S.Y. BANCORP, INC. AND SUBSIDIARY

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008

–	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008

–	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009

–	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(In thousands, except share data)

	(Unaudited)
	September 30	December 31,
	2009	2008
Assets
Cash and due from banks	$23,935	$24,859
Federal funds sold	12,440	2,254
Mortgage loans held for sale	5,120	2,950
Securities available for sale (amortized cost of $228,611 in 2009 and $169,505 in 2008)	233,223	173,371
Securities held to maturity (fair value of $39 in 2009 and $44 in 2008)	37	43
Federal Home Loan Bank stock and other securities	5,547	4,324

Loans	1,412,178	1,349,637
Less allowance for loan losses	19,839	15,381
Net loans	1,392,339	1,334,256
Premises and equipment, net	28,408	27,926
Bank owned life insurance	24,879	24,142
Accrued interest receivable	5,875	5,955
Other assets	31,730	28,683
Total assets	$1,763,533	$1,628,763
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$216,490	$182,778
Interest bearing	1,145,261	1,088,147
Total deposits	1,361,751	1,270,925
Securities sold under agreements to repurchase and federal funds purchased	80,831	66,517
Other short-term borrowings	1,372	1,132
Accrued interest payable	635	690
Other liabilities	34,293	34,039
Federal Home Loan Bank advances	90,456	70,000
Subordinated debentures	40,930	40,960
Total liabilities	1,610,268	1,484,263
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,588,004 and 13,473,740 shares in 2009 and 2008, respectively	6,183	5,802
Additional paid-in capital	9,434	7,485
Retained earnings	134,873	128,923
Accumulated other comprehensive income	2,775	2,290
Total stockholders’ equity	153,265	144,500
Total liabilities and stockholders’ equity	$1,763,533	$1,628,763

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2009 and 2008

(In thousands, except per share data)

	For three months ended		For Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans	$19,418	$20,254	$57,365	$60,636
Federal funds sold	31	313	51	452
Mortgage loans held for sale	105	39	286	187
Securities – taxable	1,392	1,423	4,000	3,625
Securities – tax-exempt	279	259	837	743
Total interest income	21,225	22,288	62,539	65,643
Interest expense:
Deposits	4,616	6,342	13,953	19,003
Securities sold under agreements to repurchase and federal funds purchased	91	274	237	1,004
Other short-term borrowings	—	169	—	396
Federal Home Loan Bank advances	917	1,037	2,565	3,096
Subordinated debentures	884	1	2,642	3
Total interest expense	6,508	7,823	19,397	23,502
Net interest income	14,717	14,465	43,142	42,141
Provision for loan losses	3,475	900	7,300	3,100
Net interest income after provision for loan losses	11,242	13,565	35,842	39,041
Non-interest income:
Investment management and trust services	2,731	2,883	8,203	9,400
Service charges on deposit accounts	2,120	2,196	5,969	6,305
Bankcard transaction revenue	745	662	2,151	1,974
Gains on sales of mortgage loans held for sale	667	244	1,610	999
Loss on sales of securities available for sale	—	(607)	—	(607)
Brokerage commissions and fees	436	415	1,258	1,298
Bank owned life insurance income	249	263	737	773
Other	1,284	580	2,929	1,628
Total non-interest income	8,232	6,636	22,857	21,770
Non-interest expenses:
Salaries and employee benefits	7,569	6,880	22,638	21,608
Net occupancy expense	1,091	1,121	3,112	3,166
Data processing expense	1,091	1,034	3,370	3,015
Furniture and equipment expense	316	290	915	842
State bank taxes	428	340	1,290	994
FDIC insurance expense	471	176	2,138	440
Other	2,093	2,141	5,895	6,319
Total non-interest expenses	13,059	11,982	39,358	36,384
Income before income taxes	6,415	8,219	19,341	24,427
Income tax expense	2,016	2,776	5,917	7,817
Net income	$4,399	$5,443	$13,424	$16,610
Net income per share:
Basic	$0.32	$0.41	$0.99	$1.24
Diluted	$0.32	$0.40	$0.98	$1.22
Average common shares:
Basic	13,584	13,435	13,550	13,432
Diluted	13,702	13,652	13,694	13,615

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(In thousands)

	2009	2008
Operating activities:
Net income	$13,424	$16,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,300	3,100
Depreciation, amortization and accretion, net	1,799	1,884
Deferred income tax benefit	(1,762)	(630)
Loss on sale of securities available for sale	—	607
Gains on sales of mortgage loans held for sale	(1,610)	(999)
Origination of mortgage loans held for sale	(188,512)	(76,633)
Proceeds from sale of mortgage loans held for sale	187,952	80,187
Bank owned life insurance income	(737)	(773)
Increase in value of private investment fund	(559)	—
Gain (loss) on the sale of other real estate	2	(3)
Stock compensation expense	509	534
Excess tax benefits from share-based compensation arrangements	(123)	(108)
Reversal of valuation of mortgage servicing rights	(176)	—
Increase in accrued interest receivable and other assets	(386)	(72)
Increase in accrued interest payable and other liabilities	300	1,471
Net cash provided by operating activities	17,421	25,175
Investing activities:
Purchases of securities available for sale	(187,081)	(243,762)
Proceeds from sale of securities available for sale	—	3,344
Proceeds from maturities of securities available for sale	126,869	197,674
Proceeds from maturities of securities held to maturity	6	1,084
Net increase in loans	(66,016)	(117,649)
Purchases of premises and equipment	(2,363)	(2,940)
Proceeds from sale of other real estate	251	1,907
Net cash used in investing activities	(128,334)	(160,342)
Financing activities:
Net increase in deposits	90,826	159,259
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	14,314	(10,179)
Net increase in other short-term borrowings	240	4,770
Proceeds from Federal Home Loan Bank advances	20,460	—
Repayments of Federal Home Loan Bank advances	(4)	—
Proceeds from issuance of subordinated debentures	—	10,000
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,446	1,085
Excess tax benefits from share-based compensation arrangements	123	108
Common stock repurchases	(300)	(5,382)
Cash dividends paid	(6,900)	(6,677)
Net cash provided by financing activities	120,175	152,954
Net increase in cash and cash equivalents	9,262	17,787
Cash and cash equivalents at beginning of period	27,113	39,329
Cash and cash equivalents at end of period	$36,375	$57,116
Supplemental cash flow information:
Income tax payments	$6,855	$6,010
Cash paid for interest	19,452	23,661
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$633	$1,161

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2009

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500
Net income	—	—	—	13,424	—	13,424

Change in accumulated other comprehensive income, net of tax	—	—	—	—	485	485

Stock compensation expense	—	—	509	—	—	509

Stock issued for stock options exercised and dividend reinvestment plan	101	338	1,231	—	—	1,569

Stock issued for non-vested restricted stock	26	85	480	(565)	—	—

Cash dividends, $0.51 per share	—	—	—	(6,922)	—	(6,922)

Shares repurchased or cancelled	(13)	(42)	(271)	13	—	(300)

Balance September 30, 2009	13,588	$6,183	$9,434	$134,873	$2,775	$153,265

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2009 and 2008

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,399	$5,443	$13,424	$16,610
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $712, ($173), $261 and ($333), respectively)	1,323	(323)	485	(619)
Reclassification adjustment for securities losses realized in income (net of tax of $0, $212, $0, and $212, respectively)	—	395	—	395
Other comprehensive income (loss)	1,323	72	485	(224)
Comprehensive income	$5,722	$5,515	$13,909	$16,386

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

Interim results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results for the entire year.

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

(b)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

September 30, 2009	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$2,999	$54	$—	$3,053
Government sponsored enterprise obligations	114,523	2,327	—	116,850
Total government securities	117,522	2,381	—	119,903

Mortgage-backed securities - GNMA	57,770	1,400	127	59,043
Mortgage-backed securities - government agencies	16,635	289	—	16,924
Total mortgage-backed securities	74,405	1,689	127	75,967

Obligations of states and political subdivisions	33,451	1,025	95	34,381
Trust preferred securities of financial institutions	3,233	—	261	2,972

Total securities available for sale	$228,611	$5,095	$483	$233,223

December 31, 2008	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)
U.S. Treasury and other U.S. government obligations	$6,796	$159	$—	$6,955
Government sponsored enterprise obligations	104,137	3,480	—	107,617
Total government securities	110,933	3,639	—	114,572

Mortgage-backed securities - GNMA	22,256	320	10	22,566
Mortgage-backed securities - government agencies	6,642	59	4	6,697
Total mortgage-backed securities	28,898	379	14	29,263

Obligations of states and political subdivisions	26,441	712	69	27,084
Trust preferred securities of financial institutions	3,233	—	781	2,452

Total securities available for sale	$169,505	$4,730	$864	$173,371

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

September 30, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities - government agencies	$37	$2	$—	$39

	$37	$2	$—	$39

December 31, 2008	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities - government agencies	$43	$1	$—	$44

	$43	$1	$—	$44

Additional securities held by the Company at September 30, 2009 consist of the following:

			Unrealized
Federal Home Loan Bank stock and other securities	Cost	Fair Value	Gain/(Loss)
(in thousands)

Federal Home Loan Bank stock	$4,546	$4,546	$—
Other securities	1,001	1,001	—
Total Federal Home Loan Bank stock and other securities	$5,547	$5,547	$—

The other securities consist of non-marketable preferred stock of a non-profit corporation whose goal is to ensure the safety, security and protection of nursing home and senior housing residents against all aspects of crime.  The investment was made as part of the Company’s community reinvestment efforts and matures in 2014.  It is fully collateralized by the corporation with a government agency security of similar duration.

A summary of securities as of September 30, 2009 based on maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$80,070	$80,256	$—	$—
Due within one year through five years	41,314	42,695	—	—
Due within five years through ten years	35,032	36,762	27	28
Due after ten years	72,195	73,510	10	11

	$228,611	$233,223	$37	$39

Securities with unrealized losses at September 30, 2009 and December 31, 2008, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2009
Mortgage-backed securities - GNMA	$23,658	$127	$—	$—	$23,658	$127
Obligations of states and political subdivisions	6,767	95	—	—	6,767	95
Trust preferred securities of financial institutions	1,888	96	1,085	165	2,973	261

Total temporarily impaired securities	$32,313	$318	$1,085	$165	$33,398	$483

December 31, 2008
Mortgage-backed securities - government agencies	$6,035	$14	$—	$—	$6,035	$14
Obligations of states and political subdivisions	4,259	69	—	—	4,259	69
Trust preferred securities of financial institutions	2,452	781	—	—	2,452	781

Total temporarily impaired securities	$12,746	$864	$—	$—	$12,746	$864

The investment portfolio has a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential service public works projects.  The bonds are primarily concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not more likely than not that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.  Bancorp does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Debt securities with gross unrealized losses consist of 13 and 18 separate investment positions as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, Bancorp had 2 securities with a total carrying value of $1,085,000 which were impaired for 12 months or longer.  These are trust preferred securities with a total amortized cost of $1,250,000 and an unrealized loss totaling $165,000 caused by interest rate changes and other market conditions. Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of September 30, 2009, management is of the opinion that none of the securities is other than temporarily impaired. Management does not intend to sell the investments, and it is not more likely than not that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Volatility in capital markets subsequent to September 30, 2009 could give rise to other-than-temporary impairment in the future.

(c)                      Stock-Based Compensation

Under Generally Accepted Accounting Principals (“GAAP”), the fair value of all new and modified awards granted subsequent to the date of adoption is recognized as compensation expense, net of estimated forfeitures.  Further, the fair value of any unvested awards at the date of adoption was recognized as compensation expense, net of estimated forfeitures.

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of September 30, 2009, there were 177,325 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Prior to 2009, those granted to certain executive officers vested six months after grant date. Restricted shares generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.   All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $181,000 and $171,000 and a deferred tax benefit of $63,000 and $60,000 resulting in a reduction of net income of $118,000 and $111,000 for the third quarter of 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, Bancorp recognized $509,000 and $534,000 of compensation expense, a deferred tax benefit of $178,000 and $187,000, and a reduction of net income of $331,000 and $347,000, respectively.  Bancorp expects to record an additional $182,000 of stock-based compensation expense in 2009. As of September 30, 2009 Bancorp has $1,977,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $897,000 and $1,035,000 from the exercise of options during the first nine months of 2009 and 2008, respectively.

As required, Bancorp reduces future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.

The fair value of Bancorp’s stock options and SARs is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in SAR/option valuations at grant date:

	2009	2008

Dividend yield	2.11%	1.95%
Expected volatility	23.59	14.99
Risk free interest rate	3.11	3.84
Forfeitures	5.96	5.65
Expected life of options and SARs (in years)	7.7	7.5

The expected life of options is based on actual experience of past like-term awards.  All outstanding options have a 10-year contractual term.  Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

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

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2009 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2008
Vested and exercisable	783	$9.82-26.83	$19.03	$6,637	$4.14	4.67
Unvested	244	20.25-26.83	24.74	672	5.47	8.10
Total outstanding	1,027	9.82-26.83	20.39	7,309	4.46	5.48

Granted	102	22.14-24.30	22.15	206	5.36
Exercised	(91)	9.82-18.62	13.11	982	2.54
Forfeited	(8)	22.14-26.83	24.56	—	5.45

At September 30, 2009
Vested and exercisable	753	9.82-26.83	20.20	2,601	4.45	4.54
Unvested	277	20.90-26.83	23.81	96	5.41	8.18
Total outstanding	1,030	9.82-26.83	21.17	$2,697	4.71	5.52

Vested during quarter	—	—	—	$—	—

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

(2)                     Allowance for Loan Losses and Impaired Loans

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows (in thousands):

	2009	2008
Beginning balance January 1,	$15,381	$13,450
Provision for loan losses	7,300	3,100
Loans charged off	(3,317)	(2,310)
Recoveries	475	545
Ending balance September 30,	$19,839	$14,785

Information about impaired loans follows (in thousands):

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Principal balance of impaired loans	$7,927	$4,455
Impaired loans with a valuation allowance	4,984	2,724
Amount of valuation allowance	1,247	1,255
Impaired loans with no valuation allowance	2,943	1,731
Average balance of impaired loans for the period	5,954	4,054

(3)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $90.5 million, at September 30, 2009, via six separate advances as detailed in the table below (in thousands).

Amount	Type	Amortization	Maturity	Call Feature	Next Call Date
$30,000	Fixed rate	None	November 2009	Non callable
20,000	Fixed rate	None	December 2010	Quarterly	December 2009
20,000	Fixed rate	None	May 2012	Quarterly	November 2009
10,000	Fixed rate	None	April 2012	Non callable
10,000	Fixed rate	None	April 2014	Non callable
456	Fixed rate	15 Year	April 2024	Non callable
$90,456

For the first five advances, interest payments are due monthly, with principal due at maturity.  For the sixth advance, principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these six advances was 4.02% at September 30, 2009.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $81.9 million as of September 30, 2009 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $20 million outstanding at September 30, 2009.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the per account protection provided by the FDIC (currently $250,000 per account).  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

(4)                     Goodwill

GAAP requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial banking segment of Bancorp.

(5)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the proceeds from which will help to offset the cost of benefits.  Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	26	27	79	82
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss	6	6	18	18
Net periodic benefit cost	$32	$33	$97	$100

(6)                     Commitments and Contingent Liabilities

As of September 30, 2009, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $336,712,000 including standby letters of credit of $28,894,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2009. Commitments to extend credit were $314,478,000, including letters of credit of $21,869,000, as of December 31, 2008. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

The Company has commercial customers who entered into interest rate swap agreements with another financial institution to manage their own interest rate risk.  The Company assisted two customers by guaranteeing performance of the swaps with the other financial institutions.  Accordingly, the Company entered into risk participation agreements as a guarantor. The agreement stipulates that, in the event of default by the Bank’s customer on the interest rate swap, the Company will reimburse a portion of the loss, if any, borne by the other financial institution. These interest rate swaps are normally collateralized — generally with real property, inventories and equipment — by the customer, which limits the Company’s credit risk associated with the agreements. The terms of the agreements range from 19 to 41 months. The maximum potential future payment guaranteed by the Company cannot be readily estimated, because it is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at September 30, 2009, the Company would have been required to make payments of approximately $444,000.  Management believes the unamortized fee income of $23,000 materially approximates the fair value of these guarantees.

In the third quarter of 2009, the Company executed an agreement to acquire marketing rights for a new sports and entertainment venue.  Under the agreement, the Company will pay $400,000 per year from 2010 through 2019.  The Company expects to receive revenue from the relationship which will significantly offset the expenses over the term of the agreement.

(7)                     Preferred Stock

In 2003, Bancorp’s shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2009.

(8)                     Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2009 and 2008, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands except per share data)	2009	2008	2009	2008
Net income, basic and diluted	$4,399	$5,443	$13,424	$16,610
Average shares outstanding	13,584	13,435	13,550	13,432
Effect of dilutive securities	118	217	144	183

Average shares outstanding including including dilutive securities	13,702	13,652	13,694	13,615

Net income per share, basic	$0.32	$0.41	$0.99	$1.24
Net income per share, diluted	$0.32	$0.40	$0.98	$1.22

(9)                     Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial banking and investment management and trust.  Commercial banking provides a full range of loan and deposit products to individuals, consumers and businesses.  Commercial banking also includes the Bank’s mortgage banking and securities brokerage activity.  Investment management and trust provides wealth management services including investment management, trust and estate administration, retirement plan services and financial planning.

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  Principally, all of the net assets of Bancorp are involved in the commercial banking segment.  Income taxes are allocated to the investment management and trust segment based on the marginal federal tax rate since all activity giving rise to the difference between marginal and effective tax rates occurs in the commercial banking segment.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the three and nine month periods ended September 30, 2009 and 2008 follows:

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2009	2008	2009	2008

Net interest income:
Commercial banking	$14,659	$14,384	$42,937	$41,893
Investment management and trust	58	81	205	248
Total	$14,717	$14,465	$43,142	$42,141

Provision for loan losses:
Commercial banking	$3,475	$900	$7,300	$3,100
Investment management and trust	—	—	—	—
Total	$3,475	$900	$7,300	$3,100

Non-interest income:
Commercial banking	$5,501	$3,753	$14,654	$12,370
Investment management and trust	2,731	2,883	8,203	9,400
Total	$8,232	$6,636	$22,857	$21,770

Non-interest expense:
Commercial banking	$11,532	$10,518	$34,606	$31,831
Investment management and trust	1,527	1,464	4,752	4,553
Total	$13,059	$11,982	$39,358	$36,384

Tax expense
Commercial banking	$1,574	$2,253	$4,637	$6,037
Investment management and trust	442	523	1,280	1,780
Total	$2,016	$2,776	$5,917	$7,817

Net income:
Commercial banking	$3,579	$4,466	$11,048	$13,295
Investment management and trust	820	977	2,376	3,315
Total	$4,399	$5,443	$13,424	$16,610

(10)               Income Taxes

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2008 and September 30, 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2008 and September 30, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

(11)               Derivative Financial Instruments

The Company offers interest rate swaps to customers desiring long-term fixed rate lending whereby the Company receives interest at a fixed rate and pays interest at a variable rate. Simultaneously the Company enters into an interest rate swap agreement with a correspondent bank whereby the Company pays interest at a fixed rate and receives interest at a variable rate. Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings.

At September 30, 2009, the Company’s interest rate swaps are recognized as other assets and liabilities in the consolidated statements of financial condition at fair value. The Company’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

The Company’s interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At September 30, 2009, the outstanding swap agreements have a forward-effective date in the fourth quarter of 2010.  There are no exchanges of cash flows related to interest rate swap agreements as of September 30, 2009.

At September 30, 2009, the Company has a forward-effective contract to make payments at a variable rate determined by a specified index (1 month LIBOR) in exchange for receiving payments at a fixed rate is as follows:

Notional amount	$4,000,000
Weighted average maturity	10.1
Fair value	$(102,589)

Correspondingly, at September 30, 2009, the Company has a forward-effective contract to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by a specified index (1 month LIBOR)  is as follows:

Notional amount	$4,000,000
Weighted average maturity	10.1
Fair value	$102,589

To reduce credit risk related to the use of derivative instruments, the Company may obtain collateral. The amount and nature of the collateral obtained is based on the Company’s credit evaluation of the customer.  In addition, per the terms of the agreement with the correspondent bank, the Company may be required to post collateral for swaps with negative fair values.

(12)               Fair Value Measurements

Effective January 1, 2008 the Company adopted FASB Statement No. 157, “Fair Value Measurements”, now codified as FASB ASC 820-10 — Fair Value Measurements and Disclosures.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. FASB ASC 820-10 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. FASB ASC 820-10 also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

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

•                  Level 3                                             Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect internal estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include pricing models, discounted cash flows and other similar techniques.

The Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, the Company uses its own estimates generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, the Company evaluates the credit risk of its counterparties as well as its own credit risk. To date, the Company has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2009.

Below are the carrying values of assets and liabilities measured at fair value on a recurring basis.

	Fair Value at September 30, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,053	$—	$3,053	$—
Government sponsored enterprise obligations	116,850	—	116,850	—
Total government securities	119,903	—	119,903	—

Mortgage-backed securities - GNMA	59,043	—	59,043	—
Mortgage-backed securities - government agencies	16,924	—	16,924	—
Total mortgage-backed securities	75,967	—	75,967	—

Obligations of states and political subdivisions	34,381	—	34,381	—
Trust preferred securities of financial institutions	2,972	1,084	1,888	—

Total investment securities available for sale	233,223	1,084	232,139	—

Interest Rate Swap	103		103	—

Total Assets	$233,326	$1,084	$232,242	$—

Liabilities

Interest Rate Swap	$103	$—	$103	$—

	Fair Value at December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$6,955	$—	$6,955	$—
Government sponsored enterprise obligations	107,617	—	107,617	—
Total government securities	114,572	—	114,572	—

Mortgage-backed securities - GNMA	22,566	—	22,566	—
Mortgage-backed securities - government agencies	6,697	—	6,697	—
Total mortgage-backed securities	29,263	—	29,263	—

Obligations of states and political subdivisions	27,084	—	27,084	—
Trust preferred securities of financial institutions	2,452	1,072	1,380	—

Total investment securities available for sale	$173,371	$1,072	$172,299	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. For the three and nine months ended September 30, 2009, the MSR valuation allowance reversals were $0 and $176,000, respectively.  Corresponding increases of $0 and $176,000 were included in earnings for the respective time periods.  At September 30, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2009.

The Company’s investment in a domestic private equity fund is comprised of bank and other financial industry stocks, and this investment, included in other assets, is recorded using the equity method of accounting.  We evaluated this investment and at September 30, 2009, it is not impaired; therefore it is not included in the table below for 2009.  In 2008, the Company recorded equity method and impairment charges as the asset was reclassified from securities available for sale.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of September 30, 2009, the carrying value of the investment is $520,000, and is not included in the table below as the fair value of the investment exceeds the cost. Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active. Therefore, the measurement was classified as Level 2.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  At September 30, 2009, the carrying value of impaired loans with a specific allocation was $4,984,000 and the corresponding total allocation was $1,247,000.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At September 30, 2009, the carrying value of other real estate owned is $1,876,000, and is not included in the table below, as the fair value of the properties exceeded their carrying value.  At December 31, 2008, the carrying value of other real estate owned was $1,560,000.

GAAP requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  Fair value is based on a valuation analysis that incorporates present value of financial assets of the commercial and retail banking segment of the Bank.  The model incorporates assumptions that market participants would used in estimating future cash flows and their present value.  These measurements are classified as Level 3.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at September 30, 2009				Losses for 9 month period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2009
Impaired loans	$3,737	$—	$—	$3,737	$(918)
Total	$3,737	$—	$—	$3,737	$(918)

	Fair value at December 31, 2008				Losses for 9 month period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2008
Mortgage servicing rights	$426	$—	$—	$426	$(25)
Investment in domestic private equity fund	1,776	—	1,776	—	(103)
Investment in bank in expansion market	520	—	520	—	—
Impaired loans	1,469	—	—	1,469	—
Total	$4,191	$—	$2,296	$1,895	$(128)

(13)               Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$36,375	$36,375	$27,113	$27,113
Mortgage loans held for sale	5,120	5,172	2,950	3,097
Securities	233,260	233,262	173,414	173,415
Federal Home Loan Bank stock and other securities	5,547	5,547	4,324	4,324
Loans, net	1,412,178	1,443,896	1,334,256	1,363,152
Accrued interest receivable	5,875	5,875	5,955	5,955
Interest rate swap	103	103	—	—

Financial liabilities
Deposits	$1,361,751	$1,379,585	$1,270,925	$1,283,281
Short-term borrowings	82,203	82,203	67,649	67,652
Long-term borrowings	131,386	141,218	110,960	124,490
Accrued interest payable	635	635	690	690
Interest rate swap	103	103	—	—

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(433)	—	(328)

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

Mortgage loans held for sale

The fair value of mortgage loans held for sale is determined by market quotes for each loan based on loan type, term, rate and size.

Loans, net

The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest rate swaps

Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Long-term borrowings

The fair value of long-term borrowings is estimated by discounting the future cash flows using estimates of the current market rate for instruments with similar terms and remaining maturities.

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

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2009 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2009 compared to the year ended December 31, 2008. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview of 2009 through September 30

Net income was down 19.2% for both the third quarter and first nine months of 2009 compared to the same periods in 2008.  Diluted earnings per share for the third quarter and first nine months of 2009 declined 20.0% and 19.7%, respectively.  The decrease is due to lower net interest margin, a higher provision for loan losses, and increasing non-interest expenses, particularly in FDIC insurance.  These results are partially offset by higher non-interest income and the positive effect on interest income of strong growth in the loan portfolio.

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

The Company saw a decline in net interest margin of 21 basis points for the third quarter of 2009 as compared to the year earlier period and 27 basis points for the first nine months of 2009 as compared to the same period in 2008.  This margin erosion was mostly affected by the declining interest rate environment of the past year, higher interest expense in the current year related to the Company’s December 2008 issuance of the trust preferred securities, and the impact of maintaining a significantly higher liquidity position in 2009, which management considers prudent given the current operating environment.

The Bank increased its provision for loan losses to $3,475,000 in the third quarter from $900,000 in the third quarter of 2008.  For the first nine months of 2009, the provision totaled $7,300,000, compared to $3,100,000 for the same period in 2008.  The increased provision reflects an allowance methodology that is driven by risk ratings; most notably, recent downgrades of three larger relationships indicated the need to increase the allowance for loan losses. These loans, totaling $18.6 million, are still performing, and management does not consider them impaired. The provision reflects ongoing economic pressures as the recession continues and inevitably affects a larger number of borrowers.  Management considers the volatility and disruption experienced in credit markets over the past year and the possibility that these conditions can place additional pressure on credit quality in determining the provision and allowance for loan losses.  Since the Company has no visibility on how long the effects of the current recession will continue or when business conditions will begin to improve, Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.  The Company’s allowance for loan losses was 1.40% of total loans at September 30, 2009, compared with 1.14% of total loans at December 31, 2008, and 1.12% at September 30, 2008.

Non-performing loans at September 30, 2009 were $8,704,000 or 0.62% relative to total loans, an increase from $4,710,000 or 0.35% at December 31, 2008, and an increase from $3,940,000 or 0.30% in the third quarter of 2008.  Net charge-offs totaled $713,000 or 0.05% of average loans in the third quarter of 2009 compared with $571,000 or 0.04% in the same period last year.  For the first nine months of 2009, net charge-offs totaled $2,842,000, or 0.21% of average loans, compared to $1,765,000 or 0.14% of average loans in the same period of 2008.

Higher non-interest income for the third quarter of 2009 as compared to 2008 was largely due to increased gains on sales of mortgage loans, and other non-interest income, primarily due to realized and unrealized gains of the Company’s investment in a domestic private equity fund included in other non-interest income.  Also affecting the comparison was a loss on the sale of securities in 2008 that did not recur this year.  Some of this increase was offset by lower investment management and trust service income, service charges on deposit accounts, and bank owned life insurance (BOLI) income.  Non-interest income for the first nine months of 2009 increased from the same period in 2008, due in large part to increased gains on sales of mortgage loans and other non-interest income detailed above, partially offset by lower investment management and trust service income, service charges on deposit accounts, brokerage commissions and fees, and BOLI income.  Again, a loss on the sale of securities in 2008 also affected the comparison.

Higher non-interest expense in the third quarter of 2009 was mainly due to higher salaries and benefits, significantly higher FDIC premiums, data processing expenses, furniture and fixtures expense and state bank taxes, partially offset by decreases in occupancy expenses and other non-interest expenses.  Non-interest expense increased in the first nine months of 2009 compared to the same period in 2008 due to the same factors as well as a special FDIC assessment of $786,000 in the second quarter of 2009.  The Company’s third quarter efficiency ratio was 56.26% compared with 61.96% in the second quarter of 2009, and 56.10% in the third quarter last year. The Company’s efficiency ratio for the first nine months of 2009 was 58.93%, compared with 56.27% for the same period in 2008.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of the Company.  At September 30, 2009, TCE was $152.6 million, or $11.23 per share, compared with book value per share of $11.28 based on total equity.  At December 31, 2008, TCE was $143.8 million, or $10.67 per share, compared with book value per share of $10.72 based on total equity. See the Non-GAAP Financial Measures section for details on reconcilement to GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $4,399,000 for the three months ended September 30, 2009 decreased $1,044,000, or 19.2%, from $5,443,000 for the comparable 2008 period.  Basic net income per share was $0.32 for the third quarter of 2009, compared to $0.41 for the third quarter of 2008.  Net income per share on a diluted basis was $0.32 for the third quarter of 2009 compared to $0.40 for the third quarter of 2008.  Annualized return on average assets and annualized return on average stockholders’ equity were 0.99% and 11.48%, respectively, for the third quarter of 2009, compared to 1.31% and 15.84%, respectively, for the same period in 2008.

Net income of $13,424,000 for the nine months ended September 30, 2009 decreased $3,186,000, or 19.2%, from $16,610,000 for the comparable 2008 period.  Basic net income per share was $0.99 for the first nine months of 2009, compared to $1.24 for the same period of 2008.  Net income per share on a diluted basis was $0.98 for the first nine months of 2009 compared to $1.22 for the same period of 2008.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.06% and 12.04%, respectively, for the first nine months of 2009, compared to 1.43% and 16.50%, respectively, for the same period in 2008.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2009 and 2008 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

	Three months ended September 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$72,759	$31	0.17%	$66,224	$313	1.88%
Mortgage loans held for sale	7,660	105	5.44%	2,657	39	5.84%
Securities:
Taxable	161,981	1,332	3.26%	137,462	1,365	3.95%
Tax-exempt	27,123	399	5.84%	25,190	370	5.84%
FHLB stock and other securities	5,547	60	4.29%	4,286	58	5.38%
Loans, net of unearned income	1,391,207	19,561	5.58%	1,315,401	20,400	6.17%
Total earning assets	1,666,277	21,488	5.12%	1,551,220	22,545	5.78%

Less allowance for loan losses	17,698			14,816
	1,648,579			1,536,404
Non-earning assets:
Cash and due from banks	25,450			28,256
Premises and equipment	28,548			28,504
Accrued interest receivable and other assets	60,129			54,197
Total assets	$1,762,706			$1,647,361

	Three months ended September 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$226,987	$120	0.21%	$204,898	$201	0.39%
Savings deposits	57,033	44	0.31%	43,426	12	0.11%
Money market deposits	345,419	680	0.78%	326,431	1,456	1.77%
Time deposits	531,936	3,772	2.81%	536,070	4,673	3.47%
Securities sold under agreements to repurchase and federal funds purchased	79,415	91	0.45%	78,466	274	1.39%
Other short-term borrowings	1,119	—	0.00%	14,756	169	4.56%
FHLB advances	90,457	917	4.02%	90,000	1,037	4.58%
Long-term debt	40,930	884	8.57%	169	1	2.35%
Total interest bearing liabilities	1,373,296	6,508	1.88%	1,294,216	7,823	2.40%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	200,600			181,668
Accrued interest payable and other liabilities	36,804			34,813
Total liabilities	1,610,700			1,510,697

Stockholders’ equity	152,006			136,664

Total liabilities and stockholders’ equity	$1,762,706			$1,647,361
Net interest income		$14,980			$14,722
Net interest spread			3.24%			3.38%
Net interest margin			3.57%			3.78%

	Nine months ended September 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$36,021	$51	0.19%	$29,870	$452	2.02%
Mortgage loans held for sale	7,187	286	5.32%	4,590	187	5.44%
Securities:
Taxable	143,052	3,841	3.59%	105,973	3,462	4.36%
Tax-exempt	27,465	1,197	5.83%	25,012	1,063	5.68%
FHLB stock and other securities	5,000	159	4.25%	4,118	163	5.29%
Loans, net of unearned income	1,381,100	57,795	5.59%	1,286,403	61,066	6.34%
Total earning assets	1,599,825	63,329	5.29%	1,455,966	66,393	6.09%

Less allowance for loan losses	16,738			14,369
	1,583,087			1,441,597
Non-earning assets:
Cash and due from banks	25,444			27,326
Premises and equipment	27,954			28,095
Accrued interest receivable and other assets	58,927			54,661
Total assets	$1,695,412			$1,551,679

	Nine months ended September 30
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$222,537	$338	0.20%	$209,736	$823	0.52%
Savings deposits	52,102	69	0.18%	42,361	41	0.13%
Money market deposits	329,780	1,800	0.73%	304,489	4,765	2.09%
Time deposits	515,125	11,746	3.05%	469,739	13,374	3.80%
Securities sold under agreements to repurchase and federal funds purchased	73,246	237	0.43%	79,287	1,004	1.69%
Other short-term borrowings	1,072	—	0.00%	14,278	396	3.70%
FHLB advances	81,613	2,565	4.20%	90,438	3,096	4.57%
Long-term debt	40,930	2,642	8.63%	97	3	4.13%
Total interest bearing liabilities	1,316,405	19,397	1.97%	1,210,425	23,502	2.59%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	193,174			173,246
Accrued interest payable and other liabilities	36,728			33,580
Total liabilities	1,546,307			1,417,251

Stockholders’ equity	149,105			134,428
Total liabilities and stockholders’ equity	$1,695,412			$1,551,679

Net interest income		$43,932			$42,891
Net interest spread			3.32%			3.50%
Net interest margin			3.67%			3.94%

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

•                  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets.  Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, mainly consisting of demand deposits and stockholders’ equity.

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $263,000 and $257,000, respectively, for the three month periods ended September 30, 2009 and 2008, and $790,000 and $750,000, respectively, for the nine month periods ended September 30, 2009 and 2008.

Fully taxable equivalent net interest income of $14,980,000 for the three months ended September 30, 2009 increased $258,000, or 1.7%, from $14,722,000 when compared to the same period last year. Net interest spread and net interest margin were 3.24% and 3.57%, respectively, for the third quarter of 2009 and 3.38% and 3.78%, respectively, for the third quarter of 2008.

Fully taxable equivalent net interest income of $43,932,000 for the nine months ended September 30, 2009 increased $1,041,000, or 2.4%, from $42,891,000 when compared to the same period last year. Net interest spread and net interest margin were 3.32% and 3.67%, respectively, for the first nine months of 2009 and 3.50% and 3.94%, respectively, for the first nine months of 2008.

Historically, the Company has experienced net interest margin pressure due to declines in prevailing rates, competitive pressure on loans and deposits, and the impact of maintaining liquidity, all of which can vary in degree.  Decreasing prevailing interest rates have negatively impacted the average rate earned on loans, the Bank’s primary earning asset.  Approximately 43% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and reprice as the prime rate changes.  Of these variable rate loans, approximately $407 million, or 29% of total loans, have reached their contractual floor of 4% or higher.  Approximately $172 million or 12% of total loans have no contractual floor.  However, the Company intends to establish floors whenever possible upon renewal of the loans.  The remaining $25 million of variable rate loans, or 2% of total loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low. In addition to pressure on earning assets from the lower rate environment, many deposit rates are at or near a floor and are not able to be reduced to the same degree as loans.  Margin erosion also reflected higher interest expense in the current year related to the Company’s December 2008 issuance of trust preferred securities, and the impact of maintaining a significantly higher liquidity position in 2009, which management considers prudent given the current operating environment.  The Company believes the net interest margin is stabilizing and that the CD maturities of approximately $189 million, or 36% of total CDs, in the next two quarters could spark slight improvement in the net interest margin.  This expectation is based on current deposit pricing in the markets in which the Company operates.  However, the margin could be impacted negatively if competition in deposit pricing causes increases in deposit rates in those markets.

Average earning assets increased $143.9 million or 9.9%, to $1.600 billion for the first nine months of 2009 compared to 2008, reflecting growth in the loan portfolio and investment securities, as well as increases in short term earning assets.  Average interest bearing liabilities increased $106.0 million, or 8.8%, to $1.316 billion for the first nine months of 2009 compared to 2008 largely due to increases in interest bearing deposits and long term debt, partially offset by decreases in securities sold under agreements to repurchase and federal funds purchased, as well as FHLB borrowings.

Interest Rate Simulation Sensitivity Analysis

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

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments, in a one year forecast. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2009 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in interest rates would have a negative impact. These estimates are summarized below.

Net interest income change

Increase 200bp	13.88%
Increase 100bp	6.82
Decrease 100bp	(5.68)
Decrease 200bp	(9.97)

Undesignated derivative instruments described in Note 11 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

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

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2009 and 2008 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2009	2008	2009	2008

Balance at the beginning of the period	$17,077	$14,456	$15,381	$13,450
Provision for loan losses	3,475	900	7,300	3,100
Loan charge-offs, net of recoveries	(713)	(571)	(2,842)	(1,765)
Balance at the end of the period	$19,839	$14,785	$19,839	$14,785
Average loans, net of unearned income	$1,391,207	$1,315,401	$1,381,100	$1,286,403
Provision for loan losses to average loans (1)	0.25%	0.07%	0.53%	0.24%
Net loan charge-offs to average loans (1)	0.05%	0.04%	0.21%	0.14%
Allowance for loan losses to average loans	1.43%	1.12%	1.44%	1.15%
Allowance for loan losses to period-end loans	1.40%	1.12%	1.40%	1.12%
Allowance to nonperforming loans	227.93%	375.25%	227.93%	375.25%

(1) Amounts not annualized

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2009 and 2008 follows:

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Net loan charge-offs (recoveries)	2009	2008	2009	2008
Commercial and industrial	$107	$20	$522	$252
Construction and development	19	—	253	59
Real estate mortgage - commercial investment	26	175	81	674
Real estate mortgage - owner occupied commercial	53	—	646	(6)
Real estate mortgage - 1-4 family residential	423	78	494	89
Home equity	13	196	349	475
Consumer	72	102	497	222
Total net loan charge-offs	$713	$571	$2,842	$1,765

The provision for loan losses increased $4,200,000 during the first nine months of 2009 as compared to 2008. The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The increased provision reflects an allowance methodology that is driven by risk ratings; most notably, recent downgrades of three larger relationships indicated the need to increase the allowance for loan losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2009.

Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs increased $1,077,000 for the first nine months of 2009 compared to the same period in 2008.  This increase reflected ongoing economic pressures as the recession continues and inevitably affects a larger number of borrowers.  At current levels, the relative amount of non-performing loans and non-performing assets is at or slightly above the historic range for these metrics during the past five years, yet remains substantially below industry averages.  Management considers the volatility and disruption experienced in credit markets over the past year and the possibility that these conditions can place additional pressure on credit quality in determining the provision and allowance for loan losses.  With the recession continuing, the risk continues that real estate values have yet to stabilize, business profits will continue to be stressed, and the financial strength of borrowers and guarantors, which traditionally has represented an additional source of security for many loans, may continue to be negatively affected by the financial markets.  As these conditions continue, management anticipates that credit quality will remain under pressure.  In Louisville, the largest and principal market, growth and expansion traditionally have been steady, and the city largely has avoided the rapid run-up in real estate prices that occurred elsewhere, and this market has remained fairly resilient thus far.  Still, it is impossible to predict if and to what extent the more pronounced national trends will reach the local market.  Clearly, conditions remain unsettled in the housing and credit markets, and, coupled with the recent severe downturn in the stock markets, it is impossible to predict how these interconnected factors will play out in the near term, or what their effects on future credit quality might be. Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2009 and 2008.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2009	2008	2009	2008

Non-interest income:
Investment management and trust services	$2,731	$2,883	$8,203	$9,400
Service charges on deposit accounts	2,120	2,196	5,969	6,305
Bankcard transaction revenue	745	662	2,151	1,974
Gains on sales of mortgage loans held for sale	667	244	1,610	999
Loss on sales of securities available for sale	—	(607)	—	(607)
Brokerage commissions and fees	436	415	1,258	1,298
Bank owned life insurance income	249	263	737	773
Other	1,284	580	2,929	1,628
Total non-interest income	$8,232	$6,636	$22,857	$21,770
Non-interest expenses:
Salaries and employee benefits	$7,569	$6,880	$22,638	$21,608
Net occupancy expense	1,091	1,121	3,112	3,166
Data processing expense	1,091	1,034	3,370	3,015
Furniture and equipment expense	316	290	915	842
State bank taxes	428	340	1,290	994
FDIC insurance expense	471	176	2,138	440
Other	2,093	2,141	5,895	6,319
Total non-interest expenses	$13,059	$11,982	$39,358	$36,384

Total non-interest income increased $1,596,000, or 24.1%, for the third quarter of 2009, and increased $1,087,000 or 5.0% for the first nine months of 2009, compared to the same period of 2008.

Investment management and trust services income decreased $152,000, or 5.3%, in the third quarter of 2009, as compared to the same period in 2008.  This decrease arose primarily from a decline in non-recurring executor fees and the impact of a decline in the market value of assets under management.  The declines were partially offset by the positive impact of net new business opened during the first nine months of 2009.  For the first nine months of 2009, investment management and trust services income decreased $1,197,000, or 12.7%, compared to 2008.  Trust assets under management rose to $1.45 billion at September 30, 2009, compared to $1.35 billion at December 31, 2008 and $1.46 billion at September 30, 2008.  However, the year-to-date average of month-end market values in 2009 was lower than the same period in 2008.  Since most fees earned for managing accounts are based on a percentage of market value on a monthly basis, market value fluctuations can result in corresponding fluctuations in investment management fees.

Service charges on deposit accounts decreased $76,000, or 3.5%, in the first quarter of 2009, and $336,000, or 5.3%, for the first nine months of 2009, as compared to the same periods in 2008.  Service charge income is driven by deposit account overdraft volume, which can fluctuate throughout the year, and has been slowly trending downward after a high in 2006.  The Company expects the trend to continue as it is not aggressively pursuing overdraft privilege accounts.

Bankcard transaction revenue increased $83,000, or 12.5%, in the third quarter of 2009, and increased $177,000, or 9.0%, for the first nine months of 2009, as compared to the same periods in 2008. Results in 2009 compared favorably to 2008 as bankcard transaction volume continues to increase.  To earn higher interchange fees, the Company encourages its customers to process their debit card transactions as signature-based transactions and has a rewards program to help with this effort.

The Bank operates a mortgage banking division which originates residential mortgage loans and sells the majority of these loans in the secondary market.  Beginning in 2007, the Bank began to service mortgage loans sold to Fannie Mae.  For the first nine months of 2009 loans sold with servicing rights retained represent approximately 77% of the mortgage banking division’s origination and sales activity.  Gains on sales of mortgage loans were $667,000 in the third quarter of 2009 and $244,000 in 2008.  This represents an increase of 173.4%.  For the nine months ended September 30, 2009, gains on the sale of mortgage loans increased 61.2% to $1,610,000 from $999,000 in 2008.  Prevailing mortgage interest rates fell substantially in late 2008 and have remained at attractive levels for the first nine months of 2009 helping contribute to an increase in loan volume — mostly refinance activity.

In the third quarter of 2008, the Bancorp sold preferred securities of financial companies with a par value of $4,125,000, generating a loss of $607,000 and eliminating the Company’s position in these types of securities.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

Brokerage commissions and fees increased $21,000, or 5.1%, in the third quarter of 2009, and decreased $40,000, or 3.1%, for the first nine months of 2009, as compared to the same periods in 2008.  The year-to-date fluctuations corresponded to lower overall brokerage volume which has been impacted by changing consumer investor confidence in the stock market.

BOLI income decreased $14,000 or 5.3%, in the third quarter of 2009, and $36,000, or 4.7%, for the first nine months of 2009, as compared to the same periods in 2008, due to a decrease in the crediting rate on the insurance policies.

Other non-interest income increased $704,000, or 121.4%, in the third quarter of 2009 compared to the same period in 2008, due in large part to an increase of $349,000 in realized and unrealized gains of the domestic private equity fund, recorded using the equity method of accounting, an increase of $166,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.  Other non-interest income increased $1,301,000, or 79.9% for the first nine months of 2009, as compared to the same periods in 2008, mainly due to an increase of $532,000 in realized and unrealized gains of the domestic private equity fund, an increase of $561,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.

Total non-interest expenses increased $1,077,000, or 9.0%, for the third quarter of 2009 as compared to the same period in 2008. Total non-interest expenses increased $2,974,000, or 8.2%, for the first nine months of 2009 as compared to the same period in 2008.

Salaries and employee benefits increased $689,000, or 10.0%, for the third quarter of 2009, and $1,030,000, or 4.8% for the first nine months of 2009, as compared to the same periods of 2008, due mostly to increases in salaries expense.  In addition, for the third quarter of 2009, health insurance expense increased $217,000 compared to the same period in 2008.  The Bank had 467 and 459 full time equivalent employees as of September 30, 2009 and 2008; additions to senior staff increased per capita salaries in 2009.

Net occupancy expense decreased $30,000, or 2.7%, in the third quarter of 2009, and $54,000, or 1.7% for the first nine months of 2009, as compared to the same periods of 2008.  Data processing expense increased $57,000 or 5.5% for the third quarter of 2009, and $355,000, or 11.8% for the first nine months of 2009, as compared to the same periods in 2008.  The year-to-date increase was largely due to increased trust data processing expenses related to tax document preparation in the second quarter of 2009, combined with a one-time reduction of data processing fees in the first quarter of 2008.  Furniture and equipment expense increased $26,000 or 9.0% for the third quarter of 2009, and $73,000, or 8.7% for the first nine months of 2009, as compared to the same periods in 2008.  These fluctuations relate to a variety of factors, none of which is individually significant.

State bank taxes increased $88,000, or 25.9%, for the third quarter of 2009, and $296,000, or 29.8% for the first nine months of 2009, as compared to the same periods in 2008.  These bank taxes are based on five-year average capital levels, which are increasing commensurate with Bancorp’s growth.  The Bancorp purchased Commonwealth of Kentucky historic tax preservation and investment tax credits and at a discount reducing state tax expense in 2008 to a greater degree than 2009.

FDIC insurance expense rose $295,000, or 167.6%, for the third quarter of 2009, and $1,698,000, or 385.9% for the first nine months of 2009, as compared to the same periods in 2008.  The increases are directly related to an increase in regular deposit assessment rates by the FDIC, in addition to a special assessment approved by the Board of Directors of the FDIC in the second quarter of 2009.  This special assessment of five basis points of total assets less Tier 1 capital at June 30, 2009, amounted to $786,000, which was recorded as an expense in the second quarter and remitted on September 30, 2009.

Other non-interest expenses decreased $48,000 or 2.2% in the third quarter of 2009, and $424,000, or 6.7% for the first nine months of 2009, as compared to the same periods in 2008.  Included in this category are amortization and valuation allowance expenses related to mortgage servicing rights (MSRs).  Due to increases in the valuation of MSRs, the valuation allowance decreased $156,000 in the first quarter, and $20,000 in the second quarter of 2009, resulting in corresponding decreases in expenses.  The remaining year-to-date fluctuations in other non-interest expenses are related to decreases of $248,000 in advertising expense and $192,000 in delivery and communication expenses, partially offset by an increase in professional fees of $143,000, along with a variety of factors including printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the third quarter of 2009, Bancorp recorded income tax expense of $2,016,000, compared to $2,776,000 for the same period in 2008.  The effective rate for the three month period was 31.4% in 2009 and 33.8% in 2008.  Bancorp recorded income tax expense of $5,917,000 for the first nine months of 2009, compared to $7,817,000 for the same period in 2008.  The effective rate for the nine months period was 30.6% in 2009 and 32.0% in 2008.   The year to date decrease in the effective tax rate was primarily due to an increased proportion of tax-exempt interest income and tax credits to pretax income.

Commitments

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of the Company’s commitments is included in Note 6.

As described in Note 6, in the third quarter of 2009, the Company executed a marketing rights agreement for a new sports and entertainment venue.  Under the agreement, the Company will pay $400,000 per year from 2010 through 2019.  The Company expects to receive revenue from the relationship which will significantly offset the expenses over the term of the agreement.

Other commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)    Financial Condition

Balance Sheet

Total assets increased $134.8 million, or 8.3%, from $1.629 billion on December 31, 2008 to $1.764   billion on September 30, 2009.  A significant contributor of the increase in assets was loan growth in the first nine months. Loan totals increased $58.1 million from the end of 2008. The Company’s locations in Indianapolis and Cincinnati markets have represented approximately 41% of the total loan growth over the past year.  Also, investment securities available for sale increased $59.9 million as a result of purchases of investment securities as an alternative to holding excess amounts of fed funds at low prevailing rates. In July 2009, the Company acquired property for a second location in the Cincinnati market, with the office projected to open next year.

Total liabilities increased $126.0 million, or 8.5%, from December 31, 2008 to $1.610 billion on September 30, 2009.  Total deposits increased $90.8 million, or 7.1% in support of loan growth. Federal Home Loan Bank borrowings increased $20.5 million or 29.2%.  Securities sold under agreements to repurchase and federal funds purchased increased $14.3 million or 21.5%, principally due to an increase in funds purchased from correspondent banks. The Company began a correspondent banking division in February 2009, to offer loan and deposit services, asset management, international services, trust operations, and other services to community banks across the Kentucky/ Indiana region.  At September 30, 2009, federal funds purchased from correspondent banks totaled $17.3 million.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $7,166,000, loans past due over 90 days and still accruing of $777,000, and loans accounted for as troubled debt restructuring of $761,000, totaled $8,704,000 at September 30, 2009.  Non-performing loans were $4,710,000 at December 31, 2008 including $255,000 of loans past due over 90 days and still accruing. The increase reflected ongoing economic pressures as the recession continues and affected a larger number of borrowers.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.62% of total loans at September 30, 2009 compared to 0.35% at December 31 2008.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets, totaled $10,641,000 at September 30, 2009 and $6,366,000 at December 31, 2008.  This represents 0.60% of total assets at September 30, 2009 compared to 0.39% at December 31, 2008.  The increase in non-performing assets is largely due to the increase on non-accrual loans, as well as loans past due over 90 days and still accruing discussed above.   Because of the relatively low level of non-performing assets as compared to peers, the Company thus far has been able to approach loan workouts and collateral sales in an orderly fashion to minimize losses.  Should market conditions worsen and non-performing loans spike, this flexibility may be reduced, and management may need to liquidate problem loans more rapidly, thus increasing the possibility of larger losses.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)

Loans by Type	September 30, 2009	December 31, 2008
Commercial and industrial	$336,395	$348,174
Construction and development	198,586	167,402
Real estate mortgage - commercial investment	311,206	248,308
Real estate mortgage - owner occupied commercial	218,611	249,164
Real estate mortgage - 1-4 family residential	155,227	160,322
Home equity - first lien	39,566	22,973
Home equity - junior lien	113,132	122,535
Consumer	39,455	30,759
Total loans	$1,412,178	$1,349,637

The increase in the construction and development category is related to a consistent strategy to serve existing clients in the Company’s local markets.  Much of the growth is attributed to industrial development loans originated with substantial cash equity, strong guarantor support, and significant pre-leasing from credit rated tenants, rather than housing, office, and retail construction.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	September 30, 2009	December 31, 2008
Commercial and industrial	$475	$129
Construction and development	923	357
Real estate mortgage - commercial investment	2,356	1,884
Real estate mortgage - owner occupied commercial	1,167	429
Real estate mortgage - 1-4 family residential	1,620	895
Home equity	510	599
Consumer	115	162
Total loans	$7,166	$4,455

The increase in non-accrual loans reflects worsening economic pressures over the past year.  However, thus far, the increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.

Effects of Declines in Real Estate Collateral Values

Declines in collateral values may indirectly impact the Company’s ability to collect on certain construction loans, as borrowers are often dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, the Company evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan and lease losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength, without reliance on the value of the collateral as a primary repayment source.  Normally, the Company requires updated appraisals on real estate at application, and upon renewals.  Additionally, the Company generally evaluates the collateral condition and value upon foreclosure.

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

The Company’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $12.4 million at September 30, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. At quarter end, federal funds sold are minimized for tax purposes.  The fair value of the available for sale investment portfolio was $233.2 million at September 30, 2009, and included an unrealized net gain of $4.6 million. The portfolio includes maturities of approximately $80.1 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At September 30, 2009, total investment securities pledged for these purposes comprised 30% of the available for sale investment portfolio, leaving $162.2 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2009, such deposits totaled $841.8 million and represented 62% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships they do not put heavy pressure on liquidity. As of September 30, 2009, the Company had only $9.6 million or 0.7% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows the Company to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to the Company, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2009, the Bank’s additional borrowing capacity with the FHLB was approximately $81.9 million.  Additionally, the Bank had available borrowing capacity on federal funds purchased lines with correspondent banks totaling $103.8 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  For the first quarter of 2009, the Bank declared dividends to Bancorp totaling $2.3 million to fund quarterly cash dividends to stockholders.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund the second and third quarter cash dividend or the quarterly interest payments on the trust preferred securities.  At September 30, 2009, the Bank may pay up to $25.7 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)    Capital Resources

At September 30, 2009, stockholders’ equity totaled $153,265,000, an increase of $8,765,000 since December 31, 2008.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2008.  Accumulated other comprehensive income, which for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $2,775,000 at September 30, 2009 and $2,290,000 at December 31, 2008.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability of $223,000 at September 30, 2009 and December 31, 2008, is adjusted annually by reference to updated actuarial data.

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

The Bancorp strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30 million of trust preferred securities.  As a result of its trust preferred offering, the Company elected not to issue preferred stock under the Treasury Department’s Capital Purchase Program (CPP), even though it was approved to participate.  S.Y. Bancorp already was well capitalized before the trust preferred offering, and the additional capital raised in that offering qualifies as additional Tier 1 capital.   Separately, the Company also issued $10 million of subordinated debentures during the third quarter of 2008.  These debentures qualify as Tier 2 capital for regulatory capital purposes.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2009 and December 31, 2008.

September 30, 2009	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$208,953	13.57%	$123,185	8.00%	$ NA	NA
Bank	178,741	11.69%	122,321	8.00%	152,901	10.00%

Tier I risk-based capital (1)
Consolidated	179,808	11.68%	61,578	4.00%	NA	NA
Bank	149,596	9.79%	61,122	4.00%	91,683	6.00%

Leverage (2)
Consolidated	$179,808	10.22%	$52,781	3.00%	NA	NA
Bank	149,596	8.55%	52,490	3.00%	$87,483	5.00%

December 31, 2008	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$196,968	13.67%	$115,270	8.00%	$ NA	NA
Bank	162,161	11.30%	114,804	8.00%	143,505	10.00%

Tier I risk-based capital (1)
Consolidated	171,527	11.90%	57,656	4.00%	NA	NA
Bank	136,720	9.53%	57,385	4.00%	86,078	6.00%

Leverage (2)
Consolidated	$171,527	10.62%	$48,454	3.00%	NA	NA
Bank	136,720	8.49%	48,311	3.00%	$80,518	5.00%

(1)  Ratio is computed in relation to risk-weighted assets.

(2)  Ratio is computed in relation to average assets.

NA – Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 8.66% as of September 30, 2009, versus 8.83% at December 31, 2008.  The Company provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

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

(in thousands, except per share data)	September 30, 2009	December 31, 2008
Total equity (a)	$153,265	$144,500
Less goodwill	(682)	(682)
Tangible common equity (c)	$152,583	$143,818

Total assets (b)	$1,763,533	1,628,763
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,762,851	$1,628,081

Total shareholders’ equity to total assets (a/b)	8.69%	8.87%
Tangible common equity ratio (c/d)	8.66%	8.83%

Number of outstanding shares (e)	13,588	13,474

Book value per share (a/e)	$11.28	$10.72
Tangible common equity per share (c/e)	11.23	10.67

f)                Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”.  On July 1, 2009, the FASB launched its Accounting Standards Codification.  Pursuant to Statement 168, the Codification will become the sole source of authoritative U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Statement 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of FASB Statement No. 168 (FASB ASC 105-10) did not have an impact on Bancorp’s consolidated financial statements but has changed the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008, now codified as FASB ASC 820-10 — Fair Value Measurements and Disclosures.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data.  In February 2008 the FASB issued a statement delaying the effective date of this Statement for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying this Statement to other real estate owned and goodwill in 2009.  The Statement does not require any new fair value measurements. The adoption of FASB Statement No. 157 did not have a material impact on Bancorp’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, now codified as FASB ASC 855-10, to provide guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. Statement 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  Statement 165 is effective for interim and annual periods ending after June 15, 2009.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events up to the date of issuance, November 6, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, now codified as FASB ASC 820-10-65.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. 157-4 did not have a material impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, now codified as FASB ASC 320-10-65.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP No. FAS 115-2 and FAS 124-2 resulted in additional disclosures.  See Note 1.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, now codified as FASB ASC 825-10-65.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. 107-1 and APB 28-1 resulted in additional disclosures.  See Note 13.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Measuring Liabilities at Fair Value.  The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP.  No new fair-value measurements are required by the standard.  The adoption of this update is not expected to have an impact on Bancorp’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This standard allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values, including investees that have attributes of investment companies, report net asset value or its equivalent (e.g., partners’ capital) to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide (i.e., their assets generally are measured at fair value). The practical expedient cannot be used for investments that have a readily determinable fair value.  The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009.  The adoption of this update is not expected to have an impact on Bancorp’s consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2009 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There was no activity relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2009.

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

S.Y. BANCORP, INC.

Date: November 6, 2009	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer