Form 10-K
period 2009-12-31
S Y BANCORP INC
filed 2010-03-12
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2009	1-13661

S.Y. BANCORP, INC.

1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value Preferred Share Purchase Rights	NASDAQ NASDAQ
10.00% Cumulative Trust Preferred Securities and the
guarantee with respect thereto	NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $287,675,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 5, 2010, was 13,674,676.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 21, 2010 (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

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

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the only banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville Metropolitan Statistical Area (MSA), Indianapolis and Cincinnati through 28 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services through an arrangement with a third party provider.  See Note 23 to Bancorp’s consolidated financial statements for the year ended December 31, 2009 for information relating to the Bank’s business segments.

At December 31, 2009, the Bank had 470 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state laws. Any change in applicable laws or regulations may have a material effect on the business and prospects of Bancorp and the Bank.

Bancorp, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In addition, Bancorp is subject to the provisions of Kentucky’s banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.

Kentucky and federal banking statutes delineate permissible activities for Kentucky banks.  Kentucky’s statutes, however, contain a super parity provision for Kentucky banks having a top one or two rating in its most recent regulatory examination.  This provision allows a state bank to engage in any banking activity in which a national bank in Kentucky, a state bank operating in any other state, or a federally chartered thrift could engage.  The bank must first obtain a legal opinion specifying the statutory or regulatory provisions that permit the activity.

The Bank is subject to the supervision of the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation (FDIC) insures the deposits of the Bank to the current maximums of $250,000 per depositor for time and demand deposit accounts and self-directed retirement accounts.  In addition, the FDIC insures all balances in non-interest bearing demand deposit accounts of the Bank through June 30, 2010 as part of the Transaction Account Guarantee portion of the Temporary Liquidity Guarantee Program enacted in 2008.

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

In May 2009, as part of its efforts to rebuild the Deposit Insurance Fund DIF, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. In lieu of further special assessments, in November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

On October 3, 2008, in response to the stresses experienced in the financial markets, the Emergency Economic Stabilization Act (EESA) was enacted. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (TARP). In December 2009, Treasury extended TARP, scheduled to expire on December 31, 2009, to October 3, 2010. Pursuant to its authority under EESA, Treasury created the TARP Capital Purchase Program (CPP) under which the Treasury Department would invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions could issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  Although it was approved for participation, the Company declined to participate in federal TARP funding because its capital levels were and remain significantly in excess of what is required to be considered “well-capitalized” under regulatory standards.

Available Information

Bancorp files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with or furnished to the SEC.

Item 1A.               Risk Factors

Investments in Bancorp’s common stock or trust preferred securities involve risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Over half of our loans are secured by real estate (both residential and commercial) in our market area. Adverse changes in the local or national economy could negatively affect our customer’s ability to pay these loans. If borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, we could experience higher loan losses. Additional increases in loan loss provisions may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition and results of operations.

Declines in the housing market over the past few years, falling home prices and increasing foreclosures, unemployment and under employment have negatively impacted the credit performance of real estate related loans and resulted in significant write downs of asset values by many financial institutions. These write downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. To date, the impact of these adverse conditions has not been severe in the primary market we serve. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Significant stock market volatility could negatively affect our financial results.

Capital and credit markets experience volatility and disruption from time to time.  These conditions place downward pressure on credit availability, credit worthiness and our customers’ inclinations to borrow.

Prolonged volatility or a significant disruption could negatively impact our customers’ ability to seek new loans or to repay existing loans.  The personal wealth of many of our borrowers and guarantors has historically added a source of financial strength to certain loans and could be negatively impacted by severe market declines.  Sustained reliance on their personal assets to make loan payments would result in deterioration of their liquidity, and could result in loan defaults.

Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values.  Fees earned are directly affected by the performance of the equity and bond markets.  Declines in asset values result in a decrease in income from investment management and trust services.

If our actual loan losses are greater than our allowance assumption for loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans.  Accordingly, we may experience significant credit losses which could have a material adverse effect on operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for repayment of many of our loans.  In determining the adequacy of the allowance for loan losses, we consider, among other factors, our loan loss experience and an evaluation of economic conditions.  There has been continued economic softness, particularly slumping housing and commercial real estate market conditions and widespread signs of deteriorating credit quality.  If our assumptions prove to be incorrect or economic problems are worse than projected, our current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Such additions to our allowance could have a material adverse impact on our financial results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require an increase in our provision for loan losses or further loan charge-offs. If the regulatory agencies take a more aggressive stance in a focus on credit quality, and require any increase in our provision for loan losses or loan charge-offs for which we had not allocated, it would have a negative effect on net income.

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

•                  the Federal Reserve reducing rates; and

•                  competition from other financial institutions.

Prevailing interest rates are at historically low levels, and indications are that the Federal Reserve will likely maintain the low rates for much of the upcoming year.  An increase in interest rates of up to 2% will decrease our net interest income, primarily because the majority of our variable rate loans have floors of 4% or higher.  Our asset-liability management strategy, which is designed to mitigate our risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.  Our most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will increase by approximately 4% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 1% if rates increase 200 basis points.  The scenario of rates decreasing 200 basis points is not reasonably possible given current low rates for short-term instruments and most deposits. Additionally, we have observed that competitor banks may be willing to pay rates on deposits well in excess of normal market rates, depending on their liquidity needs.

Competition with other financial institutions could adversely affect our profitability.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We face vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, we encounter competition from smaller community banks in our markets, as well as regional banks expanding into Jefferson County, the largest county in Kentucky and our primary market.  We also compete with other non-traditional providers of financial services, such as brokerage firms, insurance companies and credit unions. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned thirteen branch properties at December 31, 2009 (two of which are located on leased land).  At that date, the Bank also leased fourteen branch facilities.  Of the twenty-eight banking locations, twenty-five are located in the Louisville MSA, two are located in Indianapolis, Indiana MSA and one is located in Cincinnati, Ohio. In 2009, the Company acquired property for one additional location in the Cincinnati market, and agreed to lease another, with both offices projected to open in 2010.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2009, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2009, for information relating to legal proceedings.

Item 4.                        [Reserved]

None

Executive Officers of the Registrant

The following table lists the names and ages (as of December 31, 2009) of all current executive officers of Bancorp. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp
David P. Heintzman Age 50	Chairman and Chief Executive Officer

James A. Hillebrand Age 41	President and Director

Kathy C. Thompson Age 48	Senior Executive Vice President and Director

Nancy B. Davis Age 54	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

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

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999 and Chief Financial Officer in 1993.  She joined the Bank in 1991.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  Prior to July 2006, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2009, Bancorp had 1,317 shareholders of record, and approximately 3,600 non-objecting beneficial owners holding shares in nominee or “street” name.

	2009			2008
			Cash dividends			Cash dividends
Quarter	High	Low	declared	High	Low	declared

First	$27.50	$18.65	$0.17	$25.96	$20.85	$0.17
Second	27.39	23.65	0.17	25.82	20.82	0.17
Third	25.07	21.56	0.17	34.00	19.94	0.17
Fourth	23.88	21.17	0.17	31.63	20.78	0.17

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2009.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	—	$—	—	—
November 1-November 30	2,424	22.52	—	—
December 1-December 31	1,782	21.50	—	—
Total	4,206	$22.09	—	—

(1)                                  Fourth quarter 2009 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)                                  The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, and in February 2005, July 2007, and November 2007 expanded the plan to allow for the repurchase of additional shares.  The stock repurchase program expired in November 2008, and has not been renewed.

The following performance graph and data shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
S.Y. Bancorp, Inc.	100.00	105.90	127.15	111.52	131.65	105.34
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58
SNL Midwest Bank Index	100.00	96.36	111.38	86.81	57.11	48.40
SNL NASDAQ Bank Index	100.00	96.95	108.85	85.45	62.06	50.34

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2009	2008	2007	2006	2005

Net interest income	$58,675	$56,858	$53,691	$53,875	$49,235
Provision for loan losses	12,775	4,050	3,525	2,100	225
Net income	16,308	21,676	24,052	22,896	21,644

Per share data
Net income, basic	$1.20	$1.61	$1.70	$1.58	$1.48
Net income, diluted	1.19	1.59	1.67	1.55	1.46
Cash dividends declared	0.68	0.68	0.63	0.57	0.45
Book value	11.29	10.72	9.78	9.54	8.67
Market value	21.35	27.50	23.94	28.00	23.83

Average balances
Stockholders’ equity	$150,721	$136,112	$139,357	$131,971	$121,614
Assets	1,717,474	1,567,967	1,413,614	1,353,651	1,270,178
Federal Home Loan Bank advances	80,904	86,011	65,699	34,466	25,809
Long-term debt	40,930	3,361	93	10,458	20,769

Selected ratios
Return on average assets	0.95%	1.38%	1.70%	1.69%	1.70%
Return on average stockholders’ equity	10.82	15.93	17.26	17.35	17.80
Average stockholders’ equity to average assets	8.78	8.68	9.86	9.75	9.57
Net interest rate spread	3.35	3.51	3.48	3.77	3.79
Net interest rate margin, fully tax-equivalent	3.68	3.93	4.16	4.37	4.25
Efficiency Ratio	58.81	57.35	54.68	55.76	57.51
Non-performing loans to total loans	0.84	0.35	0.28	0.59	0.44
Non-performing assets to total assets	0.77	0.39	0.49	0.65	0.59
Net charge offs to average loans	0.59	0.16	0.20	0.18	0.07
Allowance for loan losses to total loans	1.39	1.14	1.12	1.06	1.14

Per share information has been adjusted to reflect 5% stock dividend effective May 2006.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information as to the analysis of the consolidated financial condition and results of operations of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  Bancorp, incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of the Bank. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and then began branching. At December 31, 2009, the Bank had twenty-five full service banking locations in the Louisville Metropolitan Statistical Area (MSA), two full service banking locations in Indianapolis, Indiana, and one full service banking location in Cincinnati, Ohio. In 2009, the Company acquired property for one additional location in the Cincinnati market, and agreed to lease another, with both offices projected to open in 2010.  The Bank’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by the investment management and trust department, the brokerage department, and the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Critical Accounting Policies

Bancorp has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements in accordance with US GAAP, Bancorp makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

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

Overview of 2009

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2009, Bancorp completed a solid year of asset and deposit growth, which helped to offset the impact that a declining interest rate environment had on net interest margin.  Net income declined 25% from 2008 due to lower net interest margin, a higher provision for loan losses, and increasing non-interest expenses, particularly FDIC insurance.

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

Bancorp’s loan portfolio increased 6% during 2009 to $1.4 billion, and this was the driving force for growth in interest income.  Loan growth, funded by increased deposits, resulted in an increase in net interest income on a year to year basis.  Increased loan volume helped to partially offset the negative effect of the declining margin the Bank has experienced.  Historic low interest rates caused margin erosion as loans and other assets repriced lower, while deposit rates hovered near zero, due to the absolute level of prevailing rates.  The average rate earned on assets decreased in 2009 as the rates earned on loans and investments declined.  Rates paid on liabilities decreased slightly less than rates earned on assets, contributing to a decreased net interest spread and net interest margin on a year to year basis.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream, and non-interest income continued to be a key contributor to earnings in 2009.  Total non-interest income increased 7% from 2008 to 2009 and non-interest income as a percentage of total revenues increased to 34% in 2009 from 33% in 2008. The increase is due largely to gains on sales of mortgage loans, higher mortgage banking fees, as well as realized and unrealized gains on an investment in a domestic private investment fund.  Income from investment management and trust services, which constitutes the single largest component of non-interest income declined 8% for the year due to lower asset values and a reduction in non-recurring estate fees. Revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.  In addition, Bancorp experienced declines in service charges on deposit accounts, brokerage income and bank owned life insurance income.  Partially offsetting the declines were increases in revenues from bankcard transactions and reduced losses on sales of securities during the year.

Also impacting 2009 results, Bancorp increased the 2009 loan loss provision by $8,725,000 to $12,775,000.  While our relative amounts of non-performing loans and non-performing assets are above the historic ranges for their metrics during the last five years, they remain substantially below industry averages.  Management’s actions to increase the allowance for loan losses in 2009 reflect a methodology that is driven by risk ratings.  Certain loans were downgraded during 2009, resulting in higher required allocations in the allowance for loans losses.  In addition, in late February 2010, new information came to light regarding what had been a performing commercial and industrial loan relationship.  Loans to this single borrower totaled approximately $4,125,000 and were secured by business assets and life insurance. Subsequent to year end management discovered that the guarantor had multiple borrowing relationships with other lenders, has been named as a defendant in two lawsuits, one of which alleged fraud, and has personally filed for bankruptcy protection. While the borrower has yet to file for bankruptcy protection, information gathered from the personal bankruptcy and disclosed by the guarantor’s counsel leads management to believe that the financial records of the borrower have been falsified, the collateral pledged to secure the loans has little or no value, and the borrower and guarantor have no ability to perform.  While Bancorp discovered the suspected frauds in first quarter 2010, they appear to be of longstanding nature. Accordingly, management charged off the loans in their entirety and recorded an additional provision for loan losses of $4,125,000 as of December 31, 2009.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of the Company.  A summary of our TCE ratios at December 31, 2009 and 2008 is shown in the following table.

(in thousands, except per share data)	December 31, 2009	December 31, 2008

Total equity	$153,614	$144,500
Less goodwill	(682)	(682)
Tangible common equity	152,932	143,818

Total assets	1,791,479	1,628,763
Less goodwill	(682)	(682)
Total tangible assets	1,790,797	1,628,081

Tangible common equity ratio	8.54%	8.83%

Number of outstanding shares	13,607	13,474

Tangible common equity per share	$11.24	$10.67

See “Non-GAAP Financial Measures” for reconcilement of TCE to US GAAP measures.

Challenges for 2010 will include managing credit quality and achieving continued loan growth.

•                  A continued economic downturn would cause us to have a higher level of non-performing loans, which would negatively impact net income.

•                  Although thus far we have avoided many of the consequences of lending practices that have troubled other banks, we are not likely to completely escape the impact of declining real estate values and their effect on credit quality, even though our markets have fared reasonably well in the downturn so far.  We recognize that only a recovery in the general economy will ultimately bring this challenging credit cycle to an end.

•                  To achieve our profitability goals for 2010, net loan growth must continue at a pace in excess of 2009. This will be impacted by competition and prevailing economic conditions.  While we believe there is significant opportunity for growth in the Louisville MSA, we know that our ability to deliver attractive growth over the long-term is linked to our success in new markets, including Indianapolis and Cincinnati.

•                  The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low throughout 2009 and into 2010.  Indications are that the Federal Reserve will keep short term rates low throughout most of 2010.  Approximately 40% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 68% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates do not reprice as quickly as loans.

•                  We expect net interest margin to be fairly consistent in 2010 with the level seen in the fourth quarter of 2009 as rates are expected to be largely unchanged until the fourth quarter of 2010.  This would result in an increase in net interest margin over the level seen in 2009.  Increased deposit and loan rate competition could negatively impact this expectation.

•                  We expect a decrease in non-interest income for 2010 relating to service charges on deposits, and we expect increases in non-interest expense including personnel and occupancy expenses as we open two new locations.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $16,308,000 or $1.19 per share on a diluted basis for 2009 compared to $21,676,000 or $1.59 per share for 2008 and $24,052,000 or $1.67 per share for 2007.  Net income for 2009 was postively impacted by:

•                  A 3% or $1.8 million increase in net interest income.

•                  A 7% or $1.9 million, increase in non-interest income.

•                  A 31% or $3.1 million decrease in income taxes.

Net income for 2009 was negatively impacted by:

•                  A 215% or $8.7 million increase in provision for loan losses.

•                  A 7% or $3.5 million increase in non-interest expenses.

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

Comparative information regarding net interest income follows:

(Dollars in thousands)	2009	2008	2007	2009/2008 Change		2008/2007 Change

Net interest income, tax-equivalent basis	$59,729	$57,872	$54,768	3.21%		5.7%
Net interest spread	3.35%	3.51%	3.48%	(16	)bp	3	bp
Net interest margin	3.68%	3.93%	4.16%	(25	)bp	(23	)bp
Average earning assets	$1,621,757	$1,472,098	$1,315,925	10.2%		11.9%
Five year Treasury bond at year end	2.69%	1.55%	3.45%	114	bp	(190	)bp
Average five year Treasury bond	2.19%	2.79%	4.42%	(60	)bp	(163	)bp
Prime rate at year end	3.25%	3.25%	7.25%	0	bp	(400	)bp
Average prime rate	3.25%	5.09%	8.05%	(184	)bp	(296	)bp

bp = basis point = 1/100th of a percent

Prime rate and the five year Treasury bond are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $405 million, or 68% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $155 million or 26% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $39 million of variable rate loans, or 6% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.  In addition to pressure on earning assets from the lower rate environment, many deposit rates are at or near a floor and are not able to be reduced to the same degree as loans.  Margin erosion also reflected higher interest expense in the current year related to the Company’s December 2008 issuance of trust preferred securities, and the impact of maintaining a significantly higher liquidity position in 2009, which management considered prudent given the operating environment.

Average loan balances increased $96 million or 7.4% in 2009; however, the declining interest rate environment drove average loan yields lower by 66 basis points.  Bancorp grew average interest bearing deposits $93 million or 9.0% to fund loan growth.  Average FHLB advances decreased by $5.1 million or 5.9%, with average rates decreasing by 44 basis points.  Average long-term debt increased $37.5 million from $3.4 million in 2008 to $40.9 million in 2009, reflecting the subordinated debt issued in 2008.  Average interest costs on interest bearing deposits decreased 77 basis points, again reflecting the declining interest rate market.  The rate changes, combined with the volume increases, resulted in an increase in net interest income, but a decrease in net interest margin for 2009 compared to 2008.

For 2010, management anticipates a stable prime rate for the first three quarters, with a slight increase in the fourth quarter. The Company believes the net interest margin is stabilizing and that CD maturities of approximately $181 million, or 36% of total CDs, in the next two quarters could spark slight improvement in the net interest margin.  This expectation is based on current loan and deposit pricing in the markets in which the Company operates.  However, the margin could be impacted negatively if competition causes increases in deposit rates or a decline in loan pricing in those markets.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2009 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a positive effect on net interest income.  These estimates are summarized below.

Net Interest Income % Change

Increase 200 bp	(0.56)
Increase 100 bp	(1.80)
Decrease 100 bp	3.87
Decrease 200 bp	2.64

Approximately 28% of total loans are indexed to the prime rate, and have floors of 4% or higher.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in our simulation analysis above, negatively impacts the effect of rising rates.  Analysis of rates increasing 300 bp or higher indicates a positive effect on net interest income.

The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Undesignated derivative instruments described in Note 20 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2009 and 2008 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2009/2008			2008/2007
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
(In thousands)	Net Change	Rate	Volume	Net Change	Rate	Volume

Interest income
Loans	$(3,291)	$(9,009)	$5,718	$(4,012)	$(13,347)	$9,335
Federal funds sold	(399)	(616)	217	(466)	(703)	237
Mortgage loans held for sale	171	(16)	187	(7)	(37)	30
Securities
Taxable	131	(999)	1,130	410	(271)	681
Tax-exempt	163	50	113	(97)	42	(139)
Total interest income	(3,225)	(10,590)	7,365	(4,172)	(14,316)	10,144

Interest expense
Deposits
Interest bearing demand deposits	(464)	(530)	66	(2,062)	(2,067)	5
Savings deposits	68	53	15	(128)	(135)	7
Money market deposits	(3,337)	(3,877)	540	(2,310)	(4,973)	2,663
Time deposits	(2,798)	(4,031)	1,233	(2,361)	(3,872)	1,511
Securities sold under agreements to repurchase and federal funds purchased	(821)	(748)	(73)	(1,714)	(1,507)	(207)
Other short-term borrowings	(436)	(229)	(207)	312	(73)	385
Federal Home Loan Bank advances	(587)	(362)	(225)	782	(151)	933
Long-term debt	3,293	102	3,191	205	(1)	206

Total interest expense	(5,082)	(9,622)	4,540	(7,276)	(12,779)	5,503

Net interest income	$1,857	$(968)	$2,825	$3,104	$(1,537)	$4,641

Bancorp’s net interest income increased $1,857,000 for the year ended December 31, 2009 compared to the same period of 2008 while 2008 compared to 2007 saw a $3,104,000 increase.  Net interest income for the year 2009 compared to 2008 was positively impacted by an increase in loan and securities volume and a decrease in deposit and other borrowing rates.  Net interest income was negatively impacted by a decline in the average rate earned on assets and an increase in the volume of liabilities.  Loan volume increases boosted net interest income by $5,718,000 and declining rates on deposits contributed $8,385,000 to the increase of net interest income.  Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $9,009,000, and growth in deposit balances negatively impacted the margin by $1,854,000.  Increasing volume on long-term debt negatively impacted the margin by $3,191,000.

For the year 2008 compared to 2007, loan growth accounted for $9,335,000 of the increase in interest income, offset by lower rates which accounted for a decrease of $13,347,000.  Lower rates on deposit accounts resulted in a decreased interest expense of $11,047,000, which was somewhat offset by increased interest expense of $4,186,000 due to higher rates on money market and time deposits.

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

(Dollars in thousands)	2009	2008	2007

Provision for loan losses	$12,775	$4,050	$3,525
Allowance to loans at year end	1.39%	1.14%	1.12%
Allowance to average loans for year	1.44%	1.19%	1.16%

The provision for loan losses increased $8,725,000 during 2009 compared to 2008 in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The increased provision for 2009 reflects an allowance methodology that is driven by risk ratings.  Certain loans were downgraded during 2009, resulting in higher required allocations in the allowance for loans losses.  Ultimately, this required a higher provision.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.  In addition, in late February 2010, new information came to light regarding what had been a performing commercial and industrial loan relationship.  Loans to this single borrower totaled approximately $4,125,000 and were secured by business assets and life insurance. Subsequent to year end, management discovered that the guarantor had multiple borrowing relationships with other lenders, has been named as a defendant in two lawsuits, one of which alleged fraud, and has personally filed for bankruptcy protection. While the borrower has yet to file for bankruptcy protection, information gathered from the personal bankruptcy and disclosed by the guarantor’s counsel leads management to believe that the financial records of the borrower have been falsified, the collateral pledged to secure the loans has little or no value, and the borrower and guarantor have no ability to perform.  While Bancorp discovered the suspected frauds in first quarter 2010, they appear to be of longstanding nature. Accordingly, management charged off the loans in their entirety and recorded an additional provision for loan losses of $4,125,000 as of December 31, 2009.

Non-performing loans increased from $4,710,000 at year-end 2008 to $12,101,000 at December 31, 2009.  The ratio of non-performing loans to total loans was 0.84% at December 31, 2009, up from 0.35% at December 31, 2008.  Net charge-offs totaled 0.59% of average loans at year-end 2009, up from 0.16% at year-end 2008.  Contributing 30 bp to the increase in charge-offs was the subsequent event discussed above.  While the Company’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to feel that a prolonged recession could place additional pressure on credit quality in determining the provision and allowance for loan losses.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2009 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2009, 2008 and 2007. The table shows the dollar and percentage change from 2008 to 2009 and from 2007 to 2008. Below the table is a discussion of significant changes and trends.

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change	%	Change	%

Non-interest income
Investment management and trust services	$11,180	$12,203	$12,886	$(1,023)	(8.4)%	$(683)	(5.3)%
Service charges on deposit acccounts	8,098	8,350	8,758	(252)	(3.0)	(408)	(4.7)
Bankcard transaction revenue	2,909	2,645	2,359	264	10.0	286	0.1
Gain on sales of mortgage loans held for sale	2,163	1,253	1,164	910	72.6	89	7.6
Loss on sales of securities available for sale	(339)	(607)	—	268	(44.2)	(607)	—
Brokerage commissions and fees	1,749	1,797	1,929	(48)	(2.7)	(132)	(6.8)
Bank owned life insurance income	988	1,020	985	(32)	(3.1)	35	3.6
Other	3,525	1,738	2,172	1,787	102.8	(434)	(20.0)

	$30,273	$28,399	$30,253	$1,874	6.6%	$(1,854)	(6.1)%

Total non-interest income increased 6.6% for the year ended December 31, 2009 compared to 2008. The largest component of non-interest income is investment management and trust services. Along with the effects of improving market conditions in 2009, this area of the Bank continues to grow through attraction of new business and retention of existing business. Trust assets under management rose to $1.55 billion at December 31, 2009, compared to $1.35 billion at December 31, 2008, but the average of month-end market values in 2009 was lower than 2008.  However, most fees earned for managing accounts are based on a percentage of market value on a monthly basis and these lower values resulted in corresponding fluctuations in investment management fees. Some revenues of the investment management and trust department, most notably executor fees, are non-recurring in nature and the timing of these revenues corresponds with the administration of estates. For 2009, 2008 and 2007 executor fees totaled approximately $225,000, $545,000 and $1,024,000, respectively. These declines were partially offset by the attraction of net new accounts, consisting primarily of personal accounts.

Service charges on deposit accounts decreased $252,000 or 3.0%, for the year ended December 31, 2009 compared to the same period a year ago. The main factor contributing to the decrease was lower non-sufficient fund fee activity in 2009.

Bankcard transaction revenue increased $264,000 or 10.0% in 2009 compared to 2008 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in 2009 compared favorably to 2008 as bankcard transaction volume continues to increase.  To earn higher interchange fees, the Company encourages its customers to process their debit card transactions as signature-based transactions and has a rewards program to help with this effort.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the buyer and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give older homeowners a vehicle for converting equity in their homes to cash.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates fell substantially in late 2008 and remained at attractive levels during 2009 helping contribute to a significant increase in loan volume — mostly refinance activity.  Also, the well-publicized availability of first-time homebuyer tax credits contributed to an increase in purchase activity in late 2009.

Losses on securities available for sale totaled 339,000 for 2009, compared to $607,000 in 2008.  In the fourth quarter of 2009, the Bancorp sold trust preferred securities of a large financial company with a par value of $2,425,000, generating a loss of $359,000, as Management was concerned about the long term prospects of performance of the security.  In addition, the Bancorp sold mortgage-backed securities in the normal course of portfolio management, generating gains of $20,000. Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

Brokerage commissions and fees earned primarily from stock, bond and mutual fund sales decreased 2.7% during 2009 as overall transaction volume was down compared to the prior year.  Bancorp deploys its brokers primarily through its branch network for retail consumers, while larger managed accounts are included in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) decreased 3.1% during 2009 due to a lower crediting rate.  BOLI generated income of $988,000 and $1,020,000 during 2009 and 2008, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related change in cash surrender value and proceeds received under the policies are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income increased $1,787,000 during 2009 compared to 2008 primarily due to a $711,000 in realized and unrealized gains of the domestic private investment fund, recorded using the equity method of accounting, an increase of $739,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.  Other non-interest income decreased in 2008 compared to 2007 partly as a result of realized and unrealized losses of the domestic private investment fund, combined with a variety of factors none of which are individually significant.

The following table provides a comparison of the components of non-interest expenses for 2009, 2008 and 2007. The table shows the dollar and percentage change from 2008 to 2009 and from 2007 to 2008. Below the table is a discussion of significant changes and trends.

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change	%	Change	%

Non-interest expenses
Salaries and employee benefits	$30,147	$28,209	$27,169	$1,938	6.9%	$1,040	3.8%
Net occupancy expense	4,185	4,247	3,722	(62)	(1.5)	525	14.1
Data processing expense	4,479	4,108	4,760	371	9.0	(652)	(13.7)
Furniture and equipment expense	1,234	1,117	1,148	117	10.5	(31)	(2.7)
State bank taxes	1,765	1,334	1,155	431	32.3	179	15.5
FDIC insurance	2,687	621	127	2,066	332.7	494	389.0
Other	8,435	9,839	8,371	(1,404)	(14.3)	1,468	17.5

	$52,932	$49,475	$46,452	$3,457	7.0%	$3,023	6.5%

Salaries and benefits are the largest component of non-interest expenses and increased $1,938,000 or 6.9% for 2009 compared to 2008.  This was primarily due to a rise in salaries expense related to the addition of senior staff, as well as increases in healthcare benefits costs and pension expense.  At December 31, 2009, the Bank had 470 full-time equivalent employees compared to 464 at the same date in 2008 and 446 for 2007.  There are no obligations for post-retirement or post-employment benefits.

Net occupancy expense decreased 62,000 or 1.5% from 2008 to 2009.  The Bank opened no new locations in 2009 or 2008, and three locations in 2007.  At December 31, 2009 the Bank had twenty-eight banking center locations including the main office.

Data processing expense increased $371,000 or 9.0% largely due to increased trust data processing expenses related to tax document preparation in 2009, combined with a one-time reduction of data processing fees in 2008.   The decrease in 2008 as compared to 2007 was largely due to renegotiated terms with the Bank’s provider of ATM network and debit card processing.

Furniture and equipment expense increased $117,000 or 10.5% in 2009, as compared to 2008, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

State bank taxes in Kentucky are based primarily on average capital and deposit levels.  Bancorp purchased Commonwealth of Kentucky historic tax preservation credits, as well as state investment tax credits, at a discount to help reduce state bank tax in 2009, 2008 and 2007.  Bancorp used state historic tax credits of approximately $57,000, $36,000 and $195,000 to help reduce state bank tax during 2009, 2008 and 2007, respectively.

FDIC insurance expense rose $2,066,000, or 332.7% for the year ended December 31, 2009, as compared to the same period in 2008.  The increases are directly related to an increase in regular deposit assessment rates by the FDIC and a special assessment in the second quarter of 2009.  This special assessment of five basis points of total assets less Tier 1 capital at June 30, 2009, amounted to $786,000, which was recorded as an expense in the second quarter.

Other non-interest expenses decreased $1,404,000 for the year ended December 31, 2009 compared to the same period of 2008, primarily due to transactions recorded in 2008 which did not recur in 2009.  These were valuation losses on other real estate owned of $289,000, combined with impairment and equity-method charges of $866,000 for an investment in a bank located in one of the Company’s expansion markets.  Also affecting the 2009 expenses was a $227,000 decrease in delivery and communications related expenses, and a variety of factors none of which are individually significant.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2009	2008	2007

Income tax expense	$6,933	$10,056	$9,915
Effective tax rate	29.8%	31.7%	29.2%

For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change	%	Change	%

Average earning assets	$1,621,757	$1,472,098	$1,315,925	$149,659	10.2%	$156,173	11.9%
Average interest bearing liabilities	1,330,228	1,220,776	1,064,754	109,452	9.0	156,022	14.7
Average total assets	1,717,474	1,567,967	1,413,614	149,507	9.5	154,353	10.9
Total year end assets	1,791,479	1,628,763	1,482,219	162,716	10.0	146,544	9.9

The Bank has experienced steady growth in earning assets over the last several years primarily in the area of loans.  From 2008 to 2009, average loans increased 7.4%, or $95.9 million, while average securities increased $31.4 million, or 21.2%.  Much of the loan growth is attributed to industrial and multi-family properties and large healthcare facility loans originated with substantial cash equity and strong guarantor support. Our focus has not been on housing and retail construction lending, sources of increased credit risk in the current environment. The Bank has also targeted private banking clientele as having attractive growth potential. Not only do these relationships afford loan growth, but they also bring opportunities to provide full-service financial relationships to business customers as well as provide personal financial services to business owners.  During 2008, average loans increased 11.8% with growth being primarily from commercial and industrial loans and construction loans.

Average total interest bearing accounts increased 9.0% and non-interest bearing accounts increased 12.3% in 2009.  The increase in average interest bearing liabilities from 2008 to 2009 occurred primarily in money market and time deposits spurred by promotions to support loan growth.  Bancorp continued to utilize fixed rate advances from the FHLB during 2009 as they compared favorably to similar term time deposits.  Bancorp had an average of $80,904,000 in outstanding FHLB advances in 2009 compared to $86,011,000 and $65,699,000 in 2008 and 2007, respectively.  Average long-term debt increased from $3,361,000 in 2008 to $40,930,000 in 2009, representing the issuance of subordinated debt and trust preferred securities in late 2008.

The Company began a correspondent banking division in February 2009, to offer loan and deposit services, asset management, international services, trust operations, and other services to community banks across the Kentucky and southern Indiana region.  At December 31, 2009, federal funds purchased from correspondent banks totaled $18.0 million.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2009			Year 2008			Year 2007
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$42,759	$79	0.18%	$23,992	$478	1.99%	$18,212	$944	5.18%
Mortgage loans held for sale	7,385	389	5.27%	3,856	218	5.65%	3,372	225	6.67%
Securities
Taxable	147,601	5,164	3.50%	119,590	5,031	4.21%	103,747	4,589	4.42%
Tax-exempt	27,230	1,604	5.89%	24,774	1,441	5.82%	27,756	1,538	5.54%
FHLB stock	5,138	214	4.17%	4,175	216	5.17%	3,737	248	6.64%
Loans, net of unearned income	1,391,644	77,460	5.57%	1,295,711	80,751	6.23%	1,159,101	84,763	7.31%

Total earning assets	1,621,757	84,910	5.24%	1,472,098	88,135	5.99%	1,315,925	92,307	7.01%

Less allowance for loan losses	17,688			14,600			12,560

	1,604,069			1,457,498			1,303,365

Non-earning assets
Cash and due from banks	25,690			27,196			33,305
Premises and equipment	28,034			28,101			25,056
Accrued interest receivable and other assets	59,681			55,172			51,888

Total assets	$1,717,474			$1,567,967			$1,413,614

	Year 2009			Year 2008			Year 2007
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$224,805	$464	0.21%	$208,902	$928	0.44%	$208,575	$2,990	1.43%
Savings deposits	54,039	117	0.22%	42,973	49	0.11%	41,388	177	0.43%
Money market deposits	341,535	2,565	0.75%	310,466	5,902	1.90%	218,736	8,212	3.75%
Time deposits	512,669	14,855	2.90%	477,382	17,653	3.70%	442,036	20,014	4.53%
Securities sold under agreements to repurchase and federal funds purchased	74,207	334	0.45%	79,582	1,155	1.45%	86,248	2,869	3.33%
Other short-term borrowings	1,139	—	0.00%	12,099	436	3.60%	1,979	124	6.27%
FHLB advances	80,904	3,341	4.13%	86,011	3,928	4.57%	65,699	3,146	4.79%
Long-term debt	40,930	3,505	8.56%	3,361	212	6.31%	93	7	7.53%

Total interest bearing liabilities	1,330,228	25,181	1.89%	1,220,776	30,263	2.48%	1,064,754	37,539	3.53%

Non-interest bearing liabilities
Non-interest bearing demand deposits	198,888			177,110			170,748
Accrued interest payable and other liabilities	37,637			33,969			38,755

Total liabilities	1,566,753			1,431,855			1,274,257

Stockholders’ equity	150,721			136,112			139,357

Total liabilities and stockholders’ equity	$1,717,474			$1,567,967			$1,413,614

Net interest income		$59,729			$57,872			$54,768

Net interest spread			3.35%			3.51%			3.48%

Net interest margin			3.68%			3.93%			4.16%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,054,000, $1,014,000 and $1,077,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $570,000, $591,000 and $453,000 in 2009, 2008 and 2007, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2009	2008	2007

Securities available for sale
U.S. Treasury and other U.S. government obligations	$3,019	$6,955	$9,805
Government sponsored enterprise obligations	124,688	107,617	110,014
Mortgage-backed securities – government agencies	66,681	29,263	11,313
Obligations of states and political subdivisions	32,812	27,084	24,249
Trust preferred securities of financial institutions	1,025	2,452	3,217
Other (1)	—	—	3,951

	$228,225	$173,371	$162,549

Securities held to maturity
Mortgage-backed securities – government	$35	$43	$59
Obligations of states and political subdivisions	—	—	1,070

	$35	$43	$1,129

(1) Other consisted of preferred stock of other bank holding companies.

The maturity distribution and weighted average interest rates of securities at December 31, 2009, are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and other U.S. government obligations	$3,019	4.88%	$—	—	$—	—	$—	—
Government sponsored enterprise obligations	68,809	0.18%	26,898	2.90%	26,897	4.53%	2,084	4.83%
Mortgage-backed securities – GNMA	—	—	1,032	3.59%	—	—	50,279	4.46%
Mortgage-backed securities –government agencies	1,299	4.02%	9,817	3.86%	1,158	4.29%	3,096	3.31%
Obligations of states and political subdivisions	1,640	4.96%	16,729	4.93%	7,391	5.72%	7,052	5.80%
Trust preferred securities of financial institutions	—	—	—	—	—	—	1,025	8.06%

	$74,767	0.54%	$54,476	3.71%	$35,446	4.78%	$63,536	4.64%

Securities held to maturity
Mortgage-backed securities	$—	—	$—	—	$28	6.22%	$7	6.58%

	$—	—	$—	—	$28	6.22%	$7	6.58%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2009	2008	2007	2006	2005

Commercial and industrial	$336,889	$348,174	$309,506	$274,599	$225,369
Construction and development	204,653	167,402	144,668	133,361	126,961
Real estate mortgage:
Commercial investment	326,421	248,308	240,610	242,742	219,852
Owner occupied commercial	230,001	249,164	200,122	178,439	151,651
1-4 family residential	147,342	160,322	145,362	150,285	153,252
Home equity	(a)	(a)	136,962	136,893	140,287
Home equity - first lien	41,644	22,973	(a)	(a)	(a)
Home equity - junior lien	108,398	122,535	(a)	(a)	(a)
Consumer	40,114	30,759	24,708	32,635	36,499

	$1,435,462	$1,349,637	$1,201,938	$1,148,954	$1,053,871

(a)          In 2008, the Company changed its presentation for disclosing the types of loans in its portfolio to provide more detailed information.  Home equity lines of credit were divided into two categories - first lien and junior lien; however, it was not feasible to obtain comparable amounts for these categories for prior periods.

The increase in the construction and development and commercial real estate categories is the result of a consistent strategy to serve existing clients in the Company’s local markets.  Much of the growth is attributed to large industrial and multi-family properties and two large healthcare facility loans originated with substantial cash equity and strong guarantor support.  In some cases, lending relationships include significant pre-leasing from quality tenants.  Our focus has not been on housing and retail construction lending, sources of increased credit risk in the current environment.

Increases in other categories reflect an overall increase in the size and composition of the loan portfolio, as well as the effect of internal reclassifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2009, which based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$155,392	$125,024	$56,473	$336,889
Construction and development	90,479	85,167	29,007	204,653

Commercial and industrial loans	Interest Sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$72,194	$52,830
Due after five years	46,531	9,942

	$118,725	$62,772

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the budgeted construction period interest through loan advances. The Company monitors budgeted interest reserves and does not allow funds allocated to other items to be directed to interest without realized cost savings.  The Company also looks to liquid guarantors who are able to make up a liquidity shortfall if required. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2009 was approximately $95.1 million, of which $58.5 million was outstanding at December 31, 2009 and $36.6 million remained to be advanced. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 80%.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Non-accrual loans	$10,455	$4,455	$2,964	$5,900	$3,709
Troubled debt restructuring	753	—	—	—	—
Loans past due 90 days or more and still accruing	893	255	406	853	891

Non-performing loans	12,101	4,710	3,370	6,753	4,600

Foreclosed real estate	1,556	1,560	3,831	2,466	3,226
Other foreclosed property	60	96	—	—	40

Non-performing assets	$13,717	$6,366	$7,201	$9,219	$7,866

Non-performing loans as a percentage of total loans	0.84%	0.35%	0.28%	0.59%	0.44%
Non-performing assets as a percentage of total assets	0.77%	0.39%	0.49%	0.65%	0.59%
Allowance for loan losses as a percentage of non-performing loans	165%	327%	399%	181%	262%

The following table sets forth the major classifications of non-accrual loans:

(in thousands) Non-accrual loans by type	December 31, 2009	December 31, 2008
Commercial and industrial	$321	$129
Construction and development	4,246	357
Real estate mortgage - commercial investment	2,024	1,884
Real estate mortgage - owner occupied commercial	2,122	429
Real estate mortgage - 1-4 family residential	1,256	895
Home equity	453	599
Consumer	33	162
Total	$10,455	$4,455

The increase in non-accrual loans reflects worsening economic pressures over the past year.  However, thus far, the increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.

The Company has five borrowers, all in our primary market, who account for $7,689,000 or 74% of total non-accrual loans.  Each of these loans is secured by commercial real estate, and at December 31, 2009 there was a total specific allocation in the allowance for loan losses totaling $1,050,000, representing management’s estimate of credit loss exposure.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans was $216,000, $174,000, and $55,000 for 2009, 2008, and 2007, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $627,000, $393,000, and $241,000 for 2009, 2008, and 2007, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $20,564,000, $7,175,000, and $4,028,000 at December 31, 2009, 2008, and 2007, respectively. The increase in potential problem loans is attributable primarily to four lending relationships totaling $16.6 million. These relationships will be monitored closely for possible future inclusion in non-performing loans.  Management has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets increased 38 basis points from 2008 to 2009.   The increase in non-performing assets as a percentage of total assets was due to the increase in non-accrual loans.  Remaining foreclosed real estate primarily consists of a residential subdivision development that has required several years for full disposition as the Bank has chosen to sell individual lots rather than dispose of the property in total.  This asset, with a carrying value of $1,291,000, is periodically evaluated for impairment.  In December 2008, the Company recorded an impairment charge of $289,000 based on the most recent appraisal of the property.  No impairment charges were recorded in 2009 for this property.

Effects of Declines in Real Estate Collateral Values

Declines in collateral values may indirectly impact the Company’s ability to collect on certain real estate loans, when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, the Company evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength, without reliance on the value of the collateral as a primary repayment source.  The Company requires updated appraisals on real estate at application.  Additionally, the Company typically evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been reflected in the allowance for loan losses.

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

Downgrades of loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review, or the senior loan committee at any time. Upgrades of risk ratings may only be made with the concurrence of management and internal loan review.

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

•                  Allocations for loans not reviewed are totaled by loan category and are assigned a loss allocation factor based upon the Bank’s historic net charge-offs by loan type.

•                  Additional allowance allocations based on subjective factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends, portfolio concentrations, and changes in the size, mix and general terms of the loan portfolio.

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

	Year ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Average loans	$1,391,644	$1,295,711	$1,159,101	$1,093,844	$1,015,261

Balance of allowance for loan losses at beginning of year	$15,381	$13,450	$12,203	$12,035	$12,521
Loans charged off
Commercial and industrial	4,925	341	1,695	920	300
Construction and development	38	109	42	703	—
Real estate mortgage	3,099	1,689	547	298	241
Consumer	1,055	824	827	853	822

Total loans charged off	9,117	2,963	3,111	2,774	1,363

Recoveries of loans previously charged off
Commercial and industrial	59	31	242	59	207
Construction and development	2	—	—	23	—
Real estate mortgage	393	236	65	237	78
Consumer	507	577	526	523	367

Total recoveries	961	844	833	842	652

Net loans charged off	8,156	2,119	2,278	1,932	711
Additions to allowance charged to expense	12,775	4,050	3,525	2,100	225

Balance at end of year	$20,000	$15,381	$13,450	$12,203	$12,035

Ratio of net charge-offs during year to average loans	0.59%	0.16%	0.20%	0.18%	0.07%

See “Provision for Loan Losses” for discussion of the provision for loan losses and higher 2009 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2009	2008	2007	2006	2005

Commercial and industrial	$4,091	$2,717	$1,991	$2,385	$3,762
Construction and development	1,518	1,528	876	340	744
Real estate mortgage	6,513	4,065	3,421	2,851	2,712
Consumer	947	1,865	3,444	2,579	2,074
Unallocated	6,931	5,206	3,718	4,048	2,743

	$20,000	$15,381	$13,450	$12,203	$12,035

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

The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the allocated allowance.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits.  The conditions evaluated in connection with the unallocated allowance primarily include factors such as economic conditions and forecasts and their potential impact on the loan portfolio, but may also include the adequacy of loan policies and internal controls, the experience of the lending staff, bank regulatory examination results, and changes in the composition of the portfolio.

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2009	2008	2007

Provision for loan losses to average loans	0.92%	0.31%	0.30%
Net charge-offs to average loans	0.59%	0.16%	0.20%
Allowance for loan losses to average loans	1.44%	1.19%	1.16%
Allowance for loan losses to year end loans	1.39%	1.14%	1.12%

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

	Years ended December 31
	2009		2008		2007
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$198,888	—	$177,110	—	$170,748	—
Interest bearing demand deposits	224,805	0.21%	208,902	0.44%	208,575	1.43%
Savings deposits	54,039	0.22%	42,973	0.11%	41,388	0.43%
Money market deposits	341,535	0.75%	310,466	1.90%	218,736	3.75%
Time deposits	512,669	2.90%	477,382	3.70%	442,036	4.53%

	$1,331,936		$1,216,833		$1,081,483

Maturities of time deposits of $100,000 or more outstanding at December 31, 2009, are summarized as follows:

(In thousands)	Amount

3 months or less	$40,580
Over 3 through 6 months	31,450
Over 6 through 12 months	62,001
Over 12 months	58,460

$192,491

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$51,321	0.64%	$61,326	0.29%	$81,205	2.79%
Average during year	51,145	0.53%	65,824	1.28%	83,775	3.27%
Maximum month end balance during year	56,125		73,988		95,295

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of current pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during the fourth quarter of 2008 by raising additional capital with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities, which qualify as Tier 1 capital, will mature on December 31, 2038, but are callable by the Company on or after December 31, 2013.

In September 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At December 31, 2009 the Bank had chosen the LIBOR rate related alternative and will reevaluate periodically to ensure the most favorable pricing.  The subordinated debt qualifies as tier 2 capital.  The debt may be prepaid at any time with a prepayment penalty if repaid within the first two years of the term.  The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.

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

The Company’s most liquid assets are comprised of federal funds sold and available for sale marketable investment securities. Federal funds sold totaled $6.7 million at December 31, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $228.2 million at December 31, 2009, and included an unrealized net gain of $3.7 million. The portfolio includes maturities of approximately $74.7 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At December 31, 2009, total investment securities pledged for these purposes comprised 38% of the available for sale investment portfolio, leaving $142.7 million of unpledged securities.

The Company has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2009, such deposits totaled $910 million and represented 64% of the Company’s total deposits. Because these core deposits are less volatile and are often tied to other products of the Company through long lasting relationships, they do not put heavy pressure on liquidity.

The Company began a correspondent banking division in February 2009, to offer loan and deposit services, asset management, international services, trust operations, and other services to community banks across the Kentucky and southern Indiana region.  At December 31, 2009, federal funds purchased from correspondent banks totaled $18.0 million.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the FHLB of Cincinnati. As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to certificates of deposit and uses the standby letters of credit to back certain investment management and trust deposits retained as deposits in the Bank.  At December 31, 2009, the amount of available credit from the FHLB totaled $118 million.  See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has available federal funds purchased lines with correspondent banks totaling $113.5 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon its asset size.   Management believes it has the ability to establish additional lines of credit with outside banks.

The principal source of the Bancorp’s cash revenue is dividends it receives as the sole shareholder of the Bank. As discussed in Note 16 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay up to the Bank’s net income of the prior two years less any dividends paid for the same two years.  Regulatory approval is required for dividends exceeding these amounts. Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Bancorp derives most of its cash flow from the activities of the Bank.  Cash flow is provided primarily through the financing activities of the Bank which include raising deposits and the borrowing of funds from institutional sources such as advances from FHLB and fed funds purchased.  These funds are then primarily used to facilitate the investment activities of the Bank which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  A portion of the net income from the Bank may also be used to pay dividends to shareholders.  For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2009 are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$352,420	$212,330	$44,339	$48,775	$46,976
Standby letters of credit	26,655	26,093	484	78	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Company has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  The Company also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, the Company executed an agreement to acquire marketing rights for a new sports and entertainment venue.  The Company expects to receive revenue from the relationship which will help offset a portion of the expenses over the term of the agreement. See Note 10, Note 11, Note 14 and Note 17 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, subordinated debentures, the defined benefit retirement plan and operating leases.

The required payments under such commitments at December 31, 2009 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$11,690	$1,575	$3,237	$2,317	$4,561
Defined benefit retirement plan	4,388	153	246	207	3,782
Federal Home Loan Bank advances	60,453	20,012	30,022	10,023	396
Subordinated debentures	10,030	—	—	—	10,030
Trust preferred securities	30,900	—	—	—	30,900
Other	4,000	400	800	800	2,000

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2009	2008	2007

Stockholders’ equity	$153,614	$144,500	$133,024
Dividends per share	$0.68	$0.68	$0.63
Tier 1 risk-based capital	11.66%	11.90%	9.82%
Total risk-based capital	13.55%	13.67%	10.82%
Leverage ratio	10.16%	10.62%	9.21%

The increase in stockholders’ equity from 2008 to 2009 was primarily due to the growth in retained earnings from 2009.  The Board of Directors of Bancorp first approved a share buyback plan in 1999 and in February 2006, July 2007 and November 2007, the Directors expanded this plan to provide additional shares for repurchase.  The plan expired in November 2008 with 163,000 shares yet to be purchased under the program.  From October 2007 to March 2008, the Company repurchased a total of 639,000 common shares under its established stock repurchase plan.  Since that time, however, S.Y. Bancorp has made no purchases of its common stock, choosing instead to preserve its capital in the face of uncertain economic times.  S.Y. Bancorp maintained its cash payout to stockholders during 2009, keeping the annual dividend at $0.68 per share, or an annual yield of 3.19% when annualizing the fourth quarter dividend rate and considering the year-end closing stock price.

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

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The decrease in capital ratios from 2008 to 2009 resulted largely from the growth of assets as a faster pace than growth in retained earnings.  The decrease in the Bank’s capital ratios from 2008 to 2009 were also impacted by a $25 million special dividend paid to Bancorp in December 2009.  See Note 11 for more detail regarding subordinated debentures.  Note 21 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $2,199,000 and $2,290,000 at December 31, 2009 and 2008, respectively. The $91,000 decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2009 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2009	2008	2007

Return on average assets	0.95%	1.38%	1.70%
Return on average stockholders’ equity	10.82%	15.93%	17.26%
Dividend pay out ratio, based on basic EPS	56.67%	42.24%	37.06%
Average stockholders’ equity to average assets	8.78%	8.68%	9.86%

Fair Value Measurements

Effective January 1, 2008 the Company adopted FASB Statement No. 157, “Fair Value Measurements”, now codified as FASB ASC 820-10 — Fair Value Measurements and Disclosures.  This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP; it does not create or modify any current US GAAP requirements to apply fair value accounting. FASB ASC 820-10 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  FASB ASC 820-10, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), is discussed in more detail in Note 18 to the consolidated financial statements.

The Company’s investment securities available for sale are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities available for sale is comprised of debt securities of the U.S. Treasury and other U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks. Certain trust preferred securities are priced using quoted prices of identical securities in an active market, and are classified as Level 1 measurements.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These securities are classified as Level 2 measurements.

The Company offers interest rate swaps to customers desiring long-term fixed rate lending whereby the Company receives interest at a fixed rate and pays interest at a variable rate. Simultaneously the Company enters into an interest rate swap agreement with a correspondent bank whereby the Company pays interest at a fixed rate and receives interest at a variable rate. The Company’s interest rate swaps are recognized as other assets and liabilities in the consolidated statements of financial condition at fair value.  The interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, the Company evaluates the credit risk of its counterparties as well as its own credit risk. To date, the Company has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2009.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. For the year ended December 31, 2009, the MSR valuation allowance reversals totaled $176,000. At December 31, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.

The Company’s investment in a domestic private investment fund is comprised of bank and other financial industry stocks, and this investment, included in other assets, is recorded using the equity method of accounting.  We evaluated this investment and at December 31, 2009, it is not impaired.  In 2008, the Company recorded equity method and impairment charges as the asset was reclassified from securities available for sale.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of December 31, 2009, the carrying value of the investment is $520,000.  The Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  At December 31, 2009, the carrying value of impaired loans with a specific allocation was $8,688,000 and the corresponding total allocation was $1,438,000.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2009 and 2008, the carrying value of other real estate owned is $1,556,000 and $1,560,000, respectively.

US GAAP requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment, as the fair value is substantially in excess of the carrying value.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  Fair value is based on a valuation analysis that incorporates present value of financial assets of the commercial and retail banking segment of the Bank.  The model incorporates assumptions that market participants would use in estimating future cash flows and their present value.  These measurements are classified as Level 3.

See Note 18 for details of fair value measurements.

Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, the Company considers various ratios when evaluating capital adequacy, including tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures.  The Company believes these ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.  Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios. The following table reconciles the Company’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	December 31, 2009	December 31, 2008

Total equity (a)	$153,614	144,500
Less goodwill	(682)	(682)

Tangible common equity (c)	152,932	143,818

Total assets (b)	$1,791,479	1,628,763
Less goodwill	(682)	(682)

Total tangible assets (d)	1,790,797	1,628,081

Total shareholders’ equity to total assets (a/b)	8.57%	8.87%
Tangible common equity ratio (c/d)	8.54%	8.83%

Number of outstanding shares (e)	13,607	13,474

Book value per share (a/e)	$11.29	$10.72
Tangible common equity per share (c/e)	11.24	10.67

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”.  On July 1, 2009, the FASB launched its Accounting Standards Codification.  Pursuant to Statement 168, the Codification has become the sole source of authoritative U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Statement 168 became effective for interim and annual periods ending after September 15, 2009.  The adoption of FASB Statement No. 168 (FASB ASC 105-10) did not have an impact on Bancorp’s consolidated financial statements but has changed the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008, now codified as FASB ASC 820-10 — Fair Value Measurements and Disclosures.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data.  In February 2008 the FASB issued a statement delaying the effective date of this Statement for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying this Statement to other real estate owned and goodwill in 2009.  The Statement does not require any new fair value measurements. The adoption did not have a material impact on Bancorp’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, now codified as FASB ASC 855-10, to provide guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. Statement 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  Statement 165 is effective for interim and annual periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. This ASU provides amendments which clarify that entities are required to evaluate subsequent events through the date financial statements are issued, but SEC filers are not required to disclose the date through which subsequent events have been evaluated. The ASU was effective upon issuance of the final update.  The adoption of this guidance had no impact in Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, now codified as FASB ASC 820-10-65.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. 157-4 had no impact on Bancorp’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, now codified as FASB ASC 320-10-65.  This FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP was effective for interim and annual reporting periods ending after June 15, 2009, and resulted in additional quarterly disclosures.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, now codified as FASB ASC 825-10-65.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP, effective for interim and annual reporting periods ending after June 15, 2009, shall be applied prospectively and resulted in additional quarterly disclosures.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Measuring Liabilities at Fair Value.  The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by US GAAP.  No new fair-value measurements are required by the standard.  The adoption of this update is not expected to have an impact on Bancorp’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (820) — Improving Disclosures about Fair Value Measurements.  This standard provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The amendments in ASU 2010-06 are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2010-06 is expected to result in additional quarterly and annual disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from banks	$25,773	$24,859
Federal funds sold	6,651	2,254
Mortgage loans held for sale	13,249	2,950
Securities available for sale (amortized cost of $224,488 in 2009 and $169,505 in 2008)	228,225	173,371
Securities held to maturity (fair value of $37 in 2009 and $44 in 2008)	35	43
Federal Home Loan Bank stock and other securities	5,547	4,324
Loans	1,435,462	1,349,637
Less allowance for loan losses	20,000	15,381
Net loans	1,415,462	1,334,256
Premises and equipment, net	28,016	27,926
Bank owned life insurance	25,130	24,142
Accrued interest receivable	5,745	5,955
Other assets	37,646	28,683

Total assets	$1,791,479	$1,628,763

Liabilities
Deposits
Non-interest bearing	$211,352	$182,778
Interest bearing	1,206,832	1,088,147
Total deposits	1,418,184	1,270,925

Securities sold under agreements to repurchase	51,321	61,326
Federal funds purchased	19,518	5,191
Other short-term borrowings	1,809	1,132
Accrued interest payable	427	690
Other liabilities	45,223	34,039
Federal Home Loan Bank advances	60,453	70,000
Subordinated debentures	40,930	40,960

Total liabilities	$1,637,865	$1,484,263

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,606,532 shares in 2009 and 13,473,740 shares in 2008	6,244	5,802
Additional paid-in capital	9,729	7,485
Retained earnings	135,442	128,923
Accumulated other comprehensive income	2,199	2,290

Total stockholders’ equity	153,614	144,500

Total liabilities and stockholders’ equity	$1,791,479	$1,628,763

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2009	2008	2007

Interest income
Loans	$76,889	$80,171	$84,149
Federal funds sold	79	478	944
Mortgage loans held for sale	389	218	225
Securities
Taxable	5,378	5,247	4,837
Tax-exempt	1,121	1,007	1,075

Total interest income	83,856	87,121	91,230

Interest expense
Deposits	18,001	24,532	31,393
Securities sold under agreements to repurchase	271	841	2,740
Federal funds purchased	63	314	129
Other short-term borrowings	—	436	124
Federal Home Loan Bank advances	3,341	3,928	3,146
Subordinated debentures	3,505	212	7

Total interest expense	25,181	30,263	37,539
Net interest income	58,675	56,858	53,691

Provision for loan losses	12,775	4,050	3,525
Net interest income after provision for loan losses	45,900	52,808	50,166

Non-interest income
Investment management and trust services	11,180	12,203	12,886
Service charges on deposit accounts	8,098	8,350	8,758
Bankcard transaction revenue	2,909	2,645	2,359
Gains on sales of mortgage loans held for sale	2,163	1,253	1,164
Loss on sales of securities available for sale	(339)	(607)	—
Brokerage commissions and fees	1,749	1,797	1,929
Bank owned life insurance income	988	1,020	985
Other	3,525	1,738	2,172

Total non-interest income	30,273	28,399	30,253

Non-interest expenses
Salaries and employee benefits	30,147	28,209	27,169
Net occupancy expense	4,185	4,247	3,722
Data processing expense	4,479	4,108	4,760
Furniture and equipment expense	1,234	1,117	1,148
State bank taxes	1,765	1,334	1,155
FDIC insurance	2,687	621	127
Other	8,435	9,839	8,371

Total non-interest expenses	52,932	49,475	46,452

Income before income taxes	23,241	31,732	33,967
Income tax expense	6,933	10,056	9,915
Net income	$16,308	$21,676	$24,052
Net income per share, basic	$1.20	$1.61	$1.70
Net income per share, diluted	$1.19	$1.59	$1.67

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three years ended December 31, 2009
					Accumulated
	Common stock		Additional		other
(In thousands, except per share	Number of		paid-in	Retained	comprehensive
data)	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2006	14,400	$8,878	$27,703	$101,876	$(1,013)	$137,444

Net income	—	—	—	24,052	—	24,052

Change in other comprehensive income, net of tax	—	—	—	—	1,096	1,096
Stock compensation expense	—	—	467	—	—	467
Shares issued for stock options exercised and employee benefit plans	82	277	969	—	—	1,246
Shares issued for non-vested restricted stock	4	14	96	(110)	—	—
Cash dividends, $0.63 per share	—	—	—	(8,912)	—	(8,912)
Shares repurchased or cancelled	(886)	(2,955)	(19,414)	—	—	(22,369)

Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	21,676	—	21,676
Change in other comprehensive income, net of tax	—	—	—	—	2,207	2,207
Stock compensation expense	—	—	657	—	—	657
Shares issued for stock options exercised and employee benefit plans	86	292	1,163	—	—	1,455
Shares issued for non-vested restricted stock	23	76	463	(539)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,135)	—	(9,135)
Shares repurchased or cancelled	(235)	(780)	(4,619)	15	—	(5,384)

Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500

Net income	—	—	—	16,308	—	16,308
Change in other comprehensive loss, net of tax	—	—	—	—	(91)	(91)
Stock compensation expense	—	—	691	—	—	691
Shares issued for stock options exercised and employee benefit plans	124	414	1,423	—	—	1,837
Shares issued for non-vested restricted stock	26	85	481	(566)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,238)	—	(9,238)
Shares repurchased or cancelled	(17)	(57)	(351)	15	—	(393)

Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2009	2008	2007
Net income	$16,308	$21,676	$24,052
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $(163), $967, and $601, respectively)	(303)	1,796	1,114
Reclassification adjustment for securities losses realized in income (net of tax of $119, $212, and $0, respectively)	220	395	—
Minimum Pension Liability adjustment (net of tax of $(4), $9, and $(9) respectively)	(8)	16	(18)

Other comprehensive income (loss)	(91)	2,207	1,096
Comprehensive income	$16,217	$23,883	$25,148

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2009	2008	2007
Operating activities
Net income	$16,308	$21,676	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,775	4,050	3,525
Depreciation, amortization and accretion, net	2,554	2,532	2,496
Deferred income tax benefit	(1,949)	(1,526)	(1,548)
Loss on sale of securities available for sale	339	607	—
Gains on sales of mortgage loans held for sale	(2,163)	(1,253)	(1,164)
Origination of mortgage loans held for sale	(231,399)	(92,189)	(90,474)
Proceeds from sale of mortgage loans held for sale	223,263	95,263	90,902
Bank owned life insurance income	(988)	(1,020)	(985)
Decrease (increase) in value of private investment fund	(459)	153	287
Gain (loss) on the sale of foreclosed assets	(46)	9	67
Loss on the disposal of equipment	—	—	15
Stock compensation expense	691	657	467
Excess tax benefits from share-based compensation arrangements	(150)	(188)	(53)
Valuation losses on other assets	—	1,154	—
Valuation losses (reversal) of mortgage servicing rights	(176)	176	—
Increase in accrued interest receivable and other assets	(6,374)	(4,520)	(2,837)
Increase (decrease) in accrued interest payable and other liabilities	916	(1,033)	1,447
Net cash provided by operating activities	13,142	24,548	26,197

Investing activities
Purchases of securities available for sale	(268,064)	(293,950)	(98,202)
Proceeds from sale of securities available for sale	7,774	3,344	—
Proceeds from maturities of securities available for sale	203,756	282,025	80,802
Proceeds from maturities of securities held to maturity	8	1,086	2,015
Net increase in loans	(84,624)	(148,370)	(70,123)
Purchases of premises and equipment	(2,607)	(3,260)	(4,887)
Proceeds from sale of foreclosed assets	1,012	3,384	6,090
Net cash used in investing activities	(142,745)	(155,741)	(84,305)

Financing activities
Net increase in deposits	147,259	164,218	3,465
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	4,322	(42,182)	24,386
Net increase (decrease) in other short-term borrowings	677	(9,533)	9,931
Proceeds from Federal Home Loan Bank advances	20,460	—	40,000
Repayments of Federal Home Loan Bank advances	(30,007)	(20,000)	(10,000)
Proceeds from issuance of subordinated debentures	—	40,900	—
Issuance costs of subordinated debentures	—	(1,414)	—
Repayments of subordinated debentures	(30)	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,687	1,267	1,193
Excess tax benefits from share-based compensation arrangements	150	188	53
Common stock repurchases	(393)	(5,384)	(22,369)
Cash dividends paid	(9,211)	(9,053)	(8,870)
Net cash provided by financing activities	134,914	118,977	37,759
Net increase (decrease) in cash and cash equivalents	5,311	(12,216)	(20,349)
Cash and cash equivalents at beginning of year	27,113	39,329	59,678
Cash and cash equivalents at end of period	$32,424	$27,113	$39,329
Supplemental cash flow information:
Income tax payments	$9,155	$9,350	$10,275
Cash paid for interest	25,444	30,665	37,376
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$759	$1,411	$5,991

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust II.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2009 presentation.  The Company has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued.

In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana where the Bank has two full service branches, and Cincinnati, Ohio where the Bank has one full service branch. In 2009, the Company acquired property for one additional location, and agreed to lease another, in the Cincinnati market, with both offices projected to open in 2010.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of other real estate owned, determination of the allowance for loan losses and income tax assets, estimated liabilities and expense.

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

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.  Loans are accounted for as troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a change in terms not allowing for the full collection of principal and interest.  If a restructured loan at a current market rate performs according to its restructured terms for 12 months following its initial classification, it shall be removed from restructured status.

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

The Company’s investment in a domestic private investment fund is comprised of bank and other financial industry stocks and is accounted for in accordance with FASB ASC 323-10 “Investments — Equity Method and Joint Ventures”.  In 2008, this investment was reclassified to other assets and the equity method of accounting was applied.  This investment was previously included in securities available for sale.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.

Goodwill is measured and evaluated at least annually for impairment.  No impairment charges have been deemed necessary or recorded to date, as the fair value is substantially in excess of the carrying value.

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp.  These agreements are used in conjunction with corporate sweep accounts.  Because the Bank may not pay interest on demand deposit accounts to corporate depositors, this sweep arrangement allows excess deposit balances to be automatically transferred into a repurchase agreement account where the funds earn interest.

Repurchased Shares of Common Stock

The repurchase of Bancorp’s common stock is recorded at cost, and repurchased shares are returned to the status of authorized, but unissued.  Amounts recorded in common stock are based on the stated value of the shares, as there is no par value.  Residual amounts are recorded in additional paid in capital.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2009 and 2008 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryback and carryforward period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted.  As of December 31, 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of January 1 and December 31, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its twenty-eight full service banking locations as of December 31, 2009.  These services include lending and deposit services, cash management services, brokerage activities, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

Under US GAAP, the fair value of all new and modified awards granted is recognized as compensation expense, net of estimated forfeitures.

Derivatives

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

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $755,000 and $919,000 at December 31, 2009 and 2008, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

		Unrealized
(In thousands)	Amortized cost	Gains	Losses	Fair value

December 31, 2009
U.S. Treasury and other U.S. government obligations	$3,000	$19	$—	$3,019
Government sponsored enterprise obligations	122,761	2,006	79	124,688
Mortgage-backed securities	65,179	1,519	17	66,681
Obligations of states and political subdivisions	32,298	689	175	32,812
Trust preferred securities of financial institutions	1,250	—	225	1,025

	$224,488	$4,233	$496	$228,225

December 31, 2008
U.S. Treasury and other U.S. government obligations	$6,796	$159	$—	$6,955
Government sponsored enterprise obligations	104,137	3,480	—	107,617
Mortgage-backed securities	28,898	379	14	29,263
Obligations of states and political subdivisions	26,441	712	69	27,084
Trust preferred securities of financial institutions	3,233	—	781	2,452

	$169,505	$4,730	$864	$173,371

In the fourth quarter of 2009, the Company sold trust preferred securities of a large financial company with a par value of $1,983,000, generating a loss of $359,000, as Management was concerned about the long term prospects of performance of the security.  In addition, the Company sold mortgage-backed securities in the normal course of portfolio management, generating gains of $20,000. Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

In 2008, the Company sold preferred securities of other bank holding companies, with a cost of $3,951,000, resulting in a loss of $607,000.  There were no sales of securities in 2007.

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

		Unrealized
(In thousands)	Amortized cost	Gains	Losses	Fair value

December 31, 2009
Mortgage-backed securities	$35	$2	$—	$37

December 31, 2008
Mortgage-backed securities	$43	$1	$—	$44

In addition to the available for sale and held to maturity portfolios, investment securities held by the Company include certain securities which are not readily marketable, and are classified as non-marketable on the Company’s consolidated balance sheets. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which is required for borrowing availability, and is redeemable at par.  The other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.  These securities, which are carried at cost, consisted of the following at December 31, 2009 and 2008:

Federal Home Loan Bank stock and other securities
(in thousands)	2009	2008

Federal Home Loan Bank stock	$4,546	$4,324
Other securities	1,001	—
Total Federal Home Loan Bank stock and other securities	$5,547	$4,324

The Company reviewed the investment in FHLB Stock as of December 31, 2009, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, the Company is of the opinion that its investment in FHLB stock is not impaired.

A summary of securities as of December 31, 2009 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for sale		Securities Held to maturity
(In thousands)	Amortized cost	Approximate fair value	Amortized cost	Fair value

Due within one year	$74,656	$74,767	$—	$—
Due after one year through five years	53,381	54,476	—	—
Due after five year through ten years	34,051	35,446	28	30
Due after ten years	62,400	63,536	7	7

	$224,488	$228,225	$35	$37

Securities with a carrying value of approximately $85,569,000 at December 31, 2009 and $96,179,000 at December 31, 2008 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2009 and 2008, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2009
U.S. Treasury and other U.S. government obligations	$—	$—	$—	$—	$—	$—
Government sponsored enterprise obligations	13,402	79	—	—	13,402	79
Mortgage-backed securities	9,692	17	—	—	9,692	17
Obligations of states and political subdivisions	8,084	175	—	—	8,084	175
Trust preferred securities of financial institutions	—	—	1,025	225	1,025	225

Total temporarily impaired securities	$31,178	$271	$1,025	$225	$32,203	$496

December 31, 2008
U.S. Treasury and other U.S. government obligations	$—	$—	$—	$—	$—	$—
Government sponsored enterprise obligations	—	—	—	—	—	—
Mortgage-backed securities	6,035	14	—	—	6,035	14
Obligations of states and political subdivisions	4,259	69	—	—	4,259	69
Trust preferred securities of financial institutions	2,452	781	—	—	2,452	781

Total temporarily impaired securities	$12,746	$864	$—	$—	$12,746	$864

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.  These investments consist of 14 and 19 separate investment positions as of December 31, 2009 and 2008 that are not considered other-than-temporarily impaired.  Based on these detailed reviews, the Company has not recorded other-than-temporary losses on any securities held at December 31, 2009. Volatility in capital markets subsequent to December 31, 2009 could give rise to other-than-temporary impairment in the future.

As of December 31, 2009, Bancorp had two securities with a total carrying value of $1,025,000 which were impaired for 12 months or longer.  These are trust preferred securities with a total amortized cost of $1,250,000 and an unrealized loss totaling $225,000 caused by interest rate changes and other market conditions. As of December 31, 2009, one of the securities with a credit rating below investment grade, an amortized cost of $1,000,000, a carrying value of $815,200, and an unrealized loss of $184,800 is rated Caa1 by Moody’s Investor Service as of September 2009. Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of December 31, 2009, management is of the opinion that neither of the securities is other than temporarily impaired.  Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(4) Loans

The composition of loans follows:

	December 31,
(In thousands)	2009	2008

Commercial and industrial	$336,889	$348,174
Construction and development	204,653	167,402
Real estate mortgage:
Commercial investment	326,421	248,308
Owner occupied commercial	230,001	249,164
1-4 family residential	147,342	160,322
Home equity — first lien	41,644	22,973
Home equity — junior lien	108,398	122,535
Consumer	40,114	30,759

	$1,435,462	$1,349,637

Loan balances include net deferred loan fees of $178,000 at December 31, 2009 and $114,000 at December 31, 2008.  The Bank’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompass Louisville, Kentucky and surrounding communities including southern Indiana along with Indianapolis, Indiana and Cincinnati, Ohio.

The Company enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, the Company has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Company.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2009 and 2008, the total loans of this nature were $18,536,000 and $10,197,000 respectively.

Information about impaired loans follows:

	December 31,
(In thousands)	2009	2008

Principal balance of impaired loans	$11,208	$4,455
Impaired loans with a valuation allowance	8,688	2,724
Amount of valuation allowance	1,676	1,255
Impaired loans with no valuation allowance	2,520	1,731
Average balance of impaired loans during the year	7,005	4,054

Interest income on impaired or non-accrual loans (cash basis) was $216,000, $174,000 and $55,000 in 2009, 2008, and 2007, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $627,000, $393,000 and $241,000 in 2009, 2008 and 2007, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $893,000 in 2009 and $255,000 in 2008.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

Loans to directors and executive officers	Year ended December 31,
(in thousands)	2009	2008

Balance as of January 1	$4,944	$5,810
New loans and advances on lines of credit	2,154	18,756
Repayments on loans and lines of credit	5,315	19,622
Balance as of December 31	$1,783	$4,944

Deposit balances of directors and executive officers as of December 31	$1,552	$1,596

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 follows:

	Year ended December 31,
(In thousands)	2009	2008	2007

Balance at January 1	$15,381	$13,450	$12,203
Provision for loan losses	12,775	4,050	3,525

Loans charged off	(9,117)	(2,963)	(3,111)
Recoveries	961	844	833
Net loan charge-offs	(8,156)	(2,119)	(2,278)

Balance at December 31	$20,000	$15,381	$13,450

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2009	2008

Land	$4,628	$4,628
Buildings and improvements	26,844	26,395
Furniture and equipment	19,110	18,024
Construction in progress	1,705	633

	52,287	49,680

Accumulated depreciation and amortization	(24,271)	(21,754)

	$28,016	$27,926

Depreciation expense related to premises and equipment was $2,517,000 in 2009, $2,530,000 in 2008 and $2,500,000 in 2007.

(6) Other Assets

A summary of the major components of other assets follows:

	Years ended December 31
(in thousands)	2009	2008

Cash surrender value of life insurance other than BOLI	$7,532	$6,721
Other real estate owned and other foreclosed property	1,616	1,560
Net deferred tax asset	7,715	5,717
Goodwill	682	682
Domestic private investment fund	2,235	1,776
Investment in bank in expansion market	520	520
Common securities of S.Y. Bancorp Capital Trust II	900	900
Mortgage servicing rights	1,616	426
Other short term receivables	1,208	2,927
FDIC prepaid assessment	6,458	—
Other	7,164	7,454

	$37,646	$28,683

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  MSRs were written down to fair value at December 31, 2008, resulting in a valuation allowance of $176,000.  A corresponding charge was included in earnings for the year 2008.  Due to increases in the value of MSRs, the valuation allowance reversed in 2009, resulting in corresponding decreases in expenses.  The estimated fair values of MSRs at December 31 2009 and 2008 were $2,475,000 and 426,000, respectively.  The total outstanding principal balances of loans serviced for others were 194,414,000 and 55,962,000 at December 31, 2009 and 2008 respectively.  Changes in the net carrying amount of MSRs for the years ended December 31, 2008 and 2009 are shown in the following table.

(in thousands)

Balance at December 31, 2007	$138
Originations	515
Amortization	(51)
Impairment charge	(176)
Balance at December 31, 2008	426
Originations	1,135
Amortization	(121)
Impairment reversal	176

Balance at December 31, 2009	$1,616

In 2009, the FDIC required insured institutions to prepay three years of estimated insurance assessments, to strengthen the cash position of the Deposit Insurance Fund without immediately impacting earnings of the banking industry.  The Company’s prepaid assessment, paid on December 30, 2009, totaled $6,458,000 and will be amortized through 2012.

(7) Income Taxes

Income taxes consist of the following:

	Year ended December 31,
(In thousands)	2009	2008	2007

Expense (benefit) applicable to operations:
Current	$8,882	$11,582	$11,463
Deferred	(1,949)	(1,526)	(1,548)

Total applicable to operations	6,933	10,056	9,915

Charged (credited) to stockholders’ equity:
Unrealized gain on securities available for sale	(163)	967	601
Reclassification adjustment for securities losses realized in income	119	212	—
Stock options exercised	(244)	(188)	(53)
Minimum pension liability adjustment	(4)	9	(9)

	$6,641	$11,056	$10,454

An analysis of the difference between the statutory and effective tax rates follows:

	Year Ended December 31,
	2009	2008	2007

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(3.5)%	(2.3)%	(2.3)%
Tax credits	(1.4)%	(1.0)%	(2.9)%
Cash surrender value of life insurance	(2.1)%	(1.3)%	(1.6)%
Other, net	1.8%	1.3%	1.0%

	29.8%	31.7%	29.2%

The effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(In thousands)	2009	2008

Deferred tax assets
Allowance for loan losses	$7,219	$5,542
Deferred compensation	2,565	2,186
Other	877	830

Total deferred tax assets	10,661	8,558

Deferred tax liabilities
Securities	2,241	2,338
Property and equipment	432	359
Other	273	144

Total deferred tax liabilities	2,946	2,841

Net deferred tax asset	$7,715	$5,717

No valuation allowance for deferred tax assets was recorded as of December 31, 2009 and 2008 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryback and carryforward period.  Management believes that it is more likely than not that all of the deferred tax assets will be realized.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2009 and 2008, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2009 and 2008, the amount accrued for the potential payment of interest and penalties was $20,000.  Federal and state income tax returns are subject to examination from the 2004 tax return year and forward.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2009	2008

Balance as of January 1	$230	$230
Gross increases — current year tax positions	20	—
Lapse of statute of limitations	(20)	—
Balance as of December 31	$230	$230

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2009	2008

Interest bearing demand	$240,588	$220,245
Savings	60,496	45,934
Money market	397,322	326,866
Time deposits greater than $100	192,491	191,876
Other time deposits	315,935	303,226

	$1,206,832	$1,088,147

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $5,544,000, $7,053,000, and $6,904,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(In thousands)

2010	$342,823
2011	95,531
2012	38,546
2013	13,406
2014	17,847
Thereafter	273

$508,426

(9) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers for cash management services.  Securities sold under agreements to repurchase generally mature within one business day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008

Average balance during the year	$51,145	$65,824
Average interest rate during the year	0.53%	1.28%
Maximum month-end balance during the year	$56,125	$73,988

(10) Advances from the Federal Home Loan Bank

The Bank had outstanding borrowings of $60.5 million, at December 31, 2009, via five separate advances as detailed in the table below (in thousands).

Amount	Type	Amortization	Maturity	Call feature	Next call date
$20,000	Fixed rate	None	December 2010	Quarterly	March 2010
20,000	Fixed rate	None	May 2012	Quarterly	February 2010
10,000	Fixed rate	None	April 2012	Non callable
10,000	Fixed rate	None	April 2014	Non callable
453	Fixed rate	15 Year	April 2024	Non callable
$60,453

For the first four advances, interest payments are due monthly, with principal due at maturity.  For the fifth advance, principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these five advances was 3.52% at December 31, 2009.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an alternative to higher cost certificates of deposit to fund loan growth.

The following is a summary of the contractual maturities and average rates:

	December 31, 2009		December 31, 2008
(In thousands)	Advance	Rate	Advance	Rate

2009	$—	—	$30,000	5.02%
2010	20,000	3.69%	20,000	3.69%
2011	—	—	—	—
2012	30,000	3.72%	20,000	4.58%
2014	10,000	2.67%	—	—
2024	453	2.40%	—	—
	$60,453	3.52%	$70,000	4.51%

The Bank also has a standby letter of credit from the FHLB with $20 million outstanding at December 31, 2009.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the per account protection provided by the FDIC (currently $250,000 per account).  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law. At December 31, 2009, the amount of available credit from the FHLB totaled $118 million.

(11) Subordinated Debentures

In December 2008, the Company formed S.Y. Bancorp Capital Trust II, a Delaware statutory trust and 100%-owned finance subsidiary.  In December 2008, S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of the Company. The principal asset of S.Y. Bancorp Capital Trust II is a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debentures is fixed at 10.00%.  The Company may redeem all or part of the trust preferred securities at any time on or after December 31, 2013 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the subordinated debenture is paid at maturity in 2038 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.  Unamortized issuance costs of $1,509,000 are being recognized as non-interest expense over the life of the securities.

In September 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At December 31, 2009 the Bank had chosen the LIBOR rate related alternative and will reevaluate periodically to ensure the most favorable pricing.  The debentures mature in 2018, with a call option to the Bank on or after December 31, 2010.   The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  The primary source of funds for payments of the debentures is the current cash on hand of the Bancorp, as well as future dividends received from the Bank, which is limited by regulatory dividend restrictions.  See Note 16 for details on dividend restrictions.

In addition, the Bank had subordinated debentures outstanding amounting to $30,000 at December 31, 2009 and $60,000 at December 31, 2008.  The interest is at a variable rate and was 2.25% at December 31, 2009 and 6.25% at December 31, 2008.  The debentures mature in 2049, but the owner may redeem the debentures at any time.

(12) Preferred Stock

At Bancorp’s 2003 Annual Meeting of Shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the board of directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2009.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2009	2008	2007

Net income, basic and diluted	$16,308	$21,676	$24,052

Average shares outstanding for basic EPS calculation	13,561	13,440	14,168
Effect of dilutive securities	128	190	221

Average shares outstanding including dilutive securities	13,689	13,630	14,389

Net income per share, basic	$1.20	$1.61	$1.70

Net income per share, diluted	$1.19	$1.59	$1.67

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Employer contributions of the plan for 2009, 2008, and 2007 were $1,413,000, $992,000, and $1,224,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2009 and 2008, the KSOP held 410,801 and 365,012, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed approximately $72,000, $61,000, and $60,000 to the senior officers’ plan in 2009, 2008 and 2007 respectively.  At December 31, 2009 and 2008, the amounts included in other liabilities in the consolidated financial statements for this plan were $1,955,000 and $1,431,000.  The Bank also sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2009 and 2008, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1,894,000 and $1,928,000, respectively.  Discount rates of 5.60% and 5.75% were used in 2009 and 2008 respectively, in determining the actuarial present value of the projected benefit obligation.  The Bank funds retirement benefits for both non-qualified plans as they are disbursed and maintains life insurance policies on certain current and former executives, the proceeds from which will offset the cost of benefits.  The liability for the Bank’s plan met the benefit obligation as of December 31, 2009 and 2008.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	102	106	110
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	23	23	24

Net periodic benefit cost	$125	$129	$134

The following table sets forth the plan’s benefit obligations and funded status at December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Pension benefits
Benefit obligation at December 31	$1,894	$1,928
Fair value of plan assets at December 31	—	—

Funded status	(1,894)	(1,928)

Liability accrued in the consolidated financial statements	$1,894	$1,928

The following table sets forth additional information concerning the plan as of December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Pension benefits
Benefit cost	$125	$129
Employer contribution	—	—
Employee contribution	—	—
Benefits paid	174	174

The benefits expected to be paid in each year from 2010 to 2014 are $153,000, $123,000, $123,000, $123,000 and $84,000, respectively.  The aggregate benefits expected to be paid beyond 2014 are $3,782,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2009.

There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

The fair value of all new and modified awards granted is recognized as compensation expense, net of estimated forfeitures.

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of December 31, 2009, there were 182,683 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year. Prior to 2009, those granted to certain executive officers vested six months after grant date.  Restricted shares generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.  All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $691,000, $657,000 and $467,000 and a related deferred tax benefit of $242,000, $230,000 and $163,000 resulting in a reduction of net income of $449,000, $427,000 and $304,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 Bancorp has $1,791,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next over the next five years as awards vest.  Bancorp received cash of $1,045,000, $1,218,000 and $1,193,000 from the exercise of options during 2009, 2008 and 2007, respectively.

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

	2009	2008	2007

Assumptions used in option valuation
Dividend yield	2.11%	1.95%	1.81%
Expected volatility	23.59%	14.99%	14.49%
Risk free interest rate	3.11%	3.84%	4.69%
Forfeitures	5.96%	5.65%	5.55%
Expected life of options (in years)	7.69	7.46	7.70

The expected life of options and SARs is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2009, 2008 and 2007.

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

A summary of stock option and SARs activity and related information for the year ended December 31, 2009 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options		exercise	intrinsic	fair	contractual
	and SARs	Exercise price	price	value	value	life
At December 31, 2008
Vested and exercisable	783	$9.82-26.83	$19.03	$6,637	$4.14	4.67
Unvested	244	20.25-26.83	24.74	672	5.47	8.10
Total outstanding	1,027	9.82-26.83	20.39	7,309	4.46	5.48

Granted	102	22.14-24.30	22.15	—	5.36
Exercised	(114)	9.82-18.62	12.60	1,236	2.43
Forfeited	(9)	22.14-26.83	24.45	—	5.43

At December 31, 2009
Vested and exercisable	730	9.82-26.83	20.50	1,664	4.52	4.42
Unvested	276	20.90-26.83	23.81	—	5.41	7.93
Total outstanding	1,006	9.82-26.83	21.41	$1,664	4.76	5.38

Vested during year	63	—	—	$27	—

The aggregate intrinsic value of stock options and SARs exercised in 2009, 2008 and 2007 was $1,236,000, $932,000 and $928,000, respectively.  The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average fair values of options and SARs granted in 2009, 2008 and 2007 were $5.36, $4.57 and $6.14, respectively.

In addition to the SARs reflected above, in the first quarter of 2009, Bancorp granted 25,542 shares of restricted common stock at the weighted average current market price of $22.15.  These grants generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.

Options and SARs outstanding at December 31, 2009 were as follows:

(In thousands, except per share data)

Option and SAR price per share	Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

$9.82-10.00	2010	74	74	$9.83
16.00	2011	86	86	16.00
18.62	2012	78	78	18.62
18.05-20.17	2013	105	105	20.13
20.25-22.81	2014	143	143	22.67
20.70-20.90	2015	2	1	20.83
24.07	2016	171	125	24.07
24.02-26.83	2017	139	78	26.81
23.37	2018	107	40	23.37
22.14-24.30	2019	101	—	22.15

		1,006	730	$21.41

(16) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2009, the Bank does not have any income available to pay dividends to Bancorp without prior regulatory approval.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

(17) Commitments and Contingent Liabilities

As of December 31, 2009, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $379,075,000, including standby letters of credit of $26,655,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2009, no amounts have been recorded in the consolidated financial statements relating to these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, real estate and securities.

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

Year	Total amount
2010	$1,575,000
2011	1,593,000
2012	1,644,000
2013	1,508,000
2014	809,000
Thereafter	4,561,000

Rent expense, net of sublease income, was $1,556,000 in 2009, $1,599,000 in 2008, and $1,422,000 in 2007.

The Company has commercial customers who entered into interest rate swap agreements with another financial institution to manage their own interest rate risk.  The Company assisted two customers by guaranteeing performance of the swaps with the other financial institutions.  Accordingly, the Company entered into risk participation agreements as a guarantor. The agreement stipulates that, in the event of default by the Bank’s customer on the interest rate swap, the Company will reimburse a portion of the loss, if any, borne by the other financial institution. These interest rate swaps are normally collateralized — generally with real property, inventories and equipment — by the customer, which limits the Company’s credit risk associated with the agreements. The terms of the agreements range from 16 to 38 months. The maximum potential future payment guaranteed by the Company cannot be readily estimated, because it is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2009, the Company would have been required to make payments of approximately $386,000.  Management believes the unamortized fee income of $18,000 recorded in other liabilities materially approximates the fair value of these guarantees.

The Company has commercial customers who require international letters of credit for their business needs.  The Company assisted several customers by guaranteeing performance of the letters of credit with a correspondent financial institution.  Accordingly, the Company has entered into an agreement whereby the Company is ultimately liable for the repayment in the event of non-performance by our customer.  The terms of the agreements range from 4 to 16 months.  If an event of default on all contracts had occurred at December 31, 2009, the Company would have been required to make payments of approximately $2,596,000.  These letters of credit are normally collateralized — generally with real property, inventories and equipment — by the customer, which limits the Company’s credit risk associated with the agreements. Management believes fees received of $15,000 approximates the fair value of these guarantees.

Also, as of December 31, 2009, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value Measurements

Effective January 1, 2008 the Company adopted the provisions of the authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP; it does not create or modify any current US GAAP requirements to apply fair value accounting. The guidance prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. FASB ASC 820-10 also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3

Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,019	$—	$3,019	$—
Government sponsored enterprise obligations	124,688	—	124,688	—
Total government securities	127,707	—	127,707	—

Mortgage-backed securities - GNMA	51,311	—	51,311	—
Mortgage-backed securities - government agencies	15,370	—	15,370	—
Total mortgage-backed securities	66,681	—	66,681	—

Obligations of states and political subdivisions	32,812	—	32,812	—
Trust preferred securities of financial institutions	1,025	1,025	—	—

Total investment securities available for sale	228,225	1,025	227,200	—

Interest rate swap	94		94	—

Total Assets	$228,319	$1,025	$227,294	$—

Liabilities

Interest rate swap	$94	$—	$94	$—

	Fair value at December 31, 2008
(In thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$6,955	$—	$6,955	$—
Government sponsored enterprise obligations	107,617	—	107,617	—
Total government securities	114,572	—	114,572	—

Mortgage-backed securities - GNMA	22,566	—	22,566	—
Mortgage-backed securities - government agencies	6,697	—	6,697	—
Total mortgage-backed securities	29,263	—	29,263	—

Obligations of states and political subdivisions	27,084	—	27,084	—
Trust preferred securities of financial institutions	2,452	1,072	1,380	—

Total investment securities available for sale	$173,371	$1,072	$172,299	$—

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  For the year ended December 31, 2009, the MSR valuation allowance reversals totaled $176,000.  A corresponding increase of $176,000 was included in earnings for 2009.  At December 31, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2009.

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for 2009 or 2008.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2009 and 2008, the carrying value of other real estate owned is $1,556,000 and $1,560,000, respectively.  At December 31, 2009, the carrying value of other real estate owned is not included in the table below, as the fair value of the properties exceeded their carrying value.

The Company’s investment in a domestic private investment fund is comprised of bank and other financial industry stocks, and this investment, included in other assets, is recorded using the equity method of accounting.  An impairment evaluation was performed and determined this investment was not impaired on December 31, 2009.  In 2008, the Company recorded equity method and impairment charges as the asset was reclassified from securities available for sale.  Individual securities contained in the fund are priced using quoted prices of identical securities, quoted prices of similar securities and market-based models. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

The Company’s investment in a bank in one of the Company’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of December 31, 2009 and 2008, the carrying value of the investment is $520,000.  Company evaluated this investment for impairment based on a quoted price for this security in a market that is generally not active.  Therefore, the measurement was classified as Level 2.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$7,012	$—	$—	$7,012	$(1,438)

Total	$7,012	$—	$—	$7,012	$(1,438)

	Fair value at December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Mortgage servicing rights	$426	$—	$—	$426	$(176)
Investment in domestic private equity fund	1,776	—	1,776	—	(152)
Investment in bank in expansion market	520	—	520	—	(866)
Impaired loans	2,358	—	—	2,358	(1,365)

Total	$5,080	$—	$2,296	$2,784	$(2,559)

The following represent impairment charges recognized during the period.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  At December 31, 2009, the carrying value of impaired loans with a specific allocation was $8,688,000 and the corresponding total allocation was $1,429,000.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.

(19) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31 are as follows:

	December 31, 2009		December 31, 2008
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Cash and short-term investments	$32,424	$32,424	$27,113	$27,113
Mortgage loans held for sale	13,249	13,268	2,950	3,097
Securities	228,260	228,262	173,414	173,415
Federal Home Loan Bank stock and other securities	5,547	5,547	4,324	4,324
Loans, net	1,415,462	1,440,374	1,334,256	1,363,152
Accrued interest receivable	5,745	5,745	5,955	5,955
Interest rate swap	94	94	—	—

Financial liabilities
Deposits	$1,418,184	$1,429,863	$1,270,925	$1,283,281
Short-term borrowings	72,648	72,765	67,649	67,652
Long-term borrowings	101,383	109,959	110,960	124,490
Accrued interest payable	427	427	690	690
Interest rate swap	94	94	—	—

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(400)	—	(328)

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

Loans, net

The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (e.g. entrance price).

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

(20) Derivative Financial Instruments

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

At December 31, 2009, the Company’s interest rate swaps are recognized as other assets and liabilities in the consolidated statements of financial condition at fair value. The Company’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

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

At December 31, 2009, two of the outstanding swap agreements have a forward-effective date in the fourth quarter of 2010. The remaining swap agreements have a first cash flow payment due in the first quarter of 2010.  There are no exchanges of cash flows related to interest rate swap agreements as of December 31, 2009.

At December 31, 2009, the Company has contracts to make payments at a variable rate determined by a specified index (1 month LIBOR) in exchange for receiving payments at a fixed rate is as follows:

Notional amount	$5,500,000
Weighted average maturity	9.1
Fair value	$(93,651)

Correspondingly, at December 31, 2009, the Company has contracts to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by a specified index (1 month LIBOR)  is as follows:

Notional amount	$5,500,000
Weighted average maturity	9.1
Fair value	$93,651

To reduce credit risk related to the use of derivative instruments, the Company may obtain collateral. The amount and nature of the collateral obtained is based on the Company’s credit evaluation of the customer.  In addition, per the terms of the agreement with the correspondent bank, the Company may be required to post collateral for swaps with negative fair values.

(21) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2009.

As of December 2009 and 2008, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2009 and 2008 follows:

December 31, 2009	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$210,064	13.55%	$124,023	8.00%	$ NA	NA
Bank	157,535	10.23%	123,195	8.00%	153,993	10.00%

Tier I risk-based capital (1)
Consolidated	180,734	11.66%	62,001	4.00%	NA	NA
Bank	128,245	8.33%	61,582	4.00%	92,373	6.00%

Leverage (2)
Consolidated	$180,734	10.16%	$53,366	3.00%	NA	NA
Bank	128,245	7.24%	53,140	3.00%	$88,567	5.00%

December 31, 2008	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$196,968	13.67%	$115,270	8.00%	$ NA	NA
Bank	162,161	11.30%	114,804	8.00%	143,505	10.00%

Tier I risk-based capital (1)
Consolidated	171,527	11.90%	57,656	4.00%	NA	NA
Bank	136,720	9.53%	57,385	4.00%	86,078	6.00%

Leverage (2)
Consolidated	$171,527	10.62%	$48,454	3.00%	NA	NA
Bank	136,720	8.49%	48,311	3.00%	$80,518	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in the regulatory framework.

(22) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2009	2008

Assets
Cash on deposit with subsidiary bank	$45,875	$27,627
Investment in and receivable from subsidiaries	134,224	141,699
Securities available for sale (amortized cost of $1,250 in 2009 and 2008)	1,025	1,072
Other assets	5,418	7,246

Total assets	$186,542	$177,644

Liabilities and stockholders’ equity
Short-term borrowings	$—	$—
Other liabilities	2,028	2,244
Subordinated debentures	30,900	30,900
Total stockholders’ equity	153,614	144,500

Total liabilities and stockholders’ equity	$186,542	$177,644

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2009	2008	2007

Income - dividends and interest from subsidiaries	$29,683	$19,065	$14,942
Income - interest income from securities	102	107	34
Income - other	459	10	1,007
Expenses	4,134	2,096	934
Income before income taxes and equity in undistributed net income of subsidiary	26,110	17,086	15,049
Income tax (benefit) expense	(963)	(407)	(267)
Income before equity in undistributed net income of subsidiary	27,073	17,493	15,316
Equity in undistributed net income of subsidiary	(10,765)	4,183	8,736
Net income	$16,308	$21,676	$24,052

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2009	2008	2007

Operating activities
Net income	$16,308	$21,676	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	10,765	(4,183)	(8,736)
(Increase) decrease in receivable from subsidiaries	(3,290)	(3,495)	2,082
Stock compensation expense	691	657	467
Excess tax benefits from share- based compensation arrangements	(150)	(188)	(53)
Decrease (increase) in other assets	1,945	3,015	(2,080)
Increase (decrease) in other liabilities	(255)	783	(734)

Net cash provided by operating activities	26,014	18,265	14,998

Investing activities
Purchases of securities available for sale	(44,999)	—	—
Proceeds from maturities of securities available for sale	45,000	—	—

Net cash provided by investing activities	1	—	—

Financing activities
Net increase (decrease) in short-term borrowings	—	(8,900)	8,900
Proceeds from issuance of trust preferred securities	—	30,900	—
Proceeds from stock options	1,687	1,267	1,193
Excess tax benefit from share-based compensation arrangements	150	188	53
Common stock repurchases	(393)	(5,384)	(22,369)
Cash dividends paid	(9,211)	(9,053)	(8,870)

Net cash provided by (used in) financing activities	(7,767)	9,018	(21,093)

Net increase (decrease) in cash	18,248	27,283	(6,095)
Cash at beginning of year	27,627	344	6,439

Cash at end of year	$45,875	$27,627	$344

(23) Segments

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

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to the 1996 purchase of a bank in southern Indiana.  This purchase facilitated Bancorp’s expansion in southern Indiana.  Goodwill has been assigned to the commercial banking segment.

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2009	2008	2007

Net interest income
Commercial banking	$58,420	$56,533	$53,485
Investment management and trust	255	325	206
Total net interest income	$58,675	$56,858	$53,691

Provision for loan losses
Commercial banking	$12,775	$4,050	$3,525
Investment management and trust	—	—	—
Total provision for loan losses	$12,775	$4,050	$3,525

Non-interest income
Commercial banking	$19,093	$16,196	$17,367
Investment management and trust	11,180	12,203	12,886
Total non-interest income	$30,273	$28,399	$30,253

Non-interest expenses
Commercial banking	$46,542	$43,551	$40,084
Investment management and trust	6,390	5,924	6,368
Total non-interest expenses	$52,932	$49,475	$46,452

Income taxes
Commercial banking	$5,167	$7,750	$7,562
Investment management and trust	1,766	2,306	2,353
Total income taxes	$6,933	$10,056	$9,915

Net income
Commercial banking	$13,029	$17,378	$19,681
Investment management and trust	3,279	4,298	4,371
Total net income	$16,308	$21,676	$24,052

(24) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2009 and 2008:

	2009				2008
(In thousands, except per share data	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$21,317	$21,225	$20,797	$20,517	$21,478	$22,288	$21,477	$21,878
Interest expense	5,784	6,508	6,480	6,409	6,761	7,823	7,062	8,617

Net interest income	15,533	14,717	14,317	14,108	14,717	14,465	14,415	13,261

Provision for loan losses	5,475	3,475	2,200	1,625	950	900	975	1,225
Net interest income after provision	10,058	11,242	12,117	12,483	13,767	13,565	13,440	12,036
Non-interest income	7,447	8,201	8,064	6,561	6,629	6,636	7,657	7,477
Non-interest expenses	13,605	13,028	14,030	12,269	13,091	11,982	12,332	12,070

Income before income taxes	3,900	6,415	6,151	6,775	7,305	8,219	8,765	7,443
Income tax expense	1,016	2,016	1,863	2,038	2,239	2,776	2,636	2,405

Net income	$2,884	$4,399	$4,288	$4,737	$5,066	$5,443	$6,129	$5,038

Basic earnings per share	$0.21	$0.32	$0.32	$0.35	$0.38	$0.41	$0.46	$0.37
Diluted earnings per share	0.21	0.32	0.31	0.35	0.37	0.40	0.45	0.37

Note:  The sum of basic and diluted earnings per share of each of the quarters in 2009 and 2008 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

(25) Subsequent Event

In late February 2010, new information came to light regarding what had been a performing commercial and industrial loan relationship.  Loans to this single borrower totaled approximately $4,125,000 and were secured by business assets and life insurance. Subsequent to year end, management discovered that the guarantor had multiple borrowing relationships with other lenders, has been named as a defendant in two lawsuits, one of which alleged fraud, and has personally filed for bankruptcy protection. While the borrower has yet to file for bankruptcy protection, information gathered from the personal bankruptcy and disclosed by the guarantor’s counsel leads management to believe that the financial records of the borrower have been falsified, the collateral pledged to secure the loans has little or no value, and the borrower and guarantor have no ability to perform.  While Bancorp discovered the suspected frauds in first quarter 2010, they appear to be of longstanding nature. Accordingly, management charged off the loans in their entirety and recorded an additional provision for loan losses of $4,125,000 as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Louisville, Kentucky

March 12, 2010

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2009, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2009 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued an attestation report on Bancorp’s internal control over financial reporting as of December 31, 2009.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2009.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S.Y. Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on S.Y. Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 12, 2010

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Information regarding principal occupation of directors of Bancorp follows:

David H. Brooks — Retired. Former Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

James E. Carrico — Retired.  Former Managing Director, Wells Fargo Insurance Services;

Charles R. Edinger, III — President, J. Edinger & Son. Inc.;

David P. Heintzman — Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde — Vice President of Finance and Chief Financial Officer, Baptist Healthcare System, Inc.;

James A. Hillebrand —President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter — Executive Vice President and Chief Financial Officer, Kindred Healthcare, Inc.;

Bruce P. Madison — Chief Executive Officer, Plumbers Supply Company, Inc.;

Nicholas X. Simon — President and Chief Executive Officer, Publishers Printing Company, LLC;

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

Item 11.   Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION — REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Information regarding the Compensation Committee is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.  The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets — December 31, 2009 and 2008
Consolidated Statements of Income - years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income - years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - years ended December 31, 2009, 2008 and 2007
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
10.6*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and David P. Heintzman, Exhibit 10.1 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.7*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and Kathleen C. Thompson, Exhibit 10.2 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.8*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and James A. Hillebrand, Exhibit 10.3 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.9*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and Nancy Davis, Exhibit 10.4 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.10*	Form of Change in Control Severance Agreement (Poindexter, Hoeck and Dishman), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.11*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.12*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.13*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.14*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.15*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.16*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.17*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.18*	Form of Stock Appreciation Right Grant Agreement (six month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.

10.19*	Form of Stock Appreciation Right Grant Agreement (five year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

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

March 12, 2010	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 12, 2010
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 12, 2010
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 12, 2010
Nancy B. Davis	Officer (principal financial and accounting officer)

/s/ David H. Brooks	Director	March 12, 2010
David H. Brooks

/s/ James E. Carrico	Director	March 12, 2010
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 12, 2010
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 12, 2010
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 12, 2010
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 12, 2010
Bruce P. Madison

/s/ Nicholas X. Simon	Director	March 12, 2010
Nicholas X. Simon

/s/ Norman Tasman	Director	March 12, 2010
Norman Tasman

/s/ Robert L. Taylor	Director	March 12, 2010
Robert L. Taylor

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 12, 2010
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
10.6*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and David P. Heintzman, Exhibit 10.1 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.7*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and Kathleen C. Thompson, Exhibit 10.2 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.8*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and James A. Hillebrand, Exhibit 10.3 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.9*

Change in Control Severance Agreement dated as of January 27, 2010 between Stock Yards Bank & Trust Company and Nancy Davis, Exhibit 10.4 to Form 8-K filed January 27, 2010, is incorporated by reference herein.

10.10*	Form of Change in Control Severance Agreement (Poindexter, Hoeck and Dishman), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.11*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.12*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.13*	Form of Employer Contribution Agreement, Philip S. Smith, Participant, as filed as Exhibit 10.5 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.14*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.15*	Form of Restricted Stock Agreement, as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.16*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.17*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.

10.18*	Form of Stock Appreciation Right Grant Agreement (six month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.19*	Form of Stock Appreciation Right Grant Agreement (five year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation.