Form 10-Q
period 2010-03-31
S Y BANCORP INC
filed 2010-05-06
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 30, 2010, was 13,689,682.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets March 31, 2010 and December 31, 2009

–	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009

–	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010

–	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$22,875	$25,773
Federal funds sold	49,182	6,651
Mortgage loans held for sale	3,543	13,249
Securities available for sale (amortized cost of $197,856 in 2010 and $224,488 in 2009)	202,482	228,225
Securities held to maturity (fair value of $33 in 2010 and $37 in 2009)	31	35
Federal Home Loan Bank stock and other securities	5,772	5,547
Loans	1,441,196	1,435,462
Less allowance for loan losses	21,811	20,000
Net loans	1,419,385	1,415,462
Premises and equipment, net	27,784	28,016
Bank owned life insurance	25,372	25,130
Accrued interest receivable	6,193	5,745
Other assets	39,358	37,646
Total assets	$1,801,977	$1,791,479
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$232,201	$211,352
Interest bearing	1,202,813	1,206,832
Total deposits	1,435,014	1,418,184
Securities sold under agreements to repurchase	53,662	51,321
Federal funds purchased	18,930	19,518
Other short-term borrowings	1,628	1,809
Accrued interest payable	497	427
Other liabilities	33,560	45,223
Federal Home Loan Bank advances	60,450	60,453
Subordinated debentures	40,900	40,930
Total liabilities	1,644,641	1,637,865
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,683,456 and 13,606,532 shares in 2010 and 2009, respectively	6,500	6,244
Additional paid-in capital	11,101	9,729
Retained earnings	136,959	135,442
Accumulated other comprehensive income	2,776	2,199
Total stockholders’ equity	157,336	153,614
Total liabilities and stockholders’ equity	$1,801,977	$1,791,479

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three months ended March 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Interest income:
Loans	$19,214	$18,743
Federal funds sold	25	3
Mortgage loans held for sale	66	76
Securities – taxable	1,404	1,421
Securities – tax-exempt	248	274
Total interest income	20,957	20,517
Interest expense:
Deposits	3,682	4,673
Fed funds purchased	9	22
Securities sold under agreements to repurchase	87	59
Federal Home Loan Bank advances	525	780
Subordinated debentures	860	875
Total interest expense	5,163	6,409
Net interest income	15,794	14,108
Provision for loan losses	2,695	1,625
Net interest income after provision for loan losses	13,099	12,483
Non-interest income:
Investment management and trust services	3,261	2,671
Service charges on deposit accounts	1,884	1,811
Bankcard transaction revenue	751	659
Gains on sales of mortgage loans held for sale	385	499
Brokerage commissions and fees	456	385
Bank owned life insurance income	243	243
Other	1,053	293
Total non-interest income	8,033	6,561
Non-interest expenses:
Salaries and employee benefits	8,089	7,400
Net occupancy expense	1,276	1,008
Data processing expense	1,137	1,031
Furniture and equipment expense	314	292
State bank taxes	343	388
FDIC insurance expense	471	422
Other	2,185	1,728
Total non-interest expenses	13,815	12,269
Income before income taxes	7,317	6,775
Income tax expense	2,336	2,038
Net income	$4,981	$4,737
Net income per share:
Basic	$0.37	$0.35
Diluted	0.36	0.35
Average common shares:
Basic	13,645	13,500
Diluted	13,718	13,637

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(In thousands)

	2010	2009
Operating activities:
Net income	$4,981	$4,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,695	1,625
Depreciation, amortization and accretion, net	800	383
Deferred income tax benefit	(716)	(376)
Gain on sales of mortgage loans held for sale	(385)	(499)
Origination of mortgage loans held for sale	(27,431)	(54,871)
Proceeds from sale of mortgage loans held for sale	37,522	53,044
Bank owned life insurance income	(243)	(243)
Decrease (increase) in value of private investment fund	(420)	318
Loss on the sale of premises and equipment	2	—
Gain on the sale of other real estate	(1)	—
Stock compensation expense	208	148
Excess tax benefits from share-based compensation arrangements	(24)	(32)
Reversal of valuation of mortgage servicing rights	—	(156)
Decrease (increase) in accrued interest receivable and other assets	(354)	717
Increase in accrued interest payable and other liabilities	12,428	1,542
Net cash provided by operating activities	29,062	6,337
Investing activities:
Purchases of securities available for sale	(50,879)	(31,445)
Proceeds from maturities of securities available for sale	77,108	58,441
Proceeds from maturities of securities held to maturity	4	3
Net increase in loans	(31,670)	(27,740)
Purchases of premises and equipment	(382)	(185)
Proceeds from disposal of premises and equipment	3	—
Proceeds from sale of other real estate	47	—
Net cash used in investing activities	(5,769)	(926)
Financing activities:
Net increase in deposits	16,830	15,109
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	1,753	(17,383)
Net increase (decrease) in other short-term borrowings	(181)	185
Proceeds from Federal Home Loan Bank advances	—	460
Repayments of Federal Home Loan Bank advances	(3)	—
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	344	582
Excess tax benefits from share-based compensation arrangements	24	32
Common stock repurchases	(80)	(39)
Cash dividends paid	(2,317)	(2,290)
Net cash provided by (used in) financing activities	16,340	(3,374)
Net increase in cash and cash equivalents	39,633	2,037
Cash and cash equivalents at beginning of period	32,424	27,113
Cash and cash equivalents at end of period	$72,057	$29,150
Supplemental cash flow information:
Income tax payments	$—	$—
Cash paid for interest	5,093	6,566
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,053	$60

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2010

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614
Net income	—	—	—	4,981	—	4,981

Change in accumulated other comprehensive income, net of tax	—	—	—	—	577	577

Stock compensation expense	—	—	208	—	—	208

Stock issued for stock options exercised and dividend reinvestment plan	28	89	279	—	—	368

Stock issued for non-vested restricted stock	54	181	961	(1,142)	—	—

Cash dividends, $0.17 per share	—	—	—	(2,332)	—	(2,332)

Shares repurchased or cancelled	(6)	(14)	(76)	10	—	(80)

Balance March 31, 2010	13,683	$6,500	$11,101	$136,959	$2,776	$157,336

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2010 and 2009

(In thousands)

	Three months ended
	March 31,
	2010	2009
Net income	$4,981	$4,737
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $311 and $(393), respectively)	577	(730)
Other comprehensive income (loss)	577	(730)
Comprehensive income	$5,558	$4,007

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

(1)                     Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (US GAAP) for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  The Company has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued.

Interim results for the three month period ended March 31, 2010 are not necessarily indicative of the results for the entire year.

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

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

March 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$95,306	$2,265	$58	$97,513
Mortgage-backed securities	59,838	1,835	—	61,673
Obligations of states and political subdivisions	41,462	830	210	42,082
Trust preferred securities of financial institutions	1,250	—	36	1,214

Total securities available for sale	$197,856	$4,930	$304	$202,482

December 31, 2009	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$3,000	$19	$—	$3,019
Government sponsored enterprise obligations	122,761	2,006	79	124,688
Mortgage-backed securities	65,179	1,519	17	66,681
Obligations of states and political subdivisions	32,298	689	175	32,812
Trust preferred securities of financial institutions	1,250	—	225	1,025

Total securities available for sale	$224,488	$4,233	$496	$228,225

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

March 31, 2010	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$31	$2	$—	$33

December 31, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$35	$2	$—	$37

In addition to the available for sale and held to maturity portfolios, investment securities held by Bancorp include certain securities which are not readily marketable, and are classified as non-marketable on Bancorp’s consolidated balance sheets. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which is required for borrowing availability, and is redeemable at par.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.  These securities are carried at cost as follows:

	March 31,	December 31,
Federal Home Loan Bank stock and other securities	2010	2009
(in thousands)

Federal Home Loan Bank stock	$4,771	$4,546
Other securities	1,001	1,001
Total Federal Home Loan Bank stock and other securities	$5,772	$5,547

A summary of securities as of March 31, 2010 based on contractual maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due within one year	$17,197	$17,259	$—	$—
Due within one year through five years	82,426	83,877	—	—
Due within five years through ten years	34,315	35,752	26	27
Due after ten years	63,918	65,594	5	6

	$197,856	$202,482	$31	$33

Securities with unrealized losses at March 31, 2010 and December 31, 2009, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2010
Government sponsored enterprise obligations	$33,603	$58	$—	$—	$33,603	58
Obligations of states and political subdivisions	14,157	210	—	—	14,157	210
Trust preferred securities of financial institutions	—	—	1,214	36	1,214	36

Total temporarily impaired securities	$47,760	$268	$1,214	$36	$48,974	$304

December 31, 2009
Government sponsored enterprise obligations	$13,402	$79	$—	$—	$13,402	$79
Mortgage-backed securities	9,692	17	—	—	9,692	17
Obligations of states and political subdivisions	8,084	175	—	—	8,084	175
Trust preferred securities of financial institutions	—	—	1,025	225	1,025	225

Total temporarily impaired securities	$31,178	$271	$1,025	$225	$32,203	$496

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential-service public works projects.  The bonds are primarily concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.  These investments consist of 34 and 14 separate investment positions as of March 31, 2010 and December 31, 2009 that are not considered other-than-temporarily impaired.  Based on these detailed reviews, Bancorp has not recorded other-than-temporary losses on any securities held at March 31, 2010. Volatility in capital markets subsequent to March 31, 2010 could give rise to other-than-temporary impairment in the future.

As of March 31, 2010, Bancorp had two securities with a total carrying value of $1,214,000 which had been impaired for 12 months or longer.  These are trust preferred securities with a total amortized cost of $1,250,000 and an unrealized loss totaling $36,000 caused by interest rate changes and other market conditions. As of March 31, 2010, one of the securities with a credit rating below investment grade, an amortized cost of $1,000,000, a carrying value of $977,200, and an unrealized loss of $22,800 is rated Caa1 by Moody’s Investor Service. Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of March 31, 2010, management is of the opinion that neither of the securities is other-than-temporarily impaired.  Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense. These forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of March 31, 2010, there were 52,962 shares available for future awards.  At Bancorp’s Annual Meeting of Shareholders held on April 21, 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.

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

Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense of $208,000 and $148,300 before income taxes and a deferred tax benefit of $72,800 and $51,900 resulting in a reduction of net income of $135,200 and $96,400 for the three months ended March 31, 2010 and 2009, respectively. Bancorp expects to record an additional $757,000 of stock-based compensation expense in 2010.  As of March 31, 2010, Bancorp has $3,146,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $344,000 and $582,000 from the exercise of options during the first three months of 2010 and 2009, respectively.

The fair value of Bancorp’s stock options and SARs is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in SAR/option valuations at the grant date in each year:

	2010	2009

Dividend yield	2.18%	2.11%
Expected volatility	23.87	23.59
Risk free interest rate	3.57	3.11
Forfeitures	5.96	5.96
Expected life of options and SARs (in years)	7.6	7.7

The expected life of options is based on actual experience of past like-term awards.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

The dividend yield and expected volatility are based on historical information corresponding to the expected life of awards granted.  The expected volatility is the volatility of the underlying shares for the expected term on a monthly basis.  The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the awards.

A summary of stock option and SARs activity and related information for the three months ended March 31, 2010 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2009
Vested and exercisable	730	$9.82-26.83	$20.50	$1,664	$4.52	4.42
Unvested	276	20.90-26.83	23.81	—	5.41	7.93
Total outstanding	1,006	9.82-26.83	21.41	1,664	4.76	5.38

Granted	85	21.03	21.03	146	5.31
Exercised	(28)	9.82-20.17	13.23	230	2.71
Forfeited	(4)	22.14-26.83	23.49	1	3.53

At March 31, 2010
Vested and exercisable	782	9.82-26.83	21.16	1,908	4.69	4.56
Unvested	277	20.90-26.83	22.87	194	5.36	8.46
Total outstanding	1,059	9.82-26.83	21.61	$2,102	4.87	5.58

Vested during quarter	80	22.14-26.83	23.93	$12	5.52

The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average fair values of options and SARs granted in 2010 and 2009 were $5.31 and $5.36, respectively.

In the first quarter of 2010, Bancorp granted 84,558 SARs at the current market price of $21.03 and a fair value of $5.31.  Also, in the first quarter of 2010, Bancorp granted 54,292 shares of common stock at the current market price of $21.03.

(4)                     Allowance for Loan Losses and Impaired Loans

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows (in thousands):

	2010	2009
Beginning balance January 1,	$20,000	$15,381
Provision for loan losses	2,695	1,625
Loans charged off	(1,077)	(989)
Recoveries	193	191
Ending balance March 31,	$21,811	$16,208

Information about impaired loans follows (in thousands):

	March 31, 2010	December 31, 2009
Principal balance of impaired loans	$13,121	$11,208
Impaired loans with a valuation allowance	8,793	8,688
Amount of valuation allowance	1,593	1,676
Impaired loans with no valuation allowance	4,328	2,520
Average balance of impaired loans for the period	12,165	7,005

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60.5 million, at March 31, 2010, comprised of five separate advances as detailed in the table below (in thousands).

Amount	Type	Amortization	Maturity	Call Feature	Next Call Date
$20,000	Fixed rate	None	December 2010	Quarterly	June 2010
20,000	Fixed rate	None	May 2012	Quarterly	May 2010
10,000	Fixed rate	None	April 2012	Non callable
10,000	Fixed rate	None	April 2014	Non callable
450	Fixed rate	15 Year	April 2024	Non callable
$60,450

For the first four advances, interest payments are due monthly, with principal due at maturity.  For the fifth advance, principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these six advances was 3.52% at March 31, 2010.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $155.0 million as of March 31, 2010 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $15 million outstanding at March 31, 2010.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the per account protection provided by the FDIC (currently

$250,000 per account).  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

(6)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial banking segment of Bancorp.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at March 31, 2010 and December 31 2009 were $2,372,000 and $2,475,000, respectively.  The total outstanding principal balances of loans serviced for others were $208,829,000 and $194,414,000 at March 31, 2010, and December 31, 2009 respectively.  Changes in the net carrying amount of MSRs for the three months ended March 31, 2010 and 2009 are shown in the following table.

(in thousands)	2010	2009
Balance at beginning of period	$1,616	$426
Originations	168	255
Amortization	(115)	(36)
Impairment Reversal	—	159
Balance at March 31	$1,669	$804

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the proceeds from which will help to offset the cost of benefits.  The net periodic benefits costs, which include interest cost and amortization of net losses,  totaled $31,000 and $32,000 for the three months ended March 31, 2010 and 2009, respectively.

(8)                     Commitments and Contingent Liabilities

As of March 31, 2010, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $385,775,000 including standby letters of credit of $26,479,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2010. Commitments to extend credit were $379,075,000, including letters of credit of $26,655,000, as of December 31, 2009. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, residential properties and real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of up to five years.

Bancorp has commercial customers who entered into interest rate swap agreements with another financial institution to manage their own interest rate risk.  Bancorp assisted two customers by guaranteeing performance of the swaps with the other financial institutions.  Accordingly, Bancorp entered into risk participation agreements as a guarantor. The agreement stipulates that, in the event of default by the Bank’s customer on the interest rate swap, Bancorp will reimburse a portion of the loss, if any, borne by the other financial institution. These interest rate swaps are normally collateralized — generally with real property, inventories and equipment — by the customer, which limits Bancorp’s credit risk associated with the agreements. The terms of the agreements range from 13 to 35 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated, because it is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at March 31, 2010, Bancorp would have been required to make payments of approximately $372,000.  Management believes the unamortized fee income of $16,000 recorded in other liabilities materially approximates the fair value of these guarantees.

Bancorp has commercial customers who require international letters of credit for their business needs.  Bancorp assisted several customers by guaranteeing performance of the letters of credit with a correspondent financial institution.  Accordingly, Bancorp has entered into an agreement whereby Bancorp is ultimately liable for the repayment in the event of non-performance by our customer.  The terms of the agreements range from 1 to 13 months.  If an event of default on all contracts had occurred at March 31, 2010, Bancorp would have been required to make payments of approximately $2,675,000.  These letters of credit are normally collateralized — generally with inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of March 31, 2010.

(10)              Net Income Per Share

The following table reflects, for the three ended March 31, 2010 and 2009, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
	March 31
	2010	2009
Net income, basic and diluted	$4,981	$4,737
Average shares outstanding	13,645	13,500
Effect of dilutive securities	73	137

Average shares outstanding including dilutive securities	13,718	13,637

Net income per share, basic	$0.37	$0.35
Net income per share, diluted	$0.36	$0.35

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method.  Principally, all of the net assets of Bancorp are involved in the commercial banking segment.  Income taxes are allocated to the investment management and trust segment based on the marginal federal tax rate since all activity giving rise to the difference between marginal and effective tax rates occurs in the commercial banking segment.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.  The information presented is also not indicative of the segments’ operations, if they were independent entities.

Selected financial information by business segment for the three month periods ended March 31, 2010 and 2009 follows:

	Three months
	ended March 31
(In thousands)	2010	2009
Net interest income
Commercial banking	$15,747	$14,029
Investment management and trust	47	79
Total	$15,794	$14,108
Provision for loan losses:
Commercial banking	$2,695	$1,625
Investment management and trust	—	—
Total	$2,695	$1,625
Non-interest income:
Commercial banking	$4,772	$3,890
Investment management and trust	3,261	2,671
Total	$8,033	$6,561
Non-interest expense:
Commercial banking	$11,997	$10,747
Investment management and trust	1,818	1,522
Total	$13,815	$12,269
Tax expense
Commercial banking	$1,814	$1,608
Investment management and trust	522	430
Total	$2,336	$2,038
Net income:
Commercial banking	$4,013	$3,939
Investment management and trust	968	798
Total	$4,981	$4,737

(12)     Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2010 and December 31, 2009 the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of March 31, 2010 and December 31, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

(13)     Derivative Financial Instruments

Bancorp manages its interest rate risk without the use of hedging instruments, and therefore does not have derivative financial instruments employed for any reason except for the accommodation of customers as described below.

Bancorp offers interest rate swaps to customers desiring long-term fixed rate lending whereby Bancorp receives interest at a fixed rate and pays interest at a variable rate. Simultaneously Bancorp enters into an interest rate swap agreement with a correspondent bank whereby Bancorp pays interest at a fixed rate and receives interest at a variable rate. Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings.

At March 31, 2010, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated statements of financial condition at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

The above interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. Bancorp controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At March 31, 2010, two of the outstanding swap agreements have a forward-effective date in the fourth quarter of 2010. The remaining swap agreements had a first cash flow payment due in the first quarter of 2010.  Exchanges of cash flows related to the interest rate swap agreements for the first quarter of 2010 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At March 31, 2010 and December 31, 2009, Bancorp had contracts to make payments at a variable rate determined by a specified index (1 month LIBOR) in exchange for receiving payments at a fixed rate.  Correspondingly, at March 31, 2010 and December 31, 2009, Bancorp had contracts to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by a specified index (1 month LIBOR).  A summary of the contracts is as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Notional amount	$5,446,429	$5,500,000	$5,446,429	$5,500,000
Weighted average maturity	8.8	9.1	8.8	9.1
Fair value	$(159,529)	$(93,651)	$159,529	$93,651

To reduce credit risk related to the use of derivative instruments, Bancorp obtains collateral. The amount and nature of the collateral obtained is based on Bancorp’s credit evaluation of the customer.  In addition, per the terms of the agreement with the correspondent bank, Bancorp may be required to post collateral for swaps with negative fair values and vice versa.

(14)     Fair Value Measurements

Bancorp adopted the provisions of the authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP; it does not create or modify any current US GAAP requirements to apply fair value accounting. The guidance prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  The guidance also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

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

Bancorp’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp uses its own estimates generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

Bancorp’s investment securities available for sale are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2010.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at March 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

Government sponsored enterprise obligations	$97,513	$—	$97,513	$—
Mortgage-backed securities	61,673	—	61,673	—
Obligations of states and political subdivisions	42,082	—	42,082	—
Trust preferred securities of financial institutions	1,214	1,214	—	—

Total investment securities available for sale	202,482	1,214	201,268	—

Interest rate swap	160	—	160	—

Total Assets	$202,642	$1,214	$201,428	$—

Liabilities

Interest rate swap	$160	$—	$160	$—

	Fair value at December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,019	$—	$3,019	$—
Government sponsored enterprise obligations	124,688	—	124,688	—
Mortgage-backed securities	66,681	—	66,681	—
Obligations of states and political subdivisions	32,812	—	32,812	—
Trust preferred securities of financial institutions	1,025	1,025	—	—

Total investment securities available for sale	228,225	1,025	227,200	—

Interest rate swap	94		94	—

Total Assets	$228,319	$1,025	$227,294	$—

Liabilities

Interest rate swap	$94	$—	$94	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for March 31, 2010 or December 31, 2009.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  For the year ended December 31, 2009, the MSR valuation allowance reversals totaled $176,000.  A corresponding increase of $176,000 was included in earnings for 2009.  At March 31, 2010 and December 31, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2010 or 2009.

Bancorp’s investment in a bank in one of Bancorp’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of March 31, 2010, the carrying value of the investment is $520,000, and is not included in the table below as the fair value of the investment exceeds the cost.  Because Bancorp evaluated this investment based on a quoted price for this security in a market that is generally not active, the measurement was classified as Level 2.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2010 and December 31, 2009, the carrying value of other real estate owned was $2,549,000 and $1,556,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at March 31, 2010 and December 31, 2009.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

					Losses for 3 month
	Fair value at March 31, 2010				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2010
Impaired loans	$7,200	$—	$—	$7,200	$(617)

	Fair value at December 31, 2009				Losses for 3 month period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2009
Impaired loans	$7,012	$—	$—	$7,012	$—

(15)     Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$72,057	$72,057	$32,424	$32,424
Mortgage loans held for sale	3,543	3,545	13,249	13,268
Securities	202,513	202,515	228,260	228,262
Federal Home Loan Bank stock and other securities	5,772	5,772	5,547	5,547
Loans, net	1,419,385	1,436,547	1,415,462	1,440,374
Accrued interest receivable	6,193	6,193	5,745	5,745
Interest rate swap	160	160	94	94

Financial liabilities
Deposits	$1,435,014	$1,446,792	$1,418,184	$1,429,863
Short-term borrowings	74,220	74,382	72,648	72,765
Long-term borrowings	101,350	103,157	101,383	109,959
Accrued interest payable	497	497	427	427
Interest rate swap	160	160	94	94

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(397)	—	(400)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2010 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2010 compared to the year ended December 31, 2009. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2010 through March 31

Bancorp completed the first quarter of 2010 with net income of $4.98 million or 5% more than the comparable period of 2009.  The increase is due to an improvement in net interest margin and increasing non-interest income, somewhat offset by a higher provision for loan losses and increasing non-interest expenses. Diluted earnings per share for the first quarter of 2010 were $0.36 compared to the first quarter of 2009 at $0.35.

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

Year-over-year total loans increased $65 million or 5%, and this was the driving force for growth in interest income.  Increased loan volume more than offset the negative effect of the declining interest rates over the past year.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings, resulting in higher net interest income compared to the first quarter of 2009.  The average rate earned on assets decreased in the first quarter of 2010 compared to the same period in 2009 as the rates earned on loans and investments declined.  Rates paid on liabilities decreased more than rates earned on assets, contributing to an increased net interest spread and net interest margin compared to the first three months of 2009.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream, and non-interest income continued to be a key contributor to earnings in the first quarter of 2010.  Total non-interest income increased 22% in the first quarter of 2010 compared to the same period in 2009 and non-interest income as a percentage of total revenues increased to 34% in the first quarter of 2010 from 32% in the first quarter of 2009. The increase is due largely to increased income from investment management and trust services, as well as realized and unrealized gains on an investment in a domestic private investment fund.  Income from investment management and trust services, which constitutes the single largest component of non-interest income increased 22% for the quarter due to higher asset values and a modest increase in non-recurring estate fees. Revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.  In addition, Bancorp experienced increases in service charges on deposit accounts, bankcard transaction income, and brokerage income.  Partially offsetting the increases were decreases in gains on sales of mortgage loans held for sale as the volume of transactions in that area has declined from an all-time high in 2009.

Higher non-interest expense in 2010 was reflected in almost all categories. Bancorp’s first quarter efficiency ratio was 57.31% compared with 58.53% in the fourth quarter of 2009 and 58.61% in the first quarter last year.

Also impacting 2010 results, Bancorp’s provision for loan losses was $2,695,000 in the first quarter compared to $1,625,000 in the first quarter of 2009.  Management’s action to increase the allowance for loan losses in the first quarter of 2010 versus the year-earlier period reflected an ongoing concern that the current economic downturn and prospects for a slow recovery will continue to take a toll on the Company’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  The increased provision for the first quarter of 2010 results from a consistent allowance methodology that is driven by risk ratings.   Bancorp’s allowance for loan losses was 1.51% of total loans at March 31, 2010, compared with 1.39% of total loans at December 31, 2009, and 1.18% at March 31, 2009.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 8.70% as of March 31, 2010, compared to 8.54% at December 31, 2009.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)    Results Of Operations

Net income of $4,981,000 for the three months ended March 31, 2010 increased $244,000, or 5.2%, from $4,737,000 for the comparable 2009 period.  Basic net income per share was $0.37 for the first quarter of 2010, an increase of 5.7% from the $0.35 for the first quarter of 2009.  Net income per share on a diluted basis was $0.36 for the first quarter of 2010, compared to $0.35 for the first quarter of 2009; a 2.9% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.12% and 12.76%, respectively, for the first quarter of 2010, compared to 1.18% and 13.15%, respectively, for the same period in 2009.

Net Interest Income

The following tables present the average balance sheets for the three month period ended March 31, 2010 and 2009 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$54,329	$25	0.19%	$3,797	$3	0.32%
Mortgage loans held for sale	4,815	66	5.56%	5,929	76	5.20%
Securities:
Taxable	166,504	1,349	3.29%	129,347	1,372	4.30%
Tax-exempt	26,334	355	5.47%	27,264	392	5.83%
FHLB stock	5,549	55	4.02%	4,344	49	4.57%
Loans, net of unearned income	1,438,138	19,384	5.47%	1,361,389	18,888	5.63%
Total earning assets	1,695,669	21,234	5.08%	1,532,070	20,780	5.50%
Less allowance for loan losses	20,851			15,802
	1,674,818			1,516,268

Non-earning assets:
Cash and due from banks	25,872			25,488
Premises and equipment	27,939			27,798
Accrued interest receivable and other assets	67,970			57,984
Total assets	$1,796,599			$1,627,538

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$237,843	$113	0.19%	$214,306	$97	0.18%
Savings deposits	62,131	42	0.27%	46,355	7	0.06%
Money market deposits	401,121	703	0.71%	323,945	586	0.73%
Time deposits	510,373	2,824	2.24%	495,557	3,983	3.26%
Securities sold under agreements to repurchase	55,447	87	0.64%	52,610	59	0.45%
Fed funds purchased and other short term borrowings	18,958	9	0.19%	17,813	22	0.50%
FHLB advances	60,451	525	3.52%	70,072	780	4.51%
Long-term debt	40,904	860	8.53%	40,931	875	8.67%

Total interest bearing liabilities	1,387,228	5,163	1.51%	1,261,589	6,409	2.06%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	214,531			183,606
Accrued interest payable and other liabilities	36,588			36,211
Total liabilities	1,638,347			1,481,406

Stockholders’ equity	158,252			146,132
Total liabilities and stockholders’ equity	$1,796,599			$1,627,538
Net interest income		$16,071			$14,371
Net interest spread			3.57%			3.44%
Net interest margin			3.84%			3.80%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $277,000 and $263,000, respectively, for the three month periods ended March 31, 2010 and 2009.

Fully taxable equivalent net interest income of $16,071,000 for the three months ended March 31, 2010 increased $1,700,000, or 11.8%, from $14,371,000 when compared to the same period last year. Net interest spread and net interest margin were 3.57% and 3.84%, respectively, for the first quarter of 2010 and 3.44% and 3.80%, respectively, for the first quarter of 2009.

For the past three years, Bancorp has experienced net interest margin pressure due to declines in prevailing rates, competitive pressure on loans and deposits, and the impact of maintaining liquidity, all of which have varied in degree.  Decreasing prevailing interest rates have negatively impacted the average rate earned on loans, the Bank’s primary earning asset.  Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $409 million, or 68% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $152 million or 25% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $43 million of variable rate loans, or 7% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.  In addition to pressure on earning assets from the lower rate environment, many deposit rates are at or near a floor and are not able to be reduced to the same degree as loans.

Average earning assets increased $163.6 million or 10.7%, to $1.696 billion for the first three months of 2010 compared to 2009, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $125.6 million, or 10.0%, to $1.387 billion for the first three months of 2010 compared to 2009 primarily due to increases in interest bearing deposits, partially offset by decreases in FHLB borrowings.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2010 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a positive impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.21)%
Increase 100bp	(2.74)
Decrease 100bp	6.18
Decrease 200bp	7.47

Approximately 28% of total loans are indexed to the prime rate, and have floors of 4% or higher.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in our simulation analysis above, negatively impacts the effect of rising rates.  Analysis of rates increasing 400 bp or higher indicates a positive effect on net interest income.

The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Undesignated derivative instruments described in Note 13 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Provision for Loan Losses

The provision for loan losses increased $1,070,000 for the first three months of 2010 compared to the same period in 2009 in response to Bancorp’s assessment of risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The increased provision for 2010 reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio. Management has established loan grading procedures which result in specific allowance allocations for any estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2010.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2010 and 2009 follows:

	Three months ended March 31
(Dollars in thousands)	2010	2009

Balance at the beginning of the period	$20,000	$15,381
Provision for loan losses	2,695	1,625
Loan charge-offs, net of recoveries	(884)	(798)
Balance at the end of the period	$21,811	$16,208
Average loans, net of unearned income	$1,438,138	$1,361,389
Provision for loan losses to average loans (1)	0.19%	0.12%
Net loan charge-offs to average loans (1)	0.06%	0.06%
Allowance for loan losses to average loans	1.52%	1.19%
Allowance for loan losses to period-end loans	1.51%	1.18%
Allowance to nonperforming loans	161.78%	277.01%

(1) Amounts not annualized

Among many factors considered in determining the provision for loan losses are net charge-offs and non-performing loans.  Net charge-offs were 0.06% of average loans for both the first quarter of 2010 and 2009.  Total non-performing loans increased to $13,482,000 at March 31, 2010, from $12,101,000 at December 31, 2009.  While Bancorp’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to feel that a prolonged recession could place additional pressure on credit quality in determining the provision and allowance for loan losses. Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2010 and 2009 follows:

(in thousands)

	Three Months
	Ended March 31
Net loan charge-offs (recoveries)	2010	2009
Commercial and industrial	$128	$216
Construction and development	299	—
Real estate mortgage - commercial investment	253	55
Real estate mortgage - owner occupied commercial	140	—
Real estate mortgage - 1-4 family residential	129	75
Home equity	—	46
Consumer	(65)	406
Total net loan charge-offs	$884	$798

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2010 and 2009.

	Three months
	ended March 31
(In thousands)	2010	2009

Non-interest income:
Investment management and trust services	$3,261	$2,671
Service charges on deposit accounts	1,884	1,811
Bankcard transaction revenue	751	659
Gains on sales of mortgage loans held for sale	385	499
Brokerage commissions and fees	456	385
Bank owned life insurance income	243	243
Other	1,053	293
Total non-interest income	$8,033	$6,561
Non-interest expenses:
Salaries and employee benefits	8,089	$7,400
Net occupancy expense	1,276	1,008
Data processing expense	1,137	1,031
Furniture and equipment expense	314	292
State bank taxes	343	388
FDIC insurance expense	471	422
Other	2,185	1,728
Total non-interest expenses	$13,815	$12,269

Total non-interest income increased $1,472,000, or 22.4%, for the first quarter of 2010 compared to the same period in 2009.

Investment management and trust services income increased $590,000, or 22.1%, in the first quarter of 2010, as compared to the same period in 2009, primarily due to the impact of an increased market value of assets under management and a modest increase in executor fees.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Growth in assets from net new accounts and improving broader markets have resulted in an increase in investment management fees.  Trust assets under management at March 31, 2010 were $1.57 billion, compared to $1.30 billion at March 31, 2009.

Service charges on deposit accounts increased $73,000, or 4.0%, in the first quarter of 2010, as compared to the same period in 2009.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation requires that our customers “opt in” to a service in order to access their overdraft protection during the third quarter of 2010.  Management believes this requirement will result in a decline in service charge income.

Bankcard transaction revenue increased $92,000, or 14.0%, in the first quarter of 2010, as compared to the same period in 2009 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in the first quarter of 2010 compared favorably to the same period in 2009 as bankcard transaction volume continues to increase.  To earn higher interchange fees, Bancorp encourages its customers to process debit card transactions as signature-based transactions and has a rewards program to help with this effort.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans provide older homeowners a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans decreased $114,000, or 22.8%, in the first quarter of 2010, as compared to the same period in 2009.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates fell substantially in late 2008 and have remained at attractive levels through 2009 and 2010 helping contribute to a solid loan volume — mostly refinance activity.  Also, the well-publicized availability of first-time homebuyer tax credits contributed to an increase in purchase activity in late 2009 and 2010.  Volume reached an all-time high in 2009, and has declined in 2010 as many homeowners have already taken advantage of their refinance opportunities as rates remained low.

Brokerage commissions and fees increased $71,000, or 18.4%, in the first quarter of 2010, as compared to the same period in 2009.  These increases corresponded to higher overall brokerage volume, as retail investors exhibited increased confidence in the overall market and the economic outlook.

Bank Owned Life Insurance (BOLI) income totaled $243,000 for the first three months of 2010 and 2009.  Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs.

Other non-interest income increased $760,000, or 259%, in the first quarter of 2010 as compared to the same period in 2009, primarily due to an increase of $738,000 in the value of the domestic private equity fund, as well as a variety of other factors, none of which is individually significant.

Total non-interest expenses increased $1,546,000, or 12.6%, for the first quarter of 2010 as compared to the same period in 2009.

Salaries and employee benefits increased $689,000, or 9.3%, for the first quarter of 2010, as compared to the same period of 2009, due to increases in salaries and health insurance expense, partially offset by decreases in pension expense.  The Bank had 471 and 460 full time equivalent employees as of March 31, 2010 and 2009; the expansion in Cincinnati and the addition of senior staff increased per capita salaries and contributed to the overall increase.

Net occupancy expense increased $268,000, or 26.6%, in the first quarter of 2010, as compared to the same period of 2009, due to an increase in rent expense, some of which was a one-time charge to reflect the impact of leases with escalation clauses.  Other contributing factors were increases in utilities and property taxes.  Data processing expense increased $106,000 or 10.3% for the first quarter of 2010, as compared to the same period in 2009, primarily due to trust data processing expenses related to tax document preparation recorded in the first quarter of 2010 and the second quarter of 2009.  Furniture and equipment expense increased $22,000 or 7.5% for the first quarter of 2010, as compared to the same period in 2009.  This fluctuation relates to a variety of factors, none of which is individually significant.

State bank taxes decreased $45,000, or 11.6%, for the first quarter of 2010 as compared to the same period in 2009 due to a one-time increase in bank taxes in the first quarter of 2009.  These bank taxes are based on five-year average capital levels, which are increasing commensurate with our growth. FDIC insurance expense rose $49,000, or 11.6%, for the first quarter of 2010 as compared to the same period in 2009.  The increase is related to increases in deposits since the first quarter of 2009.

Other non-interest expenses increased $457,000 or 26.4% in the first quarter of 2010, as compared to the same period in 2009.  Included in this category are amortization expenses related to MSRs and an impairment reversal of $159,000 in the first quarter of 2009.  Mortgage volume increased the amount of MSRs over 2009 and 2010, resulting in a corresponding increase of MSR amortization of $79,000 for the first 3 months of 2010 compared to the same period in 2009.  The remaining increases in other non-interest expenses are related to an increase of $173,000 in legal and professional fees, along with a variety of factors including advertising, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the first quarter of 2010, Bancorp recorded income tax expense of $2,336,000, compared to $2,038,000 for the same period in 2009.  The effective rate for the three month period was 31.9% in 2010 and 30.1% in 2009.  The increase in the effective tax rate was primarily due to a decreased proportion of tax-exempt income to pretax income and an increasing amount of state income taxes.

Commitments

Bancorp utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 8.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets increased $10.5 million, or 0.6%, from $1.791 billion on December 31, 2009 to $1.802 billion on March 31, 2010.  The most significant contributor of the increase in assets was federal funds sold, which increased $42.5 million in the first quarter while investment securities decreased $25.7 million as a result of maturing short-term securities.  Loan totals increased $5.7 million from the end of 2009. In addition to the loan growth represented on the consolidated balance sheet, total loans actually grew by an additional $12 million. This growth was offset by the decrease participation loans classified as secured borrowings noted in the “Elements of the Loan Portfolio” section below.

Total liabilities increased $6.8 million, or 0.4%, from December 31, 2009 to $1.645 billion on March 31, 2010.  The most significant component of the increase was in deposits of $16.8 million or 1.2% in support of loan growth. Securities sold under agreement to repurchase increased $2.3 million or 4.6%, while federal funds purchased decreased $0.6 million or 3.0%.   Other short-term borrowings decreased $181 thousand or 10.0%.  Other liabilities decreased $11.7 million or 25.8% as a result of a decrease in secured borrowings as noted in the “Elements of the Loan Portfolio” section below.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)

Loans by Type	March 31, 2010	December 31, 2009
Commercial and industrial	$299,878	$336,889
Construction and development	200,529	204,653
Real estate mortgage - commercial investment	320,544	326,421
Real estate mortgage - owner occupied commercial	282,258	230,001
Real estate mortgage - 1-4 family residential	159,733	147,342
Home equity - first lien	39,676	41,644
Home equity - junior lien	101,126	108,398
Consumer	37,452	40,114
Total loans	$1,441,196	$1,435,462

During the first quarter of 2010 Bancorp reviewed and standardized classifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2010 and December 31, 2009, the total loans of this nature were $22,593,000 and $34,599,000 respectively.  A corresponding decrease of $12,006,000 is reflected in other liabilities.

Interest Reserves for Construction Loans

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of Bancorp’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, Bancorp believes that its practices related to such interest reserves are appropriate and conservative. When Bancorp underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, Bancorp determines the required borrower cash equity contribution and the maximum amount Bancorp is willing to loan. In the vast majority of cases, Bancorp requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard and soft costs. This results in Bancorp funding the loan later as the project progresses, and accordingly Bancorp typically funds the majority of the budgeted construction period interest through loan advances. Bancorp monitors budgeted interest reserves and does not allow funds allocated to other items to be directed to interest without realized cost savings.  Bancorp also looks to liquid guarantors who are able to make up a liquidity shortfall if required. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2010 was approximately $95.4 million, of which $55.8 million was outstanding at March 31, 2010 and $39.6 million remained to be advanced. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 80%.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $9,546,000, loans past due over 90 days and still accruing of $362,000, and loans accounted for as troubled debt restructuring of $3,574,000, totaled $13,482,000 at March 31, 2010.  Non-performing loans were $12,101,000 at December 31, 2009 including $893,000 of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring of $753,000. The increase reflected ongoing economic pressures as the recession continues and affected more borrowers.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.94% of total loans at March 31, 2010 compared to 0.84% at December 31, 2009.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Non-accrual loans	$9,546	$10,455
Troubled debt restructuring	3,574	753
Loans past due 90 days or more and still accruing	362	893

Non-performing loans	13,482	12,101

Foreclosed real estate	2,549	1,556
Other foreclosed property	60	60

Non-performing assets	$16,091	$13,717

Non-performing loans as a percentage of total loans	0.94%	0.84%
Non-performing assets as a percentage of total assets	0.89%	0.77%
Allowance for loan losses as a percentage of non-performing loans	162%	165%

The increase in non-performing assets is largely due to the increase in one troubled debt restructuring, as well as other real estate owned.  The addition of $2.8 million to troubled debt restructuring is confined to one borrower. Management believes it is in the best interest of the Bank to grant the customer a below-market interest rate and allow the customer adequate time to sell the property securing the loan and repay the loan.  Because of the relatively low level of non-performing assets as compared to peers, Bancorp thus far has been able to approach loan workouts and collateral sales in an orderly fashion to minimize losses.  Should market conditions worsen and non-performing loans spike, this flexibility may be reduced, and management may need to liquidate problem loans more rapidly, thus increasing the possibility of larger losses.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	March 31, 2010	December 31, 2009
Commercial and industrial	$338	$321
Construction and development	3,921	4,246
Real estate mortgage - commercial investment	2,015	2,024
Real estate mortgage - owner occupied commercial	1,719	2,122
Real estate mortgage - 1-4 family residential	715	1,256
Home equity	774	453
Consumer	64	33
Total loans	$9,546	$10,455

The decrease in non-accrual loans reflects charge-offs of certain non-accrual loans. Bancorp has four borrowers, all in our primary market, who account for $6,062,000 or 64% of total non-accrual loans.  Each of these loans is secured by commercial real estate, and at March 31, 2010 there was a total specific allocation in the allowance for loan losses totaling $392,000, representing management’s estimate of credit loss exposure.

Effects of Declines in Real Estate Collateral Values

Despite the fact that Bancorp’s principal market, Louisville, has only experienced a 2.3% decline in home prices since 2008 (Source: Federal Housing Finance Agency), further declines in collateral values, including commercial properties, may indirectly impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength, without reliance on the value of the collateral as a primary repayment source.  Bancorp requires updated appraisals on real estate at application.  Additionally, Bancorp typically evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been reflected in the allowance for loan losses.

c)              Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management has maintained a significantly higher liquidity position in 2009 and 2010, which management considers prudent given the current operating environment.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $49.2 million at March 31, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $202.5 million at March 31, 2010, and included an unrealized net gain of $4.6 million. The portfolio includes maturities of approximately $17.2 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At March 31, 2010, total investment securities pledged for these purposes comprised 41% of the available for sale investment portfolio, leaving $119.7 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2010, such deposits totaled $936.5 million and represented 65% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As of March 31, 2010, Bancorp had only $25.4 million or 1.8% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2010, the Bank’s additional borrowing capacity with the FHLB was approximately $155.0 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $115 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund the first quarter cash dividend or the quarterly interest payments on the trust preferred securities.  At March 31, 2010, the Bank may pay up to $1.0 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At March 31, 2010, stockholders’ equity totaled $157,336,000, an increase of $3,722,000 since December 31, 2009.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2009.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $2,776,000 at March 31, 2010 and $2,199,000 at December 31, 2009.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2010 and December 31, 2009.

March 31, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$213,362	13.73%	$124,319	8.00%	$ NA	NA
Bank	162,911	10.59%	123,068	8.00%	153,835	10.00%

Tier I risk-based capital (1)
Consolidated	183,878	11.83%	62,173	4.00%	NA	NA
Bank	133,628	8.69%	61,509	4.00%	92,263	6.00%

Leverage (2)
Consolidated	$183,878	10.26%	$53,765	3.00%	NA	NA
Bank	133,628	7.60%	52,748	3.00%	$87,913	5.00%

December 31, 2009	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$210,064	13.55%	$124,023	8.00%	$ NA	NA
Bank	157,535	10.23%	123,195	8.00%	153,993	10.00%

Tier I risk-based capital (1)
Consolidated	180,734	11.66%	62,001	4.00%	NA	NA
Bank	128,245	8.33%	61,582	4.00%	92,373	6.00%

Leverage (2)
Consolidated	$180,734	10.16%	$53,366	3.00%	NA	NA
Bank	128,245	7.24%	53,140	3.00%	$88,567	5.00%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

NA – Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

The variance between the consolidated and the Bank’s capital ratios is largely due to a special dividend of $25 million from the Bank to Bancorp in December 2009 as part of a strategy to minimize state bank taxes.  Bancorp is considering, and has received regulatory approval to issue subordinated debt to the Bank in order to support the Bank’s capital structure.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 8.70% as of March 31, 2010, versus 8.54% at December 31, 2009.  Bancorp provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

e)              Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, Bancorp considers various ratios when evaluating capital adequacy, including tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures.  Bancorp believes these ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.  Because GAAP does not include capital ratio measures, there are no GAAP financial measures comparable to these ratios. The following table reconciles Bancorp’s calculation of the measures to amounts reported under GAAP.

(in thousands, except per share data)	March 31, 2010	December 31, 2009
Total equity (a)	$157,336	$153,614
Less goodwill	(682)	(682)
Tangible common equity (c)	$156,654	$152,932

Total assets (b)	$1,801,977	1,791,479
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,801,295	$1,790,797

Total shareholders’ equity to total assets (a/b)	8.73%	8.57%
Tangible common equity ratio (c/d)	8.70%	8.54%

Number of outstanding shares (e)	13,683	13,607

Book value per share (a/e)	$11.50	$11.29
Tangible common equity per share (c/e)	11.45	11.24

f)                Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.  The update requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements.  Also, the ASU provides an update on the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for the update on the reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The portion that is currently effective did not have an impact on Bancorp’s consolidated financial statements. The portion that is not yet effective is also not expected to have an impact on Bancorp’s financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2010 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2010.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	954	$21.06	—	—
February 1 - February 28	3,729	21.31	—	—
March 1 - March 31	—	—	—	—
Total	4,683	$21.26	—	—

(1)               First quarter 2010 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options, and shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

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

S.Y. BANCORP, INC.

Date: May 6, 2010	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer