Form 10-Q
period 2010-06-30
S Y BANCORP INC
filed 2010-08-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 29, 2010, was 13,702,339.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

–	Unaudited Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2010 and 2009

–	Unaudited Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2010 and 2009

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
for the six months ended June 30, 2010

–	Unaudited Condensed Consolidated Statements of Comprehensive Income
for the three and six months ended June 30, 2010 and 2009

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

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$32,171	$25,773
Federal funds sold	42,649	6,651
Mortgage loans held for sale	6,763	13,249
Securities available for sale (amortized cost of $205,396 in 2010 and $224,488 in 2009)	211,731	228,225
Securities held to maturity (fair value of $27 in 2010 and $37 in 2009)	25	35
Federal Home Loan Bank stock and other securities	5,772	5,547
Loans	1,477,304	1,435,462
Less allowance for loan losses	22,933	20,000
Net loans	1,454,371	1,415,462
Premises and equipment, net	28,143	28,016
Bank owned life insurance	25,621	25,130
Accrued interest receivable	5,953	5,745
Other assets	46,279	37,646
Total assets	$1,859,478	$1,791,479
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$250,427	$211,352
Interest bearing	1,223,404	1,206,832
Total deposits	1,473,831	1,418,184
Securities sold under agreements to repurchase	53,759	51,321
Federal funds purchased	18,437	19,518
Other short-term borrowings	1,483	1,809
Accrued interest payable	455	427
Other liabilities	38,130	45,223
Federal Home Loan Bank advances	70,448	60,453
Subordinated debentures	40,900	40,930
Total liabilities	1,697,443	1,637,865
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,695,379 and 13,606,532 shares in 2010 and 2009, respectively	6,540	6,244
Additional paid-in capital	11,409	9,729
Retained earnings	140,200	135,442
Accumulated other comprehensive income	3,886	2,199
Total stockholders’ equity	162,035	153,614
Total liabilities and stockholders’ equity	$1,859,478	$1,791,479

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2010 and 2009

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans	$19,715	$19,204	$38,929	$37,947
Federal funds sold	19	17	44	20
Mortgage loans held for sale	53	105	119	181
Securities — taxable	1,376	1,187	2,780	2,608
Securities — tax-exempt	285	284	533	558
Total interest income	21,448	20,797	42,405	41,314
Interest expense:
Deposits	3,394	4,664	7,076	9,337
Fed funds purchased	8	16	17	38
Securities sold under agreements to repurchase	81	49	168	108
Federal Home Loan Bank advances	556	868	1,081	1,648
Subordinated debentures	862	883	1,722	1,758
Total interest expense	4,901	6,480	10,064	12,889
Net interest income	16,547	14,317	32,341	28,425
Provision for loan losses	2,384	2,200	5,079	3,825
Net interest income after provision for loan losses	14,163	12,117	27,262	24,600
Non-interest income:
Investment management and trust services	3,232	2,801	6,493	5,472
Service charges on deposit accounts	2,119	2,038	4,003	3,849
Bankcard transaction revenue	863	747	1,614	1,406
Gains on sales of mortgage loans held for sale	445	444	830	943
Brokerage commissions and fees	503	437	959	822
Bank owned life insurance income	248	245	491	488
Other	576	1,352	1,629	1,645
Total non-interest income	7,986	8,064	16,019	14,625
Non-interest expenses:
Salaries and employee benefits	8,319	7,669	16,408	15,069
Net occupancy expense	1,296	1,013	2,572	2,021
Data processing expense	1,322	1,248	2,459	2,279
Furniture and equipment expense	321	307	635	599
FDIC insurance expense	531	1,245	1,002	1,667
Other	2,655	2,548	5,183	4,664
Total non-interest expenses	14,444	14,030	28,259	26,299
Income before income taxes	7,705	6,151	15,022	12,926
Income tax expense	2,149	1,863	4,485	3,901
Net income	$5,556	$4,288	$10,537	$9,025
Net income per share:
Basic	$0.41	$0.32	$0.77	$0.67
Diluted	$0.40	$0.31	$0.77	$0.66
Average common shares:
Basic	13,690	13,564	13,668	13,532
Diluted	13,790	13,729	13,752	13,683

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(In thousands)

	2010	2009
Operating activities:
Net income	$10,537	$9,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,079	3,825
Depreciation, amortization and accretion, net	1,653	1,009
Deferred income tax benefit	(1,184)	(848)
Gain on sales of mortgage loans held for sale	(830)	(943)
Origination of mortgage loans held for sale	(54,494)	(139,441)
Proceeds from sale of mortgage loans held for sale	61,810	127,875
Bank owned life insurance income	(491)	(488)
Decrease in value of private investment fund	(368)	(142)
Loss on the sale of premises and equipment	2	—
(Loss) gain on the sale of other real estate	(51)	2
Stock compensation expense	455	328
Excess tax benefits from share-based compensation arrangements	(48)	(98)
Reversal of valuation of mortgage servicing rights	—	(176)
(Increase) decrease in accrued interest receivable and other assets	(7,804)	1,336
Increase in accrued interest payable and other liabilities	11,257	851
Net cash provided by operating activities	25,523	2,115
Investing activities:
Purchases of securities available for sale	(91,798)	(116,082)
Proceeds from maturities of securities available for sale	110,259	64,032
Proceeds from maturities of securities held to maturity	10	4
Net increase in loans	(63,540)	(51,731)
Purchases of premises and equipment	(1,353)	(723)
Proceeds from disposal of premises and equipment	3	—
Proceeds from sale of other real estate	887	58
Net cash used in investing activities	(45,532)	(104,442)
Financing activities:
Net increase in deposits	55,647	66,088
Net increase in securities sold under agreements to repurchase and federal funds purchased	1,357	25,599
Net (decrease) increase in other short-term borrowings	(326)	585
Proceeds from Federal Home Loan Bank advances	10,000	20,460
Repayments of Federal Home Loan Bank advances	(5)	(2)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	442	1,060
Excess tax benefits from share-based compensation arrangements	48	98
Common stock repurchases	(79)	(296)
Cash dividends paid	(4,649)	(4,589)
Net cash provided by financing activities	62,405	108,973
Net increase in cash and cash equivalents	42,396	6,646
Cash and cash equivalents at beginning of period	32,424	27,113
Cash and cash equivalents at end of period	$74,820	$33,759
Supplemental cash flow information:
Income tax payments	$4,080	$4,495
Cash paid for interest	10,036	12,995
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,364	$60

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2010

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614

Net income	—	—	—	10,537	—	10,537

Change in accumulated other comprehensive income, net of tax	—	—	—	—	1,687	1,687

Stock compensation expense	—	—	455	—	—	455

Stock issued for stock options exercised and dividend reinvestment plan	44	149	461	—	—	610

Stock issued for non-vested restricted stock	54	181	961	(1,142)	—	—

Cash dividends, $0.34 per share	—	—	—	(4,669)	—	(4,669)

Shares repurchased or cancelled	(10)	(34)	(197)	32	—	(199)

Balance June 30, 2010	13,695	$6,540	$11,409	$140,200	$3,886	$162,035

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2010 and 2009

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$5,556	$4,288	$10,537	$9,025
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $598, ($58), $908 and ($451), respectively)	1,110	(108)	1,687	(838)
Other comprehensive income (loss)	1,110	(108)	1,687	(838)
Comprehensive income	$6,666	$4,180	$12,224	$8,187

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued.

Interim results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results for the entire year.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

June 30, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$102,084	$3,098	$—	$105,182
Mortgage-backed securities	56,312	2,487	—	58,799
Obligations of states and political subdivisions	45,750	915	100	46,565
Trust preferred securities of financial institutions	1,250	—	65	1,185

Total securities available for sale	$205,396	$6,500	$165	$211,731

December 31, 2009	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$3,000	$19	$—	$3,019
Government sponsored enterprise obligations	122,761	2,006	79	124,688
Mortgage-backed securities	65,179	1,519	17	66,681
Obligations of states and political subdivisions	32,298	689	175	32,812
Trust preferred securities of financial institutions	1,250	—	225	1,025

Total securities available for sale	$224,488	$4,233	$496	$228,225

S.Y. BANCORP, INC. AND SUBSIDIARY

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

June 30, 2010	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$25	$2	$—	$27

December 31, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$35	$2	$—	$37

In addition to the available for sale and held to maturity portfolios, investment securities held by Bancorp include certain securities which are not readily marketable. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.  These securities are carried at cost as follows:

	June 30,	December 31,
Federal Home Loan Bank stock and other securities	2010	2009
(in thousands)

Federal Home Loan Bank stock	$4,771	$4,546
Other securities	1,001	1,001
Total Federal Home Loan Bank stock and other securities	$5,772	$5,547

S.Y. BANCORP, INC. AND SUBSIDIARY

A summary of securities as of June 30, 2010 based on contractual maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$26,426	$26,462	$—	$—
Due within one year through five years	80,001	82,438	—	—
Due within five years through ten years	39,043	40,419	24	25
Due after ten years	59,926	62,412	1	2

	$205,396	$211,731	$25	$27

Securities with unrealized losses at June 30, 2010 and December 31, 2009, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2010
Government sponsored enterprise obligations	$—	$—	$—	$—	$—	—
Obligations of states and political subdivisions	9,303	71	2,053	29	11,356	100
Trust preferred securities of financial institutions	—	—	1,185	65	1,185	65

Total temporarily impaired securities	$9,303	$71	$3,238	$94	$12,541	$165

December 31, 2009
Government sponsored enterprise obligations	$13,402	$79	$—	$—	$13,402	$79
Mortgage-backed securities	9,692	17	—	—	9,692	17
Obligations of states and political subdivisions	8,084	175	—	—	8,084	175
Trust preferred securities of financial institutions	—	—	1,025	225	1,025	225

Total temporarily impaired securities	$31,178	$271	$1,025	$225	$32,203	$496

S.Y. BANCORP, INC. AND SUBSIDIARY

The investment portfolio includes a significant level of obligations of states and political subdivisions. The issuers of the bonds are generally school districts or essential-service public works projects. The bonds are primarily concentrated in Kentucky, Indiana and Ohio. Each of these securities has a rating of A or better by a recognized bond rating agency.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased. These investments consist of 22 and 14 separate investment positions as of June 30, 2010 and December 31, 2009 that are not considered other-than-temporarily impaired. Based on these detailed reviews, Bancorp has not recorded other-than-temporary losses on any securities held at June 30, 2010.

As of June 30, 2010, Bancorp had four securities with a total carrying value of $3,238,000 which had been impaired for 12 months or longer. Two of these are obligations of a large school district in Kentucky with a total amortized cost of $2,082,000 and an unrealized loss totaling $29,000 caused by interest rate changes and other market conditions. The remaining two are trust preferred securities with a total amortized cost of $1,250,000 and an unrealized loss totaling $65,000 caused by interest rate changes and other market conditions. As of June 30, 2010, one of the trust preferred securities has a credit rating below investment grade — Caa1 by Moody’s Investor Service. This security has an amortized cost of $1,000,000, a carrying value of $959,600, and an unrealized loss of $40,400. Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition. Based on the evaluation as of June 30, 2010, management is of the opinion that none of the securities is other-than-temporarily impaired. Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense. These forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan. Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards. At Bancorp’s Annual Meeting of Shareholders held on April 21, 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan. As of June 30, 2010, there were 763,680 shares available for future awards.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

Bancorp recognized, within salaries and employee benefits in the consolidated statements of income, stock-based compensation expense as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation expense before income taxes	$247,200	$179,900	$455,200	$328,200
Deferred tax benefit	86,500	63,000	159,300	114,900
Reduction of net income	$160,700	$116,900	$295,900	$213,300

Bancorp expects to record an additional $498,000 of stock-based compensation expense in 2010. As of June 30, 2010, Bancorp has $2,862,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $429,000 and $808,000 from the exercise of options during the first six months of 2010 and 2009, respectively.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

A summary of stock option and SARs activity and related information for the six months ended June 30, 2010 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2009
Vested and exercisable	730	$9.82-26.83	$20.50	$1,664	$4.52	4.42
Unvested	276	20.90-26.83	23.81	—	5.41	7.93
Total outstanding	1,006	9.82-26.83	21.41	1,664	4.76	5.38

Granted	85	21.03	21.03	166	5.31
Exercised	(44)	9.82-22.81	12.40	445	2.54
Forfeited	(10)	22.14-26.83	23.91	2	5.41

At June 30, 2010
Vested and exercisable	763	9.82-26.83	21.33	1,811	4.73	4.38
Unvested	274	21.03-26.83	22.85	231	5.36	8.23
Total outstanding	1,037	9.82-26.83	21.73	$2,042	4.90	5.40

Vested during quarter	—	—	—	$—	—

The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average fair values of options and SARs granted in 2010 and 2009 were $5.31 and $5.36, respectively.

In the first quarter of 2010, Bancorp granted 84,558 SARs at the current market price of $21.03 and a fair value of $5.31. Also, in the first quarter of 2010, Bancorp granted 54,292 shares of common stock at the current market price of $21.03. No SARs or common stock grants were awarded in the second quarter of 2010.

S.Y. BANCORP, INC. AND SUBSIDIARY

(4)                     Allowance for Loan Losses and Impaired Loans

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 follows (in thousands):

	2010	2009
Beginning balance January 1,	$20,000	$15,381
Provision for loan losses	5,079	3,825
Loans charged off	(2,560)	(2,458)
Recoveries	414	329
Ending balance June 30,	$22,933	$17,077

Information about impaired loans follows (in thousands):

	June 30, 2010	December 31, 2009
Principal balance of impaired loans	$13,187	$11,208
Impaired loans with a valuation allowance	8,715	8,688
Amount of valuation allowance	1,685	1,676
Impaired loans with no valuation allowance	4,472	2,520
Average balance of impaired loans for the period	12,505	7,005

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $70.5 million, at June 30, 2010, comprised of six separate advances as detailed in the table below (in thousands).

Amount	Type	Amortization	Maturity	Call Feature	Next Call Date
$20,000	Fixed rate	None	December 2010	Quarterly	June 2010
20,000	Fixed rate	None	May 2012	Quarterly	May 2010
10,000	Fixed rate	None	April 2012	Non callable
10,000	Fixed rate	None	April 2014	Non callable
10,000	Fixed rate	None	May 2014	Non callable
448	Fixed rate	15 Year	April 2024	Non callable
$70,448

For the first five advances, interest payments are due monthly, with principal due at maturity. For the sixth advance, principal and interest payments are due monthly based on a 15 year amortization schedule. The weighted average rate of these six advances was 3.33% at June 30, 2010. Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $129.8 million as of June 30, 2010 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $10 million outstanding at June 30, 2010. Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank. Kentucky law requires these deposit accounts to be backed by some form of collateral above the $250,000 per account protection provided by the FDIC. The

S.Y. BANCORP, INC. AND SUBSIDIARY

standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

(6)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. Annual evaluations have resulted in no charges for impairment. Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000. This goodwill is assigned to the commercial banking segment of Bancorp.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value. The estimated fair values of MSRs at June 30, 2010 and December 31, 2009 were $1,762,000 and $2,475,000, respectively. The total outstanding principal balances of loans serviced for others were $212,640,000 and $194,414,000 at June 30, 2010, and December 31, 2009 respectively. Changes in the net carrying amount of MSRs for the six months ended June 30, 2010 and 2009 are shown in the following table.

(in thousands)	2010	2009
Balance at beginning of period	$1,616	$426
Originations	257	633
Amortization	(236)	(95)
Impairment reversal	—	176
Balance at June 30	$1,637	$1,140

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers. Benefits vest based on years of service. The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets. The Bank maintains life insurance policies on certain current and former executives, the income from which will help to offset the cost of benefits. The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $31,000 and $32,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the net periodic benefit costs totaled $62,000 and $64,000, respectively.

(8)                     Commitments and Contingent Liabilities

As of June 30, 2010, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $360,328,000 including standby letters of credit of $16,673,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2010. Commitments to extend credit were $379,075,000, including letters of credit of $26,655,000, as of December 31, 2009. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Bancorp has commercial customers who entered into interest rate swap agreements with another financial institution to manage their own interest rate risk.  Bancorp assisted two customers by guaranteeing performance of the swaps with the other financial institutions.  Accordingly, Bancorp entered into risk participation agreements as a guarantor. The agreement stipulates that, in the event of default by the Bank’s customer on the interest rate swap, Bancorp will reimburse a portion of the loss, if any, borne by the other financial institution. These interest rate swaps are normally collateralized — generally with real property, inventories and equipment — by the customer, which limits Bancorp’s credit risk associated with the agreements. The terms of the agreements range from 10 to 32 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated, because it is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at June 30, 2010, Bancorp would have been required to make payments of approximately $362,000.  Management believes the unamortized fee income of $15,000 recorded in other liabilities materially approximates the fair value of these guarantees.

Bancorp has commercial customers who require international letters of credit for their business needs.  Bancorp assisted several customers by guaranteeing performance of the letters of credit with a correspondent financial institution.  Accordingly, Bancorp has entered into an agreement whereby Bancorp is ultimately liable for the repayment in the event of non-performance by our customer.  The terms of the agreements range from 2 to 10 months.  If an event of default on all contracts had occurred at June 30, 2010, Bancorp would have been required to make payments of approximately $2,673,000.  These letters of credit are normally collateralized — generally with inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of June 30, 2010.

S.Y. BANCORP, INC. AND SUBSIDIARY

(10)              Net Income Per Share

The following table reflects, for the three ended June 30, 2010 and 2009, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Net income, basic and diluted	$5,556	$4,288	$10,537	$9,025
Average shares outstanding	13,690	13,564	13,668	13,532
Effect of dilutive securities	100	165	84	151

Average shares outstanding including dilutive securities	13,790	13,729	13,752	13,683

Net income per share, basic	$0.41	$0.32	$0.77	$0.67
Net income per share, diluted	$0.40	$0.31	$0.77	$0.66

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

S.Y. BANCORP, INC. AND SUBSIDIARY

Selected financial information by business segment for the three and six month periods ended June 30, 2010 and 2009 follows:

	Three months		Six Months
	ended June 30		ended June 30
(In thousands)	2010	2009	2010	2009
Net interest income
Commercial banking	$16,503	$14,249	$32,250	$28,278
Investment management and trust	44	68	91	147
Total	$16,547	$14,317	$32,341	$28,425
Provision for loan losses:
Commercial banking	$2,384	$2,200	$5,079	$3,825
Investment management and trust	—	—	—	—
Total	$2,384	$2,200	$5,079	$3,825
Non-interest income:
Commercial banking	$4,754	$5,263	$9,526	$9,153
Investment management and trust	3,232	2,801	6,493	5,472
Total	$7,986	$8,064	$16,019	$14,625
Non-interest expense:
Commercial banking	$12,519	$12,327	$24,516	$23,074
Investment management and trust	1,925	1,703	3,743	3,225
Total	$14,444	$14,030	$28,259	$26,299
Tax expense
Commercial banking	$1,676	$1,455	$3,490	$3,063
Investment management and trust	473	408	995	838
Total	$2,149	$1,863	$4,485	$3,901
Net income:
Commercial banking	$4,678	$3,530	$8,691	$7,469
Investment management and trust	878	758	1,846	1,556
Total	$5,556	$4,288	$10,537	$9,025

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2010 and December 31, 2009 the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

S.Y. BANCORP, INC. AND SUBSIDIARY

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of June 30, 2010 and December 31, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

(13)              Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers as described below.

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

At June 30, 2010, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated statements of financial condition at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

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

At June 30, 2010, two of the outstanding swap agreements have a forward-effective date in the fourth quarter of 2010. The remaining swap agreements had cash flow payments due in the second quarter of 2010.  Exchanges of cash flows related to the interest rate swap agreements for the second quarter of 2010 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At June 30, 2010 and December 31, 2009, Bancorp had contracts to make payments at a variable rate determined by a specified index (1 month LIBOR) in exchange for receiving payments at a fixed rate.  Correspondingly, at June 30, 2010 and December 31, 2009, Bancorp had contracts to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by a specified index (1 month LIBOR).  A summary of the contracts is as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Notional amount	$5,393	$5,500	$5,393	$5,500
Weighted average maturity	8.6	9.1	8.6	9.1
Fair value	$(332)	$(94)	$332	$94

S.Y. BANCORP, INC. AND SUBSIDIARY

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

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

Government sponsored enterprise obligations	$105,182	$—	$105,182	$—
Mortgage-backed securities	58,799	—	58,799	—
Obligations of states and political subdivisions	46,565	—	46,565	—
Trust preferred securities of financial institutions	1,185	1,185	—	—

Total investment securities available for sale	211,731	1,185	210,546	—

Interest rate swap	332	—	332	—

Total Assets	$212,063	$1,185	$210,878	$—

Liabilities

Interest rate swap	$332	$—	$332	$—

S.Y. BANCORP, INC. AND SUBSIDIARY

	Fair value at December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,019	$—	$3,019	$—
Government sponsored enterprise obligations	124,688	—	124,688	—
Mortgage-backed securities	66,681	—	66,681	—
Obligations of states and political subdivisions	32,812	—	32,812	—
Trust preferred securities of financial institutions	1,025	1,025	—	—

Total investment securities available for sale	228,225	1,025	227,200	—

Interest rate swap	94		94	—

Total Assets	$228,319	$1,025	$227,294	$—

Liabilities

Interest rate swap	$94	$—	$94	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for June 30, 2010 or December 31, 2009.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  For the year ended December 31, 2009, the MSR valuation allowance reversals totaled $176,000.  A corresponding increase of $176,000 was included in earnings for 2009.  At June 30, 2010 and December 31, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2010 or 2009.

Bancorp’s investment in a bank in one of Bancorp’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of June 30, 2010, the carrying value of the investment is $520,000, and is not included in the table below as the fair value of the investment exceeds the cost.  Because Bancorp evaluated this investment based on a quoted price for this security in a market that is generally not active, the measurement was classified as Level 2.

S.Y. BANCORP, INC. AND SUBSIDIARY

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At June 30, 2010 and December 31, 2009, the carrying value of other real estate owned was $1,978,000 and $1,556,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at June 30, 2010 and December 31, 2009.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

					Losses for 6 month
	Fair value at June 30, 2010				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2010
Impaired loans	$7,030	$—	$—	$7,030	$(755)

					Losses for 6 month
	Fair value at December 31, 2009				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2009
Impaired loans	$7,012	$—	$—	$7,012	$(388)

S.Y. BANCORP, INC. AND SUBSIDIARY

(15)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$74,820	$74,820	$32,424	$32,424
Mortgage loans held for sale	6,763	7,268	13,249	13,268
Securities	211,756	211,758	228,260	228,262
Federal Home Loan Bank stock and other securities	5,772	5,772	5,547	5,547
Loans, net	1,454,371	1,477,485	1,415,462	1,440,374
Accrued interest receivable	5,953	5,953	5,745	5,745
Interest rate swap	332	332	94	94

Financial liabilities
Deposits	$1,473,831	$1,488,255	$1,418,184	$1,429,863
Short-term borrowings	73,679	74,000	72,648	72,765
Long-term borrowings	111,348	113,263	101,383	109,959
Accrued interest payable	455	455	427	427
Interest rate swap	332	332	94	94

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(250)	—	(400)

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

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2010 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2010 compared to

S.Y. BANCORP, INC. AND SUBSIDIARY

the year ended December 31, 2009. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2010 through June 30

Bancorp completed the second quarter and first six months of 2010 with more net income than the comparable periods of 2009 by 30% and 17%, respectively.  The increases are due to loan growth, an improvement in net interest margin and increasing income from investment management and trust services, bankcard transaction revenue, and brokerage income, somewhat offset by a higher provision for loan losses and increasing non-interest expenses. Diluted earnings per share for the second quarter and first six months of 2010 increased 29.0% and 16.7% respectively.

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

Year-over-year total loans increased $79 million or 6%, and this was the driving force for growth in interest income.  Increased loan volume more than offset the negative effect of declining interest rates over the past year.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings.  The average rate earned on assets decreased in the first six months of 2010 compared to the same period in 2009 as the rates earned on loans and investments declined.  Rates paid on liabilities decreased more than rates earned on assets, contributing to an increased net interest spread and net interest margin compared to the first six months of 2009.

Distinguishing Bancorp from other similarly sized community banks is its diverse revenue stream, and non-interest income continued to be a key contributor to earnings in the first six months of 2010.  Total non-interest income increased 10% in the first six months of 2010 compared to the same period in 2009.  The increase is due largely to increased income from investment management and trust services, as well as realized and unrealized gains on an investment in a domestic private investment fund.  Income from investment management and trust services, which constitutes the single largest component of non-interest income increased 19% for the first six months of 2010 due to higher asset values and a modest increase in non-recurring estate fees. Revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.  In addition, Bancorp experienced increases in service charges on deposit accounts, bankcard transaction income, and brokerage income.  Partially offsetting the increases were decreases

S.Y. BANCORP, INC. AND SUBSIDIARY

in gains on sales of mortgage loans held for sale as the volume of transactions in that area has declined from an all-time high in 2009.

Higher non-interest expense for the first six months of 2010 was reflected in salaries and benefits, occupancy expenses, and data processing, partially offset by decreases on state bank taxes and FDIC insurance expense. Bancorp’s second quarter efficiency ratio was 58.10% compared with 57.31% in the first quarter of 2010 and 61.96% in the second quarter last year.

Also impacting 2010 results, Bancorp’s provision for loan losses was $5,079,000 for the first six months of 2010 compared to $3,825,000 for the same period in 2009.  The increased provision results from a consistent allowance methodology that is driven by risk ratings.  Management continues to be concerned that the current economic downturn and prospects for a slow recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  Bancorp’s allowance for loan losses was 1.55% of total loans at June 30, 2010, compared with 1.39% of total loans at December 31, 2009, and 1.22% at June 30, 2009.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 8.68% as of June 30, 2010, compared to 8.54% at December 31, 2009.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,556,000 for the three months ended June 30, 2010 increased $1,268,000, or 29.6%, from $4,288,000 for the comparable 2009 period.  Basic net income per share was $0.41 for the second quarter of 2010, an increase of 28.1% from the $0.32 for the second quarter of 2009.  Net income per share on a diluted basis was $0.40 for the second quarter of 2010, compared to $0.31 for the second quarter of 2009; a 29.0% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.23% and 13.93%, respectively, for the second quarter of 2010, compared to 1.01% and 11.53%, respectively, for the same period in 2009.

Net income of $10,537,000 for the six months ended June 30, 2010 increased $1,512,000, or 16.8%, from $9,025,000 for the comparable 2009 period.  Basic net income per share was $0.77 for the first six months of 2010, compared to $0.67 for the same period of 2009.  Net income per share on a diluted basis was $0.77 for the first six months of 2010 compared to $0.66 for the same period of 2009.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.18% and 13.35%, respectively, for the first six months of 2010, compared to 1.10% and 12.33%, respectively, for the same period in 2009.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2010 and 2009 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

S.Y. BANCORP, INC. AND SUBSIDIARY

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$32,260	$19	0.24%	$30,751	$17	0.22%
Mortgage loans held for sale	3,966	53	5.36%	7,953	105	5.30%
Securities:
Taxable	167,618	1,322	3.16%	137,466	1,137	3.32%
Tax-exempt	33,388	408	4.90%	28,010	406	5.81%
FHLB stock	5,772	54	3.75%	5,096	50	3.94%
Loans, net of unearned income	1,460,147	19,918	5.47%	1,390,379	19,346	5.58%

Total earning assets	1,703,151	21,774	5.13%	1,599,655	21,061	5.28%

Less allowance for loan losses	22,592			16,691

	1,680,559			1,582,964
Non-earning assets:
Cash and due from banks	28,819			25,395
Premises and equipment	28,117			27,507
Accrued interest receivable and other assets	75,807			58,642

Total assets	$1,813,302			$1,694,508

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$249,326	$117	0.19%	$226,177	$121	0.21%
Savings deposits	66,165	41	0.25%	52,800	18	0.14%
Money market deposits	430,963	805	0.75%	319,739	534	0.67%
Time deposits	469,642	2,431	2.08%	517,486	3,991	3.09%
Securities sold under agreements to repurchase	51,028	81	0.64%	43,804	49	0.45%
Fed funds purchased and other short term borrowings	18,498	8	0.17%	28,082	16	0.23%
FHLB advances	65,064	556	3.43%	84,085	868	4.14%
Long-term debt	40,900	862	8.45%	40,930	883	8.65%

Total interest bearing liabilities	1,391,586	4,901	1.41%	1,313,103	6,480	1.98%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	225,769			195,128
Accrued interest payable and other liabilities	35,964			37,164
Total liabilities	1,653,319			1,545,395

Stockholders’ equity	159,983			149,113

Total liabilities and stockholders’ equity	$1,813,302			$1,694,508
Net interest income		$16,873			$14,581
Net interest spread			3.72%			3.30%
Net interest margin			3.97%			3.66%

S.Y. BANCORP, INC. AND SUBSIDIARY

	Six months ended June 30
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$43,233	$44	0.21%	$17,348	$20	0.23%
Mortgage loans held for sale	4,388	119	5.47%	6,947	181	5.25%
Securities:
Taxable	167,065	2,671	3.22%	133,429	2,509	3.79%
Tax-exempt	29,881	763	5.15%	27,639	798	5.82%
FHLB stock	5,661	109	3.88%	4,722	99	4.23%
Loans, net of unearned income	1,449,203	39,302	5.47%	1,375,964	38,234	5.60%

Total earning assets	1,699,431	43,008	5.10%	1,566,049	41,841	5.39%

Less allowance for loan losses	21,727			16,249

	1,677,704			1,549,800

Non-earning assets:
Cash and due from banks	27,354			25,441
Premises and equipment	28,028			27,652
Accrued interest receivable and other assets	71,910			58,315

Total assets	$1,804,996			$1,661,208

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$243,616	$230	0.19%	$220,274	$218	0.20%
Savings deposits	64,159	83	0.26%	49,595	25	0.10%
Money market deposits	416,125	1,508	0.73%	321,831	1,120	0.70%
Time deposits	489,895	5,255	2.16%	506,582	7,974	3.17%
Securities sold under agreements to repurchase	53,225	168	0.64%	48,182	108	0.45%
Fed funds purchased and other
short term borrowings	18,727	17	0.18%	22,976	38	0.33%
FHLB advances	62,770	1,081	3.47%	77,117	1,648	4.31%
Long-term debt	40,902	1,722	8.49%	40,931	1,758	8.66%

Total interest
bearing liabilities	1,389,419	10,064	1.46%	1,287,488	12,889	2.02%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	220,181			189,399
Accrued interest payable and other liabilities	36,274			36,690
Total liabilities	1,645,874			1,513,577

Stockholders’ equity	159,122			147,631

Total liabilities and stockholders’ equity	$1,804,996			$1,661,208
Net interest income		$32,944			$28,952
Net interest spread			3.64%			3.37%
Net interest margin			3.91%			3.73%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $326,000 and $264,000, respectively, for the three month periods ended June 30, 2010 and 2009 and $603,000 and $527,000, respectively, for the six month periods ended June 30, 2010 and 2009.

Fully taxable equivalent net interest income of $16,873,000 for the three months ended June 30, 2010 increased $2,292,000, or 15.7%, from $14,581,000 when compared to the same period last year. Net interest spread and net interest margin were 3.72% and 3.97%, respectively, for the second quarter of 2010 and 3.30% and 3.66%, respectively, for the second quarter of 2009.

Fully taxable equivalent net interest income of $32,944,000 for the six months ended June 30, 2010 increased $3,992,000, or 13.8%, from $28,952,000 when compared to the same period last year. Net interest spread and net interest margin were 3.64% and 3.91%, respectively, for the first six months of 2010 and 3.37% and 3.73%, respectively, for the first six months of 2009.

Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $440 million, or 72% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $128 million or 21% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $45 million of variable rate loans, or 7% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average earning assets increased $133.4 million or 8.5%, to $1.699 billion for the first six months of 2010 compared to 2009, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $101.9 million, or 7.9%, to $1.389 billion for the first six months of 2010 compared to 2009 primarily due to increases in interest bearing demand and money market deposits, partially offset by decreases in certificates of deposits and FHLB borrowings.

S.Y. BANCORP, INC. AND SUBSIDIARY

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2010 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 to 200 basis points in interest rates would have a slightly positive impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.44)%
Increase 100bp	(2.83)
Decrease 100bp	3.47
Decrease 200bp	2.48

Approximately 30% of total loans are indexed to the prime rate, and have floors of 4% or higher.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will increase.  This effect, captured in our simulation analysis above, slightly offsets the normal positive impact of rising rates.  Analysis of rates increasing more than 400 bp indicates a positive effect on net interest income.

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

Provision for Loan Losses

The provision for loan losses increased $1,254,000 for the first six months of 2010 compared to the same period in 2009 in response to Bancorp’s assessment of risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio. Management has established loan grading procedures which result in specific allowance allocations for any

S.Y. BANCORP, INC. AND SUBSIDIARY

estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2010.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2010 and 2009 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009

Balance at the beginning of the period	$21,811	$16,208	$20,000	$15,381
Provision for loan losses	2,384	2,200	5,079	3,825
Loan charge-offs, net of recoveries	(1,262)	(1,331)	(2,146)	(2,129)
Balance at the end of the period	$22,933	$17,077	$22,933	$17,077
Average loans, net of unearned income	$1,460,147	$1,390,379	$1,449,203	$1,375,964
Provision for loan losses to average loans (1)	0.16%	0.16%	0.35%	0.28%
Net loan charge-offs to average loans (1)	0.09%	0.10%	0.15%	0.15%
Allowance for loan losses to average loans	1.57%	1.23%	1.58%	1.24%
Allowance for loan losses to period-end loans	1.55%	1.22%	1.55%	1.22%
Allowance to nonperforming loans	166.13%	193.62%	166.13%	193.62%

(1) Amounts not annualized

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2010 and 2009 follows:

	Three Months		Six Months
(in thousands)	Ended June 30		Ended June 30
Net loan charge-offs (recoveries)	2010	2009	2010	2009
Commercial and industrial	$658	$199	$786	$415
Construction and development	(1)	234	298	234
Real estate mortgage - commercial investment	195	—	448	55
Real estate mortgage - owner occupied commercial	95	593	235	593
Real estate mortgage - 1-4 family residential	115	286	244	361
Home equity	89	—	89	46
Consumer	111	19	46	425
Total net loan charge-offs	$1,262	$1,331	$2,146	$2,129

S.Y. BANCORP, INC. AND SUBSIDIARY

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2010 and 2009.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2010	2009	2010	2009

Non-interest income:
Investment management and trust services	$3,232	$2,801	$6,493	$5,472
Service charges on deposit accounts	2,119	2,038	4,003	3,849
Bankcard transaction revenue	863	747	1,614	1,406
Gains on sales of mortgage loans held for sale	445	444	830	943
Brokerage commissions and fees	503	437	959	822
Bank owned life insurance income	248	245	491	488
Other	576	1,352	1,629	1,645
Total non-interest income	$7,986	$8,064	$16,019	$14,625
Non-interest expenses:
Salaries and employee benefits	$8,319	$7,669	$16,408	$15,069
Net occupancy expense	1,296	1,013	2,572	2,021
Data processing expense	1,322	1,248	2,459	2,279
Furniture and equipment expense	321	307	635	599
FDIC insurance expense	531	1,245	1,002	1,667
Other	2,655	2,548	5,183	4,664
Total non-interest expenses	$14,444	$14,030	$28,259	$26,299

Total non-interest income decreased $78,000, or 1.0%, for the second quarter of 2010 and increased $1,394,000, or 9.5% for the first six months of 2010, compared to the same periods in 2009.

Investment management and trust services income increased $431,000, or 15.4%, in the second quarter of 2010, as compared to the same period in 2009, primarily due to the impact of an increased market value of assets under management and a modest increase in executor fees.  For the first six months of 2010, investment management and trust services income increased $1,021,000, or 18.7%, compared to 2009.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Growth in assets from net new accounts and improving broader markets has resulted in an increase in investment management fees.  Trust assets under management at June 30, 2010 were $1.50 billion, compared to $1.38 billion at June 30, 2009.

Service charges on deposit accounts increased $81,000, or 4.0%, in the second quarter of 2010, and $154,000, or 4.0%, for the first six months of 2010, as compared to the same periods in 2009.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation requires that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  While it is difficult to predict the impact of this change, management believes this requirement will result in some decline in service charge income in the second half of 2010.

S.Y. BANCORP, INC. AND SUBSIDIARY

Bankcard transaction revenue increased $116,000, or 15.5%, in the second quarter of 2010, and increased $208,000, or 14.8%, for the first six months of 2010, as compared to the same periods in 2009. Primarily representing income the Bank derives from customers’ use of debit cards, results for the first six months of 2010 compared favorably to the same period in 2009 as bankcard transaction volume continues to increase.  To earn higher interchange fees, Bancorp encourages its customers to process debit card transactions as signature-based transactions and has a rewards program to help with this effort. The upcoming overhaul of financial regulations may negatively impact this source of income.  Approximately 80% of this revenue is interchange income based on rates set by service providers in a competitive market. In the future, this rate may be set by the Federal Reserve Board.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans provide homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans increased $1,000, or 0.2%, in the second quarter of 2010, as compared to the same period in 2009.  For the six months ended June 30, 2009, gains on the sale of mortgage loans decreased 12.0% to $830,000 from $943,000 in 2009.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates fell substantially in late 2008 and have remained at attractive levels through 2009 and 2010 helping contribute to a solid loan volume — mostly refinance activity.  Also, the well-publicized availability of first-time homebuyer tax credits contributed to an increase in purchase activity in late 2009 and 2010.  Volume reached an all-time high in 2009, and has declined in 2010 as many homeowners have already taken advantage of their refinance opportunities.

Brokerage commissions and fees increased $66,000, or 15.1%, in the second quarter of 2010, and increased 137,000 or 16.7% for the first six months of 2010, as compared to the same period in 2009.  These increases corresponded to higher overall brokerage volume, as retail investors exhibited increased confidence in the overall market and the economic outlook.

Bank Owned Life Insurance (BOLI) income totaled $248,000 and $245,000 for the second quarter of 2010 and 2009, respectively, and totaled $491,000 and $488,000 for the first six months of 2010 and 2009, respectively.  Bancorp purchases life insurance policies on the lives of certain officers and is the owner and beneficiary of the policies. Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs.

Other non-interest income decreased $776,000, or 57.4%, in the second quarter of 2010 as compared to the same period in 2009, primarily due to a decrease of $510,000 in the value of the domestic private equity fund, a decrease of $143,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant. Other non-interest income decreased $16,000, or 1.0%, in the first six months of 2010 as compared to the same period in 2009, primarily due to a decrease of $144,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant, partially offset by an increase of $227,000 in the value of the domestic private investment fund.

Total non-interest expenses increased $414,000, or 3.0%, for the second quarter of 2010 as compared to the same period in 2009 and $1,960,000, or 7.5%, for the first six months of 2010 as compared to the same period in 2009.

S.Y. BANCORP, INC. AND SUBSIDIARY

Salaries and employee benefits increased $650,000, or 8.5%, for the second quarter of 2010, and $1,339,000, or 8.9% for the first six months of 2010, as compared to the same periods of 2009, largely due to increases in salaries, bonus accruals and health insurance expense.  The Bank had 474 and 457 full time equivalent employees as of June 30, 2010 and 2009; the expansion in Cincinnati contributed to the overall increase.

Net occupancy expense increased $283,000, or 27.9%, in the second quarter of 2010, and $551,000, or 27.3% in the first six months of 2010, as compared to the same periods of 2009, due to an increase in rent expense, some of which was a one-time charge to reflect the impact of leases with escalation clauses.  Other contributing factors were the addition of a new branch in the Cincinnati market, along with increases in utilities and property taxes.  Data processing expense increased $74,000 or 5.9% for the second quarter of 2010, and $180,000 or 7.9% for the first six months of 2010, as compared to the same period in 2009, primarily due to trust data processing expenses related to tax document preparation.  Furniture and equipment expense increased $14,000 or 4.6% for the second quarter of 2010, and $36,000 or 6.0% for the first six months of 2010, as compared to the same period in 2009.  This fluctuation relates to a variety of factors, none of which is individually significant.

FDIC insurance expense declined $714,000, or 57.3%, for the second quarter of 2010, and $665,000 or 39.9% for the first six months of 2010, as compared to the same periods in 2009.  The decrease is due to a $786,000 special assessment recorded in the second quarter of 2009.

Other non-interest expenses increased $107,000 or 4.2% in the second quarter of 2010, and $519,000 or 11.1% in the first six months of 2010, as compared to the same periods in 2009.  Included in this category are amortization expenses related to MSRs.  Mortgage volume increased the amount of MSRs over 2009 and 2010, resulting in a corresponding increase of MSR amortization of $296,000 for the first six months of 2010 compared to the same period in 2009, partially offset by an impairment reversal of $159,000 in the first quarter, and $20,000 in the second quarter of 2009.  The remaining year-to-date increases in other non-interest expenses are related to an increase of $226,000 in legal and professional fees, partially offset by a decrease of state bank taxes totaling $120,000, and a variety of factors including advertising, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the second quarter of 2010, Bancorp recorded income tax expense of $2,149,000, compared to $1,863,000 for the same period in 2009.  The effective rate for the three month period was 27.9% in 2010 and 30.3% in 2009.  Bancorp recorded income tax expense of $4,485,000 for the first six months of 2010, compared to $3,901,000 for the same period in 2009.  The effective rate for the six month period was 29.9% in 2010 and 30.2% in 2009.  The decrease in the 2010 effective tax rate was primarily due to New Market and historic tax credits arising from Bancorp’s investment in a Louisville revitalization project in the second quarter of 2010.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

b)             Financial Condition

Balance Sheet

Total assets increased $68.0 million, or 3.8%, from $1.791 billion on December 31, 2009 to $1.859 billion on June 30, 2010.  The most significant contributor of the increase in assets was loans, which increased $41.8 million in the first six months while investment securities decreased $16.5 million as a result of maturing short-term securities.  Federal funds sold increased $36.0 million from the end of 2009. In addition to the loan growth represented on the consolidated balance sheet, total loans actually grew by an additional $9.1 million. This growth was offset by the decrease participation loans classified as secured borrowings noted in the “Elements of the Loan Portfolio” section below. Other assets increased $8.6 million, or 22.9%, largely due to Bancorp’s investment in a downtown revitalization project in the second quarter of 2010, which provides new market and historic tax credits.

Total liabilities increased $59.6 million, or 3.6%, from December 31, 2009 to $1.697 billion on June 30, 2010.  The most significant component of the increase was in deposits of $55.6 million or 3.9% in support of loan growth. Securities sold under agreement to repurchase increased $2.4 million or 4.8%, while federal funds purchased decreased $1.1 million or 5.5%.  Other short-term borrowings decreased $326 thousand or 18.0%.  Other liabilities decreased $7.1 million or 15.7% as a result of a decrease in secured borrowings as noted in the “Elements of the Loan Portfolio” section below.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2010	December 31, 2009
Commercial and industrial	$315,462	$336,889
Construction and development	182,436	204,653
Real estate mortgage - commercial investment	337,830	326,421
Real estate mortgage - owner occupied commercial	304,540	230,001
Real estate mortgage - 1-4 family residential	161,466	147,342
Home equity - first lien	41,043	41,644
Home equity - junior lien	98,119	108,398
Consumer	36,408	40,114
Total loans	$1,477,304	$1,435,462

During 2010 Bancorp reviewed and standardized classifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2010 and December 31, 2009, the total loans of this nature were $25,452,000 and $34,599,000 respectively.  A corresponding decrease of $9,147,000 is reflected in other liabilities.

S.Y. BANCORP, INC. AND SUBSIDIARY

Interest Reserves for Construction Loans

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of Bancorp’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, Bancorp believes that its practices related to such interest reserves are appropriate and conservative. When Bancorp underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, Bancorp determines the required borrower cash equity contribution and the maximum amount Bancorp is willing to loan. In the vast majority of cases, Bancorp requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard and soft costs. This results in Bancorp funding the loan later as the project progresses, and accordingly Bancorp typically funds the majority of the budgeted construction period interest through loan advances. Bancorp monitors budgeted interest reserves and does not allow funds allocated to other items to be directed to interest without realized cost savings.  Bancorp also looks to liquid guarantors who are able to make up a liquidity shortfall if required. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2010 was approximately $70.0 million, of which $41.3 million was outstanding at June 30, 2010 and $28.7 million remained to be advanced. Bancorp typically underwrites these construction loans with loan to value ratios remaining within supervisory limits.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $9,640,000, loans past due over 90 days and still accruing of $616,000, and loans accounted for as troubled debt restructuring of $3,548,000, totaled $13,804,000 at June 30, 2010.  Non-performing loans were $12,101,000 at December 31, 2009 including $893,000 of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring of $753,000. The increase reflected ongoing economic pressures as the recession continued and affected more borrowers.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.93% of total loans at June 30, 2010 compared to 0.84% at December 31, 2009.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

S.Y. BANCORP, INC. AND SUBSIDIARY

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Non-accrual loans	$9,640	$10,455
Troubled debt restructuring	3,548	753
Loans past due 90 days or more and still accruing	616	893

Non-performing loans	13,804	12,101

Foreclosed real estate	1,978	1,556
Other foreclosed property	60	60

Non-performing assets	$15,842	$13,717

Non-performing loans as a percentage of total loans	0.93%	0.84%
Non-performing assets as a percentage of total assets	0.85%	0.77%
Allowance for loan losses as a percentage of non-performing loans	166%	165%

The increase in non-performing assets is largely due to the increase in one troubled debt restructuring, as well as other real estate owned.  The addition of $2.8 million to troubled debt restructuring is confined to one borrower. Management believes it is in the best interest of the Bank to grant concessions to the customer and allow the customer adequate time to sell the property securing the loan and repay the loan.  Because of the relatively low level of non-performing assets as compared to peers, Bancorp thus far has been able to approach loan workouts and collateral sales in an orderly fashion to minimize losses.  Should market conditions worsen and non-performing loans spike, this flexibility may be reduced, and management may need to liquidate problem loans more rapidly, thus increasing the possibility of larger losses.

S.Y. BANCORP, INC. AND SUBSIDIARY

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2010	December 31, 2009
Commercial and industrial	$217	$321
Construction and development	3,839	4,246
Real estate mortgage - commercial investment	2,344	2,024
Real estate mortgage - owner occupied commercial	798	2,122
Real estate mortgage - 1-4 family residential	1,613	1,256
Home equity	545	453
Consumer	284	33
Total loans	$9,640	$10,455

The decrease in non-accrual loans reflects charge-offs of certain non-accrual loans. Bancorp has five borrowers, all in our primary market, who account for $6,165,000 or 64% of total non-accrual loans.  Each of these loans is secured by commercial or residential real estate, and at June 30, 2010 there was a total specific allocation in the allowance for loan losses totaling $575,000, representing management’s estimate of credit loss exposure.

Effects of Declines in Real Estate Collateral Values

Despite the fact that Bancorp’s principal market, Louisville, has only experienced a 2.3% decline in home prices since 2008 (Source: Federal Housing Finance Agency), further declines in collateral values, including commercial properties, may indirectly impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength, without reliance on the value of the collateral as a primary repayment source.  Bancorp requires appraisals on real estate at application and assesses the transaction and market conditions to determine if updates are needed at renewal.  Additionally, Bancorp typically evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $42.6 million at June 30, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $211.7 million at June 30, 2010, and included an unrealized net gain of $6.3 million. The portfolio includes maturities of approximately $58.5 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At June 30, 2010, total investment securities pledged for these purposes comprised 38% of the available for sale investment portfolio, leaving $130.6 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2010, such deposits totaled $1.017 billion and represented 69% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As of June 30, 2010, Bancorp had only $20.4 million or 1.4% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2010, the Bank’s additional borrowing capacity with the FHLB was approximately $129.8 million.  Additionally, the Bank had federal funds borrowing lines with correspondent banks totaling $105 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund quarterly cash dividends or quarterly interest payments on the trust preferred securities.  At June 30, 2010, the Bank may pay up to $7.3 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At June 30, 2010, stockholders’ equity totaled $162,035,000, an increase of $8,421,000 since December 31, 2009.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2009.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $3,886,000 at June 30, 2010 and $2,199,000 at December 31, 2009.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2010 and December 31, 2009.

June 30, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$217,356	13.71%	$126,831	8.00%	$ NA	NA
Bank	169,651	10.81%	125,551	8.00%	156,939	10.00%

Tier I risk-based capital (1)
Consolidated	187,467	11.83%	63,387	4.00%	NA	NA
Bank	139,960	8.92%	62,762	4.00%	94,143	6.00%

Leverage (2)
Consolidated	$187,467	10.36%	$54,286	3.00%	NA	NA
Bank	139,960	7.93%	52,948	3.00%	$88,247	5.00%

December 31, 2009	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$210,064	13.55%	$124,023	8.00%	$ NA	NA
Bank	157,535	10.23%	123,195	8.00%	153,993	10.00%

Tier I risk-based capital (1)
Consolidated	180,734	11.66%	62,001	4.00%	NA	NA
Bank	128,245	8.33%	61,582	4.00%	92,373	6.00%

Leverage (2)
Consolidated	$180,734	10.16%	$53,366	3.00%	NA	NA
Bank	128,245	7.24%	53,140	3.00%	$88,567	5.00%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

The variance between the consolidated and the Bank’s capital ratios is largely due to the Bancorp’s 2008 issuance of $30 million of trust preferred securities and a special dividend of $25 million from the Bank to Bancorp in December 2009 as part of a strategy to minimize state bank taxes.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 8.68% as of June 30, 2010, versus 8.54% at December 31, 2009.  Bancorp provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the

S.Y. BANCORP, INC. AND SUBSIDIARY

quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

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

(in thousands, except per share data)	June 30, 2010	December 31, 2009
Total equity (a)	$162,035	$153,614
Less goodwill	(682)	(682)
Tangible common equity (c)	$161,353	$152,932

Total assets (b)	$1,859,478	1,791,479
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,858,796	$1,790,797

Total shareholders' equity to total assets (a/b)	8.71%	8.57%
Tangible common equity ratio (c/d)	8.68%	8.54%

Number of outstanding shares (e)	13,695	13,607

Book value per share (a/e)	$11.83	$11.29
Tangible common equity per share (c/e)	11.78	11.24

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables, which for Bancorp includes loans and standby letters of credit. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for loan losses is to be disclosed by portfolio segment, while credit quality information, impaired loans and nonaccrual status are to be presented by class.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 is expected to result in additional quarterly and annual disclosures beginning in the fourth quarter of 2010.

g)             Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Act, which could have an adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2010 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

S.Y. BANCORP, INC. AND SUBSIDIARY

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2010.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	—
May 1 - May 31	4,168	23.99	—	—
June 1 - June 30	—	—	—	—
Total	4,168	$23.99	—	—

(1)     Second quarter 2010 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

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

S.Y. BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 5, 2010	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer