Form 10-Q
period 2010-09-30
S Y BANCORP INC
filed 2010-11-04
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 29, 2010, was 13,711,873.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Unaudited Condensed Consolidated Balance Sheets September 30, 2010 and December 31, 2009

–	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009

–	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009

–	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010

–	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009

–	Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$26,301	$25,773
Federal funds sold and interest bearing due from banks	5,021	6,651
Mortgage loans held for sale	9,918	13,249
Securities available for sale (amortized cost of $249,683 in 2010 and $224,488 in 2009)	257,806	228,225
Securities held to maturity (fair value of $25 in 2010 and $37 in 2009)	24	35
Federal Home Loan Bank stock and other securities	5,772	5,547
Loans	1,489,398	1,435,462
Less allowance for loan losses	24,433	20,000
Net loans	1,464,965	1,415,462
Premises and equipment, net	30,832	28,016
Bank owned life insurance	25,872	25,130
Accrued interest receivable	5,861	5,745
Other assets	48,750	37,646
Total assets	$1,881,122	$1,791,479
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$251,481	$211,352
Interest bearing	1,211,298	1,206,832
Total deposits	1,462,779	1,418,184
Securities sold under agreements to repurchase	60,911	51,321
Federal funds purchased	23,271	19,518
Other short-term borrowings	1,232	1,809
Accrued interest payable	417	427
Other liabilities	43,558	45,223
Federal Home Loan Bank advances	80,445	60,453
Subordinated debentures	40,900	40,930
Total liabilities	$1,713,513	$1,637,865
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,707,043 and 13,606,532 shares in 2010 and 2009, respectively	6,579	6,244
Additional paid-in capital	11,734	9,729
Retained earnings	144,247	135,442
Accumulated other comprehensive income	5,049	2,199
Total stockholders’ equity	167,609	153,614
Total liabilities and stockholders’ equity	$1,881,122	$1,791,479

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2010 and 2009

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans	$20,285	$19,418	$59,214	$57,365
Federal funds sold	41	31	85	51
Mortgage loans held for sale	97	105	216	286
Securities — taxable	1,271	1,392	4,051	4,000
Securities — tax-exempt	324	279	857	837
Total interest income	22,018	21,225	64,423	62,539
Interest expense:
Deposits	3,210	4,616	10,286	13,953
Fed funds purchased	14	15	31	53
Securities sold under agreements to repurchase	89	76	257	184
Federal Home Loan Bank advances	622	917	1,703	2,565
Subordinated debentures	869	884	2,591	2,642
Total interest expense	4,804	6,508	14,868	19,397
Net interest income	17,214	14,717	49,555	43,142
Provision for loan losses	2,695	3,475	7,774	7,300
Net interest income after provision for loan losses	14,519	11,242	41,781	35,842
Non-interest income:
Investment management and trust services	3,045	2,731	9,538	8,203
Service charges on deposit accounts	2,200	2,120	6,203	5,969
Bankcard transaction revenue	837	745	2,451	2,151
Gains on sales of mortgage loans held for sale	601	667	1,431	1,610
Gains on sales of securities available for sale	159	—	159	—
Brokerage commissions and fees	525	436	1,484	1,258
Bank owned life insurance income	251	249	742	737
Other	721	1,253	2,350	2,898
Total non-interest income	8,339	8,201	24,358	22,826
Non-interest expenses:
Salaries and employee benefits	8,197	7,569	24,605	22,638
Net occupancy expense	1,136	1,060	3,708	3,081
Data processing expense	1,119	1,091	3,578	3,370
Furniture and equipment expense	316	316	951	915
FDIC insurance expense	498	471	1,500	2,138
Other	2,720	2,521	7,903	7,185
Total non-interest expenses	13,986	13,028	42,245	39,327
Income before income taxes	8,872	6,415	23,894	19,341
Income tax expense	2,507	2,016	6,992	5,917
Net income	6,365	4,399	16,902	13,424
Net income per share:
Basic	$0.46	$0.32	$1.24	$0.99
Diluted	$0.46	$0.32	$1.23	$0.98
Average common shares:
Basic	13,701	13,584	13,679	13,550
Diluted	13,807	13,702	13,770	13,694

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(In thousands)

	2010	2009
Operating activities:
Net income	$16,902	$13,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,774	7,300
Depreciation, amortization and accretion, net	2,383	1,799
Deferred income tax benefit	(1,975)	(1,762)
Gain on sale of securities available for sale	(159)	—
Gain on sales of mortgage loans held for sale	(1,431)	(1,610)
Origination of mortgage loans held for sale	(109,844)	(188,512)
Proceeds from sale of mortgage loans held for sale	114,606	187,952
Bank owned life insurance income	(742)	(737)
Increase in value of private investment fund	(347)	(559)
Loss on the sale of premises and equipment	2	—
Loss on the sale of other real estate	24	2
Stock compensation expense	704	509
Excess tax benefits from share-based compensation arrangements	(89)	(123)
Reversal of valuation of mortgage servicing rights	—	(176)
Increase in accrued interest receivable and other assets	(7,135)	(386)
(Decrease) increase in accrued interest payable and other liabilities	(1,609)	300
Net cash provided by operating activities	19,064	17,421
Investing activities:
Purchases of securities available for sale	(190,473)	(187,081)
Proceeds from sale of securities available for sale	27,064	—
Proceeds from maturities of securities available for sale	137,623	126,869
Proceeds from maturities of securities held to maturity	11	6
Net increase in loans	(61,750)	(66,016)
Purchases of premises and equipment	(4,640)	(2,363)
Proceeds from disposal of premises and equipment	3	—
Proceeds from sale of foreclosed assets	1,111	251
Net cash used in investing activities	(91,051)	(128,334)
Financing activities:
Net increase in deposits	44,595	90,826
Net increase in securities sold under agreements to repurchase and federal funds purchased	13,343	14,314
Net (decrease) increase in other short-term borrowings	(577)	240
Proceeds from Federal Home Loan Bank advances	20,000	20,460
Repayments of Federal Home Loan Bank advances	(8)	(4)
Repayments of subordinated debentures	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	518	1,446
Excess tax benefits from share-based compensation arrangements	89	123
Common stock repurchases	(81)	(300)
Cash dividends paid	(6,964)	(6,900)
Net cash provided by financing activities	70,885	120,175
Net (decrease) increase in cash and cash equivalents	(1,102)	9,262
Cash and cash equivalents at beginning of period	32,424	27,113
Cash and cash equivalents at end of period	$31,322	$36,375
Supplemental cash flow information:
Income tax payments	$6,355	$6,855
Cash paid for interest	14,878	19,452
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$4,579	$633

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2010

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614

Net income	—	—	—	16,902	—	16,902

Change in accumulated other comprehensive income, net of tax	—	—	—	—	2,850	2,850

Stock compensation expense	—	—	704	—	—	704

Stock issued for stock options exercised and dividend reinvestment plan	59	198	600	—	—	798

Stock issued for non-vested restricted stock	54	181	961	(1,142)	—	—

Cash dividends, $0.51 per share	—	—	—	(6,987)	—	(6,987)

Shares repurchased or cancelled	(13)	(44)	(260)	32	—	(272)

Balance September 30, 2010	13,707	$6,579	$11,734	$144,247	$5,049	$167,609

See accompanying notes to unaudited condensed consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2010 and 2009

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$6,365	$4,399	$16,902	$13,424
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $682, $712, $1,590 and $261, respectively)	1,266	1,323	2,953	485
Reclassification adjustment for securities gains realized in income (net of tax of ($56), $0, ($56), and $0, respectively)	(103)	—	(103)	—
Other comprehensive income	1,163	1,323	2,850	485
Comprehensive income	$7,528	$5,722	$19,752	$13,909

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

Interim results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results for the entire year.

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

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

September 30, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$140,326	$3,671	$1	$143,996
Mortgage-backed securities	57,265	2,596	45	59,816
Obligations of states and political subdivisions	50,842	1,918	2	52,758
Trust preferred securities of financial institutions	1,250	—	14	1,236

Total securities available for sale	$249,683	$8,185	$62	$257,806

December 31, 2009	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$3,000	$19	$—	$3,019
Government sponsored enterprise obligations	122,761	2,006	79	124,688
Mortgage-backed securities	65,179	1,519	17	66,681
Obligations of states and political subdivisions	32,298	689	175	32,812
Trust preferred securities of financial institutions	1,250	—	225	1,025

Total securities available for sale	$224,488	$4,233	$496	$228,225

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

September 30, 2010	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$24	$1	$—	$25

December 31, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$35	$2	$—	$37

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

	September 30,	December 31,
Federal Home Loan Bank stock and other securities	2010	2009
(in thousands)

Federal Home Loan Bank stock	$4,771	$4,546
Other securities	1,001	1,001
Total Federal Home Loan Bank stock and other securities	$5,772	$5,547

A summary of securities as of September 30, 2010 based on contractual maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$73,181	$73,198	$—	$—
Due within one year through five years	83,821	86,662	6	6
Due within five years through ten years	37,548	39,899	16	17
Due after ten years	55,133	58,047	2	2

	$249,683	$257,806	$24	$25

Securities with unrealized losses at September 30, 2010 and December 31, 2009, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2010
Government sponsored enterprise obligations	$49,999	$1	$—	$—	$49,999	1
Mortgage-backed securities	3,983	45	—	—	3,983	45
Obligations of states and political subdivisions	1,120	2	—	—	1,120	2
Trust preferred securities of financial institutions	1,236	14	—	—	1,236	14

Total temporarily impaired securities	$56,338	$62	$—	$—	$56,338	$62

December 31, 2009
Government sponsored enterprise obligations	$13,402	$79	$—	$—	$13,402	$79
Mortgage-backed securities	9,692	17	—	—	9,692	17
Obligations of states and political subdivisions	8,084	175	—	—	8,084	175
Trust preferred securities of financial institutions	—	—	1,025	225	1,025	225

Total temporarily impaired securities	$31,178	$271	$1,025	$225	$32,203	$496

In the third quarter of 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  There were no sales of securities in the same period of 2009.

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential-service public works projects.  The bonds are concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate and credit environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate and credit environment returns to conditions similar to when the securities were purchased.  These investments consist of 7 and 14 separate investment positions as of September 30, 2010 and December 31, 2009 that are not considered other-than-temporarily impaired.  Based on these detailed reviews, Bancorp has not recorded other-than-temporary losses on any securities held at September 30, 2010.

As of September 30, 2010, Bancorp had no securities which had been impaired for 12 months or longer. As of September 30, 2010, Bancorp had one trust preferred security with a credit rating below investment grade — Caa1 by Moody’s Investor Service.  This security had an amortized cost of $1,000,000, a carrying value of $996,400, and an unrealized loss of $3,600.  Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of September 30, 2010, management is of the opinion that none of the securities is other-than-temporarily impaired.  Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense.  These forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  At Bancorp’s Annual Meeting of Shareholders held on April 21, 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan. As of September 30, 2010, there were 770,698 shares available for future awards.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended		For Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense before income taxes	$248,900	$181,000	$704,100	$509,000
Deferred tax benefit	87,100	63,000	246,400	178,000
Reduction of net income	$161,800	$118,000	$457,700	$331,000

Bancorp expects to record an additional $249,000 of stock-based compensation expense in 2010.  As of September 30, 2010, Bancorp has $2,613,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $507,000 and $897,000 from the exercise of options during the first nine months of 2010 and 2009, respectively.

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

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2010 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2009
Vested and exercisable	730	$9.82-26.83	$20.50	$1,664	$4.52	4.42
Unvested	276	20.90-26.83	23.81	—	5.41	7.93
Total outstanding	1,006	9.82-26.83	21.41	1,664	4.76	5.38

Granted	85	21.03	21.03	322	5.31
Exercised	(59)	9.82-22.81	11.81	663	2.40
Forfeited	(14)	22.14-26.83	24.17	15	5.50

At September 30, 2010
Vested and exercisable	744	9.82-26.83	21.54	2,633	4.79	4.22
Unvested	274	21.03-26.83	22.85	618	5.36	7.98
Total outstanding	1,018	9.82-26.83	21.89	$3,251	4.94	5.23

Vested during nine months ended September 30, 2010	80	22.14-26.83	23.93	$12	5.52

The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of options and SARs granted in 2010 and 2009 were $5.31 and $5.36, respectively.

In the first quarter of 2010, Bancorp granted 84,558 SARs at the current market price of $21.03 and a Black-Scholes fair value of $5.31.  Also, in the first quarter of 2010, Bancorp granted 54,292 shares of common stock at the current market price of $21.03.  No SARs or common stock grants were awarded in the second or third quarters of 2010.

(4)                     Allowance for Loan Losses and Impaired Loans

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 follows (in thousands):

	2010	2009
Beginning balance January 1,	$20,000	$15,381
Provision for loan losses	7,774	7,300
Loans charged off	(3,992)	(3,317)
Recoveries	651	475
Ending balance September 30,	$24,433	$19,839

Information about impaired loans follows (in thousands):

	September 30, 2010	December 31, 2009
Principal balance of impaired loans	$12,029	$11,208
Impaired loans with a valuation allowance	6,052	8,688
Amount of valuation allowance	1,452	1,676
Impaired loans with no valuation allowance	5,977	2,520
Average balance of impaired loans for the period	12,386	7,005

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $80.4 million, at September 30, 2010, comprised of seven separate fixed rate advances as detailed in the table below (in thousands).

Amount	Fixed rate	Amortization	Maturity	Call Feature	Next Call Date
$20,000	3.69%	None	December 2010	Non callable
20,000	4.58%	None	May 2012	Quarterly	November 2010
10,000	1.99%	None	April 2012	Non callable
10,000	2.67%	None	April 2014	Non callable
10,000	2.18%	None	May 2014	Non callable
10,000	1.94%	None	August 2015	Non callable
445	2.40%	15 Year	April 2024	Non callable
$80,445

For the first six advances, interest payments are due monthly, with principal due at maturity.  For the seventh advance, principal and interest payments are due monthly based on a 15 year amortization schedule.  The weighted average rate of these seven advances was 3.16% at September 30, 2010.  Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the FHLB of Cincinnati enables the Bank to borrow up to an additional $130.6 million as of September 30, 2010 under terms to be established at the time of the advance. The Bank also has standby letters of credit from the FHLB totaling $14.8 million outstanding at September 30, 2010.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the $250,000 per account protection provided by the FDIC.  Standby letters of credit from the FHLB collateralize these accounts beyond the FDIC protection as required by Kentucky law.

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

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at September 30, 2010 and December 31, 2009 were $1,796,000 and $2,475,000, respectively.  The total outstanding principal balances of loans serviced for others were $236,341,000 and $194,414,000 at September 30, 2010, and December 31, 2009 respectively.  Changes in the net carrying amount of MSRs for the nine months ended September 30, 2010 and 2009 are shown in the following table.

(in thousands)	2010	2009
Balance at beginning of period	$1,616	$426
Originations	449	1,100
Amortization	(370)	(190)
Impairment reversal	—	176
Balance at September 30	$1,695	$1,512

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the income from which will help to offset the cost of benefits.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $31,000 and $32,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the net periodic benefit costs totaled $93,000 and $97,000, respectively.

(8)                     Commitments and Contingent Liabilities

As of September 30, 2010, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $337,181,000 including standby letters of credit of $12,681,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2010. Commitments to extend credit were $379,075,000, including letters of credit of $26,655,000, as of December 31, 2009. Bancorp’s exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.

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

Bancorp has entered into agreements to guarantee the performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 29 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at September 30, 2010, Bancorp would have been required to make payments of approximately $2,980,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

At Bancorp’s 2003 annual meeting of shareholders, the shareholders approved an amendment to the Articles of Incorporation to create a class of preferred stock and authorize 1,000,000 shares of this preferred stock with no par value.  The relative rights, preferences and other terms of this stock or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2010.

(10)              Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2010 and 2009, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Net income, basic and diluted	$6,365	$4,399	$16,902	$13,424
Average shares outstanding	13,701	13,584	13,679	13,550
Effect of dilutive securities	106	118	91	144

Average shares outstanding including dilutive securities	13,807	13,702	13,770	13,694

Net income per share, basic	$0.46	$0.32	$1.24	$0.99
Net income per share, diluted	$0.46	$0.32	$1.23	$0.98

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Three months		Nine Months
	ended September 30		ended September 30
(In thousands)	2010	2009	2010	2009
Net interest income
Commercial banking	$17,187	$14,681	$49,471	$43,015
Investment management and trust	27	36	84	127
Total	$17,214	$14,717	$49,555	$43,142

Provision for loan losses:
Commercial banking	$2,695	$3,475	$7,774	$7,300
Investment management and trust	—	—	—	—
Total	$2,695	$3,475	$7,774	$7,300

Non-interest income:
Commercial banking	$5,294	$5,470	$14,820	$14,623
Investment management and trust	3,045	2,731	9,538	8,203
Total	$8,339	$8,201	$24,358	$22,826

Non-interest expense:
Commercial banking	$12,284	$11,501	$36,800	$34,571
Investment management and trust	1,702	1,527	5,445	4,756
Total	$13,986	$13,028	$42,245	$39,327

Tax expense
Commercial banking	$2,028	$1,582	$5,530	$4,666
Investment management and trust	479	434	1,462	1,251
Total	$2,507	$2,016	$6,992	$5,917

Net income:
Commercial banking	$5,474	$3,593	$14,187	$11,101
Investment management and trust	891	806	2,715	2,323
Total	$6,365	$4,399	$16,902	$13,424

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of September 30, 2010 and December 31, 2009 the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of September 30, 2010 and December 31, 2009, the amount accrued for the potential payment of interest and penalties was $20,000.

(13)              Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for the third quarter of 2010 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At September 30, 2010, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.

The interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. Bancorp controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At September 30, 2010 and December 31, 2009, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Notional amount	$5,339	$5,500	$5,339	$5,500
Weighted average maturity	8.4	9.1	8.4	9.1
Fair value	$(433)	$(94)	$433	$94

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at September 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

Government sponsored enterprise obligations	$143,996	$—	$143,996	$—
Mortgage-backed securities	59,816	—	59,816	—
Obligations of states and political subdivisions	52,758	—	52,758	—
Trust preferred securities of financial institutions	1,236	1,236	—	—

Total investment securities available for sale	257,806	1,236	256,570	—

Interest rate swaps	433	—	433	—

Total assets	$258,239	$1,236	$257,003	$—

Liabilities

Interest rate swaps	$433	$—	$433	$—

	Fair value at December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,019	$—	$3,019	$—
Government sponsored enterprise obligations	124,688	—	124,688	—
Mortgage-backed securities	66,681	—	66,681	—
Obligations of states and political subdivisions	32,812	—	32,812	—
Trust preferred securities of financial institutions	1,025	1,025	—	—

Total investment securities available for sale	228,225	1,025	227,200	—

Interest rate swaps	94		94	—

Total assets	$228,319	$1,025	$227,294	$—

Liabilities

Interest rate swaps	$94	$—	$94	$—

Mortgage loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for September 30, 2010 or December 31, 2009.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At September 30, 2010 and December 31, 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2010 or 2009.

Bancorp’s investment in a bank in one of Bancorp’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of September 30, 2010, the carrying value of the investment is $520,000, and is not included in the table below as the fair value of the investment exceeds the cost.  Because Bancorp evaluated this investment based on a quoted price for this security in a market that is generally not active, the measurement was classified as Level 2.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At September 30, 2010 and December 31, 2009, the carrying value of other real estate owned was $4,943,000 and $1,556,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at September 30, 2010 and December 31, 2009.

For impaired loans in the table below, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at September 30, 2010				Losses for 9 month
					period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2010
Impaired loans	$4,600	$—	$—	$4,600	$(942)

	Fair value at December 31, 2009				Losses for 9 month
					period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2009
Impaired loans	$7,012	$—	$—	$7,012	$(918)

(15)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$31,322	$31,322	$32,424	$32,424
Mortgage loans held for sale	9,918	10,162	13,249	13,268
Securities	257,830	257,831	228,260	228,262
Federal Home Loan Bank stock and other securities	5,772	5,772	5,547	5,547
Loans, net	1,464,965	1,484,382	1,415,462	1,440,374
Accrued interest receivable	5,861	5,861	5,745	5,745
Interest rate swaps	433	433	94	94

Financial liabilities
Deposits	$1,462,779	$1,478,293	$1,418,184	$1,429,863
Short-term borrowings	85,414	85,415	72,648	72,765
Long-term borrowings	121,345	122,731	101,383	109,959
Accrued interest payable	417	417	427	427
Interest rate swaps	433	433	94	94

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(190)	—	(400)

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2010 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2010 compared to the year ended December 31, 2009. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2010 through September 30

Bancorp completed the third quarter and first nine months of 2010 with higher net income than the comparable periods of 2009 by 45% and 26%, respectively.  The increases are due to loan growth, an improvement in net interest margin and increasing non-interest income. Diluted earnings per share for the third quarter and first nine months of 2010 increased 44% and 26% respectively.

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

Year-over-year total loans increased $77 million or 5%, and this was the driving force for growth in interest income.  Increased loan volume more than offset the negative effect of declining interest rates over the past year.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings.  The average rate earned on assets decreased in the first nine months of 2010 compared to the same period in 2009 as the rates earned on loans and investments also declined.  Rates paid on liabilities decreased more than rates decreased on earning assets, resulting in an increased net interest spread and net interest margin compared to the first nine months of 2009.

Distinguishing Bancorp from other similarly sized community banks is the magnitude of its investment management and trust revenue, making total non-interest income a continuing key contributor to earnings in the first nine months of 2010.  Total non-interest income increased 7% in the first nine months of 2010 compared to the same period in 2009.  The increase is due largely to increased income from investment management and trust services.  Income from investment management and trust services, which constitutes the single largest component of non-interest income increased 16% for the first nine months of 2010 due to higher asset values and a modest increase in non-recurring estate fees. Revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.  In addition, Bancorp experienced increases in service charges on deposit accounts, bankcard transaction income, and brokerage income.  Partially offsetting the increases were decreases in gains on sales of mortgage loans held for sale as the volume of transactions in that area has declined from an all-time high in 2009.

Higher non-interest expenses for the first nine months of 2010 were reflected in salaries and benefits, occupancy expenses, data processing, and state bank taxes, partially offset by a decrease in FDIC insurance expense.

Bancorp’s third quarter efficiency ratio was 53.93% compared with 58.10% in the second quarter of 2010 and 56.20% in the third quarter last year.

Also impacting 2010 results, Bancorp’s provision for loan losses was $7,774,000 for the first nine months of 2010 compared to $7,300,000 for the same period in 2009.  The increased provision results from a consistent allowance methodology that is driven by risk ratings.  Management continues to be concerned that the prolonged economic downturn and prospects for a slow recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  Bancorp’s allowance for loan losses was 1.64% of total loans at September 30, 2010, compared with 1.39% of total loans at December 31, 2009, and 1.40% at September 30, 2009.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 8.88% as of September 30, 2010, compared to 8.54% at December 31, 2009.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,365,000 for the three months ended September 30, 2010 increased $1,966,000, or 44.7%, from $4,399,000 for the comparable 2009 period.  Basic and diluted net income per share was $0.46 for the third quarter of 2010, an increase of 43.8% from $0.32 for the third quarter of 2009.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.35% and 15.25%, respectively, for the third quarter of 2010, compared to .99% and 11.48%, respectively, for the same period in 2009.

Net income of $16,902,000 for the nine months ended September 30, 2010 increased $3,478,000, or 25.9%, from $13,424,000 for the comparable 2009 period.  Basic net income per share was $1.24 for the first nine months of 2010, compared to $0.99 for the same period of 2009.  Net income per share on a diluted basis was $1.23 for the first nine months of 2010 compared to $0.98 for the same period of 2009.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.24% and 14.01%, respectively, for the first nine months of 2010, compared to 1.06% and 12.04%, respectively, for the same period in 2009.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2010 and 2009 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended September 30
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$64,288	$41	0.25%	$72,759	$31	0.17%
Mortgage loans held for sale	7,907	97	4.87%	7,660	105	5.44%
Securities:
Taxable	159,055	1,214	3.03%	161,981	1,332	3.26%
Tax-exempt	38,492	464	4.78%	27,123	399	5.84%
FHLB stock	5,772	57	3.92%	5,547	60	4.29%
Loans, net of unearned income	1,484,741	20,528	5.49%	1,391,207	19,561	5.58%
Total earning assets	1,760,255	22,401	5.05%	1,666,277	21,488	5.12%
Less allowance for loan losses	23,602			17,698
	1,736,653			1,648,579
Non-earning assets:
Cash and due from banks	27,238			25,450
Premises and equipment	29,974			28,548
Accrued interest receivable and other assets	77,183			60,129
Total assets	$1,871,048			$1,762,706

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$246,644	$116	0.19%	$226,987	$120	0.21%
Savings deposits	66,728	43	0.26%	57,033	44	0.31%
Money market deposits	468,299	936	0.79%	345,419	680	0.78%
Time deposits	430,054	2,115	1.95%	531,936	3,772	2.81%
Securities sold under agreements to repurchase	55,971	89	0.63%	50,940	76	0.59%
Fed funds purchased and other short term borrowings	27,294	14	0.20%	29,594	15	0.20%
FHLB advances	76,750	622	3.22%	90,457	917	4.02%
Long-term debt	40,900	869	8.43%	40,930	884	8.57%
Total interest bearing liabilities	1,412,640	4,804	1.35%	1,373,296	6,508	1.88%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	252,394			200,600
Accrued interest payable and other liabilities	40,436			36,804
Total liabilities	1,705,470			1,610,700

Stockholders’ equity	165,578			152,006
Total liabilities and stockholders’ equity	$1,871,048			$1,762,706
Net interest income		$17,597			$14,980
Net interest spread			3.70%			3.24%
Net interest margin			3.97%			3.57%

	Nine months ended September 30
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$50,328	$85	0.23%	$36,021	$51	0.19%
Mortgage loans held for sale	5,574	216	5.18%	7,187	286	5.32%
Securities:
Taxable	164,366	3,885	3.16%	143,052	3,841	3.59%
Tax-exempt	32,783	1,226	5.00%	27,465	1,197	5.83%
FHLB stock	5,698	166	3.90%	5,000	159	4.25%
Loans, net of unearned income	1,461,179	59,831	5.47%	1,381,100	57,795	5.59%
Total earning assets	1,719,928	65,409	5.08%	1,599,825	63,329	5.29%
Less allowance for loan losses	22,358			16,738
	1,697,570			1,583,087
Non-earning assets:
Cash and due from banks	27,315			25,444
Premises and equipment	28,684			27,954
Accrued interest receivable and other assets	73,686			58,927
Total assets	$1,827,255			$1,695,412

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$244,637	$346	0.19%	$222,537	$338	0.20%
Savings deposits	65,025	126	0.26%	52,102	69	0.18%
Money market deposits	433,707	2,444	0.75%	329,780	1,800	0.73%
Time deposits	469,729	7,370	2.10%	515,125	11,746	3.05%
Securities sold under agreements to repurchase	54,151	257	0.63%	49,112	184	0.50%
Fed funds purchased and other short term borrowings	21,613	31	0.19%	25,206	53	0.28%
FHLB advances	67,481	1,703	3.37%	81,613	2,565	4.20%
Long-term debt	40,901	2,591	8.47%	40,930	2,642	8.63%
Total interest bearing liabilities	1,397,244	14,868	1.42%	1,316,405	19,397	1.97%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	231,037			193,174
Accrued interest payable and other liabilities	37,676			36,728
Total liabilities	1,665,957			1,546,307

Stockholders’ equity	161,298			149,105
Total liabilities and stockholders’ equity	$1,827,255			$1,695,412
Net interest income		$50,541			$43,932
Net interest spread			3.66%			3.32%
Net interest margin			3.93%			3.67%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $383,000 and $263,000, respectively, for the three month periods ended September 30, 2010 and 2009 and $986,000 and $790,000, respectively, for the nine month periods ended September 30, 2010 and 2009.

Fully taxable equivalent net interest income of $17,597,000 for the three months ended September 30, 2010 increased $2,617,000, or 17.5%, from $14,980,000 when compared to the same period last year. Net interest spread and net interest margin were 3.70% and 3.97%, respectively, for the third quarter of 2010 and 3.24% and 3.57%, respectively, for the third quarter of 2009.

Fully taxable equivalent net interest income of $50,541,000 for the nine months ended September 30, 2010 increased $6,609,000, or 15.0%, from $43,932,000 when compared to the same period last year. Net interest spread and net interest margin were 3.66% and 3.93%, respectively, for the first nine months of 2010 and 3.32% and 3.67%, respectively, for the first nine months of 2009.

Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $460 million, or 73% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $124 million or 20% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $43 million of variable rate loans, or 7% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average earning assets increased $120.1 million or 7.5%, to $1.720 billion for the first nine months of 2010 compared to 2009, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $80.8 million, or 6.1%, to $1.397 billion for the first nine months of 2010 compared to 2009 primarily due to increases in interest bearing demand, savings and money market deposits, partially offset by decreases in certificates of deposits and FHLB borrowings.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2010 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 basis points in interest rates would have a slightly positive impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.12)%
Increase 100bp	(4.16)
Decrease 100bp	2.97
Decrease 200bp	(2.34)

Approximately $460 million loans are indexed to the prime rate, and have floors of 4% or higher.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 basis points before the rates on such loans will increase.  This effect, captured in our simulation analysis above, moderately offsets the normal positive impact of rising rates.  Analysis of rates increasing more than 200 basis points indicates a positive effect on net interest income.

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

Provision for Loan Losses

The provision for loan losses increased $474,000 for the first nine months of 2010 compared to the same period in 2009 in response to Bancorp’s assessment of risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio. Management has established loan grading procedures which result in specific allowance allocations for any estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2010.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009

Balance at the beginning of the period	$22,933	$17,077	$20,000	$15,381
Provision for loan losses	2,695	3,475	7,774	7,300
Loan charge-offs, net of recoveries	(1,195)	(713)	(3,341)	(2,842)
Balance at the end of the period	$24,433	$19,839	$24,433	$19,839
Average loans, net of unearned income	$1,484,741	$1,391,207	$1,461,179	$1,381,100
Provision for loan losses to average loans (1)	0.18%	0.25%	0.53%	0.53%
Net loan charge-offs to average loans (1)	0.08%	0.05%	0.23%	0.21%
Allowance for loan losses to average loans	1.65%	1.43%	1.67%	1.44%
Allowance for loan losses to period-end loans	1.64%	1.40%	1.64%	1.40%
Allowance to nonperforming loans	195.54%	227.93%	195.54%	227.93%

(1) Amounts not annualized

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Three Months		Nine Months
(in thousands)	Ended September 30		Ended September 30
Net loan charge-offs (recoveries)	2010	2009	2010	2009
Commercial and industrial	$(5)	$107	$781	$522
Construction and development	537	19	835	253
Real estate mortgage - commercial investment	357	26	806	81
Real estate mortgage - owner occupied commercial	—	53	235	646
Real estate mortgage - 1-4 family residential	—	423	260	494
Home equity	232	13	305	349
Consumer	74	72	119	497
Total net loan charge-offs	$1,195	$713	$3,341	$2,842

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2010 and 2009.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2010	2009	2010	2009

Non-interest income:
Investment management and trust services	$3,045	$2,731	$9,538	$8,203
Service charges on deposit accounts	2,200	2,120	6,203	5,969
Bankcard transaction revenue	837	745	2,451	2,151
Gains on sales of mortgage loans held for sale	601	667	1,431	1,610
Gains on sales of securities available for sale	159	—	159	—
Brokerage commissions and fees	525	436	1,484	1,258
Bank owned life insurance income	251	249	742	737
Other	721	1,253	2,350	2,898
Total non-interest income	$8,339	$8,201	$24,358	$22,826
Non-interest expenses:
Salaries and employee benefits	$8,197	$7,569	$24,605	$22,638
Net occupancy expense	1,136	1,060	3,708	3,081
Data processing expense	1,119	1,091	3,578	3,370
Furniture and equipment expense	316	316	951	915
FDIC insurance expense	498	471	1,500	2,138
Other	2,720	2,521	7,903	7,185
Total non-interest expenses	$13,986	$13,028	$42,245	$39,327

Total non-interest income increased $138,000, or 1.7%, for the third quarter of 2010 and increased $1,532,000, or 6.7% for the first nine months of 2010, compared to the same periods in 2009.

Investment management and trust services income increased $314,000, or 11.5%, in the third quarter of 2010, as compared to the same period in 2009, primarily due to the impact of an increased market value of assets under management and a modest increase in executor fees.  For the first nine months of 2010, investment management and trust services income increased $1,335,000, or 16.3%, compared to 2009.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Growth in assets from net new accounts and improving broader markets has resulted in an increase in investment management fees.  Trust assets under management at September 30, 2010 were $1.58 billion, compared to $1.45 billion at September 30, 2009.

Service charges on deposit accounts increased $80,000, or 3.8%, in the third quarter of 2010, and $234,000, or 3.9%, for the first nine months of 2010, as compared to the same periods in 2009.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation required that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  While it is difficult to predict the impact of this change, management believes this requirement will result in some decline in service charge income in the fourth quarter of 2010.

Bankcard transaction revenue increased $92,000, or 12.3%, in the third quarter of 2010, and increased $300,000, or 13.9%, for the first nine months of 2010, as compared to the same periods in 2009. Primarily representing income the Bank derives from customers’ use of debit cards, results for the first nine months of 2010 compared favorably to the same period in 2009 as bankcard transaction volume continues to increase.  To earn higher interchange fees, Bancorp encourages its customers to process debit card transactions as signature-based transactions and has a rewards program to help with this effort. The upcoming overhaul of financial regulations may negatively impact this source of income.  Approximately 80% of this revenue is interchange income based on rates set by service providers in a competitive market. In the future, this rate will be set by the Federal Reserve Board for banks with at least $10 billion in assets.  While not directly affected due to our size, it is likely that this change will indirectly affect Bancorp as well.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans provide homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans decreased $66,000, or 9.9%, in the third quarter of 2010, as compared to the same period in 2009.  For the nine months ended September 30, 2010, gains on the sale of mortgage loans decreased 11.1% to $1,431,000 from $1,610,000 in 2009.   Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates fell substantially in late 2008 and have remained at attractive levels through 2009 and 2010 helping contribute to a solid loan volume — mostly refinance activity.  Also, the well-publicized availability of first-time homebuyer tax credits contributed to an increase in purchase activity in late 2009 and 2010.  Volume reached an all-time high in 2009, and has declined in 2010 as many homeowners have already taken advantage of their refinance opportunities.

In the third quarter of 2010, for tax planning purposes, the Company sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  There were no sales of securities in the same period of 2009.

Brokerage commissions and fees increased $89,000, or 20.4%, in the third quarter of 2010, and increased 226,000 or 18.0% for the first nine months of 2010, as compared to the same period in 2009.  These increases corresponded to higher overall brokerage volume, as retail investors exhibited increased confidence in the overall market and the economic outlook.

Bank Owned Life Insurance (BOLI) income totaled $251,000 and $249,000 for the third quarter of 2010 and 2009, respectively, and totaled $742,000 and $737,000 for the first nine months of 2010 and 2009, respectively.  Bancorp purchases life insurance policies on the lives of certain officers and is the owner and beneficiary of the policies. Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs.

Other non-interest income decreased $532,000, or 42.5%, in the third quarter of 2010 as compared to the same period in 2009, primarily due to a decrease of $211,000 in the value of the domestic private equity fund, a decrease of $82,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant. Other non-interest income decreased $548,000, or 18.9%, in the first nine months of 2010 as compared to the same periods in 2009, primarily due to a decrease of $438,000 in the value of the domestic private equity fund, a decrease of $62,000 in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.

Total non-interest expenses increased $958,000, or 7.4%, for the third quarter of 2010 as compared to the same period in 2009 and $2,918,000, or 7.4%, for the first nine months of 2010 as compared to the same period in 2009.

Salaries and employee benefits increased $628,000, or 8.3%, for the third quarter of 2010, and $1,967,000, or 8.7% for the first nine months of 2010, as compared to the same periods of 2009, largely due to increases in salaries, profit-related bonus accruals and health insurance expense.  The Bank had 473 and 467 full time equivalent employees as of September 30, 2010 and 2009.  The expansion in Cincinnati, including senior staff with higher per capita salaries, contributed to the overall increase.

Net occupancy expense increased $76,000, or 7.2%, in the third quarter of 2010, and $627,000, or 20.4% in the first nine months of 2010, as compared to the same periods of 2009, due to an increase in rent expense, some of which was a one-time charge to reflect the impact of leases with escalation clauses recorded in the first quarter of 2010.  Other contributing factors were the addition of a new branch in the Cincinnati market, along with increases in utilities and property taxes.  Data processing expense increased $28,000 or 2.6% for the third quarter of 2010, and $208,000 or 6.2% for the first nine months of 2010, as compared to the same period in 2009, primarily due to trust data processing expenses related to tax document preparation.  Furniture and equipment expense was unchanged for the third quarter of 2010, and increased $36,000 or 3.9% for the first nine months of 2010, as compared to the same period in 2009.  This fluctuation relates to a variety of factors, none of which is individually significant.

FDIC insurance expense increased $27,000, or 5.7%, for the third quarter of 2010, and decreased $638,000 or 29.8% for the first nine months of 2010, as compared to the same periods in 2009.  The variance is due to a $786,000 special assessment recorded in the second quarter of 2009.

Other non-interest expenses increased $199,000 or 7.9% in the third quarter of 2010, and $718,000 or 10.0% in the first nine months of 2010, as compared to the same periods in 2009.  Included in this category are amortization expenses related to MSRs.  Mortgage volume increased the amount of MSRs over 2009 and 2010, resulting in a corresponding increase of MSR amortization of $356,000 for the first nine months of 2010 compared to the same period in 2009, partially offset by an impairment reversal of $156,000 in the first quarter, and $20,000 in the second quarter of 2009.  The remaining year-to-date increases in other non-interest expenses are related to an increase of $127,000 in legal and professional fees, and a variety of factors including advertising, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

In the third quarter of 2010, Bancorp recorded income tax expense of $2,507,000, compared to $2,016,000 for the same period in 2009.  The effective rate for the three month period was 28.3% in 2010 and 31.4% in 2009.  Bancorp recorded income tax expense of $6,992,000 for the first nine months of 2010, compared to $5,917,000 for the same period in 2009.  The effective rate for the nine month period was 29.3% in 2010 and 30.6% in 2009.   The decrease in the 2010 effective tax rate was primarily due to new market and historic tax credits arising from Bancorp’s investment in a Louisville revitalization project in the second quarter of 2010.

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

b)             Financial Condition

Balance Sheet

Total assets increased $89.6 million, or 5.0%, from $1.791 billion on December 31, 2009 to $1.881 billion on September 30, 2010.  The most significant contributor of the increase in assets was loans, which increased $53.9 million in the first nine months due in large part to strong loan production in the Louisville market combined with solid net loan growth in the Cincinnati market. Investment securities increased $29.6 million as a result of purchases.  Federal funds sold decreased $1.6 million from the end of 2009. In addition to the loan growth represented on the consolidated balance sheet, total loans actually grew by an additional $7.6 million. This growth was offset by the decrease participation loans classified as secured borrowings noted in the “Elements of the Loan Portfolio” section below. Other assets increased $11.1 million, or 29.5%, largely due to Bancorp’s $7.2 million investment in a downtown revitalization project in the second quarter of 2010, which provides new market and historic tax credits. The remaining increase in other assets is largely attributable to a $3.4 million increase in other real estate owned noted in the “Non-performing Loans and Assets” section below.

Total liabilities increased $75.6 million, or 4.6%, from December 31, 2009 to $1.714 billion on September 30, 2010.  The most significant component of the increase was in deposits of $44.6 million or 3.1% in support of loan growth. While higher cost time deposits in the Louisville market declined intentionally in 2010, core customer deposits, defined as demand, savings, and money market deposit accounts, increased $129 million since December 31, 2009.  The Company’s locations in Indianapolis and Cincinnati markets have exhibited strong growth in money market deposit accounts, while the Louisville market showed solid gains in money market and non-interest bearing demand accounts over the past nine months. Federal Home Loan Bank advances increased $20.0 million or 33.1% due to additional borrowing.  Securities sold under agreement to repurchase increased $9.6 million or 18.7%, while federal funds purchased increased $3.8 million or 19.2%.   Other short-term borrowings decreased $577 thousand or 31.9%.  Other liabilities decreased $1.7 million or 3.7% primarily as a result of a decrease of $7.6 million in secured borrowings as noted in the “Elements of the Loan Portfolio” section below, partially offset by a $4.3 million increase in taxes payable.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2010	December 31, 2009
Commercial and industrial	$336,594	$336,889
Construction and development	174,546	204,653
Real estate mortgage - commercial investment	333,568	326,421
Real estate mortgage - owner occupied commercial	312,137	230,001
Real estate mortgage - 1-4 family residential	159,604	147,342
Home equity - first lien	40,428	41,644
Home equity - junior lien	95,368	108,398
Consumer	37,153	40,114
Total loans	$1,489,398	$1,435,462

During 2010 Bancorp reviewed and standardized classifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At September 30, 2010 and December 31, 2009, the total loans of this nature were $26,997,000 and $34,599,000 respectively.  A corresponding decrease of $7,602,000 is reflected in other liabilities.

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

The maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2010 was approximately $60.0 million, of which $40.4 million was outstanding at September 30, 2010 and $19.6 million remained to be advanced. Bancorp typically underwrites these construction loans with loan to value ratios remaining within supervisory limits.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $8,485,000, loans past due over 90 days and still accruing of $466,000, and loans accounted for as troubled debt restructuring of $3,544,000, totaled $12,495,000 at September 30, 2010.  Non-performing loans were $12,101,000 at December 31, 2009 including $893,000 of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring of $753,000. The increase reflected ongoing economic pressures as the recession continued and affected more borrowers.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.84% of total loans at September 30, 2010 and December 31, 2009.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Non-accrual loans	$8,485	$10,455
Troubled debt restructuring	3,544	753
Loans past due 90 days or more and still accruing	466	893

Non-performing loans	12,495	12,101

Foreclosed real estate	4,943	1,556
Other foreclosed property	—	60

Non-performing assets	$17,438	$13,717

Non-performing loans as a percentage of total loans	0.84%	0.84%
Non-performing assets as a percentage of total assets	0.93%	0.77%
Allowance for loan losses as a percentage of non-performing loans	196%	165%

The increase in non-performing assets since year-end is largely due to the increase in one troubled debt restructuring, as well as other real estate owned.  The addition of $2.8 million to troubled debt restructuring is confined to two borrowers.  The addition of $3.4 million in other real estate owned is largely attributable to the progression of one real estate development property from non-accrual loans.  Because of the relatively low level of non-performing assets, Bancorp thus far has been able to approach loan workouts and collateral sales in an orderly fashion to minimize losses.  Should market conditions worsen and non-performing loans spike, this flexibility may be reduced, and management may need to liquidate problem loans more rapidly, thus increasing the possibility of larger losses.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	September 30, 2010	December 31, 2009
Commercial and industrial	$364	$321
Construction and development	453	4,246
Real estate mortgage - commercial investment	3,874	2,024
Real estate mortgage - owner occupied commercial	1,480	2,122
Real estate mortgage - 1-4 family residential	1,385	1,256
Home equity	673	453
Consumer	256	33
Total loans	$8,485	$10,455

The decrease in non-accrual loans reflects charge-offs of certain non-accrual loans and transfers to other real estate owned. Bancorp has five borrowers, all in our primary market, who account for $4,039,000 or 48% of total non-accrual loans.  Each of these loans is secured by commercial or residential real estate, and management estimates minimal collateral exposure after consideration of collateral.

Effects of Declines in Real Estate Collateral Values

Despite the fact that Bancorp’s principal market, Louisville, has had home values decline less than most markets nationwide (Source: Federal Housing Finance Agency), further declines in collateral values, including commercial properties, may indirectly impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, in addition to reliance on the value of the collateral.  Bancorp requires appraisals on real estate at application and assesses the transaction and market conditions to determine if updates are needed at renewal.  Additionally, Bancorp typically evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

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

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $5.0 million at September 30, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $257.8 million at September 30, 2010, and included an unrealized net gain of $8.1 million. The portfolio includes maturities of approximately $73.2 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At September 30, 2010, total investment securities pledged for these purposes comprised 35% of the available for sale investment portfolio, leaving $166.9 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2010, such deposits totaled $1.039 billion and represented 71% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As of September 30, 2010, Bancorp had only $4.7 million or 0.3% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

The Company began a correspondent banking division in February 2009, to offer loan and deposit services, asset management, international services, trust operations, and other services to community banks across the Kentucky and southern Indiana region.  At September 30, 2010 and December 31, 2009, federal funds purchased from correspondent banks totaled $23.3 million and $18.0 million, respectively.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government.  With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2010, the Bank’s additional borrowing capacity with the FHLB was approximately $130.6 million.  Additionally, the Bank had federal funds borrowing lines with correspondent banks totaling $115 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund quarterly cash dividends or quarterly interest payments on the trust preferred securities.  At September 30, 2010, the Bank may pay up to $14.4 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

d)             Capital Resources

At September 30, 2010, stockholders’ equity totaled $167,609,000, an increase of $13,995,000 since December 31, 2009.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2009.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $5,049,000 at September 30, 2010 and $2,199,000 at December 31, 2009.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2010 and December 31, 2009.

September 30, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$221,935	13.87%	$128,009	8.00%	$ NA	NA
Bank	176,875	11.15%	126,906	8.00%	158,632	10.00%

Tier I risk-based capital (1)
Consolidated	191,878	11.99%	64,013	4.00%	NA	NA
Bank	146,987	9.26%	63,493	4.00%	95,240	6.00%

Leverage (2)
Consolidated	$191,878	10.29%	$55,941	3.00%	NA	NA
Bank	146,987	7.98%	55,258	3.00%	$92,097	5.00%

December 31, 2009	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$210,064	13.55%	$124,023	8.00%	$ NA	NA
Bank	157,535	10.23%	123,195	8.00%	153,993	10.00%

Tier I risk-based capital (1)
Consolidated	180,734	11.66%	62,001	4.00%	NA	NA
Bank	128,245	8.33%	61,582	4.00%	92,373	6.00%

Leverage (2)
Consolidated	$180,734	10.16%	$53,366	3.00%	NA	NA
Bank	128,245	7.24%	53,140	3.00%	$88,567	5.00%

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

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 8.88% as of September 30, 2010, versus 8.54% at December 31, 2009.  Bancorp provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

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

(in thousands, except per share data)	September 30, 2010	December 31, 2009
Total equity (a)	$167,609	$153,614
Less goodwill	(682)	(682)
Tangible common equity (c)	$166,927	$152,932

Total assets (b)	$1,881,122	1,791,479
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,880,440	$1,790,797

Total shareholders’ equity to total assets (a/b)	8.91%	8.57%
Tangible common equity ratio (c/d)	8.88%	8.54%

Number of outstanding shares (e)	13,707	13,607

Book value per share (a/e)	$12.23	$11.29
Tangible common equity per share (c/e)	12.18	11.24

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables, which for Bancorp includes loans and standby letters of credit. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for loan losses is to be disclosed by portfolio segment, while credit quality information, impaired loans and nonaccrual status are to be presented by class.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 will result in additional quarterly and annual disclosures beginning in the fourth quarter of 2010.

g)             Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law in July 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  This new extensive and complex legislation contains many new provisions affecting the banking industry, including:

•                  Creation of a new Bureau of Consumer Financial Protection

•                  Determination of debit card interchange rates by the Federal Reserve Board

•                  New regulation over derivative instruments

•                  Establishment of new powers enabling federal regulators to seize and dismantle troubled financial firms

•                  Phase outs of certain forms of trust preferred debt and hybrids previously counted as bank capital

•                  Increases to FDIC deposit coverage, increased bank premiums, and numerous other provisions affecting such things as financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2010 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2010.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31	161	$23.06	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	2,936	23.89	—	—
Total	3,097	$23.85	—	—

(1)              Third quarter 2010 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options, and shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

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

S.Y. BANCORP, INC.

Date: November 4, 2010	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer