Form 10-K
period 2010-12-31
S Y BANCORP INC
filed 2011-03-01
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2010	1-13661

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $277,106,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 22, 2011, was 13,744,729.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 27, 2011 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.
Form 10-K
Index

Part I

Item 1.                        Business

S. Y. Bancorp, Inc. (“Bancorp” or “Company”) was incorporated in 1988 and is a Kentucky corporation headquartered in Louisville, Kentucky. Bancorp is a bank holding company registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. Bancorp has two subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust II (the Trust). The Bank is wholly owned and is a state chartered bank. Because Bancorp has no operations of its own, its business and that of the Bank are essentially the same.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  The Trust is a Delaware statutory trust that is a 100%-owned finance subsidiary of Bancorp.  See Note 11 to Bancorp’s consolidated financial statements for further discussion of the Trust and its accounting treatment.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 30 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services in the name of Stock Yards Financial Services through an arrangement with a third party broker-dealer.  See Note 23 to Bancorp’s consolidated financial statements for the year ended December 31, 2010 for information relating to the Bank’s business segments.

At December 31, 2010, the Bank had 475 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

Kentucky and federal banking statutes delineate permissible activities for Kentucky state-chartered banks.  Kentucky’s statutes, however, contain a super parity provision for Kentucky banks having a top one or two rating in its most recent regulatory examination.  This provision allows a state bank to engage in any banking activity in which a national bank in Kentucky, a state bank operating in any other state, or a federally chartered thrift could engage.  The bank must first obtain a legal opinion specifying the statutory or regulatory provisions that permit the activity.

The Bank is subject to the supervision of the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. The Federal Deposit Insurance Corporation (FDIC) insures the deposits of the Bank to the current maximums of $250,000 per depositor for time and demand deposit accounts and self-directed retirement accounts.  In addition, the FDIC insures all balances in non-interest bearing demand deposit accounts of the Bank through December 31, 2012 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010.

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

The Gramm-Leach-Bliley Act (the GLB Act) allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (FHC). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  Management of Bancorp has chosen not to become an FHC at this time, but may choose to do so in the future.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (The “USA Patriot Act”) was signed into law. The USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as Bancorp’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

On October 3, 2008, in response to the stresses experienced in the financial markets, the Emergency Economic Stabilization Act (EESA) was enacted. Pursuant to its authority under EESA, Treasury created the TARP Capital Purchase Program (CPP) under which the Treasury Department would invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Although it was approved for participation, Bancorp declined to participate in federal TARP funding because its capital levels were and remain significantly in excess of what is required to be considered “well-capitalized” under regulatory standards.

In May 2009, as part of its efforts to rebuild the Deposit Insurance Fund DIF, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009.  In lieu of further special assessments, in November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in July 2010.  Generally, the Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  This new extensive and complex legislation contains many new provisions affecting the banking industry, including:

•                                          Creation of a new Bureau of Consumer Financial Protection

•                                          Determination of debit card interchange rates by the Federal Reserve Board

•                                          New regulation over derivative instruments

•                                          Establishment of new powers enabling federal regulators to seize and dismantle troubled financial firms

•                                          Phase outs of certain forms of trust preferred debt and hybrids previously included as bank capital

•                                          Increases to FDIC deposit coverage, increased bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have an adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition.

In February 2011, per the Dodd-Frank Act, the FDIC redefined the deposit assessment base as average consolidated total assets minus average tangible equity, and adopted a new assessment rate schedule effective April 1, 2011.  Management expects the new assessment base will decrease the Company’s FDIC insurance expense somewhat beginning in 2011, based on the assessment rates established in the final rule.

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

Our success depends on general economic conditions both locally and nationally.  Most of our customers are in the Louisville metropolitan area with a growing number of customers in the Indianapolis and Cincinnati markets.  Some of our customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include recession, unemployment, and inflation. Economic conditions have an impact on the demand of our customers for loans, the ability of some borrowers to repay these loans, availability of deposits and the value of the collateral securing these loans.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Over half of our loans are secured by real estate (both residential and commercial) in our market area. Adverse changes in the local or national economy could negatively affect our customer’s ability to pay these loans. If borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, we could experience higher loan losses. Additional increases in loan loss provisions may be necessary in the future. Deterioration in the quality of our credit portfolio could have a material adverse effect on our financial condition, results of operations, and ultimately our capital.

Declines in the housing market over the past few years, falling home prices, increasing foreclosures, unemployment and under employment have negatively impacted the credit performance of real estate related loans and resulted in significant write downs of asset values by many financial institutions. These write downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This market turmoil has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. To date, the impact of these adverse conditions has not been severe in the primary markets we serve. Should market conditions worsen and foreclosed assets increase significantly, Bancorp’s flexibility to approach collateral sales in an orderly fashion to minimize losses may be reduced and management may be forced to liquidate problem loans more rapidly, thus increasing the loss on these assets. If current levels of market disruption and volatility continue or potentially worsen, there can be no assurance that we will not experience an adverse effect, which may be material, to our financial condition and results of operations.

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

Our loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans.  Accordingly, we may experience significant credit losses which could have a material adverse effect on operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for repayment of many of our loans.  In determining the adequacy of the allowance for loan losses, we consider, among other factors, our loan loss experience and an evaluation of economic conditions.  There has been continued economic softness, particularly slumping housing and commercial real estate market conditions.  If our assumptions prove to be incorrect or economic problems are worse than projected, our current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Such additions to our allowance, if necessary, could have a material adverse impact on our financial results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require an increase in our provision for loan losses or loan charge-offs. If the regulatory agencies require any increase in our provision for loan losses or loan charge-offs for which we had not allocated, it would have a negative effect on net income.

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

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

•                  Inflation or deflation;

•                  recession;

•                  a rise in unemployment;

•                  tightening money supply;

•                  international disorder and instability in foreign financial markets;

•                  the Federal Reserve reducing rates; and

•                  competition from other financial institutions.

Prevailing interest rates are at historically low levels, and indications are that the Federal Reserve will likely maintain the low rates for much of the upcoming year.  An increase in interest rates of up to 2% will decrease our net interest income, primarily because the majority of our variable rate loans have floors of 4% or higher.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, our net interest margin likely will be negatively affected until the increase exceeds 75 basis points from today’s levels. Our asset-liability management strategy, which is designed to mitigate our risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.  Our most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will increase by approximately 0.9% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 0.3% if rates increase 200 basis points.  Additionally, we have observed that competitor banks may be willing to pay rates on deposits well in excess of normal market rates, depending on their liquidity needs.

Competition with other financial institutions could adversely affect our profitability.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We face vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, we encounter competition from smaller community banks in our markets.  We also compete with other non-traditional providers of financial services, such as brokerage firms, insurance companies and credit unions. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. We must exercise judgment in selecting and applying these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States (US GAAP).

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

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is a part of the main office complex. In addition to the main office complex, the Bank owned fourteen branch properties at December 31, 2010, two of which are located on leased land.  At that date, the Bank also leased fifteen branch facilities.  Of the thirty banking locations, twenty-five are located in the Louisville MSA, two are located in Indianapolis MSA and three are located in the Cincinnati MSA. See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2010, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2010, for information relating to legal proceedings.

Item 4.                        [Reserved]

None

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2010 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 51	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank

James A. Hillebrand Age 42	President and Director of Bancorp and the Bank

Kathy C. Thompson Age 49	Senior Executive Vice President and Director of Bancorp and the Bank

Nancy B. Davis Age 55	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Bancorp and the Bank

William M. Dishman III Age 47	Executive Vice President and Chief Risk Officer of the Bank

Gregory A. Hoeck Age 60	Executive Vice President of the Bank

Philip S. Poindexter Age 44	Executive Vice President and Chief Lending Officer of the Bank

T. Clay Stinnett Age 37	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank

Mr. Heintzman was appointed Chairman and Chief Executive Officer effective in January 2006.  Prior thereto, he served as President of Bancorp and the Bank since 1992. Mr. Heintzman joined the Bank in 1985.

Mr. Hillebrand was appointed President effective in July 2008.  Prior thereto, he served as Executive Vice President and Director of Private Banking of the Bank since 2005. From 2000 to 2004, he served as Senior Vice President of Private Banking.  Mr. Hillebrand joined the Bank in 1996.

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

Ms. Davis was appointed Executive Vice President of Bancorp and the Bank in 1999 and Chief Financial Officer in 1993.  She joined the Bank in 1991.

Mr. Dishman joined the Bank and was appointed Executive Vice President and Chief Risk Officer in February 2009.  Prior thereto, he served as Executive Vice President and Chief Credit Officer for National City Bank’s Kentucky and Tennessee markets from 2004 to 2009.

Mr. Hoeck joined the Bank and was appointed Executive Vice President in May 1998.  He is the manager of Retail Banking for the Bank.

Mr. Poindexter was appointed Chief Lending Officer in July 2008.  Prior thereto, he served as Executive Vice President and Director of Commercial Lending.  Mr. Poindexter joined the Bank in 2004.

Mr. Stinnett was appointed Executive Vice President and Chief Strategic Officer in February 2011.  Prior thereto, he served as Senior Vice President and Chief Strategic Officer since 2005.  Mr. Stinnett joined the Bank in 2000.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  Prior to July 2006, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue and pay dividends on a quarterly basis.  On December 31, 2010, Bancorp had approximately 1,321 shareholders of record, and approximately 3,300 non-objecting beneficial owners holding shares in nominee or “street” name.

	2010			2009
			Cash dividends			Cash dividends
Quarter	High	Low	declared	High	Low	declared

First	$23.34	$20.00	$0.17	$27.50	$18.65	$0.17
Second	24.98	22.88	0.17	27.39	23.65	0.17
Third	25.44	22.99	0.17	25.07	21.56	0.17
Fourth	25.20	23.86	0.18	23.88	21.17	0.17

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2010.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1-October 31	—	$—	—	—
November 1-November 30	409	25.20	—	—
December 1-December 31	4,192	25.09	—	—
Total	4,601	$25.10	—	—

(1)                                 Fourth quarter 2010 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)                                 The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, and in 2005 and 2007 expanded the plan to allow for the repurchase of additional shares.  The stock repurchase program expired in November 2008, and has not been renewed.

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

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
S.Y. Bancorp, Inc.	100.00	120.06	105.31	124.32	99.47	117.73
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
SNL Midwest Bank Index	100.00	115.59	90.09	59.27	50.23	62.38
SNL NASDAQ Bank Index	100.00	112.27	88.14	64.01	51.93	61.27

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Dollars in thousands except per share data)	2010	2009	2008	2007	2006

Net interest income	$66,879	$58,675	$56,858	$53,691	$53,875
Provision for loan losses	11,469	12,775	4,050	3,525	2,100
Net income	22,953	16,308	21,676	24,052	22,896

Per share data
Net income, basic	$1.68	$1.20	$1.61	$1.70	$1.58
Net income, diluted	1.67	1.19	1.59	1.67	1.55
Cash dividends declared	0.69	0.68	0.68	0.63	0.57
Book value	12.37	11.29	10.72	9.78	9.54
Market value	24.55	21.35	27.50	23.94	28.00

Average balances
Stockholders’ equity	$163,572	$150,721	$136,112	$139,357	$131,971
Assets	1,847,452	1,717,474	1,567,967	1,413,614	1,353,651
Federal Home Loan Bank advances	69,159	80,904	86,011	65,699	34,466
Long-term debt	40,901	40,930	3,361	93	10,458

Selected ratios
Return on average assets	1.24%	0.95%	1.38%	1.70%	1.69%
Return on average stockholders’ equity	14.03	10.82	15.93	17.26	17.35
Average stockholders’ equity to average assets	8.85	8.78	8.68	9.86	9.75
Net interest rate spread	3.66	3.35	3.51	3.48	3.77
Net interest rate margin, fully tax-equivalent	3.93	3.68	3.93	4.16	4.37
Efficiency ratio	56.01	58.70	57.27	54.68	55.76
Non-performing loans to total loans	1.28	0.84	0.35	0.28	0.59
Non-performing assets to total assets	1.30	0.77	0.39	0.49	0.65
Net charge offs to average loans	0.40	0.59	0.16	0.20	0.18
Allowance for loan losses to total loans	1.69	1.39	1.14	1.12	1.06

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

The financial section of our Form 10-K includes management’s discussion and analysis, our consolidated financial statements, and the notes to those financial statements. We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of S.Y. Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2010.

Our Business

S.Y. Bancorp, Inc. (Bancorp), incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2010, the Bank had 25 full service banking locations in the Louisville MSA, two full service banking locations in Indianapolis, and three full service banking locations in Cincinnati. The Bank’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by the investment management and trust department, the brokerage department, and the mortgage department helps support the corporate philosophy of capitalizing on full service customer relationships.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 13 through 42) — provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp.  It contains our management’s view about industry trends, risks, uncertainties, accounting policies that we view as critical in light of our business, our results of operations including discussion of the key performance drivers of each of our business segments, our financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements (pages 43 through 47) — include our Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Changes in Stockholders’ Equity, Comprehensive Income, and Cash Flows for each of the last three years. Our financial statements are prepared in accordance with US GAAP.

Notes to the financial statements (pages 48 through 82) — provide insight into, and are an integral part of, our financial statements. The notes contain explanations of our significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting (pages 83 through 87) — include the following:

•                  A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the fair presentation of our consolidated financial statements based on their audits,

•                  A report from management indicating our responsibility for financial reporting and the financial statements,

•                  A report from management indicating our responsibility for the system of internal control over financial reporting,  including an assessment of the effectiveness of those controls; and

•                  A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the effectiveness of the Company’s internal control over financial reporting.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee” or other words with similar meaning.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for the Bank’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of the Bank’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses.  To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected.   The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

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

Overview of 2010

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2010, Bancorp completed a solid year of asset and deposit growth with net income totaling $22,953,000, an increase of 41% over 2009.  Increased profitability was primarily due to loan growth, an improvement in net interest margin and increasing non-interest income. Diluted earnings per share for 2010 increased 40% over 2009 to $1.67, matching the amount recorded for 2007 prior to the recession’s onset.

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

Bancorp’s loan portfolio increased 5% during 2010 to $1.5 billion and this was the driving force for growth in interest income. Increased loan volume contributed to higher interest income in 2010, partially offset by declining interest rates on loans and investments over the past year.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings.  Rates paid on liabilities decreased more than rates decreased on earning assets, resulting in an increased net interest spread and net interest margin compared to 2009.

Distinguishing Bancorp from other similarly sized community banks is the magnitude of its investment management and trust revenue, making total non-interest income a continuing key contributor to earnings in 2010.  Total non-interest income increased 12% in 2010 compared to 2009, largely due to increased income from investment management and trust services.  Income from investment management and trust services increased 19% for 2010 due to higher asset values, a modest increase in non-recurring estate fees and an expanding client base.  Trust assets under management rose to $1.70 billion at December 31, 2010, compared to $1.55 billion at December 31, 2009.   Revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.  In addition, Bancorp experienced increases in service charges on deposit accounts, bankcard transaction income, gains on sales of mortgage loans, gains on sales of securities available for sale, and brokerage income.

Higher non-interest expenses for 2010 were reflected in salaries and benefits, occupancy expenses and data processing expenses, partially offset by a decrease in FDIC insurance expense. Bancorp’s efficiency ratio for 2010 of 56.01% compared favorably with 58.70% in 2009.

Also impacting 2010 results, Bancorp’s provision for loan losses decreased to $11,469,000 compared to $12,775,000 for 2009, primarily due to a $4.1 million loan loss provision in 2009 related to a fraudulent loan.  Excluding the fraudulent loan, the provision increased in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, and reflected the impact of downgrading various loans’ status due to the ongoing economic stress on borrowers witnessed from 2008 through 2010.  Ultimately, this required a higher provision.  Management continues to be concerned that the prolonged economic downturn and prospects for a slow recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  Bancorp’s allowance for loan losses was 1.69% of total loans at December 31, 2010, compared with 1.39% of total loans at December 31, 2009.

Bancorp’s effective tax rate decreased to 28.3% in 2010 from 29.8% in 2009.  The decrease in the 2010 effective tax rate was primarily due to new market and historic tax credits arising from Bancorp’s investment in a Louisville revitalization project in the second quarter of 2010.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp.  A summary of our TCE ratios at December 31, 2010 and 2009 is shown in the following table.

(in thousands, except per share data)	December 31, 2010	December 31, 2009

Total equity	$169,861	$153,614
Less goodwill	(682)	(682)
Tangible common equity	169,179	152,932

Total assets	1,902,945	1,791,479
Less goodwill	(682)	(682)
Total tangible assets	1,902,263	1,790,797

Tangible common equity ratio	8.89%	8.54%

Number of outstanding shares	13,737	13,607

Tangible common equity per share	$12.32	$11.24

See “Non-GAAP Financial Measures” for reconcilement of TCE to US GAAP measures.

Challenges for 2011 will include managing credit quality and achieving continued loan growth.

•                  A continued economic downturn could cause us to have a higher level of non-performing loans and potentially lower loan demand, both of which would negatively impact net income.

•                  Even as the economy begins to show some signs of general improvement, these emerging indications are not even or broad-based, and the extended duration of the economic downturn continues to weaken already stressed borrowers.  These conditions will likely have an ongoing effect on certain borrowers until overall business and real estate conditions improve.  Moreover, should market conditions worsen and foreclosed assets increase significantly, Bancorp’s flexibility to approach collateral sales in an orderly fashion to minimize losses may be reduced and management may be forced to liquidate problem loans more rapidly, thus increasing the loss on these assets.

•                  To achieve our profitability goals for 2011, net loan growth must continue at a pace in excess of 2010. This will be impacted by competition and prevailing economic conditions.  We believe there is significant opportunity for growth, and our ability to deliver attractive growth over the long-term is linked to our success in each market.

•                 The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low throughout 2009, 2010 and into 2011.  Indications are that the Federal Reserve will keep short term rates low throughout 2011.  Approximately 40% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 73% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, our net interest margin likely will be negatively affected until the increase exceeds 75 basis points from today’s levels.

•                  We expect net interest margin to be fairly consistent in 2011 with the level achieved in the fourth quarter of 2010 as rates are expected to be largely unchanged through the fourth quarter of 2011.  This would result in a net interest margin for 2011 similar to the level seen in 2010.  Increased deposit and loan rate competition could negatively impact this expectation.

•                  We expect a decrease in non-interest income for 2011 relating to gains on sales of mortgage loans held for sale, as we do not expect the volume of refinance activity to continue at the record pace we experienced in 2009 and 2010.  We also expect a decrease in service charges on deposits and bankcard transaction income primarily due to recent, as well as proposed, regulatory changes.  We expect year-over-year increases in non-interest expense including personnel and occupancy expenses as we opened two new locations in 2010.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $22,953,000 or $1.67 per share on a diluted basis for 2010 compared to $16,308,000 or $1.19 per share for 2009 and $21,676,000 or $1.59 per share for 2008.  Net income for 2010 was positively impacted by:

•                  A 14% or $8.2 million increase in net interest income.

•                  A 12% or $3.7 million, increase in non-interest income.

•                  A 10% or $1.3 million decrease in provision for loan losses.

•                  A 1.5% or $476 thousand decrease in the effective tax rate

Net income for 2010 was negatively impacted by an 8% or $4.4 million increase in non-interest expenses.

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

Comparative information regarding net interest income follows:

(Dollars in thousands)	2010	2009	2008	2010/2009 Change		2009/2008 Change

Net interest income, tax-equivalent basis	$68,264	$59,729	$57,872	14.3%		3.2%
Net interest spread	3.66%	3.35%	3.51%	31	bp	(16	)bp
Net interest margin	3.93%	3.68%	3.93%	25	bp	(25	)bp
Average earning assets	$1,738,718	$1,621,757	$1,472,098	7.2%		10.2%
Five year Treasury bond rate at year end	2.02%	2.69%	1.55%	(67	)bp	114	bp
Average five year Treasury bond rate	1.91%	2.19%	2.79%	(28	)bp	(60	)bp
Prime rate at year end	3.25%	3.25%	3.25%	0	bp	0	bp
Average prime rate	3.25%	3.25%	5.09%	0	bp	(184	)bp

bp = basis point = 1/100th of a percent

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $460 million, or 73% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $115 million or 18% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $59 million of variable rate loans, or 9% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average loan balances increased $77 million or 5.6% in 2010; however, the declining interest rate environment drove average loan yields lower by 12 basis points.  Bancorp grew average interest bearing deposits $85 million or 7.6% to fund loan growth.  Average interest costs on interest bearing deposits decreased 51 basis points, again reflecting the declining interest rate market and a more favorable mix of deposits. Average FHLB advances decreased by $11.7 million or 14.5%, with average rates decreasing by 85 basis points.  The average rate on long-term debt decreased 12 basis points.  Rate changes, combined with volume increases on loans and deposits, resulted in an increase in net interest income and net interest margin for 2010 compared to 2009.

Management anticipates a stable prime rate for 2011. Bancorp believes the net interest margin has stabilized.  Time deposit maturities of approximately $136 million, or 32% of total time deposits, in the first two quarters could spark slight improvement in interest expense.  However, this will be offset by declining overall rates in the loan portfolio as persistent low prevailing rates are expected to erode the overall yield on loans and investments.  This expectation is based on current loan and deposit pricing in the markets in which Bancorp operates.  The margin could be impacted negatively if competition causes increases in deposit rates or a decline in loan pricing in those markets.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The December 31, 2010 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 basis points in interest rates would have a slightly positive effect on net interest income.  These estimates are summarized below.

Net interest income % change

Increase 200 bp	(0.32)
Increase 100 bp	(1.69)
Decrease 100 bp	0.85
Decrease 200 bp	(3.52)

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

Undesignated derivative instruments described in Note 20 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2010 and 2009 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2010/2009			2009/2008
		Increase (decrease)			Increase (decrease)
		due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$2,615	$(1,632)	$4,247	$(3,291)	$(9,008)	$5,717
Federal funds sold	59	28	31	(399)	(616)	217
Mortgage loans held for sale	(50)	(34)	(16)	171	(16)	187
Securities Taxable	(104)	(666)	562	131	(999)	1,130
Tax-exempt	101	(327)	428	163	50	113
Total interest income	2,621	(2,631)	5,252	(3,225)	(10,589)	7,364

Interest expense
Deposits
Interest bearing demand deposits	18	(29)	47	(464)	(530)	66
Savings deposits	46	19	27	68	53	15
Money market deposits	685	(86)	771	(3,337)	(3,877)	540
Time deposits	(5,580)	(4,102)	(1,478)	(2,798)	(4,031)	1,233
Securities sold under agreements to repurchase	61	29	32	(570)	(413)	(157)
Federal funds purchased and other short-term borrowings	(18)	(15)	(3)	(687)	(642)	(45)
Federal Home Loan Bank advances	(1,075)	(631)	(444)	(587)	(362)	(225)
Long-term debt	(51)	(49)	(2)	3,293	102	3,191

Total interest expense	(5,914)	(4,864)	(1,050)	(5,082)	(9,700)	4,618

Net interest income	$8,535	$2,233	$6,302	$1,857	$(889)	$2,746

Bancorp’s net interest income increased $8,535,000 for the year ended December 31, 2010 compared to the same period of 2009 while 2009 increased $1,857,000 compared to 2008.  Net interest income for 2010 compared to 2009 was positively impacted by an increase in loan and securities volume and a decrease in deposit and other borrowing rates, and the volume of liabilities.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Loan volume increases boosted net interest income by $4,247,000 and declining rates on deposits, particularly time deposits, contributed $4,198,000 to the increase of net interest income.  Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $1,632,000.

For the year 2009 compared to 2008, loan growth accounted for $5,717,000 of the increase in interest income, offset by lower rates on loans which accounted for a decrease of $9,008,000.  Lower rates on deposits resulted in a decreased interest expense of $8,385,000, which was somewhat offset by increased interest expense of $4,618,000 due to higher volumes of liabilities.

Provision for Loan Losses

In determining the provision for loan losses charged to expense, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses is summarized below:

(Dollars in thousands)	2010	2009	2008

Provision for loan losses	$11,469	$12,775	$4,050
Allowance to loans at year end	1.69%	1.39%	1.14%
Allowance to average loans for year	1.74%	1.44%	1.19%

The provision for loan losses decreased $1,306,000 during 2010 compared to 2009 primarily due to a $4.1 million loan loss provision in 2009 related to a fraudulent loan. Excluding the fraudulent loan, the provision increased in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, and reflected the impact of downgrading various loans’ status due to the ongoing economic stress on borrowers witnessed from 2008 through 2010.  Ultimately, this required a higher provision.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Non-performing loans increased from $12,101,000 at year-end 2009 to $19,314,000 at December 31, 2010.  The ratio of non-performing loans to total loans was 1.28% at December 31, 2010, up from 0.84% at December 31, 2009.  Net charge-offs totaled 40 basis points of average loans at year-end 2010, down from 0.59% at year-end 2009.  Contributing 30 basis points to the 2009 level of charge-offs was the fraudulent loan discussed above.  The increase in non-performing loans, including non-accrual loans, in 2010 reflected the reclassification of several unrelated loans to non-performing status due to the ongoing economic stress on borrowers witnessed from 2008 through 2010.  While Bancorp’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to feel that a prolonged recession could place additional pressure on credit quality in determining the provision and allowance for loan losses.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2010 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2010, 2009 and 2008. The table shows the dollar and percentage change from 2009 to 2010 and from 2008 to 2009. Below the table is a discussion of significant changes and trends.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%

Investment management and trust services	$13,260	$11,180	$12,203	$2,080	18.6%	$(1,023)	(8.4)%

Service charges on deposit acccounts	8,600	8,531	8,692	69	0.8	(161)	(1.9)

Bankcard transaction revenue	3,313	2,909	2,645	404	13.9	264	10.0

Gain on sales of mortgage loans held for sale	2,321	2,163	1,253	158	7.3	910	72.6

Gain (loss) on sales of securities available for sale	159	(339)	(607)	498	(146.9)	268	(44.2)

Brokerage commissions and fees	2,136	1,749	1,797	387	22.1	(48)	(2.7)

Bank owned life insurance income	995	988	1,020	7	0.7	(32)	(3.1)

Other	2,955	2,855	1,240	100	3.5	1,615	130.2

	$33,739	$30,036	$28,243	$3,703	12.3%	$1,793	6.3%

Total non-interest income increased 12.3% for the year ended December 31, 2010 compared to 2009. The largest component of non-interest income is investment management and trust services. Along with the effects of improving market conditions in 2009 and 2010, this area of the Bank continued to grow through attraction of new business and retention of existing business. Trust assets under management rose to $1.70 billion at December 31, 2010, compared to $1.55 billion at December 31, 2009.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the investment management and trust department, most notably executor fees, are non-recurring in nature and the timing of these revenues corresponds with the administration of estates. For 2010, 2009 and 2008 executor fees totaled approximately $668,000, $225,000 and $545,000, respectively. Also contributing to the increases in investment management and trust fees was the attraction of net new accounts, consisting primarily of personal accounts.

Service charges on deposit accounts increased $69,000 or 0.8%, for the year ended December 31, 2010 compared to the same period a year ago.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation required that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  While it is difficult to predict the impact of this change, management believes this requirement will result in some decline in service charge income in 2011.

Bankcard transaction revenue increased $404,000 or 13.9% in 2010 compared to 2009 and primarily represents income the Bank derives from customers’ use of debit cards.  Results for 2010 compared favorably to 2009 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. In the future, this rate will be set by the Federal Reserve Board for banks with at least $10 billion in assets.  While this threshold indicates we will not be directly affected due to our size, it is likely that this change will indirectly affect Bancorp. While there are many uncertainties about its effect, the potential limits related to interchange rates on debit card transactions proposed in the Dodd-Frank legislation may negatively impact this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans increased $158,000, or 7.3%, in 2010 compared to 2009.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates fell substantially in late 2008 and have remained at attractive levels through 2009 and 2010 helping contribute to a solid loan volume — mostly refinance activity.  Also, the well-publicized availability of first-time homebuyer tax credits contributed to an increase in purchase activity in late 2009 and early 2010.  Volume, which reached an all-time high in 2009, declined slightly in 2010 but remained strong due to record low interest rates providing more refinance opportunities, while overall pricing on loans sold improved in 2010.

Gains on securities available for sale totaled 159,000 for 2010, compared to losses totaling $339,000 in 2009.  In the third quarter of 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  In 2009, Bancorp sold trust preferred securities, generating a loss of $359,000, and mortgage-backed securities, generating gains of $20,000. In 2008, Bancorp sold preferred securities of other bank holding companies, with a cost of $3,951,000, resulting in a loss of $607,000.

Brokerage commissions and fees earned primarily from stock, bond and mutual fund sales increased $387,000 or 22.1% for 2010 compared to the prior year.  These increases corresponded to higher overall brokerage volume, as retail investors exhibited increased confidence in the overall market and the economic outlook.  Bancorp deploys its brokers primarily through its branch network for retail consumers, while larger managed accounts are included in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) was $995,000 in 2010 compared to $988,000 for 2009.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related change in cash surrender value and proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income increased $100,000, or 3.5%, during 2010 compared to 2009 primarily due to an increase of the value of the domestic private investment fund.  Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities and is accounted for in accordance with FASB ASC 323-10 “Investments — Equity Method and Joint Ventures”.  The fund increased in value by $606,000 in 2010, compared to $459,000 in 2009.  This increase is partially offset by a decrease in fees related to mortgage banking, such as title and application income, and a variety of other factors, none of which is individually significant.  Other non-interest income increased in 2009 compared to 2008 as a result of an increase in the value of the domestic private investment fund and increases in fees related to mortgage banking, combined with a variety of factors none of which are individually significant.

The following table provides a comparison of the components of non-interest expenses for 2010, 2009 and 2008. The table shows the dollar and percentage change from 2009 to 2010 and from 2008 to 2009. Below the table is a discussion of significant changes and trends.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%

Salaries and employee benefits	$33,485	$30,147	$28,209	$3,338	11.1%	$1,938	6.9%

Net occupancy expense	4,934	4,185	4,247	749	17.9	(62)	(1.5)

Data processing expense	4,834	4,479	4,108	355	7.9	371	9.0

Furniture and equipment expense	1,272	1,234	1,117	38	3.1	117	10.5

FDIC insurance	2,038	2,687	621	(649)	(24.2)	2,066	332.7

Other	10,568	9,963	11,017	605	6.1	(1,054)	(9.6)

	$57,131	$52,695	$49,319	$4,436	8.4%	$3,376	6.8%

Salaries and benefits are the largest component of non-interest expenses and increased $3,338,000 or 11.1% for 2010 compared to 2009.  This was primarily due to increases in salaries, profit-related bonus accruals and health insurance expense.  Increased staffing levels, mainly related to the expansion in Cincinnati, included senior staff with higher per capita salaries and contributed to the overall increase.  At December 31, 2010, the Bank had 475 full-time equivalent employees compared to 470 at the same date in 2009 and 464 for 2008.

Net occupancy expense increased $749,000 or 17.9% from 2009 to 2010, primarily due to an increase in rent expense, some of which was a one-time charge to reflect the impact of leases with escalation clauses recorded in 2010.  Other contributing factors were the addition of two new branches in the Cincinnati market, along with increases in utilities and property taxes.  The Bank opened two new locations in 2010, after opening no new locations in 2009 or 2008.  At December 31, 2010 the Bank had thirty banking center locations including the main office.

Data processing expense increased $355,000 or 7.9% largely due to increased trust data processing expenses related to tax document preparation in 2010.

Furniture and equipment expense increased $38,000 or 3.1% in 2010, as compared to 2009, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $649,000, or 24.2% for the year ended December 31, 2010, as compared to the same period in 2009.  The decrease is due primarily to a $786,000 special assessment recorded in 2009, which did not recur in 2010.

Other non-interest expenses increased $605,000 for the year ended December 31, 2010 compared to the same period of 2009.  Included in this category are amortization expenses related to mortgage servicing rights (MSRs).  Mortgage volume increased the amount of MSRs over 2009 and 2010, resulting in a corresponding increase of MSR amortization of $230,000 in 2010 compared to 2009, and an impairment reversal of $176,000 in 2009.  The remaining increases in 2010 other non-interest expenses are related to an increase of $196,000 in professional fees and a variety of factors including advertising, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2010	2009	2008

Income tax expense	$9,065	$6,933	$10,056
Effective tax rate	28.3%	29.8%	31.7%

The decrease in the 2010 effective tax rate was primarily due to new market and historic tax credits arising from Bancorp’s investment in a Louisville revitalization project in the second quarter of 2010.  For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%

Average earning assets	$1,738,718	$1,621,757	$1,472,098	$116,961	7.2%	$149,659	10.2%

Average interest bearing liabilities	1,408,593	1,330,228	1,220,776	78,365	5.9	109,452	9.0

Average total assets	1,847,452	1,717,474	1,567,967	129,978	7.6	149,507	9.5

Total year end assets	1,902,945	1,791,479	1,628,763	111,466	6.2%	162,716	10.0%

The Bank has experienced steady growth in earning assets over the last several years primarily in the area of loans.  From 2009 to 2010, average loans increased 5.6%, or $77.5 million, while average securities increased $25.1 million, or 14.0%.  Much of loan growth is attributed to industrial and multi-family properties and healthcare facility loans originated. The Bank continues to target private banking clientele as having attractive growth potential. Not only do these relationships afford loan growth, but they also bring opportunities to provide full-service financial relationships as well as provide personal financial services to business owners.  During 2009, average loans increased 7.4% with growth being primarily from industrial and multi-family properties.

Average total interest bearing accounts increased 5.9% and non-interest bearing accounts increased 18.5% in 2010.  The increase in average interest bearing liabilities from 2009 to 2010 occurred primarily in money market and demand deposits spurred by promotions to support loan growth.  Time deposits decreased 10.8% or $55.4 million in 2010, as Bancorp intentionally did not renew higher cost deposits. Bancorp continued to utilize fixed rate advances from the FHLB during 2010 as they compared favorably to similar term time deposits.  Bancorp had an average of $69,159,000 in outstanding FHLB advances in 2010 compared to $80,904,000 and $86,011,000 in 2009 and 2008, respectively.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances totaling $30 million with the FHLB, resulting in lower interest cost over the remaining term of these advances.

In 2009, Bancorp began a correspondent banking division to offer loan and deposit services, international services, investment management and trust services, and other services to community banks across Kentucky and southern Indiana.  At December 31, 2010 and 2009, federal funds purchased from correspondent banks totaled $22.0 million and $18.0 million, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2010			Year 2009			Year 2008
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$57,433	$138	0.24%	$42,759	$79	0.18%	$23,992	$478	1.99%
Mortgage loans held for sale	7,069	339	4.80%	7,385	389	5.27%	3,856	218	5.65%
Securities
Taxable	163,945	5,057	3.08%	147,601	5,164	3.50%	119,590	5,031	4.21%
Tax-exempt	35,438	1,705	4.81%	27,230	1,604	5.89%	24,774	1,441	5.82%
FHLB stock	5,717	217	3.80%	5,138	214	4.17%	4,175	216	5.17%
Loans, net of unearned income	1,469,116	80,075	5.45%	1,391,644	77,460	5.57%	1,295,711	80,751	6.23%

Total earning assets	1,738,718	87,531	5.03%	1,621,757	84,910	5.24%	1,472,098	88,135	5.99%

Less allowance for loan losses	23,085			17,688			14,600

	1,715,633			1,604,069			1,457,498

Non-earning assets
Cash and due from banks	26,990			25,690			27,196
Premises and equipment	29,349			28,034			28,101
Accrued interest receivable and other assets	75,480			59,681			55,172

Total assets	$1,847,452			$1,717,474			$1,567,967

	Year 2010			Year 2009			Year 2008
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$248,626	$482	0.19%	$224,805	$464	0.21%	$208,902	$928	0.44%
Savings deposits	65,375	163	0.25%	54,039	117	0.22%	42,973	49	0.11%
Money market deposits	447,319	3,250	0.73%	341,535	2,565	0.75%	310,466	5,902	1.90%
Time deposits	457,275	9,275	2.03%	512,669	14,855	2.90%	477,382	17,653	3.70%
Securities sold under agreements to repurchase	56,919	332	0.58%	51,145	271	0.53%	65,824	841	1.28%
Federal funds purchased and other short-term borrowings	23,019	45	0.20%	24,201	63	0.26%	25,857	750	2.90%
FHLB advances	69,159	2,266	3.28%	80,904	3,341	4.13%	86,011	3,928	4.57%
Long-term debt	40,901	3,454	8.44%	40,930	3,505	8.56%	3,361	212	6.31%

Total interest bearing liabilities	1,408,593	19,267	1.37%	1,330,228	25,181	1.89%	1,220,776	30,263	2.48%

Non-interest bearing liabilities
Non-interest bearing demand deposits	235,644			198,888			177,110
Accrued interest payable and other liabilities	39,643			37,637			33,969

Total liabilities	1,683,880			1,566,753			1,431,855

Stockholders’ equity	163,572			150,721			136,112

Total liabilities and stockholders’ equity	$1,847,452			$1,717,474			$1,567,967

Net interest income		$68,264			$59,729			$57,872

Net interest spread			3.66%			3.35%			3.51%

Net interest margin			3.93%			3.68%			3.93%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,385,000, $1,054,000 and $1,014,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $922,000, $570,000 and $591,000 in 2010, 2009 and 2008, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2010	2009	2008
Securities available for sale
U.S. Treasury and other U.S. government obligations	$—	$3,019	$6,955
Government sponsored enterprise obligations	114,539	124,688	107,617
Mortgage-backed securities — government agencies	60,748	66,681	29,263
Obligations of states and political subdivisions	68,789	32,812	27,084
Trust preferred securities of financial institutions	1,256	1,025	2,452

	$245,332	$228,225	$173,371

Securities held to maturity
Mortgage-backed securities — government agencies	$20	$35	$43

	$20	$35	$43

The maturity distribution and weighted average interest rates of securities at December 31, 2010, are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
Government sponsored enterprise obligations	$43,162	0.04%	$56,251	2.56%	$13,024	4.57%	$2,102	4.83%
Mortgage-backed securities — government agencies	3	4.03%	5,052	3.41%	5,301	2.08%	50,393	3.95%
Obligations of states and political subdivisions	1,901	6.49%	41,908	2.74%	18,281	4.87%	6,698	5.42%
Trust preferred securities of financial institutions	—	—	—	—	—	—	1,256	8.06%

	$45,066	0.31%	$103,211	2.67%	$36,606	4.36%	$60,449	4.23%

Securities held to maturity
Mortgage-backed securities	$—	—	$4	6.06%	$15	5.84%	$1	6.67%

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2010	2009	2008	2007	2006

Commercial and industrial	$343,956	$336,889	$348,174	$309,506	$274,599

Construction and development	159,482	204,653	167,402	144,668	133,361

Real estate mortgage:
Commercial investment	343,163	326,421	248,308	240,610	242,742
Owner occupied commercial	336,032	230,001	249,164	200,122	178,439
1-4 family residential	157,983	147,342	160,322	145,362	150,285
Home equity	(a)	(a)	(a)	136,962	136,893
Home equity - first lien	39,449	41,644	22,973	(a)	(a)
Home equity - junior lien	91,813	108,398	122,535	(a)	(a)

Subtotal: Real estate mortgage	968,440	853,806	803,302	723,056	708,359

Consumer	36,547	40,114	30,759	24,708	32,635

	$1,508,425	$1,435,462	$1,349,637	$1,201,938	$1,148,954

(a)          In 2008, Bancorp changed its presentation for disclosing the types of loans in its portfolio to provide more detailed information.  Home equity lines of credit were divided into two categories - first lien and junior lien; however, it was not feasible to obtain comparable amounts for these categories for prior periods.

Increases in loan categories reflect an overall increase in the size and composition of the loan portfolio, as well as the effect of internal reclassifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

The increase in the commercial investment and owner occupied commercial categories is the result of a consistent strategy to serve existing clients in Bancorp’s local markets.  Much of the growth is attributed to industrial and multi-family properties and healthcare facility loans originated with substantial cash equity and strong guarantor support.  The decrease in the construction and development category reflects internal reclassifications of loan types as project completions resulted in permanent financing.  Our focus has not been on housing and retail construction lending, sources of increased credit risk in the current environment.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial loan totals above, and a corresponding liability is recorded in other liabilities.  At December 31, 2010 and 2009, the total loans of this nature were $34,818,000 and $34,599,000 respectively.  A corresponding increase is reflected in other liabilities.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2010, which based on remaining scheduled repayments of principal, are due in the periods indicated.  Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$177,733	$119,987	$46,236	$343,956
Construction and development	78,127	61,684	19,671	159,482

	Interest Sensitivity
Commercial and industrial loans	Fixed rate	Variable rate
(In thousands)

Due after one but within five years	$73,604	$46,383
Due after five years	38,087	8,149

	$111,691	$54,532

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of Bancorp’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, Bancorp believes that its practices related to such interest reserves are conservative. When Bancorp underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, Bancorp determines the required borrower cash equity contribution and the maximum amount Bancorp is willing to loan. In the vast majority of cases, Bancorp requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard and soft costs. This results in Bancorp funding the loan later as the project progresses, and accordingly Bancorp typically funds the majority of the budgeted construction period interest through loan advances. Bancorp monitors budgeted interest reserves and does not allow funds allocated to other items to be directed to interest without realized cost savings.  Bancorp also looks to liquid guarantors who are able to make up a liquidity shortfall if required. The maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2010 was approximately $92.6 million, of which $67.2 million was outstanding at December 31, 2010 and $25.4 million remained to be advanced. Bancorp typically underwrites these construction loans with loan to value ratios remaining within supervisory limits.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Non-accrual loans	$14,388	$10,455	$4,455	$2,964	$5,900
Troubled debt restructuring	2,882	753	—	—	—
Loans past due 90 days or more and still accruing	2,044	893	255	406	853
Non-performing loans	19,314	12,101	4,710	3,370	6,753
Foreclosed real estate	5,445	1,556	1,560	3,831	2,466
Other foreclosed property	—	60	96	—	—
Non-performing assets	$24,759	$13,717	$6,366	$7,201	$9,219

Non-performing loans as a percentage of total loans	1.28%	0.84%	0.35%	0.28%	0.59%
Non-performing assets as a percentage of total assets	1.30%	0.77%	0.39%	0.49%	0.65%
Allowance for loan loss as a percentage of non- performing loans	132%	165%	327%	399%	181%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	December 31, 2010	December 31, 2009
Commercial and industrial	$2,328	$321
Construction and development	4,589	4,246
Real estate mortgage - commercial investment	3,214	2,024
Real estate mortgage - owner occupied commercial	1,426	2,122
Real estate mortgage - 1-4 family residential	1,984	1,256
Home equity	570	453
Consumer	277	33
Total	$14,388	$10,455

The increase in non-accrual loans reflects worsening economic pressures over the past year.  However, thus far, the increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.  Bancorp has seven borrowers, all in our primary market, who account for $9,214,000 or 64% of total non-accrual loans.  Each of these loans is secured by commercial or residential real estate, and management estimates minimal collateral exposure after consideration of collateral.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans was $250,000, $216,000, and $174,000 for 2010, 2009, and 2008, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $640,000, $627,000, and $393,000 for 2010, 2009, and 2008, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $50,051,000, $20,564,000, and $7,175,000 at December 31, 2010, 2009, and 2008, respectively. The increase in 2010 is due to the ongoing economic stress on borrowers witnessed from 2008 through 2010.  These relationships will be monitored closely for possible future inclusion in non-performing loans.  Management believes it has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets increased 53 basis points from 2009 to 2010.   The increase in non-performing assets as a percentage of total assets was due to the increase in non-accrual loans and an increase in foreclosed real estate.  At December 31, 2010 and December 31, 2009, the carrying value of other real estate owned was $5,445,000 and $1,556,000, respectively.  The ongoing economic stress on borrowers witnessed from 2008 through 2010 has resulted in an increase in foreclosures, the largest of which is a parcel of undeveloped land with a carrying value of $2,400,000.  In December 2008, Bancorp recorded an impairment charge of $289,000 based on the most recent appraisal of another foreclosed property.  No impairment charges were recorded in 2010 or 2009 for these properties as management believes these properties are appropriately recorded at lower of cost or market.

Effects of Declines in Real Estate Collateral Values

Despite the fact that Bancorp’s principal market, Louisville, has had home values decline less than most markets nationwide (Source: Federal Housing Finance Agency), further declines in collateral values, including commercial properties, may indirectly impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  Bancorp typically requires appraisals on real estate at application and assesses the transaction and market conditions to determine if updates are needed at renewal.  Additionally, Bancorp evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off by management when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Management charges loans down to net realizable value if liquidation is inevitable but may take time.

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

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with the Bank’s Board Loan Committee.

Changes in loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review, or the senior loan committee at any time.

In determining the allowance and related provision for loan losses, these principal elements are considered:

•                  Specific allocations are based upon probable losses on individually evaluated impaired loans.  These estimates are based primarily upon collateral value, but other objective factors such as payment history and financial condition of the borrower or guarantor may be used as well.

•                 Allocations for individually significant loans not defined as impaired based on estimates needed for pools of loans with similar risk.

•                  Allocations for loans not reviewed are totaled by loan category and are assigned a loss allocation factor based upon the Bank’s historical net loss percentages by loan type.

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

	Year ended December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Average Loans	$1,469,116	$1,391,644	$1,295,711	$1,159,101	$1,093,844

Balance of allowance for loan losses at beginning of year	$20,000	$15,381	$13,450	$12,203	$12,035
Loans charged off
Commercial and industrial	1,418	4,925	341	1,695	920
Construction and development	2,211	38	109	42	703
Real estate mortgage	2,450	3,099	1,689	547	298
Consumer	687	1,055	824	827	853
Total loans charged off	6,766	9,117	2,963	3,111	2,774

Recoveries of loans previously charged off
Commercial and industrial	115	59	31	242	59
Construction and development	26	2	—	—	23
Real estate mortgage	163	393	236	65	237
Consumer	536	507	577	526	523
Total recoveries	840	961	844	833	842
Net loans charged off	5,926	8,156	2,119	2,278	1,932
Additions to allowance charged to expense	11,469	12,775	4,050	3,525	2,100
Balance at end of year	$25,543	$20,000	$15,381	$13,450	$12,203
Ratio of net charge-offs during year to average loans	0.40%	0.59%	0.16%	0.20%	0.18%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2010 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2010	2009	2008	2007	2006

Commercial and industrial	$2,796	$4,091	$2,717	$1,991	$2,385
Construction and development	3,630	1,518	1,528	876	340
Real estate mortgage	12,203	6,513	4,065	3,421	2,851
Consumer	623	947	1,865	3,444	2,579
Unallocated	6,291	6,931	5,206	3,718	4,048

	$25,543	$20,000	$15,381	$13,450	$12,203

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

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2010	2009	2008

Provision for loan losses to average loans	0.78%	0.92%	0.31%
Net charge-offs to average loans	0.40%	0.59%	0.16%
Allowance for loan losses to average loans	1.74%	1.44%	1.19%
Allowance for loan losses to year end loans	1.69%	1.39%	1.14%

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

	Years ended December 31
	2010		2009		2008
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$235,633	—	$198,888	—	$177,110	—
Interest bearing demand deposits	248,626	0.19%	224,805	0.21%	208,902	0.44%
Savings deposits	65,375	0.25%	54,039	0.22%	42,973	0.11%
Money market deposits	447,319	0.73%	341,535	0.75%	310,466	1.90%
Time deposits	457,275	2.03%	512,669	2.90%	477,382	3.70%

	$1,454,228		$1,331,936		$1,216,833

Maturities of time deposits of $100,000 or more outstanding at December 31, 2010, are summarized as follows:

(In thousands)	Amount

3 months or less	$32,739
Over 3 through 6 months	29,600
Over 6 through 12 months	39,750
Over 12 months	65,101

$167,190

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$60,075	0.44%	$51,321	0.64%	$61,326	0.29%
Average during year	56,919	0.58%	51,145	0.53%	65,824	1.28%
Maximum month end balance during year	65,521		56,125		73,988

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during 2008 with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities, which qualify as Tier 1 capital, will mature on December 31, 2038, but are callable by Bancorp on or after December 31, 2013.  Also in 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At December 31, 2010 the Bank had chosen the LIBOR related rate alternative and will reevaluate periodically to ensure the most favorable pricing.  The subordinated debt qualifies as tier 2 capital.  The debt may be prepaid at any time.  The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  See Note 11 for further information regarding subordinated debentures.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, federal funds sold and available for sale marketable investment securities. Federal funds sold totaled $24 million at December 31, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $245.3 million at December 31, 2010, and included an unrealized net gain of $5.2 million. The portfolio includes maturities of approximately $45 million over the next twelve months, which offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At December 31, 2010, total investment securities pledged for these purposes comprised 36% of the available for sale investment portfolio, leaving $157.8 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2010, such deposits totaled $1.061 billion and represented 71% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not put heavy pressure on liquidity. As of December 31, 2010, Bancorp had only $3.1 million or 0.2% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC and offer FDIC insurance up to as much as $50 million in deposits limits through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Bank is a member of the FHLB of Cincinnati. As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to certificates of deposit and uses the standby letters of credit to back certain investment management and trust deposits retained as deposits in the Bank.  At December 31, 2010, the amount of available credit from the FHLB totaled $152 million.  See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has available federal funds purchased lines with correspondent banks totaling $111.6 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon its asset size.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2010 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$340,716	$218,196	$49,166	$42,006	$31,348
Standby letters of credit	9,598	6,430	3,168	—	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  Bancorp also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue.  Bancorp expects to receive revenue from the relationship which will help offset a portion of the expenses over the term of the agreement. See Note 10, Note 11, Note 14 and Note 17 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, subordinated debentures, the defined benefit retirement plan and operating leases.

The required payments under such commitments at December 31, 2010 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$11,117	$1,598	$3,147	$1,829	$4,543
Defined benefit retirement plan	4,236	123	247	168	3,698
Federal Home Loan Bank advances	60,442	12	20,023	40,024	383
Subordinated debentures	10,000	—	—	—	10,000
Trust preferred securities	30,900	—	—	—	30,900
Other	3,600	400	800	800	1,600

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2010	2009	2008

Stockholders’ equity	$169,861	$153,614	$144,500
Dividends per share	$0.69	$0.68	$0.68
Tier 1 risk-based capital	12.06%	11.66%	11.90%
Total risk-based capital	13.93%	13.55%	13.67%
Leverage ratio	10.31%	10.16%	10.62%

The increase in stockholders’ equity from 2009 to 2010 was primarily due to the growth in retained earnings from 2010.  The Board of Directors of Bancorp first approved a share buyback plan in 1999 and from time to time, the Directors expanded this plan to provide additional shares for repurchase.  The plan expired in 2008.  Since that time, S.Y. Bancorp has made no purchases of its common stock, choosing instead to continue to grow its capital in the face of uncertain economic times and regulatory environment.  S.Y. Bancorp increased its cash payout to stockholders during 2010 to an annual dividend of $0.69, up from $0.68 per share in 2009. This represents an annual yield of 2.93% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in capital ratios from 2009 to 2010 resulted largely from the growth of retained earnings.  See Note 11 for more detail regarding the subordinated debenture component of capital.  Note 21 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $3,139,000 and $2,199,000 at December 31, 2010 and 2009, respectively. The $940,000 increase is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2010 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2010	2009	2008

Return on average assets	1.24%	0.95%	1.38%
Return on average stockholders’ equity	14.03%	10.82%	15.93%
Dividend payout ratio, based on basic EPS	41.07%	56.67%	42.24%
Average stockholders’ equity to average assets	8.85%	8.78%	8.68%

Fair Value Measurements

Bancorp follows the provisions of the authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. The guidance prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  The guidance, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), is discussed in more detail in Note 18 to the consolidated financial statements.

Bancorp’s investment securities available for sale and interest rate swaps are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2010 and 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the carrying value.

Bancorp’s investment in a bank in one of Bancorp’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of December 31, 2010, the carrying value of the investment is $520,000.  Because Bancorp evaluated this investment based on a quoted price for this security in a market that is generally not active, the measurement was classified as Level 2.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2010 and December 31, 2009, the carrying value of other real estate owned was $5,445,000 and $1,556,000, respectively.  The ongoing economic stress on borrowers witnessed from 2008 through 2010 has resulted in an increase in foreclosures.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.  For impaired loans, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  At December 31, 2010 and December 31, 2009, the carrying value of impaired loans was $5,521,000 and $7,012,000, respectively.  The losses represent the change in the specific allowances for the period indicated.  These measurements are classified as Level 3.

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

Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, Bancorp considers various ratios when evaluating capital adequacy, including tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures.  Bancorp believes these ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.  Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios. The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	December 31, 2010	December 31, 2009

Total equity (a)	$169,861	$153,614
Less goodwill	(682)	(682)

Tangible common equity (c)	169,179	152,932

Total assets (b)	$1,902,945	$1,791,479
Less goodwill	(682)	(682)

Total tangible assets (d)	1,902,263	1,790,797

Total shareholders’ equity to total assets (a/b)	8.93%	8.57%
Tangible common equity ratio (c/d)	8.89%	8.54%

Number of outstanding shares (e)	13,737	13,607

Book value per share (a/e)	$12.37	$11.29
Tangible common equity per share (c/e)	12.32	11.24

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

This ASU is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 resulted in additional disclosures beginning in the fourth quarter of 2010 and thereafter.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to allow the FASB time to complete its guidance on what constitutes a troubled debt restructuring.  The guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of ASU 2011-01 will result in additional quarterly and annual disclosures beginning in the second quarter of 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp and report of independent auditors are included below:

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and due from banks	$17,702	$25,773
Federal funds sold and interest bearing due from banks	23,953	6,651
Mortgage loans held for sale	12,387	13,249
Securities available for sale (amortized cost of $240,097 in 2010 and $224,488 in 2009)	245,332	228,225
Securities held to maturity (fair value of $22 in 2010 and $37 in 2009)	20	35
Federal Home Loan Bank stock	4,771	4,546
Other securities	1,001	1,001
Loans	1,508,425	1,435,462
Less allowance for loan losses	25,543	20,000
Net loans	1,482,882	1,415,462
Premises and equipment, net	31,665	28,016
Bank owned life insurance	26,124	25,130
Accrued interest receivable	6,288	5,745
Other assets	50,820	37,646
Total assets	$1,902,945	$1,791,479

Liabilities
Deposits
Non-interest bearing	$247,465	$211,352
Interest bearing	1,246,003	1,206,832
Total deposits	1,493,468	1,418,184

Securities sold under agreements to repurchase	60,075	51,321
Federal funds purchased	25,436	19,518
Other short-term borrowings	1,998	1,809
Accrued interest payable	304	427
Other liabilities	50,461	45,223
Federal Home Loan Bank advances	60,442	60,453
Subordinated debentures	40,900	40,930
Total liabilities	1,733,084	1,637,865

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,736,942 shares in 2010 and 13,606,532 shares in 2009	6,679	6,244
Additional paid-in capital	12,206	9,729
Retained earnings	147,837	135,442
Accumulated other comprehensive income	3,139	2,199
Total stockholders’ equity	169,861	153,614
Total liabilities and stockholders’ equity	$1,902,945	$1,791,479

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2010	2009	2008

Interest income
Loans	$79,203	$76,889	$80,171
Federal funds sold	138	79	478
Mortgage loans held for sale	339	389	218
Securities
Taxable	5,274	5,378	5,247
Tax-exempt	1,192	1,121	1,007
Total interest income	86,146	83,856	87,121

Interest expense
Deposits	13,170	18,001	24,532
Securities sold under agreements to repurchase	332	271	841
Federal funds purchased	45	63	314
Other short-term borrowings	—	—	436
Federal Home Loan Bank advances	2,266	3,341	3,928
Subordinated debentures	3,454	3,505	212
Total interest expense	19,267	25,181	30,263
Net interest income	66,879	58,675	56,858

Provision for loan losses	11,469	12,775	4,050
Net interest income after provision for loan losses	55,410	45,900	52,808

Non-interest income
Investment management and trust services	13,260	11,180	12,203
Service charges on deposit accounts	8,600	8,531	8,692
Bankcard transaction revenue	3,313	2,909	2,645
Gains on sales of mortgage loans held for sale	2,321	2,163	1,253
Gains (losses) on sales of securities available for sale	159	(339)	(607)
Brokerage commissions and fees	2,136	1,749	1,797
Bank owned life insurance income	995	988	1,020
Other	2,955	2,855	1,240
Total non-interest income	33,739	30,036	28,243

Non-interest expenses
Salaries and employee benefits	33,485	30,147	28,209
Net occupancy expense	4,934	4,185	4,247
Data processing expense	4,834	4,479	4,108
Furniture and equipment expense	1,272	1,234	1,117
FDIC insurance	2,038	2,687	621
Other	10,568	9,963	11,017
Total non-interest expenses	57,131	52,695	49,319

Income before income taxes	32,018	23,241	31,732
Income tax expense	9,065	6,933	10,056
Net income	$22,953	$16,308	$21,676
Net income per share, basic	$1.68	$1.20	$1.61
Net income per share, diluted	$1.67	$1.19	$1.59

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three years ended December 31, 2010
					Accumulated
	Common stock		Additional		other
(In thousands, except per share data)	Number of shares	Amount	paid-in capital	Retained earnings	comprehensive income (loss)	Total

Balance December 31, 2007	13,600	$6,214	$9,821	$116,906	$83	$133,024

Net income	—	—	—	21,676	—	21,676
Change in other comprehensive income, net of tax	—	—	—	—	2,207	2,207
Stock compensation expense	—	—	657	—	—	657
Shares issued for stock options exercised and employee benefit plans	86	292	1,163	—	—	1,455
Shares issued for non-vested restricted stock	23	76	463	(539)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,135)	—	(9,135)
Shares repurchased or cancelled	(235)	(780)	(4,619)	15	—	(5,384)
Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500

Net income	—	—	—	16,308	—	16,308
Change in other comprehensive income, net of tax	—	—	—	—	(91)	(91)
Stock compensation expense	—	—	691	—	—	691
Shares issued for stock options exercised and employee benefit plans	124	414	1,423	—	—	1,837
Shares issued for non-vested restricted stock	26	85	481	(566)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,238)	—	(9,238)
Shares repurchased or cancelled	(17)	(57)	(351)	15	—	(393)
Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614

Net income	—	—	—	22,953	—	22,953
Change in other comprehensive income, net of tax	—	—	—	—	940	940
Stock compensation expense	—	—	952	—	—	952
Shares issued for stock options exercised and employee benefit plans	94	313	933	—	—	1,246
Shares issued for non-vested restricted stock	54	181	961	(1,142)	—	—
Cash dividends, $0.69 per share	—	—	—	(9,448)	—	(9,448)
Shares repurchased or cancelled	(18)	(59)	(369)	32	—	(396)
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2010	2009	2008

Net income	$22,953	$16,308	$21,676
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $580, $(163), and $967, respectively)	1,076	(303)	1,796
Reclassification adjustment for securities losses (gains) realized in income (net of tax of $(56), $119, and $212, respectively)	(103)	220	395
Minimum Pension Liability adjustment (net of tax of $(17), $(4), and $9, respectively)	(33)	(8)	16

Other comprehensive income (loss)	940	(91)	2,207
Comprehensive income	$23,893	$16,217	$23,883

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2010	2009	2008

Operating activities
Net income	$22,953	$16,308	$21,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,469	12,775	4,050
Depreciation, amortization and accretion, net	3,274	2,554	2,532
Deferred income tax benefit	(1,556)	(1,949)	(1,526)
Gain (loss) on sale of securities available for sale	(159)	339	607
Gains on sales of mortgage loans held for sale	(2,321)	(2,163)	(1,253)
Origination of mortgage loans held for sale	(173,112)	(231,399)	(92,189)
Proceeds from sale of mortgage loans held for sale	176,295	223,263	95,263
Bank owned life insurance income	(995)	(988)	(1,020)
Decrease (increase) in value of private investment fund	(606)	(459)	153
Gain (loss) on the sale of foreclosed assets	27	(46)	9
Loss on the disposal of equipment	2	—	—
Stock compensation expense	952	691	657
Excess tax benefits from share-based compensation arrangements	(140)	(244)	(188)
Valuation losses on other assets	—	—	1,154
Valuation losses (reversal) of mortgage servicing rights	—	(176)	176
Increase in accrued interest receivable and other assets	(6,959)	(6,374)	(4,520)
Increase (decrease) in accrued interest payable and other liabilities	7,520	916	(1,033)
Net cash provided by operating activities	36,644	13,048	24,548

Investing activities
Purchases of securities available for sale	(254,332)	(268,064)	(293,950)
Proceeds from sale of securities available for sale	27,064	7,774	3,344
Proceeds from maturities of securities available for sale	210,907	203,756	282,025
Proceeds from maturities of securities held to maturity	15	8	1,086
Net increase in loans	(84,559)	(84,624)	(148,370)
Purchases of premises and equipment	(6,173)	(2,607)	(3,260)
Proceeds from disposal of equipment	4	—	—
Proceeds from sale of foreclosed assets	1,808	1,012	3,384
Net cash used in investing activities	(105,266)	(142,745)	(155,741)

Financing activities
Net increase in deposits	75,284	147,259	164,218
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	14,672	4,322	(42,182)
Net increase (decrease) in other short-term borrowings	189	677	(9,533)
Proceeds from Federal Home Loan Bank advances	50,000	20,460	—
Repayments of Federal Home Loan Bank advances	(50,011)	(30,007)	(20,000)
Prepayment penalty on modification of Federal Home Loan Bank advances	(1,336)	—	—
Proceeds from issuance of subordinated debentures	—	—	40,900
Issuance costs of subordinated debentures	—	—	(1,414)
Repayments of subordinated debentures	(30)	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	1,106	1,687	1,267
Excess tax benefits from share-based compensation arrangements	140	244	188
Common stock repurchases	(396)	(393)	(5,384)
Cash dividends paid	(11,765)	(9,211)	(9,053)
Net cash provided by financing activities	77,853	135,008	118,977
Net increase (decrease) in cash and cash equivalents	9,231	5,311	(12,216)
Cash and cash equivalents at beginning of year	32,424	27,113	39,329
Cash and cash equivalents at end of period	$41,655	$32,424	$27,113
Supplemental cash flow information:
Income tax payments	$8,945	$9,155	$9,350
Cash paid for interest	19,390	25,444	30,665
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$5,776	$759	$1,411

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, Stock Yards Bank & Trust Company (the Bank) and S.Y. Bancorp Capital Trust II.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2010 presentation.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana where the Bank has two full service branches, and Cincinnati, Ohio where the Bank has three full service branches.

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

Securities

Securities that we have the intent and ability to hold until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security.  If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.  See Note 3 for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. For sales of mortgage loans which are covered by investor commitments, gains on sales of mortgage loans are recorded at the time of disbursement of loan proceeds at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.  For each loan in the portfolio there is a commitment to purchase by an investor.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once principal recovery is reasonably assured.  Loans are accounted for as troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a change in terms not allowing for the same collection of principal and interest as under the original terms.  If a restructured loan at a current market rate performs according to its restructured terms, it shall be removed from restructured status at some point.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 39 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities and is accounted for in accordance with FASB ASC 323-10 “Investments — Equity Method and Joint Ventures”.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2010 and 2009 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted.  As of December 31, 2010 and 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of January 1 and December 31, 2010, the amount accrued for the potential payment of interest and penalties was $20,000.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits as well as tax deductible losses. These tax benefits are recognized in income tax expense using an effective yield method over the life of the investment.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its thirty full service banking locations as of December 31, 2010.  These services include lending and deposit services, cash management services, brokerage activities, mortgage lending and investment management and trust activities.  The Bank’s chief decision makers monitor the results of the various banking products and services and accordingly, the Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

Under US GAAP, the fair value of all new and modified awards granted is recognized as compensation expense, net of estimated forfeitures over the vesting period of the awards.

Derivatives

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

Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $915,000 and $755,000 at December 31, 2010 and 2009, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

December 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$111,802	$2,737	$—	$114,539
Mortgage-backed securities	58,616	2,348	216	60,748
Obligations of states and political subdivisions	68,429	777	417	68,789
Trust preferred securities of financial institutions	1,250	6	—	1,256

Total securities available for sale	$240,097	$5,868	$633	$245,332

December 31, 2009	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$3,000	$19	$—	$3,019
Government sponsored enterprise obligations	122,761	2,006	79	124,688
Mortgage-backed securities	65,179	1,519	17	66,681
Obligations of states and political subdivisions	32,298	689	175	32,812
Trust preferred securities of financial institutions	1,250	—	225	1,025

Total securities available for sale	$224,488	$4,233	$496	$228,225

In the third quarter of 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  In 2009, Bancorp sold trust preferred securities, generating a loss of $359,000, and mortgage-backed securities, generating gains of $20,000.  In 2008, Bancorp sold preferred securities of other bank holding companies, with a cost of $3,951,000, resulting in a loss of $607,000.

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

December 31, 2010	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$20	$2	$—	$22

December 31, 2009	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)

Mortgage-backed securities	$35	$2	$—	$37

In addition to the available for sale and held to maturity portfolios, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.

Bancorp reviewed the investment in FHLB Stock as of December 31, 2010, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp is of the opinion that its investment in FHLB stock is not impaired.

A summary of securities as of December 31, 2010 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$45,040	$45,066	$—	$—
Due within one year through five years	101,152	103,211	4	4
Due within five years through ten years	35,721	36,606	15	16
Due after ten years	58,184	60,449	1	2

	$240,097	$245,332	$20	$22

Securities with a carrying value of approximately $87,507,000 at December 31, 2010 and $85,569,000 at December 31, 2009 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits and certain borrowings.

At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2010 and 2009, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2010
Mortgage-backed securities	$9,620	$216	$—	$—	$9,620	$216
Obligations of states and political subdivisions	31,444	417	—	—	31,444	417
Total temporarily impaired securities	$41,064	$633	$—	$—	$41,064	$633

December 31, 2009
Government sponsored enterprise obligations	$13,402	$79	$—	$—	$13,402	$79
Mortgage-backed securities	9,692	17	—	—	9,692	17
Obligations of states and political subdivisions	8,084	175	—	—	8,084	175
Trust preferred securities of financial institutions	—	—	1,025	225	1,025	225

Total temporarily impaired securities	$31,178	$271	$1,025	$225	$32,203	$496

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 49 and 14 separate investment positions as of December 31, 2010 and December 31, 2009, respectively, that are not considered other-than-temporarily impaired.  Based on these detailed reviews, Bancorp has not recorded other-than-temporary losses on any securities held at December 31, 2010.

As of December 31, 2010, Bancorp had no securities which had been impaired for 12 months or longer. As of December 31, 2010, Bancorp had one trust preferred security with a credit rating below investment grade — Caa1 by Moody’s Investor Service.  This security had an amortized cost of $1,000,000, a carrying value of $1,002,000, and an unrealized gain of $2,000.  Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of December 31, 2010, management is of the opinion that none of the securities is other-than-temporarily impaired.  Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(4) Loans

The composition of loans follows:

(In thousands)	2010	2009
Commercial and industrial	$343,956	$336,889
Construction and development	159,482	204,653
Real estate mortgage:
Commercial investment	343,163	326,421
Owner occupied commercial	336,032	230,001
1-4 family residential	157,983	147,342
Home equity - first lien	39,449	41,644
Home equity - junior lien	91,813	108,398
Subtotal: Real estate mortgage	968,440	853,806
Consumer	36,547	40,114

	$1,508,425	$1,435,462

Loan balances include net deferred loan fees of $16,000 at December 31, 2010 and $178,000 at December 31, 2009.  The Bank’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompass the Louisville, Indianapolis and Cincinnati metropolitan markets.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2010 and 2009, the total loans of this nature were $34,818,000 and $34,599,000 respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

Loans to directors and executive officers	Year ended December 31,
(in thousands)	2010	2009

Balance as of January 1	$1,783	$4,944
New loans and advances on lines of credit	538	2,154
Repayments on loans and lines of credit	1,679	5,315
Balance as of December 31	$642	$1,783

Deposit balances of directors and executive officers as of December 31	$2,465	$1,552

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2010, 2009, and 2008 follows:

	Year ended December 31,
(In thousands)	2010	2009	2008

Balance at January 1	$20,000	$15,381	$13,450
Provision for loan losses	11,469	12,775	4,050

Loans charged off	(6,766)	(9,117)	(2,963)
Recoveries	840	961	844
Net loan charge-offs	(5,927)	(8,156)	(2,119)

Balance at December 31	$25,543	$20,000	$15,381

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010.

	Type of Loan
	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Unallocated	Total

Allowance for credit losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	20,000
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Provision	8	4,297	8,046	(173)	(709)	11,469
Ending balance December 31, 2010	$2,796	$3,630	$12,272	$623	$6,222	$25,543

Balance: individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: collectively evaluated for impairment	$2,706	$3,630	$10,548	$623	$6,222	$23,729

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans

Balance	$343,956	$159,482	$968,440	$36,547		$1,508,425

Balance: individually evaluated for impairment	$520	$700	$15,955	$95		$17,270

Balance: collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452		$1,491,155

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Information about impaired loans follows:

	December 31,
(In thousands)	2010	2009

Principal balance of impaired loans	$17,270	$11,208
Impaired loans with a valuation allowance	7,335	8,688
Amount of valuation allowance	1,814	1,676
Impaired loans with no valuation allowance	9,935	2,520
Average balance of impaired loans during the year	13,212	7,005

Interest income on impaired or non-accrual loans (cash basis) was $250,000, $216,000 and $174,000 in 2010, 2009, and 2008, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $640,000, $627,000 and $393,000 in 2010, 2009 and 2008, respectively.

Management uses the following classes of loans when assessing and monitoring the risk and performance of the loan portfolio:

•      Commercial and industrial

•      Real estate mortgage

•      Construction and development

•      Consumer

The following table presents loans individually evaluated for impairment as of December 31, 2010.

		Unpaid
	Recorded	principal	Related
(in thousands)	investment	balance	allowance

Loans with no related allowance recorded
Commercial and industrial	$420	$1,982
Real estate mortgage	8,720	9,455
Construction and development	700	700
Consumer	95	140

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90
Real estate mortgage	7,235	7,235	1,724
Construction and development	—	—	—
Consumer	—	—	—

Total
Commercial and industrial	$520	$2,274	$90
Real estate mortgage	$15,955	$16,690	$1,724
Construction and development	$700	$700	$—
Consumer	$95	$140	$—

Unpaid principal balance does not reflect partial charge-offs which may have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $2,044,000 in 2010 and $893,000 in 2009.

The following table presents the recorded investment in non-accrual loans as of December 31, 2010 and 2009.

(In thousands)	2010	2009

Commercial and industrial	$2,328	$321
Construction and development	4,589	4,246
Real estate mortgage	7,194	5,855
Consumer	277	33

Total	$14,388	$10,455

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010.

			Greater				Recorded
			than				investment >
	30-59 days	60-89 days	90 days	Total		Total	90 days and
(in thousands)	past due	past due	past due	past due	Current	loans	accruing

Commercial and industrial	$1,681	$194	$547	$2,422	$341,534	$343,956	$27
Real estate mortgage	5,943	4,821	15,039	25,803	942,637	968,440	1,966
Construction and development	256	—	700	956	158,526	159,482	—
Consumer	69	4	146	219	36,328	36,547	51

Total	$7,949	$5,019	$16,432	$29,400	$1,479,025	$1,508,425	$2,044

Also included in non-performing loan are loans accounted for as troubled debt restructuring totaling $2,882,000 at December 31, 2010, which continue to accrue interest.

Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends.  Pass-rated loans included all risk-rated loans other than those classified as special mention, substandard, and doubtful, which are defined below:

•                  Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the Bank’s credit position at some future date.

•                  Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•                  Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of December 31, 2010, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$315,053	$891,762	$140,986	$36,172	$1,383,973
Special mention	20,440	30,402	6,222	67	57,131
Substandard	8,463	46,276	12,274	308	67,321
Doubtful	—	—	—	—	—
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

Credit risk profile based on payment activity

(in thousands)	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total

Performing	$343,409	$950,519	$158,782	$36,401	$1,489,111
Nonperforming	547	17,921	700	146	19,314
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2010	2009

Land	$4,611	$4,628
Buildings and improvements	29,263	26,844
Furniture and equipment	20,602	19,110
Construction in progress	3,978	1,705

	58,454	52,287

Accumulated depreciation and amortization	(26,789)	(24,271)

	$31,665	$28,016

Depreciation expense related to premises and equipment was $2,545,000 in 2010, $2,517,000 in 2009 and $2,530,000 in 2008.

(6) Other Assets

A summary of the major components of other assets as of December 31, 2010 and 2009 follows:

(in thousands)	2010	2009

Investments in tax credit related ventures	$9,529	$2,695
Net deferred tax asset	8,764	7,715
Cash surrender value of life insurance other than BOLI	8,333	7,532
Other real estate owned and other foreclosed property	5,445	1,616
FDIC prepaid assessment	4,612	6,458
Domestic private investment fund	2,841	2,235
Mortgage servicing rights (MSRs)	1,785	1,616
Other short term receivables	1,316	1,208
Common securities of S.Y. Bancorp Capital Trust II	900	900
Goodwill	682	682
Investment in bank in expansion market	520	520
Other	6,093	4,469
	$50,820	$37,646

In 2009, the FDIC required insured institutions to prepay three years of estimated insurance assessments, to strengthen the cash position of the Deposit Insurance Fund without immediately impacting earnings of the banking industry.  Bancorp’s prepaid assessment, paid in December 2009, totaled $6,458,000 and will be amortized through 2012.

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value. The estimated fair values of MSRs at December 31, 2010 and 2009 were $2,188,000 and $2,475,000, respectively. The total outstanding principal balances of loans serviced for others were $254,988,000 and $194,414,000 at December 31, 2010, and 2009 respectively. Changes in the net carrying amount of MSRs for the years ended December 31, 2010 and 2009 are shown in the following table.

(in thousands)	2010	2009
Balance at January 1	$1,616	$426
Originations	695	1,310
Amortization	(526)	(296)
Impairment reversal	—	176
Balance at December 31	$1,785	$1,616

(7) Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year ended December 31,
(In thousands)	2010	2009	2008
Current	$10,621	$8,882	$11,582
Deferred	(1,556)	(1,949)	(1,526)
	$9,065	$6,933	$10,056

The components of income tax expense (benefit) recorded directly to stockholders’ equity for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year ended December 31,
(In thousands)	2010	2009	2008

Unrealized gain (loss) on securities available for sale	$580	$(163)	$967
Reclassification adjustment for securities losses (gains) realized in in income	(56)	119	212
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	$(140)	$(244)	$(188)
Minimum pension liability adjustment	(17)	(4)	9
	$367	$(292)	$1,000

An analysis of the difference between the statutory and effective tax rates from operations for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008

U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	-3.3%	-3.5%	-2.3%
Tax credits	-2.5%	-1.4%	-1.0%
Cash surrender value of life insurance	-2.0%	-2.1%	-1.3%
State income taxes	1.1%	0.9%	0.9%
Other, net	—	0.9%	0.4%
	28.3%	29.8%	31.7%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
(In thousands)	2010	2009

Allowance for loan loss	$9,209	$7,219
Deferred compensation	3,063	2,565
Accrued expenses	1,112	136
Other assets	603	741

Total deferred tax assets	13,987	10,661

Securities	2,729	2,241
Property and equipment	274	432
Loan costs	557	—
Prepayment penalty on modification of FHLB advances	475	—
Mortgage servicing rights	594	—
Other liabilities	594	273

Total deferred tax liabilities	5,223	2,946

Net deferred tax asset	$8,764	$7,715

No valuation allowance for deferred tax assets was recorded as of December 31, 2010 and 2009 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

US GAAP provides guidance on the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2010 and 2009, the gross amount of unrecognized tax benefits was $230,000.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2010 and 2009, the amount accrued for the potential payment of interest and penalties was $20,000.  Federal and state income tax returns are subject to examination for the 2007 tax return year and forward.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009

Balance as of January 1	$230	$230
Gross increases-current year tax positions	—	20
Lapse of statute of limitations	—	(20)
Balance as of December 31	$230	$230

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2010	2009
Interest bearing demand	$270,761	$240,588
Savings	66,826	60,496
Money market	475,898	397,322
Time deposits greater than $100	167,190	192,491
Other time deposits	265,328	315,935

	$1,246,003	$1,206,832

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $3,445,000, $5,544,000, and $7,053,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

(In thousands)

2011	$257,522
2012	114,992
2013	23,663
2014	21,724
2015 and thereafter	14,617
$432,518

(9) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers in conjunction with corporate sweep accounts. Such repurchase agreements are considered financing agreements and generally mature within one business day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009

Average balance during the year	$56,919	$51,145
Average interest rate during the year	0.58%	0.53%
Maximum month-end balance during the year	$65,521	$56,125

(10) Advances from the Federal Home Loan Bank

The Bank had outstanding borrowings of $60,442,000 at December 31, 2010, via six separate advances.  For five advances totaling $60 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the sixth advance of $442,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1,336,000 were incurred.  In accordance with ASC 470-50 Modifications and Extinguishments, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances, and are recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  The following is a summary of the contractual maturities and average effective rates:

	December 31, 2010		December 31, 2009
(In thousands)	Advance	Rate	Advance	Rate
2010	$—	—	$20,000	3.69%
2012	—	—	30,000	3.72%
2013	20,000	1.55%	—	—
2014	20,000	2.43%	10,000	2.67%
2015	20,000	3.34%	—	—
2024	442	2.40%	453	2.40%

	$60,442	2.44%	$60,453	3.52%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost certificates of deposit to fund loan growth.  At December 31, 2010, the amount of available credit from the FHLB totaled $152.4 million.

The Bank also has a standby letter of credit from the FHLB with $14.8 million outstanding at December 31, 2010.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the $250,000 per account protection provided by the FDIC.  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

(11) Subordinated Debentures

In 2008, Bancorp formed S.Y. Bancorp Capital Trust II, a Delaware statutory trust and 100%-owned finance subsidiary.  S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of Bancorp. The principal asset of S.Y. Bancorp Capital Trust II is a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debentures is fixed at 10.00%.  Bancorp may redeem all or part of the trust preferred securities at any time on or after December 31, 2013 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the subordinated debenture is paid at maturity in 2038 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.  Issuance costs are being recognized as non-interest expense over the life of the securities, and unamortized issuance costs at December 31, 2010 were $1,457,000.

In 2008, the Bank issued $10 million of subordinated debt.  The debt carries a floating rate, which may be determined by adding a fixed spread to the prime rate or to LIBOR.  At December 31, 2010 the Bank had chosen the LIBOR related rate alternative and will reevaluate periodically to ensure the most favorable pricing.  The debentures mature in 2018, with a call option to the Bank on or after December 31, 2010.   The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  The primary source of funds for payments of the debentures is the current cash on hand of the Bancorp, as well as future dividends received from the Bank, which is limited by regulatory dividend restrictions.  See Note 16 for details on dividend restrictions.

(12) Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the board of directors prior to any issuance.  Some of this preferred stock will be used in connection with a shareholders’ rights plan adopted in 2003 upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2010.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2010	2009	2008

Net income, basic and diluted	$22,953	$16,308	$21,676

Average shares outstanding for basic EPS calculation	13,689	13,561	13,440
Effect of dilutive securities	90	128	190

Average shares outstanding including dilutive securities	13,779	13,689	13,630

Net income per share, basic	$1.68	$1.20	$1.61

Net income per share, diluted	$1.67	$1.19	$1.59

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Employer expenses related to contributions to the plan for 2010, 2009, and 2008 were $1,393,000, $1,413,000, and $992,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2010 and 2009, the KSOP held 450,883 and 410,801, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed approximately $119,000, $72,000, and $61,000 to the senior officers’ plan in 2010, 2009 and 2008 respectively.  At December 31, 2010 and 2009, the amounts included in other liabilities in the consolidated financial statements for this plan were $2,461,000 and $1,955,000.

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers, and has no plans to increase the number of participants.  Benefits vest based on years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2010 and 2009, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1,917,000 and $1,894,000, respectively.  Discount rates of 5.20% and 5.60% were used in 2010 and 2009, respectively, in determining the actuarial present value of the projected benefit obligation.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the income from which will help to offset the cost of benefits.  The liability for the Bank’s plan met the benefit obligation as of December 31, 2010 and 2009.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(in thousands)	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	96	102	106
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	27	23	23

Net periodic benefit cost	$123	$125	$129

The benefits expected to be paid in each year from 2011 to 2015 are $123,000, $123,000, $124,000, $84,000 and $84,000, respectively.  The aggregate benefits expected to be paid beyond 2014 are $3,698,000.  The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2010.

There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

The fair value of all new and modified awards granted is recognized as compensation expense, net of estimated forfeitures.

Bancorp currently has one stock-based compensation plan.  The 2005 Stock Incentive Plan reserved 735,000 shares of common stock for issuance of stock based awards.  As of December 31, 2010, there were 776,329 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year. Prior to 2009, those granted to certain executive officers vested six months after grant date.  Restricted shares generally vest over three to five years, with limited exceptions of shorter vesting schedules due to anticipated retirement.  All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	2010	2009	2008
Stock-based compensation expense before income taxes	$952,000	$691,000	$657,000
Deferred tax benefit	333,000	242,000	230,000
Reduction of net income	$619,000	$449,000	$427,000

As of December 31, 2010 Bancorp has $2,358,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $785,000, $1,083,000 and $600,000 from the exercise of options during 2010, 2009 and 2008, respectively.

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

	2010	2009	2008
Assumptions used in option valuation
Dividend yield	2.18%	2.11%	1.95%
Expected volatility	23.87%	23.59%	14.99%
Risk free interest rate	3.57%	3.11%	3.84%
Forfeitures	5.96%	5.96%	5.65%
Expected life of options (in years)	7.60	7.69	7.46

The expected life of options and SARs is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2010, 2009 and 2008.

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

A summary of stock option and SARs activity and related information for the year ended December 31, 2010 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options		exercise	intrinsic	fair	contractual
	and SARs	Exercise price	price	value	value	life (years)

At December 31, 2009 Vested and exercisable	730	$9.82-26.83	$20.50	$1,664	$4.52	4.42
Unvested	276	20.90-26.83	23.81	—	5.41	7.93
Total outstanding	1,006	9.82-26.83	21.41	1,664	4.76	5.38

Granted	85	21.03	21.03	298	5.31
Exercised	(93)	9.82-22.81	11.67	1,122	2.36
Forfeited	(15)	21.03-26.83	24.02	15	5.48

At December 31, 2010 Vested and exercisable	710	16.00-26.83	22.03	2,007	4.91	4.15
Unvested	273	21.03-26.83	22.85	552	5.36	7.72
Total outstanding	983	16.00-26.83	22.26	$2,559	5.03	5.14

Vested during year	80	20.90-26.83	24.13	$80	5.52

The aggregate intrinsic value of stock options and SARs exercised in 2010, 2009 and 2008 was $1,122,000, $1,236,000 and $932,000, respectively.  The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of options and SARs granted in 2010, 2009 and 2008 were $5.31, $5.36 and $4.57, respectively.

In addition to the SARs reflected above, in the first quarter of 2010, Bancorp granted 54,292 shares of restricted common stock at the current market price of $21.03.

Options and SARs outstanding, stated in thousands, at December 31, 2010 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

2011	80	80	$16.00
2012	74	74	16.82
2013	98	98	20.12
2014	141	141	22.67
2015	2	2	20.83
2016	166	144	24.07
2017	136	96	26.81
2018	104	55	23.37
2019	98	20	22.15
2020	84	—	21.03
	983	710	$22.26

(16) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2010, the Bank may pay up to $16.6 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

(17) Commitments and Contingent Liabilities

As of December 31, 2010, the Bank had various commitments and contingent liabilities outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $350,314,000, including standby letters of credit of $9,598,000, represent normal banking transactions, and no significant losses are anticipated to result therefrom. This total is comprised largely of unused lines of credit for business and consumer customers, as well as unfunded portions of construction and development loans.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. The Bank uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments.  At December 31, 2010, no amounts have been recorded in the consolidated financial statements relating to these instruments.

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

Year	Total amount
2011	$1,598,000
2012	1,623,000
2013	1,524,000
2014	987,000
2015	842,000
Thereafter	4,542,000

Rent expense, net of sublease income, was $1,940,000 in 2010, $1,556,000 in 2009, and $1,599,000 in 2008.

Bancorp has entered into agreements to guarantee the performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 4 to 26 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at December 31, 2010, Bancorp would have been required to make payments of approximately $2,862,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of December 31, 2010, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(18) Fair Value Measurements

Bancorp follows the provisions of the authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. The guidance prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

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

Bancorp’s investment securities available for sale and interest rate swaps are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
Government sponsored enterprise obligations	$114,539	—	$114,539	—
Mortgage-backed securities	60,748	—	60,748	—
Obligations of states and political subdivisions	68,789	—	68,789	—
Trust preferred securities of financial institutions	1,256	1,256	—	—

Total investment securities available for sale	245,332	1,256	244,076	—

Interest rate swaps	305		305	—

Total assets	$245,637	$1,256	$244,381	$—

Liabilities

Interest rate swaps	$305	$—	$305	$—

	Fair value at December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$3,019	$—	$3,019	$—
Government sponsored enterprise obligations	124,688	—	124,688	—
Mortgage-backed securities	66,681	—	66,681	—
Obligations of states and political subdivisions	32,812	—	32,812	—
Trust preferred securities of financial institutions	1,025	1,025	—	—

Total investment securities available for sale	228,225	1,025	227,200	—

Interest rate swaps	94		94	—

Total assets	$228,319	$1,025	$227,294	$—

Liabilities

Interest rate swaps	$94	$—	$94	$—

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for December 31, 2010 or December 31, 2009.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2010 and 2009 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for 2010 or 2009.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2010 and December 31, 2009, the carrying value of other real estate owned was $5,445,000 and $1,556,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at December 31, 2010 and 2009.

Bancorp’s investment in a bank in one of Bancorp’s expansion markets, included in other assets, is recorded as an equity-method investment.  As of December 31, 2010, the carrying value of the investment is $520,000, and is not included in the table below as the fair value of the investment does not equal the cost.  Because Bancorp evaluated this investment based on a quoted price for this security in a market that is generally not active, the measurement was classified as Level 2.

For impaired loans in the table below, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$5,521	$—	$—	$5,521	$(1,771)

Total	$5,521	$—	$—	$5,521	$(1,771)

	Fair value at December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$7,012	$—	$—	$7,012	$(1,438)

Total	$7,012	$—	$—	$7,012	$(1,438)

(19) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Cash and short-term investments	$41,655	$41,655	$32,424	$32,424
Mortgage loans held for sale	12,387	12,626	13,249	13,268
Securities	245,352	245,354	228,260	228,262
Federal Home Loan Bank stock and other securities	5,772	5,772	5,547	5,547
Loans, net	1,482,882	1,507,079	1,415,462	1,440,374
Accrued interest receivable	6,288	6,288	5,745	5,745
Interest rate swap	305	305	94	94

Financial liabilities
Deposits	$1,493,468	$1,512,882	$1,418,184	$1,429,863
Short-term borrowings	87,509	87,509	72,648	72,765
Long-term borrowings	101,342	100,815	101,383	109,959
Accrued interest payable	304	304	427	427
Interest rate swap	305	305	94	94

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(144)	—	(400)

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

(20) Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for the 2010 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At December 31, 2010, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.

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

At December 31, 2010 and 2009, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Notional amount	$5,270	$5,500	$5,270	$5,500
Weighted average maturity	8.1	9.1	8.1	9.1
Fair value	$(305)	$(94)	$305	$94

(21) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2010.

As of December 2010 and 2009, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2010 and 2009 follows:

December 31, 2010	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$226,421	13.93%	$130,034	8.00%	NA	NA
Bank	183,562	11.37%	129,155	8.00%	$161,444	10.00%

Tier I risk-based capital (1)
Consolidated	$196,040	12.06%	$65,022	4.00%	NA	NA
Bank	153,311	9.49%	64,620	4.00%	$96,930	6.00%

Leverage (2)
Consolidated	$196,040	10.31%	$57,044	3.00%	NA	NA
Bank	153,311	8.12%	56,642	3.00%	$94,403	5.00%

December 31, 2009	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$210,064	13.55%	$124,023	8.00%	NA	NA
Bank	157,535	10.23%	123,195	8.00%	$153,993	10.00%

Tier I risk-based capital (1)
Consolidated	$180,734	11.66%	$62,001	4.00%	NA	NA
Bank	128,245	8.33%	61,582	4.00%	$92,373	6.00%

Leverage (2)
Consolidated	$180,734	10.16%	$53,366	3.00%	NA	NA
Bank	128,245	7.24%	53,140	3.00%	$88,567	5.00%

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

(22) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2010	2009

Assets
Cash on deposit with subsidiary bank	$28,662	$45,875
Investment in and receivable from subsidiaries	159,353	134,224
Securities available for sale (amortized cost of $4,639 in 2010 and $1,250 in 2009)	4,649	1,025
Other assets	8,176	5,418
Total assets	$200,840	$186,542

Liabilities and stockholders’ equity
Other liabilities	$79	$2,028
Subordinated debentures	30,900	30,900
Total stockholders’ equity	169,861	153,614
Total liabilities and stockholders’ equity	$200,840	$186,542

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2010	2009	2008

Income - dividends and interest from subsidiaries	$90	$29,683	$19,065
Income - interest income from securities	351	102	107
Gain on securities sold	159	—	—
Income - other	606	459	10
Expenses	4,531	4,134	2,096
Income (loss) before income taxes and equity in undistributed net income of subsidiary	(3,325)	26,110	17,086
Income tax benefit	(1,211)	(963)	(407)
Income (loss) before equity in undistributed net income of subsidiary	(2,114)	27,073	17,493
Equity in undistributed net income of subsidiary	25,067	(10,765)	4,183
Net income	$22,953	$16,308	$21,676

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2010	2009	2008
Operating activities
Net income	$22,953	$16,308	$21,676
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(25,067)	10,765	(4,183)
Increase in receivable from subsidiaries	(62)	(3,290)	(3,495)
Stock compensation expense	952	691	657
Excess tax benefits from share- based compensation arrangements	(140)	(244)	(188)
Depreciation, amortization and accretion, net	90	—	—
Gain on sale of securities available for sale	(159)	—	—
Decrease (increase) in other assets	(1,861)	2,039	3,015
Increase (decrease) in other liabilities	317	(255)	783
Net cash provided by (used in) operating activities	(2,977)	26,014	18,265

Investing activities
Purchases of securities available for sale	(74,835)	(44,999)	—
Proceeds from sale of securities available for sale	27,064	—	—
Proceeds from maturities of securities available for sale	44,450	45,000	—
Net cash provided by (used in) investing activities	(3,321)	1	—
Financing activities
Net decrease in short-term borrowings	—	—	(8,900)
Proceeds from issuance of trust preferred securities	—	—	30,900
Proceeds from stock options	1,106	1,687	1,267
Excess tax benefit from share-based compensation arrangements	140	150	188
Common stock repurchases	(396)	(393)	(5,384)
Cash dividends paid	(11,765)	(9,211)	(9,053)
Net cash provided by (used in) financing activities	(10,915)	(7,767)	9,018
Net increase (decrease) in cash	(17,213)	18,248	27,283
Cash at beginning of year	45,875	27,627	344
Cash at end of year	$28,662	$45,875	$27,627

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

Selected financial information by business segment follows:

	Years ended December 31,
(In thousands)	2010	2009	2008

Net interest income
Commercial banking	$66,764	$58,517	$56,533
Investment management and trust	115	158	325
Total net interest income	$66,879	$58,675	$56,858

Provision for loan losses
Commercial banking	$11,469	$12,775	$4,050
Investment management and trust	—	—	—
Total provision for loan losses	$11,469	$12,775	$4,050

Non-interest income
Commercial banking	$20,479	$18,856	$16,040
Investment management and trust	13,260	11,180	12,203
Total non-interest income	$33,739	$30,036	$28,243

Non-interest expenses
Commercial banking	$49,618	$46,305	$43,395
Investment management and trust	7,513	6,390	5,924
Total non-interest expenses	$57,131	$52,695	$49,319

Income taxes
Commercial banking	$7,013	$5,201	$7,750
Investment management and trust	2,052	1,732	2,306
Total income taxes	$9,065	$6,933	$10,056

Net income
Commercial banking	$19,143	$13,092	$17,378
Investment management and trust	3,810	3,216	4,298
Total net income	$22,953	$16,308	$21,676

(24) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2010 and 2009:

	2010				2009
(In thousands, except per	4th	3rd	2nd	1st	4th	3rd	2nd	1st
share data	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.

Interest income	$21,723	$22,018	$21,448	$20,957	$21,317	$21,225	$20,797	$20,517
Interest expense	4,399	4,804	4,901	5,163	5,784	6,508	6,480	6,409

Net interest income	17,324	17,214	16,547	15,794	15,533	14,717	14,317	14,108

Provision for loan losses	3,695	2,695	2,384	2,695	5,475	3,475	2,200	1,625
Net interest income after
provision	13,629	14,519	14,163	13,099	10,058	11,242	12,117	12,483
Non-interest income	9,578	8,262	7,923	7,976	7,394	8,138	7,994	6,510
Non-interest expenses	15,083	13,909	14,381	13,758	13,552	12,965	13,960	12,218

Income before income taxes	8,124	8,872	7,705	7,317	3,900	6,415	6,151	6,775
Income tax expense	2,073	2,507	2,149	2,336	1,016	2,016	1,863	2,038

Net income	$6,051	$6,365	$5,556	$4,981	$2,884	$4,399	$4,288	$4,737

Basic earnings per share	$0.44	$0.46	$0.41	$0.37	$0.21	$0.32	$0.32	$0.35
Diluted earnings per share	0.44	0.46	0.40	0.36	0.21	0.32	0.31	0.35

Note:  The sum of earnings per share of each of the quarters in 2010 and 2009 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Louisville, Kentucky

March 1, 2011

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2010.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2010.

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2010, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2010 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of S.Y. Bancorp, Inc. and subsidiaries (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting.  Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chief Executive Officer and Chief Financial Officer, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This process includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2010.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2010.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S.Y. Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on S.Y. Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 1, 2011

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2011 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

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

Richard Northern — Partner, Wyatt, Tarrant & Combs

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

Item 11.   Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION — REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement.

Information regarding the Compensation Committee is incorporated herein by reference to the discussion under the heading, “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in Bancorp’s Proxy Statement.  The report of the Compensation Committee shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” in Bancorp’s Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF TWELVE DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Income - years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Income - years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - years ended December 31, 2010, 2009 and 2008
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

10.1*	S.Y. Bancorp, Inc. Amended And Restated 1995 Stock Incentive Plan. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
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

10.10*	Form of Change in Control Severance Agreement (Poindexter, Hoeck and Dishman), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.11*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.12*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.13*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.14*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.15*	Form of Restricted Stock Agreement (3 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.16*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.17*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.

10.18*	Form of Stock Appreciation Right Grant Agreement (6 month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.19*	Form of Stock Appreciation Right Grant Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.20*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.21*	Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock.
10.22*	Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation or other management contracts.

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

March 1, 2011	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 1, 2011
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 1, 2011
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 1, 2011
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ David H. Brooks	Director	March 1, 2011
David H. Brooks

/s/ James E. Carrico	Director	March 1, 2011
James E. Carrico

/s/ Charles R. Edinger, III	Director	March 1, 2011
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 1, 2011
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 1, 2011
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 1, 2011
Bruce P. Madison

/s/ Richard Northern	Director	March 1, 2011
Richard Northern

/s/ Nicholas X. Simon	Director	March 1, 2011
Nicholas X. Simon

/s/ Norman Tasman	Director	March 1, 2011
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 1, 2011
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

10.1*	S.Y. Bancorp, Inc. Amended And Restated 1995 Stock Incentive Plan. Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.
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

10.10*	Form of Change in Control Severance Agreement (Poindexter, Hoeck and Dishman), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.11*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.12*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.13*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.14*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.15*	Form of Restricted Stock Agreement (3 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.16*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.

10.17*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.18*	Form of Stock Appreciation Right Grant Agreement (6 month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.19*	Form of Stock Appreciation Right Grant Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.20*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.21*	Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock.
10.22*	Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.

* Indicates matters related to executive compensation or other management contracts.