Form 10-Q
period 2011-03-31
S Y BANCORP INC
filed 2011-05-06
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 29, 2011, was 13,786,625.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

– Consolidated Balance Sheets March 31, 2011 (Unaudited) and December 31, 2010

– Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (Unaudited)

– Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)

– Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 (Unaudited)

– Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010 (Unaudited)

– Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$23,202	$17,702
Federal funds sold	16,318	23,953
Mortgage loans held for sale	2,268	12,387
Securities available for sale (amortized cost of $254,183 in 2011 and $240,097 in 2010)	259,628	245,332
Securities held to maturity (fair value of $17 in 2011 and $22 in 2010)	16	20
Federal Home Loan Bank stock	4,771	4,771
Other securities	1,001	1,001
Loans	1,517,786	1,508,425
Less allowance for loan losses	26,956	25,543
Net loans	1,490,830	1,482,882
Premises and equipment, net	33,307	31,665
Bank owned life insurance	26,373	26,124
Accrued interest receivable	6,157	6,288
Other assets	55,452	50,820
Total assets	$1,919,323	$1,902,945

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$263,166	$247,465
Interest bearing	1,253,299	1,246,003
Total deposits	1,516,465	1,493,468
Securities sold under agreements to repurchase	55,218	60,075
Federal funds purchased	26,951	25,436
Other short-term borrowings	1,154	1,998
Accrued interest payable	277	304
Other liabilities	44,558	50,461
Federal Home Loan Bank advances	60,439	60,442
Subordinated debentures	40,900	40,900
Total liabilities	1,745,962	1,733,084
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,779,581 and 13,736,942 shares in 2011 and 2010, respectively	6,821	6,679
Additional paid-in capital	13,274	12,206
Retained earnings	149,990	147,837
Accumulated other comprehensive income	3,276	3,139
Total stockholders’ equity	173,361	169,861
Total liabilities and stockholders’ equity	$1,919,323	$1,902,945

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2011 and 2010 (Unaudited)

(In thousands, except per share data)

	2011	2010
Interest income:
Loans	$19,600	$19,214
Federal funds sold	46	25
Mortgage loans held for sale	63	66
Securities — taxable	1,232	1,404
Securities — tax-exempt	347	248

Total interest income	21,288	20,957
Interest expense:
Deposits	2,671	3,682
Fed funds purchased	13	9
Securities sold under agreements to repurchase	67	87
Federal Home Loan Bank advances	361	525
Subordinated debentures	861	860

Total interest expense	3,973	5,163

Net interest income	17,315	15,794

Provision for loan losses	2,800	2,695
Net interest income after provision for loan losses	14,515	13,099
Non-interest income:
Investment management and trust services	3,537	3,261
Service charges on deposit accounts	1,924	1,998
Bankcard transaction revenue	877	751
Gains on sales of mortgage loans held for sale	382	385
Brokerage commissions and fees	513	456
Bank owned life insurance income	249	243
Other	523	882
Total non-interest income	8,005	7,976
Non-interest expenses:
Salaries and employee benefits	8,400	8,089
Net occupancy expense	1,230	1,276
Data processing expense	1,137	1,137
Furniture and equipment expense	355	314
FDIC insurance expense	621	471
Other	3,084	2,471

Total non-interest expenses	14,827	13,758
Income before income taxes	7,693	7,317
Income tax expense	2,202	2,336
Net income	$5,491	$4,981

Net income per share:

Basic	$0.40	$0.37
Diluted	0.40	0.36

Average common shares:

Basic	13,747	13,645
Diluted	13,837	13,718

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010  (Unaudited)

(In thousands)

	2011	2010
Operating activities:
Net income	$5,491	$4,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,800	2,695
Depreciation, amortization and accretion, net	466	800
Deferred income tax benefit	(147)	(716)
Gain on sales of mortgage loans held for sale	(382)	(385)
Origination of mortgage loans held for sale	(20,812)	(27,431)
Proceeds from sale of mortgage loans held for sale	31,313	37,522
Bank owned life insurance income	(249)	(243)
Increase in value of private investment fund	(106)	(420)
Loss on the disposal of equipment	313	2
Loss (gain) on the sale of other real estate	8	(1)
Stock compensation expense	247	208
Excess tax benefits from share-based compensation arrangements	(44)	(24)
Increase in accrued interest receivable and other assets	(205)	(354)
Increase (decrease) in accrued interest payable and other liabilities	(5,886)	12,428
Net cash provided by operating activities	12,807	29,062
Investing activities:
Purchases of securities available for sale	(61,999)	(50,879)
Proceeds from maturities of securities available for sale	47,758	77,108
Proceeds from maturities of securities held to maturity	4	4
Net increase in loans	(15,211)	(31,670)
Purchases of premises and equipment	(2,179)	(382)
Proceeds from disposal of equipment	—	3
Proceeds from sale of other real estate	252	47
Net cash used in investing activities	(31,375)	(5,769)
Financing activities:
Net increase in deposits	22,997	16,830
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(3,342)	1,753
Net decrease in other short-term borrowings	(844)	(181)
Repayments of Federal Home Loan Bank advances	(3)	(3)
Repayments of subordinated debentures	—	(30)
Issuance of common stock for options and dividend reinvestment plan	220	344
Excess tax benefits from share-based compensation arrangements	44	24
Common stock repurchases	(165)	(80)
Cash dividends paid	(2,474)	(2,317)
Net cash provided by financing activities	16,433	16,340
Net increase (decrease) in cash and cash equivalents	(2,135)	39,633
Cash and cash equivalents at beginning of period	41,655	32,424
Cash and cash equivalents at end of period	$39,520	$72,057
Supplemental cash flow information:
Income tax payments	$—	$—
Cash paid for interest	4,000	5,093
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$4,463	$1,053

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2011 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861

Net income	—	—	—	5,491	—	5,491

Change in accumulated other comprehensive income, net of tax	—	—	—	—	137	137

Stock compensation expense	—	—	247	—	—	247

Stock issued for stock options exercised and dividend reinvestment plan	14	44	220	—	—	264

Stock issued for non-vested restricted stock	36	120	744	(864)	—	—

Cash dividends, $0.18 per share	—	—	—	(2,474)	—	(2,474)

Shares repurchased or cancelled	(7)	(22)	(143)	—	—	(165)

Balance March 31, 2011	13,780	$6,821	$13,274	$149,990	$3,276	$173,361

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2011 and 2010 (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2011	2010
Net income	$5,491	$4,981
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $73 and $311, respectively)	137	577
Other comprehensive income	137	577
Comprehensive income	$5,628	$5,558

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

(1)                     Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (US GAAP) for complete financial statements.  The consolidated financial statements of S.Y. Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the entire year.

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

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

March 31, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$130,340	$2,539	$—	$132,879
Mortgage-backed securities	54,920	2,105	213	56,812
Obligations of states and political subdivisions	67,673	1,177	183	68,667
Trust preferred securities of financial institutions	1,250	20	—	1,270

Total securities available for sale	$254,183	$5,841	$396	$259,628

December 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$111,802	$2,737	$—	$114,539
Mortgage-backed securities	58,616	2,348	216	60,748
Obligations of states and political subdivisions	68,429	777	417	68,789
Trust preferred securities of financial institutions	1,250	6	—	1,256

Total securities available for sale	$240,097	$5,868	$633	$245,332

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential-service public works projects.  The bonds are primarily concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

The amortized cost, unrealized gains and losses, and fair value of securities held to maturity follow:

March 31, 2011	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)
Mortgage-backed securities	$16	$1	$—	$17

December 31, 2010	Amortized	Unrealized		Fair
Securities held to maturity	Cost	Gains	Losses	Value
(in thousands)
Mortgage-backed securities	$20	$2	$—	$22

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

A summary of securities as of March 31, 2011 based on contractual maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities		Securities
	Available for Sale		Held to Maturity
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$63,707	$63,727	$—	$—
Due within one year through five years	99,567	101,618	—	—
Due within five years through ten years	35,453	36,670	14	15
Due after ten years	55,456	57,613	2	2

	$254,183	$259,628	$16	$17

Securities with unrealized losses at March 31, 2011 and December 31, 2010, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2011
Mortgage-backed securities	$9,201	$213	$—	$—	$9,201	$213
Obligations of states and political subdivisions	20,754	183	—	—	20,754	183
Total temporarily impaired securities	$29,955	$396	$—	$—	$29,955	$396

December 31, 2010
Mortgage-backed securities	$9,620	$216	$—	$—	$9,620	$216
Obligations of states and political subdivisions	31,444	417	—	—	31,444	417

Total temporarily impaired securities	$41,064	$633	$—	$—	$41,064	$633

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date, management does not intend to sell the investments, and it is not likely that the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 31 and 49 separate investment positions as of March 31, 2011 and December 31, 2010, respectively, that are not considered other-than-temporarily impaired.  Based on this information, Bancorp has not recorded other-than-temporary losses on any securities held at March 31, 2011.

As of March 31, 2011, Bancorp had no securities which had been impaired for 12 months or longer. As of March 31, 2011, Bancorp had one trust preferred security with a credit rating below investment grade — Caa1 by Moody’s Investor Service.  This security had an amortized cost of $1,000,000, a carrying value of $1,020,000, and an unrealized gain of $20,000.  Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  Based on the evaluation as of March 31, 2011, management is of the opinion that none of the securities are other-than-temporarily impaired.  Management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense.    These forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  At Bancorp’s

Annual Meeting of Shareholders held on April 21, 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan. As of March 31, 2011, there were 680,636 shares available for future awards.

Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.  Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Prior to 2009, those granted to certain executive officers vested six months after grant date. Restricted shares generally vest over three to five years.   All awards under both plans were granted at an exercise price equal to the market value of common stock at the time of grant and expire ten years after the grant date.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	March 31,
	2011	2010

Stock-based compensation expense before income taxes	$247,000	$208,000
Deferred tax benefit	87,000	73,000
Reduction of net income	$160,000	$135,000

Bancorp expects to record an additional $863,000 of stock-based compensation expense in 2011 for equity grants outstanding as of March 31, 2011.  As of March 31, 2011, Bancorp has $3,310,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $208,000 and $344,000 from the exercise of options during the first three months of 2011 and 2010, respectively.

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

	2011	2010

Dividend yield	2.48%	2.18%
Expected volatility	22.64	23.87
Risk free interest rate	2.90	3.57
Forfeitures	6.07	5.96
Expected life of options and SARs (in years)	7.5	7.6

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

A summary of stock option and SARs activity and related information for the three months ended March 31, 2011 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2010
Vested and exercisable	710	$16.00-26.83	$22.03	$2,007	$4.91	4.15
Unvested	273	21.03-26.83	22.85	552	5.36	7.72
Total outstanding	983	16.00-26.83	22.26	2,559	5.03	5.14

Granted	67	23.76-24.87	23.78	92	5.04
Exercised	(13)	16.00-18.62	16.39	103	3.31
Forfeited	(1)	22.14-24.07	23.45	1	5.15

At March 31, 2011
Vested and exercisable	791	16.00-26.83	22.30	2,452	5.00	4.28
Unvested	245	21.03-26.83	22.82	605	5.22	8.43
Total outstanding	1,036	16.00-26.83	22.42	$3,057	5.05	5.26

Vested during quarter	95	21.03-26.83	23.58	$182	5.48

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2011, Bancorp granted 66,579 SARs at the weighted average current market price of $23.78 and a Black-Scholes fair value of $5.04.  Also, in the first quarter of 2011, Bancorp granted 36,167 shares of restricted common stock at the current market price of $23.90.

(4)                     Loans

The composition of loans follows:

(In thousands)	March 31, 2011	December 31, 2010
Commercial and industrial	$345,340	$343,956
Construction and development	158,559	159,482
Real estate mortgage:
Commercial investment	360,425	343,163
Owner occupied commercial	334,899	336,032
1-4 family residential	157,479	157,983
Home equity - first lien	39,781	39,449
Home equity - junior lien	85,870	91,813
Subtotal: Real estate mortgage	978,454	968,440
Consumer	35,433	36,547

Total Loans	$1,517,786	$1,508,425

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows (in thousands):

	2011	2010
Beginning balance January 1,	$25,543	$20,000
Provision for loan losses	2,800	2,695
Loans charged off	(1,585)	(1,077)
Recoveries	198	193
Ending balance March 31,	$26,956	$21,811

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010.

	Type of Loan
	Commercial	Construction	Real estate
March 31, 2011	and industrial	and development	mortgage	Consumer	Unallocated	Total
(in thousands)
Allowance for credit losses
Beginning balance December 31, 2010	$2,796	$3,630	$12,272	$623	$6,222	25,543
Charge-offs	(700)	(600)	(140)	(145)	—	(1,585)
Recoveries	6	—	100	92	—	198
Provision	2,353	(14)	989	(63)	(465)	2,800
Ending balance March 31, 2011	$4,455	$3,016	$13,221	$507	$5,757	$26,956

Balance: individually evaluated for impairment	$680	$—	$1,944	$30		$2,654

Balance: collectively evaluated for impairment	$3,775	$3,016	$11,277	$477	$5,757	$24,302

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans

Balance	$345,340	$158,559	$978,454	$35,433		$1,517,786

Balance: individually evaluated for impairment	$1,681	$700	$11,161	$83		$13,625

Balance: collectively evaluated for impairment	$343,659	$157,859	$967,293	$35,350		$1,504,161

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

	Type of Loan
	Commercial	Construction	Real estate
December 31, 2010	and industrial	and development	mortgage	Consumer	Unallocated	Total
(in thousands)
Allowance for credit losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	20,000
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Provision	8	2,947	8,046	(173)	641	11,469
Ending balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543

Balance: individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: collectively evaluated for impairment	$2,706	$2,280	$10,548	$623	$7,572	$23,729

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans

Balance	$343,956	$159,482	$968,440	$36,547		$1,508,425

Balance: individually evaluated for impairment	$520	$700	$15,955	$95		$17,270

Balance: collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452		$1,491,155

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Information regarding impaired loans follows (in thousands):

	March 31, 2011	December 31, 2010
Principal balance of impaired loans	$13,625	$17,270
Impaired loans with a valuation allowance	9,634	7,335
Amount of valuation allowance	2,654	1,814
Impaired loans with no valuation allowance	3,991	9,935
Average balance of impaired loans for the period	15,448	13,212

Management uses the following classes of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Real estate mortgage

•                  Construction and development

•                  Consumer

The following table presents loans individually evaluated for impairment as of March 31, 2011 and December 31, 2010.

		Unpaid
	Recorded	principal	Related
March 31, 2011	investment	balance	allowance
(in thousands)
Loans with no related allowance recorded
Commercial and industrial	$76	$1,445
Real estate mortgage	3,182	4,359
Construction and development	700	700
Consumer	33	78

Loans with an allowance recorded
Commercial and industrial	$1,605	$2,227	$680
Real estate mortgage	7,979	8,220	1,944
Construction and development	—	—	—
Consumer	50	50	30

Total
Commercial and industrial	$1,681	$3,672	$680
Real estate mortgage	$11,161	$12,579	$1,944
Construction and development	$700	$700	$—
Consumer	$83	$128	$30

		Unpaid
	Recorded	principal	Related
December 31, 2010	investment	balance	allowance
(in thousands)
Loans with no related allowance recorded
Commercial and industrial	$420	$1,982
Real estate mortgage	8,720	9,455
Construction and development	700	700
Consumer	95	140

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90
Real estate mortgage	7,235	7,235	1,724
Construction and development	—	—	—
Consumer	—	—	—

Total
Commercial and industrial	$520	$2,274	$90
Real estate mortgage	$15,955	$16,690	$1,724
Construction and development	$700	$700	$—
Consumer	$95	$140	$—

Unpaid principal balance does not reflect partial charge-offs which may have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.

The following table presents the recorded investment in non-accrual loans as of March 31, 2011 and December 31, 2010.

(In thousands)	2011	2010

Commercial and industrial	$1,788	$2,328
Construction and development	2,243	4,589
Real estate mortgage	6,696	7,194
Consumer	20	277

Total	$10,747	$14,388

Included in non-performing loan are loans accounted for as troubled debt restructuring totaling $2,878,000 at March 31, 2011 and $2,882,000 at December 31, 2010, which continue to accrue interest.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010.

			Greater				Recorded
			than				investment >
	30-59 days	60-89 days	90 days	Total		Total	90 days and
March 31, 2011	past due	past due	past due	past due	Current	loans	accruing
(in thousands)
Commercial and industrial	$1,977	$227	$1,788	$3,992	$341,348	$345,340	$107
Real estate mortgage	8,477	2,236	9,623	20,336	958,118	978,454	1,340
Construction and development	—	—	700	700	157,859	158,559	—
Consumer	134	55	94	283	35,150	35,433	11
Total	$10,588	$2,518	$12,205	$25,311	$1,492,475	$1,517,786	$1,458

			Greater				Recorded
			than				investment >
	30-59 days	60-89 days	90 days	Total		Total	90 days and
December 31, 2010	past due	past due	past due	past due	Current	loans	accruing
(in thousands)
Commercial and industrial	$1,681	$194	$547	$2,422	$341,534	$343,956	$27
Real estate mortgage	5,943	4,821	15,039	25,803	942,637	968,440	1,966
Construction and development	256	—	700	956	158,526	159,482	—
Consumer	69	4	146	219	36,328	36,547	51
Total	$7,949	$5,019	$16,432	$29,400	$1,479,025	$1,508,425	$2,044

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

•                  Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•                  Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of March 31, 2011 and December 31, 2010, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

March 31, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
(in thousands)
Grade
Pass	$315,866	$902,425	$142,610	$35,292	$1,396,193
Special mention	12,981	30,613	6,266	84	49,944
Substandard	16,403	45,416	9,683	57	71,559
Doubtful	90	—	—	—	90
Total	$345,340	$978,454	$158,559	$35,433	$1,517,786

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$315,053	$891,762	$140,986	$36,172	$1,383,973
Special mention	20,440	30,402	6,222	67	57,131
Substandard	8,463	46,276	12,274	308	67,321
Doubtful	—	—	—	—	—
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

Credit risk profile based on payment activity

March 31, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
(in thousands)
Performing	$343,552	$965,953	$157,859	$35,339	$1,502,703
Non-performing	1,788	12,501	700	94	15,083
Total	$345,340	$978,454	$158,559	$35,433	$1,517,786

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total

Performing	$343,409	$950,519	$158,782	$36,401	$1,489,111
Non-performing	547	17,921	700	146	19,314
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60,439,000 at March 31, 2011, via six separate advances.  For five advances totaling $60 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the sixth advance of $439,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1,336,000 were incurred.  In accordance with ASC 470-50 Modifications and Extinguishments, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances, and are recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  The following is a summary of the contractual maturities and average effective rates as of March 31, 2011:

(In thousands)	Advance	Rate
2011	$—	—
2012	—	—
2013	20,000	1.55%
2014	20,000	2.43%
2015	20,000	3.34%
2024	439	2.40%

	$60,439	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $183.3 million as of March 31, 2011 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $12.8 million outstanding at March 31, 2011.  Under Kentucky law, customer cash balances in Investment Management and Trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts to be backed by some form of collateral above the $250,000 per account protection provided by the FDIC.  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

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

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at March 31, 2011 and December 31 2010 were $2,341,000 and $2,188,000, respectively.  The total outstanding principal balances of loans serviced for others were $270,297,000 and $254,988,000 at March 31, 2011, and December 31, 2010 respectively.  Changes in the net carrying amount of MSRs for the three months ended March 31, 2011 and 2010 are shown in the following table.

(in thousands)	2011	2010
Balance at beginning of period	$1,785	$1,616
Originations	146	168
Amortization	(170)	(115)
Balance at March 31	$1,761	$1,669

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers, and has no plans to increase the number of participants.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $31,000 for the three months ended March 31, 2011 and 2010.

(8)                     Commitments and Contingent Liabilities

As of March 31, 2011, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $326,316,000 including standby letters of credit of $10,483,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2011. Commitments to extend credit were $350,314,000, including letters of credit of $9,598,000, as of December 31, 2010.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, residential properties and real estate under development.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Bancorp has entered into agreements to guarantee the performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 23 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at March 31, 2011, Bancorp would have been required to make payments of approximately $2,780,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized),  the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock would be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of March 31, 2011.

(10)              Net Income Per Share

The following table reflects, for the three months ended March 31, 2011 and 2010, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
	March 31
(In thousands, except per share data)	2011	2010
Net income, basic and diluted	$5,491	$4,981
Average shares outstanding	13,747	13,645
Effect of dilutive securities	90	73

Average shares outstanding including dilutive securities	13,837	13,718

Net income per share, basic	$0.40	$0.37
Net income per share, diluted	$0.40	$0.36

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

Selected financial information by business segment for the three month periods ended March 31, 2011 and 2010 follows:

	Three months
	ended March 31
(In thousands)	2011	2010
Net interest income
Commercial banking	$17,282	$15,747
Investment management and trust	33	47
Total	$17,315	$15,794
Provision for loan losses:
Commercial banking	$2,800	$2,695
Investment management and trust	—	—
Total	$2,800	$2,695
Non-interest income:
Commercial banking	$4,468	$4,715
Investment management and trust	3,537	3,261
Total	$8,005	$7,976
Non-interest expense:
Commercial banking	$13,031	$11,940
Investment management and trust	1,796	1,818
Total	$14,827	$13,758
Tax expense
Commercial banking	$1,581	$1,814
Investment management and trust	621	522
Total	$2,202	$2,336
Net income:
Commercial banking	$4,338	$4,013
Investment management and trust	1,153	968
Total	$5,491	$4,981

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2011 and December 31, 2010 the gross amount of unrecognized tax benefits was $335,000 and $230,000, respectively.  At March 31, 2011, if recognized, $301,000 of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of March 31, 2011 and December 31, 2010, the amount accrued for the potential payment of interest and penalties was $20,000.

(13)              Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for the first quarter of 2011 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At March 31, 2011, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. The interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. Bancorp controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At March 31, 2011 and December 31, 2010, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2011	2010	2011	2010
Notional amount	$5,170	$5,270	$5,170	$5,270
Weighted average maturity	7.9	8.1	7.9	8.1
Fair value	$(267)	$(305)	$267	$305

(14)              Fair Value Measurements

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

Bancorp’s investment securities available for sale and derivative instruments are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2011.

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at March 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3

Assets

Investment securities available for sale

Government sponsored enterprise obligations	$132,879	$—	$132,879	$—
Mortgage-backed securities	56,812	—	56,812	—
Obligations of states and political subdivisions	68,667	—	68,667	—
Trust preferred securities of financial institutions	1,270	1,270	—	—

Total investment securities available for sale	259,628	1,270	258,358	—

Interest rate swap	267	—	267	—

Total Assets	$259,895	$1,270	$258,625	$—

Liabilities

Interest rate swap	$267	$—	$267	$—

	Fair value at December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3

Assets

Investment securities available for sale
Government sponsored enterprise obligations	$114,539	$—	$114,539	$—
Mortgage-backed securities	60,748	—	60,748	—
Obligations of states and political subdivisions	68,789	—	68,789	—
Trust preferred securities of financial institutions	1,256	1,256	—	—

Total investment securities available for sale	245,332	1,256	244,076	—

Interest rate swap	305	—	305	—

Total Assets	$245,637	$1,256	$244,381	$—

Liabilities

Interest rate swap	$305	$—	$305	$—

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in the table for March 31, 2011 or December 31, 2010.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At March 31, 2011 and December 31, 2010 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in the table for March 31, 2011 or December 31, 2010.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2011 and December 31, 2010, the carrying value of other real estate owned was $9,138,000 and $5,445,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at March 31, 2011 and December 31, 2010.

For impaired loans in the table below, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

					Losses for 3 month
	Fair value at March 31, 2011				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2011
Impaired loans	$6,980	$—	$—	$6,980	$(914)

					Losses for 3 month
	Fair value at December 31, 2010				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2010
Impaired loans	$5,521	$—	$—	$5,521	$(617)

(15)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$39,520	$39,520	$41,655	$41,655
Mortgage loans held for sale	2,268	2,330	12,387	12,626
Securities	259,644	259,645	245,352	245,354
Federal Home Loan Bank stock and other securities	5,772	5,772	5,772	5,772
Loans, net	1,490,830	1,513,645	1,482,882	1,507,079
Accrued interest receivable	6,157	6,157	6,288	6,288
Interest rate swap	267	267	305	305

Financial liabilities
Deposits	$1,516,465	$1,534,325	$1,493,468	$1,512,882
Short-term borrowings	83,323	83,323	87,509	87,509
Long-term borrowings	101,339	100,146	101,342	100,815
Accrued interest payable	277	277	304	304
Interest rate swap	267	267	305	305

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(157)	—	(144)

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

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2011 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2011 compared to the year ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2011 through March 31

Bancorp completed the first quarter of 2011 with net income of $5.49 million or 10% more than the comparable period of 2010.  The increase is primarily due to an improvement in net interest income, partially offset by increasing non-interest expenses. Diluted earnings per share for the first quarter of 2011 were $0.40 compared to the first quarter of 2010 at $0.36.

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

Year-over-year total loans increased $76 million or 5%, and this was the driving force for growth in interest income.  Increased loan volume more than offset the negative effect of the declining interest rates on loans over the past year.  The average rate earned on assets decreased in the first quarter of 2011 compared to the same period in 2010 as the rates earned on loans and investments declined.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings.  Rates paid on liabilities decreased more than rates declined on assets, contributing to an increased net interest spread and margin compared to the first three months of 2010.

Distinguishing Bancorp from other similarly sized community banks is the magnitude of its investment management and trust revenue, making total non-interest income a continuing key contributor to earnings in the first quarter of 2011.  Income from investment management and trust services, which constitutes the single largest component of non-interest income, increased 8% for the quarter due to higher asset values and a modest increase in non-recurring estate fees. Investment management revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.

Bancorp experienced increases in bankcard transaction income and brokerage income, partially offset by decreases in gains on service charges on deposit accounts.  Non-interest income as a percentage of total revenues was 32% in the first quarter of 2011, compared to 34% in the first quarter of 2010.

Higher non-interest expense in 2011 was reflected in almost all categories reflecting costs of market expansion including personnel.

Also impacting 2011 results, Bancorp’s provision for loan losses was $2.8 million in the first quarter compared to $2.7 million in the first quarter of 2010.  Management’s action to provide for loan losses in the first quarter of 2011 reflected an ongoing concern that the current economic downturn and prospects for a slow recovery will continue to take a toll on the Company’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  The provision for the first quarter of 2011 results from a consistent allowance methodology that is driven by risk ratings.   Bancorp’s allowance for loan losses was 1.78% of total loans at March 31, 2011, compared with 1.69% of total loans at December 31, 2010, and 1.51% at March 31, 2010.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.00% as of March 31, 2011, compared to 8.89% at December 31, 2010.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,491,000 for the three months ended March 31, 2011 increased $510,000, or 10.2%, from $4,981,000 for the comparable 2010 period.  Basic net income per share was $0.40 for the first quarter of 2011, an increase of 8.1% from the $0.37 for the first quarter of 2010.  Net income per share on a diluted basis was $0.40 for the first quarter of 2011, compared to $0.36 for the first quarter of 2010; an 11.1% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.17% and 12.88%, respectively, for the first quarter of 2011, compared to 1.12% and 12.76%, respectively, for the same period in 2010.

Net Interest Income

The following tables present the average balance sheets for the three month period ended March 31, 2011 and 2010 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate
Earning assets:
Federal funds sold	$62,694	$46	0.30%	$54,329	$25	0.19%
Mortgage loans held for sale	5,214	63	4.90%	4,815	66	5.56%
Securities:
Taxable	160,933	1,175	2.96%	166,504	1,349	3.29%
Tax-exempt	51,122	496	3.93%	26,334	355	5.47%
FHLB stock and other securities	5,772	57	4.00%	5,549	55	4.02%
Loans, net of unearned income	1,507,574	19,845	5.34%	1,438,138	19,384	5.47%

Total earning assets	1,793,309	21,682	4.90%	1,695,669	21,234	5.08%

Less allowance for loan losses	26,164			20,851
	1,767,145			1,674,818

Non-earning assets:
Cash and due from banks	25,777			25,872
Premises and equipment	32,783			27,939
Accrued interest receivable and other assets	85,164			67,970

Total assets	$1,910,869			$1,796,599

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$276,633	$150	0.22%	$237,843	$113	0.19%
Savings deposits	68,431	33	0.20%	62,131	42	0.27%
Money market deposits	478,987	718	0.61%	401,121	703	0.71%
Time deposits	421,609	1,770	1.70%	510,373	2,824	2.24%
Securities sold under agreements to repurchase	53,756	67	0.51%	55,447	87	0.64%
Fed funds purchased and other short term borrowings	26,261	13	0.20%	18,958	9	0.19%
FHLB advances	60,440	361	2.42%	60,451	525	3.52%
Long-term debt	40,900	861	8.54%	40,904	860	8.53%

Total interest bearing liabilities	1,427,017	3,973	1.13%	1,387,228	5,163	1.51%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	263,500			214,531
Accrued interest payable and other liabilities	47,426			36,588
Total liabilities	1,737,943			1,638,347

Stockholders’ equity	172,926			158,252

Total liabilities and stockholders’ equity	$1,910,869			$1,796,599
Net interest income		$17,709			$16,071
Net interest spread			3.77%			3.57%
Net interest margin			4.00%			3.84%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $394,000 and $277,000, respectively, for the three month periods ended March 31, 2011 and 2010.

Fully taxable equivalent net interest income of $17.7 million for the three months ended March 31, 2011 increased $1.6 million, or 10.2%, from $16.1 million when compared to the same period last year. Net interest spread and net interest margin were 3.77% and 4.00%, respectively, for the first quarter of 2011 and 3.57% and 3.84%, respectively, for the first quarter of 2010.

Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $453 million, or 72% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $111 million or 18% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $62 million of variable rate loans, or 10% of variable rate loans, have contractual floors below 4%.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average earning assets increased $97.6 million or 5.8%, to $1.793 billion for the first three months of 2011 compared to 2010, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $39.8 million, or 2.9%, to $1.427 billion for the first three months of 2011 compared to 2010 primarily due to increases in interest bearing deposits and federal funds purchased.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2011 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 200 basis points in interest rates would have a positive impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(0.60)%
Increase 100bp	(1.97)
Decrease 100bp	1.73
Decrease 200bp	(2.49)

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

Provision for Loan Losses

The provision for loan losses of $2.8 million for the first three months of 2011 was very comparable to the $2.7 million for  the same period in 2010.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio. Accordingly, the Company expects the allowance for loan losses to remain at a high level compared with historic amounts, even though charge-offs may continue to be moderate, until there are clearer signs of a sustained economic recovery and, thus, a reduction in overall credit risk.  Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2011.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2011 and 2010 follows:

	Three months ended March 31
(Dollars in thousands)	2011	2010

Balance at the beginning of the period	$25,543	$20,000
Provision for loan losses	2,800	2,695
Loan charge-offs, net of recoveries	(1,387)	(884)
Balance at the end of the period	$26,956	$21,811
Average loans, net of unearned income	$1,507,574	$1,438,138
Provision for loan losses to average loans (1)	0.19%	0.19%
Net loan charge-offs to average loans (1)	0.09%	0.06%
Allowance for loan losses to average loans	1.79%	1.52%
Allowance for loan losses to period-end loans	1.78%	1.51%
Allowance to nonperforming loans	178.72%	161.78%

(1) Amounts not annualized

Total non-performing loans decreased to $15.1 million at March 31, 2011, from $19.3 million at December 31, 2010.  While Bancorp’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to feel that a prolonged recession could place additional pressure on credit quality in determining the provision and allowance for loan losses. Please refer to the “Non-performing Loans and Assets” section of this report for further information regarding asset quality.

Loans are charged off by management when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Management charges loans down to net realizable value if liquidation is inevitable but may take time. An analysis of net charge-offs by loan category for the three month periods ended March 31, 2011 and 2010 follows:

	Three Months
(in thousands)	Ended March 31
Net loan charge-offs (recoveries)	2011	2010
Commercial and industrial	$694	$128
Construction and development	600	299
Real estate mortgage - commercial investment	—	253
Real estate mortgage - owner occupied commercial	—	140
Real estate mortgage - 1-4 family residential	24	129
Home equity	16	—
Consumer	53	(65)
Total net loan charge-offs	$1,387	$884

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2011 and 2010.

	Three months
	ended March 31
(In thousands)	2011	2010

Non-interest income:
Investment management and trust services	$3,537	$3,261
Service charges on deposit accounts	1,924	1,998
Bankcard transaction revenue	877	751
Gains on sales of mortgage loans held for sale	382	385
Brokerage commissions and fees	513	456
Bank owned life insurance income	249	243
Other	523	882
Total non-interest income	$8,005	$7,976

Non-interest expenses:
Salaries and employee benefits	8,400	$8,089
Net occupancy expense	1,230	1,276
Data processing expense	1,137	1,137
Furniture and equipment expense	355	314
FDIC insurance expense	621	471
Other	3,084	2,471
Total non-interest expenses	$14,827	$13,758

Total non-interest income increased $29,000, or 0.4%, for the first quarter of 2011 compared to the same period in 2010.

Investment management and trust services income increased $276,000, or 8.5%, in the first quarter of 2011, as compared to the same period in 2010, primarily due to the impact of an increased market value of assets under management and a modest increase in executor fees.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Growth in assets from net new accounts and improving broader markets have resulted in an increase in investment management fees.  Trust assets under management at March 31, 2011 were $1.79 billion, compared to $1.57 billion at March 31, 2010.

Service charges on deposit accounts decreased $74,000, or 3.7%, in the first quarter of 2011, as compared to the same period in 2010.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation required that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  While it has been difficult to predict the impact of this change, management believes this requirement has resulted in some decline in service charge income in 2011.

Bankcard transaction revenue increased $126,000, or 16.8%, in the first quarter of 2011, as compared to the same period in 2010 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in the first quarter of 2011 compared favorably to the same period in 2010 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. In the future, this rate will be set by the Federal Reserve Board for banks with at least $10 billion in assets.  While this threshold indicates we will not be directly affected due to our size, it is likely that this change will indirectly affect Bancorp. While there are many uncertainties about its effect or ultimately when these changes may take place, the potential limits related to interchange rates on debit card transactions proposed in the Dodd-Frank legislation may negatively impact this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans were virtually unchanged in the first quarter of 2011from the same period in 2010.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates remained at attractive levels through 2010 creating mostly refinance activity, but have risen slightly in 2011 contributing to reduced loan application volume.

Brokerage commissions and fees increased $57,000, or 12.5%, in the first quarter of 2011, as compared to the same period in 2010.  These increases corresponded to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network for retail consumers, while larger managed accounts are included in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $249,000 for the first three months of 2011, compared to $243,000 for the same period in 2010.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related change in cash surrender value and proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income decreased $359,000, or 40.7%, in the first quarter of 2011 as compared to the same period in 2010, primarily due to a smaller increase in the value of the domestic private investment fund, as well as a variety of other factors, none of which are individually significant.  Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities, and is recorded using the equity method of accounting.

Total non-interest expenses increased $1,069,000, or 7.8%, for the first quarter of 2011 as compared to the same period in 2010. Bancorp’s first quarter efficiency ratio was 57.66% compared with 55.25% in the fourth quarter of 2010 and 57.21% in the first quarter last year.

Salaries and benefits are the largest component of non-interest expenses and increased $311,000, or 3.8%, for the first quarter of 2011, as compared to the same period of 2010, due to increases in salaries and pension expense.  Increased staffing levels, mainly related to the expansion in Cincinnati, included senior staff with higher per capita salaries and contributed to the overall increase.  At March 31, 2011, the Bank had 473 full time equivalent employees compared to 471 at March 31, 2010.

Net occupancy expense decreased $46,000, or 3.6%, in the first quarter of 2011, as compared to the same period of 2010.

Data processing expense was $1,137,000 for the first quarter of 2011 and 2010.  Furniture and equipment expense increased $41,000 or 13.1% for the first quarter of 2011, as compared to the same period in 2010.  This fluctuation relates to a variety of factors, none of which are individually significant.

FDIC insurance expense rose $150,000, or 31.8%, for the first quarter of 2011 as compared to the same period in 2010.

Other non-interest expenses increased $613,000 or 24.8% in the first quarter of 2011, as compared to the same period in 2010, due largely to $400,000 write-down on a previously foreclosed property, and $312,000 write-down of fixed assets related to a building renovation.  This category also includes legal and professional fees, MSR amortization, advertising, printing, mail and telecommunications, none of which are individually significant.

Income Taxes

In the first quarter of 2011, Bancorp recorded income tax expense of $2,202,000, compared to $2,336,000 for the same period in 2010.  The effective rate for the three month period was 28.6% in 2011 and 31.9% in 2010.  The decrease in the effective tax rate was primarily due to an increased proportion of tax-exempt income to taxable income and an increasing amount of tax credits.

Commitments

Bancorp utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 8.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets increased $16.4 million, or 0.9%, from $1.903 billion on December 31, 2010 to $1.919 billion on March 31, 2011.  The most significant contributor of the increase in assets was investment securities, which increased $14.3 million in the first quarter while federal funds sold decreased $7.6 million as a result of purchasing short-term securities.  Loan totals increased $9.4 million from the end of 2010.

Total liabilities increased $12.9 million, or 0.7%, from December 31, 2010 to $1.746 billion on March 31, 2011.  The most significant component of the increase was in deposits of $23.0 million or 1.5% in support of loan growth. Securities sold under agreement to repurchase decreased $4.9 million or 8.1%, while federal funds purchased increased $1.5 million or 6.0%.  Other short-term borrowings decreased $844 thousand or 42.2%.  Other liabilities decreased $5.9 million or 11.7% as a result of settlement in the first quarter of 2011 of securities purchased in the fourth quarter of 2010.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(In thousands)
Loans by Type	March 31, 2011	December 31, 2010
Commercial and industrial	$345,340	$343,956
Construction and development	158,559	159,482
Real estate mortgage:
Commercial investment	360,425	343,163
Owner occupied commercial	334,899	336,032
1-4 family residential	157,479	157,983
Home equity - first lien	39,781	39,449
Home equity - junior lien	85,870	91,813
Subtotal: Real estate mortgage	978,454	968,440
Consumer	35,433	36,547

Total Loans	$1,517,786	$1,508,425

Bancorp enters into loan participation agreements with downstream correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, as the lead lender, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2011 and December 31, 2010, the total loans of this nature were $35,029,000 and $34,818,000 respectively.

Non-performing Loans and Assets

Non-performing loans, which include non-accrual loans of $10.7 million, loans past due over 90 days and still accruing of $1.5 million, and loans accounted for as troubled debt restructuring of $2.9 million, totaled $15.1 million at March 31, 2011.  Non-performing loans were $19.3 million at December 31, 2010 including $14.4 million of non-accrual loans, $2.0 million of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring of $2.9 million. The decrease reflected charge-offs and migration from loans to foreclosed assets.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 0.99% of total loans at March 31, 2011 compared to 1.28% at December 31, 2010.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Non-accrual loans	$10,747	$14,388
Troubled debt restructuring	2,878	2,882
Loans past due 90 days or more and still accruing	1,458	2,044

Non-performing loans	15,083	19,314

Foreclosed real estate	9,138	5,445

Non-performing assets	$24,221	$24,759

Non-performing loans as a percentage of total loans	0.99%	1.28%
Non-performing assets as a percentage of total assets	1.26%	1.30%
Allowance for loan losses as a percentage of non-performing loans	179%	132%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	March 31, 2011	December 31, 2010
Commercial and industrial	$1,788	$2,328
Construction and development	2,243	4,589
Real estate mortgage - commercial investment	3,082	3,214
Real estate mortgage - owner occupied commercial	1,674	1,426
Real estate mortgage - 1-4 family residential	1,352	1,984
Home equity	588	570
Consumer	20	277
Total loans	$10,747	$14,388

The decrease in non-accrual loans reflects charge-offs of certain non-accrual loans and the migration of certain non-accrual loans to foreclosed assets. Bancorp has six borrowers, all in our primary market, who account for $6.2 million or 58% of total non-accrual loans.  Each of these loans is secured by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.

Effects of Declines in Real Estate Collateral Values

Despite the fact that Bancorp’s principal market, Louisville, has had home values decline less than most markets nationwide (Source: Federal Housing Finance Agency), further declines in collateral values, including commercial properties, may impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  Bancorp typically requires appraisals on real estate at application and assesses the transaction and market conditions to determine if updates are needed at renewal.  Additionally, Bancorp evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

c)              Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management has maintained a significantly higher liquidity position in 2010 and 2011, which management considers prudent given the current operating environment.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities, and federal funds sold. Federal funds sold totaled $16.3 million at March 31, 2011. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $259.6 million at March 31, 2011, and included an unrealized net gain of $5.4 million. The portfolio includes maturities of approximately $63.7 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At March 31, 2011, total investment securities pledged for these purposes comprised 31% of the available for sale investment portfolio, leaving $178.7 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2011, such deposits totaled $1.104 billion and represented 73% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As of March 31, 2011, Bancorp had only $2.7 million or 0.2% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2011, the Bank’s additional borrowing capacity with the FHLB was approximately $183.3 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $114.3 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund the first quarter cash dividend or the quarterly interest payments on its trust preferred securities.  At March 31, 2011, the Bank may pay up to $22.7 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At March 31, 2011, stockholders’ equity totaled $173.4 million, an increase of $3.5 million since December 31, 2010.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2010.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $3.3 million at March 31, 2011 and $3.1 million at December 31, 2010.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%.  At least until the general economy demonstrates sustainable growth, the Company intends to remain cautious with its capital management strategies.  The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2011 and December 31, 2010.

March 31, 2011	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$230,057	13.98%	$131,649	8.00%	$ NA	NA
Bank	189,944	11.61%	130,883	8.00%	163,604	10.00%

Tier I risk-based capital (1)
Consolidated	199,403	12.12%	65,810	4.00%	NA	NA
Bank	159,416	9.75%	65,401	4.00%	98,102	6.00%

Leverage (2)
Consolidated	$199,403	10.45%	$57,245	3.00%	NA	NA
Bank	159,416	8.41%	56,867	3.00%	$94,778	5.00%

December 31, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$226,421	13.93%	$130,034	8.00%	$ NA	NA
Bank	183,562	11.37%	129,155	8.00%	161,444	10.00%

Tier I risk-based capital (1)
Consolidated	196,040	12.06%	65,022	4.00%	NA	NA
Bank	153,311	9.49%	64,620	4.00%	96,930	6.00%

Leverage (2)
Consolidated	$196,040	10.31%	$57,044	3.00%	NA	NA
Bank	153,311	8.12%	56,642	3.00%	$94,403	5.00%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

Importantly, the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. The variance between the consolidated and the Bank’s capital ratios is largely due to the Bancorp’s 2008 issuance of $30 million of trust preferred securities and a special dividend of $25 million from the Bank to Bancorp in December 2009 as part of a strategy to minimize state bank taxes.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 9.00% as of March 31, 2011, versus 8.89% at December 31, 2010.  Bancorp provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under GAAP.

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

(in thousands, except per share data)	March 31, 2011	December 31, 2010
Total equity (a)	$173,361	$169,861
Less goodwill	(682)	(682)
Tangible common equity (c)	$172,679	$169,179

Total assets (b)	$1,919,323	1,902,945
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,918,641	$1,902,263

Total shareholders’ equity to total assets (a/b)	9.03%	8.93%
Tangible common equity ratio (c/d)	9.00%	8.89%

Number of outstanding shares (e)	13,780	13,737

Book value per share (a/e)	$12.58	$12.37
Tangible common equity per share (c/e)	12.53	12.32

f)                Recently Issued Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a Troubled Debt Restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. For the purposes of those two tests, the final ASU provides clarifications regarding the debtor’s access to funds at current market rates, assessing the debtor’s financial difficulties, and payment delays.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 may result in additional loans being identified as TDR.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2011 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2011.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	6,717	24.85	—	—
March 1 - March 31	—	—	—	—
Total	6,717	$24.85	—	—

(1)               First quarter 2011 activity represents shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

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

S.Y. BANCORP, INC.

Date: May 6, 2011	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer