Form 10-Q
period 2011-06-30
S Y BANCORP INC
filed 2011-08-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 31, 2011, was 13,797,256.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

—	Consolidated Balance Sheets June 30, 2011(Unaudited) and December 31, 2010

—	Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)

—	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)

—	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011 (Unaudited)

—	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$24,226	$17,702
Federal funds sold	19,972	23,953
Mortgage loans held for sale	4,439	12,387
Securities available for sale (amortized cost of $250,618 in 2011 and $240,097 in 2010)	258,280	245,332
Securities held to maturity (fair value of $22 in 2010)	—	20
Federal Home Loan Bank stock	4,948	4,771
Other securities	1,001	1,001
Loans	1,538,950	1,508,425
Less allowance for loan losses	27,564	25,543
Net loans	1,511,386	1,482,882
Premises and equipment, net	34,564	31,665
Bank owned life insurance	26,628	26,124
Accrued interest receivable	5,928	6,288
Other assets	52,012	50,820
Total assets	$1,943,384	$1,902,945
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$266,745	$247,465
Interest bearing	1,265,626	1,246,003
Total deposits	1,532,371	1,493,468
Securities sold under agreements to repurchase	64,856	60,075
Federal funds purchased	22,928	25,436
Other short-term borrowings	1,243	1,998
Accrued interest payable	179	304
Other liabilities	41,645	50,461
Federal Home Loan Bank advances	60,437	60,442
Subordinated debentures	40,900	40,900
Total liabilities	1,764,559	1,733,084
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,798,914 and 13,736,942 shares in 2011 and 2010, respectively	6,885	6,679
Additional paid-in capital	13,810	12,206
Retained earnings	153,414	147,837
Accumulated other comprehensive income	4,716	3,139
Total stockholders’ equity	178,825	169,861
Total liabilities and stockholders’ equity	$1,943,384	$1,902,945

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three and six months ended June 30, 2011 and 2010

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans	$19,875	$19,715	$39,475	$38,929
Federal funds sold	49	19	95	44
Mortgage loans held for sale	34	53	97	119
Securities — taxable	1,260	1,376	2,492	2,780
Securities — tax-exempt	348	285	695	533
Total interest income	21,566	21,448	42,854	42,405
Interest expense:
Deposits	2,654	3,394	5,325	7,076
Fed funds purchased	10	8	23	17
Securities sold under agreements to repurchase	64	81	131	168
Federal Home Loan Bank advances	364	556	725	1,081
Subordinated debentures	863	862	1,724	1,722
Total interest expense	3,955	4,901	7,928	10,064
Net interest income	17,611	16,547	34,926	32,341
Provision for loan losses	2,600	2,384	5,400	5,079
Net interest income after provision for loan losses	15,011	14,163	29,526	27,262
Non-interest income:
Investment management and trust services	3,661	3,232	7,198	6,493
Service charges on deposit accounts	2,034	2,187	3,958	4,185
Bankcard transaction revenue	960	863	1,837	1,614
Gains on sales of mortgage loans held for sale	441	445	823	830
Brokerage commissions and fees	530	503	1,043	959
Bank owned life insurance income	255	248	504	491
Other	271	445	794	1,327
Total non-interest income	8,152	7,923	16,157	15,899
Non-interest expenses:
Salaries and employee benefits	8,648	8,319	17,048	16,408
Net occupancy expense	1,357	1,296	2,587	2,572
Data processing expense	1,346	1,322	2,483	2,459
Furniture and equipment expense	337	321	692	635
FDIC insurance expense	339	531	960	1,002
Other	2,698	2,592	5,782	5,063
Total non-interest expenses	14,725	14,381	29,552	28,139
Income before income taxes	8,438	7,705	16,131	15,022
Income tax expense	2,441	2,149	4,643	4,485
Net income	5,997	5,556	11,488	10,537
Net income per share:
Basic	$0.43	$0.41	$0.83	$0.77
Diluted	$0.43	$0.40	$0.83	$0.77
Average common shares:
Basic	13,789	13,690	13,768	13,668
Diluted	13,879	13,790	13,857	13,752

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(In thousands)

	2011	2010
Operating activities:
Net income	$11,488	$10,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,400	5,079
Depreciation, amortization and accretion, net	1,917	1,653
Deferred income tax benefit	(635)	(1,184)
Gain on sales of mortgage loans held for sale	(823)	(830)
Origination of mortgage loans held for sale	(42,953)	(54,494)
Proceeds from sale of mortgage loans held for sale	51,724	61,810
Bank owned life insurance income	(504)	(491)
Decrease (increase) in value of private investment fund	102	(368)
Loss on the disposal of equipment	382	2
Loss (gain) on the sale of other real estate	32	(51)
Stock compensation expense	564	455
Excess tax benefits from share-based compensation arrangements	(77)	(48)
Decrease (increase) in accrued interest receivable and other assets	951	(7,804)
Increase (decrease) in accrued interest payable and other liabilities	(8,864)	11,257
Net cash provided by operating activities	18,704	25,523
Investing activities:
Purchases of securities available for sale	(132,819)	(91,798)
Proceeds from sale of securities available for sale	—	—
Proceeds from maturities of securities available for sale	121,840	110,259
Proceeds from maturities of securities held to maturity	20	10
Net increase in loans	(41,503)	(63,540)
Purchases of premises and equipment	(4,750)	(1,353)
Proceeds from disposal of premises and equipment	7	3
Proceeds from sale of foreclosed assets	5,293	887
Net cash used in investing activities	(51,912)	(45,532)
Financing activities:
Net increase in deposits	38,903	55,647
Net increase in securities sold under agreements to repurchase and federal funds purchased	2,273	1,357
Net decrease in other short-term borrowings	(755)	(326)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	(5)	(5)
Repayments of subordinated debentures	—	(30)
Issuance of common stock for options and dividend reinvestment plan	381	442
Excess tax benefits from share-based compensation arrangements	77	48
Common stock repurchases	(167)	(79)
Cash dividends paid	(4,956)	(4,649)
Net cash provided by financing activities	35,751	62,405
Net increase in cash and cash equivalents	2,543	42,396
Cash and cash equivalents at beginning of period	41,655	32,424
Cash and cash equivalents at end of period	$44,198	$74,820
Supplemental cash flow information:
Income tax payments	$985	$4,080
Cash paid for interest	8,053	10,036
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$7,599	$1,364

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2011

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861
Net income	—	—	—	11,488	—	11,488

Change in accumulated other comprehensive income, net of tax	—	—	—	—	1,577	1,577

Stock compensation expense	—	—	564	—	—	564

Stock issued for stock options exercised and dividend reinvestment plan	46	154	710	—	—	864

Stock issued for non-vested restricted stock	42	140	866	(1,006)	—	—

Cash dividends, $0.36 per share	—	—	—	(4,956)	—	(4,956)

Shares repurchased or cancelled	(26)	(88)	(536)	51	—	(573)

Balance June 30, 2011	13,799	$6,885	$13,810	$153,414	$4,716	$178,825

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2011 and 2010

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$5,997	$5,556	$11,488	$10,537
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $775, $598, $849 and $908, respectively)	1,440	1,110	1,577	1,687
Other comprehensive income	1,440	1,110	1,577	1,687
Comprehensive income	$7,437	$6,666	$13,065	$12,224

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

Interim results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results for the entire year.

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

(2)       Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

June 30, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$23,000	$—	$—	$23,000
Government sponsored enterprise obligations	100,808	2,948	—	103,756
Mortgage-backed securities	58,936	2,801	35	61,702
Obligations of states and political subdivisions	66,624	1,953	25	68,552
Trust preferred securities of other financial institutions	1,250	20	—	1,270

Total securities available for sale	$250,618	$7,722	$60	$258,280

December 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$111,802	$2,737	$—	$114,539
Mortgage-backed securities	58,616	2,348	216	60,748
Obligations of states and political subdivisions	68,429	777	417	68,789
Trust preferred securities of other financial institutions	1,250	6	—	1,256

Total securities available for sale	$240,097	$5,868	$633	$245,332

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential-service public works projects.  The bonds are concentrated in Kentucky, Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

At December 31, 2010, Bancorp had mortgage-backed securities classified as held to maturity.  These securities, with an amortized cost of $20,000, had a fair value of $22,000.  There are no securities held to maturity as of June 30, 2011.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required as part of the condition for borrowing availability from the FHLB and are classified as restricted securities.  See Note 5 for information relating to FHLB borrowings.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.

A summary of securities as of June 30, 2011 based on contractual maturity is presented below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.

	Securities
	Available for Sale
(In thousands)	Cost	Fair Value

Due within one year	$67,308	$67,354
Due within one year through five years	87,624	90,217
Due within five years through ten years	38,034	40,153
Due after ten years	57,652	60,556

	$250,618	$258,280

Securities with unrealized losses not recognized in income at June 30, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2011
Mortgage-backed securities	$4,881	$35	$—	$—	$4,881	$35
Obligations of states and political subdivisions	2,186	25	—	—	2,186	25
Total temporarily impaired securities	$7,067	$60	$—	$—	$7,067	$60

December 31, 2010
Mortgage-backed securities	$9,620	$216	$—	$—	$9,620	$216
Obligations of states and political subdivisions	31,444	417	—	—	31,444	417

Total temporarily impaired securities	$41,064	$633	$—	$—	$41,064	$633

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 5 and 49 separate investment positions as of June 30, 2011 and December 31, 2010, respectively, that are not considered other-than-temporarily impaired.  Based on this information, Bancorp has not recorded other-than-temporary losses on any securities held at June 30, 2011.

Management evaluates the impairment of securities on a quarterly basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  As of June 30, 2011, Bancorp had no securities which had been impaired for 12 months or longer. As of June 30, 2011, Bancorp had one trust preferred security with a credit rating below investment grade — Caa1 by Moody’s Investor Service.  This security had an amortized cost of $1,000,000, a carrying value of $1,014,000, and an unrealized gain of $14,000.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management is of the opinion that none of the securities are other-than-temporarily impaired at June 30, 2011.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period. Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan. As of June 30, 2011, there were 668,820 shares available for future awards. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Prior to 2009, equity grants to certain executive officers vested six months after grant date. Restricted shares generally vest over three to five years.   All awards under both plans have been granted at an exercise price equal to the market value of common stock at the time of grant; options and SARs expire ten years after the grant date.

In April 2011, the Board of Directors of Bancorp approved an amendment to the 2005 Stock Incentive Plan to authorize restricted stock units (RSUs) as a type of award that the Company may grant pursuant to the Plan. The RSU awards entitle those officers to issuance of one share of common stock for each vested RSU shortly after expiration of a three-year performance period, provided certain goals are achieved.  Executives do not have voting rights and do not receive dividends or other distributions paid on stock related to RSUs, until that stock is actually issued.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense before income taxes	$316,000	$247,000	$564,000	$455,000
Deferred tax benefit	110,000	86,000	197,000	159,000
Reduction of net income	$206,000	$161,000	$367,000	$296,000

Bancorp expects to record an additional $662,000 of stock-based compensation expense in 2011 for equity grants outstanding as of June 30, 2011.  As of June 30, 2011, Bancorp has $3,503,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $369,000 and $429,000 from the exercise of options during the first six months of 2011 and 2010, respectively.

The fair value of Bancorp’s stock options and SARs is estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant. The fair value of restricted stock units is determined by Bancorp’s closing stock price on the date of the award, less the present value of dividends expected to be paid during the performance period.

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

All outstanding options have a 10-year contractual term from the date of grant.  The expected life of options is based on actual experience of past like-term awards.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

A summary of stock option and SARs activity and related information for the six months ended June 30, 2011 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value	Value	Life

At December 31, 2010
Vested and exercisable	710	$16.00-26.83	$22.03	$2,007	$4.91	4.15
Unvested	273	21.03-26.83	22.85	552	5.36	7.72
Total outstanding	983	16.00-26.83	22.26	2,559	5.03	5.14

Granted	67	23.76-24.87	23.78	—	5.04
Exercised	(46)	16.00-22.81	16.93	323	3.47
Forfeited	(9)	18.05-26.83	21.54	18	4.85

At June 30, 2011
Vested and exercisable	755	16.00-26.83	22.55	1,090	5.07	4.10
Unvested	240	21.03-26.83	22.82	211	5.22	8.20
Total outstanding	995	16.00-26.83	22.61	$1,301	5.11	5.09

Vested during year	95	21.03-26.83	23.59	$59	5.48

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2011, Bancorp granted 66,579 SARs at the weighted average current market price of $23.78 and a Black-Scholes fair value of $5.04.  There were no SARs granted in the second quarter.  In the first six months of 2011, Bancorp granted 41,991 shares of restricted common stock at the weighted average current market price of $23.96.  Also in the second quarter of 2011, Bancorp awarded RSUs with a fair value of $21.99 to executive officers of the Bank, the three-year performance period for which began January 1, 2011. Bancorp believes, based on most recent analysis, the most likely vesting of these RSUs will be 20,228 shares of common stock.

(4)                     Loans

The composition of loans by primary loan classification follows:

(In thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$365,008	$343,956
Real estate mortgage:
Commercial investment	382,753	362,904
Owner occupied commercial	313,531	316,291
1-4 family residential	159,320	157,983
Home equity - first lien	38,376	39,449
Home equity - junior lien	83,880	91,813
Subtotal: Real estate mortgage	977,860	968,440
Construction and development	158,412	159,482
Consumer	37,670	36,547

Total loans	$1,538,950	$1,508,425

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 follows (in thousands):

	2011	2010
Beginning balance January 1,	$25,543	$20,000
Provision for loan losses	5,400	5,079
Loans charged off	(3,715)	(2,560)
Recoveries	336	414
Ending balance June 30,	$27,564	$22,933

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

	Type of Loan
June 30, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Unallocated	Total

Allowance for credit losses
Beginning balance December 31, 2010	$2,796	$3,630	$12,272	$623	$6,222	$25,543
Charge-offs	(816)	(1,226)	(1,366)	(307)	—	(3,715)
Recoveries	20	—	116	200	—	336
Provision	3,390	989	2,613	60	(1,652)	5,400
Ending balance June 30, 2011	$5,390	$3,393	$13,635	$576	$4,570	$27,564

Balance: individually evaluated for impairment	$500	$—	$824	$—		$1,324

Balance: collectively evaluated for impairment	$4,890	$3,393	$12,811	$576	$4,570	$26,240

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans

Balance	$365,008	$158,412	$977,860	$37,670		$1,538,950

Balance: individually evaluated for impairment	$2,209	$700	$12,815	$96		$15,820

Balance: collectively evaluated for impairment	$362,799	$157,712	$965,045	$37,574		$1,523,130

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

	Type of Loan
December 31, 2010	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Unallocated	Total

Allowance for credit losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	$20,000
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Provision	8	2,947	8,046	(173)	641	11,469
Ending balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543

Balance: individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: collectively evaluated for impairment	$2,706	$2,280	$10,548	$623	$7,572	$23,729

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans

Balance	$343,956	$159,482	$968,440	$36,547		$1,508,425

Balance: individually evaluated for impairment	$520	$700	$15,955	$95		$17,270

Balance: collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452		$1,491,155

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Information regarding impaired loans follows (in thousands):

	June 30, 2011	December 31, 2010
Principal balance of impaired loans	$15,820	$17,270
Impaired loans with a valuation allowance	3,832	7,335
Amount of valuation allowance	1,324	1,814
Impaired loans with no valuation allowance	11,988	9,935
Average balance of impaired loans for the period	15,572	13,212

Management uses the following classes of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Real estate mortgage

•                  Construction and development

•                  Consumer

The following table presents loans individually evaluated for impairment as of June 30, 2011 and December 31, 2010.

		Unpaid
June 30, 2011	Recorded	principal	Related
(in thousands)	investment	balance	allowance

Loans with no related allowance recorded
Commercial and industrial	$794	$1,918
Real estate mortgage	10,398	11,653
Construction and development	700	700
Consumer	96	139

Loans with an allowance recorded
Commercial and industrial	$1,415	$2,000	$500
Real estate mortgage	2,417	2,417	824
Construction and development	—	—	—
Consumer	—	—	—

Total
Commercial and industrial	$2,209	$3,918	$500
Real estate mortgage	$12,815	$14,070	$824
Construction and development	$700	$700	$—
Consumer	$96	$139	$—

		Unpaid
December 31, 2010	Recorded	principal	Related
(in thousands)	investment	balance	allowance

Loans with no related allowance recorded
Commercial and industrial	$420	$1,982
Real estate mortgage	8,720	9,455
Construction and development	700	700
Consumer	95	140
Subtotal	9,935	12,277

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90
Real estate mortgage	7,235	7,235	1,724
Construction and development	—	—	—
Consumer	—	—	—
Subtotal	7,335	7,527	1,814

Total
Commercial and industrial	$520	$2,274	$90
Real estate mortgage	$15,955	$16,690	$1,724
Construction and development	$700	$700	$—
Consumer	$95	$140	$—
Subtotal	17,270	19,804	1,814

Unpaid principal balance does not reflect partial charge-offs which may have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.

The following table presents the recorded investment in non-accrual loans as of June 30, 2011 and December 31, 2010.

	June 30	December 31
(In thousands)	2011	2010

Commercial and industrial	$2,286	$2,328
Construction and development	3,288	4,589
Real estate mortgage	9,899	7,194
Consumer	97	277
Total	$15,570	$14,388

Included in non-performing loans are loans accounted for as troubled debt restructuring totaling $250,000 at June 30, 2011 and $2,882,000 at December 31, 2010, which continue to accrue interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010.

			Greater				Recorded
			than				investment >
June 30, 2011	30-59 days	60-89 days	90 days	Total		Total	90 days and
(in thousands)	past due	past due	past due	past due	Current	loans	accruing

Commercial and industrial	$1,006	$92	$2,209	$3,307	$361,701	$365,008	$—
Real estate mortgage	4,815	5,650	14,228	24,693	953,167	977,860	1,663
Construction and development	699	2,318	700	3,717	154,695	158,412	—
Consumer	222	7	96	325	37,345	37,670	—
Total	$6,742	$8,067	$17,233	$32,042	$1,506,908	$1,538,950	$1,663

			Greater				Recorded
			than				investment >
December 31, 2010	30-59 days	60-89 days	90 days	Total		Total	90 days and
(in thousands)	past due	past due	past due	past due	Current	loans	accruing

Commercial and industrial	$1,681	$194	$547	$2,422	$341,534	$343,956	$27
Real estate mortgage	5,943	4,821	15,039	25,803	942,637	968,440	1,966
Construction and development	256	—	700	956	158,526	159,482	—
Consumer	69	4	146	219	36,328	36,547	51
Total	$7,949	$5,019	$16,432	$29,400	$1,479,025	$1,508,425	$2,044

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

As of June 30, 2011 and December 31, 2010, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

June 30, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$328,320	$899,500	$142,670	$37,632	$1,408,122
Special mention	18,756	34,296	6,258	14	59,324
Substandard	17,932	44,064	9,484	24	71,504
Doubtful	—	—	—	—	—
Total	$365,008	$977,860	$158,412	$37,670	$1,538,950

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$315,053	$891,762	$140,986	$36,172	$1,383,973
Special mention	20,440	30,402	6,222	67	57,131
Substandard	8,463	46,276	12,274	308	67,321
Doubtful	—	—	—	—	—
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

Credit risk profile based on payment activity

(in thousands)

June 30, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Performing	$362,799	$963,382	$157,712	$37,574	$1,521,467
Non-performing	2,209	14,478	700	96	17,483
Total	$365,008	$977,860	$158,412	$37,670	$1,538,950

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Performing	$343,409	$950,519	$158,782	$36,401	$1,489,111
Non-performing	547	17,921	700	146	19,314
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60,437,000 at June 30, 2011, via six separate advances.  For five advances totaling $60 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  The sixth advance totals $437,000, and principal and interest payments are due monthly based on a 15 year amortization schedule.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1,336,000 were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  The following is a summary of the contractual maturities and average effective rates as of June 30, 2011:

(In thousands)	Advance	Rate
2013	$20,000	1.55%
2014	20,000	2.43%
2015	20,000	3.34%
2024	437	2.40%

	$60,437	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $184.5 million as of June 30, 2011 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $17.8 million outstanding at

June 30, 2011.  Under Kentucky law, customer cash balances in investment management and trust accounts, may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts above the $250,000 per account protection provided by the FDIC to be backed by some form of collateral.  The standby letter of credit from the FHLB collateralizes these accounts beyond the FDIC protection as required by Kentucky law.

(6)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill from the acquisition of a bank in southern Indiana in the amount of $682,000.  This goodwill is assigned to the commercial banking segment of Bancorp.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value. The estimated fair values of MSRs at June 30, 2011 and December 31 2010 were $2,327,000 and $2,188,000, respectively. The total outstanding principal balances of loans serviced for others were $272,585,000 and $254,988,000 at June 30, 2011, and December 31, 2010 respectively. Changes in the net carrying amount of MSRs for the six months ended June 30, 2011 and 2010 are shown in the following table.

(in thousands)	2011	2010
Balance at beginning of period	$1,785	$1,616
Originations	224	257
Amortization	(346)	(236)
Balance at June 30	$1,663	$1,637

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers with no plan to add additional participants.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $31,000 for the three months ended June 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, the net periodic benefit costs totaled $62,000.

(8)                     Commitments and Contingent Liabilities

As of June 30, 2011, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $335,625,000 including standby letters of credit of $10,318,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2011. Commitments to extend credit were $350,314,000, including letters of credit of $9,598,000, as of December 31, 2010.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-

balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and development loans and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Bancorp has entered into agreements to guarantee the performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 20 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at June 30, 2011, Bancorp would have been required to make payments of approximately $2,811,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized),the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock would be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of June 30, 2011.

(10)              Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2011 and 2010, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
(In thousands, except per share data)	2011	2010	2011	2010
Net income, basic and diluted	$5,997	$5,556	$11,488	$10,537
Average shares outstanding	13,789	13,690	13,768	13,668
Effect of dilutive securities	90	100	89	84

Average shares outstanding including dilutive securities	13,879	13,790	13,857	13,752

Net income per share, basic	$0.43	$0.41	$0.83	$0.77
Net income per share, diluted	$0.43	$0.40	$0.83	$0.77

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

Selected financial information by business segment for the three and six month periods ended June 30, 2011 and 2010 follows:

	Three months		Six Months
	ended June 30		ended June 30
(In thousands)	2011	2010	2011	2010

Net interest income
Commercial banking	$17,581	$16,520	$34,863	$32,284
Investment management and trust	30	27	63	57
Total	$17,611	$16,547	$34,926	$32,341

Provision for loan losses:
Commercial banking	$2,600	$2,384	$5,400	$5,079
Investment management and trust	—	—	—	—
Total	$2,600	$2,384	$5,400	$5,079

Non-interest income:
Commercial banking	$4,491	$4,691	$8,959	$9,406
Investment management and trust	3,661	3,232	7,198	6,493
Total	$8,152	$7,923	$16,157	$15,899

Non-interest expense:
Commercial banking	$12,667	$12,456	$25,698	$24,396
Investment management and trust	2,058	1,925	3,854	3,743
Total	$14,725	$14,381	$29,552	$28,139

Tax expense
Commercial banking	$1,869	$1,682	$3,450	$3,503
Investment management and trust	572	467	1,193	982
Total	$2,441	$2,149	$4,643	$4,485

Net income:
Commercial banking	$4,936	$4,689	$9,274	$8,712
Investment management and trust	1,061	867	2,214	1,825
Total	$5,997	$5,556	$11,488	$10,537

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2011 and December 31, 2010 the gross amount of unrecognized tax benefits was $308,000 and $230,000, respectively.  At June 30, 2011, if recognized, $284,000 of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of June 30, 2011 and December 31, 2010, the amount accrued for the potential payment of interest and penalties was $20,000.

(13)             Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for the first six months of 2011 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At June 30, 2011, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. The interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. Bancorp controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At June 30, 2011 and December 31, 2010, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2011	2010	2011	2010
Notional amount	$5,070	$5,270	$5,070	$5,270
Weighted average maturity (years)	7.7	8.1	7.7	8.1
Fair value	$(319)	$(305)	$319	$305

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at June 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$23,000	$—	$23,000	$—
Government sponsored enterprise obligations	103,756	—	103,756	—
Mortgage-backed securities	61,702	—	61,702	—
Obligations of states and political subdivisions	68,552	—	68,552	—
Trust preferred securities of financial institutions	1,270	1,270	—	—

Total investment securities available for sale	258,280	1,270	257,010	—

Interest rate swap	319	—	319	—

Total Assets	$258,599	$1,270	$257,329	$—

Liabilities

Interest rate swap	$319	$—	$319	$—

	Fair value at December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
Government sponsored enterprise obligations	$114,539	$—	$114,539	$—
Mortgage-backed securities	60,748	—	60,748	—
Obligations of states and political subdivisions	68,789	—	68,789	—
Trust preferred securities of financial institutions	1,256	1,256	—	—

Total investment securities available for sale	245,332	1,256	244,076	—

Interest rate swap	305	—	305	—

Total Assets	$245,637	$1,256	$244,381	$—

Liabilities

Interest rate swap	$305	$—	$305	$—

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for June 30, 2011 or December 31, 2010.

Mortgage servicing rights (MSRs) are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At June 30, 2011 and December 31, 2010 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for June 30, 2011 or December 31, 2010.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At June 30, 2011 and December 31, 2010, the carrying value of other real estate owned was $7,187,000 and $5,445,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at June 30, 2011 and December 31, 2010.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of June 30, 2011, total impaired loans with a valuation allowance were $3.8 million, and the specific allowance totaled $1.3 million, resulting in a fair value of $2.5 million.  The losses represent the change in the specific allowances for the period indicated.  See Note 4 for more information on impaired loans and allowances.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

					Losses for 6 month
	Fair value at June 30, 2011				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2011
Impaired loans	$2,508	$—	$—	$2,508	$(469)

					Losses for 6 month
	Fair value at December 31, 2010				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2010
Impaired loans	$5,521	$—	$—	$5,521	$(755)

(15)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$44,198	$44,198	$41,655	$41,655
Mortgage loans held for sale	4,439	4,477	12,387	12,626
Securities	258,280	258,280	245,352	245,354
Federal Home Loan Bank stock and other securities	5,949	5,949	5,772	5,772
Loans, net	1,511,386	1,531,700	1,482,882	1,507,079
Accrued interest receivable	5,928	5,928	6,288	6,288
Interest rate swap	319	319	305	305

Financial liabilities
Deposits	$1,532,371	$1,549,766	$1,493,468	$1,512,882
Short-term borrowings	89,027	89,027	87,509	87,509
Long-term borrowings	101,337	100,499	101,342	100,815
Accrued interest payable	179	179	304	304
Interest rate swap	319	319	305	305

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(155)	—	(144)

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

Mortgage loans held for sale

The fair value of mortgage loans held for sale is determined by market quotes for each loan based on loan type, term, rate, size and the borrower’s credit score.

Loans, net

US GAAP prescribes the exit price concept for estimating fair value of loans.  Because there is not a liquid market (exit price) for trading the predominant types of loans in Bancorp’s portfolio, the fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (e.g. entrance price).

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

(16)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2011.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2011 and December 31, 2010.

June 30, 2011	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$234,249	14.12%	$132,719	8.00%	NA	NA
Bank	196,932	11.95%	131,837	8.00%	$164,797	10.00%

Tier I risk-based capital (1)
Consolidated	$203,426	12.26%	$66,371	4.00%	NA	NA
Bank	166,248	10.09%	65,906	4.00%	$98,859	6.00%

Leverage (2)
Consolidated	$203,426	10.55%	$57,846	3.00%	NA	NA
Bank	166,248	8.66%	57,592	3.00%	$95,986	5.00%

December 31, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$226,421	13.93%	$130,034	8.00%	NA	NA
Bank	183,562	11.37%	129,155	8.00%	$161,444	10.00%

Tier I risk-based capital (1)
Consolidated	$196,040	12.06%	$65,022	4.00%	NA	NA
Bank	153,311	9.49%	64,620	4.00%	$96,930	6.00%

Leverage (2)
Consolidated	$196,040	10.31%	$57,044	3.00%	NA	NA
Bank	153,311	8.12%	56,642	3.00%	$94,403	5.00%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

The variance between the consolidated and the Bank’s capital ratios is largely due to the Bancorp’s 2008 issuance of $30 million of trust preferred securities and a special dividend of $25 million from the Bank to Bancorp in December 2009 as part of a strategy to minimize state bank taxes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2011 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2011 compared to the year ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2011 through June 30

Bancorp completed the first six months of 2011 with net income of $11.49 million or 9% more than the comparable period of 2010.  The increase is primarily due to an improvement in net interest income, partially offset by increasing non-interest expenses. Diluted earnings per share for the first six months of 2011 were $0.83 compared to the first six months of 2010 at $0.77.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the market place.

Year-over-year total loans increased $62 million or 4%, and this was the driving force for growth in interest income.  Increased loan volume more than offset the effect of the declining interest rates on loans and investment securities over the past year.  Interest expense declined due to lower funding costs on deposits and borrowings.  Rates paid on liabilities decreased more than rates declined on assets, contributing to an increased net interest spread and margin compared to the first six months of 2010.

Distinguishing Bancorp from other similarly sized community banks is the magnitude of its investment management and trust revenue, making total non-interest income a continuing key contributor to earnings.  Income from investment management and trust services, which constitutes an average of 40% of non-interest income, increased 11% for the six month period primarily due to higher asset values. Investment management revenue is earned as a percentage of the market value of the assets under management and therefore is tied directly to the broader market’s overall performance.

Bancorp experienced increases in bankcard transaction income and brokerage income, partially offset by decreases in gains on service charges on deposit accounts and other non-interest income.  Non-interest income as a percentage of total revenues was 32% in the first half of 2011, compared to 33% in the first half of 2010.

Higher non-interest expense in 2011 was reflected in almost all categories resulting largely from costs of market expansion including personnel.

Also affecting 2011 results, Bancorp’s provision for loan losses was $5.4 million in the first six months compared to $5.1 million in the first half of 2010.  Management’s action to provide for loan losses in 2011 reflected ongoing concern that the current economic downturn and prospects for a slow recovery will continue to take a toll on the Company’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  The provision for the first half of 2011 results from a consistent allowance methodology that is driven by risk ratings. Bancorp’s allowance for loan losses was 1.79% of total loans at June 30, 2011, compared with 1.69% of total loans at December 31, 2010, and 1.55% at June 30, 2010.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.17% as of June 30, 2011, compared to 8.89% at December 31, 2010.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,997,000 for the three months ended June 30, 2011 increased $441,000, or 7.9%, from $5,556,000 for the comparable 2010 period.  Basic net income per share was $0.43 for the second quarter of 2011, compared to $0.41 for the second quarter of 2010, a 4.9% increase.  Net income per share on a diluted basis was $0.43 for the second quarter of 2011, compared to $0.40 for the second quarter of 2010, a 7.5% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.24% and 13.62%, respectively, for the second quarter of 2011, compared to 1.23% and 13.93%, respectively, for the same period in 2010.

Net income of $11,488,000 for the six months ended June 30, 2011 increased $951,000, or 9.0%, from $10,537,000 for the comparable 2010 period.  Basic net income per share was $0.83 for the first six months of 2011, compared to $0.77 for the same period of 2010, a 7.8% increase.  Net income per share on a diluted basis was also $0.83 for the first six months of 2011 compared to $0.77 for the same period of 2010.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.21% and 13.26%, respectively, for the first six months of 2011, compared to 1.18% and 13.35%, respectively, for the same period in 2010.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2011 and 2010 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$68,120	$49	0.29%	$32,260	$19	0.24%
Mortgage loans held for sale	2,759	34	4.94%	3,966	53	5.36%
Securities:
Taxable	157,203	1,203	3.07%	167,618	1,322	3.16%
Tax-exempt	50,894	498	3.92%	33,388	408	4.90%
FHLB stock and other securities	5,928	57	3.86%	5,772	54	3.75%
Loans, net of unearned income	1,529,039	20,119	5.28%	1,460,147	19,918	5.47%
Total earning assets	1,813,943	21,960	4.86%	1,703,151	21,774	5.13%
Less allowance for loan losses	27,860			22,592
	1,786,083			1,680,559
Non-earning assets:
Cash and due from banks	25,908			28,819
Premises and equipment	34,467			28,117
Accrued interest receivable and other assets	85,859			75,807
Total assets	$1,932,317			$1,813,302

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$285,901	$158	0.22%	$249,326	$117	0.19%
Savings deposits	71,165	31	0.17%	66,165	41	0.25%
Money market deposits	483,038	696	0.58%	430,963	805	0.75%
Time deposits	420,167	1,769	1.69%	469,642	2,431	2.08%
Securities sold under agreements to repurchase	58,044	64	0.44%	51,028	81	0.64%
Fed funds purchased and other short term borrowings	23,081	10	0.17%	18,498	8	0.17%
FHLB advances	60,438	364	2.42%	65,064	556	3.43%
Long-term debt	40,900	863	8.46%	40,900	862	8.45%

Total interest bearing liabilities	1,442,734	3,955	1.10%	1,391,586	4,901	1.41%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	267,239			225,769
Accrued interest payable and other liabilities	45,765			35,964
Total liabilities	1,755,738			1,653,319
Stockholders’ equity	176,579			159,983
Total liabilities and stockholders’ equity	$1,932,317			$1,813,302
Net interest income		$18,005			$16,873
Net interest spread			3.76%			3.72%
Net interest margin			3.98%			3.97%

	Six months ended June 30
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$65,422	$95	0.29%	$43,233	$44	0.21%
Mortgage loans held for sale	3,980	97	4.91%	4,388	119	5.47%
Securities:
Taxable	159,058	2,378	3.01%	167,065	2,671	3.22%
Tax-exempt	51,007	994	3.93%	29,881	763	5.15%
FHLB stock and other securities	5,850	114	3.93%	5,661	109	3.88%
Loans, net of unearned income	1,518,366	39,964	5.31%	1,449,203	39,302	5.47%
Total earning assets	1,803,683	43,642	4.88%	1,699,431	43,008	5.10%
Less allowance for loan losses	27,017			21,727
	1,776,666			1,677,704
Non-earning assets:
Cash and due from banks	25,843			27,354
Premises and equipment	33,629			28,028
Accrued interest receivable and other assets	85,514			71,910
Total assets	$1,921,652			$1,804,996

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$281,293	$308	0.22%	$243,616	$230	0.19%
Savings deposits	69,806	64	0.18%	64,159	83	0.26%
Money market deposits	481,024	1,414	0.59%	416,125	1,508	0.73%
Time deposits	420,884	3,539	1.70%	489,895	5,255	2.16%
Securities sold under agreements to repurchase	55,912	131	0.47%	53,225	168	0.64%
Fed funds purchased and other short term borrowings	24,662	23	0.19%	18,727	17	0.18%
FHLB advances	60,439	725	2.42%	62,770	1,081	3.47%
Long-term debt	40,900	1,724	8.50%	40,902	1,722	8.49%

Total interest bearing liabilities	1,434,920	7,928	1.11%	1,389,419	10,064	1.46%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	265,380			220,181
Accrued interest payable and other liabilities	46,589			36,274
Total liabilities	1,746,889			1,645,874
Stockholders’ equity	174,763			159,122
Total liabilities and stockholders’ equity	$1,921,652			$1,804,996
Net interest income		$35,714			$32,944
Net interest spread			3.77%			3.64%
Net interest margin			3.99%			3.91%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $394,000 and $326,000, respectively, for the three month periods ended June 30, 2011 and 2010 and $788,000 and $603,000, respectively, for the six month periods ended June 30, 2011 and 2010.

Fully taxable equivalent net interest income of $18.0 million for the three months ended June 30, 2011 increased $1.1 million, or 6.7%, from $16.9 million when compared to the same period last year. Net interest spread and net interest margin were 3.76% and 3.98%, respectively, for the second quarter of 2011 and 3.72% and 3.97%, respectively, for the second quarter of 2010.

Fully taxable equivalent net interest income of $35.7 million for the six months ended June 30, 2011 increased $2.8 million, or 8.4%, from $32.9 million when compared to the same period last year. Net interest spread and net interest margin were 3.77% and 3.99%, respectively, for the first six months of 2011 and 3.64% and 3.91%, respectively, for the first six months of 2010.

Approximately 40% of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $451 million, or 72% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $107 million or 17% of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $66 million of variable rate loans, or 11% of variable rate loans, have contractual floors below 4%.  Most of the Bank’s fixed rate loans are priced at inception in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average earning assets increased $104.3 million or 6.1%, to $1.804 billion for the first six months of 2011 compared to 2010, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $45.5 million, or 3.3%, to $1.435 billion for the first six months of 2011 compared to 2010 primarily due to increases in interest bearing demand and money market deposits, partially offset by decreases in certificates of deposits.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June 30, 2011 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 basis points in interest rates would have a positive impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(0.57)%
Increase 100bp	(1.83)
Decrease 100bp	1.31
Decrease 200bp	(2.70)

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 30% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in our simulation analysis above, negatively impacts the effect of rising rates.  Analysis of rates increasing 300 bp or higher indicates a positive effect on net interest income.

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

Provision for Loan Losses

The provision for loan losses was $5.4 million for the first six months of 2011 and $5.1 million for the same period in 2010.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to continue its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio. Accordingly, the Company expects the allowance for loan losses to remain at a high level compared with historic amounts, even though charge-offs may continue to be moderate, until there are clearer signs of a sustained economic recovery and, thus, a reduction in overall credit risk.  Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2011.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2011 and 2010 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2011	2010	2011	2010

Balance at the beginning of the period	$26,956	$21,811	$25,543	$20,000
Provision for loan losses	2,600	2,384	5,400	5,079
Loan charge-offs, net of recoveries	(1,992)	(1,262)	(3,379)	(2,146)
Balance at the end of the period	$27,564	$22,933	$27,564	$22,933
Average loans, net of unearned income	$1,529,039	$1,460,147	$1,518,366	$1,449,203
Provision for loan losses to average loans (1)	0.17%	0.16%	0.36%	0.35%
Net loan charge-offs to average loans (1)	0.13%	0.09%	0.22%	0.15%
Allowance for loan losses to average loans	1.80%	1.57%	1.82%	1.58%
Allowance for loan losses to period-end loans	1.79%	1.55%	1.79%	1.55%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Management charges loans down to net realizable value if liquidation is inevitable but may take time.  An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2011 and 2010 follows:

(in thousands)

	Three Months		Six Months
	Ended June 30		Ended June 30
Net loan charge-offs (recoveries)	2011	2010	2011	2010
Commercial and industrial	$102	$658	$796	$786
Construction and development	627	(1)	1,227	298
Real estate mortgage - commercial investment	620	195	620	448
Real estate mortgage - owner occupied commercial	124	95	124	235
Real estate mortgage - 1-4 family residential	282	115	306	244
Home equity	183	89	199	89
Consumer	54	111	107	46
Total net loan charge-offs	$1,992	$1,262	$3,379	$2,146

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2011 and 2010.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2011	2010	2011	2010

Non-interest income:
Investment management and trust services	$3,661	$3,232	$7,198	$6,493
Service charges on deposit accounts	2,034	2,187	3,958	4,185
Bankcard transaction revenue	960	863	1,837	1,614
Gains on sales of mortgage loans held for sale	441	445	823	830
Brokerage commissions and fees	530	503	1,043	959
Bank owned life insurance income	255	248	504	491
Other	271	445	794	1,327
Total non-interest income	$8,152	$7,923	$16,157	$15,899
Non-interest expenses:
Salaries and employee benefits	$8,648	$8,319	$17,048	$16,408
Net occupancy expense	1,357	1,296	2,587	2,572
Data processing expense	1,346	1,322	2,483	2,459
Furniture and equipment expense	337	321	692	635
FDIC insurance expense	339	531	960	1,002
Other	2,698	2,592	5,782	5,063
Total non-interest expenses	$14,725	$14,381	$29,552	$28,139

Total non-interest income increased $229,000, or 2.9%, for the second quarter of 2011 and increased $258,000, or 1.6% for the first six months of 2011, compared to the same periods in 2010.

Investment management and trust services income increased $429,000, or 13.3% in the second quarter of 2011 and $705,000, or 10.9% for the first six months of 2011, as compared to the same periods in 2010, primarily due to the effect of an increased market value of assets under management, growth in assets from net new accounts and a modest increase in executor fees.  Most fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Trust assets under management at June 30, 2011 were $1.81 billion, compared to $1.50 billion at June 30, 2010.

Service charges on deposit accounts decreased $153,000, or 7.0%, in the second quarter of 2011, and $227,000, or 5.4%, for the first six months of 2011, as compared to the same periods in 2010.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.  Recent legislation required that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  While it has been difficult to evaluate the impact of this change, management believes this requirement has resulted in some decline in service charge income in 2011.

Bankcard transaction revenue increased $97,000, or 11.2%, in the second quarter of 2011, and increased $223,000, or 13.8%, for the first six months of 2011, as compared to the same periods in 2010 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in 2011 compared favorably to 2010 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate will be set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates we will not be directly affected due to our size, this change could indirectly affect Bancorp. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation may negatively affect this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans were virtually unchanged in the quarter and six month periods ended June 30, 2011 compared to the same periods in 2010.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates remained at attractive levels through the second quarter of 2011; however, being equal to or just slightly lower than rates from 2010, they did not generate the same refinance activity mainly due to market saturation.

Brokerage commissions and fees increased $27,000, or 5.4%, in the second quarter of 2011, and increased $84,000 or 8.8% for the first six months of 2011, as compared to the same period in 2010.  These increases corresponded to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $255,000 and $248,000 for the second quarter of 2011 and 2010, respectively, and totaled $504,000 and $491,000 for the first six months of 2011 and 2010, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related increase in cash surrender value and any proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income decreased $174,000, or 39.1%, in the second quarter of 2011 as compared to the same period in 2010, primarily due to a decrease of $158,000 in income from the domestic private investment fund and a variety of other factors, none of which were individually significant. Other non-interest income decreased $533,000, or 40.2%, in the first six months of 2011 as compared to the same period in 2010, primarily due to a decrease of $471,000 in income from the domestic private investment fund and a variety of other factors, none of which were individually significant.  Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities, and is recorded using the equity method of accounting.

Total non-interest expenses increased $344,000, or 2.4%, for the second quarter of 2011 as compared to the same period in 2010 and $1,413,000, or 5.0%, for the first six months of 2011 as compared to the same period in 2010.  Bancorp’s second quarter efficiency ratio was 56.29% compared with 57.66% in the first quarter and 58.00% in the second quarter last year.

Salaries and employee benefits increased $329,000, or 4.0%, for the second quarter of 2011, and $640,000, or 3.9% for the first six months of 2011, as compared to the same periods of 2010, due to increases in salaries and pension expense.  Increased staffing levels, mainly related to the expansion in Cincinnati, included senior staff with higher per capita salaries and contributed to the overall increase.  At June 30, 2011, the Bank had 466 full time equivalent (FTE) employees compared to 474 at June 30, 2010.  However, Bancorp has several open positions, and expects the number of FTE employees to increase in the near future.

Net occupancy expense increased $61,000, or 4.7%, in the second quarter of 2011, and $15,000, or 0.6% in the first six months of 2011, as compared to the same periods of 2010. Data processing expense increased $24,000, or 1.8% in the second quarter of 2011, and $24,000, or 1.0% for the first six months of 2011, compared to the same periods of 2010. Furniture and equipment expense increased $16,000 or 5.0% for the second quarter of 2011, and $57,000, or 9.0% for the first six months of 2011, as compared to the same periods in 2010. These fluctuations relate to a variety of factors, none of which were individually significant.

FDIC insurance expense declined $192,000, or 36.2%, for the second quarter of 2011, and $42,000 or 4.2% for the first six months of 2011, as compared to the same periods in 2010.  The decreases are due to a change in the base on which the assessment is calculated combined with lower assessment rates in 2011.

Other non-interest expenses increased $106,000 or 4.1% in the second quarter of 2011, and $719,000 or 14.2% in the first six months of 2011, as compared to the same periods in 2010.  The increase for the six months period was due largely to $400,000 write-down on a previously foreclosed property, and $312,000 write-down of fixed assets related to a building renovation.  This category also includes legal and professional fees, MSR amortization, advertising, printing, mail and telecommunications, none of which had variances which were individually significant.

Income Taxes

In the second quarter of 2011, Bancorp recorded income tax expense of $2,441,000, compared to $2,149,000 for the same period in 2010.  The effective rate for the three month period was 28.9% in 2011 and 27.9% in 2010.  Bancorp recorded income tax expense of $4,643,000 for the first six months of 2011, compared to $4,485,000 for the same period in 2010.  The effective rate for the six month period was 28.8% in 2011 and 29.9% in 2010.   The decrease in the 2011 effective tax rate was primarily due to an increased proportion of tax-exempt interest to pre-tax net income and an increasing amount of tax credits.

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

b)             Financial Condition

Balance Sheet

Total assets increased $40.4 million, or 2.1%, from $1.903 billion on December 31, 2010 to $1.943 billion on June 30, 2011.  The most significant contributor of the increase in assets was loans, which increased $30.5 million in the first six months while investment securities increased $12.9 million.  Federal funds sold decreased $4.0 million as a result of purchasing short-term securities, and mortgage loans held for sale decreased $7.9 million from the end of 2010 as origination volume declined.

Total liabilities increased $31.5 million, or 1.8%, from $1.733 billion on December 31, 2010 to $1.765 billion on June 30, 2011.  The most significant component of the increase was in deposits of $38.9 million or 2.6% in support of loan growth. Securities sold under agreement to repurchase increased $4.8 million or 8.0%, while federal funds purchased decreased $2.5 million or 9.9%.   Other liabilities decreased $8.8 million or 17.4%.  In December 2010, Bancorp purchased $4.9 million of securities for which payment was due in January 2011, resulting in a payable recorded in other liabilities.  Secured borrowings decreased $4.4 million as noted in the “Elements of the Loan Portfolio” section below.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(In thousands)

Loans by Type	June 30, 2011	December 31, 2010
Commercial and industrial	$365,008	$343,956
Construction and development	158,412	159,482
Real estate mortgage:
Commercial investment	382,753	362,904
Owner occupied commercial	313,531	316,291
1-4 family residential	159,320	157,983
Home equity - first lien	38,376	39,449
Home equity - junior lien	83,880	91,813
Subtotal: Real estate mortgage	977,860	968,440
Consumer	37,670	36,547

Total loans	$1,538,950	$1,508,425

Bancorp enters into loan participation agreements with downstream correspondent banks in the ordinary course of business to diversify credit risk. For certain participation loans, as the lead lender, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2011 and December 31, 2010, the total loans of this nature were $30.4 million and $34.8 million, respectively. A corresponding decrease of $4.4 million is reflected in other liabilities.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Non-accrual loans	$15,570	$14,388
Troubled debt restructuring	250	2,882
Loans past due 90 days or more and still accruing	1,663	2,044

Non-performing loans	17,483	19,314

Foreclosed real estate	7,187	5,445

Non-performing assets	$24,670	$24,759

Non-performing loans as a percentage of total loans	1.14%	1.28%
Non-performing assets as a percentage of total assets	1.27%	1.30%
Allowance for loan losses as a percentage of non-performing loans	158%	132%

Non-performing loans, which include non-accrual loans of $15.6 million, loans past due over 90 days and still accruing of $1.7 million, and loans accounted for as troubled debt restructuring of $250 thousand, totaled $17.5 million at June 30, 2011.  Non-performing loans were $19.3 million at December 31, 2010 including $14.4 million of non-accrual loans, $2.0 million of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring (TDR) of $2.9 million. The decrease in non-performing loans reflected charge-offs and migration from loans to foreclosed assets.  Management expects some migration of loans from non-accrual status to TDR in the coming months. All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection.  Non-performing loans represent 1.14% of total loans at June 30, 2011 compared to 1.28% at December 31, 2010.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	June 30, 2011	December 31, 2010
Commercial and industrial	$2,286	$2,328
Construction and development	3,288	4,589
Real estate mortgage - commercial investment	3,935	3,214
Real estate mortgage - owner occupied commercial	2,165	1,426
Real estate mortgage - 1-4 family residential	3,293	1,984
Home equity	506	570
Consumer	97	277
Total loans	$15,570	$14,388

The increase in non-accrual loans reflects the effect of continuing economic pressures on our customers. However, thus far, the increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.  Bancorp has six borrowers, all in our primary market, who account for $9.0 million or 58% of total non-accrual loans.  Each of these loans is secured by real estate, and management estimates minimal loss exposure after consideration of collateral.

Effects of Declines in Real Estate Collateral Values

Bancorp’s principal market, Louisville, has had home values decline less than most markets nationwide according to the Federal Housing Finance Agency.  However, further declines in collateral values, including commercial properties, may impact Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  Bancorp typically requires appraisals on real estate at application and assesses the transaction and market conditions to determine if updates are needed at renewal.  Additionally, Bancorp evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

c)              Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management has maintained a significantly higher liquidity position in 2010 and 2011, which management considers prudent given the current operating environment.  When economic conditions improve and rates rise, Management expects higher utilization of lines of credit and potential cash outflow as customers seek alternatives to high cash balances.  This would result in greater demand for liquidity. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities and federal funds sold. Federal funds sold totaled $20.0 million at June 30, 2011. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $258.3 million at March 31, 2011, and included an unrealized net gain of $7.7 million. The portfolio includes maturities of approximately $67.3 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits and securities sold under agreements to repurchase. At June 30, 2011, total investment securities pledged for these purposes comprised 35% of the available for sale investment portfolio, leaving $167.5 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2011, such deposits totaled $1.108 billion and represented 72% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As of June 30, 2011, Bancorp had only $5.3 million or 0.3% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2011, the Bank’s additional borrowing capacity with the FHLB was approximately $184.5 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $111.6 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund the first and second quarter cash dividends or the quarterly interest payments on its trust preferred securities.  At June 30, 2011, the Bank may pay up to $29.5 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At June 30, 2011, stockholders’ equity totaled $178.8 million, an increase of $9.0 million since December 31, 2010.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the change in equity since the end of 2010. Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $4.7 million at June 30, 2011 and $3.1 million at December 31, 2010.  The change since year end is a reflection of maturities within the portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%.  At least until the general economy demonstrates sustained growth, the Company intends to remain cautious with its capital management strategies.  The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Total risk-based capital (1)
Consolidated	14.12%	13.93%
Bank	11.95%	11.37%

Tier I risk-based capital (1)
Consolidated	12.26%	12.06%
Bank	10.09%	9.49%

Leverage (2)
Consolidated	10.55%	10.31%
Bank	8.66%	8.12%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

Importantly, the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement.

The variance between the consolidated and the Bank’s capital ratios is largely due to the Bancorp’s 2008 issuance of $30 million of trust preferred securities and a special dividend of $25 million from the Bank to Bancorp in December 2009 as part of a strategy to minimize state bank taxes.

The ratio of tangible common equity to total tangible assets, both non-GAAP measures, stood at 9.17% as of June 30, 2011, versus 8.89% at December 31, 2010.  Bancorp provides this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See Non-GAAP Financial Measures section below for a reconciliation of the calculation of this measure to amounts reported under US GAAP.

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

(in thousands, except per share data)	June 30, 2011	December 31, 2010
Total equity (a)	$178,825	$169,861
Less goodwill	(682)	(682)
Tangible common equity (c)	$178,143	$169,179

Total assets (b)	$1,943,384	1,902,945
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,942,702	$1,902,263

Total shareholders’ equity to total assets (a/b)	9.20%	8.93%
Tangible common equity ratio (c/d)	9.17%	8.89%

Number of outstanding shares (e)	13,799	13,737

Book value per share (a/e)	$12.96	$12.37
Tangible common equity per share (c/e)	12.91	12.32

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2011 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2011.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	—
May 1 - May 31	4,177	23.94	—	—
June 1 - June 30	13,168	23.21	—	—
Total	17,345	$23.39	—	—

(1)               Second quarter 2011 activity represents shares surrendered by officers, the fair value of which equaled the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)               The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, subsequently expanded the plan to allow for the repurchase of additional shares.  The stock repurchase program expired in November 2008 and has not been renewed.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350
101

The following financial statements from the S.Y. Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in eXtensible Business Reporting Language (XBRL):

(1) Consolidated Balance Sheets
(2) Consolidated Statements of Income
(3) Consolidated Statements of Cash Flows
(4) Consolidated Statement of Changes in Stockholders’ Equity
(5) Consolidated Statements of Comprehensive Income
(6) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 5, 2011	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: August 5, 2011	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer