Form 10-Q
period 2011-09-30
S Y BANCORP INC
filed 2011-11-04
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 31, 2011, was 13,801,958.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Consolidated Balance Sheets September 30, 2011 (Unaudited) and December 31, 2010

–	Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (Unaudited)

–	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)

–	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 (Unaudited)

–	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (Unaudited)

–	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$30,196	$17,702
Federal funds sold	25,137	23,953
Mortgage loans held for sale	11,012	12,387
Securities available for sale (amortized cost of $277,739 in 2011 and $240,097 in 2010)	286,985	245,332
Securities held to maturity (fair value of $22 in 2010)	—	20
Federal Home Loan Bank stock	4,948	4,771
Other securities	1,001	1,001
Loans	1,539,055	1,508,425
Less allowance for loan losses	29,066	25,543
Net loans	1,509,989	1,482,882
Premises and equipment, net	35,378	31,665
Bank owned life insurance	26,885	26,124
Accrued interest receivable	5,727	6,288
Other assets	50,696	50,820
Total assets	$1,987,954	$1,902,945
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$285,265	$247,465
Interest bearing	1,291,295	1,246,003
Total deposits	1,576,560	1,493,468
Securities sold under agreements to repurchase	69,818	60,075
Federal funds purchased	13,412	25,436
Other short-term borrowings	1,265	1,998
Accrued interest payable	155	304
Other liabilities	41,857	50,461
Federal Home Loan Bank advances	60,434	60,442
Subordinated debentures	40,900	40,900
Total liabilities	1,804,401	1,733,084
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,800,681 and 13,736,942 shares in 2011 and 2010, respectively	6,891	6,679
Additional paid-in capital	14,121	12,206
Retained earnings	156,794	147,837
Accumulated other comprehensive income	5,747	3,139
Total stockholders’ equity	183,553	169,861
Total liabilities and stockholders’ equity	$1,987,954	$1,902,945

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans	$19,868	$20,285	$59,343	$59,214
Federal funds sold	72	41	167	85
Mortgage loans held for sale	46	97	143	216
Securities – taxable	1,319	1,271	3,811	4,051
Securities – tax-exempt	311	324	1,006	857
Total interest income	21,616	22,018	64,470	64,423
Interest expense:
Deposits	2,520	3,210	7,845	10,286
Fed funds purchased	8	14	31	31
Securities sold under agreements to repurchase	68	89	199	257
Federal Home Loan Bank advances	368	622	1,093	1,703
Subordinated debentures	862	869	2,586	2,591
Total interest expense	3,826	4,804	11,754	14,868
Net interest income	17,790	17,214	52,716	49,555
Provision for loan losses	4,100	2,695	9,500	7,774
Net interest income after provision for loan losses	13,690	14,519	43,216	41,781
Non-interest income:
Investment management and trust services	3,347	3,045	10,545	9,538
Service charges on deposit accounts	2,167	2,250	6,125	6,435
Bankcard transaction revenue	945	837	2,782	2,451
Gains on sales of mortgage loans held for sale	574	601	1,397	1,431
Gains on sales of securities available for sale	—	159	—	159
Brokerage commissions and fees	570	525	1,613	1,484
Bank owned life insurance income	257	251	761	742
Other	(2)	594	792	1,921
Total non-interest income	7,858	8,262	24,015	24,161
Non-interest expenses:
Salaries and employee benefits	7,528	8,197	24,576	24,605
Net occupancy expense	1,314	1,136	3,901	3,708
Data processing expense	1,283	1,119	3,766	3,578
Furniture and equipment expense	306	316	998	951
FDIC insurance expense	339	498	1,299	1,500
Other	2,532	2,643	8,314	7,706
Total non-interest expenses	13,302	13,909	42,854	42,048
Income before income taxes	8,246	8,872	24,377	23,894
Income tax expense	2,472	2,507	7,115	6,992
Net income	5,774	6,365	17,262	16,902
Net income per share:
Basic	$0.42	$0.46	$1.25	$1.24
Diluted	$0.42	$0.46	$1.25	$1.23
Average common shares:
Basic	13,799	13,701	13,778	13,679
Diluted	13,838	13,807	13,844	13,770

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

(In thousands)

	2011	2010
Operating activities:
Net income	$17,262	$16,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,500	7,774
Depreciation, amortization and accretion, net	2,943	2,383
Deferred income tax benefit	(1,181)	(1,975)
Gain on sale of securities available for sale	—	(159)
Gain on sales of mortgage loans held for sale	(1,397)	(1,431)
Origination of mortgage loans held for sale	(76,270)	(109,844)
Proceeds from sale of mortgage loans held for sale	79,042	114,606
Bank owned life insurance income	(761)	(742)
Decrease (increase) in value of private investment fund	703	(347)
Loss on the disposal of equipment	382	2
Loss on the sale of other real estate	37	24
Stock compensation expense	869	704
Excess tax benefits from share-based compensation arrangements	(87)	(89)
Decrease (increase) in accrued interest receivable and other assets	3,337	(7,135)
Decrease in accrued interest payable and other liabilities	(8,666)	(1,609)
Net cash provided by operating activities	25,713	19,064
Investing activities:
Purchases of securities available for sale	(249,429)	(190,473)
Proceeds from sale of securities available for sale	—	27,064
Proceeds from maturities of securities available for sale	211,106	137,623
Proceeds from maturities of securities held to maturity	20	11
Net increase in loans	(46,435)	(61,750)
Purchases of premises and equipment	(6,280)	(4,640)
Proceeds from disposal of premises and equipment	7	3
Proceeds from sale of foreclosed assets	5,953	1,111
Net cash used in investing activities	(85,058)	(91,051)
Financing activities:
Net increase in deposits	83,092	44,595
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(2,281)	13,343
Net decrease in other short-term borrowings	(733)	(577)
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayments of Federal Home Loan Bank advances	(8)	(8)
Repayments of subordinated debentures	—	(30)
Issuance of common stock for options and dividend reinvestment plan	474	518
Excess tax benefits from share-based compensation arrangements	87	89
Common stock repurchases	(167)	(81)
Cash dividends paid	(7,441)	(6,964)
Net cash provided by financing activities	73,023	70,885
Net increase (decrease) in cash and cash equivalents	13,678	(1,102)
Cash and cash equivalents at beginning of period	41,655	32,424
Cash and cash equivalents at end of period	$55,333	$31,322
Supplemental cash flow information:
Income tax payments	$2,599	$6,355
Cash paid for interest	11,903	14,878
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$9,828	$4,579

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2011 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861
Net income	—	—	—	17,262	—	17,262

Change in accumulated other comprehensive income, net of tax	—	—	—	—	2,608	2,608

Stock compensation expense	—	—	869	—	—	869

Stock issued for stock options exercised and dividend reinvestment plan	52	172	794	—	—	966

Stock issued for non-vested restricted stock	42	140	866	(1,006)	—	—

Cash dividends, $0.54 per share	—	—	—	(7,441)	—	(7,441)

Shares repurchased or cancelled	(30)	(100)	(614)	142	—	(572)

Balance September 30, 2011	13,801	$6,891	$14,121	$156,794	$5,747	$183,553

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$5,774	$6,365	$17,262	$16,902
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $555, $682, $1,404 and $1,590, respectively)	1,031	1,266	2,608	2,953
Reclassification adjustment for securities gains realized in income (net of tax of $0, ($56), $0, and ($56), respectively)	—	(103)	—	(103)
Other comprehensive income	1,031	1,163	2,608	2,850
Comprehensive income	$6,805	$7,528	$19,870	$19,752

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

Interim results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results for the entire year.

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

Additionally, management has identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of periodic IRS and state agency examinations, could impact Bancorp’s financial position and its results from operations.

Recently Adopted Accounting Pronouncement

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a Troubled Debt Restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. For the purposes of those two tests, the final ASU provides clarifications regarding the debtor’s access to funds at current market rates, assessing the debtor’s financial difficulties, and payment delays.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not result in additional loans being identified as TDR.

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

September 30, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$75,001	$—	$1	$75,000
Government sponsored enterprise obligations	51,379	3,046	—	54,425
Mortgage-backed securities	85,568	3,794	—	89,362
Obligations of states and political subdivisions	64,541	2,420	14	66,947
Trust preferred securities of other financial institutions	1,250	1	—	1,251

Total securities available for sale	$277,739	$9,261	$15	$286,985

December 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$111,802	$2,737	$—	$114,539
Mortgage-backed securities	58,616	2,348	216	60,748
Obligations of states and political subdivisions	68,429	777	417	68,789
Trust preferred securities of other financial institutions	1,250	6	—	1,256

Total securities available for sale	$240,097	$5,868	$633	$245,332

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of the bonds are generally school districts or essential-service public works projects.  The bonds are concentrated in Kentucky, with a small percentage of the portfolio in Indiana and Ohio.  Each of these securities has a rating of A or better by a recognized bond rating agency.

At December 31, 2010, Bancorp had mortgage-backed securities classified as held to maturity.  These securities, with an amortized cost of $20,000, had a fair value of $22,000.  There are no securities held to maturity as of September 30, 2011.

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

A summary of the available for sale investment securities by maturity groupings as of September 30, 2011 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	85,546	85,654
Due after 1 but within 5 years	68,819	71,426
Due after 5 but within 10 years	32,461	34,964
Due after 10 years	5,345	5,579
Mortgage-backed securities	85,568	89,362
Total securities available for sale	$277,739	$286,985

Securities with unrealized losses not recognized in income at September 30, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2011
U.S. Treasury and other U.S. government obligations.	$75,000	$1	$—	$—	$75,000	1
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	315	1	1,028	13	1,343	14
Total temporarily impaired securities	$75,315	$2	$1,028	$13	$76,343	$15

December 31, 2010
Mortgage-backed securities	$9,620	$216	$—	$—	$9,620	$216
Obligations of states and political subdivisions	31,444	417	—	—	31,444	417

Total temporarily impaired securities	$41,064	$633	$—	$—	$41,064	$633

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 3 and 49 separate investment positions as of September 30, 2011 and December 31, 2010, respectively, that are not considered other-than-temporarily impaired.  Based on this information, Bancorp has not recorded other-than-temporary losses on any securities held at September 30, 2011.

Management evaluates the impairment of securities on an ongoing basis, considering various factors including issuer financial condition, agency rating, payment prospects, impairment duration and general industry condition.  As of September 30, 2011, Bancorp had one security which had been impaired for 12 months or longer, and one trust preferred security with a credit rating below investment grade — Caa1 by Moody’s Investor Service.  This security had an amortized cost and carrying value of $1,000,000.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Under Kentucky law, customer cash balances in investment management and trust accounts may be retained as deposits in the Bank.  Kentucky law requires these deposit accounts above the $250,000 per account protection provided by the FDIC to be backed by some form of collateral.  At September 30, 2011 Bancorp pledged securities totaling $24.8 million to collateralize these accounts beyond the FDIC protection.

(3)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period. Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan. As of September 30, 2011, there were 692,929 shares available for future awards. Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Restricted shares generally vest over three to five years.   All awards under both plans have been granted at an exercise price equal to the market value of common stock at the time of grant; options and SARs expire ten years after the grant date unless forfeited due to employment termination.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation expense before income taxes	$305,000	$249,000	$869,000	$704,000
Deferred tax benefit	107,000	87,000	304,000	246,000
Reduction of net income	$198,000	$162,000	$565,000	$458,000

Bancorp expects to record an additional $321,000 of stock-based compensation expense in 2011 for equity grants outstanding as of September 30, 2011.  As of September 30, 2011, Bancorp has $3,070,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $462,000 and $507,000 from the exercise of options during the first nine months of 2011 and 2010, respectively.

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

All outstanding options and SARs have a 10-year contractual term from the date of grant.  The expected life of options is based on actual experience of past like-term awards.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life of options and SARs.

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2011 follows.  The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value (1)	Value	Life

At December 31, 2010
Vested and exercisable	710	$16.00-26.83	$22.03	$2,007	$4.91	4.15
Unvested	273	21.03-26.83	22.85	552	5.36	7.72
Total outstanding	983	16.00-26.83	22.26	2,559	5.03	5.14

Granted	67	23.76-24.87	23.78	—	5.04
Exercised	(52)	16.00-23.37	16.90	343	3.47
Forfeited	(28)	18.05-26.83	21.79	1	4.85

At September 30, 2011
Vested and exercisable	737	16.00-26.83	22.62	100	5.09	3.79
Unvested	233	21.03-26.83	22.80	—	5.22	7.97
Total outstanding	970	16.00-26.83	22.66	$100	5.12	4.79

Vested during year	95	21.03-26.83	23.58	$—	5.48

(1)  Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2011, Bancorp granted 66,579 SARs at the weighted average current market price of $23.78 and a Black-Scholes fair value of $5.04.  There were no SARs granted in the second or third quarters.  In the first two quarters of 2011, Bancorp granted 41,991 shares of restricted common stock at the weighted average current market price of $23.96.  There were no restricted stock grants in the third quarter of 2011.  Also in the second quarter of 2011, Bancorp awarded RSUs with a fair value of $21.99 to executive officers of the Bank, the three-year performance period for which began January 1, 2011.  Bancorp believes the most likely vesting of these RSUs will be 20,228 shares of common stock.

(4)                     Loans

The composition of loans by primary loan classification follows:

(In thousands)	September 30, 2011	December 31, 2010
Commercial and industrial	$381,644	$343,956
Real estate mortgage:
Commercial investment	362,498	362,904
Owner occupied commercial	328,893	316,291
1-4 family residential	158,594	157,983
Home equity - first lien	38,766	39,449
Home equity - junior lien	81,143	91,813
Subtotal: Real estate mortgage	969,894	968,440
Construction and development	152,891	159,482
Consumer	34,626	36,547

Total loans	$1,539,055	$1,508,425

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 follows:

(in thousands)	2011	2010
Beginning balance January 1,	$25,543	$20,000
Provision for loan losses	9,500	7,774
Loans charged off	(6,463)	(3,992)
Recoveries	486	651
Ending balance September 30,	$29,066	$24,433

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

	Type of Loan
September 30, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Unallocated	Total

Loans
Balance	$381,644	$152,891	$969,894	$34,626		$1,539,055

Balance: individually evaluated for impairment	$7,122	$5,479	$13,907	$96		$26,604

Balance: collectively evaluated for impairment	$374,522	$147,412	$955,987	$34,530		$1,512,451

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Allowance for loan losses
Beginning balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	6,299	2,830	2,518	110	(2,257)	9,500
Charge-offs	(1,002)	(1,225)	(3,731)	(505)	—	(6,463)
Recoveries	52	—	118	316	—	486
Ending balance September 30, 2011	$8,145	$3,885	$11,177	$544	$5,315	$29,066

Balance: individually evaluated for impairment	$1,550	$—	$2,171	$—		$3,721

Balance: collectively evaluated for impairment	$6,595	$3,885	$9,006	$544	$5,315	$25,345

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Type of Loan
December 31, 2010	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Unallocated	Total

Loans
Balance	$343,956	$159,482	$968,440	$36,547		$1,508,425

Balance: individually evaluated for impairment	$520	$700	$15,955	$95		$17,270

Balance: collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452		$1,491,155

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Allowance for loan losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	$20,000
Provision	8	2,947	8,046	(173)	641	11,469
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Ending balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543

Balance: individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: collectively evaluated for impairment	$2,706	$2,280	$10,548	$623	$7,572	$23,729

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Information regarding impaired loans follows (in thousands):

	September 30, 2011	December 31, 2010
Principal balance of impaired loans	$26,604	$17,270
Impaired loans with a valuation allowance	15,248	7,335
Amount of valuation allowance	3,721	1,814
Impaired loans with no valuation allowance	11,356	9,935
Average balance of impaired loans for the period	18,330	13,212

Management uses the following classes of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Real estate mortgage

•                  Construction and development

•                  Consumer

The following table presents loans individually evaluated for impairment as of September 30, 2011 and December 31, 2010.

		Unpaid
September 30, 2011	Recorded	principal	Related
(in thousands)	investment	balance	allowance

Loans with no related allowance recorded
Commercial and industrial	$2,770	$2,770
Real estate mortgage	3,011	3,237
Construction and development	5,479	5,479
Consumer	96	96
Subtotal	11,356	11,582

Loans with an allowance recorded
Commercial and industrial	$4,352	$4,352	$1,550
Real estate mortgage	10,896	12,896	2,171
Construction and development	—	—	—
Consumer	—	—	—
Subtotal	15,248	17,248	3,721

Total
Commercial and industrial	$7,122	$7,122	$1,550
Real estate mortgage	$13,907	$16,133	$2,171
Construction and development	$5,479	$5,479	$—
Consumer	$96	$96	$—
Total	$26,604	$28,830	$3,721

		Unpaid
December 31, 2010	Recorded	principal	Related
(in thousands)	investment	balance	allowance

Loans with no related allowance recorded
Commercial and industrial	$420	$1,982
Real estate mortgage	8,720	9,455
Construction and development	700	700
Consumer	95	140
Subtotal	9,935	12,277

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90
Real estate mortgage	7,235	7,235	1,724
Construction and development	—	—	—
Consumer	—	—	—
Subtotal	7,335	7,527	1,814

Total
Commercial and industrial	$520	$2,274	$90
Real estate mortgage	$15,955	$16,690	$1,724
Construction and development	$700	$700	$—
Consumer	$95	$140	$—
Total	$17,270	$19,804	$1,814

Recorded investment reflects partial charge-offs which may have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.

The following table presents the recorded investment in non-accrual loans as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(In thousands)	2011	2010

Commercial and industrial	$3,191	$2,328
Construction and development	5,479	4,589
Real estate mortgage	13,907	7,194
Consumer	96	277

Total	$22,673	$14,388

Included in non-performing loans are loans accounted for as troubled debt restructurings (TDR) which continue to accrue interest. The following table presents the recorded investment in loans accounted for as TDR as of September 30, 2011 and December 31, 2010.

		Pre-modification	Post-modification
September 30, 2011	Number of	outstanding recorded	outstanding recorded
(Dollars in thousands)	contracts	investment	investment

Commercial & industrial	3	$1,583	$1,583
Real estate mortgage	3	2,348	2,348
Total	6	$3,931	$3,931

		Pre-modification	Post-modification
December 31, 2010	Number of	outstanding recorded	outstanding recorded
(Dollars in thousands)	contracts	investment	investment

Real estate mortgage	2	$2,882	$2,882
Total	2	$2,882	$2,882

Bancorp has not had loans accounted for as TDR that have subsequently defaulted.  At September 30, 2011, loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  There has been no forgiveness of principal for loans accounted for as TDR.  Loans accounted for as TDR are individually evaluated for impairment and, at September 30, 2011, had a total related allowance allocation of $1,649,000, compared to $652,000 at December 31, 2010.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010.

			Greater				Recorded
			than				investment >
September 30, 2011	30-59 days	60-89 days	90 days	Total		Total	90 days and
(in thousands)	past due	past due	past due	past due	Current	loans	accruing

Commercial and industrial	$972	$—	$3,191	$4,163	$377,481	$381,644	$—
Real estate mortgage	6,962	1,262	15,197	23,421	946,473	969,894	1,290
Construction and development	1,893	—	5,479	7,372	145,519	152,891	—
Consumer	93	10	96	199	34,427	34,626	—

Total	$9,920	$1,272	$23,963	$35,155	$1,503,900	$1,539,055	$1,290

			Greater				Recorded
			than				investment >
December 31, 2010	30-59 days	60-89 days	90 days	Total		Total	90 days and
(in thousands)	past due	past due	past due	past due	Current	loans	accruing

Commercial and industrial	$1,681	$194	$547	$2,422	$341,534	$343,956	$27
Real estate mortgage	5,943	4,821	15,039	25,803	942,637	968,440	1,966
Construction and development	256	—	700	956	158,526	159,482	—
Consumer	69	4	146	219	36,328	36,547	51

Total	$7,949	$5,019	$16,432	$29,400	$1,479,025	$1,508,425	$2,044

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

As of September 30, 2011 and December 31, 2010, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

September 30, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$344,428	$896,449	$136,196	$34,590	$1,411,663
Special mention	15,680	29,127	6,126	12	50,945
Substandard	21,536	44,318	10,569	24	76,447
Doubtful	—	—	—	—	—
Total	$381,644	$969,894	$152,891	$34,626	$1,539,055

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$315,053	$891,762	$140,986	$36,172	$1,383,973
Special mention	20,440	30,402	6,222	67	57,131
Substandard	8,463	46,276	12,274	308	67,321
Doubtful	—	—	—	—	—
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

Credit risk profile based on payment activity

(in thousands)

September 30, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total

Performing	$374,522	$954,697	$147,412	$34,530	$1,511,161
Non-performing	7,122	15,197	5,479	96	27,894
Total	$381,644	$969,894	$152,891	$34,626	$1,539,055

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total

Performing	$343,409	$950,519	$158,782	$36,401	$1,489,111
Non-performing	547	17,921	700	146	19,314
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

(5)                    Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60,434,000 at September 30, 2011, via six separate advances.  For five advances totaling $60 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  The sixth advance totals $434,000, and principal and interest payments are due monthly based on a 15 year amortization schedule.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1,336,000 were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  The following is a summary of the contractual maturities and average effective rates as of September 30, 2011:

(In thousands)	Advance	Rate
2013	$20,000	1.55%
2014	20,000	2.43%
2015	20,000	3.34%
2024	434	2.40%

	$60,434	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock.

The Bank’s agreement with the Federal Home Loan Bank of Cincinnati (FHLB) enables the Bank to borrow up to an additional $113.1 million as of September 30, 2011 under terms to be established at the time of the advance. The Bank also has a standby letter of credit from the FHLB for $2.8 million outstanding at September 30, 2011.

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

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at September 30, 2011 and December 31, 2010 were $2,105,000 and $2,188,000, respectively.  The total outstanding principal balances of loans serviced for others were $274,224,000 and $254,988,000 at September 30, 2011, and December 31, 2010 respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2011 and 2010 are shown in the following table.

(in thousands)	2011	2010
Balance at beginning of period	$1,785	$1,616
Originations	337	257
Amortization	(528)	(236)
Balance at September 30	$1,594	$1,637

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for certain key officers with no plan to add additional participants.  Benefits vest based on years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $31,000 for the three months ended September 30, 2011 and 2010.  For each of the nine month periods ended September 30, 2011 and 2010, the net periodic benefit costs totaled $93,000.

(8)                     Commitments and Contingent Liabilities

As of September 30, 2011, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $329,240,000 including standby letters of credit of $7,815,000 represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2011. Commitments to extend credit were $350,314,000, including letters of credit of $9,598,000, as of December 31, 2010.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Bancorp has entered into agreements to guarantee the performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 17 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at September 30, 2011, Bancorp would have been required to make payments of approximately $2,559,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

(9)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  Some of this preferred stock would be used in connection with a shareholders’ rights plan upon the occurrence of certain triggering events. None of this stock had been issued as of September 30, 2011.

(10)              Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2011 and 2010, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30		September 30
(In thousands, except per share data)	2011	2010	2011	2010
Net income, basic and diluted	$5,774	$6,365	$17,262	$16,902
Average shares outstanding	13,799	13,701	13,778	13,679
Effect of dilutive securities	39	106	66	91

Average shares outstanding including dilutive securities	13,838	13,807	13,844	13,770

Net income per share, basic	$0.42	$0.46	$1.25	$1.24
Net income per share, diluted	$0.42	$0.46	$1.25	$1.23

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2011 and 2010 follows:

		Investment
	Commercial	management
(In thousands)	banking	and trust	Total
Three months ended September 30, 2011
Net interest income	$17,751	$39	$17,790
Provision for loan losses	4,100	—	4,100
Investment management and trust services	—	3,347	3,347
All other non-interest income	4,507	4	4,511
Non-interest expense	11,401	1,901	13,302
Income before income taxes	6,757	1,489	8,246
Tax expense	1,951	521	2,472
Net income	$4,806	$968	$5,774

Three months ended September 30, 2010
Net interest income	$17,187	$27	$17,214
Provision for loan losses	2,695	—	2,695
Non-interest income	5,217	3,045	8,262
Non-interest expense	12,207	1,702	13,909
Income before income taxes	7,502	1,370	8,872
Tax expense	2,028	479	2,507
Net income	$5,474	$891	$6,365

Nine months ended September 30, 2011
Net interest income	$52,614	$102	$52,716
Provision for loan losses	9,500	—	9,500
Investment management and trust services	—	10,545	10,545
All other non-interest income	13,466	4	13,470
Non-interest expense	37,099	5,755	42,854
Income before income taxes	19,481	4,896	24,377
Tax expense	5,401	1,714	7,115
Net income	$14,080	$3,182	$17,262

Nine months ended September 30, 2010
Net interest income	$49,471	$84	$49,555
Provision for loan losses	7,774	—	7,774
Non-interest income	14,623	9,538	24,161
Non-interest expense	36,603	5,445	42,048
Income before income taxes	19,717	4,177	23,894
Tax expense	5,530	1,462	6,992
Net income	$14,187	$2,715	$16,902

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of September 30, 2011 and December 31, 2010 the gross amount of unrecognized tax benefits was $197,000 and $230,000, respectively.  At September 30, 2011, if recognized, $197,000 of the tax benefits would increase net income, resulting in a decrease of the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status, if any, of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of September 30, 2011 and December 31, 2010, the amount accrued for the potential payment of interest and penalties was $18,000 and $20,000, respectively.

(13)              Fair Value Measurements

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S government obligations, debt securities of U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks.  Trust preferred securities are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair Value at September 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S.
government obligations	$75,000	$—	$75,000	$—
Government sponsored enterprise
obligations	54,425	—	54,425	—
Mortgage-backed securities	89,362	—	89,362	—
Obligations of states and political
subdivisions	66,947	—	66,947	—
Trust preferred securities of financial
institutions	1,251	1,251	—	—

Total investment securities available for sale	286,985	1,251	285,734	—

Interest rate swap	450	—	450	—

Total Assets	$287,435	$1,251	$286,184	$—

Liabilities

Interest rate swap	$450	$—	$450	$—

	Fair value at December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
Government sponsored enterprise obligations	$114,539	$—	$114,539	$—
Mortgage-backed securities	60,748	—	60,748	—
Obligations of states and political subdivisions	68,789	—	68,789	—
Trust preferred securities of financial institutions	1,256	1,256	—	—

Total investment securities available for sale	245,332	1,256	244,076	—

Interest rate swap	305	—	305	—

Total Assets	$245,637	$1,256	$244,381	$—

Liabilities

Interest rate swap	$305	$—	$305	$—

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for September 30, 2011 or December 31, 2010.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At September 30, 2011 and December 31, 2010 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for September 30, 2011 or December 31, 2010.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At September 30, 2011 and December 31, 2010, the carrying value of other real estate owned was $8,161,000 and $5,445,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at September 30, 2011 and December 31, 2010.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of September 30, 2011, total impaired loans with a valuation allowance were $15.2 million, and the specific allowance totaled $3.7 million, resulting in a fair value of $11.5 million, compared to total impaired loans with a valuation allowance of $7.3 million, and the specific allowance allocation totaling $1.8 million, resulting in a fair value of $5.5 million at December 31, 2010.  The losses represent the change in the specific allowances for the period indicated.  See Note 4 for more information on impaired loans and allowances.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

					Losses for 9 month
	Fair value at September 30, 2011				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2011
Impaired loans	$11,527	$—	$—	$11,527	$(3,001)

					Losses for
	Fair value at December 31, 2010				year ended
(in thousands)	Total	Level 1	Level 2	Level 3	December 31, 2010
Impaired loans	$5,521	$—	$—	$5,521	$(1,771)

(14)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and short-term investments	$55,333	$55,333	$41,655	$41,655
Mortgage loans held for sale	11,012	11,134	12,387	12,626
Securities	286,985	286,985	245,352	245,354
Federal Home Loan Bank stock and other securities	5,949	5,949	5,772	5,772
Loans, net	1,509,989	1,541,416	1,482,882	1,507,079
Accrued interest receivable	5,727	5,727	6,288	6,288
Interest rate swap	450	450	305	305

Financial liabilities
Deposits	$1,576,560	$1,584,463	$1,493,468	$1,512,882
Short-term borrowings	84,495	84,495	87,509	87,509
Long-term borrowings	101,334	100,503	101,342	100,815
Accrued interest payable	155	155	304	304
Interest rate swap	450	450	305	305

Off balance sheet financial instruments
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	(117)	—	(144)

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

Federal Home Loan Bank stock and other securities

For these securities without readily available market values, the carrying amount is a reasonable estimate of fair value.

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

(15)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2011.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2011 and December 31, 2010.

September 30, 2011	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$237,838	14.43%	$131,858	8.00%	NA	NA
Bank	203,665	12.42%	131,185	8.00%	$163,981	10.00%

Tier I risk-based capital (1)
Consolidated	$207,124	12.56%	$65,963	4.00%	NA	NA
Bank	173,060	10.55%	65,615	4.00%	$98,423	6.00%

Leverage (2)
Consolidated	$207,124	10.50%	$59,178	3.00%	NA	NA
Bank	173,060	8.81%	58,931	3.00%	$98,218	5.00%

December 31, 2010	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$226,421	13.93%	$130,034	8.00%	NA	NA
Bank	183,562	11.37%	129,155	8.00%	$161,444	10.00%

Tier I risk-based capital (1)
Consolidated	$196,040	12.06%	$65,022	4.00%	NA	NA
Bank	153,311	9.49%	64,620	4.00%	$96,930	6.00%

Leverage (2)
Consolidated	$196,040	10.31%	$57,044	3.00%	NA	NA
Bank	153,311	8.12%	56,642	3.00%	$94,403	5.00%

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2011 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2011 compared to the year ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2011 through September 30

Bancorp completed the first nine months of 2011 with net income of $17.3 million, which was 2% more than the comparable period of 2010.  The increase is primarily due to an improvement in net interest income, largely offset by a higher provision for loan losses, lower non-interest income, and increasing non-interest expenses. Diluted earnings per share for the first nine months of 2011 were $1.25 compared to the first nine months of 2010 of $1.23.

Year-over-year total loans increased $50 million or 3%, and this helped growth in interest income.  Increased loan volume more than offset the effect of the declining interest rates on loans and investment securities over the past year.  Interest expense declined due to lower funding costs on and a more favorable mix of deposits and borrowings.  Rates paid on liabilities decreased more than rates declined on assets, contributing to an increased net interest spread and margin compared to the first nine months of 2010.

Distinguishing Bancorp from other similarly sized community banks is the magnitude of its investment management and trust revenue, making total non-interest income a continuing key contributor to earnings.  Income from investment management and trust services, which constitutes an average of 40% of non-interest income, increased 11% for the nine month period primarily due to higher asset values. A significant portion of recurring investment management revenue is earned as a percentage of the market value of the assets under management.  While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain fixed income and equity asset classes, which generally react inversely to each other. As a broad approximation, a 10% drop in the S&P 500 index would decrease fees approximately 2 — 4%. Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market.

Both bankcard transaction income and brokerage income increased, but were partially offset by decreases in service charges on deposit accounts and other non-interest income including declines in income from the domestic private investment fund.  Non-interest income as a percentage of total revenues was 31% in the first nine months of 2011, compared to 33% in the first nine months of 2010.  This metric has continued to trend significantly above that of $1-to-$2.5 billion publicly traded banks, which as of December 30, 2010, posted average non-interest income as a percentage of total revenue of 21.5%, according to a leading industry data service (2011 peer data is not yet available).

Higher non-interest expense in 2011 was reflected in almost all categories resulting largely from costs of market expansion, renovations of existing facilities and a new operations center.

Also affecting 2011 results, Bancorp’s provision for loan losses was $9.5 million in the first nine months compared to $7.8 million in the same period of 2010.  Management’s action to provide for loan losses in 2011 reflected both change in credit quality of loans as well as the increase in charge-offs. The provision for the first nine months of 2011 results from a consistent allowance methodology that is driven by risk ratings. Bancorp’s allowance for loan losses was 1.89% of total loans at September 30, 2011, compared with 1.69% of total loans at December 31, 2010, and 1.64% at September 30, 2010.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.20% as of September 30, 2011, compared to 8.89% at December 31, 2010.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $5,774,000 for the three months ended September 30, 2011 decreased $591,000, or 9.3%, from $6,365,000 for the comparable 2010 period.  Net income per share was $0.42 for the third quarter of 2011, compared to $0.46 for the third quarter of 2010, an 8.7% decrease.  Net income per share on a diluted basis was also $0.42 for the third quarter of 2011, compared to $0.46 for the third quarter of 2010.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.16% and 12.59%, respectively, for the third quarter of 2011, compared to 1.35% and 15.25%, respectively, for the same period in 2010.

Net income of $17,262,000 for the nine months ended September 30, 2011 increased $360,000, or 2.1%, from $16,902,000 for the comparable 2010 period.  Basic net income per share was $1.25 for the first nine months of 2011, compared to $1.24 for the same period of 2010, a 0.8% increase.  Net income per share on a diluted basis was also $1.25 for the first nine months of 2011 compared to $1.23 for the same period of 2010, an increase of 1.6%.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.19% and 13.03%, respectively, for the first nine months of 2011, compared to 1.24% and 14.01%, respectively, for the same period in 2010.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2011 and 2010 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Three months ended September 30
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold and interest bearing due from banks	$98,996	$72	0.29%	$64,288	$41	0.25%
Mortgage loans held for sale	4,279	46	4.27%	7,907	97	4.87%
Securities:
Taxable	160,517	1,267	3.13%	159,055	1,214	3.03%
Tax-exempt	50,075	445	3.53%	38,492	464	4.78%
FHLB stock and other securities	5,949	52	3.47%	5,772	57	3.92%
Loans, net of unearned income	1,541,899	20,104	5.17%	1,484,741	20,528	5.49%
Total earning assets	1,861,715	21,986	4.69%	1,760,255	22,401	5.05%
Less allowance for loan losses	27,878			23,602
	1,833,837			1,736,653
Non-earning assets:
Cash and due from banks	26,334			27,238
Premises and equipment	34,875			29,974
Accrued interest receivable and other assets	83,362			77,183
Total assets	$1,978,408			$1,871,048

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$277,462	$149	0.21%	$246,644	$116	0.19%
Savings deposits	70,728	25	0.14%	66,728	43	0.26%
Money market deposits	515,508	654	0.50%	468,299	936	0.79%
Time deposits	422,080	1,692	1.59%	430,054	2,115	1.95%
Securities sold under agreements to repurchase	67,079	68	0.40%	55,971	89	0.63%
Fed funds purchased and other short term borrowings	19,148	8	0.17%	27,294	14	0.20%
FHLB advances	60,435	368	2.42%	76,750	622	3.22%
Long-term debt	40,900	862	8.36%	40,900	869	8.43%

Total interest bearing liabilities	1,473,340	3,826	1.03%	1,412,640	4,804	1.35%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	277,802			252,394
Accrued interest payable and other liabilities	45,333			40,436
Total liabilities	1,796,475			1,705,470
Stockholders’ equity	181,933			165,578
Total liabilities and stockholders’ equity	$1,978,408			$1,871,048
Net interest income		$18,160			$17,597
Net interest spread			3.66%			3.70%
Net interest margin			3.87%			3.97%

	Nine months ended September 30
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold and interest bearing due from banks	$76,736	$167	0.29%	$50,328	$85	0.23%
Mortgage loans held for sale	4,081	143	4.68%	5,574	216	5.18%
Securities:
Taxable	159,550	3,645	3.05%	164,366	3,885	3.16%
Tax-exempt	50,693	1,439	3.80%	32,783	1,226	5.00%
FHLB stock and other securities	5,883	166	3.77%	5,698	166	3.90%
Loans, net of unearned income	1,526,296	60,068	5.26%	1,461,179	59,831	5.47%
Total earning assets	1,823,239	65,628	4.81%	1,719,928	65,409	5.08%
Less allowance for loan losses	27,307			22,358
	1,795,932			1,697,570
Non-earning assets:
Cash and due from banks	26,009			27,315
Premises and equipment	34,049			28,684
Accrued interest receivable and other assets	84,789			73,686
Total assets	$1,940,779			$1,827,255

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$280,002	$457	0.22%	$244,637	$346	0.19%
Savings deposits	70,117	89	0.17%	65,025	126	0.26%
Money market deposits	492,645	2,068	0.56%	433,707	2,444	0.75%
Time deposits	421,287	5,231	1.66%	469,729	7,370	2.10%
Securities sold under agreements to repurchase	59,675	199	0.45%	54,151	257	0.63%
Fed funds purchased and other short term borrowings	22,804	31	0.18%	21,613	31	0.19%
FHLB advances	60,438	1,093	2.42%	67,481	1,703	3.37%
Long-term debt	40,900	2,586	8.45%	40,901	2,591	8.47%

Total interest bearing liabilities	1,447,868	11,754	1.09%	1,397,244	14,868	1.42%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	269,566			231,037
Accrued interest payable and other liabilities	46,166			37,676
Total liabilities	1,763,600			1,665,957

Stockholders’ equity	177,179			161,298
Total liabilities and stockholders’ equity	$1,940,779			$1,827,255
Net interest income		$53,874			$50,541
Net interest spread			3.72%			3.66%
Net interest margin			3.95%			3.93%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $370,000 and $383,000, respectively, for the three month periods ended September 30, 2011 and 2010 and $1,158,000 and $986,000, respectively, for the nine month periods ended September 30, 2011 and 2010.

Fully taxable equivalent net interest income of $18.2 million for the three months ended September 30, 2011 increased $563,000, or 3.2%, from $17.6 million when compared to the same period last year. Net interest spread and net interest margin were 3.66% and 3.87%, respectively, for the third quarter of 2011 and 3.70% and 3.97%, respectively, for the third quarter of 2010.  Historically low interest rates combined with an ongoing higher level of non-accrual loans have pressured loan yields, and the low rates earned on excess liquidity also has had a detrimental effect on margins.

Fully taxable equivalent net interest income of $53.9 million for the nine months ended September 30, 2011 increased $3.3 million, or 6.6%, from $50.5 million when compared to the same period last year. Net interest spread and net interest margin were 3.72% and 3.95%, respectively, for the first nine months of 2011 and 3.66% and 3.93%, respectively, for the first nine months of 2010.

Approximately $613 million, or 40%, of the Bank’s loans are variable rate and most of these loans are indexed to the Bank’s prime rate and may reprice as the prime rate changes.  However, approximately $440 million, or 72%, of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $103 million, or 17%, of variable rate loans have no contractual floor; however, the Bank intends to establish floors whenever possible upon renewal of the loans.  The remaining $69 million of variable rate loans, or 11% of variable rate loans, have contractual floors below 4%.  Most of the Bank’s fixed rate loans are priced at inception in relation to the five year Treasury bond and the persistence of low short term rates has held those rates low.

Average earning assets increased $103.3 million, or 6.0%, to $1.823 billion for the first nine months of 2011 compared to 2010, reflecting growth in the loan portfolio, investment securities and federal funds sold.  Average interest bearing liabilities increased $50.6 million, or 3.6%, to $1.448 billion for the first nine months of 2011 compared to 2010 primarily due to increases in interest bearing demand and money market deposits, partially offset by decreases in certificates of deposits and FHLB advances.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to minimize effects of interest rate changes on net income. Bank management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The September 30, 2011 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 basis points in interest rates would have a slightly negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(0.64)%
Increase 100bp	(1.80)
Decrease 100bp	(0.42)
Decrease 200bp	(3.03)

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

The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits. In the third quarter of 2011, the Federal Reserve noted that they anticipate that economic conditions — including low rates of resource utilization and a subdued outlook for inflation over the medium run — are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.

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

Provision for Loan Losses

The provision for loan losses was $9.5 million for the first nine months of 2011 compared to $7.8 million for the same period in 2010, and $4.1 million for the third quarter of 2011 compared to $2.7 million in the third quarter of 2010, which reflected both the increase in non-performing loans as well as the increase in net charge-offs.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to remain cautious in assessing the potential risk in the loan portfolio. Accordingly, Bancorp expects the allowance for loan losses to remain at a high level compared with historic amounts until there are clearer signs of a sustained economic recovery and improvement in our customers’ financial conditions and, thus, a reduction in overall credit risk. Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2011.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2011 and 2010 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2011	2010	2011	2010

Balance at the beginning of the period	$27,564	$22,933	$25,543	$20,000
Provision for loan losses	4,100	2,695	9,500	7,774
Loan charge-offs, net of recoveries	(2,598)	(1,195)	(5,977)	(3,341)
Balance at the end of the period	$29,066	$24,433	$29,066	$24,433
Average loans, net of unearned income	$1,541,899	$1,484,741	$1,526,296	$1,461,179
Provision for loan losses to average loans (1)	0.27%	0.18%	0.62%	0.53%
Net loan charge-offs to average loans (1)	0.17%	0.08%	0.39%	0.23%
Allowance for loan losses to average loans	1.89%	1.65%	1.90%	1.67%
Allowance for loan losses to period-end loans	1.89%	1.64%	1.89%	1.64%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2011 and 2010 follows:

	Three Months		Nine Months
(in thousands)	Ended September 30		Ended September 30
Net loan charge-offs (recoveries)	2011	2010	2011	2010
Commercial and industrial	$154	$(5)	$950	$781
Construction and development	(2)	537	1,225	835
Real estate mortgage - commercial investment	133	357	753	806
Real estate mortgage - owner occupied commercial	2,011	—	2,135	235
Real estate mortgage - 1-4 family residential	16	—	322	260
Home equity	204	232	403	305
Consumer	82	74	189	119
Total net loan charge-offs	$2,598	$1,195	$5,977	$3,341

The majority of the third quarter 2011 charge-offs arose from the same owner-occupied commercial real estate loan placed on non-accrual status.  See the Non-Performing Loans and Assets section below.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2011 and 2010.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2011	2010	2011	2010

Non-interest income:
Investment management and trust services	$3,347	$3,045	$10,545	$9,538
Service charges on deposit accounts	2,167	2,250	6,125	6,435
Bankcard transaction revenue	945	837	2,782	2,451
Gains on sales of mortgage loans held for sale	574	601	1,397	1,431
Gains on sales of securities available for sale	—	159	—	159
Brokerage commissions and fees	570	525	1,613	1,484
Bank owned life insurance income	257	251	761	742
Other	(2)	594	792	1,921
Total non-interest income	$7,858	$8,262	$24,015	$24,161
Non-interest expenses:
Salaries and employee benefits	$7,528	$8,197	$24,576	$24,605
Net occupancy expense	1,314	1,136	3,901	3,708
Data processing expense	1,283	1,119	3,766	3,578
Furniture and equipment expense	306	316	998	951
FDIC insurance expense	339	498	1,299	1,500
Other	2,532	2,643	8,314	7,706
Total non-interest expenses	$13,302	$13,909	$42,854	$42,048

Total non-interest income decreased $404,000, or 4.9%, for the third quarter of 2011 and decreased $146,000, or 0.6% for the first nine months of 2011, compared to the same periods in 2010.

Investment management and trust services income increased $302,000, or 9.9% in the third quarter of 2011 and $1,007,000, or 10.6% for the first nine months of 2011, as compared to the same periods in 2010, primarily due to the effect of an increased market value of assets under management as a result of growth in net new accounts.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis.  Trust assets under management at September 30, 2011 were $1.72 billion, compared to $1.58 billion at September 30, 2010.

Service charges on deposit accounts decreased $83,000, or 3.7%, in the third quarter of 2011, and $310,000, or 4.8%, for the first nine months of 2011, as compared to the same periods in 2010.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  Recent legislation required that our customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  Management believes this requirement has resulted in fewer overdrafts and a corresponding decline in service charge income in 2011.

Bankcard transaction revenue increased $108,000, or 12.9%, in the third quarter of 2011, and $331,000, or 13.5%, for the first nine months of 2011, as compared to the same periods in 2010 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in 2011 compared favorably to 2010 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate will be set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates we will not be directly affected, this change could indirectly affect Bancorp. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation may negatively affect this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers. The mortgage banking division also offers home equity conversion mortgages or “reverse” mortgages insured by the U.S. Department of Housing and Urban Development (HUD). These HUD loans give homeowners 62 years of age or older a vehicle for converting equity in their homes to cash.  Gains on sales of mortgage loans were virtually unchanged in the quarter and nine month periods ended September 30, 2011 compared to the same periods in 2010.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates decreased in the third quarter of 2011 and refinance volume increased late in the quarter.

Brokerage commissions and fees increased $45,000, or 8.6%, in the third quarter of 2011, and $129,000 or 8.7%, for the first nine months of 2011, as compared to the same period in 2010.  These increases corresponded to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank owned life insurance (BOLI) income totaled $257,000 and $251,000 for the third quarter of 2011 and 2010, respectively, and totaled $761,000 and $742,000 for the first nine months of 2011 and 2010, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related increase in cash surrender value and any proceeds received under the policies, none of which have occurred to date, are recorded as non-taxable non-interest income.  This income helps offset the cost of employee benefits.

In the third quarter of 2010, for tax planning purposes, Bancorp sold securities resulting in gains totaling $159,000.  There were no sales of securities in 2011.

Other non-interest income decreased $596,000, or 100.3%, in the third quarter of 2011 as compared to the same period in 2010, and $1,129,000, or 58.8%, in the first nine months of 2011 as compared to the same period in 2010, primarily due to a decrease in income from the domestic private investment fund and a variety of other factors, none of which were individually significant. Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities, and is recorded using the equity method of accounting.

Total non-interest expenses decreased $607,000, or 4.4%, for the third quarter of 2011 as compared to the same period in 2010 and increased $806,000, or 1.9%, for the first nine months of 2011 as compared to the same period in 2010.  Bancorp’s third quarter 2011 efficiency ratio was 51.13% compared with 56.29% in the second quarter of 2011 and 53.79% in the third quarter last year.

Salaries and employee benefits decreased $669,000, or 8.2%, for the third quarter of 2011 primarily due to reversals of accruals of performance-based bonuses, as Bancorp has not achieved specified performance thresholds.  Salaries and employee benefits decreased $29,000, or 0.1%, for the first nine months of 2011, as compared to the same periods of 2010.  At September 30, 2011, Bancorp had 468 full time equivalent (FTE) employees compared to 473 at September 30, 2010.  Bancorp has several open positions at September 30, 2011, and expects the number of FTE employees to increase as those are filled.

Net occupancy expense increased $178,000, or 15.7%, in the third quarter of 2011, and $193,000, or 5.2% in the first nine months of 2011, as compared to the same periods of 2010, largely due to the costs of a new operations center. Data processing expense increased $164,000, or 14.7% in the third quarter of 2011, and $188,000, or 5.3% for the first nine months of 2011, compared to the same periods of 2010, primarily due to data processing costs related to investment management and trust services. Furniture and equipment expense decreased $10,000 or 3.2% for the third quarter of 2011, and increased $47,000, or 4.9% for the first nine months of 2011, as compared to the same periods in 2010.

FDIC insurance expense declined $159,000, or 31.9%, for the third quarter of 2011, and $201,000 or 13.4% for the first nine months of 2011, as compared to the same periods in 2010.  The decreases are due to a change in the base on which the assessment is calculated combined with lower assessment rates in 2011.

Other non-interest expenses decreased $111,000 or 4.2% in the third quarter of 2011, and increased $608,000 or 7.9% in the first nine months of 2011, as compared to the same periods in 2010.  The increase for the nine months period was due largely to $400,000 write-down on a previously foreclosed property, and $312,000 write-down of fixed assets related to a building renovation.  This category also includes legal and professional fees, MSR amortization, advertising, printing, mail and telecommunications, none of which had variances which were individually significant.

Income Taxes

In the third quarter of 2011, Bancorp recorded income tax expense of $2,472,000, compared to $2,507,000 for the same period in 2010.  The effective rate for the three month period was 30.0% in 2011 and 28.3% in 2010.  Bancorp recorded income tax expense of $7,115,000 for the first nine months of 2011, compared to $6,992,000 for the same period in 2010.  The effective rate for the nine month period was 29.2% in 2011

and 29.3% in 2010.   The increase in the effective tax rate from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 was primarily related to decreases in the non-taxable income for cash value of life insurance in 2011, while this generated non-taxable income in 2010.

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

b)             Financial Condition

Balance Sheet

Total assets increased $85.0 million, or 4.5%, from $1.903 billion on December 31, 2010 to $1.988 billion on September 30, 2011.  Contributors of the increase in assets were loans, which increased $30.6 million in the first nine months, and investment securities, which increased $41.6 million as a result of purchasing short-term securities.

Total liabilities increased $71.3 million, or 4.1%, from $1.733 billion on December 31, 2010 to $1.804 billion on September 30, 2011.  The most significant component of the increase was in deposits of $83.1 million or 5.6% in support of asset growth. Securities sold under agreement to repurchase increased $9.7 million or 16.2%, while federal funds purchased decreased $12.0 million or 47.3%.   Other liabilities decreased $8.6 million or 17.1%.  In December 2010, Bancorp purchased $4.9 million of securities for which payment was due in January 2011, resulting in a payable recorded in other liabilities.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(In thousands)
Loans by Type	September 30, 2011	December 31, 2010
Commercial and industrial	$381,644	$343,956
Construction and development	152,891	159,482
Real estate mortgage:
Commercial investment	362,498	362,904
Owner occupied commercial	328,893	316,291
1-4 family residential	158,594	157,983
Home equity - first lien	38,766	39,449
Home equity - junior lien	81,143	91,813
Subtotal: Real estate mortgage	969,894	968,440
Consumer	34,626	36,547

Total loans	$1,539,055	$1,508,425

Bancorp enters into loan participation agreements with downstream correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, as the lead lender, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the loan totals above, and a corresponding liability is recorded in other liabilities.  At September 30, 2011 and December 31, 2010, the total loans of this nature were $30.4 million and $34.8 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Non-accrual loans	$22,673	$14,388
Troubled debt restructuring	3,931	2,882
Loans past due 90 days or more and still accruing	1,290	2,044

Non-performing loans	27,894	19,314

Foreclosed real estate	8,165	5,445

Non-performing assets	$36,059	$24,759

Non-performing loans as a percentage of total loans	1.81%	1.28%
Non-performing assets as a percentage of total assets	1.81%	1.30%
Allowance for loan losses as a percentage of non-performing loans	104%	132%

Non-performing loans, which include non-accrual loans of $22.7 million, loans past due over 90 days and still accruing of $1.3 million, and loans accounted for as troubled debt restructuring of $3.9 million, totaled $27.9 million at September 30, 2011.  Non-performing loans were $19.3 million at December 31, 2010 including $14.4 million of non-accrual loans, $2.0 million of loans past due over 90 days and still accruing and loans accounted for as troubled debt restructuring (TDR) of $2.9 million.  The increase in non-accrual loans from the previous quarter primarily reflected the addition of a single owner-occupied commercial real estate loan that transitioned to non-performing status after an extended period of time on Bancorp’s watch list.  Bancorp believes this credit is now moving toward an orderly liquidation.  All loans past due over 90 days and still accruing are well-collateralized and are in the process of collection. Non-performing loans represent 1.81% of total loans at September 30, 2011 compared to 1.28% at December 31, 2010.  As noted in the “Provision for Loan Losses” section of this report, non-performing loans are analyzed in management’s evaluation of the allowance and provision for loan losses.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	September 30, 2011	December 31, 2010
Commercial and industrial	$3,191	$2,328
Construction and development	5,479	4,589
Real estate mortgage:
Commercial investment	3,678	3,214
Owner occupied commercial	6,399	1,426
1-4 family residential	3,443	1,984
Home equity	387	570
Subtotal: Real estate mortgage	13,907	7,194
Consumer	96	277
Total loans	$22,673	$14,388

The increase in non-accrual loans from the second quarter of 2011 primarily reflected the impact of a single owner-occupied commercial real estate loan that transitioned to non-performing status as described above. . However, thus far, the increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.  As of September 30, 2011, Bancorp has eight borrowers, all in our primary market, who account for $16.3 million or 72% of total non-accrual loans.  Each of these loans is secured by real estate or business assets, and management’s estimated exposure is considered in the allowance for loan losses methodology.

Effects of Declines in Real Estate Collateral Values

Bancorp’s principal market, Louisville, has had home values decline less than most markets nationwide according to the Federal Housing Finance Agency.  However, continued decline in collateral values, including commercial properties, impacts Bancorp’s ability to collect on certain real estate loans when borrowers are dependent on the values of the real estate as a source of cash flow.  As borrowers experience difficulty, Bancorp evaluates their cash flow as well as the collateral value to determine prospects for collection.  On an individual basis, loans are evaluated for changes in risk ratings, thereby affecting the provision and allowance for loan losses. Home equity loans are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  Bancorp typically requires appraisals on real estate at application and evaluates the transaction upon renewal to determine if market conditions and other factors such as cash flow warrant an updated valuation.  Additionally, Bancorp evaluates the collateral condition and value upon classification as an impaired loan and upon foreclosure.  Due to the above factors, the effects of declines in real estate collateral value have been considered in the allowance for loan losses.

c)              Liquidity

The role of liquidity is to ensure that funds are available to meet depositors’ withdrawals and borrowers’ demands to fund credit commitments.  This is accomplished by balancing changes in demand for funds with changes in the supply of those funds.  Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management has maintained a significantly higher liquidity position in 2010 and 2011, because of the difficult economic environment, low loan demand, and large influxes of cash from depositors.  When economic conditions improve and rates rise, Management expects higher utilization of lines of credit and potential cash outflow as customers seek alternatives to high cash balances.  This would result in greater demand for liquidity. Management believes it has the ability to increase time deposits fairly quickly by offering rates slightly higher than the market rate and due to the Bancorp’s relatively low market share.

Bancorp’s most liquid assets are comprised of available for sale marketable investment securities and federal funds sold. Federal funds sold totaled $25.1 million at September 30, 2011. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $287.0 million at September 30, 2011, and included an unrealized net gain of $9.2 million. The portfolio includes maturities of approximately $85.5 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, trust deposits and securities sold under agreements to repurchase. At September 30, 2011, total investment securities pledged for these purposes comprised 42% of the available for sale investment portfolio, leaving $165.2 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2011, such deposits totaled $1.159 billion and represented 74% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of our deposit balances are higher than usual.  When market conditions improve, these balances will likely decrease, putting some strain on our liquidity position.  As of September 30, 2011, Bancorp had only $5.9 million or 0.4% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to accept customer deposits in excess of FDIC limits through reciprocal agreements with other network participating banks in order to offer FDIC insurance up to as much as $50 million in deposits.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2011, the Bank’s additional borrowing capacity with the FHLB was approximately $113.1 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $85.0 million.

Bancorp’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank.  Bancorp had sufficient cash on hand from its 2008 trust preferred securities offering that it was not necessary for the Bank to fund 2010 quarterly cash dividends or the quarterly interest payments on its trust preferred securities.  At September 30, 2011, the Bank may pay up to $36.3 million in dividends to Bancorp without regulatory approval.  Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios.

d)             Capital Resources

At September 30, 2011, stockholders’ equity totaled $183.6 million, an increase of $13.7 million since December 31, 2010.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2010. Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $5.7 million at September 30, 2011 and $3.1 million at December 31, 2010.  The change since year end is a reflection of maturities within the investment portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%. The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Total risk-based capital (1)
Consolidated	14.43%	13.93%
Bank	12.42%	11.37%

Tier I risk-based capital (1)
Consolidated	12.56%	12.06%
Bank	10.55%	9.49%

Leverage (2)
Consolidated	10.50%	10.31%
Bank	8.81%	8.12%

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2011	December 31, 2010
Total equity (a)	$183,553	$169,861
Less goodwill	(682)	(682)
Tangible common equity (c)	$182,871	$169,179

Total assets (b)	$1,987,954	1,902,945
Less goodwill	(682)	(682)
Total tangible assets (d)	$1,987,272	$1,902,263

Total shareholders’ equity to total assets (a/b)	9.23%	8.93%
Tangible common equity ratio (c/d)	9.20%	8.89%

Number of outstanding shares (e)	13,801	13,737

Book value per share (a/e)	$13.30	$12.37
Tangible common equity per share (c/e)	13.25	12.32

f)                Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have an impact on Bancorp’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Bancorp in its first quarter of fiscal 2012 and will be applied prospectively. Bancorp is evaluating the impact of ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2011 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2011.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
July 1 - July 31	9	$23.97	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	9	$23.97	—	—

(1)              Third quarter 2011 activity represents shares of stock withheld to pay taxes due upon the exercise of stock appreciation rights. This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)               The Board of Directors of S.Y. Bancorp Inc. first approved a share buyback plan in 1999, and subsequently expanded the plan to allow for the repurchase of additional shares.  The stock repurchase program expired in November 2008 and has not been renewed.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. September 30, 2011 Quarterly Report on Form 10-Q, filed on November 4, 2011, formatted in eXtensible Business Reporting Language (XBRL):
	(1)	Consolidated Balance Sheets
	(2)	Consolidated Statements of Income
	(3)	Consolidated Statements of Cash Flows
	(4)	Consolidated Statement of Changes in Stockholders’ Equity
	(5)	Consolidated Statements of Comprehensive Income
	(6)	Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: November 4, 2011	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: November 4, 2011	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer