Form 10-K
period 2011-12-31
S Y BANCORP INC
filed 2012-02-29
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2011	1-13661

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $283,763,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 21, 2012, was 13,823,555.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 25, 2012 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

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

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 30 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, employee benefit plan and estate administration, and financial planning services.  This department operates under the name of Stock Yards Trust Company.  The Bank also originates and sells single-family residential mortgages through Stock Yards Mortgage Company. Additionally, the Bank offers securities brokerage services in the name of Stock Yards Financial Services through an arrangement with a third party broker-dealer.  See Note 23 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments.

At December 31, 2011, the Bank had 480 full-time equivalent employees.  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state laws. Changes in applicable laws or regulations may have a material effect on the business and prospects of Bancorp and the Bank.

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

The Bank is subject to the supervision of the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation (FDIC) insures the deposits of the Bank to the current maximums of $250,000 per depositor for time and demand deposit accounts and self-directed retirement accounts.  In addition, the FDIC insures all balances in non-interest bearing demand deposit accounts of the Bank through December 31, 2012 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010.

The Gramm-Leach-Bliley Act (the “GLB Act”) allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (“FHC”). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  Management of Bancorp has chosen not to become an FHC at this time, but continues to evaluate the benefits and costs of such a structure.

In response to the stresses experienced in the financial markets, the Emergency Economic Stabilization Act (EESA) was enacted in 2008. Pursuant to its authority under EESA, Treasury created the TARP Capital Purchase Program (CPP) under which the Treasury Department would invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Although it was approved for participation, Bancorp declined to participate in federal TARP funding because its capital levels were and remain significantly in excess of what is required to be considered “well-capitalized” under regulatory standards.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010.  Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  This new extensive and complex legislation contained many new provisions affecting the banking industry, including:

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

In 2009, as part of its efforts to rebuild the Deposit Insurance Fund, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009.  In lieu of further special assessments, in November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

In 2011, per the Dodd-Frank Act, the FDIC redefined the deposit assessment base as average consolidated total assets minus average tangible equity, and adopted a new assessment rate schedule effective April 1, 2011.  This revision resulted in somewhat lower FDIC insurance expense for Bancorp beginning in 2011.

Available Information

Bancorp files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with or furnished to the SEC.

Item 1A.               Risk Factors

Investments in Bancorp’s common stock or trust preferred securities involve risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas.  Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include recession, unemployment, and inflation. Poor economic conditions have an unfavorable impact on the demand of customers for loans, the ability of some borrowers to repay these loans, availability of deposits and the value of the collateral securing these loans.

Bancorp offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Over half of Bancorp’s loans are secured by real estate (both residential and commercial) in Bancorp’s market area. Adverse changes in the local or national economy could negatively affect the customer’s ability to pay these loans. In instances where borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, Bancorp could experience higher loan losses. Additional increases in loan loss provisions may be necessary in the future. Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Declines in the housing market over the past few years, falling home prices, increasing foreclosures, unemployment and under employment have negatively impacted the credit performance of real estate related loans and resulted in significant write downs of asset values by many financial institutions. These write downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This market turmoil has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. To date, the impact of these adverse conditions has not been as severe in the markets Bancorp serves. Should market conditions not improve and foreclosed assets increase significantly, Bancorp’s flexibility to approach collateral sales in an orderly fashion to minimize losses may be reduced and management may be forced to liquidate problem loans more rapidly, thus increasing the loss on these assets.

Significant stock market volatility could negatively affect Bancorp’s financial results.

Capital and credit markets experience volatility and disruption from time to time.  These conditions place downward pressure on credit availability, credit worthiness and customers’ inclinations to borrow.  Prolonged volatility or a significant disruption could negatively impact customers’ ability to seek new loans or to repay existing loans.  The personal wealth of many of borrowers and guarantors has historically added a source of financial strength to certain loans and would be negatively impacted by severe market declines.  Sustained reliance on their personal assets to make loan payments would result in deterioration of their liquidity, and could result in loan defaults.

Income from investment management and trust services constitutes an average of 40% of non-interest income. Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values. While investment management and trust fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain fixed income and equity asset classes, which generally react to market fluctuations inversely to each other.  As a broad approximation, a 10% drop in the S&P 500 index would decrease investment management and trust fees approximately 2 — 4%.

If actual loan losses are greater than Bancorp’s allowance assumption for loan losses, earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans.  Accordingly, Bancorp may experience significant credit losses which could have a material adverse effect on operating results.  Bancorp makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for repayment of many loans.  In determining the adequacy of the allowance for loan losses, Bancorp considers, among other factors, an evaluation of economic conditions and Bancorp’s loan loss experience.  Management continues to be concerned that the prolonged economic downturn and prospects for uncertain recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified. If Bancorp’s assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.  Such additions to the allowance, if necessary, could have a material adverse impact on financial results.

In addition, federal and state regulators periodically review Bancorp’s allowance for loan losses and may require an increase in the provision for loan losses or loan charge-offs. If the regulatory agencies require any increase in the provision for loan losses or loan charge-offs for which Bancorp had not allocated, it would have a negative effect on net income.

Fluctuations in interest rates could reduce profitability.

Our primary source of income is from the net interest spread, the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  Bancorp expects to periodically experience “gaps” in the interest rate sensitivities of Bancorp’s assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa.  In either event, if market interest rates should move contrary to Bancorp’s position, this “gap” will work against Bancorp and earnings will be negatively affected.

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

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 2% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect negatively impacts the effect of rising rates.  Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline.  Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.  Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will be virtually unchanged if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 0.5% if rates increase 200 basis points.  Prevailing interest rates are at historically low levels, and current indications are that the Federal Reserve will likely maintain the low rates for the next few years.

Competition with other financial institutions could adversely affect profitability.

Bancorp operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, Bancorp encounters competition from smaller community banks in Bancorp’s markets.  Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies. This competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition.

Credit unions, whose membership is no longer tied to a single company, have grown in popularity and size, and their expansion into business lending is growing.  Because credit unions are not subject to federal income tax, and Bancorp pays federal income tax at a marginal rate 35%, these companies have a significant competitive advantage over Bancorp.  This advantage may have a negative impact on Bancorp’s growth and resultant financial results as these credit unions continue to expand.

Bancorp’s accounting policies and methods are critical to how Bancorp reports its financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how Bancorp records and reports its financial condition and results of operations. Bancorp must exercise judgment in selecting and applying these accounting policies and methods so they comply with Accounting Principles Generally Accepted in the United States of America (US GAAP).

Bancorp has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. Bancorp has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding Bancorp’s judgments and the estimates pertaining to these matters, there can be no assurances that actual results will not differ from those estimates. See the “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

An extended disruption of vital infrastructure or a security breach could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s operations depend upon, among other things, infrastructure, including equipment and facilities.  Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, terrorist activity or the domestic and foreign response to such activity, or other events outside of Bancorp’s control could have a material adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition. Bancorp’s business continuity plan may not work as intended or may not prevent significant interruption of operations.  The occurrence of any failures, interruptions, or security breaches of information systems could damage Bancorp’s reputation, result in the loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on Bancorp’s financial condition and results of operation.

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Bancorp utilizes several third-party vendors who have access to our assets via electronic media.  Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft.  Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Bancorp requires identified third parties to have similar or superior controls in place.  Bancorp did not suffer a material incident in the years reported herein.  Bancorp maintains insurance coverage to prevent material financial loss from cyber-attacks.

Bancorp operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on the bank and its operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Bancorp’s powers, authority and operations, which could have a material adverse effect on Bancorp’s financial condition and results of operations.  The exercise of regulatory power may have negative impact on Bancorp’s results of operations and financial condition.

Item 1B.               Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.        Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is at a separate location. In addition to the main office complex and the operations center, the Bank owned 13 branch properties at December 31, 2011, two of which are located on leased land.  At that date, the Bank also leased 16 branch facilities.  Of the 30 banking locations, 25 are located in the Louisville Metropolitan Statistical Area (“MSA”), two are located in the Indianapolis MSA and three are located in the Cincinnati MSA.  In 2011, Bancorp acquired property for one additional location in the Indianapolis market projected to open in 2012.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2011, for additional information relating to amounts invested in premises, equipment and lease commitments.

Item 3.        Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2011, for information relating to legal proceedings.

Item 4.                        Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2011 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 52	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank

James A. Hillebrand Age 43	President and Director of Bancorp and the Bank

Kathy C. Thompson Age 50	Senior Executive Vice President and Director of Bancorp and the Bank

Nancy B. Davis Age 56	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Bancorp and the Bank

William M. Dishman III Age 48	Executive Vice President and Chief Risk Officer of the Bank

Gregory A. Hoeck Age 61	Executive Vice President of the Bank

Philip S. Poindexter Age 45	Executive Vice President and Chief Lending Officer of the Bank

T. Clay Stinnett Age 38	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank

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

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  Prior to July 2006, the stock traded on the American Stock Exchange under the symbol SYI.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2011, Bancorp had approximately 1,457 shareholders of record, and approximately 3,600 non-objecting beneficial owners holding shares in nominee or “street” name.

	2011			2010
Quarter	High	Low	Cash dividends declared	High	Low	Cash dividends declared

First	$25.16	$23.71	$0.18	$23.34	$20.00	$0.17
Second	25.76	22.50	0.18	24.98	22.88	0.17
Third	23.97	18.06	0.18	25.44	22.99	0.17
Fourth	21.24	18.25	0.18	25.20	23.86	0.18

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2011.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-October 31	6,078	$20.40	—	—
November 1-November 30	11,733	20.76	—	—
December 1-December 31	648	20.71	—	—
Total	18,459	$20.64	—	—

(1)                                  Fourth quarter 2011 activity represents shares surrendered by officers to pay the exercise price of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)                                  Since 2008, there has been no active share buyback plan in place.

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

The graph compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2006 and that all dividends were reinvested.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
S.Y. Bancorp, Inc.	100.00	87.71	103.54	82.85	98.05	84.75
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75
SNL Midwest Bank Index	100.00	77.94	51.28	43.45	53.96	50.97
SNL NASDAQ Bank Index	100.00	78.51	57.02	46.25	54.57	48.42

Item 6.                        Selected Financial Data

Selected Consolidated Financial Data

(Dollars in thousands	Years ended December 31
except per share data)	2011	2010	2009	2008	2007

Net interest income	$70,732	$66,879	$58,675	$56,858	$53,691
Provision for loan losses	12,600	11,469	12,775	4,050	3,525
Net income	23,604	22,953	16,308	21,676	24,052

Per share data
Net income, basic	$1.71	$1.68	$1.20	$1.61	$1.70
Net income, diluted	1.71	1.67	1.19	1.59	1.67
Cash dividends declared	0.72	0.69	0.68	0.68	0.63
Book value	13.58	12.37	11.29	10.72	9.78
Market value	20.53	24.55	21.35	27.50	23.94

Average balances
Stockholders’ equity	$179,638	$163,572	$150,721	$136,112	$139,357
Assets	1,959,609	1,847,452	1,717,474	1,567,967	1,413,614
Federal Home Loan Bank advances	60,436	69,159	80,904	86,011	65,699
Long-term debt	40,900	40,901	40,930	3,361	93

Selected ratios
Return on average assets	1.20%	1.24%	0.95%	1.38%	1.70%
Return on average stockholders’ equity	13.14	14.03	10.82	15.93	17.26
Average stockholders’ equity to average assets	9.17	8.85	8.78	8.68	9.86
Net interest rate spread	3.79	3.74	3.43	3.60	3.63
Net interest rate margin, fully tax-equivalent	3.99	3.99	3.74	3.99	4.25
Efficiency ratio	56.47	56.01	58.70	57.27	54.68
Non-performing loans to total loans	1.51	1.28	0.84	0.35	0.28
Non-performing assets to total assets	1.51	1.30	0.77	0.39	0.49
Net charge offs to average loans	0.55	0.40	0.59	0.16	0.20
Allowance for loan losses to total loans	1.93	1.69	1.39	1.14	1.12

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of S.Y. Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2011.

Our Business

S.Y. Bancorp, Inc. (Bancorp), incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2011, the Bank had 25 full service banking locations in the Louisville MSA, two full service banking locations in the Indianapolis MSA, and three full service banking locations in the Cincinnati MSA. In 2011, Bancorp acquired property for one additional location in the Indianapolis market projected to open in the first quarter of 2012.  The Bank’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by investment management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 13 through 42) — provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp.  It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements (pages 43 through 47) — include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Changes in Stockholders’ Equity, Comprehensive Income, and Cash Flows for each of the last three years.  Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements (pages 48 through 84) — provide insight into, and are an integral part of, the financial statements. The notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting (pages 83 through 87) — include the following:

•                  A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the fair presentation of Bancorp’s consolidated financial statements in all material respects based on their audits;

•                  A report from management indicating Bancorp’s responsibility for financial reporting and the financial statements;

•                  A report from management indicating Bancorp’s responsibility for the system of internal control over financial reporting, including an assessment of the effectiveness of those controls; and

•                  A report from KPMG LLP, which includes their opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Accounting Policies

Bancorp has prepared the consolidated financial information in this report in accordance with US GAAP.  In preparing the consolidated financial statements in accordance with US GAAP, Bancorp makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

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

Overview of 2011

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2011, Bancorp completed a year of asset and deposit growth with net income totaling $23,604,000, an increase of 3% over 2010.  Increased profitability was primarily due to a decline in interest expense and tax expense, partially offset by higher non-interest expenses. Diluted earnings per share for 2011 increased 2% over 2010 to $1.71, exceeding the highest amount recorded in any prior year.

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

Bancorp’s loan portfolio increased 2% during 2011 to $1.5 billion. Increased loan volume contributed to interest income in 2011, but the increase resulting from volume was offset by declining interest rates on loans and investments over the past year. As a result, interest income for 2011 was essentially level with 2010.  Despite significant deposit growth, interest expense declined due to lower funding costs on deposits and borrowings.  While rates on earning assets decreased, rates paid on liabilities decreased slightly more, resulting in an increased net interest spread and a stable net interest margin compared to 2010.

The magnitude of its investment management and trust revenue distinguishes Bancorp from other similarly sized community banks, making total non-interest income a continuing key contributor to earnings in 2011. Total non-interest income in 2011 was essentially level with 2010. Income from investment management and trust services, which constitutes an average of 40% of non-interest income, increased 4% for 2011 due to higher asset values and an expanding client base.  Trust assets under management rose to $1.74 billion at December 31, 2011, compared to $1.70 billion at December 31, 2010.  While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain fixed income and equity asset classes, which generally react inversely to each other.  As a broad approximation, a 10% drop in the S&P 500 index would decrease fees approximately 2 — 4%.  Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market. In addition, Bancorp experienced increases in bankcard transaction income and brokerage income.  Offsetting these increases was a decline in value of Bancorp’s investment in a domestic private investment fund.

Higher non-interest expenses for 2011 resulted from increases in occupancy, data processing expenses, losses on other real estate owned and other expenses, partially offset by decreases in salaries and benefits and FDIC insurance expense.  Bancorp’s efficiency ratio for 2011 of 56.5% increased slightly from 56.0% in 2010.

Also affecting 2011 results, Bancorp’s provision for loan losses increased to $12,600,000 compared to $11,469,000 for 2010, in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision results from an allowance methodology that is driven by risk ratings which reflects the impact on risk ratings resulting from the ongoing economic stress on borrowers witnessed from 2008 through 2011.  Management continues to be concerned that the prolonged economic downturn and prospects for uncertain recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  Bancorp’s allowance for loan losses was 1.93% of total loans at December 31, 2011, compared with 1.69% of total loans at December 31, 2010.

Bancorp’s effective tax rate decreased to 25.8% in 2011 from 28.3% in 2010.  The decrease in the 2011 effective tax rate was primarily due to an adjustment of approximately $700,000, or $0.05 per share, to Bancorp’s deferred tax assets relating to tax-advantaged investments that Bancorp has made in its primary market area over the years.  The lower income tax expense also reflected adjustments to update the Bancorp’s reserve for uncertain tax positions, which was reduced when the statute of limitations expired with the relevant taxing authorities.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp.

A summary of Bancorp’s TCE ratios at December 31, 2011 and 2010 is shown in the following table.

(in thousands, except per share data)	December 31, 2011	December 31, 2010

Total equity	$187,686	$169,861
Less goodwill	(682)	(682)
Tangible common equity	187,004	169,179

Total assets	2,053,097	1,902,945
Less goodwill	(682)	(682)
Total tangible assets	2,052,415	1,902,263

Tangible common equity ratio	9.11%	8.89%

Number of outstanding shares	13,819	13,737

Tangible common equity per share	$13.53	$12.32

See “Non-GAAP Financial Measures” for reconcilement of TCE to US GAAP measures.

Challenges for 2012 will include managing credit quality, achieving continued loan growth, and managing increasing regulatory requirements.

•                  Management continues to be concerned that a continued economic recession will cause a higher level of non-performing loans and potentially lower loan demand, both of which would negatively impact net income.  The extended duration of the economic downturn continues to weaken already stressed borrowers.  These conditions will likely have an ongoing effect on certain borrowers until overall business and real estate conditions improve.  Moreover, should market conditions not improve and foreclosed assets increase significantly, Bancorp’s flexibility to approach collateral sales in an orderly fashion to minimize losses may be reduced and management may be forced to liquidate problem loans more rapidly, thus increasing the loss on these assets.

•                  To achieve profitability goals for 2012, net loan growth must continue at a pace in excess of 2011. This will be impacted by competition and prevailing economic conditions.  Bancorp believes there is an opportunity for growth, and Bancorp’s ability to deliver attractive growth over the long-term is linked to Bancorp’s success in each market.

•                  The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low throughout 2009, 2010 and 2011.  Indications are that the Federal Reserve will keep short term rates low through late 2014.  Approximately 40% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 72% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, Bancorp’s net interest margin likely will be negatively affected until the increase exceeds 75 basis points from today’s levels.

•                  Bancorp expects net interest margin to be fairly consistent in 2012 with the level achieved in the fourth quarter of 2011 as rates are expected to be largely unchanged through the fourth quarter of 2012.  This would result in a net interest margin for 2012 similar to the level seen in 2011.  Increased deposit and loan rate competition could negatively impact this expectation, as could a decrease in longer term interest rates.

•                  Bancorp expects a decrease in non-interest income for 2012 in gains on sales of mortgage loans held for sale, as Bancorp does not expect the volume of refinance activity to continue at the pace experienced from 2009 through 2011. Bancorp expects year-over-year increases in non-interest expense including personnel and occupancy expenses as it opened a new operations center and renovated the main office complex in 2011, and expects to add an additional branch location in 2012.

•                  Bancorp anticipates higher non-interest expenses to meet the ongoing and increasing burden of additional regulatory requirements.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $23,604,000 or $1.71 per share on a diluted basis for 2011 compared to $22,953,000 or $1.67 per share for 2010 and $16,308,000 or $1.19 per share for 2009.  Net income for 2011 was positively impacted by:

•                  A 6% or $3.9 million increase in net interest income.

•                  A 10% or $0.8 million decrease in income tax expense

Net income for 2011 was negatively impacted by:

•                  A 10% or $1.1 million increase in provision for loan losses.

•                  A 1% or $0.5 million decrease in non-interest income.

•                  A 4% or $2.5 million increase in non-interest expenses.

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

Comparative information regarding net interest income follows:

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change		Change

Net interest income, tax-equivalent basis	$72,262	$68,264	$59,729	5.9%		14.3%
Net interest spread	3.79%	3.74%	3.43%	5	bp	31	bp
Net interest margin	3.99%	3.99%	3.74%	0	bp	25	bp
Average earning assets	$1,809,043	$1,712,173	$1,596,989	5.7%		7.2%
Five year Treasury bond rate at year end	0.83%	2.02%	2.69%	(119	)bp	(67	)bp
Average five year
Treasury bond rate	1.50%	1.91%	2.19%	(41	)bp	(28	)bp
Prime rate at year end	3.25%	3.25%	3.25%	0	bp	0	bp
Average prime rate	3.25%	3.25%	3.25%	0	bp	0	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin consistently apply a revised methodology for calculating net interest margin and net interest spread, implemented in the fourth quarter of 2011, and applied to all years presented herein, to exclude participation loans sold from the calculations.  Such loans remain on Bancorp’s balance sheet as required by generally accepted accounting principles because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans.  Under its revised methodology, these participation loans sold are excluded in the calculation of margins, which, in Bancorp’s view, provides a more accurate determination of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately $618 million, or 40%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $441 million, or 72% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $75 million or 12% of variable rate loans have contractual floors below 4%.  The remaining $102 million or 16% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon renewal of the loans.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $55 million or 3.8% in 2011; however, the declining interest rate environment drove average loan yields lower by 21 basis points.  Bancorp grew average interest bearing deposits $54 million or 4.4%.  Average interest costs on interest bearing deposits decreased 29 basis points, again reflecting the declining interest rate market and a more favorable mix of deposits. Average Federal Home Loan Bank (“FHLB”) advances decreased by $8.7 million or 12.6%, with average rates decreasing by 86 basis points.  Rate changes, combined with volume changes on loans and deposits, resulted in a relatively stable net interest income and net interest margin for 2011 compared to 2010.

Management anticipates a stable prime rate for 2012.  Time deposit maturities of approximately $144 million, or 35% of total time deposits, in the first two quarters could spark slight improvement in interest expense.  However, this will be offset by declining overall rates in the loan portfolio as persistent low prevailing rates are expected to erode the overall yield on loans and investments.  The margin could be impacted negatively if competition causes increases in deposit rates or a decline in loan pricing in Bancorp’s markets.

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

The December 31, 2011 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a slightly negative effect on net interest income, and a decrease of 100 basis points in interest rates would have a slightly positive effect on net interest income.  These estimates are summarized below.

Net interest income % change

Increase 200 bp	(0.51)
Increase 100 bp	(1.70)
Decrease 100 bp	0.01
Decrease 200 bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 30% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.  Analysis of rates increasing 300 bp or higher indicates a positive effect on net interest income.

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

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2011 and 2010 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2011/2010			2010/2009
	Increase (decrease)			Increase (decrease)
	due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$(69)	$(3,048)	$2,979	$2,615	$(1,610)	$4,225
Federal funds sold	117	36	81	59	28	31
Mortgage loans held for sale	(108)	(34)	(74)	(50)	(34)	(16)
Securities
Taxable	(100)	(84)	(16)	(104)	(666)	562
Tax-exempt	198	(428)	626	101	(327)	428

Total interest income	38	(3,558)	3,596	2,621	(2,609)	5,230

Interest expense
Deposits
Interest bearing demand deposits	118	51	67	18	(29)	47
Savings deposits	(54)	(65)	11	46	19	27
Money market deposits	(649)	(1,011)	362	685	(86)	771
Time deposits	(2,480)	(1,745)	(735)	(5,580)	(4,102)	(1,478)
Securities sold under agreements to repurchase	(79)	(105)	26	61	29	32
Federal funds purchased and other short-term borrowings	(7)	(4)	(3)	(18)	(15)	(3)
Federal Home Loan
Bank advances	(806)	(545)	(261)	(1,075)	(631)	(444)
Long-term debt	(3)	(3)	—	(51)	(49)	(2)

Total interest expense	(3,960)	(3,427)	(533)	(5,914)	(4,864)	(1,050)

Net interest income	$3,998	$(131)	$4,129	$8,535	$2,255	$6,280

Bancorp’s tax equivalent net interest income increased $4.0 million for the year ended December 31, 2011 compared to the same period of 2010 while 2010 increased $8.5 million compared to 2009.  Net interest income for 2011 compared to 2010 was positively impacted by an increase in loan and securities volume and a decrease in deposit and other borrowing rates, a more favorable mix of deposits, and the volume of interest-bearing liabilities.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Loan volume increases boosted net interest income by $3.0 million and declining rates on deposits, particularly time deposits, contributed $2.8 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $3.0 million.

zTable of Contents

For the year 2010 compared to 2009, loan interest income increased $2.6 million.  This is the net effect of a $4.2 million increase attributable to loan growth, offset by a $1.6 million decrease attributed to lower rates on loans.  Lower rates on deposits resulted in a decreased interest expense of $4.2 million, and lower volumes of liabilities resulted in decreased interest expense of $1.1 million.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios is summarized below:

(Dollars in thousands)	2011	2010	2009

Provision for loan losses	$12,600	$11,469	$12,775
Allowance to loans at year end	1.93%	1.69%	1.39%
Allowance to average loans for year	1.94%	1.74%	1.44%

The provision for loan losses is determined by Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, and reflected the impact of downgrading various loans’ status due to the ongoing economic stress on borrowers witnessed from 2008 through 2011.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Non-performing loans increased from $19.3 million at year-end 2010 to $23.3 million at December 31, 2011.  The ratio of non-performing loans to total loans was 1.51% at December 31, 2011, up from 1.28% at December 31, 2010.  Net charge-offs totaled 0.55% of average loans at year-end 2011, up from 0.40% at year-end 2010.  The increase in non-performing loans, including non-accrual loans, in 2011 reflected the reclassification of several unrelated loans to non-performing status due to ongoing economic stress on borrowers.  While Bancorp’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to be concerned that a prolonged recession will place additional pressure on credit quality and result in an increase in the level of non-performing loans.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2011 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2011, 2010 and 2009. The table shows the dollar and percentage change from 2010 to 2011 and from 2009 to 2010. Below the table is a discussion of significant changes and trends.

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change	%	Change	%

Investment management and trust services	$13,841	$13,260	$11,180	$581	4.4%	$2,080	18.6%
Service charges on deposit acccounts	8,348	8,600	8,531	(252)	(2.9)	69	0.8
Bankcard transaction revenue	3,722	3,313	2,909	409	12.3	404	13.9
Gain on sales of mortgage loans held for sale	2,122	2,321	2,163	(199)	(8.6)	158	7.3
Gain (loss) on sales of securities available for sale	—	159	(339)	(159)	(100.0)	498	(146.9)
Brokerage commissions and fees	2,219	2,136	1,749	83	3.9	387	22.1
Bank owned life insurance income	1,019	995	988	24	2.4	7	0.7
Other	1,973	2,955	2,855	(982)	(33.2)	100	3.5

	$33,244	$33,739	$30,036	$(495)	(1.5)%	$3,703	12.3%

Total non-interest income decreased 1.5% for the year ended December 31, 2011 compared to 2010. The largest component of non-interest income is investment management and trust revenue. Along with the effects of improving investment market conditions in 2010 and 2011, this area of the Bank continued to grow through attraction of new business and retention of existing business, despite normal attrition. Trust assets under management totaled $1.74 billion at December 31, 2011, compared to $1.70 billion at December 31, 2010. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  For 2011, 2010 and 2009 executor fees totaled approximately $362,000, $668,000 and $225,000, respectively.

Service charges on deposit accounts decreased $252,000 or 2.9%, for the year ended December 31, 2011 compared to the same period a year ago.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  Recent legislation required that Bancorp’s customers “opt in” to access their overdraft protection beginning in the third quarter of 2010.  Management believes this requirement has resulted in fewer overdrafts and a corresponding decline in service charge income in 2011.

Bankcard transaction revenue increased $409,000 or 12.3% in 2011 compared to 2010 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in 2011 compared favorably to 2010 as bankcard transaction volume continued to increase. Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will indirectly affect Bancorp as vendors continue to push for lower fees to be paid to all banks. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation may negatively affect this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers. The mortgage banking division also offers home equity conversion or “reverse” mortgages.  Gains on sales of mortgage loans decreased $199,000, or 8.6%, in 2011 compared to 2010.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates decreased during late 2011 and as a result refinance volume increased late in the year.

Bancorp had no gains on securities available for sale in 2011, compared to $159,000 for 2010.  In 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  In 2009, Bancorp sold trust preferred securities, generating a loss of $359,000, and mortgage-backed securities, generating gains of $20,000.

Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and are charged a fee based on a percentage of assets.  Total securities brokerage fees increased $83,000 or 3.9% for 2011 compared to the prior year corresponding to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) was $1,019,000 in 2011 compared to $995,000 for 2010.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related change in cash surrender value and proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income decreased $982,000, or 33.2%, during 2011 compared to 2010 primarily due to a decrease of the value of a domestic private investment fund.  Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities and is accounted for in accordance with FASB ASC 323-10 “Investments — Equity Method and Joint Ventures”.  The value of Bancorp’s investment decreased by $404,000 in 2011, compared to an increase of $606,000 in 2010.  Primarily because of income statement related volatility, management has chosen to liquidate its investment in this fund and expects this to occur by March 31, 2012.  Other non-interest income increased in 2010 compared to 2009 as a result of an increase in the value of the domestic private investment fund, partially offset by decreases in fees related to mortgage banking, combined with a variety of factors none of which are individually significant.

The following table provides a comparison of the components of non-interest expenses for 2011, 2010 and 2009. The table shows the dollar and percentage change from 2010 to 2011 and from 2009 to 2010. Below the table is a discussion of significant changes and trends.

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change	%	Change	%

Salaries and employee benefits	$33,125	$33,485	$30,147	$(360)	(1.1)%	$3,338	11.1%
Net occupancy expense	5,192	4,934	4,185	258	5.2	749	17.9
Data processing expense	5,014	4,834	4,479	180	3.7	355	7.9
Furniture and equipment expense	1,299	1,272	1,234	27	2.1	38	3.1
FDIC insurance	1,655	2,038	2,687	(383)	(18.8)	(649)	(24.2)
Losses (gains) on other real estate owned	1,716	(11)	—	1,727	*	(11)	(100.0)
Other	11,580	10,579	9,963	1,001	9.5	616	6.2

	$59,581	$57,131	$52,695	$2,450	4.3%	$4,436	8.4%

* Ratio exceeds 100%

Salaries and benefits are the largest component of non-interest expenses and decreased $360,000 or 1.1% for 2011 compared to 2010, primarily due to decreases in performance-based incentive accruals.  At December 31, 2011, the Bank had 480 full-time equivalent employees compared to 475 at the same date in 2010 and 470 for 2009.

Net occupancy expense increased $258,000 or 5.2% from 2010 to 2011, primarily due to an increase in depreciation expense, much of which is attributable to the new operations center location opened in 2011. The Bank opened no new branch locations in 2011, after opening two new locations in 2010.  At December 31, 2011 the Bank had thirty banking center locations including the main office.

Data processing expense increased $180,000 or 3.7% largely due to increased computer equipment depreciation and higher costs for processing debit cards as volume increased.

Furniture and equipment expense increased $27,000 or 2.1% in 2011, as compared to 2010, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $383,000, or 18.8% for the year ended December 31, 2011, as compared to the same period in 2010.  The decrease is due to a change in the base on which the assessment is calculated and lower assessment rates in 2011.

Losses on other real estate owned (OREO) totaled $1,716,000 for the year ended December 31, 2011, compared to gains totaling $11,000 for the same period in 2010.  In 2011, Bancorp recorded write-downs on OREO intended to position Bancorp to move those properties more quickly from the balance sheet.

Other non-interest expenses increased $1,001,000, or 9.5% for the year ended December 31, 2011 compared to the same period of 2010.  The increases included a $380,000 write-down of fixed assets related to a building renovation, and an increase of $395,000 in donations.  In addition, bank franchise taxes increased $407,000 from 2010 to 2011. Also included in this category are amortization expenses related to mortgage servicing rights (MSRs).  Mortgage volume increased the amount of MSRs over 2010 and 2011, resulting in a corresponding increase of MSR amortization of $198,000 in 2011 compared to 2010.  Offsetting the increases in 2011 were decreases of $254,000 in professional fees and a variety of factors including advertising, printing, mail and telecommunications, none of which is individually significant.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2011	2010	2009

Income tax expense	$8,191	$9,065	$6,933
Effective tax rate	25.8%	28.3%	29.8%

The decrease in the income tax expense and the effective tax rate primarily reflected an adjustment of approximately $700,000 to the Company’s deferred tax assets relating to tax-advantaged investments that the Company has made in its primary market area over the years.  The lower income tax expense also reflected adjustments to update the Company’s reserve for uncertain tax positions, which was reduced when the statute of limitations expired with the relevant taxing authorities.  For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change	%	Change	%

Average earning assets	$1,809,043	$1,712,173	$1,596,989	$96,870	5.7%	$115,184	7.2%
Average interest bearing liabilities	1,456,866	1,408,593	1,330,228	48,273	3.4	78,365	5.9
Average total assets	1,959,609	1,847,452	1,717,474	112,157	6.1	129,978	7.6
Total year end assets	2,053,097	1,902,945	1,791,479	150,152	7.9%	111,466	6.2%

The Bank has experienced modest growth in earning assets over the last several years primarily in the area of loans.  From 2010 to 2011, average loans increased 3.8%, or $54.7 million, while average securities increased $14.5 million, or 7.3%.  Much of loan growth is attributed to industrial and multi-family properties and healthcare facility loans. The Bank continues to target private banking clientele as having attractive growth potential.  These relationships afford loan growth and bring opportunities to provide full-service financial relationships as well as provide personal financial services to the business owners.  During 2010, average loans increased 5.5% with growth being primarily from industrial and multi-family properties.

Average total interest bearing accounts increased 4.4% and non-interest bearing accounts increased 17.7% in 2011.  The increase in average interest bearing liabilities from 2010 to 2011 occurred primarily in money market and demand deposits as clients have excess cash and few investment alternatives in the current environment.  Time deposits decreased 8.4% or $38.5 million in 2011, as Bancorp intentionally did not renew higher cost deposits. Bancorp continued to utilize fixed rate advances from the FHLB during 2011 as they compared favorably to similar term time deposits.  Bancorp had an average of $60.4 million in outstanding FHLB advances in 2011 compared to $69.2 million and $80.9 million in 2010 and 2009, respectively.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances totaling $30 million with the FHLB, resulting in lower interest cost over the remaining term of these advances.

In 2009, Bancorp began a correspondent banking division to offer participation loans, deposit services, international services, investment management and trust services, holding company loans, and other services to community banks across Kentucky and southern Indiana.  At December 31, 2011 and 2010, federal funds purchased from correspondent banks totaled $17.3 million and $22.0 million, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2011			Year 2010			Year 2009
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$86,600	$255	0.29%	$57,433	$138	0.24%	$42,759	$79	0.18%
Mortgage loans held for sale	5,394	231	4.28%	7,069	339	4.80%	7,385	389	5.27%
Securities
Taxable	163,230	4,954	3.03%	163,945	5,057	3.08%	147,601	5,164	3.50%
Tax-exempt	50,644	1,903	3.76%	35,438	1,705	4.81%	27,230	1,604	5.89%
FHLB stock	5,900	220	3.73%	5,717	217	3.80%	5,138	214	4.17%
Loans, net of unearned income	1,497,275	80,006	5.34%	1,442,571	80,075	5.55%	1,366,876	77,460	5.67%

Total earning assets	1,809,043	87,569	4.84%	1,712,173	87,531	5.11%	1,596,989	84,910	5.32%

Less allowance for loan losses	27,950			23,085			17,688
	1,781,093			1,689,088			1,579,301

Non-earning assets
Cash and due from banks	27,240			26,990			25,690
Premises and equipment	34,589			29,349			28,034
Accrued interest receivable and other assets	116,687			102,025			84,449

Total assets	$1,959,609			$1,847,452			$1,717,474

	Year 2011			Year 2010			Year 2009
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$281,566	$600	0.21%	$248,626	$482	0.19%	$224,805	$464	0.21%
Savings deposits	70,290	109	0.16%	65,375	163	0.25%	54,039	117	0.22%
Money market deposits	501,792	2,601	0.52%	447,319	3,250	0.73%	341,535	2,565	0.75%
Time deposits	418,750	6,795	1.62%	457,275	9,275	2.03%	512,669	14,855	2.90%
Securities sold under agreements to repurchase	61,595	253	0.41%	56,919	332	0.58%	51,145	271	0.53%
Federal funds purchased and other short-term borrowings	21,537	38	0.18%	23,019	45	0.20%	24,201	63	0.26%
FHLB advances	60,436	1,460	2.42%	69,159	2,266	3.28%	80,904	3,341	4.13%
Long-term debt	40,900	3,451	8.44%	40,901	3,454	8.44%	40,930	3,505	8.56%

Total interest bearing liabilities	1,456,866	15,307	1.05%	1,408,593	19,267	1.37%	1,330,228	25,181	1.89%

Non-interest bearing liabilities
Non-interest bearing demand deposits	277,310			235,644			198,888
Accrued interest payable and other liabilities	45,795			39,643			37,637

Total liabilities	1,779,971			1,683,880			1,566,753

Stockholders’ equity	179,638			163,572			150,721

Total liabilities and stockholders’ equity	$1,959,609			$1,847,452			$1,717,474

Net interest income		$72,262			$68,264			$59,729

Net interest spread			3.79%			3.74%			3.43%

Net interest margin			3.99%			3.99%			3.74%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,530,000, $1,385,000 and $1,054,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

•                 Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $585,000, $922,000 and $570,000 in 2011, 2010 and 2009, respectively.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2011	2010	2009
Securities available for sale
U.S. Treasury and other U.S. government obligations	$115,001	$—	$3,019
Government sponsored enterprise obligations	46,186	114,539	124,688
Mortgage-backed securities — government agencies	120,495	60,748	66,681
Obligations of states and political subdivisions	69,501	68,789	32,812
Trust preferred securities of financial institutions	1,002	1,256	1,025

	$352,185	$245,332	$228,225

Securities held to maturity
Mortgage-backed securities — government agencies	$—	$20	$35

	$—	$20	$35

The maturity distribution and weighted average interest rates of securities at December 31, 2011, are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and other U.S. government obligations	$115,001	-0.05%	$—	—	$—	—	$—	—
Government sponsored enterprise obligations	4,444	4.95%	36,560	3.63%	3,160	4.93%	2,022	4.83%
Mortgage-backed securities — government agencies	—	—	1,583	3.91%	12,998	1.86%	105,914	3.03%
Obligations of states and political subdivisions	11,262	2.81%	32,908	2.63%	25,331	5.00%	—	—
Trust preferred securities of financial institutions	—	—	—	—	—	—	1,002	8.00%

	$130,707	0.37%	$71,051	3.17%	$41,489	4.01%	$108,938	3.11%

The $115 million of U.S. Treasury securities consisted of short-term treasury bills, which matured in January 2012, purchased over year-end as a means to minimize state taxes.  Tax savings exceeded the lost principal generated by the negative yield on these securities.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2011		2010		2009		2008		2007

Commercial and industrial	$393,729		$343,956		$336,889		$348,174		$309,506

Construction and development	147,637		159,482		204,653		167,402		144,668

Real estate mortgage:
Commercial investment	399,655		343,163		326,421		248,308		240,610
Owner occupied commercial	297,121		336,032		230,001		249,164		200,122
1-4 family residential	154,565		157,983		147,342		160,322		145,362
Home equity		(a)		(a)		(a)		(a)	136,962
Home equity - first lien	38,637		39,449		41,644		22,973			(a)
Home equity - junior lien	76,687		91,813		108,398		122,535			(a)

Subtotal: Real estate mortgage	966,665		968,440		853,806		803,302		723,056

Consumer	36,814		36,547		40,114		30,759		24,708

	$1,544,845		$1,508,425		$1,435,462		$1,349,637		$1,201,938

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

The increase in the commercial investment and owner occupied commercial categories is the result of a consistent strategy to serve existing clients in Bancorp’s local markets.  Much of the growth is attributed to industrial and multi-family properties and healthcare facility loans with substantial obligor cash equity and strong guarantor support.  The decrease in the construction and development category since 2009 reflects internal reclassifications of loan types as project completions resulted in permanent financing.  Bancorp’s focus has not been on housing and retail construction lending, sources of increased credit risk in the current environment.

Junior lien home equity loans, which comprise 5% of the loan portfolio at December 31, 2011, are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  The overall level of home equity junior liens as a percentage of the overall portfolio and the level of related outstanding commitments have been declining over the last several years, as this is not a primary strategy for loan growth for Bancorp.

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At December 31, 2011 and 2010, the total loans of this nature were $30.3 million and $34.8 million respectively.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$181,667	$144,331	$67,731	$393,729
Construction and development	69,781	50,034	27,822	147,637

	Interest Sensitivity
Commercial and industrial loans	Fixed rate	Variable rate
(In thousands)

Due after one but within five years	$93,642	$50,689
Due after five years	58,865	8,866

	$152,507	$59,555

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007

Non-accrual loans	$18,737	$14,388	$10,455	$4,455	$2,964
Troubled debt restructuring	3,402	2,882	753	—	—
Loans past due 90 days or more and still accruing	1,160	2,044	893	255	406
Non-performing loans	23,299	19,314	12,101	4,710	3,370
Foreclosed real estate	7,773	5,445	1,556	1,560	3,831
Other foreclosed property	—	—	60	96	—
Non-performing assets	$31,072	$24,759	$13,717	$6,366	$7,201

Non-performing loans as a percentage of total loans	1.51%	1.28%	0.84%	0.35%	0.28%
Non-performing assets as a percentage of total assets	1.51%	1.30%	0.77%	0.39%	0.49%
Allowance for loan loss as a percentage of non- performing loans	128%	132%	165%	327%	399%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	December 31, 2011	December 31, 2010
Commercial and industrial	$2,665	$2,328
Construction and development	2,416	4,589
Real estate mortgage - commercial investment	5,393	3,214
Real estate mortgage - owner occupied commercial	4,681	1,426
Real estate mortgage - 1-4 family residential	3,342	1,984
Home equity	146	570
Consumer	94	277

Total	$18,737	$14,388

The increase in non-accrual loans reflects the effects on borrowers of continuing economic pressures and operating difficulties over the past year.  The increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.  Bancorp has eight borrowers, all in its primary market, who account for $13,234,000 or approximately 70% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.

While Bancorp’s metrics for net charge-offs and non-performing loans remain at relatively low levels compared to the banking industry, management continues to be concerned that a prolonged recession will place additional pressure on credit quality and result in an increase in the level of non-performing loans.  To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions, rather than initiate collection, this could result in an increase in loans accounted for as troubled debt restructuring.

The threshold at which loans are generally transferred to non-accrual of interest status is 90 days past due unless they are well secured and in the process of collection. Interest income recorded on non-accrual loans was $391,000, $250,000, and $216,000 for 2011, 2010, and 2009, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $464,000, $640,000, and $627,000 for 2011, 2010, and 2009, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $46,148,000, $50,051,000, and $20,564,000 at December 31, 2011, 2010, and 2009, respectively. These loans continue at levels higher than Bancorp experienced pre-recession due to the ongoing economic stress on borrowers witnessed from 2008 through 2011.  These relationships are monitored closely for possible future inclusion in non-performing loans.  Management believes it has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets increased 21 basis points from 2010 to 2011.  The increase in non-performing assets as a percentage of total assets was due to the increase in non-accrual loans and an increase in foreclosed real estate.  At December 31, 2011 and December 31, 2010, the carrying value of other real estate owned was $7.8 million and $5.5 million, respectively.  The recession has resulted in an increase in foreclosures.  In 2011, Bancorp recorded impairment charges totaling $1,737,000 based on appraisals of the foreclosed properties and write-downs intended to position Bancorp to move these properties more quickly from the balance sheet.  No impairment charges were recorded in 2010 or 2009 for these properties as management believes these properties were appropriately recorded at lower of cost or market.

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

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Management charges loans down to net realizable value if liquidation is inevitable but may take time.

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

Adversely rated credits are included on a loan watch list. This list also includes loans requiring closer monitoring due to borrower’s circumstances.  However, these loans have generally not reached a level of adversity which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan. This could include any of the following:

•                  Delinquency of a scheduled loan payment,

•                  Severe deterioration in the borrower’s or guarantor’s financial condition identified in a review of periodic financial statements,

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

•                  Allocations for individually significant loans not defined as impaired are based on estimates needed for pools of loans with similar risk.

•                  Allocations for loans not reviewed are totaled by loan category and are assigned a loss allocation factor based upon the Bank’s historical net loss percentages by loan type.

•                  Additional allowance allocations based on subjective factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends and portfolio concentrations.

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

	Year ended December 31
(Dollars in thousands)	2011	2010	2009	2008	2007

Average Loans	$1,529,556	$1,469,116	$1,391,644	$1,295,711	$1,159,101

Balance of allowance for loan losses at beginning of year	$25,543	$20,000	$15,381	$13,450	$12,203
Loans charged off
Commercial and industrial	1,015	1,418	4,925	341	1,695
Construction and development	1,593	2,211	38	109	42
Real estate mortgage	5,840	2,450	3,099	1,689	547
Consumer	673	687	1,055	824	827
Total loans charged off	9,121	6,766	9,117	2,963	3,111

Recoveries of loans previously charged off
Commercial and industrial	108	115	59	31	242
Construction and development	—	26	2	—	—
Real estate mortgage	158	163	393	236	65
Consumer	457	536	507	577	526
Total recoveries	723	840	961	844	833
Net loans charged off	8,398	5,926	8,156	2,119	2,278
Additions to allowance charged to expense	12,600	11,469	12,775	4,050	3,525
Balance at end of year	$29,745	$25,543	$20,000	$15,381	$13,450
Ratio of net charge-offs during year to average loans	0.55%	0.40%	0.59%	0.16%	0.20%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2011 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2011	2010	2009	2008	2007

Commercial and industrial	$7,364	$2,796	$4,091	$2,717	$1,991
Construction and development	3,546	3,630	1,518	1,528	876
Real estate mortgage	11,182	12,203	6,513	4,065	3,421
Consumer	540	623	947	1,865	3,444
Unallocated	7,113	6,291	6,931	5,206	3,718

	$29,745	$25,543	$20,000	$15,381	$13,450

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

The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the allocated allowance.  Additional allowance allocations based on subjective factors are not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  The conditions evaluated in connection with the unallocated allowance primarily include factors such as economic conditions and forecasts and their potential impact on the loan portfolio, but may also include the adequacy of loan policies and internal controls, the experience of the lending staff, bank regulatory examination results, and changes in the composition of the portfolio.

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2011	2010	2009

Provision for loan losses to average loans	0.82%	0.78%	0.92%
Net charge-offs to average loans	0.55%	0.40%	0.59%
Allowance for loan losses to average loans	1.94%	1.74%	1.44%
Allowance for loan losses to year end loans	1.93%	1.69%	1.39%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $250,000, certain certificates of deposit over $250,000 and IRAs.  These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements.  The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2011		2010		2009
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$277,310	—	$235,644	—	$198,888	—
Interest bearing demand deposits	281,566	0.21%	248,626	0.19%	224,805	0.21%
Savings deposits	70,290	0.16%	65,375	0.25%	54,039	0.22%
Money market deposits	501,792	0.52%	447,319	0.73%	341,535	0.75%
Time deposits	418,750	1.62%	457,275	2.03%	512,669	2.90%

	$1,549,708		$1,454,239		$1,331,936

Maturities of time deposits of $250,000 or more outstanding at December 31, 2011, are summarized as follows:

(In thousands)	Amount

3 months or less	$11,253
Over 3 through 6 months	7,714
Over 6 through 12 months	15,346
Over 12 months	10,394

$44,707

Short-Term Borrowings

Securities sold under agreements to repurchase represent short-term borrowings from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core deposits since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$66,026	0.30%	$60,075	0.44%	$51,321	0.64%
Average during year	61,595	0.41%	56,919	0.58%	51,145	0.53%
Maximum month end balance during year	69,818		65,521		56,125

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during 2008 with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities, which qualify as Tier 1 capital, will mature on December 31, 2038, but are callable by Bancorp on or after December 31, 2013.  Also in 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  The subordinated debt qualifies as tier 2 capital and may be prepaid at any time.  In the first quarter of 2012, Bancorp exercised its call option and prepaid the subordinated debt without penalty.  See Note 11 for further information regarding subordinated debentures.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $22.0 million at December 31, 2011. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $352.2 million at December 31, 2011, and included an unrealized net gain of $9.1 million. The portfolio includes maturities of approximately $130.5 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2011, total investment securities pledged for these purposes comprised 36% of the available for sale investment portfolio, leaving $226.8 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2011, such deposits totaled $1.209 billion and represented 75% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of December 30, 2011, Bancorp had only $6.8 million or 0.4% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, the Bank is a member of the FHLB of Cincinnati. As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to other time deposits.  At December 31, 2011, the amount of available credit from the FHLB totaled $96 million.  See Note 10 for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has available federal funds purchased lines with correspondent banks totaling $65 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon its asset size.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Cash flow is provided primarily through the financing activities of the Bank which include raising deposits and the borrowing of funds from institutional sources such as advances from FHLB and fed funds purchased as well as scheduled loan repayments.  These funds are then primarily used to facilitate the investment activities of the Bank which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  As discussed in Note 16 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay dividends up to the Bank’s net income of the prior two years less any dividends paid for the same two years.  Regulatory approval is required for dividends exceeding these amounts. Prior to the declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2011 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$318,907	$211,514	$45,494	$34,013	$27,886
Standby letters of credit	13,289	8,686	4,502	100	1

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements to support the ongoing activities of Bancorp.  Bancorp also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue.  Bancorp receives revenue from the relationship which offsets a portion of the expenses over the term of the agreement. See Note 10, Note 11, Note 14 and Note 17 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, subordinated debentures, the defined benefit retirement plan and operating leases.

The required payments under such commitments at December 31, 2011 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$10,233	$1,779	$2,801	$1,994	$3,659
Defined benefit retirement plan	4,112	123	207	168	3,614
Time deposit maturities	408,667	256,548	128,877	23,238	4
Federal Home Loan Bank advances	60,431	12	40,023	20,024	372
Subordinated debentures	10,000	—	—	—	10,000
Trust preferred securities	30,900	—	—	—	30,900
Other	3,200	400	800	800	1,200

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2011	2010	2009

Stockholders’ equity	$187,686	$169,861	$153,614
Dividends per share	$0.72	$0.69	$0.68
Tier 1 risk-based capital	12.77%	12.06%	11.66%
Total risk-based capital	14.63%	13.93%	13.55%
Leverage ratio	10.53%	10.31%	10.16%

Importantly, the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement.  Since 2008, Bancorp has had no share buyback plan, choosing instead to continue to grow its capital in the face of uncertain economic times and regulatory environment.  S.Y. Bancorp increased its cash payout to stockholders during 2011 to an annual dividend of $0.72, up from $0.69 per share in 2010. This represents a payout ratio of 42.11% based on basic EPS and an annual yield of 3.51% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in capital ratios from 2010 to 2011 resulted largely from the growth of retained earnings.  See Note 11 for more detail regarding the subordinated debenture component of capital.  Note 21 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $5,462,000 and $3,139,000 at December 31, 2011 and 2010, respectively. The $2,323,000 increase is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2011 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2011	2010	2009

Return on average assets	1.20%	1.24%	0.95%
Return on average stockholders’ equity	13.14%	14.03%	10.82%
Dividend payout ratio, based on basic EPS	42.11%	41.07%	56.67%
Average stockholders’ equity to average assets	9.17%	8.85%	8.78%

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

Mortgage servicing rights (“MSRs”), carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2011 and 2010 there was no valuation allowance for the MSRs, as the fair value exceeded the carrying value.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2011 and December 31, 2010, the carrying value of other real estate owned was $7,773,000 and $5,445,000, respectively.  The ongoing economic stress on borrowers witnessed from 2008 through 2011 has resulted in an increase in foreclosures.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.  For impaired loans, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  At December 31, 2011 and December 31, 2010, the carrying value of impaired loans was $10,021,000 and $5,521,000, respectively.  These measurements are classified as Level 3.

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

	December 31,
(in thousands, except per share data)	2011	2010

Total equity (a)	$187,686	$169,861
Less goodwill	(682)	(682)

Tangible common equity (c)	187,004	169,179

Total assets (b)	$2,053,097	$1,902,945
Less goodwill	(682)	(682)

Total tangible assets (d)	2,052,415	1,902,263

Total shareholders’ equity to total assets (a/b)	9.14%	8.93%
Tangible common equity ratio (c/d)	9.11%	8.89%

Number of outstanding shares (e)	13,819	13,737

Book value per share (a/e)	$13.58	$12.37
Tangible common equity per share (c/e)	13.53	12.32

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Bancorp in its first quarter of fiscal 2012 and will be applied prospectively.  Bancorp is evaluating the impact of ASU 2011-04, and believes there will be no significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). Entities are required to provide disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The ASU is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.  The adoption of ASU 2011-11 is not expected to have an impact on Bancorp’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Income - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2011	2010

Assets
Cash and due from banks	$32,901	$17,702
Federal funds sold and interest bearing due from banks	22,019	23,953
Mortgage loans held for sale	4,381	12,387
Securities available for sale (amortized cost of $343,059 in 2011 and $240,097 in 2010)	352,185	245,332
Securities held to maturity (fair value of $22 in 2010)	—	20
Federal Home Loan Bank stock	4,948	4,771
Other securities	1,001	1,001
Loans	1,544,845	1,508,425
Less allowance for loan losses	29,745	25,543
Net loans	1,515,100	1,482,882
Premises and equipment, net	36,611	31,665
Bank owned life insurance	27,143	26,124
Accrued interest receivable	5,964	6,288
Other assets	50,844	50,820

Total assets	$2,053,097	$1,902,945

Liabilities
Deposits
Non-interest bearing	$313,587	$247,465
Interest bearing	1,304,152	1,246,003
Total deposits	1,617,739	1,493,468

Securities sold under agreements to repurchase	66,026	60,075
Federal funds purchased	37,273	25,436
Other short-term borrowings	—	1,998
Accrued interest payable	232	304
Other liabilities	42,810	50,461
Federal Home Loan Bank advances	60,431	60,442
Subordinated debentures	40,900	40,900

Total liabilities	1,865,411	1,733,084

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,819,319 shares in 2011 and 13,736,942 shares in 2010	6,953	6,679
Additional paid-in capital	14,599	12,206
Retained earnings	160,672	147,837
Accumulated other comprehensive income	5,462	3,139

Total stockholders’ equity	187,686	169,861

Total liabilities and stockholders’ equity	$2,053,097	$1,902,945

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2011	2010	2009

Interest income
Loans	$79,049	$79,203	$76,889
Federal funds sold	255	138	79
Mortgage loans held for sale	231	339	389
Securities
Taxable	5,174	5,274	5,378
Tax-exempt	1,330	1,192	1,121

Total interest income	86,039	86,146	83,856

Interest expense
Deposits	10,105	13,170	18,001
Securities sold under agreements to repurchase	253	332	271
Federal funds purchased	38	45	63
Other short-term borrowings	—	—	—
Federal Home Loan Bank advances	1,460	2,266	3,341
Subordinated debentures	3,451	3,454	3,505

Total interest expense	15,307	19,267	25,181
Net interest income	70,732	66,879	58,675

Provision for loan losses	12,600	11,469	12,775
Net interest income after provision for loan losses	58,132	55,410	45,900

Non-interest income
Investment management and trust services	13,841	13,260	11,180
Service charges on deposit accounts	8,348	8,600	8,531
Bankcard transaction revenue	3,722	3,313	2,909
Gains on sales of mortgage loans held for sale	2,122	2,321	2,163
Gains (losses) on sales of securities available for sale	—	159	(339)
Brokerage commissions and fees	2,219	2,136	1,749
Bank owned life insurance income	1,019	995	988
Other	1,973	2,955	2,855

Total non-interest income	33,244	33,739	30,036

Non-interest expenses
Salaries and employee benefits	33,125	33,485	30,147
Net occupancy expense	5,192	4,934	4,185
Data processing expense	5,014	4,834	4,479
Furniture and equipment expense	1,299	1,272	1,234
FDIC insurance	1,655	2,038	2,687
Loss (gain) on other real estate owned	1,716	(11)	—
Other	11,580	10,579	9,963

Total non-interest expenses	59,581	57,131	52,695

Income before income taxes	31,795	32,018	23,241
Income tax expense	8,191	9,065	6,933
Net income	$23,604	$22,953	$16,308
Net income per share, basic	$1.71	$1.68	$1.20
Net income per share, diluted	$1.71	$1.67	$1.19

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three years ended December 31, 2011
					Accumulated
	Common stock		Additional		other
(In thousands, except per share	Number of		paid-in	Retained	comprehensive
data)	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2008	13,474	$5,802	$7,485	$128,923	$2,290	$144,500

Net income	—	—	—	16,308	—	16,308
Other comprehensive income, net of tax	—	—	—	—	(91)	(91)
Stock compensation expense	—	—	691	—	—	691
Shares issued for stock options exercised	114	379	1,204	—	—	1,583
Shares issued for dividend reinvestment plan	10	35	219	—	—	254
Shares issued for non-vested restricted stock	26	85	481	(566)	—	—
Cash dividends, $0.68 per share	—	—	—	(9,238)	—	(9,238)
Shares repurchased and cancelled	(17)	(57)	(351)	15	—	(393)

Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614

Net income	—	—	—	22,953	—	22,953
Other comprehensive income, net of tax	—	—	—	—	940	940
Stock compensation expense	—	—	952	—	—	952
Shares issued for stock options exercised	93	311	919	—	—	1,230
Shares issued for dividend reinvestment plan	1	2	14	—	—	16
Shares issued for non-vested restricted stock	54	181	961	(1,142)	—	—
Cash dividends, $0.69 per share	—	—	—	(9,448)	—	(9,448)
Shares repurchased and cancelled	(18)	(59)	(369)	32	—	(396)

Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861

Net income	—	—	—	23,604	—	23,604
Other comprehensive income, net of tax	—	—	—	—	2,323	2,323
Stock compensation expense	—	—	1,165	—	—	1,165
Shares issued for stock options exercised	47	157	493	—	—	650
Shares issued for dividend reinvestment plan	1	2	11	—	—	13
Shares issued for non-vested restricted stock	42	140	866	(1,006)	—	—
Cash dividends, $0.72 per share	—	—	—	(9,930)	—	(9,930)
Shares repurchased and cancelled	(8)	(25)	(142)	167	—	—

Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2011	2010	2009

Net income	$23,604	$22,953	$16,308
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $1,362, $580, and $(163), respectively)	2,530	1,076	(303)
Reclassification adjustment for securities losses (gains) realized in income (net of tax of $0, $(56), and $119, respectively)	—	(103)	220
Minimum Pension Liability adjustment (net of tax of $(111), $(18), and $(4), respectively)	(207)	(33)	(8)

Other comprehensive income (loss)	2,323	940	(91)

Comprehensive income	$25,927	$23,893	$16,217

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2011	2010	2009

Operating activities
Net income	$23,604	$22,953	$16,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,600	11,469	12,775
Depreciation, amortization and accretion, net	4,019	3,274	2,554
Deferred income tax benefit	(2,068)	(1,556)	(1,949)
Loss (gain) on sale of securities available for sale	—	(159)	339
Gains on sales of mortgage loans held for sale	(2,122)	(2,321)	(2,163)
Origination of mortgage loans held for sale	(126,306)	(173,112)	(231,399)
Proceeds from sale of mortgage loans held for sale	136,434	176,295	223,263
Bank owned life insurance income	(1,019)	(995)	(988)
Decrease (increase) in value of private investment fund	421	(606)	(459)
Loss (gain) on the sale of foreclosed assets	1,716	27	(46)
Loss on the disposal of equipment	382	2	—
Stock compensation expense	1,165	952	691
Excess tax benefits from share-based compensation arrangements	(125)	(140)	(244)
Valuation losses reversal of mortgage servicing rights	—	—	(176)
Decrease (increase) in accrued interest receivable and other assets	3,533	(6,959)	(6,374)
Increase (decrease) in accrued interest payable and other liabilities	(7,805)	7,520	916
Net cash provided by operating activities	44,429	36,644	13,048

Investing activities
Purchases of securities available for sale	(404,514)	(254,332)	(268,064)
Proceeds from sale of securities available for sale	—	27,064	7,774
Proceeds from maturities of securities available for sale	300,620	210,907	203,756
Proceeds from maturities of securities held to maturity	20	15	8
Net increase in loans	(57,037)	(84,559)	(84,624)
Purchases of premises and equipment	(8,249)	(6,173)	(2,607)
Proceeds from disposal of equipment	7	4	—
Proceeds from sale of foreclosed assets	7,206	1,808	1,012
Net cash used in investing activities	(161,947)	(105,266)	(142,745)

Financing activities
Net increase in deposits	124,271	75,284	147,259
Net increase in securities sold under agreements to repurchase and federal funds purchased	17,788	14,672	4,322
Net (decrease) increase in other short-term borrowings	(1,998)	189	677
Proceeds from Federal Home Loan Bank advances	—	50,000	20,460
Repayments of Federal Home Loan Bank advances	(11)	(50,011)	(30,007)
Prepayment penalty on modification of Federal Home Loan Bank advances	—	(1,336)	—
Repayments of subordinated debentures	—	(30)	(30)
Issuance of common stock for options and dividend reinvestment plan	705	1,106	1,687
Excess tax benefits from share-based compensation arrangements	125	140	244
Common stock repurchases	(167)	(396)	(393)
Cash dividends paid	(9,930)	(11,765)	(9,211)
Net cash provided by financing activities	130,783	77,853	135,008

Net increase in cash and cash equivalents	13,265	9,231	5,311

Cash and cash equivalents at beginning of year	41,655	32,424	27,113

Cash and cash equivalents at end of period	$54,920	$41,655	$32,424

Supplemental cash flow information:
Income tax payments	$4,611	$8,945	$9,155
Cash paid for interest	15,379	19,390	25,444
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$12,219	$5,776	$759

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2011 presentation.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

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

Securities

Securities that Bancorp has the intent and ability to hold until maturity are carried at amortized cost. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security.  If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in gains (losses) on sales of securities available for sale in the consolidated statements of income.  See Note 3 for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. All mortgage loans are covered by investor commitments, so gains on sales of mortgage loans are recorded at the time of disbursement of loan proceeds at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.  For each loan in the portfolio there is a commitment to purchase by an investor.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once the prospects for recovering both principal and accrued interest are reasonably assured.  Loans are accounted for as troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  If a restructured loan at a current market rate performs according to its restructured terms, it shall be removed from restructured status generally after six months.

Loans are classified as impaired when it is probable the Bank will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans’ effective interest rate or at the estimated fair value of the loans’ collateral, if applicable.  Impaired loans consist of loans in non-accrual status or loans accounted for as troubled debt restructuring.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that adequately provides for probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based on consideration of the following principal elements:

•                  Specific allocations are based upon probable losses on individually evaluated impaired loans.  These estimates are based primarily upon collateral value less a discount representing estimated liquidation costs, but other objective factors such as payment history and financial condition of the borrower or guarantor may be considered as well.

•                  Allocations for individually significant loans not defined as impaired are assigned a loss allocation factor based on estimates needed for pools of loans with similar risk.

•                  Allocations for loans not reviewed are totaled by loan category and are assigned a loss allocation factor based upon the Bank’s historical net loss percentages by loan type.

•                  Additional allowance allocations are included based on subjective factors not necessarily associated with a specific credit or loan category which represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends and portfolio concentrations.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over the terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Bancorp’s investment in a domestic private investment fund is comprised of bank and other financial industry securities and is accounted for as an equity-method investment in accordance with US GAAP.

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

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp.  These agreements are used in conjunction with corporate cash management accounts.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2011 and 2010 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted.  As of December 31, 2011 and 2010, the gross amount of unrecognized tax benefits was $101,000 and $230,000, respectively.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2011 and 2010, the amount accrued for the potential payment of interest and penalties was $7,000 and $20,000, respectively.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its thirty full service banking locations as of December 31, 2011.  These services include lending and deposit services, cash management services, securities brokerage activities, mortgage origination and investment management and trust activities.  The Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

For all awards granted after 2005, stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivatives

Bancorp offers interest rate swaps to customers desiring long-term fixed rate lending whereby Bancorp receives interest at a fixed rate and pays interest at a variable rate. Simultaneously, Bancorp enters into an interest rate swap agreement with a correspondent bank whereby Bancorp pays interest at a fixed rate and receives interest at a variable rate. Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings.

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

Recently Adopted Accounting Pronouncement

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a Troubled Debt Restructuring (TDR). The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both a restructuring constitutes a concession not otherwise granted in its operations, and the debtor is experiencing financial difficulties. For the purposes of those two tests, the final ASU provides clarifications regarding the debtor’s access to funds at current market rates, assessing the debtor’s financial difficulties, and payment delays.  The amendments in this update were effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not result in additional loans being identified as TDR.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $679,000 and $915,000 at December 31, 2011 and 2010, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

December 31, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$115,001	$—	$—	$115,001
Government sponsored enterprise obligations	43,349	2,837	—	46,186
Mortgage-backed securities	116,954	3,564	23	120,495
Obligations of states and political subdivisions	66,755	2,779	33	69,501
Trust preferred securities of financial institutions	1,000	2	—	1,002

Total securities available for sale	$343,059	$9,182	$56	$352,185

December 31, 2010	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

Government sponsored enterprise obligations	$111,802	$2,737	$—	$114,539
Mortgage-backed securities	58,616	2,348	216	60,748
Obligations of states and political subdivisions	68,429	777	417	68,789
Trust preferred securities of financial institutions	1,250	6	—	1,256

Total securities available for sale	$240,097	$5,868	$633	$245,332

No securities were sold in 2011.  In the third quarter of 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.  In 2009, Bancorp sold trust preferred securities, generating a gross loss of $359,000, and mortgage-backed securities, generating gross gains of $20,000.

At December 31, 2010, Bancorp had mortgage-backed securities classified as held to maturity.  These securities, with an amortized cost of $20,000, had a fair value of $22,000.  There are no securities held to maturity as of December 31, 2011.

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

Bancorp reviewed the investment in FHLB Stock as of December 31, 2011, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp is of the opinion that its investment in FHLB stock is not impaired.

A summary of securities as of December 31, 2011 based on maturity is presented below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	$130,504	$130,707
Due after 1 but within 5 years	66,393	69,468
Due after 5 but within 10 years	26,206	28,491
Due after 10 years	3,002	3,024
Mortgage-backed securities	116,954	120,495

Total securities available for sale	$343,059	$352,185

Securities with a carrying value of approximately $125.4 million at December 31, 2011 and $87.5 million at December 31, 2010 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2011 and 2010, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2011
Mortgage-backed securities	$5,122	$23	$—	$—	$5,122	$23
Obligations of states and political subdivisions	2,644	17	1,021	16	3,665	33
Total temporarily impaired securities	$7,766	$40	$1,021	$16	$8,787	$56

December 31, 2010
Mortgage-backed securities	$9,620	$216	$—	$—	9,620	216
Obligations of states and political subdivisions	31,444	417	—	—	31,444	417

Total temporarily impaired securities	$41,064	$633	$—	$—	$41,064	$633

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 5 and 49 separate investment positions as of December 31, 2011 and 2010, respectively, that are not considered other-than-temporarily impaired.

Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

(4) Loans

The composition of loans by primary loan classification follows:

	December 31,
(In thousands)	2011	2010
Commercial and industrial	$393,729	$343,956
Construction and development	147,637	159,482
Real estate mortgage:	966,665	968,440
Consumer	36,814	36,547

	$1,544,845	$1,508,425

Loan balances include net deferred loan fees of $32,000 at December 31, 2011 and $16,000 at December 31, 2010.  The Bank’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompass the Louisville, Indianapolis and Cincinnati metropolitan markets.

Bancorp enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk.  For most participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2011 and 2010, the total loans of this nature were $30,324,000 and $34,818,000 respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

	Year ended December 31,
Loans to directors and executive officers	2011	2010
(in thousands)
Balance as of January 1	$642	$1,783
New loans and advances on lines of credit	11,924	538
Repayments on loans and lines of credit	11,944	1,679
Balance as of December 31	$622	$642

The higher amounts of advances and repayments in 2011 are attributable to the implementation of daily sweep features on a working capital line of credit to a company owned by one director.

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2011 and 2010.

	Type of Loan
December 31, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$393,729	$147,637	$966,665	$36,814	$1,544,845

Balance: individually evaluated for impairment	$5,459	$2,416	$14,170	$94	$22,139

Balance: collectively evaluated for impairment	$388,270	$145,221	$952,495	$36,720	$1,522,706

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	5,475	2,859	4,592	133	(459)	12,600
Charge-offs	(1,015)	(1,593)	(5,840)	(673)	—	(9,121)
Recoveries	108	—	158	457	—	723
Ending balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745

Balance: individually evaluated for impairment	$954	$10	$1,597	$—		$2,561

Balance: collectively evaluated for impairment	$6,410	$3,536	$9,585	$540	$7,113	$27,184

	Type of Loan
December 31, 2010	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$343,956	$159,482	$968,440	$36,547	$1,508,425

Balance: individually evaluated for impairment	$520	$700	$15,955	$95	$17,270

Balance: collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452	$1,491,155

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	$20,000
Provision	8	2,947	8,046	(173)	641	11,469
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Ending balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543

Balance: individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: collectively evaluated for impairment	$2,706	$2,280	$10,548	$623	$7,572	$23,729

Bancorp did not have any loans acquired with deteriorated credit quality at December 31, 2011 or 2010.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Real estate mortgage

•                  Construction and development

•                  Consumer

The following table presents loans individually evaluated for impairment as of December 31, 2011 and 2010.

		Unpaid		Average
December 31, 2011	Recorded	principal	Related	Recorded
(in thousands)	investment	balance	allowance	Investment

Loans with no related allowance recorded
Commercial and industrial	$694	$920		$951
Real estate mortgage	6,453	6,453		6,353
Construction and development	2,316	2,316		1,979
Consumer	94	94		83
Subtotal	9,557	9,783		9,366

Loans with an allowance recorded
Commercial and industrial	$4,765	$6,415	$954	$2,447
Real estate mortgage	7,717	11,962	1,597	7,249
Construction and development	100	100	10	20
Consumer	—	—	—	10
Subtotal	12,582	18,477	2,561	9,726

Total
Commercial and industrial	$5,459	$7,335	$954	$3,398
Real estate mortgage	14,170	18,415	1,597	13,602
Construction and development	2,416	2,416	10	1,999
Consumer	94	94	—	93
Total	$22,139	$28,260	$2,561	$19,092

		Unpaid		Average
December 31, 2010	Recorded	principal	Related	Recorded
(in thousands)	investment	balance	allowance	Investment

Loans with no related allowance recorded
Commercial and industrial	$420	$1,982		$250
Real estate mortgage	8,720	9,455		5,565
Construction and development	700	700		350
Consumer	95	140		64
Subtotal	9,935	12,277		6,229

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90	$373
Real estate mortgage	7,235	7,235	1,724	5,515
Construction and development	—	—	—	2,123
Consumer	—	—	—	—
Subtotal	7,335	7,527	1,814	8,011

Total
Commercial and industrial	$520	$2,274	$90	$623
Real estate mortgage	15,955	16,690	1,724	11,080
Construction and development	700	700	—	2,473
Consumer	95	140	—	64
Total	$17,270	$19,804	$1,814	$14,240

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of the loans.

Interest income on impaired or non-accrual loans (cash basis) was $391,000, $250,000 and $216,000 in 2011, 2010, and 2009, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1,104,000, $1,192,000 and $732,000 in 2011, 2010 and 2009, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $1,160,000 in 2011 and $2,044,000 in 2010.

The following table presents the recorded investment in non-accrual loans as of December 31, 2011 and 2010.

(In thousands)	2011	2010

Commercial and industrial	$2,665	$2,328
Construction and development	2,416	4,589
Real estate mortgage	13,562	7,194
Consumer	94	277

Total	$18,737	$14,388

Included in non-performing loans are loans accounted for as troubled debt restructurings (TDR) which continue to accrue interest. The following table presents the recorded investment in loans accounted for as TDR as of December 31, 2011 and 2010.

		Post-modification	Pre-modification
December 31, 2011	Number of	outstanding recorded	outstanding recorded
(Dollars in thousands)	contracts	investment	investment

Commercial & industrial	4	$2,794	$2,794
Real estate mortgage	2	608	608
Total	6	$3,402	$3,402

		Pre-modification	Post-modification
December 31, 2010	Number of	outstanding recorded	outstanding recorded
(Dollars in thousands)	contracts	investment	investment

Real estate mortgage	2	$2,882	$2,882
Total	2	$2,882	$2,882

Bancorp has not had loans accounted for as TDR that have subsequently defaulted.  At December 30, 2011, loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  There has been no forgiveness of principal for loans accounted for as TDR.  Loans accounted for as TDR are individually evaluated for impairment and, at December 31, 2011, had a total related allowance allocation of $1,167,000, compared to $652,000 at December 31, 2010.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010.

			Greater
			than
			90 days				Recorded
			past due				investment >
December 31, 2011	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$989	$162	$2,665	$3,816	$389,913	$393,729	$—
Real estate mortgage	8,520	957	14,722	24,199	942,466	966,665	1,160
Construction and development	86	—	2,416	2,502	145,135	147,637	—
Consumer	336	—	94	430	36,384	36,814	—
Total	$9,931	$1,119	$19,897	$30,947	$1,513,898	$1,544,845	$1,160

			Greater
			than
			90 days				Recorded
			past due				investment >
December 31, 2010	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$1,681	$194	$547	$2,422	$341,534	$343,956	$27
Real estate mortgage	5,943	4,821	15,039	25,803	942,637	968,440	1,966
Construction and development	256	—	700	956	158,526	159,482	—
Consumer	69	4	146	219	36,328	36,547	51
Total	$7,949	$5,019	$16,432	$29,400	$1,479,025	$1,508,425	$2,044

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

•                  Substandard non-performing:  Loans classified as substandard-non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings.

•                  Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of December 31, 2011 and 2010, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

December 31, 2011	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$356,090	$896,217	$132,846	$36,709	$1,421,862
Special mention	15,154	33,818	6,007	11	54,990
Substandard	17,026	21,300	6,368	—	44,694
Substandard non-performing	5,459	15,330	2,416	94	23,299
Doubtful	—	—	—	—	—
Total	$393,729	$966,665	$147,637	$36,814	$1,544,845

December 31, 2010	Commercial and industrial	Real estate mortgage	Construction and development	Consumer	Total
Grade
Pass	$315,053	$891,762	$140,986	$36,172	$1,383,973
Special mention	20,440	30,402	6,222	67	57,131
Substandard	7,916	28,355	11,574	162	48,007
Substandard non-performing	547	17,921	700	146	19,314
Doubtful	—	—	—	—	—
Total	$343,956	$968,440	$159,482	$36,547	$1,508,425

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2011	2010

Land	$4,611	$4,611
Buildings and improvements	35,850	29,263
Furniture and equipment	18,307	20,602
Construction in progress	3,554	3,978

	62,322	58,454

Accumulated depreciation and amortization	(25,711)	(26,789)

	$36,611	$31,665

Depreciation expense related to premises and equipment was $2,914,000 in 2011, $2,545,000 in 2010 and $2,517,000 in 2009.

(6) Other Assets

A summary of the major components of other assets as of December 31, 2011 and 2010 follows:

(in thousands)	2011	2010

Cash surrender value of life insurance other than BOLI	$9,716	$8,333
Net deferred tax asset	9,581	8,764
Investments in tax credit related ventures	7,933	9,529
Other real estate owned and other foreclosed property	7,773	5,445
FDIC prepaid assessment	3,106	4,612
Domestic private investment fund	2,420	2,841
Mortgage servicing rights (MSRs)	1,630	1,785
Other short term receivables	1,277	1,316
Common securities of S.Y. Bancorp Capital Trust II	900	900
Goodwill	682	682
Investment in bank in expansion market	520	520
Other	5,306	6,093
	$50,844	$50,820

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

In 2009, the FDIC required insured institutions to prepay three years of estimated insurance assessments, to strengthen the cash position of the Deposit Insurance Fund without immediately impacting earnings of the banking industry.  Bancorp’s prepaid assessment, paid in December 2009, totaled $6,458,000 and will be amortized based on quarterly FDIC assessments, likely into 2013.

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at December 31, 2011 and 2010 were $2,292,000 and $2,188,000, respectively.  The total outstanding principal balances of loans serviced for others were $287,579,000 and $254,988,000 at December 31, 2011, and 2010 respectively.

Changes in the net carrying amount of MSRs for the years ended December 31, 2011 and 2010 are shown in the following table.

(in thousands)	2011	2010

Balance at January 1	$1,785	$1,616
Originations	571	695
Amortization	(726)	(526)

Balance at December 31	$1,630	$1,785

(7) Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year ended December 31,
(In thousands)	2011	2010	2009
Current tax expense
Federal	$9,748	$10,010	$8,459
State	511	611	423
Total current tax expense	10,259	10,621	8,882

Deferred tax benefit
Federal	(1,934)	(1,502)	(1,832)
State	(134)	(54)	(117)
Total deferred tax benefit	(2,068)	(1,556)	(1,949)

Total income tax expense	$8,191	$9,065	$6,933

The components of income tax expense (benefit) recorded directly to stockholders’ equity for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year ended December 31,
(In thousands)	2011	2010	2009
Unrealized gain (loss) on securities available for sale	$1,362	$580	$(163)
Reclassification adjustment for securities losses (gains) realized in in income	—	(56)	119
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(125)	(140)	(244)
Minimum pension liability adjustment	(111)	(17)	(4)

	$1,126	$367	$(292)

An analysis of the difference between the statutory and effective tax rates from operations for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(3.7)	(3.3)	(3.5)
Tax credits	(2.6)	(2.5)	(1.4)
Cash surrender value of life insurance	(1.5)	(2.0)	(2.1)
State income taxes	0.9	1.1	0.9
Establish deferred taxes on tax credit investments	(2.2)	—	—
Other, net	(0.1)	—	0.9
	25.8%	28.3%	29.8%

The reduced level of income tax expense primarily reflected an adjustment of approximately $700,000 to the Bancorp’s deferred tax assets that relates to tax-advantaged investments that Bancorp has made in its primary market area over the years.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
(In thousands)	2011	2010
Allowance for loan loss	$10,724	$9,209
Deferred compensation	3,363	3,063
Accrued expenses	412	1,112
Investments in partnerships	749	—
Write-downs of other real estate owned	573	—
Other assets	847	603
Total deferred tax assets	16,668	13,987

Securities	4,101	2,729
Property and equipment	1,213	274
Loan costs	592	557
Prepayment penalty on modification of FHLB advances	369	475
Mortgage servicing rights	538	594
Other liabilities	274	594
Total deferred tax liabilities	7,087	5,223
Net deferred tax asset	$9,581	$8,764

No valuation allowance for deferred tax assets was recorded as of December 31, 2011 and 2010 because Bancorp has sufficient prior taxable income and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

US GAAP provides guidance on the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2011 and 2010, the gross amount of unrecognized tax benefits was $101,000 and $230,000, respectively.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2011 and 2010, the amount accrued for the potential payment of interest and penalties was $7,000 and $20,000, respectively. Federal and state income tax returns are subject to examination for the tax return years after 2007.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010

Balance as of January 1	$230	$230
Increases - current year tax positions	11	—
Increases - prior year tax positions	5
Settlements	(71)
Lapse of statute of limitations	(74)	—
Balance as of December 31	$101	$230

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2011	2010

Interest bearing demand	$297,916	$270,761
Savings	70,964	66,826
Money market	526,605	475,898
Time deposits greater than $250,000	44,707	54,826
Other time deposits	363,960	377,692

	$1,304,152	$1,246,003

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $2,575,000, $3,445,000, and $5,544,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

(In thousands)

2012	$256,548
2013	99,869
2014	29,008
2015	15,482
2016 and thereafter	7,760

$408,667

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $3,800,000 and $2,465,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, Bancorp had $482,000 and $847,000, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(9) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of the Bank and are primarily used by commercial customers in conjunction with corporate cash management accounts.  Such repurchase agreements are considered financing agreements and generally mature within one business day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2011	2010

Average balance during the year	$61,595	$56,919
Average interest rate during the year	0.41%	0.58%
Maximum month-end balance during the year	$69,818	$65,521

(10) Advances from the Federal Home Loan Bank

The Bank had outstanding borrowings of $60.4 million at December 31, 2011, via six separate advances.  For five advances totaling $60 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the sixth advance of $431,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  In the fourth quarter of 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1.3 million were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances, and are recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  The following is a summary of the contractual maturities and average effective rates:

	December 31, 2011		December 31, 2010
(In thousands)	Advance	Rate	Advance	Rate
2013	$20,000	1.55%	$20,000	1.55%
2014	20,000	2.43%	20,000	2.43%
2015	20,000	3.34%	20,000	3.34%
2024	431	2.40%	442	2.40%

	$60,431	2.44%	$60,442	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At December 31, 2011, the amount of available credit from the FHLB totaled $95.9 million.

(11) Subordinated Debentures

In 2008, Bancorp formed S.Y. Bancorp Capital Trust II, a Delaware statutory trust and 100%-owned finance subsidiary.  S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of Bancorp. The principal asset of S.Y. Bancorp Capital Trust II is a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debentures is fixed at 10.00%.  Bancorp may redeem all or part of the trust preferred securities at any time on or after December 31, 2013 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the subordinated debenture is paid at maturity in 2038 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.  Issuance costs are being recognized as non-interest expense over the life of the Securities, and unamortized issuance costs at December 31, 2011 were $1,405,000. The primary source of funds for payments of the debentures is the current cash on hand of the Bancorp, as well as future dividends received from the Bank, which is limited by regulatory dividend restrictions. See Note 16 for details on dividend restrictions.

In 2008, the Bank issued $10 million of subordinated debt.  The debentures mature in 2018, with a call option to the Bank on or after December 31, 2010.   The only financial covenant of the debt agreement requires that the Bank remain well capitalized as defined by its primary regulator.  In the first quarter of 2012, Bancorp exercised its call option and prepaid the subordinated debentures without penalty.

(12) Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  This preferred stock was established in connection with a shareholders’ rights plan adopted in 2003 and would be issued upon the occurrence of certain triggering events.  None of this stock had been issued as of December 31, 2011.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2011	2010	2009

Net income, basic and diluted	$23,604	$22,953	$16,308

Average shares outstanding for basic EPS calculation	13,786	13,689	13,561
Effect of dilutive securities	48	90	128

Average shares outstanding including dilutive securities	13,834	13,779	13,689

Net income per share, basic	$1.71	$1.68	$1.20

Net income per share, diluted	$1.71	$1.67	$1.19

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Employer expenses related to contributions to the plan for 2011, 2010, and 2009 were $1,449,000, $1,393,000, and $1,413,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2011 and 2010, the KSOP held 458,600 and 450,883, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank contributed approximately $75,000, $119,000, and $72,000 to the senior officers’ plan in 2011, 2010 and 2009 respectively.  At December 31, 2011 and 2010, the amounts included in other liabilities in the consolidated financial statements for this plan were $2,383,000 and

$2,461,000, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2011 and 2010, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2,236,000 and $1,917,000, respectively.  Discount rates of 3.95% and 5.20% were used in 2011 and 2010, respectively, in determining the actuarial present value of the projected benefit obligation.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the income from which will help to offset the cost of benefits.  The liability for the Bank’s plan met the benefit obligation as of December 31, 2011 and 2010.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(in thousands)	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	86	96	102
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	56	27	23

Net periodic benefit cost	$142	$123	$125

The benefits expected to be paid in each year from 2012 to 2016 are listed in the table below.

(In thousands)	Benefits
2012	$123
2013	123
2014	84
2015	84
2016	84
Beyond 2016	3,614

Total future payments	$4,112

The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2011. There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of December 31, 2011, there were 731,281 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	2011	2010	2009

Stock-based compensation expense before income taxes	$1,165,000	$952,000	$691,000
Deferred tax benefit	408,000	333,000	242,000
Reduction of net income	$757,000	$619,000	$449,000

As of December 31, 2011 Bancorp has $2,660,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $692,000, $785,000 and $1,083,000 from the exercise of options during 2011, 2010 and 2009, respectively.

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

Assumptions used in option valuation	2011	2010	2009

Dividend yield	2.48%	2.18%	2.11%
Expected volatility	22.64%	23.87%	23.59%
Risk free interest rate	2.90%	3.57%	3.11%
Forfeitures	6.07%	5.96%	5.96%
Expected life of options (in years)	7.50	7.60	7.69

The expected life of options and SARs is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2011, 2010 and 2009.

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

A summary of stock option and SARs activity and related information for the year ended December 31, 2011 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options		exercise	intrinsic	fair	contractual
	and SARs	Exercise price	price	value	value	life (years)

At December 31, 2010
Vested and exercisable	710	$16.00-26.83	$22.03	$2,007	$4.91	4.15
Unvested	273	21.03-26.83	22.85	552	5.36	7.72
Total outstanding	983	16.00-26.83	22.26	2,559	5.03	5.14

Granted	67	23.76-24.87	23.78	—	5.04
Exercised	(90)	16.00-23.37	16.52	524	3.36
Forfeited	(47)	18.05-26.83	22.89	13	5.17

At December 31, 2011
Vested and exercisable	681	18.62-26.83	22.94	160	5.18	3.89
Unvested	232	21.03-26.83	22.80	—	5.22	7.73
Total outstanding	913	18.62-26.83	22.90	$160	5.19	4.87

Vested during year	95	21.03-26.83	23.58	$—	5.48

The aggregate intrinsic value of stock options and SARs exercised in 2011, 2010 and 2009 was $524,000, $1,122,000 and $1,236,000, respectively.  The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of options and SARs granted in 2011, 2010 and 2009 were $5.04, $5.31 and $5.36, respectively.

In addition to the SARs reflected above, in 2011, Bancorp granted 41,991 shares of restricted common stock at the weighted average current market price of $23.96.

Also in 2011, Bancorp awarded RSUs with a fair value of $21.99 to executive officers of the Bank, the three-year performance period for which began January 1, 2011.  Bancorp believes the most likely vesting of these RSUs will be 16,857 shares of common stock.

Options and SARs outstanding, stated in thousands, at December 31, 2011 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

2012	66	66	$18.62
2013	90	90	20.17
2014	132	132	22.70
2015	2	2	20.83
2016	159	159	24.07
2017	129	110	26.81
2018	96	68	23.37
2019	92	37	22.15
2020	82	17	21.03
2021	65	—	23.78
	913	681	$22.90

(16) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2011, the Bank may pay up to $51.6 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(17) Commitments and Contingent Liabilities

As of December 31, 2011, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $332.2 million including standby letters of credit of $13.3 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of December 31, 2011. Commitments to extend credit were $350.3 million, including letters of credit of $9.6 million, as of December 31, 2010.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. At December 31, 2011, no amounts have been recorded in the consolidated financial statements relating to these instruments.

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

Year	Total amount
2012	$1,779,000
2013	1,663,000
2014	1,138,000
2015	995,000
2016	999,000
Thereafter	3,659,000

Rent expense, net of sublease income, was $1,804,000 in 2011, $1,940,000 in 2010, and $1,556,000 in 2009.

In order to provide service to commercial accounts, Bancorp aids customers with swap contracts and letters of credits with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 5 to 14 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at December 31, 2011, Bancorp would have been required to make payments of approximately $2.2 million. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of December 31, 2011, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$115,001	$—	$115,001	$—
Government sponsored enterprise obligations	46,186	—	$46,186	—
Mortgage-backed securities	120,495	—	120,495	—
Obligations of states and political subdivisions	69,501	—	69,501	—
Trust preferred securities of financial institutions	1,002	1,002	—	—

Total investment securities available for sale	352,185	1,002	351,183	—

Interest rate swaps	442	—	442	—

Total assets	$352,627	$1,002	$351,625	$—

Liabilities

Interest rate swaps	$442	$—	$442	$—

	Fair value at December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale
Government sponsored enterprise obligations	$114,539	—	$114,539	—
Mortgage-backed securities	60,748	—	60,748	—
Obligations of states and political subdivisions	68,789	—	68,789	—
Trust preferred securities of financial institutions	1,256	1,256	—	—

Total investment securities available for sale	245,332	1,256	244,076	—

Interest rate swaps	305	—	305	—

Total assets	$245,637	$1,256	$244,381	$—

Liabilities

Interest rate swaps	$305	$—	$305	$—

Bancorp did not have any financial instruments classified within Level 3of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2011 or 2010.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for December 31, 2011 or 2010.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2011 and 2010 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for December 31, 2011 or 2010.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2011 and 2010, the carrying value of other real estate owned was $7,773,000 and $5,445,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at December 31, 2011 and 2010.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of December 31, 2011, total impaired loans with a valuation allowance were $12.6 million, and the specific allowance totaled $2.6 million, resulting in a fair value of $10.0 million, compared to total impaired loans with a valuation allowance of $7.3 million, and the specific allowance allocation totaling $1.8 million, resulting in a fair value of $5.5 million at December 31, 2010.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$10,021	$—	$—	$10,021	$(1,961)

Total	$10,021	$—	$—	$10,021	$(1,961)

	Fair value at December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$5,521	$—	$—	$5,521	$(1,771)

Total	$5,521	$—	$—	$5,521	$(1,771)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the twelve months ended December 31, 2011, there were no transfers between Levels 1, 2, or 3.

(19) Fair Value of Financial Instruments

The estimated fair values of financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Cash and short-term investments	$54,920	$54,920	$41,655	$41,655
Mortgage loans held for sale	4,381	4,594	12,387	12,626
Securities	352,185	352,185	245,352	245,354
Federal Home Loan Bank stock and other securities	5,949	5,949	5,772	5,772
Loans, net	1,515,100	1,549,473	1,482,882	1,507,079
Accrued interest receivable	5,964	5,964	6,288	6,288
Interest rate swap	442	442	305	305

Financial liabilities
Deposits	$1,617,739	$1,626,170	$1,493,468	$1,512,882
Short-term borrowings	103,299	103,299	87,509	87,509
Long-term borrowings	101,331	100,491	101,342	100,815
Accrued interest payable	232	232	304	304
Interest rate swap	442	442	305	305

Off balance sheet financial instruments
Commitments to extend credit	318,907	—	350,314	—
Standby letters of credit	13,289	(199)	9,598	(144)

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

(20) Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for 2011 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

At December 31, 2011, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.

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

At December 31, 2011 and 2010, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollar amounts in thousands)	2011	2010	2011	2010
Notional amount	$4,869	$5,270	$4,869	$5,270
Weighted average maturity (years)	7.2	8.1	7.2	8.1
Fair value	$(442)	$(305)	$442	$305

(21) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2011.

As of December 2011 and 2010, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2011 and 2010 follows:

December 31, 2011	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$242,365	14.63%	$132,530	8.00%	NA	NA
Bank	210,614	12.77%	131,943	8.00%	$164,929	10.00%

Tier I risk-based capital (1)
Consolidated	$211,544	12.77%	$66,263	4.00%	NA	NA
Bank	179,890	10.91%	65,954	4.00%	$98,931	6.00%

Leverage (2)
Consolidated	$211,544	10.53%	$60,269	3.00%	NA	NA
Bank	179,890	8.99%	60,030	3.00%	$100,050	5.00%

December 31, 2010	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$226,421	13.93%	$130,034	8.00%	NA	NA
Bank	183,562	11.37%	129,155	8.00%	$161,444	10.00%

Tier I risk-based capital (1)
Consolidated	$196,040	12.06%	$65,022	4.00%	NA	NA
Bank	153,311	9.49%	64,620	4.00%	$96,930	6.00%

Leverage (2)
Consolidated	$196,040	10.31%	$57,044	3.00%	NA	NA
Bank	153,311	8.12%	56,642	3.00%	$94,403	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

The variance between the consolidated and the Bank’s capital ratios is largely due to the Bancorp’s 2008 issuance of $30 million of trust preferred securities and a special dividend of $25 million from the Bank to Bancorp in 2009 as part of a strategy to minimize state bank taxes.  This capital is available to the Bank as necessary.

Included in the total risk based capital at December 31, 2011 and 2010 was $10 million of subordinated debentures, which qualified as Tier 2 capital.  Bancorp prepaid the debentures in the first quarter of 2012.

(22) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2011	2010

Assets
Cash on deposit with subsidiary bank	$24,966	$28,662
Investment in and receivable from subsidiaries	186,031	159,353
Securities available for sale (amortized cost of $1,000 in 2011 and $4,639 in 2010)	1,002	4,649
Other assets	6,731	8,176
Total assets	$218,730	$200,840

Liabilities and stockholders’ equity
Other liabilities	$144	$79
Subordinated debentures	30,900	30,900
Total stockholders’ equity	187,686	169,861
Total liabilities and stockholders’ equity	$218,730	$200,840

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2011	2010	2009

Income - dividends and interest from subsidiaries	$90	$90	$29,683
Income - interest income from securities	104	351	102
Gain on securities sold	—	159	—
Income (loss) - other	(402)	606	459
Expenses	4,654	4,531	4,134
Income (loss) before income taxes and equity in undistributed net income of subsidiary	(4,862)	(3,325)	26,110
Income tax benefit	(1,889)	(1,211)	(963)
Income (loss) before equity in undistributed net income of subsidiary	(2,973)	(2,114)	27,073
Equity in undistributed net income of subsidiary	26,577	25,067	(10,765)
Net income	$23,604	$22,953	$16,308

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2011	2010	2009

Operating activities
Net income	$23,604	$22,953	$16,308
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (loss) income of subsidiaries	(26,577)	(25,067)	10,765
Increase in receivable from subsidiaries	(101)	(62)	(3,290)
Stock compensation expense	1,165	952	691
Excess tax benefits from share- based compensation arrangements	(125)	(140)	(244)
Depreciation, amortization and accretion, net	9	90	—
Gain on sale of securities available for sale	—	(159)	—
Decrease (increase) in other assets	3,983	(1,861)	2,039
(Decrease) increase in other liabilities	(17)	317	(255)

Net cash provided by (used in) operating activities	1,941	(2,977)	26,014

Investing activities
Purchases of securities available for sale	—	(74,835)	(44,999)
Proceeds from sale of securities available for sale	—	27,064	—
Proceeds from maturities of securities available for sale	3,630	44,450	45,000

Net cash provided by (used in) investing activities	3,630	(3,321)	1

Financing activities
Proceeds from stock options	705	1,106	1,687
Excess tax benefit from share-based compensation arrangements	125	140	150
Common stock repurchases	(167)	(396)	(393)
Cash dividends paid	(9,930)	(11,765)	(9,211)

Net cash used in financing activities	(9,267)	(10,915)	(7,767)

Net (decrease) increase in cash	(3,696)	(17,213)	18,248
Cash at beginning of year	28,662	45,875	27,627

Cash at end of year	$24,966	$28,662	$45,875

(23) Segments

The Bank’s, and thus Bancorp’s, principal activities include commercial banking and investment management and trust.  Commercial banking provides a full range of loan and deposit products to individual consumers and businesses.  Commercial banking also includes the Bank’s mortgage origination and securities brokerage activity.  Investment management and trust provides wealth management services including investment management, trust and estate administration, and retirement plan services.

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

Selected financial information by business segment follows:

		Investment
	Commercial	management
(In thousands)	banking	and trust	Total
Year ended December 31, 2011
Net interest income	$70,592	$140	$70,732
Provision for loan losses	12,600	—	12,600
Investment management and trust services	—	13,841	13,841
All other non-interest income	19,382	21	19,403
Non-interest expense	52,527	7,054	59,581
Income before income taxes	24,847	6,948	31,795
Tax expense	5,992	2,199	8,191
Net income	$18,855	$4,749	$23,604

Year ended December 31, 2010
Net interest income	$66,764	$115	$66,879
Provision for loan losses	11,469	—	11,469
Investment management and trust services	—	13,260	13,260
All other non-interest income	20,479	—	20,479
Non-interest expense	49,618	7,513	57,131
Income before income taxes	26,156	5,862	32,018
Tax expense	7,013	2,052	9,065
Net income	$19,143	$3,810	$22,953

Year ended December 31, 2009
Net interest income	$58,517	$158	$58,675
Provision for loan losses	12,775	—	12,775
Investment management and trust services	—	11,180	11,180
All other non-interest income	18,856	—	18,856
Non-interest expense	46,305	6,390	52,695
Income before income taxes	18,293	4,948	23,241
Tax expense	5,201	1,732	6,933
Net income	$13,092	$3,216	$16,308

(24) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2011 and 2010:

	2011				2010
(In thousands, except per	4th	3rd	2nd	1st	4th	3rd	2nd	1st
share data	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.	Qtr.

Interest income	$21,569	$21,616	$21,566	$21,288	$21,723	$22,018	$21,448	$20,957
Interest expense	3,553	3,826	3,955	3,973	4,399	4,804	4,901	5,163

Net interest income	18,016	17,790	17,611	17,315	17,324	17,214	16,547	15,794

Provision for loan losses	3,100	4,100	2,600	2,800	3,695	2,695	2,384	2,695
Net interest income after provision	14,916	13,690	15,011	14,515	13,629	14,519	14,163	13,099
Non-interest income	9,229	7,858	8,152	8,005	9,578	8,262	7,923	7,976
Non-interest expenses	16,727	13,302	14,725	14,827	15,083	13,909	14,381	13,758

Income before income taxes	7,418	8,246	8,438	7,693	8,124	8,872	7,705	7,317
Income tax expense	1,076	2,472	2,441	2,202	2,073	2,507	2,149	2,336

Net income	$6,342	$5,774	$5,997	$5,491	$6,051	$6,365	$5,556	$4,981

Basic earnings per share	$0.46	$0.42	$0.43	$0.40	$0.44	$0.46	$0.41	$0.37
Diluted earnings per share	0.46	0.42	0.43	0.40	0.44	0.46	0.40	0.36

Note:  The sum of earnings per share of each of the quarters in 2011 and 2010 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky
February 29, 2012

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2011.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2011.

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2011, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2011 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2011.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2011.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S.Y. Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Louisville, Kentucky
February 29, 2012

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2012 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement.

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.       The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Income - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income - years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - years ended December 31, 2011, 2010 and 2009
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

10.21*

Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock. Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.22*

Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y.Bancorp, Inc. December 31, 2011 Annual Report on Form 10-K, filed on February 29, 2012, formatted in eXtensible Business Reporting Language(XBRL):

(1)   Consolidated Balance Sheets

(2)   Consolidated Statements of Income

(3)   Consolidated Statement of Changes in Stockholders’ Equity

(4)   Consolidated Statements of Comprehensive Income

(5)   Consolidated Statements of Cash Flows

(6)   Notes to Consolidated Financial Statements

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

February 29, 2012	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	February 29, 2012
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	February 29, 2012
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	February 29, 2012
Nancy B. Davis	Officer (principal financial and accounting officer)

/s/ David H. Brooks	Director	February 29, 2012
David H. Brooks

/s/ James E. Carrico	Director	February 29, 2012
James E. Carrico

/s/ Charles R. Edinger, III	Director	February 29, 2012
Charles R. Edinger, III

/s/ Carl G. Herde	Director	February 29, 2012
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 29, 2012
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	February 29, 2012
Bruce P. Madison

/s/ Richard Northern	Director	February 29, 2012
Richard Northern

/s/ Nicholas X. Simon	Director	February 29, 2012
Nicholas X. Simon

/s/ Norman Tasman	Director	February 29, 2012
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	February 29, 2012
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

10.21*

Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock. Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.22*

Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y.Bancorp, Inc. December 31, 2011 Annual Report on Form 10-K, filed on February 29, 2012, formatted in eXtensible Business Reporting Language(XBRL):

(1)   Consolidated Balance Sheets

(2)   Consolidated Statements of Income

(3)   Consolidated Statement of Changes in Stockholders’ Equity

(4)   Consolidated Statements of Comprehensive Income

(5)   Consolidated Statements of Cash Flows

(6)   Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.