Form 10-Q
period 2012-03-31
S Y BANCORP INC
filed 2012-05-04
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 30, 2012, was 13,870,567.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

•                 Consolidated Balance Sheets
March 31, 2012 (Unaudited) and December 31, 2011

•                 Consolidated Statements of Income
for the three months ended March 31, 2012 and 2011 (Unaudited)

•                 Consolidated Statements of Comprehensive Income
for the three months ended March 31, 2012 and 2011 (Unaudited)

•                 Consolidated Statements of Cash Flows
for the three months ended March 31, 2012 and 2011  (Unaudited)

•                 Consolidated Statement of Changes in Stockholders’ Equity
for the three months ended March 31, 2012 (Unaudited)

•                 Notes to Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.    Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Cash and due from banks	$30,919	$32,901
Federal funds sold	23,032	22,019
Mortgage loans held for sale	6,935	4,381
Securities available for sale (amortized cost of $339,625 in 2012 and $343,059 in 2011)	348,699	352,185
Federal Home Loan Bank stock	4,948	4,948
Other securities	1,001	1,001
Loans	1,531,740	1,544,845
Less allowance for loan losses	31,206	29,745

Net loans	1,500,534	1,515,100

Premises and equipment, net	37,928	36,611
Bank owned life insurance	27,400	27,143
Accrued interest receivable	5,811	5,964
Other assets	53,382	50,844

Total assets	$2,040,589	$2,053,097

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$328,575	$313,587
Interest bearing	1,298,742	1,304,152
Total deposits	1,627,317	1,617,739
Securities sold under agreements to repurchase	59,506	66,026
Federal funds purchased	20,633	37,273
Accrued interest payable	234	232
Other liabilities	49,748	42,810
Federal Home Loan Bank advances	60,428	60,431
Subordinated debentures	30,900	40,900

Total liabilities	1,848,766	1,865,411

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,872,332 and 13,819,319 shares in 2012 and 2011, respectively	7,130	6,953
Additional paid-in capital	15,959	14,599
Retained earnings	163,307	160,672
Accumulated other comprehensive income	5,427	5,462

Total stockholders’ equity	191,823	187,686

Total liabilities and stockholders’ equity	$2,040,589	$2,053,097

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2012 and 2011 (Unaudited)

(In thousands, except per share data)

	2012	2011
Interest income:
Loans	$19,880	$19,600
Federal funds sold	72	46
Mortgage loans held for sale	63	63
Securities — taxable	1,477	1,232
Securities — tax-exempt	320	347

Total interest income	21,812	21,288
Interest expense:
Deposits	2,046	2,671
Fed funds purchased	8	13
Securities sold under agreements to repurchase	49	67
Federal Home Loan Bank advances	363	361
Subordinated debentures	796	861

Total interest expense	3,262	3,973

Net interest income	18,550	17,315

Provision for loan losses	4,075	2,800
Net interest income after provision for loan losses	14,475	14,515
Non-interest income:
Investment management and trust services	3,490	3,537
Service charges on deposit accounts	2,055	1,924
Bankcard transaction revenue	965	877
Gains on sales of mortgage loans held for sale	739	382
Brokerage commissions and fees	541	513
Bank owned life insurance income	257	249
Other	1,198	523
Total non-interest income	9,245	8,005
Non-interest expenses:
Salaries and employee benefits	9,052	8,400
Net occupancy expense	1,369	1,230
Data processing expense	1,313	1,137
Furniture and equipment expense	292	355
FDIC insurance expense	351	621
Other	2,359	3,084

Total non-interest expenses	14,736	14,827
Income before income taxes	8,984	7,693
Income tax expense	2,482	2,202
Net income	$6,502	$5,491

Net income per share:

Basic	$0.47	$0.40
Diluted	$0.47	$0.40

Average common shares:

Basic	13,844	13,747
Diluted	13,890	13,837

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2012 and 2011 (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$6,502	$5,491
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of ($19) and $73, respectively)	(35)	137
Other comprehensive (loss) income	(35)	137
Comprehensive income	6,467	5,628

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011  (Unaudited)

(In thousands)

	2012	2011
Operating activities:
Net income	$6,502	$5,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,075	2,800
Depreciation, amortization and accretion, net	1,185	466
Deferred income tax benefit	(714)	(147)
Gain on sales of mortgage loans held for sale	(739)	(382)
Origination of mortgage loans held for sale	(47,362)	(20,812)
Proceeds from sale of mortgage loans held for sale	45,547	31,313
Bank owned life insurance income	(257)	(249)
Increase in value of private investment fund	(627)	(106)
Loss on the disposal of premises and equipment	—	313
(Gain) loss on the sale of other real estate	(25)	8
Stock compensation expense	349	247
Excess tax benefits from share-based compensation arrangements	(15)	(44)
Increase in accrued interest receivable and other assets	(335)	(205)
Increase (decrease) in accrued interest payable and other liabilities	6,955	(5,886)
Net cash provided by operating activities	14,539	12,807
Investing activities:
Purchases of securities available for sale	(121,008)	(61,999)
Proceeds from maturities of securities available for sale	124,133	47,758
Proceeds from maturities of securities held to maturity	—	4
Net decrease (increase) in loans	9,029	(15,211)
Purchases of premises and equipment	(2,105)	(2,179)
Proceeds from sale of other real estate	707	252
Net cash provided by (used in) investing activities	10,756	(31,375)
Financing activities:
Net increase in deposits	9,578	22,997
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(23,160)	(3,342)
Net decrease in other short-term borrowings	—	(844)
Repayments of Federal Home Loan Bank advances	(3)	(3)
Repayments of subordinated debentures	(10,000)	—
Issuance of common stock for options and dividend reinvestment plan	130	220
Excess tax benefits from share-based compensation arrangements	15	44
Common stock repurchases	(189)	(165)
Cash dividends paid	(2,635)	(2,474)
Net cash (used in) provided by financing activities	(26,264)	16,433
Net decrease in cash and cash equivalents	(969)	(2,135)
Cash and cash equivalents at beginning of period	54,920	41,655
Cash and cash equivalents at end of period	$53,951	$39,520
Supplemental cash flow information:
Income tax payments	—	—
Cash paid for interest	3,260	4,000
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,462	$4,463

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2012 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686
Net income	—	—	—	6,502	—	6,502

Other comprehensive income, net of tax	—	—	—	—	(35)	(35)

Stock compensation expense	—	—	349	—	—	349

Stock issued for stock options exercised and dividend reinvestment plan	7	23	122	—	—	145

Stock issued for non- vested restricted stock	56	185	1,075	(1,260)	—	—

Cash dividends, $0.19 per share	—	—	—	(2,635)	—	(2,635)

Shares repurchased or cancelled	(9)	(31)	(186)	28	—	(189)

Balance March 31, 2012	13,873	$7,130	$15,959	$163,307	$5,427	$191,823

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the entire year.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Bancorp in its first quarter of fiscal 2012 and was applied prospectively.  The adoption of ASU 2011-04 resulted in additional disclosures in Note 13 and 14.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires that an entity present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present other comprehensive income in the statement of changes in equity. Entities are required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The ASUs is effective for Bancorp in its first quarter of fiscal 2012 and was applied prospectively. The adoption of ASU 2011-05 did not have an impact on the financial statements of Bancorp.

(2)                    Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

March 31, 2012	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$95,001	$—	$—	$95,001
Government sponsored enterprise obligations	45,860	2,656	—	48,516
Mortgage-backed securities	129,225	3,773	26	132,972
Obligations of states and political subdivisions	68,539	2,666	42	71,163
Trust preferred securities of financial institutions	1,000	47	—	1,047

Total securities available for sale	$339,625	$9,142	$68	$348,699

December 31, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$115,001	$—	$—	$115,001
Government sponsored enterprise obligations	43,349	2,837	—	46,186
Mortgage-backed securities	116,954	3,564	23	120,495
Obligations of states and political subdivisions	66,755	2,779	33	69,501
Trust preferred securities of financial institutions	1,000	2	—	1,002

Total securities available for sale	$343,059	$9,182	$56	$352,185

The investment portfolio includes a significant level of obligations of states and political subdivisions.  The issuers of these bonds are generally school districts or essential-service public works projects.  The issuers are concentrated in Kentucky, with a small percentage in Indiana and Ohio. Each of these securities has a rating of A or better by a recognized bond rating agency.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for borrowing availability and are classified as restricted securities. Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, and is fully collateralized with a government agency security of similar duration.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	110,567	110,721
Due after 1 but within 5 years	59,432	61,768
Due after 5 but within 10 years	39,401	42,191
Due after 10 years	1,000	1,047
Mortgage-backed securities	129,225	132,972

Total securities available for sale	$339,625	$348,699

Securities with unrealized losses at March 31, 2012 and December 31, 2011, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2012
Mortgage-backed securities	$15,697	$26	$—	$—	$15,697	$26
Obligations of states and political subdivisions	5,090	22	1,013	20	6,103	42
Total temporarily impaired securities	$20,787	$48	$1,013	$20	$21,800	$68

December 31, 2011
Mortgage-backed securities	$5,122	$23	$—	$—	5,122	23
Obligations of states and political subdivisions	2,644	17	1,021	16	3,665	33

Total temporarily impaired securities	$7,766	$40	$1,021	$16	$8,787	$56

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of seven and five separate investment positions as of March 31, 2012 and December 31, 2011, respectively, which are not considered other-than-temporarily impaired.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

(3)                     Loans

The composition of loans primary loan classification follows:

(in thousands)	March 31, 2012	December 31, 2011
Commercial and industrial	$371,430	$393,729
Construction and development	143,337	147,637
Real estate mortgage	981,004	966,665
Consumer	35,969	36,814

Total loans	$1,531,740	$1,544,845

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011.

	Type of Loan
March 31, 2012	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$371,430	$143,337	$981,004	$35,969	$1,531,740

Balance: individually evaluated for impairment	$12,229	$4,122	$12,321	$3	$28,675

Balance: collectively evaluated for impairment	$359,201	$139,215	$968,683	$35,966	$1,503,065

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	571	1,537	1,857	(164)	274	4,075
Charge-offs	(2,274)	(23)	(542)	(160)	—	(2,999)
Recoveries	1	—	60	324	—	385
Ending balance March 31, 2012	$5,662	$5,060	$12,557	$540	$7,387	$31,206

Balance: individually evaluated for impairment	$1,652	$1,355	$755	$—		$3,762

Balance: collectively evaluated for impairment	$4,010	$3,705	$11,802	$540	$7,387	$27,444

	Type of Loan
December 31, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$393,729	$147,637	$966,665	$36,814	$1,544,845

Balance: individually evaluated for impairment	$5,459	$2,416	$14,170	$94	$22,139

Balance: collectively evaluated for impairment	$388,270	$145,221	$952,495	$36,720	$1,522,706

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	5,475	2,859	4,592	133	(459)	12,600
Charge-offs	(1,015)	(1,593)	(5,840)	(673)	—	(9,121)
Recoveries	108	—	158	457	—	723
Ending balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745

Balance: individually evaluated for impairment	$954	$10	$1,597	$—		$2,561

Balance: collectively evaluated for impairment	$6,410	$3,536	$9,585	$540	$7,113	$27,184

Bancorp did not have any loans acquired with deteriorated credit quality at March 31, 2012 or December 31, 2011.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•                  Real estate mortgage

•                  Consumer

The following table presents loans individually evaluated for impairment as of March 31, 2012 and December 31, 2011.

		Unpaid		Average
March 31, 2012	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$7,822	$7,822		$4,258
Construction and development	2,316	2,316		2,316
Real estate mortgage	6,698	6,698		6,576
Consumer	3	3		49
Subtotal	16,839	16,839		13,199

Loans with an allowance recorded
Commercial and industrial	$4,407	$4,407	$1,652	$4,586
Construction and development	1,806	1,806	1,355	953
Real estate mortgage	5,623	7,873	755	6,670
Consumer	—	—	—	—
Subtotal	11,836	14,086	3,762	12,209

Total
Commercial and industrial	$12,229	$12,229	$1,652	$8,844
Construction and development	4,122	4,122	1,355	3,269
Real estate mortgage	12,321	14,571	755	13,246
Consumer	3	3	—	49
Total	$28,675	$30,925	$3,762	$25,408

		Unpaid		Average
December 31, 2011	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$694	$920		$951
Construction and development	2,316	2,316		1,979
Real estate mortgage	6,453	6,453		6,353
Consumer	94	94		83
Subtotal	9,557	9,783		9,366

Loans with an allowance recorded
Commercial and industrial	$4,765	$6,415	$954	$2,447
Construction and development	100	100	10	20
Real estate mortgage	7,717	11,962	1,597	7,249
Consumer	—	—	—	10
Subtotal	12,582	18,477	2,561	9,726

Total
Commercial and industrial	$5,459	$7,335	$954	$3,398
Construction and development	2,416	2,416	10	1,999
Real estate mortgage	14,170	18,415	1,597	13,602
Consumer	94	94	—	93
Total	$22,139	$28,260	$2,561	$19,092

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $394,000 at March 31, 2012, and $1,160,000 at December 31, 2011.

The following table presents the recorded investment in non-accrual loans as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial	$3,652	$2,665
Construction and development	4,122	2,416
Real estate mortgage	11,455	13,562
Consumer	3	94

Total	$19,232	$18,737

The following table presents the recorded investment in loans accounted for as TDR as of March 31, 2012 and December 31, 2011.

		Pre-modification	Post-modification
March 31, 2012	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	7	$8,577	$8,577
Real estate mortgage	3	866	866

Total	10	$9,443	$9,443

		Pre-modification	Post-modification
December 31, 2011	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	4	$2,794	$2,794
Real estate mortgage	2	608	608

Total	6	$3,402	$3,402

The following table presents the recorded investment in loans accounted for as TDR that have defaulted as of March 31, 2012.

March 31, 2012	Number of
(dollars in thousands)	Contracts	Recorded Investment

Commercial & industrial	3	$1,584
Real estate mortgage	1	361

Total	4	$1,945

The loans in the table above are all related to one borrower and have a related allowance allocation of $750,000, which management estimates to be the total loss exposure to this credit.  Prior to 2012, Bancorp had not experienced loans accounted for as TDR that have subsequently defaulted.  At March 31, 2012, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings and modifications of amortization periods due to customer financial difficulties.  Some loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  There has been no forgiveness of principal for loans accounted for as TDR.  Loans accounted for as TDR are individually evaluated for impairment and, at March 31, 2012, had a total allowance allocation of $1,032,000, compared to $1,167,000 at December 31, 2011.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011.

			Greater
			than
			90 days				Recorded
			past due				investment >
March 31, 2012	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$1,746	$1,127	$3,652	$6,525	$364,905	$371,430	$—
Construction and development	187	—	4,122	4,309	139,028	143,337	—
Real estate mortgage	4,839	2,070	11,832	18,741	962,263	981,004	377
Consumer	14	16	20	50	35,919	35,969	17

Total	$6,786	$3,213	$19,626	$29,625	$1,502,115	$1,531,740	$394

			Greater
			than
			90 days				Recorded
			past due				investment >
December 31, 2011	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$989	$162	$2,665	$3,816	$389,913	$393,729	$—
Construction and development	86	—	2,416	2,502	145,135	147,637	—
Real estate mortgage	8,520	957	14,722	24,199	942,466	966,665	1,160
Consumer	336	—	94	430	36,384	36,814	—

Total	$9,931	$1,119	$19,897	$30,947	$1,513,898	$1,544,845	$1,160

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

As of March 31, 2012 and December 31, 2011, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

March 31, 2012	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
Grade
Pass	$339,225	$128,393	$924,565	$35,939	$1,428,122
Special mention	12,965	6,160	24,675	10	43,810
Substandard	7,011	4,662	19,066	—	30,739
Substandard non- performing	12,229	4,122	12,698	20	29,069
Doubtful	—	—	—	—	—
Total	$371,430	$143,337	$981,004	$35,969	$1,531,740

December 31, 2011	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
Grade
Pass	$356,090	$132,846	$896,217	$36,709	$1,421,862
Special mention	15,154	6,007	33,818	11	54,990
Substandard	17,026	6,368	21,300	—	44,694
Substandard non- performing	5,459	2,416	15,330	94	23,299
Doubtful	—	—	—	—	—
Total	$393,729	$147,637	$966,665	$36,814	$1,544,845

(4)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60.4 million at March 31, 2012, via six separate advances.  For five advances totaling $60.0 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the sixth advance of $428,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  In 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1.3 million were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances, and are recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.

The following is a summary of the contractual maturities and average effective rates:

	March 31, 2012		December 31, 2011
(in thousands)	Advance	Rate	Advance	Rate
2013	$20,000	1.55%	$20,000	1.55%
2014	20,000	2.43%	20,000	2.43%
2015	20,000	3.34%	20,000	3.34%
2024	428	2.40%	431	2.40%

	$60,428	2.44%	$60,431	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At March 31, 2012, the amount of available credit from the FHLB totaled $88.0 million.

(5)                     Goodwill and Intangible Assets

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

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at March 31, 2012 and December 31, 2011 were $2,614,000 and $2,292,000, respectively.  The total outstanding principal balances of loans serviced for others were $299,225,000 and $287,579,000 at March 31, 2012, and December 31, 2011 respectively.

Changes in the net carrying amount of MSRs for the three months ended March 31, 2012 and 2011 are shown in the following table.

(in thousands)	2012	2011
Balance at beginning of period	$1,630	$1,785
Originations	202	146
Amortization	(168)	(170)

Balance at March 31	$1,664	$1,761

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $35,000 and $31,000, for the three months ended March 31, 2012 and 2011, respectively.

(7)                     Commitments and Contingent Liabilities

As of March 31, 2012, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $349.7 million including standby letters of credit of $14.2 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2012. Commitments to extend credit were $332.2 million, including standby letters of credit of $13.3 million, as of December 31, 2011.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

To provide service to commercial accounts, Bancorp provides customers with swap contracts and letters of credits with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 11 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at March 31, 2012, Bancorp would have been required to make payments of approximately $490,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of March 31, 2012, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(8)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  This preferred stock was established in connection with a shareholders’ rights plan adopted in 2003 and would be issued upon the occurrence of certain triggering events.  None of this stock had been issued to date.

(9)                     Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of March 31, 2012, there were 553,384 shares available for future awards.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended
	March 31,
(in thousands)	2012	2011

Stock-based compensation expense before income taxes	$349	$247
Less: deferred tax benefit	(122)	(87)

Reduction of net income	$227	$160

Bancorp expects to record an additional $1,193,000 of stock-based compensation expense in 2012 for equity grants outstanding as of March 31, 2012.  As of March 31, 2012, Bancorp has $4,403,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $130,000 and $208,000 from the exercise of options during the first three months of 2012 and 2011, respectively.

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

The following assumptions were used in SAR/option valuations at the grant date in each year:

	2012	2011

Dividend yield	2.52%	2.48%
Expected volatility	22.04	22.64
Risk free interest rate	1.44	2.90
Forfeitures	4.20	6.07
Expected life of options and SARs (in years)	7.6	7.5

The expected life of options and SARs is based on actual experience of past like-term options.  All outstanding options have a 10-year contractual term.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2012 and 2011.

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

A summary of stock option and SARs activity and related information for the three months ended March 31, 2012 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

						Weighted
			Weighted		Weighted	Average
			Average	Aggregate	Average	Remaining
	Options		Exercise	Intrinsic	Fair	Contractual
	and SARs	Exercise Price	Price	Value (1)	Value	Life

At December 31, 2011
Vested and exercisable	681	$18.62-26.83	$22.94	$160	$5.18	3.89
Unvested	232	21.03-26.83	22.80	—	5.22	7.73
Total outstanding	913	18.62-26.83	22.90	160	5.19	4.87

Granted	98	22.86	22.86	33	3.93
Exercised	(7)	18.62	18.62	30	3.79
Forfeited	(4)	22.14-26.83	24.16	1	5.54

At March 31, 2012
Vested and exercisable	750	18.62-26.83	23.03	744	5.20	4.00
Unvested	250	21.03-26.83	22.62	178	4.67	8.64
Total outstanding	1,000	18.62-26.83	22.93	$922	5.07	5.16

Vested during quarter	79	21.03-26.83	23.42	$55	5.32

(1)  Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2012, Bancorp granted 97,929 SARs at the current market price of $22.86 and a Black-Scholes fair value of $3.93. In the first quarter of 2012, Bancorp granted 55,656 shares of restricted common stock at the weighted average current market price of $22.65.  In the first quarter of 2012 and 2011, Bancorp awarded performance-based restricted stock units (RSUs) with fair values of $20.57 and $21.99, respectively to executive officers of the Bank, the three-year performance period for which began January 1 of the award year. Bancorp believes the most likely vesting of all RSUs will be 39,525 shares of common stock.  No stock options have been granted since 2007.

(10)              Net Income Per Share

The following table reflects, for the three months ended March 31, 2012 and 2011, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
	March 31
(in thousands, except per share data)	2012	2011
Net income, basic and diluted	$6,502	$5,491
Average shares outstanding	13,844	13,747
Effect of dilutive securities	46	90

Average shares outstanding including dilutive securities	13,890	13,837

Net income per share, basic	$0.47	$0.40
Net income per share, diluted	$0.47	$0.40

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes have been allocated to the investment management and trust segment based on the effective marginal tax rate; all reconciling items to the effective tax rate have been allocated to the commercial banking segment. The provision for loan losses has been allocated to the commercial banking segment.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Selected financial information by business segment for the three month periods ended March 31, 2012 and 2011 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended March 31, 2012
Net interest income	$18,510	$40	$18,550
Provision for loan losses	4,075	—	4,075
Investment management and trust services	—	3,490	3,490
All other non-interest income	5,730	25	5,755
Non-interest expense	12,754	1,982	14,736
Income before income taxes	7,411	1,573	8,984
Tax expense	1,931	551	2,482
Net income	$5,480	$1,022	$6,502

Three months ended March 31, 2011
Net interest income	$17,282	$33	$17,315
Provision for loan losses	2,800	—	2,800
Investment management and trust services	—	3,537	3,537
All other non-interest income	4,468	—	4,468
Non-interest expense	12,984	1,843	14,827
Income before income taxes	5,966	1,727	7,693
Tax expense	1,598	604	2,202
Net income	$4,368	$1,123	$5,491

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2012 and December 31, 2011, the gross amount of unrecognized tax benefits was $104,000 and $101,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of March 31, 2012 and December 31, 2011, the amount accrued for the potential payment of interest and penalties was $8,000 and $7,000, respectively.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2012.

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$95,001	$—	$95,001	$—
Government sponsored enterprise obligations	48,516	—	$48,516	—
Mortgage-backed securities	132,972	—	132,972	—
Obligations of states and political subdivisions	71,163	—	71,163	—
Trust preferred securities of financial institutions	1,047	1,047	—	—

Total investment securities available for sale	348,699	1,047	347,652	—

Interest rate swaps	415	—	415	—

Total assets	$349,114	$1,047	$348,067	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

	Fair value at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$115,001	$—	$115,001	$—
Government sponsored enterprise obligations	46,186	—	$46,186	—
Mortgage-backed securities	120,495	—	120,495	—
Obligations of states and political subdivisions	69,501	—	69,501	—
Trust preferred securities of financial institutions	1,002	1,002	—	—

Total investment securities available for sale	352,185	1,002	351,183	—

Interest rate swaps	442	—	442	—

Total assets	$352,627	$1,002	$351,625	$—

Liabilities

Interest rate swaps	$442	$—	$442	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for March 31, 2012 or December 31, 2011.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At March 31, 2012 and December 31, 2011 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for March 31, 2012 or December 31, 2011.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2012 and December 31, 2011, the carrying value of other real estate owned was $8,550,000 and $7,773,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at March 31, 2012 and December 31, 2011.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of March 31, 2012, total impaired loans with a valuation allowance were $11.8 million, and the specific allowance totaled $3.7 million, resulting in a fair value of $8.1 million, compared to total impaired loans with a valuation allowance of $12.6 million, and the specific allowance allocation totaling $2.6 million, resulting in a fair value of $10.0 million at December 31, 2011.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 3 month
	Fair value at March 31, 2012				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2012
Impaired loans	$8,075	$—	$—	$8,075	$(1,867)

					Losses for 3 month
	Fair value at December 31, 2011				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2011
Impaired loans	$10,021	$—	$—	$10,021	$(914)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2012, there were no transfers between Levels 1, 2, or 3.

(14)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2012

Financial assets
Cash and short-term investments	$53,951	$53,951	$53,951	$—	$—
Mortgage loans held for sale	6,935	7,041	—	7,041	—
Securities	348,699	348,699	1,047	347,652	—
Federal Home Loan Bank stock and other securities	5,949	5,949	—	5,949	—
Loans, net	1,500,534	1,532,709	—	—	1,532,709
Accrued interest receivable	5,811	5,811	5,811	—	—
Interest rate swap	415	415	—	415	—

Financial liabilities
Deposits	$1,627,317	$1,634,601	$—	$1,634,601	$—
Short-term borrowings	80,139	80,139	—	80,139	—
Long-term borrowings	91,328	90,480	—	90,480	—
Accrued interest payable	234	234	234	—	—
Interest rate swap	415	415	—	415	—

Off balance sheet financial instruments
Commitments to extend credit	$335,514	$—	$—	$—	$—
Standby letters of credit	14,218	(213)	—	—	(213)

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2011

Financial assets
Cash and short-term investments	$54,920	$54,920	$54,920	$—	$—
Mortgage loans held for sale	4,381	4,594	—	4,594	—
Securities	352,185	352,185	1,002	351,183	—
Federal Home Loan Bank stock and other securities	5,949	5,949	—	5,949	—
Loans, net	1,515,100	1,549,473	—	—	1,549,473
Accrued interest receivable	5,964	5,964	5,964	—	—
Interest rate swap	442	442	—	442	—

Financial liabilities
Deposits	$1,617,739	$1,626,170	$—	$1,626,170	$—
Short-term borrowings	103,299	103,299	—	103,299	—
Long-term borrowings	101,331	100,491	—	100,491	—
Accrued interest payable	232	232	232	—	—
Interest rate swap	442	442	—	442	—

Off balance sheet financial instruments
Commitments to extend credit	$318,907	$—	$—	$—	$—
Standby letters of credit	13,289	(199)	—	—	(199)

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

(15)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2012.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2012 and December 31, 2011.

March 31, 2012	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$236,418	14.39%	$131,435	8.00%	NA	NA
Bank	207,268	12.68%	130,768	8.00%	$163,461	10.00%

Tier I risk-based capital (1)
Consolidated	$215,745	13.13%	$65,726	4.00%	NA	NA
Bank	186,703	11.42%	65,395	4.00%	$98,093	6.00%

Leverage (2)
Consolidated	$215,745	10.71%	$60,433	3.00%	NA	NA
Bank	186,703	9.30%	60,227	3.00%	$100,378	5.00%

December 31, 2011	Actual		Minimum For Adequate		Minimum For Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$242,365	14.63%	$132,530	8.00%	NA	NA
Bank	210,614	12.77%	131,943	8.00%	$164,929	10.00%

Tier I risk-based capital (1)
Consolidated	$211,544	12.77%	$66,263	4.00%	NA	NA
Bank	179,890	10.91%	65,954	4.00%	$98,931	6.00%

Leverage (2)
Consolidated	$211,544	10.53%	$60,269	3.00%	NA	NA
Bank	179,890	8.99%	60,030	3.00%	$100,050	5.00%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2012 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2012 compared to the year ended December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2012 through March 31

Bancorp completed the first quarter of 2012 with net income of $6.50 million or 18% more than the comparable period of 2011.  The increase is primarily due to an improvement in net interest income, higher non-interest income, and decreasing non-interest expenses. Diluted earnings per share for the first quarter of 2012 were $0.47 compared to the first quarter of 2011 at $0.40.  For purposes of comparability and to provide additional insight into the strength of Bancorp’s operations, it should be noted that first quarter 2012 earnings included a gain on an investment in a domestic private investment fund, which contributed approximately $0.03 per diluted share after tax to the Bancorp’s first quarter earnings (the fund’s contribution to earnings in the year-earlier quarter was less than $0.01 per diluted share).  Excluding this gain, net income for the first quarter of 2012 on an adjusted basis, which is a non-GAAP measure, was $6.10 million or $0.44 per diluted share, reflecting an increase of 10% from the first quarter of 2011.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

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

Year-over-year total loans increased $14 million or 1%, and this resulted in growth in interest income.  Increased loan volume more than offset the negative effect of the declining interest rates on loans over the past year.  The average rate earned on assets decreased in the first quarter of 2012 compared to the same period in 2011 as the rates earned on loans and investments declined.  Despite deposit growth to support loan growth, interest expense declined due to lower funding costs on deposits and borrowings.  Rates paid on liabilities decreased approximately the same as rates declined on assets, contributing to an unchanged net interest spread and margin compared to the first three months of 2011.

The magnitude of its investment management and trust revenue distinguishes Bancorp from other similarly sized community banks, making total non-interest income a continuing key contributor to earnings in the first quarter of 2012.  Income from investment management and trust services, which constitutes an average of 40% of non-interest income, was virtually unchanged in the first quarter of 2012 compared to the same period in 2011. Trust assets under management rose to $1.84 billion at March 31, 2012, compared to $1.74 billion at December 31, 2011.   While fees are based on market values, because of asset allocation and diversification of asset classes in customer accounts, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain fixed income and equity asset classes, which generally react inversely to each other.  Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market.  The mortgage division had a strong first quarter, with a 93% increase in gains on the sales of mortgage loans compared with the first quarter of 2011.  This reflected a 44% increase in mortgage loans processed relating to home purchase activity — a welcome sign that the housing market may be strengthening.  Bancorp experienced increases in service charge income, and gains on sales of mortgage loans, as well as an improvement in the value of Bancorp’s investment in a domestic private investment fund.  Non-interest income as a percentage of total revenues was 33% in the first quarter of 2012, compared to 32% in the first quarter of 2011.

Lower non-interest expense in the first quarter of 2012 was due to decreases in FDIC insurance and other non-interest expense, partially offset by increases in personnel costs, reflecting higher staffing levels and normal salary increases.

Also impacting 2012 results, Bancorp’s provision for loan losses increased to $4.1 million in the first quarter compared to $2.8 million in the first quarter of 2011, primarily due to the possibility of further deterioration in several significant loans currently on the Bank’s credit watch list.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision results from an allowance methodology driven by risk ratings which reflect the ongoing economic stress on borrowers from 2008 through 2012.  Management continues to be concerned that the prolonged economic downturn and prospects for uncertain recovery will continue to take a toll on Bancorp’s loan portfolio and underlying collateral values, extending its impact to lending relationships that have to date not been identified.  Bancorp’s allowance for loan losses was 2.04% of total loans at March 31, 2012, compared with 1.93% of total loans at December 31, 2011, and 1.78% at March 31, 2011.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.37% as of March 31, 2012, compared to 9.11% at December 31, 2011.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,502,000 for the three months ended March 31, 2012 increased $1,011,000, or 18.4%, from $5,491,000 for the comparable 2011 period.  Basic net income per share was $0.47 for the first quarter of 2012, an increase of 17.5% from the $0.40 for the first quarter of 2011.  Net income per share on a diluted basis was $0.47 for the first quarter of 2012, compared to $0.40 for the first quarter of 2011; a 17.5% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.29% and 13.70%, respectively, for the first quarter of 2012, compared to 1.17% and 12.88%, respectively, for the same period in 2011.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2012 and 2011 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$93,724	$72	0.31%	$62,694	$46	0.30%
Mortgage loans held for sale	5,776	63	4.39%	5,214	63	4.90%
Securities:
Taxable	199,505	1,417	2.86%	160,933	1,175	2.96%
Tax-exempt	52,210	458	3.53%	51,122	496	3.93%
FHLB stock and other securities	5,949	60	4.06%	5,772	57	4.00%
Loans, net of unearned income	1,513,154	20,113	5.35%	1,472,960	19,845	5.46%

Total earning assets	1,870,318	22,183	4.77%	1,758,695	21,682	5.00%

Less allowance for loan losses	30,566			26,164

	1,839,752			1,732,531

Non-earning assets:
Cash and due from banks	30,065			25,777
Premises and equipment	37,467			32,783
Accrued interest receivable and other assets	114,756			119,778

Total assets	$2,022,040			$1,910,869

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$301,503	$149	0.20%	$276,633	$150	0.22%
Savings deposits	73,227	16	0.09%	68,431	33	0.20%
Money market deposits	520,335	465	0.36%	478,987	718	0.61%
Time deposits	398,620	1,416	1.43%	421,609	1,770	1.70%
Securities sold under agreements to repurchase	62,729	49	0.31%	53,756	67	0.51%
Fed funds purchased and other short term borrowings	19,032	8	0.17%	26,261	13	0.20%
FHLB advances	60,429	363	2.41%	60,440	361	2.42%
Long-term debt	33,208	796	9.61%	40,900	861	8.54%

Total interest bearing liabilities	1,469,083	3,262	0.89%	1,427,017	3,973	1.13%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	316,125			263,500
Accrued interest payable and other liabilities	45,944			47,426
Total liabilities	1,831,152			1,737,943

Stockholders’ equity	190,888			172,926

Total liabilities and stockholders’ equity	$2,022,040			$1,910,869
Net interest income		$18,921			$17,709
Net interest spread			3.88%			3.87%
Net interest margin			4.07%			4.08%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $371,000 and $394,000, respectively, for the three month periods ended March 31, 2012 and 2011.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $18.9 million for the three months ended March 31, 2012 increased $1.2 million, or 6.8%, from $17.7 million when compared to the same period last year. Net interest spread and net interest margin were 3.88% and 4.07%, respectively, for the first quarter of 2012 and 3.87% and 4.08%, respectively, for the first quarter of 2011.

The net interest margin for the first quarter of 2012 included the impact of penalties paid by customers due to the early repayment of several large loans; these prepayment penalties added an estimated seven basis points to the first quarter margin.  Excluding this impact, the net interest margin reflected an ongoing low interest rate environment, a competitive loan market, and Bancorp’s excess liquidity, all of which are likely to continue in the foreseeable future.  Increasing competitive loan pricing could negatively impact net interest margin in future quarters.

Approximately $584 million, or 38%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $418 million, or 72% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $67 million or 11% of variable rate loans have contractual floors below 4%.  The remaining $99 million or 17% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon renewal of the loans.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $111.6 million or 6.4%, to $1.870 billion for the first three months of 2012 compared to 2011, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $42.1 million, or 2.9%, to $1.469 billion for the first three months of 2012 compared to 2011 primarily due to increases in interest bearing deposits.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The March 31, 2012 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(0.81)%
Increase 100bp	(1.79)
Decrease 100bp	(0.29)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 27% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.  Analysis of rates increasing 300 bp or higher indicates a positive effect on net interest income.

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

Provision for Loan Losses

The provision for loan losses was $4.1 million for the first three months of 2012 compared to $2.8 million for the same period in 2011 primarily due to the possibility of further deterioration in several significant loans currently on the Bank’s credit watch list.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to remain cautious in assessing the potential risk in the loan portfolio. Accordingly, Bancorp expects the allowance for loan losses to remain at a high level compared with historic amounts until there are clearer signs of a sustained economic recovery, improvement in our customers’ financial conditions, resolution of certain problem credits, and, thus, a reduction in overall credit risk.  Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2012.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2012 and 2011 follows:

	Three months ended March 31
(Dollars in thousands)	2012	2011

Balance at the beginning of the period	$29,745	$25,543
Provision for loan losses	4,075	2,800
Loan charge-offs, net of recoveries	(2,614)	(1,387)
Balance at the end of the period	$31,206	$26,956
Average loans, net of unearned income	$1,543,778	$1,507,574
Provision for loan losses to average loans (1)	0.26%	0.19%
Net loan charge-offs to average loans (1)	0.17%	0.09%
Allowance for loan losses to average loans	2.02%	1.79%
Allowance for loan losses to period-end loans	2.04%	1.78%
Allowance to nonperforming loans	107.35%	178.72%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2012 and 2011 follows:

	Three months
(in thousands)	ended March 31
Net loan charge-offs (recoveries)	2012	2011
Commercial and industrial	$2,273	$694
Construction and development	23	600
Real estate mortgage - commercial investment	188	—
Real estate mortgage - owner occupied commercial	27	—
Real estate mortgage - 1-4 family residential	87	24
Home equity	180	16
Consumer	(164)	53
Total net loan charge-offs	$2,614	$1,387

The majority of the first quarter 2012 charge-offs arose from a single commercial and industrial loan that was restructured in bankruptcy during the first quarter of 2012.  See the Non-Performing Loans and Assets section below.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2012 and 2011.

	Three months
	ended March 31
(in thousands)	2012	2011

Non-interest income:
Investment management and trust services	$3,490	$3,537
Service charges on deposit accounts	2,055	1,924
Bankcard transaction revenue	965	877
Gains on sales of mortgage loans held for sale	739	382
Brokerage commissions and fees	541	513
Bank owned life insurance income	257	249
Other	1,198	523

Total non-interest income	$9,245	$8,005

Non-interest expenses:
Salaries and employee benefits	9,052	$8,400
Net occupancy expense	1,369	1,230
Data processing expense	1,313	1,137
Furniture and equipment expense	292	355
FDIC insurance expense	351	621
Other	2,359	3,084

Total non-interest expenses	$14,736	$14,827

Total non-interest income increased $1,240,000, or 15.5%, for the first quarter of 2012 compared to the same period in 2011.

Investment management and trust services income decreased $47,000, or 1.3%, in the first quarter of 2012, as compared to the same period in 2011, primarily due to a decrease in executor fees and financial planning fees, largely offset by the effect of an increased market value of assets under management.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Along with the effects of improving broader investment market conditions, this area of the Bank continued to grow through attraction of new business and retention of existing business, despite normal attrition. Trust assets under management at March 31, 2012 were $1.84 billion, compared to $1.79 billion at March 31, 2011.

Service charges on deposit accounts increased $131,000, or 6.8%, in the first quarter of 2012, as compared to the same period in 2011.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.

Bankcard transaction revenue increased $88,000, or 10.0%, in the first quarter of 2012, as compared to the same period in 2011 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in the first quarter of 2012 compared favorably to the same period in 2011 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will indirectly affect Bancorp as vendors continue to push for lower fees to be paid to all banks. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation may negatively affect this source of income.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers. The mortgage banking division also offers home equity conversion or “reverse” mortgages.  Gains on sales of mortgage loans increased $357,000, or 93.5%, in the first quarter of 2012, as compared to the same period in 2011.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates decreased during late 2011 and remained low into 2012, and as a result refinance volume increased from the first quarter of 2011 to 2012.  In addition to the refinance activity, Bancorp experienced a 44% increase in loans processed relating to purchase activity.

Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Brokerage commissions and fees increased $28,000, or 5.5%, in the first quarter of 2012, as compared to the same period in 2011, corresponding to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $257,000 for the first three months of 2012, compared to $249,000 for the same period in 2011.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related changes in cash surrender value and proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income increased $675,000, or 129%, in the first quarter of 2012 as compared to the same period in 2011, primarily due to an increase in the value of the domestic private investment fund, as well as a variety of other factors, none of which are individually significant.  The value of Bancorp’s investment increased by $627,000 in the first quarter of 2012, compared to an increase of $106,000 for the same period in 2011.  Primarily because of income statement related volatility, management has chosen to liquidate its investment in this fund as of March 31, 2012.

Total non-interest expenses decreased $91,000, or 0.6%, for the first quarter of 2012 as compared to the same period in 2011. Bancorp’s first quarter efficiency ratio was 52.32% compared with 57.66% in the first quarter last year. The first quarter efficiency ratio was lower compared with historic levels primarily due to the aforementioned prepayment penalties and income from the domestic private investment fund.

Salaries and benefits are the largest component of non-interest expenses and increased $652,000, or 7.8%, for the first quarter of 2012, as compared to the same period of 2011, largely due to increased staffing levels, normal increases in salaries and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in wealth management, lending and loan administration functions.  At March 31, 2012, the Bank had 480 full time equivalent employees compared to 473 at March 31, 2011.

Net occupancy expense increased $139,000, or 11.3%, in the first quarter of 2012, as compared to the same period of 2011 primarily due to an increase in depreciation expense, much of which is attributable to the new operations center location opened in 2011, and significant renovations to the main office campus in 2011. The Bank opened one additional branch location in the Indianapolis market in the first quarter of 2012, after opening no new branch locations in 2011.

Data processing expense was $1,313,000 for the first quarter of 2012, compared to $1,137,000 for the same period in 2011 largely due to increased computer equipment depreciation and maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.  Furniture and equipment expense decreased $63,000 or 17.7% for the first quarter of 2012, as compared to the same period in 2011.  This fluctuation relates to a variety of factors, none of which are individually significant.

FDIC insurance expense decreased $270,000, or 43.5%, for the first quarter of 2012 as compared to the same period in 2011.  The decrease is due to a change in the base on which the assessment is calculated and lower assessment rates adopted by the FDIC in the second quarter of 2011.

Other non-interest expenses decreased $725,000 or 23.5% in the first quarter of 2012, as compared to the same period in 2011, due largely to non-recurring 2011 $400,000 write-down on a previously foreclosed property, and $312,000 write-down of fixed assets related to a building renovation.  This category also includes legal and professional fees, MSR amortization, advertising, printing, mail and telecommunications, none of which are individually significant.

Income Taxes

In the first quarter of 2012, Bancorp recorded income tax expense of $2,482,000, compared to $2,202,000 for the same period in 2011.  The effective rate for the three month period was 27.6% in 2012 and 28.6% in 2011. The decrease in the effective tax rate was primarily due to a 2011 establishment of a reserve for uncertain tax positions for non-deductible life insurance premiums.

Commitments

Bancorp utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 7.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets decreased $12.5 million, or 0.6%, from $2.053 billion on December 31, 2011 to $2.041 billion on March 31, 2012.  The most significant contributor of the decrease in assets was loans, which decreased $13.1 million in the first quarter as the result of several significant early payoffs.  Investment securities decreased $3.5 million in the first quarter as a result of maturing securities, while federal funds sold increased $1.0 million.

Total liabilities decreased $16.6 million, or 0.9%, from December 31, 2011 to $1.849 billion on March 31, 2012.  The most significant component of the decrease was federal funds purchased, which decreased $16.6 million, or 44.6%.  Year-end 2011 federal funds purchases included $20 million purchased to cover short-term funding needs.  Subordinated debentures decreased $10 million to $30.9 million as Bancorp exercised its call option and prepaid the subordinated debentures without penalty in the first quarter of 2012.  Deposits increased $9.6 million or 0.6%, while securities sold under agreement to repurchase decreased $6.5 million or 9.9%.  Other liabilities increased $6.9 million or 16.2% as Bancorp purchased securities in the first quarter of 2012 which were scheduled to settle in the second quarter of 2012.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2012	December 31, 2011
Commercial and industrial	$371,430	$393,729
Construction and development	143,337	147,637
Real estate mortgage:
Commercial investment	413,182	399,655
Owner occupied commercial	300,203	297,121
1-4 family residential	155,185	154,565
Home equity - first lien	37,746	38,637
Home equity - junior lien	74,688	76,687
Subtotal: Real estate mortgage	981,004	966,665
Consumer	35,969	36,814

Total Loans	$1,531,740	$1,544,845

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2012 and December 31, 2011, the total loans of this nature were $31.3 million and $30.3 million respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Non-accrual loans	$19,232	$18,737
Troubled debt restructuring	9,443	3,402
Loans past due 90 days or more and still accruing	394	1,160

Non-performing loans	29,069	23,299

Foreclosed real estate	8,550	7,773

Non-performing assets	$37,619	$31,072

Non-performing loans as a percentage of total loans	1.90%	1.51%
Non-performing assets as a percentage of total assets	1.84%	1.51%
Allowance for loan losses as a percentage of non-performing loans	107%	128%

The increase in non-performing loans reflected primarily a single commercial credit that was restructured in bankruptcy during the first quarter of 2012 and, in accordance with US GAAP, is now accounted for as a troubled debt restructuring (TDR).

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	March 31, 2012	December 31, 2011
Commercial and industrial	$3,652	$2,665
Construction and development	4,122	2,416
Real estate mortgage - commercial investment	5,517	5,393
Real estate mortgage - owner occupied commercial	3,711	4,681
Real estate mortgage - 1-4 family residential	1,874	3,342
Home equity	353	146
Consumer	3	94
Total loans	$19,232	$18,737

Bancorp has seven borrowers, all in our primary market, who account for $11.7 million or 61% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $23.0 million at March 31, 2012. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $348.7 million at March 31, 2012, and included an unrealized net gain of $9.1 million. The portfolio includes maturities of approximately $110.6 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2012, total investment securities pledged for these purposes comprised 35% of the available for sale investment portfolio, leaving $225.0 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2012, such deposits totaled $1.237 billion and represented 76% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of March 31, 2012, Bancorp had only $4.6 million or 0.3% of total deposits, in brokered deposits, which are entirely comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31,

2012, the Bank’s additional borrowing capacity with the FHLB was approximately $88.0 million.  Additionally, the Bank had federal funds purchased lines with correspondent banks totaling $85.0 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At March 31, 2012, the Bank may pay up to $58.5 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At March 31, 2012, stockholders’ equity totaled $191.8 million, an increase of $4.1 million since December 31, 2011.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2011.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $5.4 million at March 31, 2012 and $5.5 million at December 31, 2011.  The change since year end is a reflection of maturities within the investment portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards.  These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of at least 10%; a Tier 1 ratio of at least 6%; and a leverage ratio of at least 5%.  The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Total risk-based capital (1)
Consolidated	14.39%	14.63%
Bank	12.68%	12.77%

Tier I risk-based capital (1)
Consolidated	13.13%	12.77%
Bank	11.42%	10.91%

Leverage (2)
Consolidated	10.71%	10.53%
Bank	9.30%	8.99%

(1)          Ratio is computed in relation to risk-weighted assets.

(2)          Ratio is computed in relation to average assets.

The decrease in total risk-based capital ratios is attributable to the aforementioned payoff of $10 million in subordinated debentures in the first quarter of 2012.  Importantly, the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement.

e)              Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, Bancorp considers various ratios when evaluating capital adequacy, including adjusted net income, adjusted earnings per diluted share, tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures.  Bancorp provides non-GAAP earnings information to improve the comparability of its results and provide additional insight into the strength of Bancorp’s operations.  Bancorp provides the tangible common equity ratios because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions.  Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios.

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2012	December 31, 2011

Adjusted Net Income and Earnings Per Diluted Share
Net income as reported	$6,502	$5,491
Less gain on domestic private investment fund, after tax	(401)	—
Adjusted net income	$6,101	$5,491

Earnings per diluted share as reported	$0.47	$0.40
Less gain on domestic private investment fund, after tax	(0.03)	—
Adjusted earnings per diluted share	$0.44	$0.40

Tangible Common Equity Ratio
Total equity (a)	$191,823	$187,686
Less goodwill	(682)	(682)
Tangible common equity (c)	$191,141	$187,004

Total assets (b)	$2,040,589	2,053,097
Less goodwill	(682)	(682)
Total tangible assets (d)	$2,039,907	$2,052,415

Total shareholders’ equity to total assets (a/b)	9.40%	9.14%
Tangible common equity ratio (c/d)	9.37%	9.11%

f)                Recently Issued Accounting Pronouncements

At March 31, 2012, no recently issued accounting pronouncements were identified that would affect the financial statements of Bancorp.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2012 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2012.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	6,516	22.60	—	—
March 1 - March 31	1,883	22.90	—	—

Total	8,399	$22.67	—	—

(1)             Activity represents shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan in place.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. March 31, 2012 Quarterly Report on Form 10-Q, filed on May 4, 2012, formatted in eXtensible Business Reporting Language (XBRL):

(1)    Consolidated Balance Sheets

(2)    Consolidated Statements of Income

(3)    Cash Flows Consolidated Statements of Comprehensive Income

(4)    Consolidated Statements of Cash Flows

(5)    Consolidated Statement of Changes in Stockholders’ Equity

(6)    Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: May 4, 2012	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: May 4, 2012	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer