Form 10-Q
period 2012-06-30
S Y BANCORP INC
filed 2012-08-06
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 30, 2012, was 13,879,187.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Consolidated Balance Sheets June 30, 2012 (Unaudited) and December 31, 2011

–	Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (Unaudited)

–	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (Unaudited)

–	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)

–	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012 (Unaudited)

–	Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$34,789	$32,901
Federal funds sold	35,533	22,019
Mortgage loans held for sale	6,608	4,381
Securities available for sale (amortized cost of $323,359 in 2012 and $343,059 in 2011)	333,143	352,185
Federal Home Loan Bank stock	5,180	4,948
Other securities	1,000	1,001
Loans	1,577,826	1,544,845
Less allowance for loan losses	31,773	29,745
Net loans	1,546,053	1,515,100
Premises and equipment, net	37,891	36,611
Bank owned life insurance	27,660	27,143
Accrued interest receivable	5,727	5,964
Other assets	50,044	50,844
Total assets	$2,083,628	$2,053,097
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$341,128	$313,587
Interest bearing	1,323,161	1,304,152
Total deposits	1,664,289	1,617,739
Securities sold under agreements to repurchase	50,700	66,026
Federal funds purchased	36,736	37,273
Accrued interest payable	280	232
Other liabilities	43,995	42,810
Federal Home Loan Bank advances	60,426	60,431
Subordinated debentures	30,900	40,900
Total liabilities	1,887,326	1,865,411
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,878,261 and 13,819,319 shares in 2012 and 2011, respectively	7,149	6,953
Additional paid-in capital	16,452	14,599
Retained earnings	166,812	160,672
Accumulated other comprehensive income	5,889	5,462
Total stockholders’ equity	196,302	187,686
Total liabilities and stockholders’ equity	$2,083,628	$2,053,097

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three and six months ended June 30, 2012 and 2011

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans	$19,473	$19,875	$39,353	$39,475
Federal funds sold	62	49	134	95
Mortgage loans held for sale	56	34	119	97
Securities – taxable	1,453	1,260	2,930	2,492
Securities – tax-exempt	319	348	639	695
Total interest income	21,363	21,566	43,175	42,854
Interest expense:
Deposits	1,881	2,654	3,927	5,325
Fed funds purchased	8	10	16	23
Securities sold under agreements to repurchase	43	64	92	131
Federal Home Loan Bank advances	364	364	727	725
Subordinated debentures	772	863	1,568	1,724
Total interest expense	3,068	3,955	6,330	7,928
Net interest income	18,295	17,611	36,845	34,926
Provision for loan losses	2,475	2,600	6,550	5,400
Net interest income after provision for loan losses	15,820	15,011	30,295	29,526
Non-interest income:
Investment management and trust services	3,670	3,661	7,160	7,198
Service charges on deposit accounts	2,125	2,034	4,180	3,958
Bankcard transaction revenue	1,017	960	1,982	1,837
Gains on sales of mortgage loans held for sale	866	441	1,605	823
Brokerage commissions and fees	652	530	1,193	1,043
Bank owned life insurance income	260	255	517	504
Other	700	271	1,898	794
Total non-interest income	9,290	8,152	18,535	16,157
Non-interest expenses:
Salaries and employee benefits	9,426	8,648	18,478	17,048
Net occupancy expense	1,464	1,357	2,833	2,587
Data processing expense	1,522	1,346	2,835	2,483
Furniture and equipment expense	326	337	618	692
FDIC insurance expense	346	339	697	960
Other	3,424	2,698	5,783	5,782
Total non-interest expenses	16,508	14,725	31,244	29,552
Income before income taxes	8,602	8,438	17,586	16,131
Income tax expense	2,499	2,441	4,981	4,643
Net income	6,103	5,997	12,605	11,488
Net income per share:
Basic	$0.44	$0.43	$0.91	$0.83
Diluted	$0.44	$0.43	$0.91	$0.83
Average common shares:
Basic	13,874	13,789	13,859	13,768
Diluted	13,941	13,879	13,916	13,857

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2012 and 2011

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$6,103	$5,997	$12,605	$11,488
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $249, $775, $231 and $849, respectively)	462	1,440	427	1,577
Comprehensive income	$6,565	$7,437	$13,032	$13,065

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(In thousands)

	2012	2011
Operating activities:
Net income	$12,605	$11,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,550	5,400
Depreciation, amortization and accretion, net	2,417	1,917
Deferred income tax benefit	(1,057)	(635)
Gain on sales of mortgage loans held for sale	(1,605)	(823)
Origination of mortgage loans held for sale	(95,702)	(42,953)
Proceeds from sale of mortgage loans held for sale	95,080	51,724
Bank owned life insurance income	(517)	(504)
(Increase) decrease in value of private investment fund	(637)	102
Proceeds from liquidation of private investment fund	2,846	—
Loss on the disposal of equipment	43	382
Loss on the sale of other real estate	208	32
Stock compensation expense	740	564
Excess tax benefits from share-based compensation arrangements	(30)	(77)
(Increase) decrease in accrued interest receivable and other assets	(1,273)	951
Increase (decrease) in accrued interest payable and other liabilities	1,263	(8,864)
Net cash provided by operating activities	20,931	18,704
Investing activities:
Purchases of securities available for sale	(214,345)	(132,819)
Proceeds from sale of securities available for sale	—	—
Proceeds from maturities of securities available for sale	233,171	121,840
Proceeds from maturities of securities held to maturity	—	20
Net increase in loans	(39,173)	(41,503)
Purchases of premises and equipment	(2,920)	(4,750)
Proceeds from disposal of premises and equipment	—	7
Proceeds from sale of foreclosed assets	2,211	5,293
Net cash used in investing activities	(21,056)	(51,912)
Financing activities:
Net increase in deposits	46,550	38,903
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(15,863)	2,273
Net decrease in other short-term borrowings	—	(755)
Repayments of Federal Home Loan Bank advances	(5)	(5)
Repayments of subordinated debentures	(10,000)	—
Issuance of common stock for options and dividend reinvestment plan	288	381
Excess tax benefits from share-based compensation arrangements	30	77
Common stock repurchases	(202)	(167)
Cash dividends paid	(5,271)	(4,956)
Net cash provided by financing activities	15,527	35,751
Net increase in cash and cash equivalents	15,402	2,543
Cash and cash equivalents at beginning of period	54,920	41,655
Cash and cash equivalents at end of period	$70,322	$44,198
Supplemental cash flow information:
Income tax payments	$5,200	$985
Cash paid for interest	6,282	8,053
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,670	$7,599

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2012

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686

Net income	—	—	—	12,605	—	12,605

Other comprehensive income, net of tax	—	—	—	—	427	427

Stock compensation expense	—	—	740	—	—	740

Stock issued for stock options exercised and dividend reinvestment plan	15	50	267	—	—	317

Stock issued for non- vested restricted stock	56	185	1,075	(1,260)	—	—

Cash dividends, $0.38 per share	—	—	—	(5,271)	—	(5,271)

Shares repurchased or cancelled	(12)	(39)	(229)	66	—	(202)

Balance June 30, 2012	13,878	$7,149	$16,452	$166,812	$5,889	$196,302

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

Interim results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results for the entire year.

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

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

June 30, 2012	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$45,000	$—	$—	$45,000
Government sponsored enterprise obligations	74,561	2,711	—	77,272
Mortgage-backed securities	135,178	4,115	17	139,276
Obligations of states and political subdivisions	67,620	2,957	16	70,561
Trust preferred securities of financial institutions	1,000	34	—	1,034

Total securities available for sale	$323,359	$9,817	$33	$333,143

December 31, 2011	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$115,001	$—	$—	$115,001
Government sponsored enterprise obligations	43,349	2,837	—	46,186
Mortgage-backed securities	116,954	3,564	23	120,495
Obligations of states and political subdivisions	66,755	2,779	33	69,501
Trust preferred securities of financial institutions	1,000	2	—	1,002

Total securities available for sale	$343,059	$9,182	$56	$352,185

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

A summary of the available for sale investment securities by maturity groupings as of June 30, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized cost	Fair value
(in thousands)

Due within 1 year	$85,877	$86,041
Due after 1 but within 5 years	68,145	70,549
Due after 5 but within 10 years	33,159	36,243
Due after 10 years	1,000	1,034
Mortgage-backed securities	135,178	139,276
Total securities available for sale	$323,359	$333,143

Securities with unrealized losses at June 30, 2012 and December 31, 2011, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses
June 30, 2012
Mortgage-backed securities	$5,234	$17	$—	$—	$5,234	$17
Obligations of states and political subdivisions	—	—	1,013	16	1,013	16
Total temporarily impaired securities	$5,234	$17	$1,013	$16	$6,247	$33

December 31, 2011
Mortgage-backed securities	$5,122	$23	$—	$—	5,122	23
Obligations of states and political subdivisions	2,644	17	1,021	16	3,665	33

Total temporarily impaired securities	$7,766	$40	$1,021	$16	$8,787	$56

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of two and five separate investment positions as of June 30, 2012 and December 31, 2011, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

(3)                     Loans

The composition of loans by primary loan classification follows:

(in thousands)	June 30, 2012	December 31, 2011
Commercial and industrial	$417,112	$393,729
Construction and development	139,328	147,637
Real estate mortgage	985,647	966,665
Consumer	35,739	36,814

Total loans	$1,577,826	$1,544,845

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011.

	Type of loan
June 30, 2012	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$417,112	$139,328	$985,647	$35,739	$1,577,826

Balance: loans with an allowance recorded	$11,516	$13,237	$10,695	$—	$35,448

Balance: loans with no related allowance recorded	$405,596	$126,091	$974,952	$35,739	$1,542,378

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,475	369	3,913	(327)	(880)	6,550
Charge-offs	(3,500)	(123)	(1,121)	(368)	—	(5,112)
Recoveries	5	—	134	451	—	590
Ending balance June 30, 2012	$7,344	$3,792	$14,108	$296	$6,233	$31,773

Balance: allowance for loans with related allowance recorded	$1,758	$3,597	$527	$—		$5,882

Balance: allowance for loans with no related allowance recorded	$5,586	$195	$13,581	$296	$6,233	$25,891

	Type of loan
December 31, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$393,729	$147,637	$966,665	$36,814	$1,544,845

Balance: loans with an allowance recorded	$5,459	$2,416	$14,170	$94	$22,139

Balance: loans with no related allowance recorded	$388,270	$145,221	$952,495	$36,720	$1,522,706

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	5,475	2,859	4,592	133	(459)	12,600
Charge-offs	(1,015)	(1,593)	(5,840)	(673)	—	(9,121)
Recoveries	108	—	158	457	—	723
Ending balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745

Balance: allowance for loans with related allowance recorded	$954	$10	$1,597	$—		$2,561

Balance: allowance for loans with no related allowance recorded	$6,410	$3,536	$9,585	$540	$7,113	$27,184

Bancorp did not have any loans acquired with deteriorated credit quality at June 30, 2012 or December 31, 2011.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•                  Real estate mortgage

•                  Consumer

The following table presents loans individually evaluated for impairment as of June 30, 2012 and December 31, 2011.

		Unpaid		Average
June 30, 2012	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$7,714	$7,714		$5,410
Construction and development	117	117		1,583
Real estate mortgage	5,384	5,384		6,178
Consumer	—	—		32
Subtotal	13,215	13,215		13,203

Loans with an allowance recorded
Commercial and industrial	3,802	3,802	1,758	4,325
Construction and development	13,120	13,120	3,597	5,009
Real estate mortgage	5,311	7,561	527	6,217
Consumer	—	—	—	—
Subtotal	22,233	24,483	5,882	15,551

Total
Commercial and industrial	$11,516	$11,516	$1,758	$9,735
Construction and development	13,237	13,237	3,597	6,592
Real estate mortgage	10,695	12,945	527	12,395
Consumer	—	—	—	32
Total	$35,448	$37,698	$5,882	$28,754

		Unpaid		Average
December 31, 2011	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$694	$920		$951
Construction and development	2,316	2,316		1,979
Real estate mortgage	6,453	6,453		6,353
Consumer	94	94		83
Subtotal	9,557	9,783		9,366

Loans with an allowance recorded
Commercial and industrial	4,765	6,415	954	2,447
Construction and development	100	100	10	20
Real estate mortgage	7,717	11,962	1,597	7,249
Consumer	—	—	—	10
Subtotal	12,582	18,477	2,561	9,726

Total
Commercial and industrial	$5,459	$7,335	$954	$3,398
Construction and development	2,416	2,416	10	1,999
Real estate mortgage	14,170	18,415	1,597	13,602
Consumer	94	94	—	93
Total	$22,139	$28,260	$2,561	$19,092

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $112,000 at June 30, 2012, and $1,160,000 at December 31, 2011.

The following table presents the recorded investment in non-accrual loans as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial	$4,478	$2,665
Construction and development	13,237	2,416
Real estate mortgage	10,192	13,562
Consumer	—	94

Total	$27,907	$18,737

On June 30, 2012 and 2011, Bancorp had $7.5 million and $250,000 of loans classified as TDR, respectively.  The following table presents the recorded investment in loans modified and classified as TDR during the six months ended June 30, 2012.

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	3	$5,788	$5,788
Real estate mortgage	2	503	503
Total	5	$6,291	$6,291

Bancorp did not modify and classify any loans as TDR during the six months ended June 30, 2011.

The following table presents the recorded investment in loans accounted for as TDR that have defaulted as of June 30, 2012.

June 30, 2012	Number of
(dollars in thousands)	Contracts	Recorded investment

Commercial & industrial	3	$1,583
Real estate mortgage	1	361

Total	4	$1,944

The loans in the table above are all related to one borrower and have a related allowance allocation of $493,000, which management estimates to be the total loss exposure to this credit.  Prior to 2012, Bancorp had not experienced loans accounted for as TDR that have subsequently defaulted.  At June 30, 2012, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings and modifications of amortization periods due to customer financial difficulties.  Some loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  There has been no forgiveness of principal for loans accounted for as TDR.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at June 30, 2012, had a total allowance allocation of $300,000, compared to $1,167,000 at December 31, 2011.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011.

			Greater
			than
			90 days				Recorded
			past due				investment >
June 30, 2012	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$483	$311	$4,478	$5,272	$411,840	$417,112	$—
Construction and development	413	86	13,237	13,736	125,592	139,328	—
Real estate mortgage	6,025	2,626	10,284	18,935	966,712	985,647	92
Consumer	41	4	20	65	35,674	35,739	20

Total	$6,962	$3,027	$28,019	$38,008	$1,539,818	$1,577,826	$112

December 31, 2011

Commercial and industrial	$989	$162	$2,665	$3,816	$389,913	$393,729	$—
Construction and development	86	—	2,416	2,502	145,135	147,637	—
Real estate mortgage	8,520	957	14,722	24,199	942,466	966,665	1,160
Consumer	336	—	94	430	36,384	36,814	—

Total	$9,931	$1,119	$19,897	$30,947	$1,513,898	$1,544,845	$1,160

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

As of June 30, 2012 and December 31, 2011, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
June 30, 2012
Grade
Pass	$391,331	$119,576	$933,244	$35,710	$1,479,861
Special mention	6,880	6,515	24,223	9	37,627
Substandard	7,385	—	17,393	—	24,778
Substandard non-performing	11,516	13,237	10,787	20	35,560
Doubtful	—	—	—	—	—
Total	$417,112	$139,328	$985,647	$35,739	$1,577,826

December 31, 2011

Grade
Pass	$356,090	$132,846	$896,217	$36,709	$1,421,862
Special mention	15,154	6,007	33,818	11	54,990
Substandard	17,026	6,368	21,300	—	44,694
Substandard non-performing	5,459	2,416	15,330	94	23,299
Doubtful	—	—	—	—	—
Total	$393,729	$147,637	$966,665	$36,814	$1,544,845

(4)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $60.4 million at June 30, 2012, via six separate advances.  For five advances totaling $60.0 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the sixth advance of $426,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  In 2010, Bancorp restructured and extended terms on two advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $1.3 million were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances are to be amortized over the life of the new advances, and are recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.

The following is a summary of the contractual maturities and average effective rates:

	June 30, 2012		December 31, 2011
(in thousands)	Advance	Rate	Advance	Rate
2013	$20,000	1.55%	$20,000	1.55%
2014	20,000	2.43%	20,000	2.43%
2015	20,000	3.34%	20,000	3.34%
2024	426	2.40%	431	2.40%

	$60,426	2.44%	$60,431	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At June 30, 2012, the amount of available credit from the FHLB totaled $94.8 million.

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

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at June 30, 2012 and December 31, 2011 were $2,737,000 and $2,292,000, respectively.  The total outstanding principal balances of loans serviced for others were $319,308,000 and $287,579,000 at June 30, 2012, and December 31, 2011 respectively.

Changes in the net carrying amount of MSRs for the six months ended June 30, 2012 and 2011 are shown in the following table.

(in thousands)	2012	2011
Balance at beginning of period	$1,630	$1,785
Originations	498	224
Amortization	(360)	(346)
Balance at June 30	$1,768	$1,663

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest ratably based on 20 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36,000 and $31,000, for the three months ended June

30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, the net periodic benefit costs totaled $71,000 and $62,000, respectively.

(7)                     Commitments and Contingent Liabilities

As of June 30, 2012, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $345.3 million including standby letters of credit of $14.0 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2012. Commitments to extend credit were $332.2 million, including standby letters of credit of $13.3 million, as of December 31, 2011.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private contractual arrangements. Standby letters of credit generally have maturities of one to two years.

To provide service to commercial accounts, Bancorp periodically provides customers with swap contracts and letters of credits with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 12 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at June 30, 2012, Bancorp would have been required to make payments of approximately $2,239,000. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of June 30, 2012, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of June 30, 2012, there were 558,730 shares available for future awards.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense before income taxes	$391,000	$316,000	$740,000	$564,000
Less: deferred tax benefit	(137,000)	(110,000)	(259,000)	(197,000)
Reduction of net income	$254,000	$206,000	$481,000	$367,000

Bancorp expects to record an additional $791,000 of stock-based compensation expense in 2012 for equity grants outstanding as of June 30, 2012.  As of June 30, 2012, Bancorp has $3,969,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $264,000 and $369,000 from the exercise of options during the six months of 2012 and 2011, respectively.

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

A summary of stock option and SARs activity and related information for the six months ended June 30, 2012 follows. The number of options and SARs and aggregate intrinsic value are stated in thousands.

(in thousands, except price and years)

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options	Exercise price	exercise	intrinsic	fair	contractual
	and SARs	per share	price	value (1)	value	life (years)

At December 31, 2011
Vested and exercisable	681	$18.62-26.83	$22.94	$160	$5.18	3.89
Unvested	232	21.03-26.83	22.80	—	5.22	7.73
Total outstanding	913	18.62-26.83	22.90	160	5.19	4.87

Granted	98	22.86	22.86	107	3.93
Exercised	(14)	18.62	18.62	60	3.79
Forfeited	(7)	20.71-26.83	23.76	5	5.40

At June 30, 2012
Vested and exercisable	741	18.62-26.83	23.07	1,031	5.22	3.79
Unvested	249	21.03-26.83	22.62	332	4.67	8.40
Total outstanding	990	18.62-26.83	22.93	$1,363	5.08	4.95

Vested during year	80	21.03-26.83	23.45	$91	5.33

(1)  Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2012, Bancorp granted 97,929 SARs at the current market price of $22.86 and a Black-Scholes fair value of $3.93. In the first quarter of 2012, Bancorp granted 55,656 shares of restricted common stock at the weighted average current market price of $22.65.  In the first quarter of 2012 and 2011, Bancorp awarded performance-based restricted stock units (RSUs) with fair values of $20.57 and $21.99, respectively to executive officers of the Bank, the three-year performance period for which began January 1 of the award year. Bancorp believes the most likely vesting of all RSUs will be 39,525 shares of common stock.  There were no additional awards or grants in the second quarter of 2012.  No stock options have been granted since 2007.

(10)              Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2012 and 2011, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
(In thousands, except per share data)	2012	2011	2012	2011
Net income, basic and diluted	$6,103	$5,997	$12,605	$11,488
Average shares outstanding	13,874	13,789	13,859	13,768
Effect of dilutive securities	67	90	57	89

Average shares outstanding including dilutive securities	13,941	13,879	13,916	13,857

Net income per share, basic	$0.44	$0.43	$0.91	$0.83
Net income per share, diluted	$0.44	$0.43	$0.91	$0.83

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

The financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes have been allocated to the investment management and trust segment based on the marginal tax rate; all reconciling items to the effective tax rate have been allocated to the commercial banking segment. The provision for loan losses has been allocated to the commercial banking segment.  The measurement of the performance of the business segments is based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities.  Principally, all of the net assets of Bancorp are involved in the commercial banking segment.

Selected financial information by business segment for the three and six month periods ended June 30, 2012 and 2011 follows:.

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended June 30, 2012
Net interest income	$18,259	$36	$18,295
Provision for loan losses	2,475	—	2,475
Investment management and trust services	—	3,670	3,670
All other non-interest income	5,610	10	5,620
Non-interest expense	14,294	2,214	16,508
Income before income taxes	7,100	1,502	8,602
Tax expense	1,973	526	2,499
Net income	$5,127	$976	$6,103

Three months ended June 30, 2011
Net interest income	$17,581	$30	$17,611
Provision for loan losses	2,600	—	2,600
Investment management and trust services	—	3,661	3,661
All other non-interest income	4,491	—	4,491
Non-interest expense	12,667	2,058	14,725
Income before income taxes	6,805	1,633	8,438
Tax expense	1,869	572	2,441
Net income	$4,936	$1,061	$5,997

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Six months ended June 30, 2012
Net interest income	$36,769	$76	$36,845
Provision for loan losses	6,550	—	6,550
Investment management and trust services	—	7,160	7,160
All other non-interest income	11,340	35	11,375
Non-interest expense	27,048	4,196	31,244
Income before income taxes	14,511	3,075	17,586
Tax expense	3,904	1,077	4,981
Net income	$10,607	$1,998	$12,605

Six months ended June 30, 2011
Net interest income	$34,863	$63	$34,926
Provision for loan losses	5,400	—	5,400
Investment management and trust services	—	7,198	7,198
All other non-interest income	8,959	—	8,959
Non-interest expense	25,698	3,854	29,552
Income before income taxes	12,724	3,407	16,131
Tax expense	3,450	1,193	4,643
Net income	$9,274	$2,214	$11,488

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2012 and December 31, 2011, the gross amount of unrecognized tax benefits was $106,000 and $101,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of June 30, 2012 and December 31, 2011, the amount accrued for the potential payment of interest and penalties was $8,000 and $7,000, respectively.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$45,000	$—	$45,000	$—
Government sponsored enterprise obligations	77,272	—	77,272	—
Mortgage-backed securities	139,276	—	139,276	—
Obligations of states and political subdivisions	70,561	—	70,561	—
Trust preferred securities of financial institutions	1,034	1,034	—	—

Total investment securities available for sale	333,143	1,034	332,109	—

Interest rate swaps	447	—	447	—

Total assets	$333,590	$1,034	$332,556	$—

Liabilities

Interest rate swaps	$447	$—	$447	$—

	Fair value at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$115,001	$—	$115,001	$—
Government sponsored enterprise obligations	46,186	—	46,186	—
Mortgage-backed securities	120,495	—	120,495	—
Obligations of states and political subdivisions	69,501	—	69,501	—
Trust preferred securities of financial institutions	1,002	1,002	—	—

Total investment securities available for sale	352,185	1,002	351,183	—

Interest rate swaps	442	—	442	—

Total assets	$352,627	$1,002	$351,625	$—

Liabilities

Interest rate swaps	$442	$—	$442	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for June 30, 2012 or December 31, 2011.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At June 30, 2012 and December 31, 2011 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for June 30, 2012 or December 31, 2011.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At June 30, 2012 and December 31, 2011, the carrying value of other real estate owned was $7,041,000 and $7,773,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at June 30, 2012 and December 31, 2011.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of June 30, 2012, total impaired loans with a valuation allowance were $22.2 million, and the specific allowance totaled $5.9 million, resulting in a fair value of $16.4 million, compared to total impaired loans with a valuation allowance of $12.6 million, and the specific allowance allocation totaling $2.6 million, resulting in a fair value of $10.0 million at December 31, 2011.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

	Fair value at June 30, 2012				Losses for 6 month period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2012
Impaired loans	$16,351	$—	$—	$16,351	$(3,990)

	Fair value at December 31, 2011				Losses for 6 month period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2011
Impaired loans	$10,021	$—	$—	$10,021	$(469)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended June 30, 2012, there were no transfers between Levels 1, 2, or 3.

(14)              Fair Value of Financial Instruments

The estimated fair values of financial instruments are as follows:

(in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3

June 30, 2012

Financial assets
Cash and short-term investments	$70,322	$70,322	$70,322	$—	$—
Mortgage loans held for sale	6,608	6,834	—	6,834	—
Securities	333,143	333,143	1,002	332,141	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,546,053	1,587,991	—	—	1,587,991
Accrued interest receivable	5,727	5,727	5,727	—	—
Interest rate swap	447	447	—	447	—

Financial liabilities
Deposits	$1,664,289	$1,670,895	$—	$1,670,895	$—
Short-term borrowings	87,436	87,436	—	87,436	—
Long-term borrowings	91,326	90,468	—	90,468	—
Accrued interest payable	280	280	280	—	—
Interest rate swap	447	447	—	447	—

Off balance sheet financial instruments
Commitments to extend credit	$331,237	$—	$—	$—	$—
Standby letters of credit	14,024	(210)	—	—	(210)

(in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3

December 31, 2011

Financial assets
Cash and short-term investments	$54,920	$54,920	$54,920	$—	$—
Mortgage loans held for sale	4,381	4,594	—	4,594	—
Securities	352,185	352,185	1,002	351,183	—
Federal Home Loan Bank stock and other securities	5,949	5,949	—	5,949	—
Loans, net	1,515,100	1,549,473	—	—	1,549,473
Accrued interest receivable	5,964	5,964	5,964	—	—
Interest rate swap	442	442	—	442	—

Financial liabilities
Deposits	$1,617,739	$1,626,170	$—	$1,626,170	$—
Short-term borrowings	103,299	103,299	—	103,299	—
Long-term borrowings	101,331	100,491	—	100,491	—
Accrued interest payable	232	232	232	—	—
Interest rate swap	442	442	—	442	—

Off balance sheet financial instruments
Commitments to extend credit	$318,907	$—	$—	$—	$—
Standby letters of credit	13,289	(199)	—	—	(199)

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

(15)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2012.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2012 and December 31, 2011.

June 30, 2012	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$241,083	14.20%	$135,821	8.00%	NA	NA
Bank	214,880	12.70%	135,357	8.00%	$169,197	10.00%

Tier I risk-based capital (1)
Consolidated	$219,731	12.94%	$67,923	4.00%	NA	NA
Bank	193,596	11.44%	67,691	4.00%	$101,536	6.00%

Leverage (2)
Consolidated	$219,731	10.82%	$60,924	3.00%	NA	NA
Bank	193,596	9.56%	60,752	3.00%	$101,253	5.00%

December 31, 2011	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$242,365	14.63%	$132,530	8.00%	NA	NA
Bank	210,614	12.77%	131,943	8.00%	$164,929	10.00%

Tier I risk-based capital (1)
Consolidated	$211,544	12.77%	$66,263	4.00%	NA	NA
Bank	179,890	10.91%	65,954	4.00%	$98,931	6.00%

Leverage (2)
Consolidated	$211,544	10.53%	$60,269	3.00%	NA	NA
Bank	179,890	8.99%	60,030	3.00%	$100,050	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2012 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2012 compared to the year ended December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2012 through June 30

Bancorp completed the first six months of 2012 with net income of $12.61 million or 10% more than the comparable period of 2011.  The increase is due to an improvement in net interest income and increasing non-interest income, partially offset by increasing non-interest expenses. Diluted earnings per share for the first six months of 2012 were $0.91 compared to the first six months of 2011 at $0.83.

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

Year-over-year total loans increased $39 million or 3%.  Declining interest rates on loans more than offset the positive effect of increased loan volume over the past year.  The average rate earned on assets decreased in the first six months of 2012 compared to the same period in 2011.  Deposit balances grew to support loan growth, but interest expense declined due to lower funding costs on deposits and borrowings.  Rates paid on assets decreased more than rates declined on liabilities, contributing to a lower net interest spread and margin compared to the first six months of 2011.

Bancorp’s magnitude of its investment management and trust revenue distinguishes it from other similarly sized community banks, making total non-interest income a continuing key contributor to earnings in the first six months of 2012.  Income from investment management and trust services, which constitutes an average of 40% of non-interest income, was virtually unchanged in the first six months of 2012 compared to the same period in 2011. Trust assets under management rose to $1.85 billion at June 30, 2012, compared to $1.74 billion at December 31, 2011.  While fees are based on market values, because of asset allocation and diversification of asset classes in customer accounts, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain both fixed income and equity assets, which generally react inversely to each other.

Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market.  Non-recurring fees for the second quarter and first six months of 2012 are less than the same periods in 2011, while recurring fees increased 3% for the second quarter, and 2% for the first six months of 2012, compared to the same periods in 2011.

The mortgage division had a strong first half of 2012, with a 95% increase in gains on the sales of mortgage loans compared with the first six months of 2011.  This included a 54% increase in mortgage loans relating to home purchase activity — a welcome sign that the housing market may be strengthening.

Bancorp experienced increases in most categories of non-interest income over the first six months of 2012.  Non-interest income as a percentage of total revenues was 33% in the first six months of 2012, compared to 31% for the same period of 2011.

Higher non-interest expense in 2012 was reflected in most categories resulting largely from costs of market expansion and growth in support functions.

Also impacting 2012 results, Bancorp’s provision for loan losses increased to $6.6 million in the first six months compared to $5.4 million in the same period of 2011, reflecting Bancorp’s ongoing efforts to identify risk in its portfolio.  Overall, management believes that the pace of loan downgrades is slowing and some upgrades are occurring, but problem loan resolution challenges still lie ahead.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision results from an allowance methodology driven by risk ratings which reflect the ongoing economic stress on borrowers since 2008.  Bancorp’s allowance for loan losses was 2.01% of total loans at June 30, 2012, compared with 1.93% of total loans at December 31, 2011, and 1.79% at June 30, 2011.

For purposes of comparability and to provide additional insight into the strength of Bancorp’s operations, it should be noted that 2012 earnings included a first quarter gain on an investment in a domestic private investment fund, which contributed approximately $0.03 per diluted share after tax to the Bancorp’s earnings (the fund’s contribution to earnings in the year-earlier period was less than $0.01 per diluted share).

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.39% as of June 30, 2012, compared to 9.11% at December 31, 2011.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,103,000 for the three months ended June 30, 2012 increased $106,000, or 1.8%, from $5,997,000 for the comparable 2011 period.  Basic net income per share was $0.44 for the second quarter of 2012, compared to $0.43 for the second quarter of 2011, a 2.3% increase.  Net income per share on a diluted basis was $0.44 for the second quarter of 2012, compared to $0.43 for the second quarter of 2011, a 2.3% increase.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.20% and 12.59%, respectively, for the second quarter of 2012, compared to 1.24% and 13.62%, respectively, for the same period in 2011.

Net income of $12,605,000 for the six months ended June 30, 2012 increased $1,117,000, or 9.7%, from $11,488,000 for the comparable 2011 period.  Basic net income per share was $0.91 for the first six months of 2012, compared to $0.83 for the same period of 2011, a 9.6% increase.  Net income per share on a diluted basis was also $0.91 for the first six months of 2012 compared to $0.83 for the same period of

2011.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.25% and 13.14%, respectively, for the first six months of 2011, compared to 1.21% and 13.26%, respectively, for the same period in 2011.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2012 and 2011 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate
Earning assets:
Federal funds sold	$84,957	$62	0.29%	$68,120	$49	0.29%
Mortgage loans held for sale	5,718	56	3.94%	2,759	34	4.94%
Securities:
Taxable	213,235	1,398	2.64%	157,203	1,203	3.07%
Tax-exempt	52,158	456	3.52%	50,894	498	3.92%
FHLB stock and other securities	6,157	55	3.59%	5,928	57	3.86%
Loans, net of unearned income	1,523,502	19,709	5.20%	1,495,290	20,119	5.40%
Total earning assets	1,885,727	21,736	4.64%	1,780,194	21,960	4.95%
Less allowance for loan losses	32,214			27,860
	1,853,513			1,752,334
Non-earning assets:
Cash and due from banks	31,056			25,908
Premises and equipment	38,156			34,467
Accrued interest receivable and other assets	115,196			119,608
Total assets	$2,037,921			$1,932,317

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$318,521	$130	0.16%	$285,901	$158	0.22%
Savings deposits	78,026	16	0.08%	71,165	31	0.17%
Money market deposits	518,534	464	0.36%	483,038	696	0.58%
Time deposits	385,226	1,271	1.33%	420,167	1,769	1.69%
Securities sold under agreements to repurchase	57,930	43	0.30%	58,044	64	0.44%
Fed funds purchased and other short term borrowings	21,863	8	0.15%	23,081	10	0.17%
FHLB advances	60,426	364	2.42%	60,438	364	2.42%
Long-term debt	30,900	772	10.05%	40,900	863	8.46%
Total interest bearing liabilities	1,471,426	3,068	0.84%	1,442,734	3,955	1.10%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	325,717			267,239
Accrued interest payable and other liabilities	45,831			45,765
Total liabilities	1,842,974			1,755,738
Stockholders’ equity	194,947			176,579
Total liabilities and stockholders’ equity	$2,037,921			$1,932,317
Net interest income		$18,668			$18,005
Net interest spread			3.80%			3.85%
Net interest margin			3.98%			4.06%

	Six months ended June 30
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate
Earning assets:
Federal funds sold	$89,341	$134	0.30%	$65,422	$95	0.29%
Mortgage loans held for sale	5,747	119	4.16%	3,980	97	4.89%
Securities:
Taxable	206,370	2,815	2.74%	159,058	2,378	3.01%
Tax-exempt	52,184	914	3.52%	51,007	994	3.93%
FHLB stock and other securities	6,053	115	3.82%	5,850	114	3.93%
Loans, net of unearned income	1,518,328	39,822	5.27%	1,484,187	39,964	5.43%
Total earning assets	1,878,023	43,919	4.70%	1,769,504	43,642	4.97%
Less allowance for loan losses	31,390			27,017
	1,846,633			1,742,487
Non-earning assets:
Cash and due from banks	30,561			25,843
Premises and equipment	37,812			33,629
Accrued interest receivable and other assets	114,975			119,693
Total assets	$2,029,981			$1,921,652

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$310,012	$279	0.18%	$281,293	$308	0.22%
Savings deposits	75,626	32	0.09%	69,806	64	0.18%
Money market deposits	519,435	929	0.36%	481,024	1,414	0.59%
Time deposits	391,923	2,687	1.38%	420,884	3,539	1.70%
Securities sold under agreements to repurchase	60,330	92	0.31%	55,912	131	0.47%
Fed funds purchased and other short term borrowings	20,447	16	0.16%	24,662	23	0.19%
FHLB advances	60,428	727	2.42%	60,439	725	2.42%
Long-term debt	32,054	1,568	9.84%	40,900	1,724	8.50%
Total interest bearing liabilities	1,470,255	6,330	0.87%	1,434,920	7,928	1.11%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	320,921			265,380
Accrued interest payable and other liabilities	45,887			46,589
Total liabilities	1,837,063			1,746,889
Stockholders’ equity	192,918			174,763
Total liabilities and stockholders’ equity	$2,029,981			$1,921,652
Net interest income		$37,589			$35,714
Net interest spread			3.83%			3.86%
Net interest margin			4.03%			4.07%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $373,000 and $394,000, respectively, for the three month periods ended June 30, 2012 and 2011 and $744,000 and $788,000, respectively, for the six month periods ended June 30, 2012 and 2011.

Fully taxable equivalent net interest income of $18.7 million for the three months ended June 30, 2012 increased $662,000, or 3.7%, from $18.0 million when compared to the same period last year. Net interest spread and net interest margin were 3.80% and 3.98%, respectively, for the second quarter of 2012 and 3.85% and 4.06%, respectively, for the second quarter of 2011.

Fully taxable equivalent net interest income of $37.6 million for the six months ended June 30, 2012 increased $1.9 million, or 5.2%, from $35.7 million when compared to the same period last year. Net interest spread and net interest margin were 3.83% and 4.02%, respectively, for the first six months of 2012 and 3.86% and 4.07%, respectively, for the first six months of 2011.

Approximately $600 million, or 38%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $421 million, or 70% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $71 million or 12% of variable rate loans have contractual floors below 4%.  The remaining $108 million or 18% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon renewal of the loans.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $108.5 million or 6.1%, to $1.88 billion for the first six months of 2012 compared to 2011, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $35.3 million, or 2.5%, to $1.47 billion for the first six months of 2012 compared to 2011 primarily due to increases in interest bearing demand and money market deposits, partially offset by decreases in certificates of deposits and long term debt.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.  The June, 2012 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(1.35)%
Increase 100bp	(2.08)
Decrease 100bp	(0.54)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 27% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.  Analysis indicates rates must increase more than 300 bp to result in a positive effect on net interest income.

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

Provision for Loan Losses

The provision for loan losses was $2.5 million and $2.6 million for the second quarter of 2012 and 2011, respectively, and $6.6 million and $5.4 million for the first six months of 2012 and 2011, respectively.  The decline in the provision, the lowest in eight quarters, in spite of an increase in non-performing loans, reflects Bancorp’s ongoing efforts to identify risk in its portfolio early.  Overall, management believes that the pace of loan downgrades is slowing and some upgrades are occurring, but problem loan resolution challenges still lie ahead.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp intends to remain cautious in assessing the potential risk in the loan portfolio. Accordingly, Bancorp expects the allowance for loan losses to remain at a high level compared with historic amounts until there are clearer signs of a sustained economic recovery, improvement in our customers’ financial conditions, resolution of certain problem credits, and, thus, a reduction in overall credit risk in the portfolio.  Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2012.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2012 and 2011 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2012	2011	2012	2011

Balance at the beginning of the period	$31,206	$26,956	$29,745	$25,543
Provision for loan losses	2,475	2,600	6,550	5,400
Loan charge-offs, net of recoveries	(1,908)	(1,992)	(4,522)	(3,379)
Balance at the end of the period	$31,773	$27,564	$31,773	$27,564
Average loans, net of unearned income	$1,544,840	$1,529,039	$1,549,309	$1,518,366
Provision for loan losses to average loans (1)	0.16%	0.17%	0.42%	0.36%
Net loan charge-offs to average loans (1)	0.12%	0.13%	0.29%	0.22%
Allowance for loan losses to average loans	2.06%	1.80%	2.05%	1.82%
Allowance for loan losses to period-end loans	2.01%	1.79%	2.01%	1.79%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and typically after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2012 and 2011 follows:

	Three months		Six months
(in thousands)	ended June 30		ended June 30
Net loan charge-offs (recoveries)	2012	2011	2012	2011
Commercial and industrial	$1,222	$102	$3,495	$796
Construction and development	100	627	123	1,227
Real estate mortgage - commercial investment	231	620	419	620
Real estate mortgage - owner occupied commercial	(48)	124	(21)	124
Real estate mortgage - 1-4 family residential	44	282	131	306
Home equity	278	183	458	199
Consumer	81	54	(83)	107
Total net loan charge-offs	$1,908	$1,992	$4,522	$3,379

The increase in net charge-offs in the commercial and industrial category is largely due to one commercial borrower, which was restructured in 2011, and has subsequently defaulted.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2012 and 2011.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2012	2011	2012	2011

Non-interest income:
Investment management and trust services	$3,670	$3,661	$7,160	$7,198
Service charges on deposit accounts	2,125	2,034	4,180	3,958
Bankcard transaction revenue	1,017	960	1,982	1,837
Gains on sales of mortgage loans held for sale	866	441	1,605	823
Brokerage commissions and fees	652	530	1,193	1,043
Bank owned life insurance income	260	255	517	504
Other	700	271	1,898	794
Total non-interest income	$9,290	$8,152	$18,535	$16,157
Non-interest expenses:
Salaries and employee benefits	$9,426	$8,648	$18,478	$17,048
Net occupancy expense	1,464	1,357	2,833	2,587
Data processing expense	1,522	1,346	2,835	2,483
Furniture and equipment expense	326	337	618	692
FDIC insurance expense	346	339	697	960
Other	3,424	2,698	5,783	5,782
Total non-interest expenses	$16,508	$14,725	$31,244	$29,552

Total non-interest income increased $1,138,000, or 14.0%, for the second quarter of 2012 and increased $2,378,000, or 14.7% for the first six months of 2012, compared to the same periods in 2011.

Investment management and trust services income was virtually flat for the second quarter and six month periods of 2012 compared to the same periods in 2011.  Non-recurring fees, notably executor, insurance, and some employee benefit plan-related fees, are behind the same periods in 2011.  Recurring fees earned for managing accounts, which are based on a percentage of market value, increased 3% for the second quarter, and 2% for the first six months of 2012, compared to the same periods in 2011.  Along with the effects of improving broader investment market conditions, this area of the Bank continued to grow through attraction of new business and retention of existing business, despite normal attrition. Trust assets under management at June 30, 2012 were $1.85 billion, compared to $1.81 billion at June 30, 2011.

Service charges on deposit accounts increased $91,000, or 4.5%, in the second quarter of 2012, and $222,000, or 5.6%, for the first six months of 2012, as compared to the same periods in 2011.  Service charge income is driven by transaction volume in deposit accounts, which can fluctuate throughout the year.

Bankcard transaction revenue increased $57,000, or 5.94%, in the second quarter of 2012, and increased $145,000, or 7.9%, for the first six months of 2012, as compared to the same periods in 2011 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in the first six months of 2012 compared favorably to the same period in 2011 as bankcard transaction volume continues to increase.  Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  In July 2012, Visa, MasterCard and credit card-issuing major banks agreed to settle a long-running lawsuit alleging the violation of antitrust laws in setting credit card interchange fees.  The out-of-court settlement, pending judicial approval, also includes a 10-basis-point reduction in credit card interchange rates for eight months which will be deducted from the interchange revenue of all banks. Preliminary estimates by the American Bankers Association indicate this reduction will reduce our interchange income approximately 5% per month for an as yet undetermined eight-month period.  For Bancorp, this would be a reduction of approximately $130,000 in bankcard transaction revenue for the eight month period.

The Bank’s mortgage banking division originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The division offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for low-income and first time home buyers.  Gains on sales of mortgage loans increased $425,000, or 96.4%, in the second quarter of 2012, and increased $782,000, or 95.0%, for the first six months of 2012, as compared to the same periods in 2011.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Prevailing mortgage interest rates decreased during late 2011 and continued to drop into 2012, and as a result refinance volume increased from 2011 to 2012.  In addition to the refinance activity, Bancorp experienced a 54% increase in loans relating to purchase activity in the first six months of 2012.

Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Brokerage commissions and fees increased $122,000, or 23.0%, in the second quarter of 2012, and increased $150,000 or 14.4% for the first six months of 2012, as compared to the same period in 2011, corresponding to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $260,000 and $255,000 for the second quarter of 2012 and 2011, respectively, and totaled $517,000 and $504,000 for the first six months of 2012 and 2011, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  The related changes in cash surrender value and proceeds received under the policies, none of which have occurred to date, are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income increased $429,000, or 158.3%, in the second quarter of 2012 as compared to the same period in 2011, primarily due to an increase of $106,000 in fees related to mortgage lending, a $209,000 decrease in the value of the domestic private investment fund recorded in the prior year, and a variety of other factors, none of which are individually significant.  Other non-interest income increased $1,104,000, or 139.0%, in the first six months of 2012 as compared to the same period in 2011, primarily due to an increase of $739,000 in income from the domestic private investment fund, an increase of $231,000 in fees related to mortgage lending, and a variety of other factors, none of which were individually significant.  The value of Bancorp’s investment in the domestic private investment fund increased by $637,000 in the first six months of 2012, compared to a decrease of $102,000 for the same period in 2011. Management liquidated its investment in this fund effective March 31, 2012.

Total non-interest expenses increased $1,783,000, or 12.1%, for the second quarter of 2012 as compared to the same period in 2011 and $1,692,000, or 5.7%, for the first six months of 2012 as compared to the same period in 2011.  Bancorp’s second quarter efficiency ratio was 59.05% compared with 52.32% in the first quarter of 2012 and 56.29% in the second quarter last year.

Salaries and employee benefits increased $778,000, or 9.0%, for the second quarter of 2012, and $1,430,000, or 8.4% for the first six months of 2012, as compared to the same periods of 2011, largely due to increased staffing levels including senior staff with higher per capita salaries in wealth management, lending and loan administration functions.  These additions support growth in all market areas.  To a lesser extent, normal increases in salaries, pension, bonus and stock-based compensation expense contributed to the increase.  At June 30, 2012, the Bank had 482 full time equivalent employees compared to 466 at June 30, 2011.

Net occupancy expense increased $107,000, or 7.9%, in the second quarter of 2012, and $246,000, or 9.5% in the first six months of 2012, as compared to the same periods of 2011, largely due to increases in property taxes and depreciation expense attributable to market expansion and support operations.

Data processing expense increased $176,000, or 13.1% in the second quarter of 2012, and $352,000, or 14.2% for the first six months of 2012, compared to the same periods of 2011 largely due to increased computer equipment depreciation and maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense decreased $11,000 or 3.3% for the second quarter of 2011, and $74,000, or 10.7% for the first six months of 2012, as compared to the same periods in 2011.  These fluctuations relate to a variety of factors, none of which were individually significant.

FDIC insurance expense increased $7,000, or 2.1%, for the second quarter of 2012, and decreased $263,000 or 27.4% for the first six months of 2012, as compared to the same periods in 2011.  The decrease is due to a change in the base on which the assessment is calculated and lower assessment rates adopted by the FDIC in the second quarter of 2011.

Other non-interest expenses increased $726,000 or 26.9% in the second quarter of 2012, and were unchanged in the first six months of 2012, as compared to the same periods in 2011.  The increase for the second quarter was due largely to $250,000 write-down on previously foreclosed properties in the second quarter of 2012.  In addition the Company experienced increased OREO maintenance costs, along with higher legal and professional fees, advertising and mailing costs.  This category also includes MSR amortization, printing and telecommunications, none of which had variances which were individually significant.

Income Taxes

In the second quarter of 2012, Bancorp recorded income tax expense of $2,499,000, compared to $2,441,000 for the same period in 2011.  The effective rate for the three month period was 29.1% in 2012 and 28.9% in 2011.  Bancorp recorded income tax expense of $4,981,000 for the first six months of 2012, compared to $4,643,000 for the same period in 2011.  The effective rate for the six month period was 28.3% in 2012 and 28.8% in 2011.

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

b)             Financial Condition

Balance Sheet

Total assets increased $30.5 million, or 1.5%, from $2.053 billion on December 31, 2011 to $2.084 billion on June 30, 2012.  The most significant contributor of the increase in assets was loans, which increased $33.0 million in the first six months, and $46.1 million in the second quarter.  Investment securities decreased $19.0 million in the first six months of 2012 as a result of maturing securities, while federal funds sold increased $13.5 million.

Total liabilities increased $21.9 million, or 1.2%, from December 31, 2011 to $1.887 billion on June 30, 2012.  The most significant component of the increase was deposits, which increased $46.6 million or 2.9%.  Securities sold under agreement to repurchase decreased $15.3 million, or 23.2%.  Subordinated debentures decreased $10.0 million to $30.9 million as Bancorp exercised its call option and prepaid the subordinated debentures without penalty in the first quarter of 2012.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by type	June 30, 2012	December 31, 2011
Commercial and industrial	$417,112	$393,729
Construction and development	139,328	147,637
Real estate mortgage:
Commercial investment	420,499	399,655
Owner occupied commercial	300,911	297,121
1-4 family residential	154,927	154,565
Home equity - first lien	37,902	38,637
Home equity - junior lien	71,408	76,687
Subtotal: Real estate mortgage	985,647	966,665
Consumer	35,739	36,814

Total loans	$1,577,826	$1,544,845

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These sold loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2012 and December 31, 2011, the total loans of this nature were $31.8 million and $30.3 million respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Non-accrual loans	$27,907	$18,737
Troubled debt restructuring	7,541	3,402
Loans past due 90 days or more and still accruing	112	1,160

Non-performing loans	35,560	23,299

Foreclosed real estate	7,041	7,773

Non-performing assets	$42,601	$31,072

Non-performing loans as a percentage of total loans	2.25%	1.51%
Non-performing assets as a percentage of total assets	2.04%	1.51%
Allowance for loan losses as a percentage of non-performing loans	89%	128%

The increase in non-accrual loans reflects the second quarter migration to non-accrual status of a single development loan totaling $8.8 million, which has been classified for some time and, accordingly, already had an allocation established based on Bancorp’s allowance methodology that approximated the specific allowance allocation.  The increase in TDRs reflect a single commercial credit that was restructured in bankruptcy during the first quarter of 2012 and, in accordance with US GAAP, is now accounted for as a troubled debt restructuring (TDR).

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2012	December 31, 2011
Commercial and industrial	$4,478	$2,665
Construction and development	13,237	2,416
Real estate mortgage - commercial investment	4,405	5,393
Real estate mortgage - owner occupied commercial	3,851	4,681
Real estate mortgage - 1-4 family residential	1,833	3,342
Home equity	103	146
Consumer	—	94
Total loans	$27,907	$18,737

Bancorp has seven borrowers, all in our primary market, who account for $17.6 million or 63% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and at June 30, 2012 there was a total specific allocation in the allowance for loan losses totaling $3.5 million, representing management’s estimate of credit loss exposure after consideration of collateral.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $35.5 million at June 30, 2012. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $333.1 million at June 30, 2012, and included an unrealized net gain of $9.8 million. The portfolio includes maturities of approximately $85.9 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2012, total investment securities pledged for these purposes comprised 32% of the available for sale investment portfolio, leaving $225.2 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2012, such deposits totaled $1.283 billion and represented 77% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When overall confidence in market conditions improves, management believes corporate customers will deploy cash in their businesses, causing these balances to decrease, putting some strain on Bancorp’s liquidity position.  As of June 30, 2012, Bancorp had only $7.8 million or 0.5% of total deposits, in brokered deposits, which are mainly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2012, the Bank’s additional borrowing capacity with the FHLB was approximately $94.8 million.  Additionally, the Bank had available federal funds purchased lines with correspondent banks totaling $54.8 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At June 30, 2012, the Bank may pay up to $65.4 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At June 30, 2012, stockholders’ equity totaled $196.3 million, an increase of $8.6 million since December 31, 2011.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2011.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $5.9 million at June 30, 2012 and $5.5 million at December 31, 2011.  The change since year end is a reflection of maturities within the investment portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
Total risk-based capital (1)
Consolidated	14.20%	14.63%
Bank	12.70%	12.77%

Tier I risk-based capital (1)
Consolidated	12.94%	12.77%
Bank	11.44%	10.91%

Leverage (2)
Consolidated	10.82%	10.53%
Bank	9.56%	8.99%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

The decrease in total risk-based capital ratios is attributable to the aforementioned payoff of $10 million in subordinated debentures in the first quarter of 2012.  Importantly, the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement and implications of newly proposed Basel III capital rules become definitive.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Tangible Common Equity Ratio
Total equity (a)	$196,302	$187,686
Less goodwill	(682)	(682)
Tangible common equity (c)	$195,620	$187,004

Total assets (b)	$2,083,628	2,053,097
Less goodwill	(682)	(682)
Total tangible assets (d)	$2,082,946	$2,052,415

Total shareholders’ equity to total assets (a/b)	9.42%	9.14%
Tangible common equity ratio (c/d)	9.39%	9.11%

Number of outstanding shares (e)	13,878	13,819

Book value per share (a/e)	$14.14	$13.58
Tangible common equity per share (c/e)	14.10	13.53

f)                Recently Issued Accounting Pronouncements

At June 30, 2012, no recently issued accounting pronouncements were identified that would affect the financial statements of Bancorp.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2012 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2012.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30	603	$22.33	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	603	$22.33	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan in place.

Item 6.         Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. June 30, 2012 Quarterly Report on Form 10-Q, filed on August 6, 2012, formatted in eXtensible Business Reporting Language (XBRL):
(1) Consolidated Balance Sheets
(2) Consolidated Statements of Income
(3) Consolidated Statements of Comprehensive Income
(4) Consolidated Statements of Cash Flows
(5) Consolidated Statement of Changes in Stockholders’ Equity
(6) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S.Y. BANCORP, INC.

Date: August 6, 2012	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: August 6, 2012	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer