Form 10-K
period 2012-12-31
S Y BANCORP INC
filed 2013-03-11
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2012	1-13661

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $293,249,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 27, 2013, was 13,959,269.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 24, 2013 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

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

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 31 full service banking offices (See “ITEM 2. PROPERTIES”).  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, employee benefit plan and estate administration, and financial planning services.  The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services in the name of Stock Yards Financial Services through an arrangement with a third party broker-dealer.  See Note 23 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments.

2013 Acquisition

In December 2012, S. Y. Bancorp, Inc. announced it had entered into an agreement to merge with The Bancorp, Inc., parent company of THE BANK — Oldham County, Inc., with assets of approximately $137 million.  As a result, of the transaction, THE BANK — Oldham County would merge into Stock Yards Bank and Trust and The Bancorp, Inc. would no longer exist.  Each share of The Bancorp, Inc. common stock will be converted to $185.81 in cash and 12.7557 shares of S.Y. Bancorp common stock, subject to certain adjustments.  The merger is subject to regulatory approvals and the approval of shareholders of The Bancorp, Inc., and is expected to close early in the second quarter of 2013.

At December 31, 2012, Stock Yards Bank & Trust had 495 full-time equivalent employees.  Employees of Stock Yards Bank & Trust are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”).  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

The Bank is subject to the supervision of the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation (FDIC) insures the deposits of the Bank to the current maximums of $250,000 per depositor.

The Gramm-Leach-Bliley Act (the “GLB Act”) allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (“FHC”). In most cases, the creation of an FHC is a simple election and notice to the Federal Reserve Board. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish an FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  In 2012, management of Bancorp chose to become an FHC after evaluating the benefits and costs.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010.  Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  This new extensive and complex legislation contained many new provisions affecting the banking industry, including:

•                                          Creation of a new Bureau of Consumer Financial Protection overseeing banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks

•                                          Determination of debit card interchange rates by the Federal Reserve Board

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

In 2009, as part of its efforts to rebuild the Deposit Insurance Fund, the FDIC levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009.  In lieu of further special assessments, in November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Bancorp’s prepaid assessment, paid in December 2009, totaled $6,458,000 and will be amortized based on quarterly FDIC assessments, likely into 2014.  The remaining prepaid assessment of $1,732,000 at December 31, 2012 will be applied to future assessments.

In 2011, per the Dodd-Frank Act, the FDIC redefined the deposit assessment base as average consolidated total assets minus average tangible equity, and adopted a new assessment rate schedule effective April 1, 2011.  This revision resulted in somewhat lower FDIC insurance expense for Bancorp beginning in 2011.

Available Information

Bancorp files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with the SEC.

Item 1A.             Risk Factors

Investments in Bancorp’s common stock or trust preferred securities involve risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas.  Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include recession, unemployment, and government regulation. Poor economic conditions have an unfavorable impact on the demand of customers for loans and the ability of some borrowers to repay these loans.  Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in our market area.

Bancorp offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Over half of Bancorp’s loans are secured by real estate (both residential and commercial) in Bancorp’s market area. In instances where borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, Bancorp could experience higher loan losses. Additional increases in loan loss provisions, which may be necessary in the future, could have a material adverse effect on financial condition, results of operations, and ultimately capital.

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

•                  the Federal Reserve’s actions to control interest rates; and

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 2% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect negatively impacts the effect of rising rates.  Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline.  Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.  Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will decrease approximately 1.2% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 1.5% if rates increase 200 basis points.  Prevailing interest rates are at historically low levels, and current indications are that the Federal Reserve will likely maintain the low rates for the next two years.

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

Credit unions, whose membership is no longer tied to a single company, have grown in popularity and size, and their expansion into business lending is growing.  Because credit unions are not subject to federal income tax, and Bancorp pays federal income tax at a marginal rate of 35%, these companies have a significant competitive advantage over Bancorp.  This advantage may have a negative impact on Bancorp’s growth and resultant financial results as these credit unions continue to expand.

Bancorp’s accounting policies and methods are critical to how Bancorp reports its financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how Bancorp records and reports its financial condition and results of operations. Bancorp must exercise judgment in selecting and applying these accounting policies and methods so they comply with United States generally accepted accounting principles (US GAAP).

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

Bancorp may be unable to successfully integrate acquired bank’s operations and retain acquired bank’s employees.

Simultaneous with the closing of the merger, THE BANK — Oldham County, Inc. (“TBI Bank”) will be merged with and into Stock Yards Bank & Trust (“SYB Bank”), and these two companies have previously operated independently of each other.  The possible difficulties and challenges of merging the operations of TBI Bank and SYB Bank include:

•                  integrating personnel with diverse business backgrounds;

•                  combining different corporate cultures

•                  integrating systems, technologies, policies and procedures; and

•                  retaining key employees and customers.

The process of integrating operations may also be time consuming and costly and could cause an interruption of, or loss of momentum in, the activities of one or more of Bancorp, SYB Bank or TBI Bank, and the loss of key personnel.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger of TBI Bank into SYB Bank could have an adverse effect on the business and results of operations of Bancorp.

Item 1B.             Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.       Properties

The principal offices of Bancorp and the Bank are located at 1040 East Main Street, Louisville, Kentucky. The Bank’s operations center is at a separate location. In addition to the main office complex and the operations center, the Bank owned 14 branch properties at December 31, 2012, two of which are located on leased land.  At that date, the Bank also leased 16 branch facilities.  Of the 31 banking locations, 25 are located in the Louisville Metropolitan Statistical Area (“MSA”), three are located in the Indianapolis MSA and three are located in the Cincinnati MSA.  See Notes 5 and 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2012, for additional information relating to amounts invested in premises, equipment and lease commitments.

In the first quarter of 2013, Bancorp announced plans to close one leased branch location in the Louisville MSA.  This branch will continue to operate as a full service branch until its closing in the second quarter of 2013.

Item 3.       Legal Proceedings

See Note 17 to Bancorp’s consolidated financial statements for the year ended December 31, 2012, for information relating to legal proceedings.

Item 4.                      Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2012 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 53	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank
James A. Hillebrand Age 44	President and Director of Bancorp and the Bank
Kathy C. Thompson Age 51	Senior Executive Vice President and Director of Bancorp and the Bank
Nancy B. Davis Age 57	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Bancorp and the Bank
William M. Dishman III Age 49	Executive Vice President and Chief Risk Officer of the Bank
Gregory A. Hoeck Age 62	Executive Vice President of the Bank and Director of Retail Banking
Philip S. Poindexter Age 46	Executive Vice President and Chief Lending Officer of the Bank
T. Clay Stinnett Age 39	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank

Mr. Heintzman was appointed Chairman and Chief Executive Officer in January 2006.  Prior thereto, he served as President of Bancorp and the Bank since 1992. Mr. Heintzman joined the Bank in 1985.

Mr. Hillebrand was appointed President in July 2008.  Prior thereto, he served as Executive Vice President and Director of Private Banking of the Bank since 2005. From 2000 to 2004, he served as Senior Vice President of Private Banking.  Mr. Hillebrand joined the Bank in 1996.

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

Mr. Poindexter was appointed Chief Lending Officer in July 2008.  Prior thereto, he served as Executive Vice President and Director of Commercial Banking.  Mr. Poindexter joined the Bank in 2004.

Mr. Stinnett was appointed Executive Vice President and Chief Strategic Officer in February 2011.  Prior thereto, he served as Senior Vice President and Chief Strategic Officer since 2005.  Mr. Stinnett joined the Bank in 2000.

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 16 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2012, Bancorp estimates it had a total of approximately 5,350 shareholders, including beneficial owners holding shares in nominee or “street” name.

	2012			2011
Quarter	High	Low	Cash dividends declared	High	Low	Cash dividends declared
First	$23.65	$20.60	$0.19	$25.16	$23.71	$0.18
Second	23.95	21.96	0.19	25.76	22.50	0.18
Third	24.98	22.45	0.19	23.97	18.06	0.18
Fourth	24.12	21.08	0.20	21.24	18.25	0.18

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2012.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-October 31	2,944	$24.00	—	—
November 1-November 30	—	—	—	—
December 1-December 31	714	21.89	—	—
Total	3,658	$23.59	—	—

(1)                                 Activity represents shares surrendered by officers to pay the exercise price of stock options or to pay taxes due upon the exercise of stock appreciation rights.

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

The graph below compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2007 and that all dividends were reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
S.Y. Bancorp, Inc.	$100.00	$118.05	$94.46	$111.79	$96.62	$109.17
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
SNL Midwest Bank Index	100.00	65.79	55.75	69.23	65.39	78.71
SNL NASDAQ Bank Index	100.00	72.62	58.91	69.51	61.67	73.51

Item 6.                      Selected Financial Data

Selected Consolidated Financial Data

(Amounts in thousands	Years ended December 31
except per share data)	2012	2011	2010	2009	2008

Income statement data
Interest income	$86,901	$86,039	$86,146	$83,856	$87,121
Interest expense	12,951	15,307	19,267	25,181	30,263
Net interest income	73,950	70,732	66,879	58,675	56,858
Provision for loan losses	11,500	12,600	11,469	12,775	4,050
Non-interest income	38,457	33,244	33,739	30,036	28,243
Non-interest expenses	65,472	59,581	57,131	52,695	49,319
Income before income taxes	35,435	31,795	32,018	23,241	31,732
Income tax expense	9,634	8,191	9,065	6,933	10,056
Net income	$25,801	$23,604	$22,953	$16,308	$21,676

Per share data
Net income, basic	$1.86	$1.71	$1.68	$1.20	$1.61
Net income, diluted	1.85	1.71	1.67	1.19	1.59
Cash dividends declared	0.77	0.72	0.69	0.68	0.68
Book value	14.74	13.58	12.37	11.29	10.72
Market value	22.42	20.53	24.55	21.35	27.50
Weighted average common and common equivalent shares - diluted	13,932	13,834	13,779	13,689	13,630

Balance Sheet data
Total assets	$2,148,262	$2,053,097	$1,902,945	$1,791,479	$1,628,763
Loans	1,584,594	1,544,845	1,508,425	1,435,462	1,349,637
Allowance for loan losses	31,881	29,745	25,543	20,000	15,381
Securities	386,440	352,185	245,352	228,260	173,414
Deposits	1,781,693	1,617,739	1,493,468	1,418,184	1,270,925
Federal Home Loan Bank advances	31,882	60,431	60,442	60,453	70,000
Subordinated debentures	30,900	40,900	40,900	40,930	40,960
Stockholders’ equity	205,075	187,686	169,861	153,614	144,500

Average balances
Stockholders’ equity	$197,551	$179,638	$163,572	$150,721	$136,112
Assets	2,070,967	1,959,609	1,847,452	1,717,474	1,567,967
Federal Home Loan Bank advances	60,113	60,436	69,159	80,904	86,011
Long-term debt	31,474	40,900	40,901	40,930	3,361

Selected ratios
Return on average assets	1.25%	1.20%	1.24%	0.95%	1.38%
Return on average stockholders’ equity	13.06	13.14	14.03	10.82	15.93
Average stockholders’ equity to average assets	9.54	9.17	8.85	8.78	8.68
Net interest rate spread	3.74	3.79	3.74	3.43	3.60
Net interest rate margin, fully tax-equivalent	3.94	3.99	3.99	3.74	3.99
Efficiency ratio	57.38	56.47	56.01	58.70	57.27
Non-performing loans to total loans	1.90	1.51	1.28	0.84	0.35
Non-performing assets to total assets	1.74	1.51	1.30	0.77	0.39
Net charge offs to average loans	0.60	0.55	0.40	0.59	0.16
Allowance for loan losses to total loans	2.01	1.93	1.69	1.39	1.14

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of S.Y. Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2012.

Our Business

S.Y. Bancorp, Inc. (Bancorp), incorporated in 1988, has no active business operations. Thus, Bancorp’s business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2012, the Bank had 25 full service banking locations in the Louisville MSA, three full service banking locations in the Indianapolis MSA, and three full service banking locations in the Cincinnati MSA. The Bank’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by investment management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

In the first quarter of 2013, Bancorp announced plans to close one branch location in the Louisville MSA.  This branch will continue to operate as a full service branch until its closing in the second quarter of 2013.

In the fourth quarter of 2012, Bancorp announced it had entered into an agreement to merge with The Bancorp, Inc., parent company of THE BANK —Oldham County, Inc.  The merger is subject to regulatory approvals and the approval of shareholders of The Bancorp, Inc., and is expected to close early in the second quarter of 2013.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 13 through 41) — provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp.  It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements (pages 42 through 46) — include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Changes in Stockholders’ Equity, Comprehensive Income, and Cash Flows for each of the last three years.  Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements (pages 47 through 84) — provide insight into, and are an integral part of, the financial statements. The notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting (pages 85 through 89) — include the following:

•                  A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the presentation of Bancorp’s consolidated financial statements based on their audits;

•                  A report from management indicating Bancorp’s responsibility for financial reporting and the financial statements;

•                  A report from management indicating Bancorp’s responsibility for the system of internal control over financial reporting,  including an assessment of the effectiveness of those controls; and

•                  A report from KPMG LLP, which includes their opinion on the effectiveness of Bancorp’s internal control over financial reporting.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for the Bank’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of the Bank’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Overview of 2012

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2012, Bancorp completed a year of asset and deposit growth with net income totaling $25,801,000, an increase of 9% over 2011, and the highest level ever achieved by Bancorp.  Increased profitability was primarily due to a decline in interest expense, an increase in non-interest income and, partially offset by higher non-interest expenses and tax expense. Diluted earnings per share for 2012 increased 8% over 2011 to $1.85, also exceeding the highest amount recorded in any prior year.

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

Bancorp’s loan portfolio increased 3% during 2012 to $1.6 billion. Record loan production due to increased calling efforts and loan demand was largely offset by higher than normal loan payoffs due to increased competition from banks and non-bank financial firms.  Increased loan volume contributed to higher interest income in 2012, but the increase resulting from volume was partially offset by declining interest rates on loans and investments over the past year. As a result, interest income for 2012 increased $862,000 over 2011.  Despite significant deposit growth, interest expense declined due to lower funding costs on deposits and borrowings.  While rates paid on liabilities decreased, rates on earning assets decreased slightly more, resulting in a decreased net interest spread and net interest margin compared to 2011.  Net interest margin in 2012 reflected a higher amount of prepayment fees associated with a surge in loan refinancing activity.  Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin has trended downward throughout 2012, declining to 3.88% for 2012 from 4.01% for 2011. (See “Non-GAAP Financial Measures” on page 39 for reconcilement of non-GAAP measures to US GAAP measures.)

Total non-interest income in 2012 increased $5.2 million compared to 2011. Income from investment management and trust services, which constitutes an average of 40% of non-interest income, increased 3% for 2012 due to higher asset values and an expanding client base.  The magnitude of its investment management and trust revenue distinguishes Bancorp from other similarly sized community banks. Trust assets under management rose to $1.96 billion at December 31, 2012, compared to $1.74 billion at December 31, 2011.   While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market. Gains on sales of mortgage loans increased $2.2 million, or 103.6%, in 2012 compared to 2011, as customers took advantage of historically low rates to refinance as well as purchase homes.  In addition, Bancorp experienced increases in brokerage income, bankcard transaction income, and had income from Bancorp’s investment in a domestic private investment fund, which it liquidated in 2012, compared to a loss in 2011.

Higher non-interest expenses for 2012 resulted from increases in salaries and benefits, occupancy, data processing expenses and other expenses, partially offset by decreases in losses on foreclosed assets and FDIC insurance expense.  Bancorp’s efficiency ratio for 2012 of 57.4% increased slightly from 56.5% in 2011.

Also affecting 2012 results, Bancorp’s provision for loan losses decreased to $11,500,000 compared to $12,600,000 for 2011, in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision results from an allowance methodology that is driven by risk ratings which reflects the impact on risk ratings resulting from the ongoing economic stress on borrowers witnessed from 2008 through 2012.  Bancorp’s allowance for loan losses was 2.01% of total loans at December 31, 2012, compared with 1.93% of total loans at December 31, 2011.

Bancorp’s effective tax rate increased to 27.2% in 2012 from 25.8% in 2011.  The lower effective tax rate in 2011 was primarily due to a one-time adjustment of approximately $700,000 to Bancorp’s deferred tax assets relating to tax-advantaged investments that Bancorp has made in its primary market area over the years.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp.

A summary of Bancorp’s TCE ratios at December 31, 2012 and 2011 is shown in the following table.

(in thousands, except per share data)	December 31, 2012	December 31, 2011

Total equity	$205,075	$187,686
Less goodwill	(682)	(682)
Tangible common equity	204,393	187,004

Total assets	2,148,262	2,053,097
Less goodwill	(682)	(682)
Total tangible assets	2,147,580	2,052,415

Tangible common equity ratio	9.52%	9.11%

Number of outstanding shares	13,915	13,819

Tangible common equity per share	$14.69	$13.53

See “Non-GAAP Financial Measures” on page 39 for reconcilement of TCE to US GAAP measures.

In December 2012, Bancorp announced it had entered into an agreement to merge with The Bancorp, Inc., parent company of THE BANK — Oldham County, Inc., with assets of approximately $137 million.  As a result, of the transaction, THE BANK — Oldham County will merge into Stock Yards Bank and Trust and The Bancorp, Inc. will no longer exist.  Each share of The Bancorp, Inc. common stock will be converted to $185.81 in cash and 12.7557 shares of S.Y. Bancorp common stock, subject to certain adjustments.  The merger is subject to regulatory approvals and the approval of shareholders of The Bancorp, Inc., and is expected to close early in the second quarter of 2013.  It is expected to be slightly accretive to earnings per share for 2013, excluding transaction costs, and more so thereafter.

Challenges for 2013 will include managing credit quality, achieving continued loan growth, and managing increasing regulatory requirements.

•                  Bancorp expects net interest margin to compress in 2013, compared to the level achieved in 2012, as rates are expected to be largely unchanged through the fourth quarter of 2013.  Loan prepayment and prevailing lower rates will likely result in a lower net interest margin for 2013.  Increased deposit and loan rate competition could negatively impact this expectation, as could a decrease in longer term interest rates.  Management expects margin compression to continue in 2013, with net interest margin declining up to 30 basis points from 2012.

•                 The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low through 2012.  Indications are that the Federal Reserve will likely keep short term rates low through late 2014.  Approximately 40% of the Bank’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 61% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, Bancorp’s net interest margin likely will be negatively affected until the increase in the prime rate exceeds 75 basis points from today’s levels.

•                  Bancorp’s goals for 2013 include net loan growth at a pace exceeding that of 2012. This will be impacted by competition, prevailing economic conditions, and the impact of prepayments in the loan portfolio.  Bancorp believes there is an opportunity for growth, and Bancorp’s ability to deliver attractive growth over the long-term is linked to Bancorp’s success in each market.

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

•                  Bancorp expects a decrease in non-interest income for 2013 in gains on sales of mortgage loans held for sale, as Bancorp does not expect the volume of refinance activity to continue at the pace experienced in 2012.  Bancorp has experienced a larger volume of loans to purchase homes, a sign of improving housing markets, which should partially offset effects of decreased refinance activity.  Bancorp expects year-over-year increases in non-interest expense including personnel and data processing expenses.

•                  Bancorp anticipates higher non-interest expenses to meet the ongoing and increasing burden of additional regulatory requirements.

•                  Bancorp expects the merger with The Bancorp, Inc. to be finalized early in the second quarter of 2013.  Various operating systems must be converted, in most cases, to Bancorp’s existing operating systems. These systems conversions require a significant amount of planning, coordination and effort of internal resources and third-party vendors, all of which are expected to result in increased non-interest expenses in 2013.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $25,801,000 or $1.85 per share on a diluted basis for 2012 compared to $23,604,000 or $1.71 per share for 2011 and $22,953,000 or $1.67 per share for 2010.  Net income for 2012 was positively impacted by:

•                  A $5.2 million or 16% increase in non-interest income.

•                  A $3.2 million or 5% increase in net interest income.

•                  A $1.1 million or 9% decrease in provision for loan losses.

Net income for 2012 was negatively impacted by:

•                  A $5.9 million or 10% increase in non-interest expenses.

•                  A $1.4 million or 18% increase in income tax expense

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

Comparative information regarding net interest income follows:

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change		Change

Net interest income, tax-equivalent basis	$75,653	$72,262	$68,264	4.7%		5.9%
Net interest spread	3.74%	3.79%	3.74%	(5	)bp	5	bp
Net interest margin	3.94%	3.99%	3.99%	(5	)bp	0	bp
Average earning assets	$1,922,134	$1,809,043	$1,712,173	6.3%		5.7%
Five year Treasury bond rate at year end	0.73%	0.83%	2.02%	(10	)bp	(119	)bp
Average five year Treasury bond rate	0.75%	1.50%	1.91%	(75	)bp	(41	)bp
Prime rate at year end	3.25%	3.25%	3.25%	0	bp	0	bp
Average prime rate	3.25%	3.25%	3.25%	0	bp	0	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin consistently apply a methodology for calculating net interest margin and net interest spread to exclude participation loans sold from the calculations.  Such loans remain on Bancorp’s balance sheet as required by generally accepted accounting principles because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans.  Under this methodology, these participation loans sold are excluded in the calculation of margins, which, in Bancorp’s view, provides a more accurate determination of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which the Bank operated.  Approximately $606 million, or 38%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $371 million, or 61% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $88 million or 15% of variable rate loans have contractual floors below 4%.  The remaining $147 million or 24% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon renewal of the loans.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $39 million or 2.6% in 2012; however, the declining interest rate environment drove average loan yields lower by 10 basis points.  Bancorp grew average interest bearing deposits $46 million or 3.6%.  Average interest costs on interest bearing deposits decreased 25 basis points, again reflecting the declining interest rate market and a more favorable mix of deposits. Average Federal Home Loan Bank (“FHLB”) advances decreased by $300,000 or 0.5%, with average rates increasing by 167 basis points.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate advances, incurring $1.06 million in prepayment penalties, which were recorded as interest expense.  Rate changes, combined with volume changes on loans and deposits, resulted in higher net interest income, but a lower net interest margin for 2012 compared to 2011.

Management anticipates a stable prime rate for 2013.  Time deposit maturities of approximately $83 million, or 22% of total time deposits, in the first two quarters could spark slight improvement in interest expense.  However, this will be offset by declining overall rates in the loan portfolio as persistent low prevailing rates are expected to continue to erode the overall yield on loans and investments.  The margin could be further affected negatively if competition causes increases in deposit rates or a greater than expected decline in loan pricing in Bancorp’s markets.

Net interest margin in 2012 reflected a higher amount of prepayment fees associated with a surge in loan refinancing activity.  Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin has trended downward throughout 2012, declining to 3.88% for 2012 from 4.01% for 2011. (See “Non-GAAP Financial Measures” on page 39 for reconcilement of non-GAAP measures to US GAAP measures.)  The core net margin for the year 2012 declined 13 basis points to 3.88% from 4.01% for the year 2011.  Management believes these core margins better reveal the increasing pressure of a low interest rate environment and a highly competitive loan market, and it expects margin compression to continue in 2013, with net interest margin declining up to 30 basis points from 2012.

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

The December 31, 2012 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a slightly negative effect on net interest income.  These estimates are summarized below.

Net interest income % change

Increase 200 bp	(1.47)
Increase 100 bp	(1.99)
Decrease 100 bp	(1.22)
Decrease 200 bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 29% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.

The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Undesignated derivative instruments described in Note 20 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2012 and 2011 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2012/2011			2011/2010
	Increase (decrease)			Increase (decrease)
		due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$586	$(1,494)	$2,080	$(69)	$(3,048)	$2,979
Federal funds sold	65	—	65	117	36	81
Mortgage loans held for sale	113	(32)	145	(108)	(34)	(74)
Securities
Taxable	483	(841)	1,324	(100)	(84)	(16)
Tax-exempt	(212)	(204)	(8)	198	(428)	626
Total interest income	1,035	(2,571)	3,606	38	(3,558)	3,596

Interest expense
Deposits
Interest bearing demand deposits	(86)	(155)	69	118	51	67
Savings deposits	(48)	(60)	12	(54)	(65)	11
Money market deposits	(804)	(987)	183	(649)	(1,011)	362
Time deposits	(2,001)	(1,457)	(544)	(2,480)	(1,745)	(735)
Securities sold under agreements to repurchase	(73)	(66)	(7)	(79)	(105)	26
Federal funds purchased and other short-term borrowings	(7)	(3)	(4)	(7)	(4)	(3)
Federal Home Loan Bank advances	1,001	1,009	(8)	(806)	(545)	(261)
Long-term debt	(338)	536	(874)	(3)	(3)	—

Total interest expense	(2,356)	(1,183)	(1,173)	(3,960)	(3,427)	(533)

Net interest income	$3,391	$(1,388)	$4,779	$3,998	$(131)	$4,129

Bancorp’s tax equivalent net interest income increased $3.4 million for the year ended December 31, 2012 compared to the same period of 2011 while 2011 increased $4.0 million compared to 2010.  Net interest income for 2012 compared to 2011 was positively impacted by an increase in loan and securities volume and a decrease in deposit rates, a more favorable mix of deposits, and the volume of interest-bearing liabilities.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate advances, incurring $1.06 million in prepayment penalties, which were recorded as interest expense.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Loan volume increases boosted net interest income by $2.1 million and declining rates on deposits, particularly time deposits, contributed $2.7 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans and securities negatively impacted net interest income by $2.6 million.

For the year 2011 compared to 2010, loan interest income was virtually unchanged.  This was the net effect of a $3.0 million increase attributable to loan growth, offset by a $3.0 million decrease attributed to lower rates on loans.  Lower rates on deposits and other borrowing resulted in a decreased interest expense of $3.4 million, and lower volumes of liabilities resulted in decreased interest expense of $0.5 million.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios is summarized below:

(Dollars in thousands)	2012	2011	2010

Provision for loan losses	$11,500	$12,600	$11,469
Allowance to loans at year end	2.01%	1.93%	1.69%
Allowance to average loans for year	2.04%	1.94%	1.74%

The provision for loan losses is determined by Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Overall, management believes that the pace of loan downgrades continues to slow and an increasing number of loans are being upgraded.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Non-performing loans increased from $23.3 million at year-end 2011 to $30.0 million at December 31, 2012, primarily due to an increase in loans classified as troubled debt restructurings (TDRs).  The ratio of non-performing loans to total loans was 1.90% at December 31, 2012, up from 1.51% at December 31, 2011.  TDRs, which are currently accruing interest, increased from $3.4 million at December 31, 2011 to $11.0 million at December 31, 2012, as Bancorp elected to modify terms for a limited number of borrowers by providing reasonable concessions, rather than initiate collection and foreclosure.  Net charge-offs totaled 0.60% of average loans at year-end 2012, up from 0.55% at year-end 2011.  Problem loan resolution will continue to be a challenge going forward as the overall level of non-performing loans remains at a historically high level after peaking in the second quarter of 2012, but still compares favorably versus peers.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

The Bank’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2012 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2012, 2011 and 2010. The table shows the dollar and percentage change from 2011 to 2012 and from 2010 to 2011. Below the table is a discussion of significant changes and trends.

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change	%	Change	%

Investment management and trust services	$14,278	$13,841	$13,260	$437	3.2%	$581	4.4%
Service charges on deposit acccounts	8,516	8,348	8,600	168	2.0	(252)	(2.9)
Bankcard transaction revenue	3,985	3,722	3,313	263	7.1	409	12.3
Gain on sales of mortgage loans held for sale	4,321	2,122	2,321	2,199	103.6	(199)	(8.6)
Gain (loss) on sales of securities available for sale	—	—	159	—	—	(159)	(100.0)
Brokerage commissions and fees	2,593	2,219	2,136	374	16.9	83	3.9
Bank owned life insurance income	1,006	1,019	995	(13)	(1.3)	24	2.4
Other	3,758	1,973	2,955	1,785	90.5	(982)	(33.2)

	$38,457	$33,244	$33,739	$5,213	15.7%	$(495)	(1.5)%

Total non-interest income increased 15.7% for the year ended December 31, 2012 compared to 2011. The largest component of non-interest income is investment management and trust revenue. Along with the effects of improving investment market conditions in 2011 and 2012, this area of the Bank continued to grow through attraction of new business and retention of existing business.  Trust assets under management totaled $1.96 billion at December 31, 2012, compared to $1.74 billion at December 31, 2011. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Recurring fees, which generally make up over 95% of the investment management and trust revenue, increased 5% for 2012, compared to 2011.  This was partially offset by a decrease in non-recurring fees for 2012 compared to 2011. For 2012, 2011 and 2010 executor fees totaled approximately $106,000, $362,000 and $668,000, respectively.

Service charges on deposit accounts increased $168,000 or 2.0%, for the year ended December 31, 2012 compared to the same period a year ago.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.

Bankcard transaction revenue increased $263,000 or 7.1% in 2012 compared to 2011 and primarily represents income the Bank derives from customers’ use of debit cards.  Results in 2012 compared favorably to 2011 as bankcard transaction volume continued to increase. Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will affect Bancorp as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.

The Bank’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers.  Gains on sales of mortgage loans increased $2,199,000, or 103.6%, in 2012 compared to 2011 as a result of increased volume as well as a higher average gains per loan sold.  Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Customers took advantage of historically low rates in 2012 to refinance as well as purchase homes.

Bancorp had no gains on securities available for sale in 2012 or 2011.  In 2010, for tax planning purposes, Bancorp sold securities with a cost of $26,905,000, resulting in gains totaling $159,000.

Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Total securities brokerage fees increased $374,000 or 16.9% for 2012 compared to the 2011, corresponding to higher overall brokerage volume.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) was $1,006,000 in 2012 compared to $1,019,000 for 2011.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of employee benefits.

Other non-interest income increased $1,785,000, or 90.5%, during 2012 compared to 2011 largely due to a relative increase of $1,041,000 in income from the domestic private investment fund, an increase of $523,000 in various fees related to mortgage lending, and a variety of other factors, none of which were individually significant.  The value of Bancorp’s investment in the domestic private investment fund increased by $637,000 in 2012, compared to a decrease of $404,000 in 2011. Management liquidated its investment in this fund effective March 31, 2012.

The following table provides a comparison of the components of non-interest expenses for 2012, 2011 and 2010. The table shows the dollar and percentage change from 2011 to 2012 and from 2010 to 2011. Below the table is a discussion of significant changes and trends.

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change	%	Change	%

Salaries and employee benefits	$37,960	$33,125	$33,485	$4,835	14.6%	$(360)	(1.1)%
Net occupancy expense	5,651	5,192	4,934	459	8.8	258	5.2
Data processing expense	5,278	5,014	4,834	264	5.3	180	3.7
Furniture and equipment expense	1,306	1,299	1,272	7	0.5	27	2.1
FDIC insurance	1,494	1,655	2,038	(161)	(9.7)	(383)	(18.8)
Losses (gains) on other real estate owned	1,410	1,716	(11)	(306)	(17.8)	1,727	*
Other	12,373	11,580	10,579	793	6.8	1,001	9.5

	$65,472	$59,581	$57,131	$5,891	9.9%	$2,450	4.3%

*  Ratio exceeds 100%

Salaries and benefits are the largest component of non-interest expenses and increased $4,835,000 or 14.6% for 2012 compared to 2011, largely due to increased staffing levels including senior staff with higher per capita salaries in wealth management, lending and loan administration functions and a higher performance-

based bonus accrual.  These additions support growth in all market areas.  Also, normal increases in salaries, pension, and stock-based compensation expense, partially offset by a moderate decrease in health insurance costs, contributed to the increase.  At December 31, 2012, the Bank had 495 full-time equivalent employees compared to 480 at the same date in 2011 and 475 for 2010.

Net occupancy expense increased $459,000 or 8.8% from 2011 to 2012, largely due to increases in property taxes and depreciation expense attributable to market expansion and support operations.  The Bank opened one new branch location in 2012, after opening no new locations in 2011, and two new locations in 2010.  At December 31, 2012 the Bank had 31 banking center locations including the main office.  In the first quarter of 2013, Bancorp announced plans to close one leased branch location in the Louisville MSA.  This branch will continue to operate as a full service branch until its closing in the second quarter of 2013.

Data processing expense increased $264,000 or 5.3% largely due to increased computer equipment depreciation and maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.  This increase is net of a one-time $208,000 refund received from one vendor who provides data processing services for Bancorp.

Furniture and equipment expense increased $7,000 or 0.5% in 2012, as compared to 2011, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $161,000, or 9.7% for the year ended December 31, 2012, as compared to the same period in 2011.  The decrease is due to a change in the base on which the assessment is calculated and lower assessment rates adopted by the FDIC in the second quarter of 2011.  The assessment is calculated and adjusted quarterly by the FDIC.

Losses on other real estate owned (OREO) totaled $1,410,000 for the year ended December 31, 2012, compared to $1,716,000 for the same period in 2011.  In 2012 and 2011, Bancorp recorded write-downs on previously foreclosed properties. During 2012, Bancorp took additional charge-downs on certain other real estate owned (OREO) to target a shorter timeframe for the opportunistic disposition of these properties, thus helping limit Bancorp’s exposure to market risk, which may occur if the dispositions occur over a longer period of time.

Other non-interest expenses increased $793,000, or 6.8% for the year ended December 31, 2012 compared to the same period of 2011.  The increases included a $566,000 increase in professional fees, $302,000 of OREO maintenance costs, and $149,000 increase in mail and telecommunications costs.  Also included in this category are amortization expenses related to mortgage servicing rights (MSRs).  Mortgage volume increased the amount of MSRs during 2012, resulting in a corresponding increase of MSR amortization of $93,000 in 2012 compared to 2011.  Somewhat offsetting the increases in 2012 were decreases of $216,000 in donations, a $192,000 decrease in losses related to disposition of fixed assets, and decreases in a variety of factors including advertising, printing and legal fees, none of which is individually significant.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2012	2011	2010

Income tax expense	$9,634	$8,191	$9,065
Effective tax rate	27.2%	25.8%	28.3%

The decrease in the income tax expense and the effective tax rate primarily reflected a 2011 adjustment of approximately $700,000 to Bancorp’s deferred tax assets relating to tax-advantaged investments that the Bancorp has made in its primary market area over the years.  For more information regarding income taxes and the effective tax rate see Note 7 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change	%	Change	%

Average earning assets	$1,922,134	$1,809,043	$1,712,173	$113,091	6.3%	$96,870	5.7%
Average interest bearing liabilities	1,488,939	1,456,866	1,408,593	32,073	2.2	48,273	3.4
Average total assets	2,070,967	1,959,609	1,847,452	111,358	5.7	112,157	6.1
Total year end assets	2,148,262	2,053,097	1,902,945	95,165	4.6%	150,152	7.9%

Bancorp has experienced modest growth in earning assets over the last several years primarily in the area of loans.  From 2011 to 2012, average loans increased 2.6%, or $39.3 million, compared to 3.8% or $54.7 million from 2010 to 2011.  Despite record loan production due to increased calling efforts and loan demand, net loan growth was stunted in 2012.  This was a result of higher than normal loan payoffs due to increased competition from banks and non-bank financial firms.  Average securities available for sale increased $47.5 million, or 22.2% from 2011 to 2012, compared to $14.5 million, or 7.3% from 2011 to 2012.

Average total interest bearing accounts increased 3.6% and non-interest bearing accounts increased 23.2% in 2012.  The increase in average interest bearing liabilities from 2011 to 2012 occurred primarily in money market and demand deposits as clients have excess cash and few investment alternatives in the current environment.  Time deposits decreased 8.5% or $35.7 million in 2012, as Bancorp intentionally did not renew higher cost deposits and customers migrated from time deposits to demand deposits due to low rates. Bancorp continued to utilize fixed rate advances from the FHLB during 2012 as they compared favorably to similar term time deposits.  Bancorp had an average of $60.1 million in outstanding FHLB advances in 2012 compared to $60.4 million and $69.2 million in 2011 and 2010, respectively.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate advances, resulting in $1.1 million in prepayment penalties, but results in savings of approximately $2.1 million in interest expense over the next six years.

Bancorp’s correspondent banking department offers holding company loans and lines of credit, deposit services, international services, investment management and trust services, and other services to community banks across Kentucky and southern Indiana.  At December 31, 2012 and 2011, federal funds purchased from correspondent banks totaled $16.6 million and $17.3 million, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2012			Year 2011			Year 2010
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$108,828	$320	0.29%	$86,600	$255	0.29%	$57,433	$138	0.24%
Mortgage loans held for sale	9,191	344	3.74%	5,394	231	4.28%	7,069	339	4.80%
Securities
Taxable	210,948	5,419	2.57%	163,230	4,954	3.03%	163,945	5,057	3.08%
Tax-exempt	50,430	1,691	3.35%	50,644	1,903	3.76%	35,438	1,705	4.81%
FHLB stock and other securities	6,117	238	3.89%	5,900	220	3.73%	5,717	217	3.80%
Loans, net of unearned income	1,536,620	80,592	5.24%	1,497,275	80,006	5.34%	1,442,571	80,075	5.55%

Total earning assets	1,922,134	88,604	4.61%	1,809,043	87,569	4.84%	1,712,173	87,531	5.11%

Less allowance for loan losses	31,890			27,950			23,085

	1,890,244			1,781,093			1,689,088

Non-earning assets
Cash and due from banks	31,695			27,240			26,990
Premises and equipment	37,634			34,589			29,349
Accrued interest receivable and other assets	111,394			116,687			102,025

Total assets	$2,070,967			$1,959,609			$1,847,452

	Year 2012			Year 2011			Year 2010
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$317,017	$514	0.16%	$281,566	$600	0.21%	$248,626	482	0.19%
Savings deposits	78,640	61	0.08%	70,290	109	0.16%	65,375	163	0.25%
Money market deposits	539,395	1,797	0.33%	501,792	2,601	0.52%	447,319	3,250	0.73%
Time deposits	383,008	4,794	1.25%	418,750	6,795	1.62%	457,275	9,275	2.03%
Securities sold under agreements to repurchase	59,861	180	0.30%	61,595	253	0.41%	56,919	332	0.58%
Federal funds purchased and other short-term borrowings	19,431	31	0.16%	21,537	38	0.18%	23,019	45	0.20%
FHLB advances	60,113	2,461	4.09%	60,436	1,460	2.42%	69,159	2,266	3.28%
Long-term debt	31,474	3,113	9.89%	40,900	3,451	8.44%	40,901	3,454	8.44%

Total interest bearing liabilities	1,488,939	12,951	0.87%	1,456,866	15,307	1.05%	1,408,593	19,267	1.37%

Non-interest bearing liabilities
Non-interest bearing demand deposits	341,534			277,310			235,644
Accrued interest payable and other liabilities	42,943			45,795			39,643

Total liabilities	1,873,416			1,779,971			1,683,880

Stockholders’ equity	197,551			179,638			163,572

Total liabilities and stockholders’ equity	$2,070,967			$1,959,609			$1,847,452

Net interest income		$75,653			$72,262			$68,264

Net interest spread			3.74%			3.79%			3.74%

Net interest margin			3.94%			3.99%			3.99%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,703,000, $1,530,000 and $1,385,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $1,916,000, $585,000 and $922,000 in 2012, 2011 and 2010, respectively. For 2012, $1,060,000 of the loans fees represent the prepayment penalty on a tax-equivalent basis of one loan payoff.

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

The carrying value of securities is summarized as follows:

	December 31
(In thousands)	2012	2011	2010
Securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	$115,001	$—
Government sponsored enterprise obligations	85,748	46,186	114,539
Mortgage-backed securities — government agencies	140,881	120,495	60,748
Obligations of states and political subdivisions	60,793	69,501	68,789
Trust preferred securities of financial institutions	1,018	1,002	1,256

	$386,440	$352,185	$245,332

Securities held to maturity
Mortgage-backed securities — government agencies	$—	$—	$20

	$—	$—	$20

The maturity distribution and weighted average interest rates of securities at December 31, 2012, are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	-0.03%	$—	—	$—	—	$—	—
Government sponsored enterprise obligations	22,220	0.50%	44,258	2.49%	6,310	3.25%	12,960	1.46%
Mortgage-backed securities — government agencies	227	3.97%	—	—	30,872	1.59%	109,782	2.75%
Obligations of states and political subdivisions	9,030	1.92%	28,488	1.82%	23,275	3.33%	—	—
Trust preferred securities of financial institutions	—	—	—	—	—	—	1,018	8.00%

	$129,477	0.21%	$72,746	2.22%	$60,457	2.40%	$123,760	2.63%

The $98 million of U.S. Treasury securities consisted of short-term treasury bills, which matured in January 2013, purchased over year-end as a means to minimize state taxes.  Tax savings exceeded the lost principal generated by the negative yield on these securities.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2012	2011	2010	2009	2008

Commercial and industrial	$426,930	$393,729	$343,956	$336,889	$348,174

Construction and development	131,253	147,637	159,482	204,653	167,402

Real estate mortgage:
Commercial investment	414,084	399,655	343,163	326,421	248,308
Owner occupied commercial	304,114	297,121	336,032	230,001	249,164
1-4 family residential	166,280	154,565	157,983	147,342	160,322
Home equity - first lien	39,363	38,637	39,449	41,644	22,973
Home equity - junior lien	65,790	76,687	91,813	108,398	122,535

Subtotal: Real estate mortgage	989,631	966,665	968,440	853,806	803,302

Consumer	36,780	36,814	36,547	40,114	30,759
	$1,584,594	$1,544,845	$1,508,425	$1,435,462	$1,349,637

Increases in loan categories reflect an overall increase in the size and composition of the loan portfolio, as well as the effect of internal reclassifications of loan types.  It was not feasible to obtain comparable amounts for reclassification of prior period presentation.

The increases in the commercial and industrial and commercial real estate categories are the result of a consistent relationship business strategy to serve existing and new clients in Bancorp’s local markets.  The decrease in the construction and development category since 2009 reflects internal reclassifications of loan types as project completions resulted in permanent financing.  Bancorp’s focus has not been on housing and commercial construction lending, sources of increased credit risk in the current environment.

Junior lien home equity loans, which comprise 4% of the loan portfolio at December 31, 2012, are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  The overall level of home equity junior liens as a percentage of the overall portfolio and the level of related outstanding commitments have been declining over the last several years.  Bancorp’s underwriting criteria has tightened and demand has declined as consumers push to refinance entire debt into first-lien position loans at historic low rates.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At December 31, 2012 and 2011, the total participated portion of loans of this nature were $7.7 million and $30.3 million respectively.  For one $40 million loan, Bancorp participated $25 million to other banks, while retaining certain control.  This loan was repaid in 2012, which reduced loan totals by $40 million, but also eliminated other liabilities of $25 million representing the participating amount.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans at December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$182,834	$185,107	$58,989	$426,930
Construction and development	81,093	32,631	17,529	131,253

	Interest Sensitivity
Commercial and industrial loans	Fixed rate	Variable rate
(In thousands)

Due after one but within five years	$114,154	$70,953
Due after five years	48,897	10,092

	$163,051	$81,045

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Non-accrual loans	$18,360	$18,737	$14,388	$10,455	$4,455
Troubled debt restructuring	10,969	3,402	2,882	753	—
Loans past due 90 days or more and still accruing	719	1,160	2,044	893	255
Non-performing loans	30,048	23,299	19,314	12,101	4,710
Foreclosed real estate	7,364	7,773	5,445	1,556	1,560
Other foreclosed property	—	—	—	60	96

Non-performing assets	$37,412	$31,072	$24,759	$13,717	$6,366

Non-performing loans as a percentage of total loans	1.90%	1.51%	1.28%	0.84%	0.35%
Non-performing assets as a percentage of total assets	1.74%	1.51%	1.30%	0.77%	0.39%
Allowance for loan loss as a percentage of non- performing loans	106%	128%	132%	165%	327%

The increase in TDRs from 2011 to 2012 reflects Bancorp’s election to work with a limited number of borrowers by providing reasonable concessions, rather than initiate collection and foreclosure.  At December 31, 2012, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings, forgiveness of principal, and modifications of interest rates and amortization periods due to customer financial difficulties.  Some loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at December 31, 2012, had a total allowance allocation of $295,000, compared to $1,167,000 at December 31, 2011.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	December 31, 2012	December 31, 2011
Commercial and industrial	$1,554	$2,665
Construction and development	10,863	2,416
Real estate mortgage - commercial investment	2,077	5,393
Real estate mortgage - owner occupied commercial	1,529	4,681
Real estate mortgage - 1-4 family residential	2,278	3,342
Home equity	55	146
Consumer	4	94

Total	$18,360	$18,737

The increase in non-accrual loans in the construction and development classification reflects the effects on borrowers of continuing economic pressures and operating difficulties over the past year.  The increase in these non-accrual loans has been confined to a relatively small number of borrowers within the portfolio.  Bancorp has seven borrowers, all in its primary market, who account for $13,822,000 or approximately 75% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.

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

Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  Interest income recorded on non-accrual loans was $157,000, $391,000, and $250,000 for 2012, 2011, and 2010, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1,167,000, $1,104,000, and $1,192,000 for 2012, 2011, and 2010, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $38,957,000, $46,148,000, and $50,051,000 at December 31, 2012, 2011, and 2010, respectively. These loans continue at levels higher than Bancorp experienced pre-recession due to the ongoing economic stress on borrowers witnessed from 2008 through 2012.  These relationships are monitored closely for possible future inclusion in non-performing loans.  Management believes it has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets increased 22 basis points from 2011 to 2012.  The increase in non-performing assets as a percentage of total assets was largely due to an increase in loans classified as troubled debt restructuring, partially offset by moderate decreases in non-accrual loans and foreclosed real estate.  At December 31, 2012 and December 31, 2011, the carrying value of other real estate owned was $7.4 million and $7.8 million, respectively.  The recession has resulted in an increase in foreclosures.  In 2012, Bancorp recorded impairment charges totaling $1,479,000, compared to $1,737,000 in 2011, based on appraisals of the foreclosed properties and write-downs intended to position Bancorp to move these properties more quickly from the balance sheet.  No impairment charges were recorded in 2010 for these properties as management believes these properties were appropriately recorded at lower of cost or market.

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

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with the Bank’s Executive Loan Committee.

Changes in loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review or the Bank’s Loan Committees at any time.

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

•                  Allocations for individually significant loans not defined as impaired are based on estimates needed for pools of loans with similar risk based upon Bancorp’s historical net loss percentages by loan type.

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

The method of calculating the allowance requirements has not changed significantly over time.  Historical net loss percentages are updated quarterly based on actual losses experienced by each loan type. The reallocations among different categories of loans between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio as described above.  However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in non-performing loans.

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

	Year ended December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Average Loans	$1,563,918	$1,529,556	$1,469,116	$1,391,644	$1,295,711

Balance of allowance for loan losses at beginning of year	$29,745	$25,543	$20,000	$15,381	$13,450
Loans charged off
Commercial and industrial	4,523	1,015	1,418	4,925	341
Construction and development	1,726	1,593	2,211	38	109
Real estate mortgage	3,451	5,840	2,450	3,099	1,689
Consumer	798	673	687	1,055	824

Total loans charged off	10,498	9,121	6,766	9,117	2,963

Recoveries of loans previously charged off
Commercial and industrial	84	108	115	59	31
Construction and development	—	—	26	2	—
Real estate mortgage	249	158	163	393	236
Consumer	801	457	536	507	577

Total recoveries	1,134	723	840	961	844
Net loans charged off	9,364	8,398	5,926	8,156	2,119
Additions to allowance charged to expense	11,500	12,600	11,469	12,775	4,050

Balance at end of year	$31,881	$29,745	$25,543	$20,000	$15,381
Ratio of net charge-offs during year to average loans	0.60%	0.55%	0.40%	0.59%	0.16%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2012 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2012	2011	2010	2009	2008

Commercial and industrial	$5,949	$7,364	$2,796	$4,091	$2,717
Construction and development	4,536	3,546	3,630	1,518	1,528
Real estate mortgage	14,288	11,182	12,203	6,513	4,065
Consumer	362	540	623	947	1,865
Unallocated	6,746	7,113	6,291	6,931	5,206

	$31,881	$29,745	$25,543	$20,000	$15,381

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

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2012	2011	2010

Provision for loan losses to average loans	0.74%	0.82%	0.78%
Net charge-offs to average loans	0.60%	0.55%	0.40%
Allowance for loan losses to average loans	2.04%	1.94%	1.74%
Allowance for loan losses to year end loans	2.01%	1.93%	1.69%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $250,000 and IRAs.  These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements.

The average amount of deposits in the Bank and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2012		2011		2010
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$341,534	—	$277,310	—	$235,644	—
Interest bearing demand deposits	317,017	0.16%	281,566	0.21%	248,626	0.19%
Savings deposits	78,640	0.08%	70,290	0.16%	65,375	0.25%
Money market deposits	539,395	0.33%	501,792	0.52%	447,319	0.73%
Time deposits	383,008	1.25%	418,750	1.62%	457,275	2.03%

	$1,659,594		$1,549,708		$1,454,239

Maturities of time deposits of $250,000 or more outstanding at December 31, 2012, are summarized as follows:

(In thousands)	Amount

3 months or less	$15,575
Over 3 through 6 months	3,024
Over 6 through 12 months	12,870
Over 12 months	14,419

$45,888

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core fundings since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$59,045	0.28%	$66,026	0.30%	$60,075	0.44%
Average during year	59,861	0.30%	61,595	0.41%	56,919	0.58%
Maximum month end balance during year	$64,582		$69,818		$65,521

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during 2008 with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities, which qualify as Tier 1 capital, will mature on December 31, 2038, but are callable by Bancorp on or after December 31, 2013.  Also in 2008, the Bank issued $10 million of subordinated debt, with a 10 year maturity, and a call option to the Bank two years after issuance.  In 2012, Bancorp exercised its call option and prepaid the subordinated debt without penalty.  See Note 11 to Bancorp’s consolidated financial statements for further information regarding subordinated debentures.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $25.1 million at December 31, 2012. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $386.4 million at December 31, 2012, and included an unrealized net gain of $9.1 million. The portfolio includes maturities of approximately $129.5 million over the next twelve months, including $118 million of short-term securities which mature in January 2013.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2012, total investment securities pledged for these purposes comprised 41% of the available for sale investment portfolio, leaving $228.4 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2012, such deposits totaled $1.406 billion and represented 79% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of December 31, 2012, Bancorp had only $10.5 million or 0.6% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, the Bank is a member of the FHLB of Cincinnati. As a member of the FHLB, the Bank has access to credit products of the FHLB.  The Bank views these borrowings as a low cost alternative to other time deposits.  At December 31, 2012, the amount of available credit from the FHLB totaled $132 million.  See Note 10 to Bancorp’s consolidated financial statements for further information regarding advances from the Federal Home Loan Bank.  Also, the Bank has available federal funds purchased lines with correspondent banks totaling $85 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon its asset size.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2012 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$386,372	$235,493	$80,577	$37,082	$33,220
Standby letters of credit	14,757	13,065	1,641	51	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities.  Bancorp also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue.  Bancorp receives revenue from the relationship which offsets a portion of the expenses over the term of the agreement. See Note 10, Note 11, Note 14 and Note 17 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, subordinated debentures, the defined benefit retirement plan and operating leases.

The required payments under such commitments at December 31, 2012 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$7,814	$1,573	$1,737	$1,737	$2,767
Defined benefit retirement plan	3,989	123	168	168	3,530
Time deposit maturities	375,314	241,535	107,148	26,627	4
Federal Home Loan Bank advances	31,882	10,052	20,105	108	1,617
Trust preferred securities	30,900	—	—	—	30,900
Other	2,800	400	800	800	800

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2012	2011	2010

Stockholders’ equity	$205,075	$187,686	$169,861
Dividends per share	0.77	0.72	0.69
Tier 1 risk-based capital	13.17%	12.77%	12.06%
Total risk-based capital	14.42%	14.63%	13.93%
Leverage ratio	10.79%	10.53%	10.31%

Throughout the financial crisis it is important to note the strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement.  Since 2008, Bancorp has had no share buyback plan, choosing instead to continue to grow its capital in the face of uncertain economic times and regulatory environment.  S.Y. Bancorp increased its cash payout to stockholders during 2012 to an annual dividend of $0.77, up from $0.72 per share in 2011. This represents a payout ratio of 41.40% based on basic EPS and an annual yield of 3.57% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in capital ratios from 2010 to 2012 resulted largely from the growth of retained earnings.  The total risk-based capital ratio declined slightly from 2011 to 2012, as a result of Bancorp’s first quarter 2012 prepayment of $10 million of subordinated debentures that qualified as Tier 2 capital.  See Note 11 to Bancorp’s consolidated financial statements for more detail regarding the subordinated debenture component of capital.  Note 21 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $5,421,000 and $5,462,000 at December 31, 2012 and 2011, respectively. The $41,000 decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2012 on the valuation of the Bank’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2012	2011	2010

Return on average assets	1.25%	1.20%	1.24%
Return on average stockholders’ equity	13.06%	13.14%	14.03%
Dividend payout ratio, based on basic EPS	41.40%	42.11%	41.07%
Average stockholders’ equity to average assets	9.54%	9.17%	8.85%

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

Mortgage servicing rights (“MSRs”), carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2012 and 2011 there was no valuation allowance for the MSRs, as the fair value exceeded the carrying value.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2012 and December 31, 2011, the carrying value of other real estate owned was $7,364,000 and $7,773,000, respectively.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.  For impaired loans, the fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  At December 31, 2012 and December 31, 2011, the carrying value of impaired loans was $11,625,000 and $10,021,000, respectively.  These measurements are classified as Level 3.

See Note 18 to Bancorp’s consolidated financial statements for details of fair value measurements.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

	December 31,
(in thousands, except per share data)	2012	2011

Total equity (a)	$205,075	$187,686
Less goodwill	(682)	(682)

Tangible common equity (c)	204,393	187,004

Total assets (b)	$2,148,262	$2,053,097
Less goodwill	(682)	(682)

Total tangible assets (d)	2,147,580	2,052,415

Total shareholders’ equity to total assets (a/b)	9.55%	9.14%
Tangible common equity ratio (c/d)	9.52%	9.11%

Number of outstanding shares (e)	13,915	13,819

Book value per share (a/e)	$14.74	$13.58
Tangible common equity per share (c/e)	14.69	13.53

The following table provides a reconciliation of net interest margin in accordance with US GAAP to normalized net interest margin. Bancorp provides this information to illustrate the trend in net interest margin sequentially from 2010 through 2012 and to show the impact of prepayment fees and late charges on net interest margin.  Prepayment fees and late charges did not have the similar effect of increasing net interest margin during 2011 as they did in other years.

Reconciliation of Net Interest Margin to Normalized

	Year to Date
	2012	2011	2010
Net interest margin	3.94%	3.99%	3.99%

Prepayment penalties / late charges	(0.06)	0.02	(0.02)

Normalized net interest margin	3.88%	4.01%	3.97%

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other, which allows an entity to make a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets, other than goodwill.  The FASB issued similar guidance for testing goodwill for impairment in September 2011.  An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  Because Bancorp does not have any indefinite-lived intangible assets, other than goodwill, the adoption of ASU 2012-02 is not expected to have an impact on Bancorp’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2012	2011

Assets
Cash and due from banks	$42,610	$32,901
Federal funds sold and interest bearing due from banks	25,093	22,019
Mortgage loans held for sale	14,047	4,381
Securities available for sale (amortized cost of $377,383 in 2012 and $343,059 in 2011)	386,440	352,185
Federal Home Loan Bank stock	5,180	4,948
Other securities	1,000	1,001
Loans	1,584,594	1,544,845
Less allowance for loan losses	31,881	29,745
Net loans	1,552,713	1,515,100
Premises and equipment, net	36,532	36,611
Bank owned life insurance	28,149	27,143
Accrued interest receivable	5,091	5,964
Other assets	51,407	50,844

Total assets	$2,148,262	$2,053,097

Liabilities
Deposits
Non-interest bearing	$396,159	$313,587
Interest bearing	1,385,534	1,304,152
Total deposits	1,781,693	1,617,739

Securities sold under agreements to repurchase	59,045	66,026
Federal funds purchased	16,552	37,273
Accrued interest payable	166	232
Other liabilities	22,949	42,810
Federal Home Loan Bank advances	31,882	60,431
Subordinated debentures	30,900	40,900

Total liabilities	1,943,187	1,865,411

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 13,915,265 shares in 2012 and 13,819,319 shares in 2011	7,273	6,953
Additional paid-in capital	17,731	14,599
Retained earnings	174,650	160,672
Accumulated other comprehensive income	5,421	5,462

Total stockholders’ equity	205,075	187,686

Total liabilities and stockholders’ equity	$2,148,262	$2,053,097

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010

Interest income
Loans	$79,398	$79,049	$79,203
Federal funds sold	320	255	138
Mortgage loans held for sale	344	231	339
Securities
Taxable	5,657	5,174	5,274
Tax-exempt	1,182	1,330	1,192

Total interest income	86,901	86,039	86,146

Interest expense
Deposits	7,166	10,105	13,170
Securities sold under agreements to repurchase	180	253	332
Federal funds purchased	31	38	45
Federal Home Loan Bank advances	2,461	1,460	2,266
Subordinated debentures	3,113	3,451	3,454

Total interest expense	12,951	15,307	19,267
Net interest income	73,950	70,732	66,879

Provision for loan losses	11,500	12,600	11,469
Net interest income after provision for loan losses	62,450	58,132	55,410

Non-interest income
Investment management and trust services	14,278	13,841	13,260
Service charges on deposit accounts	8,516	8,348	8,600
Bankcard transaction revenue	3,985	3,722	3,313
Gains on sales of mortgage loans held for sale	4,321	2,122	2,321
Gains on sales of securities available for sale	—	—	159
Brokerage commissions and fees	2,593	2,219	2,136
Bank owned life insurance income	1,006	1,019	995
Other	3,758	1,973	2,955

Total non-interest income	38,457	33,244	33,739

Non-interest expenses
Salaries and employee benefits	37,960	33,125	33,485
Net occupancy expense	5,651	5,192	4,934
Data processing expense	5,278	5,014	4,834
Furniture and equipment expense	1,306	1,299	1,272
FDIC insurance	1,494	1,655	2,038
Loss (gain) on other real estate owned	1,410	1,716	(11)
Other	12,373	11,580	10,579

Total non-interest expenses	65,472	59,581	57,131

Income before income taxes	35,435	31,795	32,018
Income tax expense	9,634	8,191	9,065
Net income	$25,801	$23,604	$22,953
Net income per share, basic	$1.86	$1.71	$1.68
Net income per share, diluted	$1.85	$1.71	$1.67

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2012	2011	2010

Net income	$25,801	$23,604	$22,953
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of $(24), $1,362, and $580, respectively)	(45)	2,530	1,076
Reclassification adjustment for securities gains realized in income (net of tax of $0, $0, and $(56), respectively)	—	—	(103)
Minimum pension liability adjustment (net of tax of $2, $(111), and $(17), respectively)	4	(207)	(33)

Other comprehensive (loss) income	(41)	2,323	940

Comprehensive income	$25,760	$25,927	$23,893

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2012	2011	2010

Operating activities
Net income	$25,801	$23,604	$22,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,500	12,600	11,469
Depreciation, amortization and accretion, net	4,964	4,019	3,274
Deferred income tax benefit	(2,933)	(2,068)	(1,556)
Gain on sale of securities available for sale	—	—	(159)
Gains on sales of mortgage loans held for sale	(4,321)	(2,122)	(2,321)
Origination of mortgage loans held for sale	(241,128)	(126,306)	(173,112)
Proceeds from sale of mortgage loans held for sale	235,783	136,434	176,295
Bank owned life insurance income	(1,006)	(1,019)	(995)
(Increase) decrease in value of private investment fund	(637)	421	(606)
Proceeds from liquidation of private investment fund	2,846	—	—
Loss on the sale of foreclosed assets	1,410	1,716	27
Loss on the disposal of equipment	190	382	2
Stock compensation expense	1,481	1,165	952
Excess tax benefits from share-based compensation arrangements	(83)	(125)	(140)
Decrease (increase) in accrued interest receivable and other assets	769	3,533	(6,959)
(Decrease) increase in accrued interest payable and other liabilities	(19,840)	(7,805)	7,520
Net cash provided by operating activities	14,796	44,429	36,644

Investing activities
Purchases of securities available for sale	(488,390)	(404,514)	(254,332)
Proceeds from sale of securities available for sale	—	—	27,064
Proceeds from maturities of securities available for sale	452,447	300,620	210,907
Proceeds from maturities of securities held to maturity	—	20	15
Net increase in loans	(53,599)	(57,037)	(84,559)
Purchases of premises and equipment	(3,301)	(8,249)	(6,173)
Proceeds from disposal of equipment	3	7	4
Proceeds from sale of foreclosed assets	2,976	7,206	1,808
Net cash used in investing activities	(89,864)	(161,947)	(105,266)

Financing activities
Net increase in deposits	163,954	124,271	75,284
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(27,702)	17,788	14,672
Net (decrease) increase in other short-term borrowings	—	(1,998)	189
Proceeds from Federal Home Loan Bank advances	31,462	—	50,000
Repayments of Federal Home Loan Bank advances	(60,011)	(11)	(50,011)
Prepayment penalty on modification of Federal Home Loan Bank advances	––	—	(1,336)
Repayments of subordinated debentures	(10,000)	—	(30)
Issuance of common stock for options and dividend reinvestment plan	961	705	1,106
Excess tax benefits from share-based compensation arrangements	83	125	140
Common stock repurchases	(205)	(167)	(396)
Cash dividends paid	(10,691)	(9,930)	(11,765)
Net cash provided by financing activities	87,851	130,783	77,853
Net increase in cash and cash equivalents	12,783	13,265	9,231
Cash and cash equivalents at beginning of year	54,920	41,655	32,424
Cash and cash equivalents at end of period	$67,703	$54,920	$41,655
Supplemental cash flow information:
Income tax payments	$10,685	$4,611	$8,945
Cash paid for interest	13,017	15,379	19,390
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$4,486	$12,219	$5,776

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three years ended December 31, 2012
					Accumulated
	Common stock		Additional		other
(In thousands, except per share	Number of		paid-in	Retained	comprehensive
data)	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2009	13,607	$6,244	$9,729	$135,442	$2,199	$153,614
Net income	—	—	—	22,953	—	22,953
Other comprehensive income, net of tax	—	—	—	—	940	940
Stock compensation expense	—	—	952	—	—	952
Shares issued for stock options exercised	93	311	919	—	—	1,230
Shares issued for dividend reinvestment plan	1	2	14	—	—	16
Shares issued for non-vested restricted stock	54	181	961	(1,142)	—	—
Cash dividends, $0.69 per share	—	—	—	(9,448)	—	(9,448)
Shares repurchased and cancelled	(18)	(59)	(369)	32	—	(396)
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861
Net income	—	—	—	23,604	—	23,604
Other comprehensive income, net of tax	—	—	—	—	2,323	2,323
Stock compensation expense	—	—	1,165	—	—	1,165
Shares issued for stock options exercised	47	157	493	—	—	650
Shares issued for dividend reinvestment plan	1	2	11	—	—	13
Shares issued for non-vested restricted stock	42	140	866	(1,006)	—	—
Cash dividends, $0.72 per share	—	—	—	(9,930)	—	(9,930)
Shares repurchased and cancelled	(8)	(25)	(142)	167	—	—
Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686
Net income	—	—	—	25,801	—	25,801
Other comprehensive loss, net of tax	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	1,481	—	—	1,481
Shares issued for stock options exercised	69	230	1,146	(2)	—	1,374
Shares issued for dividend reinvestment plan	1	3	20	—	—	23
Shares issued for non-vested restricted stock	57	190	1,108	(1,298)	—	—
Cash dividends, $0.77 per share	—	—	—	(10,691)	—	(10,691)
Shares repurchased and cancelled	(31)	(103)	(623)	168	—	(558)

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (the Bank).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2012 presentation.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services. The Bank’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana where the Bank has three full service branches, and Cincinnati, Ohio where the Bank has three full service branches.

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

Securities

Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security.  If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in gains (losses) on sales of securities available for sale in the consolidated statements of income.  See Note 3 to Bancorp’s consolidated financial statements for additional information on investment securities.

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

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once the prospects for recovering both principal and accrued interest are reasonably assured.  Loans are accounted for as troubled debt restructuring when the Bank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  If a loan is restructured at a market rate for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement, it shall be removed from restructured status generally after six months of performance.

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

•                  Allocations for individually significant loans not defined as impaired are based on estimates needed for pools of loans with similar risk based upon Bancorp’s historical net loss percentages by loan type.

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

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to management and the Audit and Loan Committees of the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

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

Other Assets

Bank-owned life insurance (BOLI) is carried at net realizable value, which considers any applicable surrender charges.  Also, the Bank maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

Bancorp’s investment in a domestic private investment fund was comprised of bank and other financial industry securities and was accounted for as an equity-method investment in accordance with US GAAP.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2012 and 2011 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted.  As of December 31, 2012 and 2011, the gross amount of unrecognized tax benefits was $70,000 and $101,000, respectively.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2012 and 2011, the amount accrued for the potential payment of interest and penalties was $4,000 and $7,000, respectively.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits as well as tax deductible losses. These tax benefits are recognized in income tax expense using an effective yield method over the life of the investment.

Net Income Per Share

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options and stock appreciation rights, assuming proceeds are used to repurchase shares under the treasury stock method.

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

Segment Information

The Bank provides a broad range of financial services to individuals, corporations and others through its thirty-one full service banking locations as of December 31, 2012.  These services include lending and deposit services, cash management services, securities brokerage activities, mortgage origination and investment management and trust activities.  The Bank’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

For all awards, stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for Bancorp during the first quarter of fiscal 2012 and was applied prospectively.

(2) Restrictions on Cash and Due from Banks

The Bank is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $859,000 and $679,000 at December 31, 2012 and 2011, respectively.

(3) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

December 31, 2012	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$98,000	$—	$—	$98,000
Government sponsored enterprise obligations	83,015	2,789	56	85,748
Mortgage-backed securities	137,407	3,594	120	140,881
Obligations of states and political subdivisions	57,961	2,844	12	60,793
Trust preferred securities of financial institutions	1,000	18	—	1,018

Total securities available for sale	$377,383	$9,245	$188	$386,440

December 31, 2011	Amortized	Unrealized
Securities available for sale	Cost	Gains	Losses	Fair Value
(in thousands)

U.S. Treasury and other U.S. government obligations	$115,001	$—	$—	$115,001
Government sponsored enterprise obligations	43,349	2,837	—	46,186
Mortgage-backed securities	116,954	3,564	23	120,495
Obligations of states and political subdivisions	66,755	2,779	33	69,501
Trust preferred securities of financial institutions	1,000	2	—	1,002

Total securities available for sale	$343,059	$9,182	$56	$352,185

No securities were sold in 2012 or 2011.  There are no securities held to maturity as of December 31, 2012 or 2011.

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

Bancorp reviewed the investment in FHLB Stock as of December 31, 2012, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp is of the opinion that its investment in FHLB stock is not impaired.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2012 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	$129,136	$129,251
Due after 1 but within 5 years	69,706	72,746
Due after 5 but within 10 years	27,354	29,585
Due after 10 years	13,780	13,977
Mortgage-backed securities	137,407	140,881

Total securities available for sale	$377,383	$386,440

Securities with a carrying value of approximately $158.2 million at December 31, 2012 and $125.4 million at December 31, 2011 were pledged to secure the accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

At year end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2012 and 2011, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2012
Government sponsored enterprise obligations	$29,996	$56	$—	$—	$29,996	56
Mortgage-backed securities	16,609	120	$—	$—	$16,609	$120
Obligations of states and political subdivisions	2,292	12	—	—	2,292	12
Total temporarily impaired securities	$48,897	$188	$—	$—	$48,897	$188

December 31, 2011
Mortgage-backed securities	$5,122	$23	$—	$—	5,122	23
Obligations of states and political subdivisions	2,644	17	1,021	16	3,665	33

Total temporarily impaired securities	$7,766	$40	$1,021	$16	$8,787	$56

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 14 and 5 separate investment positions as of December 31, 2012 and 2011, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

(4) Loans

The composition of loans by primary loan portfolio segment follows:

	December 31,
(In thousands)	2012	2011
Commercial and industrial	$426,930	$393,729
Construction and development	131,253	147,637
Real estate mortgage:	989,631	966,665
Consumer	36,780	36,814

	$1,584,594	$1,544,845

Loan balances include net deferred loan fees of $47,000 at December 31, 2012 and $32,000 at December 31, 2012.  The Bank’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds ten percent of loans. While the Bank has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within the Bank’s current market areas, which encompass the Louisville, Indianapolis and Cincinnati metropolitan markets.

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk.  For most participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion these loans to be recorded as secured borrowings.  The participated portions of these loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2012 and 2011, the total participated portions of loans of this nature were $7,658,000 and $30,324,000 respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

	Year ended December 31,
Loans to directors and executive officers	2012	2011
(in thousands)
Balance as of January 1	$622	$642
New loans and advances on lines of credit	6,691	11,924
Repayments on loans and lines of credit	1,214	11,944
Balance as of December 31	$6,099	$622

The higher amounts of advances and repayments in 2011 are attributable to the implementation of daily sweep features on a working capital line of credit to a company owned by one director.

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2012, 2011 and 2010.

	Type of loan
December 31, 2012	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$426,930	$131,253	$989,631	$36,780	$1,584,594

Balance: loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Balance: loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
Ending balance December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Balance: allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—		$3,617

Balance: allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

	Type of loan
December 31, 2011	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$393,729	$147,637	$966,665	$36,814	$1,544,845

Balance: loans individually evaluated for impairment	$5,459	$2,416	$14,170	$94	$22,139

Balance: loans collectively evaluated for impairment	$388,270	$145,221	$952,495	$36,720	$1,522,706

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	5,475	2,859	4,592	133	(459)	12,600
Charge-offs	(1,015)	(1,593)	(5,840)	(673)	—	(9,121)
Recoveries	108	—	158	457	—	723
Ending balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745

Balance: allowance for loans individually evaluated for impairment	$954	$10	$1,597	$—		$2,561

Balance: allowance for loans collectively evaluated for impairment	$6,410	$3,536	$9,585	$540	$7,113	$27,184

	Type of Loan
December 31, 2010	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$343,956	$159,482	$968,440	$36,547	$1,508,425

Balance: loans individually evaluated for impairment	$520	$700	$15,955	$95	$17,270

Balance: loans collectively evaluated for impairment	$343,436	$158,782	$952,485	$36,452	$1,491,155

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2009	$4,091	$1,518	$6,513	$947	$6,931	$20,000
Provision	8	2,947	8,046	(173)	641	11,469
Charge-offs	(1,418)	(2,211)	(2,450)	(687)	—	(6,766)
Recoveries	115	26	163	536	—	840
Ending balance December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543

Balance: allowance for loans individually evaluated for impairment	$90	$—	$1,724	$—		$1,814

Balance: allowance for loans collectively evaluated for impairment	$2,706	$2,280	$10,548	$623	$7,572	$23,729

Bancorp did not have any loans acquired with deteriorated credit quality at December 31, 2012 or 2011.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•                  Real estate mortgage

•                  Consumer

The following table presents loans individually evaluated for impairment as of December 31, 2012, 2011 and 2010.

		Unpaid		Average
December 31, 2012	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,735	$7,591		$6,226
Construction and development	352	2,187		2,097
Real estate mortgage	6,996	7,752		5,397
Consumer	4	25		21
Subtotal	14,087	17,555		13,741

Loans with an allowance recorded
Commercial and industrial	1,932	5,103	156	3,294
Construction and development	10,511	11,135	2,898	5,929
Real estate mortgage	2,799	2,948	563	6,145
Consumer	—	—	—	—
Subtotal	15,242	19,186	3,617	15,368

Total
Commercial and industrial	$8,667	$12,694	$156	$9,520
Construction and development	10,863	13,322	2,898	8,026
Real estate mortgage	9,795	10,700	563	11,542
Consumer	4	25	—	21
Total	$29,329	$36,741	$3,617	$29,109

		Unpaid		Average
December 31, 2011	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$694	$920		$951
Construction and development	2,316	2,316		1,979
Real estate mortgage	6,453	6,453		6,353
Consumer	94	94		83
Subtotal	9,557	9,783		9,366

Loans with an allowance recorded
Commercial and industrial	4,765	6,415	954	2,447
Construction and development	100	100	10	20
Real estate mortgage	7,717	11,962	1,597	7,249
Consumer	—	—	—	10
Subtotal	12,582	18,477	2,561	9,726

Total
Commercial and industrial	$5,459	$7,335	$954	$3,398
Construction and development	2,416	2,416	10	1,999
Real estate mortgage	14,170	18,415	1,597	13,602
Consumer	94	94	—	93
Total	$22,139	$28,260	$2,561	$19,092

		Unpaid		Average
December 31, 2010	Recorded	principal	Related	Recorded
(in thousands)	investment	balance	allowance	Investment

Loans with no related allowance recorded
Commercial and industrial	$420	$1,982		$250
Construction and development	700	700		350
Real estate mortgage	8,720	9,455		5,565
Consumer	95	140		64
Subtotal	9,935	12,277		6,229

Loans with an allowance recorded
Commercial and industrial	$100	$292	$90	$373
Construction and development	—	—	—	2,123
Real estate mortgage	7,235	7,235	1,724	5,515
Consumer	—	—	—	—
Subtotal	7,335	7,527	1,814	8,011

Total
Commercial and industrial	$520	$2,274	$90	$623
Construction and development	700	700	—	2,473
Real estate mortgage	15,955	16,690	1,724	11,080
Consumer	95	140	—	64
Total	$17,270	$19,804	$1,814	$14,240

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of the loans.

Interest income on impaired or non-accrual loans (cash basis) was $157,000, $391,000 and $250,000 in 2012, 2011, and 2010, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1,167,000, $1,104,000 and $1,192,000 in 2012, 2011 and 2010, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $719,000 and $1,160,000 at December 31, 2012 and 2011, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2012 and 2011.

(In thousands)	2012	2011

Commercial and industrial	$1,554	$2,665
Construction and development	10,863	2,416
Real estate mortgage	5,939	13,562
Consumer	4	94

Total	$18,360	$18,737

On December 31, 2012 and 2011, Bancorp had $11.0 million and $3.4 million of loans classified as TDRs, respectively.  The following table presents the recorded investment in loans modified and classified as TDRs during the years ended December 31, 2012 and 2011.

		Pre-modification	Post-modification
December 31, 2012	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	3	$5,752	$5,752
Real estate mortgage	5	3,862	3,862
Total	8	$9,614	$9,614

		Pre-modification	Post-modification
December 31, 2011	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	4	$2,794	$2,794
Real estate mortgage	2	2,099	2,099
Total	6	$4,893	$4,893

The following table presents the recorded investment in loans accounted for as TDR that experienced a payment default during the year ending December 31, 2012 and 2011.

December 31, 2012	Number of
(dollars in thousands)	Contracts	Recorded investment

Commercial & industrial	1	$627
Real estate mortgage	1	295
Total	2	$922

December 31, 2011	Number of
(dollars in thousands)	Contracts	Recorded investment

Real estate mortgage	1	$1,737
Total	1	$1,737

Prior to 2011, Bancorp had not experienced loans accounted for as TDR that subsequently defaulted.  The loans in the 2012 table directly above are related to one borrower and management estimates minimal loss exposure to this credit after consideration of collateral.  At December 31, 2012, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings and modifications of amortization periods due to customer financial difficulties.   Some loans accounted for as TDRs included temporary suspension of principal payments, resulting in payment of interest only.  There has been no forgiveness of principal for loans accounted for as TDRs.  Loans accounted for as TDRs, which have not defaulted, are individually evaluated for impairment and, at December 31, 2012, had a total allowance allocation of $295,000, compared to $1,167,000 at December 31, 2011.

At December 31, 2012, Bancorp had outstanding commitments to lend additional funds totaling $187,000 to borrowers who have had loans modified as TDRs.  At December 31, 2011, there were no outstanding commitments for loans modified as TDRs.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011.

			Greater
			than
			90 days				Recorded
			past due				investment >
	30-59 days	60-89 days	(includes	Total		Total	90 days and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing
December 31, 2012

Commercial and industrial	$212	$42	$1,554	$1,808	$425,122	$426,930	$—
Construction and development	—	4,284	10,862	15,146	116,107	131,253	—
Real estate mortgage	3,771	1,952	6,424	12,147	977,484	989,631	485
Consumer	79	—	238	317	36,463	36,780	234
Total	$4,062	$6,278	$19,078	$29,418	$1,555,176	$1,584,594	$719

December 31, 2011

Commercial and industrial	$989	$162	$2,665	$3,816	$389,913	$393,729	$—
Construction and development	86	—	2,416	2,502	145,135	147,637	—
Real estate mortgage	8,520	957	14,722	24,199	942,466	966,665	1,160
Consumer	336	—	94	430	36,384	36,814	—
Total	$9,931	$1,119	$19,897	$30,947	$1,513,898	$1,544,845	$1,160

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

As of December 31, 2012 and 2011, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)

	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
December 31, 2012

Grade
Pass	$404,045	$113,559	$925,674	$36,542	$1,479,820
Special mention	11,097	6,831	26,770	—	44,698
Substandard	4,482	—	26,901	—	31,383
Substandard non- performing	7,306	10,863	10,286	238	28,693
Doubtful	—	—	—	—	—
Total	$426,930	$131,253	$989,631	$36,780	$1,584,594

December 31, 2011

Grade
Pass	$356,090	$132,846	$896,217	$36,709	$1,421,862
Special mention	15,154	6,007	33,818	11	54,990
Substandard	17,026	6,368	21,300	—	44,694
Substandard non- performing	5,459	2,416	15,330	94	23,299
Doubtful	—	—	—	—	—
Total	$393,729	$147,637	$966,665	$36,814	$1,544,845

(5) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2012	2011

Land	$4,586	$4,586
Buildings and improvements	40,530	35,850
Furniture and equipment	15,998	18,307
Construction in progress	269	3,579

	61,383	62,322

Accumulated depreciation and amortization	(24,851)	(25,711)

	$36,532	$36,611

Depreciation expense related to premises and equipment was $3,147,000 in 2012, $2,914,000 in 2011 and $2,545,000 in 2010.

(6) Other Assets

A summary of the major components of other assets as of December 31, 2012 and 2011 follows:

(in thousands)	2012	2011

Net deferred tax asset	$12,538	$9,581
Cash surrender value of life insurance other than BOLI	9,614	9,716
Other real estate owned and other foreclosed property	7,364	7,773
Investments in tax credit related ventures	7,329	7,933
Mortgage servicing rights (MSRs)	2,088	1,630
FDIC prepaid assessment	1,732	3,106
Other short term receivables	1,289	1,277
Common securities of S.Y. Bancorp Capital Trust II	900	900
Goodwill	682	682
Investment in bank in expansion market	520	520
Domestic private investment fund	—	2,420
Other	7,351	5,306
	$51,407	$50,844

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

In 2009, the FDIC required insured institutions to prepay three years of estimated insurance assessments, to strengthen the cash position of the Deposit Insurance Fund without immediately impacting earnings of the banking industry.  Bancorp’s prepaid assessment, paid in December 2009, totaled $6,458,000 and will be amortized based on quarterly FDIC assessments, likely into 2014.

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at December 31, 2012 and 2011 were $2,702,000 and $2,292,000, respectively.  The total outstanding principal balances of loans serviced for others were $374,079,000 and $287,579,000 at December 31, 2012, and 2011 respectively.

Changes in the net carrying amount of MSRs for the years ended December 31, 2012 and 2011 are shown in the following table.

(in thousands)	2012	2011
Balance at January 1	$1,630	$1,785
Originations	1,274	571
Amortization	(816)	(726)

Balance at December 31	$2,088	$1,630

(7) Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year ended December 31,
(In thousands)	2012	2011	2010

Current tax expense
Federal	$11,895	$9,748	$10,010
State	672	511	611
Total current tax expense	12,567	10,259	10,621

Deferred tax benefit
Federal	(2,800)	(1,934)	(1,502)
State	(133)	(134)	(54)
Total deferred tax benefit	(2,933)	(2,068)	(1,556)

Total income tax expense	$9,634	$8,191	$9,065

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year ended December 31,
(In thousands)	2012	2011	2010

Unrealized (loss) gain on securities available for sale	$(24)	$1,362	$580
Reclassification adjustment for securities gains realized in income	—	—	(56)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(83)	(125)	(140)
Minimum pension liability adjustment	2	(111)	(17)
Total income tax (benefit) expense recorded directly to stockholders’ equity	$(105)	$1,126	$367

An analysis of the difference between the statutory and effective tax rates from operations for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year ended December 31,
	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(3.8)	(3.7)	(3.3)
Tax credits	(2.2)	(2.6)	(2.5)
Cash surrender value of life insurance	(1.9)	(1.5)	(2.0)
State income taxes	1.0	0.9	1.1
Establish deferred taxes on tax credit investments	—	(2.2)	—
Other, net	(0.9)	(0.1)	—
	27.2%	25.8%	28.3%

The increased level of income tax expense from 2011 to 2012 primarily reflected a 2011 adjustment of approximately $700,000 to Bancorp’s deferred tax asset that relates to tax-advantaged investments that Bancorp has made in its primary market area over the years.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
(In thousands)	2012	2011
Allowance for loan loss	$11,495	$10,724
Deferred compensation	3,950	3,363
Accrued expenses	1,451	412
Investments in partnerships	713	749
Write-downs and costs associated with other real estate owned	1,335	573
Other assets	847	847
Total deferred tax assets	19,791	16,668

Securities	4,088	4,101
Property and equipment	1,162	1,213
Loan costs	648	592
Prepayment penalty on modification of FHLB advances	263	369
Mortgage servicing rights	703	538
Other liabilities	389	274
Total deferred tax liabilities	7,253	7,087
Net deferred tax asset	$12,538	$9,581

No valuation allowance for deferred tax assets was recorded as of December 31, 2012 and 2011 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

US GAAP provides guidance on the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2012 and 2011, the gross amount of unrecognized tax benefits was $70,000 and $101,000, respectively.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2012 and 2011, the amount accrued for the potential payment of interest and penalties was $4,000 and $7,000, respectively. Federal and state income tax returns are subject to examination for the tax return years after 2008.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Balance as of January 1	$101	$230
Increases - current year tax positions	10	11
Increases - prior year tax positions	—	5
Settlements	—	(71)
Lapse of statute of limitations	(41)	(74)
Balance as of December 31	$70	$101

(8) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2012	2011
Interest bearing demand	$345,739	$297,916
Savings	84,795	70,964
Money market	579,686	526,605
Time deposits greater than $250,000	45,888	44,707
Other time deposits	329,426	363,960

	$1,385,534	$1,304,152

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $1,855,000, $2,575,000, and $3,445,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

(In thousands)

2013	$241,535
2014	75,875
2015	31,273
2016	15,283
2017 and thereafter	11,348
$375,314

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $29,819,000 and $3,800,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, Bancorp had $814,000 and $482,000, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

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

	December 31,
(Dollars in thousands)	2012	2011

Average balance during the year	$59,861	$61,595
Average interest rate during the year	0.30%	0.41%
Maximum month-end balance during the year	$64,582	$69,818

(10) Advances from the Federal Home Loan Bank

The Bank had outstanding borrowings of $31.9 million at December 31, 2012, via five separate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the third advance of $420,000, principal and interest payments are due monthly based on a 15 year amortization schedule. For the final two advances totaling $1,462,000, principal and interest payments are due monthly based on a 30 year amortization schedule. In the third quarter of 2012, Bancorp restructured and extended terms on three advances with FHLB resulting in lower interest cost over the remaining term of these advances. Prepayment penalties totaling $872,000 were incurred. In accordance with US GAAP, prepayment penalties associated with the modification of advances were amortized over the life of the new advances, and were recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB. In the fourth quarter of 2012, Bancorp prepaid these same three advances, incurring prepayment penalties totaling $265,000. These new prepayment penalties and the remaining unamortized prepayment penalties totaling $790,000 were each recorded as interest expense in the fourth quarter of 2012. The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	December 31, 2012		December 31, 2011
(In thousands)	Advance	Rate	Advance	Rate
2013	$10,000	1.90%	$20,000	1.55%
2014	—	—	20,000	2.43%
2015	20,000	3.34%	20,000	3.34%
2024	420	2.40%	431	2.40%
2028	1,462	1.46%	—	—

	$31,882	2.79%	$60,431	2.44%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At December 31, 2012, the amount of available credit from the FHLB totaled $132.2 million.

(11) Subordinated Debentures

In 2008, Bancorp formed S.Y. Bancorp Capital Trust II, a Delaware statutory trust and 100%-owned finance subsidiary.  S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of Bancorp. The principal asset of S.Y. Bancorp Capital Trust II is a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debentures is fixed at 10.00%.  Bancorp may redeem all or part of the trust preferred securities at any time on or after December 31, 2013 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the subordinated debenture is paid at maturity in 2038 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of changes in certain laws or regulations.  The obligations of Bancorp with respect to the issuance of the Securities constituted a full and unconditional guarantee by Bancorp of the Trust’s obligation with respect to the Securities.  Issuance costs are being recognized as non-interest expense over the life of the Securities, and unamortized issuance costs at December 31, 2012 were $1,353,000. The primary source of funds for payments of the debentures is the current cash on hand of the Bancorp, as well as future dividends received from the Bank, which is limited by regulatory dividend restrictions. See Note 16 to Bancorp’s consolidated financial statements for details on dividend restrictions.

In 2008, the Bank issued $10 million of subordinated debt.  The debentures were schedule to mature in 2018, with a call option to the Bank on or after December 31, 2010.  The only financial covenant of the debt agreement required that the Bank remain well capitalized as defined by its primary regulator.  In the first quarter of 2012, Bancorp exercised its call option and prepaid the subordinated debentures without penalty.

(12) Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  This preferred stock was established in connection with a shareholders’ rights plan adopted in 2003, for which 400,000 shares are reserved and would be issued upon the occurrence of certain triggering events.  None of this stock had been issued to date.  The shareholder rights plan will expire in 2013.

(13) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2012	2011	2010

Net income, basic and diluted	$25,801	$23,604	$22,953

Average shares outstanding	13,875	13,786	13,689
Effect of dilutive securities	57	48	90

Average shares outstanding including dilutive securities	13,932	13,834	13,779

Net income per share, basic	$1.86	$1.71	$1.68

Net income per share, diluted	$1.85	$1.71	$1.67

(14) Employee Benefit Plans

The Bank has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Employer expenses related to contributions to the plan for 2012, 2011, and 2010 were $1,512,000, $1,449,000, and $1,393,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2012 and 2011, the KSOP held 484,075 and 458,600, respectively, shares of Bancorp stock.

In addition the Bank has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  The Bank matched certain executives’ contributions into the senior officers’ plan amounting to approximately $146,000, $75,000, and $119,000 in 2012, 2011 and 2010 respectively.  At December 31, 2012 and 2011, the amounts included in other liabilities in the consolidated financial statements for this plan were $2,954,000 and $2,383,000, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2012 and 2011, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2,247,000 and $2,236,000, respectively.  Discount rates of 3.79% and 3.95% were used in 2012 and 2011, respectively, in determining the actuarial present value of the projected benefit obligation.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The Bank maintains life insurance policies on certain current and former executives, the income from which helps offset the cost of benefits.  The liability for the Bank’s plan met the benefit obligation as of December 31, 2012 and 2011.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(in thousands)	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	83	86	96
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	60	56	27

Net periodic benefit cost	$143	$142	$123

The benefits expected to be paid in each year from 2013 to 2017 are listed in the table below.

(In thousands)	Benefits
2013	$123
2014	84
2015	84
2016	84
2017	84
Beyond 2017	3,530

Total future payments	$3,989

The expected benefits to be paid are based on the same assumptions used to measure the Bank’s benefit obligation at December 31, 2012. There are no obligations for other post-retirement and post-employment benefits.

(15) Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of December 31, 2012, there were 580,467 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

As required, Bancorp reduces future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.  Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	2012	2011	2010
Stock-based compensation expense before income taxes	$1,481,000	$1,165,000	$952,000
Deferred tax benefit	518,000	408,000	333,000
Reduction of net income	$963,000	$757,000	$619,000

As of December 31, 2012 Bancorp has $3,149,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $937,000, $692,000 and $785,000 from the exercise of options during 2012, 2011 and 2010, respectively.

The fair value of Bancorp’s stock options and SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate. The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant. The following assumptions were used in option and SAR valuations:

Assumptions	2012	2011	2010

Dividend yield	2.52%	2.48%	2.18%
Expected volatility	22.04%	22.64%	23.87%
Risk free interest rate	1.44%	2.90%	3.57%
Forfeitures	4.20%	6.07%	5.96%
Expected life of options (in years)	7.60	7.50	7.60

The expected life of options and SARs is based on actual experience of past like-term options.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2012, 2011 and 2010.  The dividend yield and expected volatility are based on historical information corresponding to the expected life of options and SARs granted.  The expected volatility is the price volatility of the underlying shares for the expected term on a monthly basis.  The risk free interest rate is the implied yield currently available on U. S. Treasury issues with a remaining term equal to the expected life of the options.

A summary of stock option and SARs activity and related information for the year ended December 31, 2012 follows.

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options	Exercise price	exercise	intrinsic	fair	contractual
(in thousands, except price and years)	and SARs	per share	price	value	value	life (years)

At December 31, 2011
Vested and exercisable	681	$18.62-26.83	$22.94	$160	$5.18	3.9
Unvested	232	21.03-26.83	22.80	—	5.22	7.7
Total outstanding	913	18.62-26.83	22.90	160	5.19	4.9

Granted	99	22.86-23.58	22.87	78	3.93
Exercised	(71)	18.62-23.37	18.78	305	3.85
Forfeited	(14)	20.71-26.83	23.67	2	5.21

At December 31, 2012
Vested and exercisable	681	20.17-26.83	23.42	271	5.33	3.5
Unvested	246	21.03-26.83	22.62	77	4.67	7.9
Total outstanding	927	20.17-26.83	23.21	$348	5.15	4.7

Vested during year	80	21.03-26.83	23.45	$28	5.33

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.  The aggregate intrinsic value of stock options and SARs exercised in 2012, 2011 and 2010 was $305,000, $524,000 and $1,122,000, respectively.  The aggregate intrinsic value of stock options exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of options and SARs granted in 2012, 2011 and 2010 were $3.93, $5.04 and $5.31, respectively.

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

Options and SARs outstanding, stated in thousands, at December 31, 2012 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

2013	87	87	$20.17
2014	132	132	22.70
2015	1	1	20.90
2016	157	157	24.07
2017	125	125	26.81
2018	92	79	23.37
2019	89	54	22.15
2020	82	33	21.03
2021	64	13	23.78
2022	98	—	22.87
	927	681	$23.21

(16) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2012, the Bank may pay up to $55.0 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(17) Commitments and Contingent Liabilities

As of December 31, 2012, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $401.1 million including standby letters of credit of $14.8 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of December 31, 2012. Commitments to extend credit were $332.2 million, including letters of credit of $13.3 million, as of December 31, 2011.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.  Standby letters of credit generally have maturities of up one to two years.

The Bank leases certain facilities under non-cancelable operating leases. Future minimum lease commitments for these leases are outlined in the table below.

Year	Total amount
2013	$1,573,000
2014	905,000
2015	832,000
2016	895,000
2017	842,000
Thereafter	2,767,000

Rent expense, net of sublease income, was $1,795,000 in 2012, $1,804,000 in 2011, and $1,940,000 in 2010.

To provide service to commercial accounts, Bancorp aids customers with swap contracts and letters of credits with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 2 to 10 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at December 31, 2012, Bancorp would have been required to make payments of approximately $2.7 million. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of December 31, 2012, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S government obligations, debt securities of U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions, and trust preferred securities of other banks.  Trust preferred securities are priced using quoted prices of identical securities in an active market and are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

Below are the carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$98,000	$—	$98,000	$—
Government sponsored enterprise obligations	85,748	—	$85,748	—
Mortgage-backed securities	140,881	—	140,881	—
Obligations of states and political subdivisions	60,793	—	60,793	—
Trust preferred securities of financial institutions	1,018	1,018	—	—

Total investment securities available for sale	386,440	1,018	385,422	—

Interest rate swaps	415	—	415	—

Total assets	$386,855	$1,018	$385,837	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

(In thousands)	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale

U.S. Treasury and other U.S. government obligations	$115,001	$—	$115,001	$—
Government sponsored enterprise obligations	46,186	—	$46,186	—
Mortgage-backed securities	120,495	—	120,495	—
Obligations of states and political subdivisions	69,501	—	69,501	—
Trust preferred securities of financial institutions	1,002	1,002	—	—

Total investment securities available for sale	352,185	1,002	351,183	—

Interest rate swaps	442	—	442	—

Total assets	$352,627	$1,002	$351,625	$—

Liabilities

Interest rate swaps	$442	$—	$442	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2012 and 2011 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for December 31, 2012 or 2011.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2012 and 2011, the carrying value of other real estate owned was $7,364,000 and $7,773,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at December 31, 2012 and 2011.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of December 31, 2012, total impaired loans with a valuation allowance were $15.2 million, and the specific allowance totaled $3.6 million, resulting in a fair value of $11.6 million, compared to total impaired loans with a valuation allowance of $12.6 million, and the specific allowance allocation totaling $2.6 million, resulting in a fair value of $10.0 million at December 31, 2011.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$11,625	$—	$—	$11,625	$(2,467)

Total	$11,625	$—	$—	$11,625	$(2,467)

	Fair value at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$10,021	$—	$—	$10,021	$(1,961)

Total	$10,021	$—	$—	$10,021	$(1,961)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the twelve months ended December 31, 2012, there were no transfers between Levels 1, 2, or 3.

(19) Fair Value of Financial Instruments

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments at December 31, 2012 and 2011.

(in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3
December 31, 2012

Financial assets
Cash and short-term investments	$67,703	$67,703	$67,703	$—	$—
Mortgage loans held for sale	14,047	14,431	—	14,431	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,552,713	1,583,018	—	—	1,583,018
Accrued interest receivable	5,091	5,091	5,091	—	—

Financial liabilities
Deposits	$1,781,693	$1,786,046	$—	$1,786,046	$—
Short-term borrowings	75,597	75,597	—	75,597	—
Long-term borrowings	62,782	62,826	—	62,826	—
Accrued interest payable	166	166	166	—	—

Off balance sheet financial instruments
Commitments to extend credit	$386,372	$—	$—	$—	$—
Standby letters of credit	14,757	(221)	—	—	(221)

(in thousands)	Carrying amount	Fair value	Level 1	Level 2	Level 3
December 31, 2011

Financial assets
Cash and short-term investments	$54,920	$54,920	$54,920	$—	$—
Mortgage loans held for sale	4,381	4,594	—	4,594	—
Federal Home Loan Bank stock and other securities	5,949	5,949	—	5,949	—
Loans, net	1,515,100	1,549,473	—	—	1,549,473
Accrued interest receivable	5,964	5,964	5,964	—	—

Financial liabilities
Deposits	$1,617,739	$1,626,170	$—	1,626,170	$—
Short-term borrowings	103,299	103,299	—	103,299	—
Long-term borrowings	101,331	100,491	—	100,491	—
Accrued interest payable	232	232	232	—	—

Off balance sheet financial instruments
Commitments to extend credit	$318,907	$—	$—	$—	$—
Standby letters of credit	13,289	(199)	—	—	(199)

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

Mortgage loans held for sale

The fair value of mortgage loans held for sale is determined by market quotes for similar loans based on loan type, term, rate, size and the borrower’s credit score.

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

(20) Derivative Financial Instruments

Bancorp typically manages its interest rate risk without the use of hedging instruments, and currently does not have derivative financial instruments employed for any reason except for the accommodation of customers.  Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the interest rate swap agreements for 2012 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

At December 31, 2012, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheets at fair value. Bancorp’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.

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

At December 31, 2012 and 2011, Bancorp had outstanding interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Notional amount	$4,459	$4,869	$4,459	$4,869
Weighted average maturity (years)	6.3	7.2	6.3	7.2
Fair value	$(415)	$(442)	$415	$442

(21) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2012.

As of December 2012 and 2011, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2012 and 2011 follows:

December 31, 2012	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$250,837	14.42%	$139,161	8.00%	NA	NA
Bank	220,133	12.70%	138,666	8.00%	$173,333	10.00%

Tier I risk-based capital (1)
Consolidated	$228,972	13.17%	$69,544	4.00%	NA	NA
Bank	198,339	11.44%	69,349	4.00%	$104,024	6.00%

Leverage (2)
Consolidated	$228,972	10.79%	$63,662	3.00%	NA	NA
Bank	198,339	9.37%	63,502	3.00%	$105,837	5.00%

December 31, 2011	Actual		Minimum for adequate		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$242,365	14.63%	$132,530	8.00%	NA	NA
Bank	210,614	12.77%	131,943	8.00%	$164,929	10.00%

Tier I risk-based capital (1)
Consolidated	$211,544	12.77%	$66,263	4.00%	NA	NA
Bank	179,890	10.91%	65,954	4.00%	$98,931	6.00%

Leverage (2)
Consolidated	$211,544	10.53%	$60,269	3.00%	NA	NA
Bank	179,890	8.99%	60,030	3.00%	$100,050	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA — Not applicable.  Well capitalized is not defined for holding companies in regulatory framework.

Included in the total risk-based capital at December 31, 2011 was $10 million of subordinated debentures, which qualified as Tier 2 capital.  Bancorp prepaid the debentures in the first quarter of 2012.

(22) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2012	2011

Assets
Cash on deposit with subsidiary bank	$25,904	$24,966
Investment in and receivable from subsidiaries	204,431	186,031
Securities available for sale (amortized cost of $1,000 in 2012 and 2011)	1,018	1,002
Other assets	4,707	6,731
Total assets	$236,060	$218,730
Liabilities and stockholders’ equity
Other liabilities	$85	$144
Subordinated debentures	30,900	30,900
Total stockholders’ equity	205,075	187,686
Total liabilities and stockholders’ equity	$236,060	$218,730

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2012	2011	2010

Income - dividends and interest from subsidiaries	$10,090	$90	$90
Income - interest income from securities	80	104	351
Gain on securities sold	—	—	159
Income (loss) - other	637	(402)	606
Expenses	5,130	4,654	4,531
Income (loss) before income taxes and equity in undistributed net income of subsidiary	5,677	(4,862)	(3,325)
Income tax benefit	(1,674)	(1,889)	(1,211)
Income (loss) before equity in undistributed net income of subsidiary	7,351	(2,973)	(2,114)
Equity in undistributed net income of subsidiary	18,450	26,577	25,067
Net income	$25,801	$23,604	$22,953

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2012	2011	2010
Operating activities
Net income	$25,801	$23,604	$22,953
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,450)	(26,577)	(25,067)
Decrease (increase) in receivable from subsidiaries	50	(101)	(62)
Stock compensation expense	1,481	1,165	952
Excess tax benefits from share- based compensation arrangements	(83)	(125)	(140)
Depreciation, amortization and accretion, net	—	9	90
Gain on sale of securities available for sale	—	—	(159)
Decrease (increase) in other assets	1,963	3,983	(1,861)
Increase (decrease) in other liabilities	28	(17)	317

Net cash provided by (used in) operating activities	10,790	1,941	(2,977)

Investing activities
Purchases of securities available for sale	—	—	(74,835)
Proceeds from sale of securities available for sale	—	—	27,064
Proceeds from maturities of securities available for sale	—	3,630	44,450

Net cash provided by (used in) investing activities	—	3,630	(3,321)

Financing activities
Proceeds from stock options	961	705	1,106
Excess tax benefit from share-based compensation arrangements	83	125	140
Common stock repurchases	(205)	(167)	(396)
Cash dividends paid	(10,691)	(9,930)	(11,765)

Net cash used in financing activities	(9,852)	(9,267)	(10,915)

Net increase (decrease) in cash	938	(3,696)	(17,213)
Cash at beginning of year	24,966	28,662	45,875

Cash at end of year	$25,904	$24,966	$28,662

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

Selected financial information by business segment follows:

		Investment
	Commercial	management
(In thousands)	banking	and trust	Total
Year ended December 31, 2012
Net interest income	$73,800	$150	$73,950
Provision for loan losses	11,500	—	11,500
Investment management and trust services	—	14,278	14,278
All other non-interest income	24,110	69	24,179
Non-interest expense	57,323	8,149	65,472
Income before income taxes	29,087	6,348	35,435
Tax expense	7,412	2,222	9,634
Net income	$21,675	$4,126	$25,801

Year ended December 31, 2011
Net interest income	$70,592	$140	$70,732
Provision for loan losses	12,600	—	12,600
Investment management and trust services	—	13,841	13,841
All other non-interest income	19,382	21	19,403
Non-interest expense	51,863	7,718	59,581
Income before income taxes	25,511	6,284	31,795
Tax expense	5,992	2,199	8,191
Net income	$19,519	$4,085	$23,604

Year ended December 31, 2010
Net interest income	$66,764	$115	$66,879
Provision for loan losses	11,469	—	11,469
Investment management and trust services	—	13,260	13,260
All other non-interest income	20,479	—	20,479
Non-interest expense	49,618	7,513	57,131
Income before income taxes	26,156	5,862	32,018
Tax expense	7,013	2,052	9,065
Net income	$19,143	$3,810	$22,953

(24) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2012, 2011 and 2010:

	2012
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,034	$21,692	$21,363	$21,812
Interest expense	3,724	2,897	3,068	3,262

Net interest income	18,310	18,795	18,295	18,550

Provision for loan losses	2,475	2,475	2,475	4,075
Net interest income after provision	15,835	16,320	15,820	14,475
Non-interest income	10,127	9,795	9,290	9,245
Non-interest expenses	17,183	17,045	16,508	14,736

Income before income taxes	8,779	9,070	8,602	8,984
Income tax expense	2,265	2,388	2,499	2,482

Net income	$6,514	$6,682	$6,103	$6,502

Basic earnings per share	$0.47	$0.48	$0.44	$0.47
Diluted earnings per share	0.47	0.48	0.44	0.47

	2011
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$21,569	$21,616	$21,566	$21,288
Interest expense	3,553	3,826	3,955	3,973

Net interest income	18,016	17,790	17,611	17,315

Provision for loan losses	3,100	4,100	2,600	2,800
Net interest income after provision	14,916	13,690	15,011	14,515
Non-interest income	9,229	7,858	8,152	8,005
Non-interest expenses	16,727	13,302	14,725	14,827

Income before income taxes	7,418	8,246	8,438	7,693
Income tax expense	1,076	2,472	2,441	2,202

Net income	$6,342	$5,774	$5,997	$5,491

Basic earnings per share	$0.46	$0.42	$0.43	$0.40
Diluted earnings per share	0.46	0.42	0.43	0.40

	2010
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$21,723	$22,018	$21,448	$20,957
Interest expense	4,399	4,804	4,901	5,163

Net interest income	17,324	17,214	16,547	15,794

Provision for loan losses	3,695	2,695	2,384	2,695
Net interest income after provision	13,629	14,519	14,163	13,099
Non-interest income	9,578	8,262	7,923	7,976
Non-interest expenses	15,083	13,909	14,381	13,758

Income before income taxes	8,124	8,872	7,705	7,317
Income tax expense	2,073	2,507	2,149	2,336

Net income	$6,051	$6,365	$5,556	$4,981

Basic earnings per share	$0.44	$0.46	$0.41	$0.37
Diluted earnings per share	0.44	0.46	0.40	0.36

Note:  The sum of earnings per share of each of the quarters in 2012, 2011 and 2010 may not add to the year to date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky
March 11, 2013

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2012.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2012.

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.             Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2012, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2012 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2012.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2012.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Louisville, Kentucky
March 11, 2013

Item 9B.             Other Information

None

Part III

Item 10.               Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 2. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2013 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

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

Stephen M. Priebe — President, Hall Contracting

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

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the discussion under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement.

Part IV

Item 15.               Exhibits and Financial Statement Schedules

(a) 1.                    The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Income - years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income - years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows - years ended December 31, 2012, 2011 and 2010

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

(a) 3.                    List of Exhibits

2.1

Agreement and Plan of Merger by and among THE BANCorp, Inc., S.Y. Bancorp, Inc. and Sanders Merger Sub, Inc. on December 19, 2012. Exhibit 2.1 to Form 8-K filed December 19, 2012, is incorporated by reference herein.

2.2

First Amendment to Agreement and Plan of Merger dated as of February 26, 2013 by and among S.Y. Bancorp, Inc., Sanders Merger Sub, LLC, and THE BANCorp, Inc. Exhibit 2.2 to form S-4 (File No. 333-186930) filed February 27, 2013, is incorporated by reference herein.

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

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.25*	Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y. Bancorp, Inc. December 31, 2012 Annual Report on Form 10-K, filed on March 11, 2013, formatted in eXtensible Business Reporting Language (XBRL):

(1)  Consolidated Balance Sheets

(2)  Consolidated Statements of Income

(3)  Consolidated Statements of Comprehensive Income

(4)  Consolidated Statements of Cash Flows

(5)  Consolidated Statements of Changes in Stockholders’ Equity

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

March 11, 2013	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 11, 2013
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 11, 2013
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 11, 2013
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ David H. Brooks	Director	March 11, 2013
David H. Brooks

/s/ Charles R. Edinger, III	Director	March 11, 2013
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 11, 2013
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 11, 2013
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 11, 2013
Bruce P. Madison

/s/ Richard Northern	Director	March 11, 2013
Richard Northern

/s/ Stephen M. Priebe	Director	March 11, 2013
Stephen M. Priebe

/s/ Nicholas X. Simon	Director	March 11, 2013
Nicholas X. Simon

/s/ Norman Tasman	Director	March 11, 2013
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 11, 2013
Kathy C. Thompson

Index to Exhibits

Exhibit Number

2.1

Agreement and Plan of Merger by and among THE BANCorp, Inc., S.Y. Bancorp, Inc. and Sanders Merger Sub, Inc. on December 19, 2012. Exhibit 2.1 to Form 8-K filed December 19, 2012, is incorporated by reference herein.

2.2

First Amendment to Agreement and Plan of Merger dated as of February 26, 2013 by and among S.Y. Bancorp, Inc., Sanders Merger Sub, LLC, and THE BANCorp, Inc. Exhibit 2.2 to form S-4 (File No. 333-186930) filed February 27, 2013, is incorporated by reference herein.

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

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.25*	Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y. Bancorp, Inc. December 31, 2012 Annual Report on Form 10-K, filed on March 11, 2013, formatted in eXtensible Business Reporting Language (XBRL):

(1)  Consolidated Balance Sheets

(2)  Consolidated Statements of Income

(3)  Consolidated Statements of Comprehensive Income

(4)  Consolidated Statements of Cash Flows

(5)  Consolidated Statements of Changes in Stockholders’ Equity

(6)  Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.