Form 10-Q
period 2013-03-31
S Y BANCORP INC
filed 2013-05-06
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 26, 2013, was 13,958,931.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Consolidated Balance Sheets March 31, 2013 (Unaudited) and December 31, 2012

–	Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited)

–	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (Unaudited)

–	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)

–	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013 (Unaudited)

–	Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$31,715	$42,610
Federal funds sold	27,745	25,093
Mortgage loans held for sale	4,576	14,047
Securities available for sale (amortized cost of $354,583 in 2013 and $377,383 in 2012)	362,904	386,440
Federal Home Loan Bank stock	5,180	5,180
Other securities	1,000	1,000
Loans	1,600,960	1,584,594
Less allowance for loan losses	32,022	31,881
Net loans	1,568,938	1,552,713
Premises and equipment, net	36,094	36,532
Bank owned life insurance	28,402	28,149
Accrued interest receivable	5,342	5,091
Other assets	49,170	51,407
Total assets	$2,121,066	$2,148,262

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$376,972	$396,159
Interest bearing	1,359,912	1,385,534
Total deposits	1,736,884	1,781,693
Securities sold under agreements to repurchase	50,879	59,045
Federal funds purchased	36,821	16,552
Accrued interest payable	140	166
Other liabilities	24,673	22,949
Federal Home Loan Bank advances	31,872	31,882
Subordinated debentures	30,900	30,900
Total liabilities	1,912,169	1,943,187

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 13,958,482 and 13,915,265 shares in 2013 and 2012, respectively	7,416	7,273
Additional paid-in capital	19,118	17,731
Retained earnings	177,420	174,650
Accumulated other comprehensive income	4,943	5,421
Total stockholders’ equity	208,897	205,075
Total liabilities and stockholders’ equity	$2,121,066	$2,148,262

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2013 and 2012 (Unaudited)

(In thousands, except per share data)

	2013	2012
Interest income:
Loans	$19,049	$19,880
Federal funds sold	80	72
Mortgage loans held for sale	64	63
Securities – taxable	1,370	1,477
Securities – tax-exempt	272	320
Total interest income	20,835	21,812
Interest expense:
Deposits	1,339	2,046
Fed funds purchased	8	8
Securities sold under agreements to repurchase	35	49
Federal Home Loan Bank advances	217	363
Subordinated debentures	773	796
Total interest expense	2,372	3,262
Net interest income	18,463	18,550
Provision for loan losses	2,325	4,075
Net interest income after provision for loan losses	16,138	14,475
Non-interest income:
Investment management and trust services	3,886	3,490
Service charges on deposit accounts	2,000	2,055
Bankcard transaction revenue	961	965
Gains on sales of mortgage loans held for sale	867	739
Brokerage commissions and fees	615	541
Bank owned life insurance income	252	257
Other	647	1,198
Total non-interest income	9,228	9,245
Non-interest expenses:
Salaries and employee benefits	9,657	9,052
Net occupancy expense	1,231	1,369
Data processing expense	1,356	1,313
Furniture and equipment expense	291	292
FDIC insurance expense	350	351
Other	2,694	2,359
Total non-interest expenses	15,579	14,736
Income before income taxes	9,787	8,984
Income tax expense	3,019	2,482
Net income	$6,768	$6,502
Net income per share:
Basic	$0.49	$0.47
Diluted	$0.49	$0.47
Average common shares:
Basic	13,814	13,844
Diluted	13,851	13,890

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2013 and 2012 (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2013	2012
Net income	$6,768	$6,502
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale:
Unrealized losses arising during the period (net of tax of ($257) and ($19), respectively)	(478)	(35)
Other comprehensive loss	(478)	(35)
Comprehensive income	6,290	6,467

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012  (Unaudited)

(In thousands)

	2013	2012
Operating activities:
Net income	$6,768	$6,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,325	4,075
Depreciation, amortization and accretion, net	1,232	1,185
Deferred income tax benefit	(1,152)	(714)
Gain on sales of mortgage loans held for sale	(867)	(739)
Origination of mortgage loans held for sale	(47,036)	(47,362)
Proceeds from sale of mortgage loans held for sale	57,374	45,547
Bank owned life insurance income	(252)	(257)
Increase in value of private investment fund	—	(627)
Loss (gain) on the sale of other real estate	35	(25)
Stock compensation expense	531	349
Excess tax benefits from share-based compensation arrangements	(18)	(15)
Decrease (increase) in accrued interest receivable and other assets	1,593	(335)
Increase in accrued interest payable and other liabilities	1,716	6,955
Net cash provided by operating activities	22,249	14,539
Investing activities:
Purchases of securities available for sale	(106,748)	(121,008)
Proceeds from maturities of securities available for sale	129,192	124,133
Net (increase) decrease in loans	(18,649)	9,029
Purchases of premises and equipment	(350)	(2,105)
Proceeds from sale of other real estate	1,778	707
Net cash provided by investing activities	5,223	10,756
Financing activities:
Net (decrease) increase in deposits	(44,809)	9,578
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	12,103	(23,160)
Repayments of Federal Home Loan Bank advances	(10)	(3)
Repayments of subordinated debentures	—	(10,000)
Issuance of common stock for options and dividend reinvestment plan	61	130
Excess tax benefits from share-based compensation arrangements	18	15
Common stock repurchases	(286)	(189)
Cash dividends paid	(2,792)	(2,635)
Net cash used in financing activities	(35,715)	(26,264)
Net decrease in cash and cash equivalents	(8,243)	(969)
Cash and cash equivalents at beginning of period	67,703	54,920
Cash and cash equivalents at end of period	$59,460	$53,951
Supplemental cash flow information:
Income tax payments	400	—
Cash paid for interest	2,398	3,260
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$99	$1,462

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2013 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

Net income	—	—	—	6,768	—	6,768

Other comprehensive loss, net of tax	—	—	—	—	(478)	(478)

Stock compensation expense	—	—	531	—	—	531

Stock issued for stock options exercised and dividend reinvestment plan	3	10	69	—	—	79

Stock issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—

Cash dividends, $0.20 per share	—	—	—	(2,792)	—	(2,792)

Shares repurchased or cancelled	(15)	(51)	(296)	61	—	(286)

Balance March 31, 2013	13,958	$7,416	$19,118	$177,420	$4,943	$208,897

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

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the entire year.

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

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

March 31, 2013	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$40,000	$—	$—	$40,000
Government sponsored enterprise obligations	122,445	2,680	71	125,054
Mortgage-backed securities	133,772	3,512	567	136,717
Obligations of states and political subdivisions	57,366	2,748	15	60,099
Trust preferred securities of financial institutions	1,000	34	—	1,034

Total securities available for sale	$354,583	$8,974	$653	$362,904

December 31, 2012	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$98,000	$—	$—	$98,000
Government sponsored enterprise obligations	83,015	2,789	56	85,748
Mortgage-backed securities	137,407	3,594	120	140,881
Obligations of states and political subdivisions	57,961	2,844	12	60,793
Trust preferred securities of financial institutions	1,000	18	—	1,018

Total securities available for sale	$377,383	$9,245	$188	$386,440

No securities were sold in 2013 or 2012.  There are no securities held to maturity as of March 31, 2013 or December 31, 2012.

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

Bancorp reviewed the investment in FHLB stock as of March 31, 2013, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp is of the opinion that its investment in FHLB stock is not impaired.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2013 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	$97,066	$97,129
Due after 1 but within 5 years	74,088	77,078
Due after 5 but within 10 years	30,895	32,992
Due after 10 years	18,762	18,988
Mortgage-backed securities	133,772	136,717

Total securities available for sale	$354,583	$362,904

Securities with unrealized losses at March 31, 2013 and December 31, 2012, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2013
Government sponsored enterprise obligations	$60,030	$71	$—	$—	$60,030	$71
Mortgage-backed securities	25,613	567	—	—	25,613	567
Obligations of states and political subdivisions	2,022	15	—	—	2,022	15

Total temporarily impaired securities	$87,665	$653	$—	$—	$87,665	$653

December 31, 2012
Government sponsored enterprise obligations	$29,996	$56	$—	$—	$29,996	$56
Mortgage-backed securities	16,609	120	—	—	16,609	120
Obligations of states and political subdivisions	2,292	12	—	—	2,292	12

Total temporarily impaired securities	$48,897	$188	$—	$—	$48,897	$188

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.   These investments consist of 13 and 14 separate investment positions as of March 31, 2013 and December 31, 2012, respectively, which are not considered other-than-temporarily impaired.   Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

(3)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	March 31, 2013	December 31, 2012
Commercial and industrial	$455,258	$426,930
Construction and development	125,624	131,253
Real estate mortgage	985,135	989,631
Consumer	34,943	36,780

Total loans	$1,600,960	$1,584,594

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012.

	Type of loan
March 31, 2013	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$455,258	$125,624	$985,135	$34,943	$1,600,960

Balance: loans individually evaluated for impairment	$8,653	$12,795	$10,110	$1	$31,559

Balance: loans collectively evaluated for impairment	$446,605	$112,829	$975,025	$34,942	$1,569,401

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881
Provision	198	1,961	(201)	(18)	385	2,325
Charge-offs	(62)	(2,000)	(341)	(172)	—	(2,575)
Recoveries	33	164	20	174	—	391
Ending balance March 31, 2013	$6,118	$4,661	$13,766	$346	$7,131	$32,022

Balance: allowance for loans individually evaluated for impairment	$283	$2,898	$1,260	$—		$4,441

Balance: allowance for loans collectively evaluated for impairment	$5,835	$1,763	$12,506	$346	$7,131	$27,581

	Type of loan
December 31, 2012	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$426,930	$131,253	$989,631	$36,780	$1,584,594

Balance: loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Balance: loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
Ending balance December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Balance: allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—		$3,617

Balance: allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

Bancorp did not have any loans acquired with deteriorated credit quality at March 31, 2013 or December 31, 2012.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•                  Real estate mortgage

•                  Consumer

The following table presents loans individually evaluated for impairment as of March 31, 2013 and December 31, 2012.

		Unpaid		Average
March 31, 2013	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,770	$10,797		$6,753
Construction and development	285	1,957		319
Real estate mortgage	4,445	5,360		5,721
Consumer	1	17		3
Subtotal	11,501	18,131		12,796

Loans with an allowance recorded
Commercial and industrial	$1,883	$1,883	$283	$1,908
Construction and development	12,510	15,135	2,898	11,510
Real estate mortgage	5,665	5,912	1,260	4,232
Subtotal	20,058	22,930	4,441	17,650

Total
Commercial and industrial	$8,653	$12,680	$283	$8,661
Construction and development	12,795	17,092	2,898	11,829
Real estate mortgage	10,110	11,272	1,260	9,953
Consumer	1	17	—	3
Total	$31,559	$41,061	$4,441	$30,446

		Unpaid		Average
December 31, 2012	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,735	$7,591		$6,226
Construction and development	352	2,187		2,097
Real estate mortgage	6,996	7,752		5,397
Consumer	4	25		21
Subtotal	14,087	17,555		13,741

Loans with an allowance recorded
Commercial and industrial	1,932	5,103	156	3,294
Construction and development	10,511	11,135	2,898	5,929
Real estate mortgage	2,799	2,948	563	6,145
Subtotal	15,242	19,186	3,617	15,368

Total
Commercial and industrial	$8,667	$12,694	$156	$9,520
Construction and development	10,863	13,322	2,898	8,026
Real estate mortgage	9,795	10,700	563	11,542
Consumer	4	25	—	21
Total	$29,329	$36,741	$3,617	$29,109

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of the loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $1,952,000 at March 31, 2013, and $719,000 at December 31, 2012.

The following table presents the recorded investment in non-accrual loans as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$1,500	$1,554
Construction and development	12,795	10,863
Real estate mortgage	6,265	5,939
Consumer	1	4
Total	$20,561	$18,360

For both March 31, 2013 and December 31, 2012, Bancorp had $11.0 million of loans classified as TDR.  Bancorp did not modify and classify any loans as TDR during the three months ended March 31, 2013.  The following table presents the recorded investment in loans modified and classified as TDR during the three months ended March 31, 2012.

		Pre-modification	Post-modification
March 31, 2012	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	3	$5,752	$5,752
Real estate mortgage	2	505	505
Total	5	$6,257	$6,257

Bancorp did not have any loans that were restructured and experience a payment default within the previous 12 months as of March 31, 2013. The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of March 31, 2012.

March 31, 2012	Number of
(dollars in thousands)	Contracts	Recorded Investment

Commercial & industrial	3	$1,583
Real estate mortgage	2	2,099
Total	5	$3,682

At March 31, 2012, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings, modifications of amortization periods due to customer financial difficulties, and limited forgiveness of principal.  Some loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at March 31, 2013, had a total allowance allocation of $1,133,000, compared to $295,000 at December 31, 2012.

At March 31, 2013 and December 31, 2012, Bancorp had outstanding commitments to lend additional funds totaling $146,000 and $187,000, respectively, to borrowers who have had loans modified as TDR.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
March 31, 2013	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$253	$331	$2,156	$2,740	$452,518	$455,258	$656
Construction and development	510	103	12,795	13,408	112,216	125,624	—
Real estate mortgage	3,670	1,291	7,561	12,522	972,613	985,135	1,296
Consumer	26	7	1	34	34,909	34,943	—
Total	$4,459	$1,732	$22,513	$28,704	$1,572,256	$1,600,960	$1,952

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
December 31, 2012	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$212	$42	$1,554	$1,808	$425,122	$426,930	$—
Construction and development	—	4,284	10,862	15,146	116,107	131,253	—
Real estate mortgage	3,771	1,952	6,424	12,147	977,484	989,631	485
Consumer	79	—	238	317	36,463	36,780	234
Total	$4,062	$6,278	$19,078	$29,418	$1,555,176	$1,584,594	$719

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

As of March 31, 2013 and December 31, 2012, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade (in thousands)	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
March 31, 2013
Grade
Pass	$434,275	$100,714	$921,847	$34,942	$1,491,778
Special mention	9,988	7,012	29,323	—	46,323
Substandard	8,839	5,103	26,404	—	40,346
Substandard non-performing	2,156	12,795	7,561	1	22,513
Doubtful	—	—	—	—	—
Total	$455,258	$125,624	$985,135	$34,943	$1,600,960

December 31, 2012
Grade
Pass	$404,045	$113,559	$925,674	$36,542	$1,479,820
Special mention	11,097	6,831	26,770	—	44,698
Substandard	4,482	—	26,901	—	31,383
Substandard non-performing	7,306	10,863	10,286	238	28,693
Doubtful	—	—	—	—	—
Total	$426,930	$131,253	$989,631	$36,780	$1,584,594

(4)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $31.9 million at March 31, 2013, via five separate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the third advance of $417,000, principal and interest payments are due monthly based on a 15 year amortization schedule.  For the final two advances totaling $1,455,000, principal and interest payments are due monthly based on a 30 year amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	March 31, 2013		December 31, 2012
(In thousands)	Advance	Rate	Advance	Rate
2013	$10,000	1.90%	$10,000	1.90%
2014	—	—	—	—
2015	20,000	3.34%	20,000	3.34%
2024	417	2.40%	420	2.40%
2028	1,455	1.46%	1,462	1.46%

	$31,872	2.79%	$31,882	2.79%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At March 31, 2013, the amount of available credit from the FHLB totaled $145.5 million.

(5)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no charges for impairment.  Bancorp currently has goodwill in the amount of $682,000 from the 1996 acquisition of an Indiana bank.  This goodwill is assigned to the commercial banking segment of Bancorp.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at March 31, 2013 and December 31, 2012 were $2,673,000 and $2,702,000, respectively.  The total outstanding principal balances of loans serviced for others were $400,877,000 and $374,079,000 at March 31, 2013, and December 31, 2012 respectively.

Changes in the net carrying amount of MSRs for the three months ended March 31, 2013 and 2012 are shown in the following table.

(in thousands)	2013	2012
Balance at beginning of period	$2,088	$1,630
Originations	284	202
Amortization	(234)	(168)
Balance at March 31	$2,138	$1,664

(6)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36,000 and $35,000, for the three months ended March 31, 2013 and 2012, respectively.

(7)                     Commitments and Contingent Liabilities

As of March 31, 2013, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $408.2 million including standby letters of credit of $14.5 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31 2013. Commitments to extend credit were $401.1 million, including letters of credit of $14.8 million, as of December 31, 2012.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Also, as of March 31, 2013, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of March 31, 2013, there were 451,516 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

Grants of restricted stock units (RSUs) to executive officers vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period.  Grantees are not entitled to dividend payments during the performance period. The fair value of these RSUs is estimated based upon the fair value of the underlying shares on the date of the grant, adjusted for non-payment of dividends.

As required, Bancorp reduces future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.  Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended
	March 31,
(in thousands)	2013	2012

Stock-based compensation expense before income taxes	$531	$349
Less: deferred tax benefit	(186)	(122)
Reduction of net income	$345	$227

Bancorp expects to record an additional $1,386,000 of stock-based compensation expense in 2013 for equity grants outstanding as of March 31, 2013.  As of March 31, 2013, Bancorp has $4,484,000 of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $61,000 and $130,000 from the exercise of options during the first three months of 2013 and 2012, respectively.

The fair value of Bancorp’s stock options and SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in option and SAR valuations at the grant date in each year:

	2013	2012

Dividend yield	2.80%	2.52%
Expected volatility	22.54	22.04
Risk free interest rate	1.26	1.44
Forfeitures	6.40	4.20
Expected life of options and SARs (in years)	6.6	7.6

The expected life of options and SARs is based on actual experience of past like-term options.  Bancorp evaluated historical exercise and post-vesting termination behavior when determining the expected life for options granted during 2013 and 2012.

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

A summary of stock option and SARs activity and related information for the three months ended March 31, 2013 follows:

						Weighted
			Weighted	Aggregate	Weighted	Average
	Options		Average	Intrinsic	Average	Remaining
	and SARs	Exercise	Exercise	Value	Fair	Contractual
	(in thousands)	Price	Price	(in thousands)	Value	Life

At December 31, 2012
Vested and exercisable	681	$20.17-26.83	$23.42	$271	$5.33	3.5
Unvested	246	21.03-26.83	22.62	77	4.67	7.9
Total outstanding	927	20.17-26.83	23.21	348	5.15	4.7

Granted	54	22.89	22.89	—	3.61
Exercised	(3)	20.17	20.17	30	4.39
Forfeited	—	—	—	—	—

At March 31, 2013
Vested and exercisable	757	20.17-26.83	23.34	309	5.29	5.7
Unvested	221	21.03-26.83	22.70	54	4.36	8.5
Total outstanding	978	20.17-26.83	23.20	$363	5.08	6.3

Vested during year	79	21.03-24.87	22.56	$30	4.81

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.  In the first quarter of 2013, Bancorp granted 53,598 SARs at the current market price of $22.89 and a Black-Scholes fair value of $3.61. In the first quarter of 2013, Bancorp granted 55,275 shares of restricted common stock at the weighted average current market price of $22.93.  In 2013 and 2012, Bancorp awarded performance-based RSUs with fair values of $20.38 and $20.57, respectively to executive officers of the Bank, the three-year performance period for which began January 1 of the award year. Bancorp believes the most likely vesting of all RSUs will be 62,389 shares of common stock. No stock options have been granted since 2007.

(10)              Net Income Per Share

The following table reflects, for the three months ended March 31, 2013 and 2012, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
	March 31
(In thousands, except per share data)	2013	2012
Net income	$6,768	$6,502
Average shares outstanding	13,814	13,844
Dilutive securities	37	46

Average shares outstanding including dilutive securities	13,851	13,890

Net income per share, basic	$0.49	$0.47
Net income per share, diluted	$0.49	$0.47

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

Selected financial information by business segment for the three month periods ended March 31, 2013 and 2012 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended March 31, 2013
Net interest income	$18,428	$35	$18,463
Provision for loan losses	2,325	—	2,325
Investment management and trust services	—	3,886	3,886
All other non-interest income	5,325	17	5,342
Non-interest expense	13,590	1,989	15,579
Income before income taxes	7,838	1,949	9,787
Tax expense	2,331	688	3,019
Net income	$5,507	$1,261	$6,768

Three months ended March 31, 2012
Net interest income	$18,510	$40	$18,550
Provision for loan losses	4,075	—	4,075
Investment management and trust services	—	3,490	3,490
All other non-interest income	5,730	25	5,755
Non-interest expense	12,754	1,982	14,736
Income before income taxes	7,411	1,573	8,984
Tax expense	1,931	551	2,482
Net income	$5,480	$1,022	$6,502

(12)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2013 and December 31, 2012, the gross amount of unrecognized tax benefits was $73,000 and $70,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of March 31, 2013 and December 31, 2012, the amount accrued for the potential payment of interest and penalties was $5,000 and $4,000, respectively.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2013.

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at March 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$40,000	$—	$40,000	$—
Government sponsored enterprise obligations	125,054	—	$125,054	—
Mortgage-backed securities	136,717	—	136,717	—
Obligations of states and political subdivisions	60,099	—	60,099	—
Trust preferred securities of financial institutions	1,034	1,034	—	—

Total investment securities available for sale	362,904	1,034	361,870	—

Interest rate swaps	383	—	383	—

Total assets	$363,287	$1,034	$362,253	$—

Liabilities

Interest rate swaps	$383	$—	$383	$—

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	$—	$98,000	$—
Government sponsored enterprise obligations	85,748	—	$85,748	—
Mortgage-backed securities	140,881	—	140,881	—
Obligations of states and political subdivisions	60,793	—	60,793	—
Trust preferred securities of financial institutions	1,018	1,018	—	—

Total investment securities available for sale	386,440	1,018	385,422	—

Interest rate swaps	415	—	415	—

Total assets	$386,855	$1,018	$385,837	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At March 31, 2013 and December 31, 2012 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for March 31, 2013 or December 31, 2012.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2013 and December 31, 2012, the carrying value of other real estate owned was $5,720,000 and $7,364,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at March 31, 2013 and December 31, 2012.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of March 31, 2013, total impaired loans with a valuation allowance were $20.0 million, and the specific allowance totaled $4.4 million, resulting in a fair value of $15.6 million, compared to total impaired loans with a valuation allowance of $15.2 million, and the specific allowance allocation totaling $3.6 million, resulting in a fair value of $11.6 million at December 31, 2012.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 3 month
	Fair value at March 31, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2013
Impaired loans	$15,617	$—	$—	$15,617	$(928)

					Losses for 3 month
	Fair value at December 31, 2012				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2012
Impaired loans	$11,625	$—	$—	$11,625	$(1,867)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2013, there were no transfers between Levels 1, 2, or 3.

(14)              Fair Value of Financial Instruments

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments at March 31, 2013 and December 31, 2012.

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013

Financial assets
Cash and short-term investments	$59,460	$59,460	$59,460	$—	$—
Mortgage loans held for sale	4,576	4,592	—	4,592	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,568,938	1,593,086	—	—	1,593,086
Accrued interest receivable	5,342	5,342	5,342	—	—

Financial liabilities
Deposits	$1,736,884	$1,740,900	$—	$1,740,900	$—
Short-term borrowings	87,700	87,700	—	87,700	—
Long-term borrowings	62,772	61,140	—	61,140	—
Accrued interest payable	140	140	140	—	—

Off balance sheet financial instruments
Commitments to extend credit	$393,732	$—	$—	$—	$—
Standby letters of credit	14,477	(217)	—	—	(217)

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012

Financial assets
Cash and short-term investments	$67,703	$67,703	$67,703	$—	$—
Mortgage loans held for sale	14,047	14,431	—	14,431	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,552,713	1,583,018	—	—	1,583,018
Accrued interest receivable	5,091	5,091	5,091	—	—

Financial liabilities
Deposits	$1,781,693	$1,786,046	$—	$1,786,046	$—
Short-term borrowings	75,597	75,597	—	75,597	—
Long-term borrowings	62,782	62,826	—	62,826	—
Accrued interest payable	166	166	166	—	—

Off balance sheet financial instruments
Commitments to extend credit	$386,372	$—	$—	$—	$—
Standby letters of credit	14,757	(221)	—	—	(221)

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

(15)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2013.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2013 and December 31, 2012.

March 31, 2013	Actual		Minimum for Adequately Capitalized		Minimum for Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$254,846	14.86%	$137,198	8.00%	NA	NA
Bank	222,460	13.02%	136,688	8.00%	$170,860	10.00%

Tier I risk-based capital (1)
Consolidated	$233,272	13.60%	$68,609	4.00%	NA	NA
Bank	200,964	11.76%	68,355	4.00%	$102,533	6.00%

Leverage (2)
Consolidated	$233,272	11.11%	$62,990	3.00%	NA	NA
Bank	200,964	9.60%	62,801	3.00%	$104,669	5.00%

December 31, 2012	Actual		Minimum for Adequately Capitalized		Minimum for Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$250,837	14.42%	$139,161	8.00%	NA	NA
Bank	220,133	12.70%	138,666	8.00%	$173,333	10.00%

Tier I risk-based capital (1)
Consolidated	$228,972	13.17%	$69,544	4.00%	NA	NA
Bank	198,339	11.44%	69,349	4.00%	$104,024	6.00%

Leverage (2)
Consolidated	$228,972	10.79%	$63,662	3.00%	NA	NA
Bank	198,339	9.37%	63,502	3.00%	$105,837	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

(16)              Subsequent Event

In December 2012, Bancorp announced it had entered into an agreement to merge with THE BANCorp, Inc., parent company of THE BANK — Oldham County, Inc.  The merger closed on April 30, 2013.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust and THE BANCorp, Inc. no longer exists.  Shares of THE BANCorp, Inc. common stock convert to approximately $8.2 million in cash and 535,000 shares of S.Y. Bancorp common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2013 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2013 compared to the year ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2013 through March 31

Bancorp completed the first quarter of 2013 with record net income of $6.77 million or 4% more than the comparable period of 2012. The increase is primarily due to a lower provision for loan losses, partially offset by higher non-interest expenses, slightly lower net interest income, and higher income tax expense.  Diluted earnings per share for the first quarter of 2013, also a record, were $0.49, compared to the first quarter of 2012 at $0.47.

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

Net interest income decreased $87,000, or 0.5%, for the first three months of 2013, compared to the same period in 2012.  The net interest margin declined to 3.83% for the first quarter of 2013, compared to 4.07% for the same period in 2012. The negative effect of declining interest rates earned offset the positive effect of increased volumes on earning assets.  To a lesser extent, interest expense declined due to lower funding costs on deposits arising from lower interest rates, a more favorable deposit mix, and fewer outstanding FHLB borrowings.

Also favorably impacting 2013 results, Bancorp’s provision for loan losses was $2.3 million in the first quarter compared to $4.1 million in the first quarter of 2012, in response to Bancorp’s assessment of inherent risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision results from a methodology that reflects the impact on risk ratings from ongoing economic stress on borrowers witnessed from 2008 through 2013.  Bancorp’s allowance for loan losses was 2.00% of total loans at March 31, 2013, compared to 2.01% of total loans at December 31, 2012, and 2.04% at March 31, 2012.

Total non-interest income in the first quarter of 2013 decreased $17,000 compared to the same period in 2012, and remained consistent at 33% of total revenues. Record income from investment management and trust services, which constitutes an average of 40% of non-interest income, increased 11% to $3.9 million for the first quarter of 2013 due to higher asset values and an expanding client base.  The magnitude of investment management and trust revenue distinguishes Bancorp from other similarly sized community banks. Trust assets under management rose to $2.01 billion at March 31, 2013, compared to $1.84 billion at March 31, 2012.   While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Nonrecurring fees such as estate, financial planning, insurance, and some retirement fees are not affected by the fluctuations in the market. Gains on sales of mortgage loans increased $128,000, or 17%, in the first three months of 2013 compared to the same period in 2012, as customers continued to take advantage of historically low rates to refinance as well as purchase homes.  In addition, Bancorp experienced a $74,000 increase in brokerage income. The first quarter 2012 results included $627,000 of income from Bancorp’s investment in a domestic private investment fund, which it liquidated in 2012.

Total non-interest expense in the first quarter of 2013 increased $843,000, or 6%, compared to the same period in 2012 due to increases in personnel costs, reflecting higher staffing levels and normal salary increases, and higher other non-interest expense.  These increases were partially offset by a decrease in net occupancy expense, due to a one-time rent refund, which lowered rent expense in 2013.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.82% as of March 31, 2013, compared to 9.52% at December 31, 2012.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,768,000 for the three months ended March 31, 2013 increased $266,000, or 4.1%, from $6,502,000 for the comparable 2012 period.  Basic net income per share was $0.49 for the first quarter of 2013, an increase of 4.3% from the $0.47 for the first quarter of 2012.  Net income per share on a diluted basis was $0.49 for the first quarter of 2013, compared to $0.47 for the first quarter of 2012; a 4.3% increase.  Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.30% and 13.18%, respectively, for the first quarter of 2013, compared to 1.29% and 13.70%, respectively, for the same period in 2012.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2013 and 2012 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate
Earning assets:
Federal funds sold	$110,472	$80	0.29%	$93,724	$72	0.31%
Mortgage loans held for sale	7,851	64	3.31%	5,776	63	4.39%
Securities:
Taxable	229,938	1,311	2.31%	199,505	1,417	2.86%
Tax-exempt	47,293	389	3.34%	52,210	458	3.53%
FHLB stock and other securities	6,180	59	3.87%	5,949	60	4.06%
Loans, net of unearned income	1,577,394	19,180	4.93%	1,513,154	20,113	5.35%
Total earning assets	1,979,128	21,083	4.32%	1,870,318	22,183	4.77%
Less allowance for loan losses	32,850			30,566
	1,946,278			1,839,752
Non-earning assets:
Cash and due from banks	31,686			30,065
Premises and equipment	36,434			37,467
Accrued interest receivable and other assets	91,598			114,756
Total assets	2,105,996			$2,022,040

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$337,844	$85	0.10%	$301,503	$149	0.20%
Savings deposits	86,295	9	0.04%	73,227	16	0.09%
Money market deposits	561,506	299	0.22%	520,335	465	0.36%
Time deposits	375,704	946	1.02%	398,620	1,416	1.43%
Securities sold under agreements to repurchase	57,335	35	0.25%	62,729	49	0.31%
Fed funds purchased and other short term borrowings	19,643	8	0.17%	19,032	8	0.17%
FHLB advances	31,876	217	2.76%	60,429	363	2.42%
Long-term debt	30,900	773	10.15%	33,208	796	9.64%

Total interest bearing liabilities	1,501,103	2,372	0.64%	1,469,083	3,262	0.89%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	371,598			316,125
Accrued interest payable and other liabilities	25,094			45,944
Total liabilities	1,897,795			1,831,152
Stockholders’ equity	208,201			190,888
Total liabilities and stockholders’ equity	$2,105,996			$2,022,040
Net interest income		$18,711			$18,921
Net interest spread			3.68%			3.88%
Net interest margin			3.83%			4.07%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $248,000 and $371,000, respectively, for the three month periods ended March 31, 2013 and 2012.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $18.7 million for the three months ended March 31, 2013 decreased $210,000, or 1.1%, from $18.9 million when compared to the same period last year. Net interest spread and net interest margin were 3.68% and 3.83%, respectively, for the first quarter of 2013 and 3.88% and 4.07%, respectively, for the first quarter of 2012.

The net interest margin for the first quarter of 2013 included the impact of penalties paid by customers due to the early repayment of loans; these prepayment penalties added an estimated six basis points to the first quarter 2013 margin, compared to seven basis points in the first quarter of 2012.  Excluding this impact, the net interest margin reflected an ongoing low interest rate environment, a competitive loan market, and Bancorp’s excess liquidity, all of which are likely to continue in the foreseeable future.  Increasing competitive loan pricing could negatively impact net interest margin in future quarters.

Approximately $600 million, or 38%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $369 million, or 61% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $87 million or 15% of variable rate loans have contractual floors below 4%.  The remaining $144 million or 24% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon acquisition of new customers.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets for the first three months of 2013 increased $108.8 million, or 5.8% to $1.98 billion, compared to $1.87 billion for the same period of 2012, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities for the first three months of 2013 increased $32.0 million, or 2.2% to $1.50 billion compared to $1.47 billion for the same period of 2012, primarily due to increases in money market and interest bearing demand deposits.

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

The March 31, 2013 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.62)%
Increase 100bp	(2.64)
Decrease 100bp	(2.57)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 23% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.

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

Provision for Loan Losses

The provision for loan losses was $2.3 million for the first three months of 2013 compared to $4.1 million for the same period in 2012.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Although Bancorp continues to see improving economic conditions in its markets, business indicators have not been uniformly positive or of a significance to signal that the economy has strengthened on a sustainable and consistent basis.  Accordingly, Bancorp intends to remain cautious in assessing the potential risk in its loan portfolio and expects to maintain the allowance for loan losses at recently high levels, at least for the near term, until credit metrics improve further.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2013.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2013 and 2012 follows:

	Three months ended March 31
(Dollars in thousands)	2013	2012

Balance at the beginning of the period	$31,881	$29,745
Provision for loan losses	2,325	4,075
Loan charge-offs, net of recoveries	(2,184)	(2,614)
Balance at the end of the period	$32,022	$31,206
Average loans, net of unearned income	$1,585,326	$1,543,778
Provision for loan losses to average loans (1)	0.15%	0.26%
Net loan charge-offs to average loans (1)	0.14%	0.17%
Allowance for loan losses to average loans	2.02%	2.02%
Allowance for loan losses to period-end loans	2.00%	2.04%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon firm collateral analysis.

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2013 and 2012 follows:

	Three months
(in thousands)	ended March 31
Net loan charge-offs (recoveries)	2013	2012
Commercial and industrial	$29	$2,273
Construction and development	1,836	23
Real estate mortgage - commercial investment	(13)	188
Real estate mortgage - owner occupied commercial	38	27
Real estate mortgage - 1-4 family residential	251	87
Home equity	45	180
Consumer	(2)	(164)
Total net loan charge-offs	$2,184	$2,614

The increase in net charge-offs in the construction and development category for the three months ended March 31, 2013 was largely due to one relationship which migrated from substandard to non-performing status in the first quarter.  At the time of the migration, Bancorp recorded partial charge-offs on the outstanding loans.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2013 and 2012.

	Three months
	ended March 31
(in thousands)	2013	2012

Non-interest income:
Investment management and trust services	$3,886	$3,490
Service charges on deposit accounts	2,000	2,055
Bankcard transaction revenue	961	965
Gains on sales of mortgage loans held for sale	867	739
Brokerage commissions and fees	615	541
Bank owned life insurance income	252	257
Other	647	1,198
Total non-interest income	$9,228	$9,245
Non-interest expenses:
Salaries and employee benefits	9,657	$9,052
Net occupancy expense	1,231	1,369
Data processing expense	1,356	1,313
Furniture and equipment expense	291	292
FDIC insurance expense	350	351
Other	2,694	2,359
Total non-interest expenses	$15,579	$14,736

Total non-interest income was essentially flat for the first quarter of 2013 compared to the same period in 2012.

Investment management and trust services income increased $396,000, or 11.3%, in the first quarter of 2013, as compared to the same period in 2012, primarily due to an increased market value of assets under management.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Along with the effects of improving broader investment market conditions, this area of the Bank continued to grow through attraction of new business and retention of existing business, despite normal attrition. Trust assets under management at March 31, 2013 were $2.01 billion, compared to $1.84 billion at March 31, 2012.

Service charges on deposit accounts decreased $55,000, or 2.7%, in the first quarter of 2013, as compared to the same period in 2012.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  This source of income has experienced a downward trend over the past two years due to customer awareness and increased regulatory restrictions.  Management expects this trend to continue.

Bankcard transaction revenue was essentially unchanged for the first quarter of 2013, as compared to the same period in 2012 and primarily represents income the Bank derives from customers’ use of debit cards.  Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will affect Bancorp as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.

Gains on sales of mortgage loans increased $128,000, or 17.3%, in the first quarter of 2013, as compared to the same period in 2012.  The Bank’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Customers continue to take advantage of historically low rates to refinance as well as purchase homes.  The effect of decreasing volume of loans sold in the first quarter of 2013 was more than offset by higher gains per loan.

Brokerage commissions and fees increased $74,000, or 13.7%, in the first quarter of 2013, as compared to the same period in 2012, corresponding to higher overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank owned life insurance (BOLI) income totaled $252,000 for the first three months of 2013, compared to $257,000 for the same period in 2012.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

Other non-interest income decreased $551,000, or 46.1%, in the first quarter of 2013 as compared to the same period in 2012, primarily due to a $627,000 increase in the value of the domestic private investment fund in the first quarter of 2012.  Management liquidated its investment in this fund effective March 31, 2012. This increase was partially offset by a variety of other factors, none of which are individually significant.

Total non-interest expenses increased $843,000, or 5.7%, for the first quarter of 2013 as compared to the same period in 2012.

Salaries and benefits are the largest component of non-interest expenses and increased $605,000, or 6.7%, for the first quarter of 2013, as compared to the same period of 2012, largely due to increased staffing levels, normal increases in salaries, higher health insurance costs and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in wealth management, lending and loan administration functions.  At March 31, 2013, the Bank had 488 full time equivalent employees compared to 480 at March 31, 2012.

Net occupancy expense decreased $138,000, or 10.1%, in the first quarter of 2013, as compared to the same period of 2012 primarily due to a $150,000 one-time rent refund on certain leased facilities which lowered rent expense in 2013.

Data processing expense was $1,356,000 for the first quarter of 2013, compared to $1,313,000 for the same period in 2012, an increase of 3.3% largely due to increased computer equipment maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense was $291,000 in the first quarter of 2013, compared to $292,000 for the same period in 2012.

FDIC insurance expense was $350,000 in the first quarter of 2013, compared to $351,000 for the same period in 2012.  The assessment is calculated and adjusted quarterly by the FDIC.

Other non-interest expenses increased $335,000 or 14.2% in the first quarter of 2013, as compared to the same period in 2012, due largely to an increase of $103,000 in bank franchise taxes, and an increase of $65,000 in MSR amortization.  This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Bancorp’s first quarter efficiency ratio was 55.76% compared with 52.32% in the first quarter last year.  The first quarter 2012 efficiency ratio reflected the effect of the aforementioned income from the domestic private investment fund which was not repeated in 2013.

Income Taxes

In the first quarter of 2013, Bancorp recorded income tax expense of $3,019,000, compared to $2,482,000 for the same period in 2012.  The effective rate for the three month period was 30.8% in 2013 and 27.6% in 2012. The increase in the effective tax rate was primarily due to a reduction in tax exempt interest as a percentage of pre-tax net income and a 2013 adjustment related to tax credits.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 7.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets decreased $27.2 million, or 1.3%, from $2.148 billion on December 31, 2012 to $2.121 billion on March 31, 2013.  The most significant contributor to the decrease was securities available for sale, which decreased $23.5 million in the first quarter as the result of maturing securities.  These were matched with short-term seasonal deposits which also decreased in the first quarter of 2013.  Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. Loans increased $16.4 million, while mortgage loans held for sale decreased $9.5 million.

Total liabilities decreased $31.0 million, or 1.6%, from December 31, 2012 to $1.912 billion on March 31, 2013.  The most significant component of the decrease was deposits, which decreased $44.8 million, or 2.5%.  The decrease was largely due to expected withdrawals and maturities of short-term seasonal deposits in the first quarter. Federal funds purchased increased $20.3 million on March 31, 2013 to cover short-term funding needs.  Securities sold under agreement to repurchase decreased $8.2 million or 13.8%, and other liabilities increased $1.7 million or 7.5%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2013	December 31, 2012
Commercial and industrial	$455,258	$426,930
Construction and development	125,624	131,253
Real estate mortgage:
Commercial investment	412,954	414,084
Owner occupied commercial	306,924	304,114
1-4 family residential	165,179	166,280
Home equity - first lien	37,182	39,363
Home equity - junior lien	62,896	65,790
Subtotal: Real estate mortgage	985,135	989,631
Consumer	34,943	36,780

Total Loans	$1,600,960	$1,584,594

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2013 and December 31, 2012, the total loans of this nature were $11.3 million and $7.7 million respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Non-accrual loans	$20,561	$18,360
Troubled debt restructuring	10,999	10,969
Loans past due 90 days or more and still accruing	1,952	719

Non-performing loans	33,512	30,048

Foreclosed real estate	5,720	7,364

Non-performing assets	$39,232	$37,412

Non-performing loans as a percentage of total loans	2.09%	1.90%
Non-performing assets as a percentage of total assets	1.85%	1.74%

The increase in non-performing loans reflected primarily a single construction and development credit which migrated from substandard to non-accrual status in the first quarter.

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	March 31, 2013	December 31, 2012
Commercial and industrial	$1,500	$1,554
Construction and development	12,795	10,863
Real estate mortgage - commercial investment	1,954	2,077
Real estate mortgage - owner occupied commercial	2,279	1,529
Real estate mortgage - 1-4 family residential	1,993	2,278
Home equity and consumer loans	40	59
Total loans	$20,561	$18,360

Bancorp has six borrowers, all in our primary market, who account for $15.8 million or 77% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $27.7 million at March 31, 2013. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $362.9 million at March 31, 2013, and included an unrealized net gain of $8.3 million. The portfolio includes maturities of approximately $97.2 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2013, total investment securities pledged for these purposes comprised 33% of the available for sale investment portfolio, leaving $241.9 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2013, such deposits totaled $1.367 billion and represented 79% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall customer deposit balances are at historically high levels.  When overall confidence in market conditions improves, management believes corporate customers will deploy cash in their businesses, causing these balances to decrease, putting some strain on Bancorp’s liquidity position.    As of March 31, 2013, Bancorp had only $10.1 million or 0.6% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of March 31, 2013, the Bank’s additional borrowing capacity with the FHLB was approximately $145.5 million.  Additionally, the Bank had available federal funds purchased lines with correspondent banks totaling $68.9 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At March 31, 2013, the Bank may pay up to $21.1 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At March 31, 2013, stockholders’ equity totaled $208.9 million, an increase of $3.8 million since December 31, 2012.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2012.  Accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled $4.9 million at March 31, 2013 and $5.4 million at December 31, 2012.  The change since year end is a reflection of maturities within the investment portfolio and the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Total risk-based capital (1)
Consolidated	14.86%	14.42%
Bank	13.02%	12.70%

Tier I risk-based capital (1)
Consolidated	13.60%	13.17%
Bank	11.76%	11.44%

Leverage (2)
Consolidated	11.11%	10.79%
Bank	9.60%	9.37%

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

e)              Acquisition

In December 2012, Bancorp announced it had entered into an agreement to merge with THE BANCorp, Inc., parent company of THE BANK — Oldham County, Inc., with assets of approximately $137 million.  The merger closed on April 30, 2013.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust and THE BANCorp, Inc. no longer exists.  Shares of THE BANCorp, Inc. common stock convert to approximately $8.2 million in cash and 535,000 shares of S.Y. Bancorp common stock.  It is expected to be slightly accretive to earnings per share for 2013, excluding transaction costs, and more so thereafter.

f)                Non-GAAP Financial Measures

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2013	December 31, 2012
Tangible Common Equity Ratio
Total equity (a)	$208,897	$205,075
Less goodwill	(682)	(682)
Tangible common equity (c)	$208,215	$204,393

Total assets (b)	$2,121,066	2,148,262
Less goodwill	(682)	(682)
Total tangible assets (d)	$2,120,384	$2,147,580

Total shareholders’ equity to total assets (a/b)	9.85%	9.55%
Tangible common equity ratio (c/d)	9.82%	9.52%

Number of outstanding shares (e)	13,958	13,915

Book value per share (a/e)	$14.97	$14.74
Tangible common equity per share (c/e)	14.92	14.69

g)             Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI).  The ASU requires disclosures of changes of AOCI balances by component in the financial statements or the footnotes, and it requires significant items reclassified out of AOCI to be disclosed on the face of the income statement or as a separate footnote.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have an impact on Bancorp’s first quarter financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2013 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2013.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	10,569	22.80	—	—
March 1 - March 31	1,939	22.75	—	—
Total	12,508	$22.80	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)             Since 2008, there has been no active share buyback plan in place.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. March 31, 2013 Quarterly Report on Form 10-Q, filed on May 6, 2013, formatted in eXtensible Business Reporting Language (XBRL):

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

S.Y. BANCORP, INC.

Date: May 6, 2013	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 6, 2013	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer