Form 10-Q
period 2013-06-30
S Y BANCORP INC
filed 2013-08-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 26, 2013, was 14,529,656.

S.Y. BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of S.Y. Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

–	Consolidated Balance Sheets June 30, 2013 (Unaudited) and December 31, 2012

–	Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (Unaudited)

–	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (Unaudited)

–	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)

–	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013 (Unaudited)

–	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$41,480	$42,610
Federal funds sold	36,177	25,093
Mortgage loans held for sale	7,080	14,047
Securities available for sale (amortized cost of $402,370 in 2013 and $377,383 in 2012)	402,807	386,440
Federal Home Loan Bank stock	6,334	5,180
Other securities	1,013	1,000
Loans	1,666,991	1,584,594
Less allowance for loan losses	31,980	31,881
Net loans	1,635,011	1,552,713
Premises and equipment, net	39,720	36,532
Bank owned life insurance	28,660	28,149
Accrued interest receivable	5,658	5,091
Other assets	54,660	51,407
Total assets	$2,258,600	$2,148,262
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$412,584	$396,159
Interest bearing	1,452,260	1,385,534
Total deposits	1,864,844	1,781,693
Securities sold under agreements to repurchase	56,554	59,045
Federal funds purchased	28,782	16,552
Accrued interest payable	140	166
Other liabilities	25,169	22,949
Federal Home Loan Bank advances	31,859	31,882
Subordinated debentures	30,900	30,900
Total liabilities	2,038,248	1,943,187
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,508,839 and 13,915,265 shares in 2013 and 2012, respectively	9,249	7,273
Additional paid-in capital	30,328	17,731
Retained earnings	180,957	174,650
Accumulated other comprehensive (loss) income	(182)	5,421
Total stockholders’ equity	220,352	205,075
Total liabilities and stockholders’ equity	$2,258,600	$2,148,262

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans	$19,480	$19,473	$38,529	$39,353
Federal funds sold	72	62	152	134
Mortgage loans held for sale	56	56	120	119
Securities — taxable	1,392	1,453	2,762	2,930
Securities — tax-exempt	293	319	565	639
Total interest income	21,293	21,363	42,128	43,175
Interest expense:
Deposits	1,285	1,881	2,624	3,927
Fed funds purchased	9	8	17	16
Securities sold under agreements to repurchase	33	43	68	92
Federal Home Loan Bank advances	219	364	436	727
Subordinated debentures	772	772	1,545	1,568
Total interest expense	2,318	3,068	4,690	6,330
Net interest income	18,975	18,295	37,438	36,845
Provision for loan losses	1,325	2,475	3,650	6,550
Net interest income after provision for loan losses	17,650	15,820	33,788	30,295
Non-interest income:
Investment management and trust services	4,129	3,670	8,015	7,160
Service charges on deposit accounts	2,244	2,125	4,244	4,180
Bankcard transaction revenue	1,020	1,017	1,981	1,982
Gains on sales of mortgage loans held for sale	807	866	1,674	1,605
Loss on sales of securities available for sale	(5)	—	(5)	—
Brokerage commissions and fees	622	652	1,237	1,193
Bank owned life insurance income	259	260	511	517
Gain on acquisition	449	—	449	—
Other	786	700	1,433	1,898
Total non-interest income	10,311	9,290	19,539	18,535
Non-interest expenses:
Salaries and employee benefits	10,021	9,426	19,678	18,478
Net occupancy expense	1,435	1,464	2,666	2,833
Data processing expense	1,819	1,522	3,175	2,835
Furniture and equipment expense	286	326	577	618
FDIC insurance expense	357	346	707	697
Acquisition costs	1,548	—	1,548	—
Other	3,356	3,424	6,050	5,783
Total non-interest expenses	18,822	16,508	34,401	31,244
Income before income taxes	9,139	8,602	18,926	17,586
Income tax expense	2,732	2,499	5,751	4,981
Net income	6,407	6,103	13,175	12,605
Net income per share:
Basic	$0.45	$0.44	$0.94	$0.91
Diluted	$0.45	$0.44	$0.94	$0.91
Average common shares:
Basic	14,203	13,874	14,010	13,859
Diluted	14,243	13,941	14,055	13,916

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$6,407	$6,103	$13,175	$12,605
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of ($2,761), $249, ($3,019) and $231, respectively)	(5,128)	462	(5,606)	427
Reclassification adjustment for securities losses realized in income (net of tax of $2, $0, $2, and $0, respectively)	3	—	3	—
Other comprehensive (loss) income	(5,125)	462	(5,603)	427
Comprehensive income	$1,282	$6,565	$7,572	$13,032

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012 (Unaudited)

(In thousands)

	2013	2012
Operating activities:
Net income	$13,175	$12,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,650	6,550
Depreciation, amortization and accretion, net	3,148	2,417
Deferred income tax benefit	(936)	(1,057)
Gain on sales of mortgage loans held for sale	(1,674)	(1,605)
Origination of mortgage loans held for sale	(93,492)	(95,702)
Proceeds from sale of mortgage loans held for sale	102,133	95,080
Bank owned life insurance income	(511)	(517)
Increase decrease in value of private investment fund	—	(637)
Proceeds from liquidation of private investment fund	—	2,846
Loss on the disposal of premises and equipment	22	43
Loss on the sale of other real estate	110	208
Gain on acquisition	(449)	—
Stock compensation expense	985	740
Excess tax benefits from share-based compensation arrangements	(41)	(30)
Decrease (increase) in accrued interest receivable and other assets	2,267	(1,273)
Increase in accrued interest payable and other liabilities	378	1,263
Net cash provided by operating activities	28,765	20,931
Investing activities:
Purchases of securities available for sale	(201,252)	(214,345)
Proceeds from sale of securities available for sale	701	—
Proceeds from maturities of securities available for sale	255,418	233,171
Net increase in loans	(48,334)	(39,173)
Purchases of premises and equipment	(786)	(2,920)
Acquisition, net of cash acquired	8,963	—
Proceeds from sale of foreclosed assets	2,287	2,211
Net cash provided by (used in) investing activities	16,997	(21,056)
Financing activities:
Net (decrease) increase in deposits	(37,284)	46,550
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	6,977	(15,863)
Repayments of Federal Home Loan Bank advances	(23)	(5)
Repayments of subordinated debentures	—	(10,000)
Issuance of common stock for options and dividend reinvestment plan	475	288
Excess tax benefits from share-based compensation arrangements	41	30
Common stock repurchases	(300)	(202)
Cash dividends paid	(5,694)	(5,271)
Net cash (used in) provided by financing activities	(35,808)	15,527
Net increase in cash and cash equivalents	9,954	15,402
Cash and cash equivalents at beginning of period	67,703	54,920
Cash and cash equivalents at end of period	$77,657	$70,322
Supplemental cash flow information:
Income tax payments	$5,130	$5,200
Cash paid for interest	4,722	6,282
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$2,141	$1,670

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2013 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total
Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075
Net income	—	—	—	13,175	—	13,175

Other comprehensive loss, net of tax	—	—	—	—	(5,603)	(5,603)

Stock compensation expense	—	—	985	—	—	985

Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	30	101	563	(5)	—	659

Stock issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—

Stock issued for acquisition	531	1,769	10,429	—	—	12,198

Cash dividends, $0.40 per share	—	—	—	(5,694)	—	(5,694)

Shares repurchased or cancelled	(22)	(78)	(463)	98	—	(443)

Balance June 30, 2013	14,509	$9,249	$30,328	$180,957	$(182)	$220,352

See accompanying notes to unaudited consolidated financial statements.

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

Interim results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results for the entire year.

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

Acquired loans

Bancorp acquired loans in the second quarter of 2013 as part of the acquisition referenced in Note 2 to the Consolidated Financial Statements.  Acquired loans are initially recorded at their acquisition date fair values. Carryover of the allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk at the time of acquisition.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that Bancorp will be unable to collect all contractually required payments were specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require Bancorp to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which Bancorp will reclassify as an accretable discount that will be recognized into interest income over the remaining life of the loan using the interest method. Bancorp’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on credit-impaired acquired loans would be first applied to non-accretable discount.

Subsequent to the purchase date for acquired loans that are not deemed impaired at acquisition, the methods used to estimate the required allowance for loan losses for acquired loans is the same for originated loans.

(2)                     Acquisition

On April 30, 2013, Bancorp completed the previously announced acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK — Oldham County, Inc.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust Company.  Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $146.0 million, including $39.8 million of loans and leases.  Liabilities assumed totaled $125.1 million, including $120.4 million of deposits.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.

The following table summarizes the consideration paid and the amounts of assets acquired and liabilities assumed, adjusted for fair value at the acquisition date.

(amounts in thousands)	Dollars
Purchase Price:
Value of:
Cash	$8,297
Equity instruments (531,288 common shares of Bancorp)	12,198

Total purchase price	20,495

Identifiable assets:
Cash and federal funds sold	17,260
Investment securities	81,827
Loans	39,755
Premises and equipment	4,008
Core deposit intangible	2,543
Other assets	605
Total identifiable assets:	145,998

Identifiable liabilities:
Deposits	120,435
Securities sold under agreement to repurchase	2,762
Other liabilities	1,857
Total identifiable liabilities	125,054

Net gain resulting from acquisition	$449

Acquisition costs (included in other non-interest expenses in Bancorp’s income statement for the periods ended June 30, 2013)	$1,548

The fair value of the 531,288 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Bancorp’s common shares on the acquisition date.

Bancorp recorded a core deposit intangible of $2.5 million which will be amortized over a ten year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.

In many cases, determining the fair value of the acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.

(in thousands)	Acquired impaired loans	Acquired non- impaired loans	Total acquired loans
Contractually required principal and interest at acquisition	$3,285	$37,763	$41,048
Contractual cash flows not expected to be collected	(372)	(723)	(1,095)
Expected cash flows at acquisition	2,913	37,040	39,953
Interest component of expected cash flows	(174)	(24)	(198)

Basis in acquired loans at acquisition - estimated fair value	$2,739	$37,016	$39,755

The fair value of checking, savings and money market deposit accounts acquired from Oldham were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

In connection with the Oldham acquisition, Bancorp incurred expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations, professional services, costs related to termination of existing contractual arrangements of Oldham to purchase various services; initial marketing and promotion expenses designed to introduce Bancorp to its new customers; and printing, postage, supplies, and other costs of completing the transaction. A summary of acquisition costs included in the consolidated statement of income follows:

(in thousands)	Amount
Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181

Total	$1,548

(3)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

June 30, 2013	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$35,000	$—	$—	$35,000
Government sponsored enterprise obligations	136,278	1,996	1,333	136,941
Mortgage-backed securities	160,749	1,998	3,378	159,369
Obligations of states and political subdivisions	70,343	1,653	499	71,497

Total securities available for sale	$402,370	$5,647	$5,210	$402,807

December 31, 2012	Amortized	Unrealized
Securities available for sale	cost	Gains	Losses	Fair value
(in thousands)

U.S. Treasury and other U.S. government obligations	$98,000	$—	$—	$98,000
Government sponsored enterprise obligations	83,015	2,789	56	85,748
Mortgage-backed securities	137,407	3,594	120	140,881
Obligations of states and political subdivisions	57,961	2,844	12	60,793
Trust preferred securities of financial institutions	1,000	18	—	1,018

Total securities available for sale	$377,383	$9,245	$188	$386,440

In the second quarter of 2013, in the ordinary course of investment management, Bancorp sold obligations of state and political subdivisions par value of $385,000, generating a loss of $5,000.  These securities, acquired in the Oldham transaction, were sold because they did not meet Bancorp’s current investment strategy.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.  No securities were sold in 2012.  There were no securities held to maturity as of June 30, 2013 or December 31, 2012.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, which is fully collateralized with a government agency security of similar duration, and holdings of stock in a correspondent bank utilized by THE BANK — Oldham County for various services.

Bancorp reviewed the investment in FHLB stock as of June 30, 2013, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp is of the opinion that its investment in FHLB stock is not impaired.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2013 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities available for sale	Amortized Cost	Fair Value
(in thousands)

Due within 1 year	$90,358	$90,403
Due after 1 but within 5 years	93,764	95,361
Due after 5 but within 10 years	39,438	39,877
Due after 10 years	18,061	17,797
Mortgage-backed securities	160,749	159,369

Total securities available for sale	$402,370	$402,807

Securities with unrealized losses at June 30, 2013 and December 31, 2012, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Government sponsored enterprise obligations	$85,682	$1,333	$—	$—	$85,682	$1,333
Mortgage-backed securities	94,337	3,378	—	—	94,337	3,378
Obligations of states and political subdivisions	21,985	499	—	—	21,985	499

Total temporarily impaired securities	$202,004	$5,210	$—	$—	$202,004	$5,210

December 31, 2012
Government sponsored enterprise obligations	$29,996	$56	$—	$—	$29,996	$56
Mortgage-backed securities	16,609	120	—	—	16,609	120
Obligations of states and political subdivisions	2,292	12	—	—	2,292	12

Total temporarily impaired securities	$48,897	$188	$—	$—	$48,897	$188

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as the securities reach their maturity date and/or the interest rate environment returns to conditions similar to when the securities were purchased.  These investments consist of 150 and 14 separate investment positions as of June 30, 2013 and December 31, 2012, respectively, which are not considered other-than-temporarily impaired.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

(4)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$474,255	$426,930
Construction and development	133,464	131,253
Real estate mortgage	1,025,337	989,631
Consumer	33,935	36,780

Total loans	$1,666,991	$1,584,594

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012.

	Type of loan
June 30, 2013	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$474,255	$133,464	$1,025,337	$33,935	$1,666,991

Balance: loans individually evaluated for impairment	$8,163	$12,796	$8,486	$6	$29,451

Balance: loans collectively evaluated for impairment	$465,425	$119,323	$1,016,151	$33,902	$1,634,801

Balance: loans acquired with deteriorated credit quality	$667	$1,345	$700	$27	$2,739

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881
Provision	604	3,097	(430)	(48)	427	3,650
Charge-offs	(257)	(2,000)	(1,750)	(278)	—	(4,285)
Recoveries	241	164	55	274	—	734
Ending balance June 30, 2013	$6,537	$5,797	$12,163	$310	$7,173	$31,980

Balance: allowance for loans individually evaluated for impairment	$322	$2,913	$234	$—		$3,469

Balance: allowance for loans collectively evaluated for impairment	$6,215	$2,884	$11,929	$310	$7,173	$28,511

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Type of loan
December 31, 2012	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total

Loans
Balance	$426,930	$131,253	$989,631	$36,780	$1,584,594

Balance: loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Balance: loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
Ending balance December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Balance: allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—		$3,617

Balance: allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

Bancorp did not have any loans acquired with deteriorated credit quality at December 31, 2012.  Bancorp has loans that were acquired in the Oldham acquisition in the second quarter of 2013, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at June 30, 2013.

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

(in thousands)	Amount
Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(9)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at June 30, 2013	$165

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•      Real estate mortgage

•      Consumer

The following table presents loans individually evaluated for impairment as of June 30, 2013 and December 31, 2012.

		Unpaid		Average
June 30, 2013	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,913	$10,911	$—	$6,806
Construction and development	51	151	—	229
Real estate mortgage	6,744	8,799	—	6,062
Consumer	6	18	—	4
Subtotal	13,714	19,879	—	13,101

Loans with an allowance recorded
Commercial and industrial	$1,250	$1,250	$322	$1,688
Construction and development	12,745	16,942	2,913	11,922
Real estate mortgage	1,742	2,145	234	3,402
Subtotal	15,737	20,337	3,469	17,012

Total
Commercial and industrial	$8,163	$12,161	$322	$8,494
Construction and development	12,796	17,093	2,913	12,151
Real estate mortgage	8,486	10,944	234	9,464
Consumer	6	18	—	4
Total	$29,451	$40,216	$3,469	$30,113

		Unpaid		Average
December 31, 2012	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,735	$7,591	$—	$6,226
Construction and development	352	2,187	—	2,097
Real estate mortgage	6,996	7,752	—	5,397
Consumer	4	25	—	21
Subtotal	14,087	17,555	—	13,741

Loans with an allowance recorded
Commercial and industrial	1,932	5,103	156	3,294
Construction and development	10,511	11,135	2,898	5,929
Real estate mortgage	2,799	2,948	563	6,145
Subtotal	15,242	19,186	3,617	15,368

Total
Commercial and industrial	$8,667	$12,694	$156	$9,520
Construction and development	10,863	13,322	2,898	8,026
Real estate mortgage	9,795	10,700	563	11,542
Consumer	4	25	—	21
Total	$29,329	$36,741	$3,617	$29,109

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to fair value adjustments recorded for loans acquired and partial charge-offs which have occurred over the life of loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $2,017,000 at June 30, 2013, and $719,000 at December 31, 2012.

The following table presents the recorded investment in non-accrual loans as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$506	$1,554
Construction and development	12,796	10,863
Real estate mortgage	7,578	5,939
Consumer	6	4

Total	$20,886	$18,360

For June 30, 2013 and December 31, 2012, Bancorp had $8.6 million and $11.0 million, respectively, of loans classified as TDR. The following table presents the recorded investment in loans modified and classified as TDR during the six months ended June 30, 2013 and 2012.

		Pre-modification	Post-modification
June 30, 2013	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	1	$796	$796

Total	1	$796	$796

		Pre-modification	Post-modification
June 30, 2012	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment

Commercial & industrial	3	$5,752	$5,752
Real estate mortgage	2	505	505

Total	5	$6,257	$6,257

The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of June 30, 2013 and 2012.

June 30, 2013	Number of
(dollars in thousands)	Contracts	Recorded Investment

Real estate mortgage	2	$2,405

Total	2	$2,405

June 30, 2012	Number of
(dollars in thousands)	Contracts	Recorded Investment

Commercial & industrial	3	$1,583
Real estate mortgage	2	2,101
Total	5	$3,684

At June 30, 2013, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings, modifications of amortization periods due to customer financial difficulties, and limited forgiveness of principal.  Some loans accounted for as TDR included temporary suspension of principal payments, resulting in payment of interest only.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at June 30, 2013, had a total allowance allocation of $512,000, compared to $295,000 at December 31, 2012.

At June 30, 2013 and December 31, 2012, Bancorp had outstanding commitments to lend additional funds totaling $439,000 and $187,000, respectively, to borrowers who have had loans modified as TDR.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
June 30, 2013	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$249	$17	$1,353	$1,619	$472,636	$474,255	$847
Construction and development	—	—	12,796	12,796	120,668	133,464	—
Real estate mortgage	3,707	852	8,748	13,307	1,012,030	1,025,337	1,170
Consumer	178	—	6	184	33,751	33,935	—

Total	$4,134	$869	$22,903	$27,906	$1,639,085	$1,666,991	$2,017

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
December 31, 2012	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$212	$42	$1,554	$1,808	$425,122	$426,930	$—
Construction and development	—	4,284	10,862	15,146	116,107	131,253	—
Real estate mortgage	3,771	1,952	6,424	12,147	977,484	989,631	485
Consumer	79	—	238	317	36,463	36,780	234

Total	$4,062	$6,278	$19,078	$29,418	$1,555,176	$1,584,594	$719

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

As of June 30, 2013 and December 31, 2012, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade	Commercial	Construction and	Real estate
(in thousands)	and industrial	development	mortgage	Consumer	Total
June 30, 2013
Grade
Pass	$458,167	$110,603	$971,576	$33,929	$1,574,275
Special mention	6,115	6,971	23,533	—	36,619
Substandard	7,824	3,094	21,480	—	32,398
Substandard non-performing	2,149	12,796	8,748	6	23,699
Doubtful	—	—	—	—	—
Total	$474,255	$133,464	$1,025,337	$33,935	$1,666,991

December 31, 2012
Grade
Pass	$404,045	$113,559	$925,674	$36,542	$1,479,820
Special mention	11,097	6,831	26,770	—	44,698
Substandard	4,482	—	26,901	—	31,383
Substandard non-performing	7,306	10,863	10,286	238	28,693
Doubtful	—	—	—	—	—
Total	$426,930	$131,253	$989,631	$36,780	$1,584,594

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $31.9 million at June 30, 2013, via five separate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the final three advances totaling $1,859,000, principal and interest payments are due monthly based on a 30 year amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	June 30, 2013		December 31, 2012
(In thousands)	Advance	Rate	Advance	Rate
2013	$10,000	1.90%	$10,000	1.90%
2014	—	—	—	—
2015	20,000	3.34%	20,000	3.34%
2024	414	2.40%	420	2.40%
2028	1,445	1.46%	1,462	1.46%

	$31,859	2.79%	$31,882	2.79%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At June 30, 2013, the amount of available credit from the FHLB totaled $336.1 million.

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

In the second quarter of 2013, Bancorp recorded a core deposit intangible totaling $2,543,000 arising from the Oldham acquisition.  This intangible asset will be amortized over a ten-year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.   At June 30, 2013, the unamortized core deposit intangible was $2,445,000.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  The estimated fair values of MSRs at June 30, 2013 and December 31, 2012 were $3,505,000 and $2,702,000, respectively.  The total outstanding principal balances of loans serviced for others were $418,878,000 and $374,079,000 at June 30, 2013, and December 31, 2012 respectively.

Changes in the net carrying amount of MSRs for the six months ended June 30, 2013 and 2012 are shown in the following table.

(in thousands)	2013	2012
Balance at beginning of period	$2,088	$1,630
Originations	478	498
Amortization	(486)	(360)
Balance at June 30	$2,080	$1,768

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36,000 and $36,000, for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the net periodic benefit costs totaled $71,000 and $71,000, respectively.

(8)                     Commitments and Contingent Liabilities

As of June 30, 2013, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $419.8 million including standby letters of credit of $15.0 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2013. Commitments to extend credit were $401.1 million, including letters of credit of $14.8 million, as of December 31, 2012.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly made up of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Also, as of June 30, 2013, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(9)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  None of this stock had been issued to date.

(10)              Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved a proposal to amend the 2005 Stock Incentive Plan to reserve an additional 700,000 shares of common stock for issuance under the plan.  As of June 30, 2013, there were 467,077 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

As required, Bancorp reduces future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.  Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense before income taxes	$454,000	$391,000	$985,000	$740,000
Less: deferred tax benefit	(159,000)	(137,000)	(345,000)	(259,000)
Reduction of net income	$295,000	$254,000	$640,000	$481,000

Bancorp expects to record an additional $920,000 of stock-based compensation expense in 2013 for equity grants outstanding as of June 30, 2013.  As of June 30, 2013, Bancorp has $3,984,000 of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $475,000 and $264,000 from the exercise of options during the first six months of 2013 and 2012, respectively.

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

A summary of stock option and SARs activity and related information for the six months ended June 30, 2013 follows:

						Weighted
			Weighted	Aggregate	Weighted	Average
	Options		Average	Intrinsic	Average	Remaining
	and SARs	Exercise	Exercise	Value	Fair	Contractual
	(in thousands)	Price	Price	(in thousands)	Value	Life

At December 31, 2012
Vested and exercisable	681	$20.17-26.83	$23.42	$271	$5.33	3.5
Unvested	246	21.03-26.83	22.62	77	4.67	7.9
Total outstanding	927	20.17-26.83	23.21	348	5.15	4.7

Granted	54	22.89	22.89	88	3.61
Exercised	(34)	20.17-24.07	20.73	103	4.37
Forfeited	(4)	21.03-23.76	22.78	6	4.88

At June 30, 2013
Vested and exercisable	725	20.17-26.83	23.45	1,068	5.31	3.5
Unvested	218	21.03-26.83	22.70	399	4.36	8.2
Total outstanding	943	20.17-26.83	23.28	$1,467	5.09	4.6

Vested during year	79	21.03-24.87	22.56	$156	4.81

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.  In the first quarter of 2013, Bancorp granted 53,598 SARs at the current market price of $22.89 and a Black-Scholes fair value of $3.61. In the first quarter of 2013, Bancorp granted 55,275 shares of restricted common stock at the weighted average current market price of

$22.93.  In 2013 and 2012, Bancorp awarded performance-based RSUs with fair values of $20.38 and $20.57, respectively to executive officers of the Bank, the three-year performance period for which began January 1 of the award year. Bancorp believes the most likely vesting of all RSUs will be 62,389 shares of common stock. There were no grants of SARs or restricted common stock in the second quarter of 2013. No stock options have been granted since 2007.

(11)              Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2013 and 2012, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$6,407	$6,103	$13,175	$12,605
Average shares outstanding	14,203	13,874	14,010	13,859
Dilutive securities	40	67	45	57

Average shares outstanding including dilutive securities	14,243	13,941	14,055	13,916

Net income per share, basic	$0.45	$0.44	$0.94	$0.91
Net income per share, diluted	$0.45	$0.44	$0.94	$0.91

(12)              Segments

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

Selected financial information by business segment for the three and six month periods ended June 30, 2013 and 2012 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended June 30, 2013
Net interest income	$18,941	$34	$18,975
Provision for loan losses	1,325	—	1,325
Investment management and trust services	—	4,129	4,129
All other non-interest income	6,168	14	6,182
Non-interest expense	16,371	2,451	18,822
Income before income taxes	7,413	1,726	9,139
Tax expense	2,122	610	2,732
Net income	$5,291	$1,116	$6,407

Three months ended June 30, 2012
Net interest income	$18,259	$36	$18,295
Provision for loan losses	2,475	—	2,475
Investment management and trust services	—	3,670	3,670
All other non-interest income	5,610	10	5,620
Non-interest expense	14,294	2,214	16,508
Income before income taxes	7,100	1,502	8,602
Tax expense	1,973	526	2,499
Net income	$5,127	$976	$6,103

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Six months ended June 30, 2013
Net interest income	$37,369	$69	$37,438
Provision for loan losses	3,650	—	3,650
Investment management and trust services	—	8,015	8,015
All other non-interest income	11,493	31	11,524
Non-interest expense	29,961	4,440	34,401
Income before income taxes	15,251	3,675	18,926
Tax expense	4,453	1,298	5,751
Net income	$10,798	$2,377	$13,175

Six months ended June 30, 2012
Net interest income	$36,769	$76	$36,845
Provision for loan losses	6,550	—	6,550
Investment management and trust services	—	7,160	7,160
All other non-interest income	11,340	35	11,375
Non-interest expense	27,048	4,196	31,244
Income before income taxes	14,511	3,075	17,586
Tax expense	3,904	1,077	4,981
Net income	$10,607	$1,998	$12,605

(13)              Income Taxes

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2013 and December 31, 2012, the gross amount of unrecognized tax benefits was $76,000 and $70,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of June 30, 2013 and December 31, 2012, the amount accrued for the potential payment of interest and penalties was $5,000 and $4,000, respectively.

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S government obligations, debt securities of U.S. government-sponsored corporations, mortgage-backed securities and obligations of state and political subdivisions.  Trust preferred securities are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at June 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$35,000	$—	$35,000	$—
Government sponsored enterprise obligations	136,941	—	$136,941	—
Mortgage-backed securities	159,369	—	159,369	—
Obligations of states and political subdivisions	71,497	—	71,497	—

Total investment securities available for sale	402,807	—	402,807	—

Interest rate swaps	315	—	315	—

Total assets	$403,122	$—	$403,122	$—

Liabilities

Interest rate swaps	$315	$—	$315	$—

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	$—	$98,000	$—
Government sponsored enterprise obligations	85,748	—	$85,748	—
Mortgage-backed securities	140,881	—	140,881	—
Obligations of states and political subdivisions	60,793	—	60,793	—
Trust preferred securities of financial institutions	1,018	1,018	—	—

Total investment securities available for sale	386,440	1,018	385,422	—

Interest rate swaps	415	—	415	—

Total assets	$386,855	$1,018	$385,837	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At June 30, 2013 and December 31, 2012 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for June 30, 2013 or December 31, 2012.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded their carrying value, they are not included in either table below for June 30, 2013 or December 31, 2012.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At June 30, 2013 and December 31, 2012, the carrying value of other real estate owned was $7,619,000 and $7,364,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at June 30, 2013 and December 31, 2012.

For impaired loans in the following table, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of June 30, 2013, total impaired loans with a valuation allowance were $15.7 million, and the specific allowance totaled $3.4 million, resulting in a fair value of $12.3 million, compared to total impaired loans with a valuation allowance of $15.2 million, and the specific allowance allocation totaling $3.6 million, resulting in a fair value of $11.6 million at December 31, 2012.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 6 month
	Fair value at June 30, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2013
Impaired loans	$12,268	$—	$—	$12,268	$(76)

					Losses for 6 month
	Fair value at December 31, 2012				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2012
Impaired loans	$11,625	$—	$—	$11,625	$(3,990)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended June 30, 2013, there were no transfers between Levels 1, 2, or 3.

(15)              Fair Value of Financial Instruments

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments at June 30, 2013 and December 31, 2012.

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013

Financial assets
Cash and short-term investments	$77,657	$77,657	$77,657	$—	$—
Mortgage loans held for sale	7,080	7,195	—	7,195	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,635,011	1,655,576	—	—	1,655,576
Accrued interest receivable	5,658	5,658	5,658	—	—

Financial liabilities
Deposits	$1,864,844	$1,867,678	$—	$1,867,678	$—
Short-term borrowings	85,336	85,336	—	85,336	—
Long-term borrowings	62,759	61,107	—	61,107	—
Accrued interest payable	140	140	140	—	—

Off balance sheet financial instruments
Commitments to extend credit	$404,843	$—	$—	$—	$—
Standby letters of credit	14,961	(224)	—	—	(224)

(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012

Financial assets
Cash and short-term investments	$67,703	$67,703	$67,703	$—	$—
Mortgage loans held for sale	14,047	14,431	—	14,431	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,552,713	1,583,018	—	—	1,583,018
Accrued interest receivable	5,091	5,091	5,091	—	—

Financial liabilities
Deposits	$1,781,693	$1,786,046	$—	$1,786,046	$—
Short-term borrowings	75,597	75,597	—	75,597	—
Long-term borrowings	62,782	62,826	—	62,826	—
Accrued interest payable	166	166	166	—	—

Off balance sheet financial instruments
Commitments to extend credit	$386,372	$—	$—	$—	$—
Standby letters of credit	14,757	(221)	—	—	(221)

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

(16)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2013.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2013 and December 31, 2012.

June 30, 2013	Actual		Minimum for Adequately Capitalized		Minimum for Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$270,021	15.00%	$144,011	8.00%	NA	NA
Bank	222,122	12.39%	143,420	8.00%	$179,275	10.00%

Tier I risk-based capital (1)
Consolidated	$247,406	13.75%	$71,973	4.00%	NA	NA
Bank	199,598	11.14%	71,669	4.00%	$107,503	6.00%

Leverage (2)
Consolidated	$247,406	11.26%	$65,916	3.00%	NA	NA
Bank	199,598	9.11%	65,729	3.00%	$109,549	5.00%

December 31, 2012	Actual		Minimum for Adequately Capitalized		Minimum for Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1)
Consolidated	$250,837	14.42%	$139,161	8.00%	NA	NA
Bank	220,133	12.70%	138,666	8.00%	$173,333	10.00%

Tier I risk-based capital (1)
Consolidated	$228,972	13.17%	$69,544	4.00%	NA	NA
Bank	198,339	11.44%	69,349	4.00%	$104,024	6.00%

Leverage (2)
Consolidated	$228,972	10.79%	$63,662	3.00%	NA	NA
Bank	198,339	9.37%	63,502	3.00%	$105,837	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2013 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2013 compared to the year ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2013 through June 30

Bancorp completed the first six months of 2013 with net income of $13.2 million or 5% more than the comparable period of 2012. The increase is due primarily to a lower provision for loan losses, higher non-interest income and higher net interest income, partially offset by higher non-interest expenses and higher income tax expense.  Diluted earnings per share for the first six months of 2013 were $0.94, compared to the first six months of 2012 at $0.91.  Excluding acquisition costs and bargain purchase gain associated with the Oldham transaction, diluted earnings per share for the first six months would have been $0.98.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

On April 30, 2013, Bancorp completed the previously announced acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK — Oldham County, Inc.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust Company.  Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.  The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.  In connection with the Oldham acquisition, Bancorp incurred expenses totaling $1,548,000 related to executing the transaction and integrating and conforming acquired operations with and into Bancorp.

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

Net interest income increased $593,000, or 1.6%, for the first six months of 2013, compared to the same period in 2012.  The net interest margin declined to 3.78% for the first six months of 2013, compared to 4.03% for the same period in 2012.  Interest income decreased as the negative effect of declining interest rates earned offset the positive effect of increased volumes on earning assets. Interest expense decreased even further due to lower funding costs on deposits arising from lower interest rates, a more favorable deposit mix, and fewer outstanding FHLB borrowings.

Also favorably impacting 2013 results, Bancorp’s provision for loan losses was $3.7 million for the first six months of 2013, compared to $6.6 million in the first six months of 2012.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.  Bancorp’s allowance for loan losses was 1.92% of total loans at June 30, 2013, compared to 2.01% of total loans at December 31, 2012, and 2.01% at June 30, 2012.

Total non-interest income in the first six months of 2013 increased $1.0 million compared to the same period in 2012, and remained consistent at 34% of total revenues, reflecting increases in investment management and trust services, gains on sales of mortgage loans, service charges on deposit accounts, and the gain on the Oldham acquisition. The first six months of 2012 results included $627,000 of income from Bancorp’s investment in a domestic private investment fund, which it liquidated in 2012.

Total non-interest expense in the first six months of 2013 increased $3.2 million, or 10%, compared to the same period in 2012 due to one-time acquisition costs related to the Oldham transaction, increases in personnel costs, reflecting higher staffing levels and normal salary increases, higher data processing expenses, and higher other non-interest expense.  These increases were partially offset by a decrease in net occupancy expense, due to a one-time rent refund, which lowered rent expense in 2013.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.63% as of June 30, 2013, compared to 9.52% at December 31, 2012.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $6,407,000 for the three months ended June 30, 2013 increased $304,000, or 5.0%, from $6,103,000 for the comparable 2012 period.  Basic net income per share was $0.45 for the second quarter of 2013, an increase of 2.3% from the $0.44 for the second quarter of 2012.  Net income per share on a diluted basis was $0.45 for the second quarter of 2013, compared to $0.44 for the second quarter of 2012, a 2.3% increase.  Excluding acquisition costs and bargain purchase gain associated with the Oldham transaction, diluted earnings per share for the second quarter would have been $0.49.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures. Annualized return on average assets and annualized return on average stockholders’ equity were 1.16% and 11.69%, respectively, for the second quarter of 2013, compared to 1.20% and 12.59%, respectively, for the same period in 2012.

Net income of $13,175,000 for the six months ended June 30, 2013 increased $570,000, or 4.5%, from $12,605,000 for the comparable 2012 period.  Basic net income per share was $0.94 for the first six months of 2013, an increase of 3.3% from the $0.91 for the first six months of 2012.  Net income per share on a diluted basis was also $0.94 for the first six months of 2013 compared to $0.91 for the same period of 2012.  Excluding acquisition costs and bargain purchase gain associated with the Oldham transaction, diluted earnings per share for the first six months would have been $0.98.  See the Non-GAAP Financial

Measures section for details on reconciliation to US GAAP measures.  Annualized return on average assets and annualized return on average stockholders’ equity were 1.23% and 12.41%, respectively, for the first six months of 2013, compared to 1.25% and 13.14%, respectively, for the same period in 2012.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2013 and 2012 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$95,029	$72	0.30%	$84,957	$62	0.29%
Mortgage loans held for sale	6,471	56	3.47%	5,718	56	3.94%
Securities:
Taxable	275,727	1,328	1.93%	213,235	1,398	2.64%
Tax-exempt	55,521	419	3.03%	52,158	456	3.52%
FHLB stock and other securities	6,772	64	3.79%	6,157	55	3.59%
Loans, net of unearned income	1,633,895	19,608	4.81%	1,523,502	19,709	5.20%
Total earning assets	2,073,415	21,547	4.17%	1,885,727	21,736	4.64%
Less allowance for loan losses	33,248			32,214
	2,040,167			1,853,513
Non-earning assets:
Cash and due from banks	33,876			31,056
Premises and equipment	38,383			38,156
Accrued interest receivable and other assets	94,051			115,196
Total assets	$2,206,477			$2,037,921

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$385,426	$101	0.11%	$318,521	$130	0.16%
Savings deposits	97,437	9	0.04%	78,026	16	0.08%
Money market deposits	572,249	299	0.21%	518,534	464	0.36%
Time deposits	372,357	876	0.94%	385,226	1,271	1.33%
Securities sold under agreements to repurchase	54,576	33	0.24%	57,930	43	0.30%
Fed funds purchased and other short term borrowings	21,839	9	0.17%	21,863	8	0.15%
FHLB advances	31,864	219	2.76%	60,426	364	2.42%
Long-term debt	30,900	772	10.02%	30,900	772	10.05%

Total interest bearing liabilities	1,566,648	2,318	0.59%	1,471,426	3,068	0.84%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	394,202			325,717
Accrued interest payable and other liabilities	25,756			45,831
Total liabilities	1,986,606			1,842,974
Stockholders’ equity	219,871			194,947
Total liabilities and stockholders’ equity	$2,206,477			$2,037,921
Net interest income		$19,229			$18,668
Net interest spread			3.58%			3.80%
Net interest margin			3.72%			3.98%

	Six months ended June 30
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$102,707	$152	0.30%	$89,341	$134	0.30%
Mortgage loans held for sale	7,157	120	3.38%	5,747	119	4.16%
Securities:
Taxable	252,959	2,639	2.10%	206,370	2,815	2.74%
Tax-exempt	51,430	808	3.17%	52,184	914	3.52%
FHLB stock and other securities	6,478	123	3.83%	6,053	115	3.82%
Loans, net of unearned income	1,605,811	38,788	4.87%	1,518,328	39,822	5.27%
Total earning assets	2,026,542	42,630	4.24%	1,878,023	43,919	4.70%
Less allowance for loan losses	33,834			31,390
	1,992,708			1,846,633
Non-earning assets:
Cash and due from banks	32,787			30,561
Premises and equipment	37,414			37,812
Accrued interest receivable and other assets	93,605			114,975
Total assets	$2,156,514			$2,029,981

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$361,766	$186	0.10%	$310,012	$279	0.18%
Savings deposits	91,897	18	0.04%	75,626	32	0.09%
Money market deposits	566,907	598	0.21%	519,435	929	0.36%
Time deposits	374,021	1,822	0.98%	391,923	2,687	1.38%
Securities sold under agreements to repurchase	55,948	68	0.25%	60,330	92	0.31%
Fed funds purchased and other short term borrowings	20,747	17	0.17%	20,447	16	0.16%
FHLB advances	31,870	436	2.76%	60,428	727	2.42%
Long-term debt	30,900	1,545	10.08%	32,054	1,568	9.84%

Total interest bearing liabilities	1,534,056	4,690	0.62%	1,470,255	6,330	0.87%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	382,963			320,921
Accrued interest payable and other liabilities	25,426			45,887
Total liabilities	1,942,445			1,837,063
Stockholders’ equity	214,069			192,918
Total liabilities and stockholders’ equity	$2,156,514			$2,029,981
Net interest income		$37,940			$37,589
Net interest spread			3.62%			3.83%
Net interest margin			3.78%			4.03%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $254,000 and $373,000, respectively, for the three month periods ended June 30, 2013 and 2012 and $502,000 and $744,000, respectively, for the six month periods ended June 30, 2013 and 2012.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $19.2 million for the three months ended June 30, 2013 increased $561,000, or 3.0%, from $18.7 million when compared to the same period last year. Net interest spread and net interest margin were 3.58% and 3.72%, respectively, for the second quarter of 2013 and 3.80% and 3.98%, respectively, for the second quarter of 2012.

Fully taxable equivalent net interest income of $37.9 million for the six months ended June 30, 2013 increased $351,000, or 0.9%, from $37.6 million when compared to the same period last year. Net interest spread and net interest margin were 3.62% and 3.78%, respectively, for the first six months of 2013 and 3.83% and 4.03%, respectively, for the first six months of 2012.

The net interest margin for the first six months of 2013 and 2012 included the impact of penalties paid by customers due to the early repayment of loans; these prepayment penalties added an estimated six basis points to both the 2013 and 2012 margin.  The net interest margin was negatively affected by an ongoing low interest rate environment, a competitive loan market, and the volume of Bancorp’s excess liquidity, all of which are likely to continue in the foreseeable future.  Increasing competitive loan pricing could negatively impact net interest margin in future quarters.

Approximately $623 million, or 37%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $345 million, or 55% of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $103 million or 17% of variable rate loans have contractual floors below 4%.  The remaining $175 million or 28% of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon acquisition of new customers.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $146.1 million or 7.9%, to $1.99 billion for the first six months of 2013 compared to 2012, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $63.8 million, or 4.3%, to $1.53 billion for the first six months of 2013 compared to 2012 primarily due to increases in interest bearing demand, savings and money market deposits, partially offset by decreases in certificates of deposits, securities sold under agreements to repurchase and FHLB advances.

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

The June 30, 2013 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(3.93)%
Increase 100bp	(3.14)
Decrease 100bp	(2.93)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 21% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.  In a declining rate environment, the current level of rates on deposits allows little opportunity to further lower rates. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

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

Provision for Loan Losses

The provision for loan losses was $1.3 million and $2.5 million for the second quarter of 2013 and 2012, respectively, and $3.7 million and $6.6 million for the first six months of 2013 and 2012, respectively.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Bancorp continues to see improving economic conditions in its markets.  These business indicators have not been uniformly positive or of a significance to signal that the economy has strengthened on a sustainable and consistent basis; however, credit quality metrics are showing marked improvement.  Bancorp intends to remain cautious in assessing the potential risk in its loan portfolio and expects to maintain the allowance for loan losses at recently high levels, at least for the near term, until credit metrics improve further.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss for impaired loans.  For all loans graded, but not individually reviewed for specific allowance allocations, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2013.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2013 and 2012 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2013	2012	2013	2012

Balance at the beginning of the period	$32,022	$31,206	$31,881	$29,745
Provision for loan losses	1,325	2,475	3,650	6,550
Loan charge-offs, net of recoveries	(1,367)	(1,908)	(3,551)	(4,522)
Balance at the end of the period	$31,980	$31,773	$31,980	$31,773
Average loans, net of unearned income	$1,644,886	$1,544,840	$1,615,280	$1,549,309
Provision for loan losses to average loans (1)	0.08%	0.16%	0.23%	0.42%
Net loan charge-offs to average loans (1)	0.08%	0.12%	0.22%	0.29%
Allowance for loan losses to average loans	1.94%	2.06%	1.98%	2.05%
Allowance for loan losses to period-end loans	1.92%	2.01%	1.92%	2.01%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2013 and 2012 follows:

	Three months		Six months
(in thousands)	ended June 30		ended June 30
Net loan charge-offs (recoveries)	2013	2012	2013	2012
Commercial and industrial	$(13)	$1,222	$16	$3,495
Construction and development	—	100	1,836	123
Real estate mortgage - commercial investment	850	231	835	419
Real estate mortgage - owner occupied commercial	318	(48)	357	(21)
Real estate mortgage - 1-4 family residential	217	44	468	131
Home equity	(11)	278	35	458
Consumer	6	81	4	(83)
Total net loan charge-offs	$1,367	$1,908	$3,551	$4,522

The increase in net charge-offs in the construction and development category for the six months ended June 30, 2013 was largely due to one relationship which migrated from substandard to non-performing status in the first quarter of 2013.  At the time of the migration, Bancorp recorded partial charge-offs on the outstanding loans.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2013 and 2012.

	Three months		Six months
	ended June 30		ended June 30
(In thousands)	2013	2012	2013	2012

Non-interest income:
Investment management and trust services	$4,129	$3,670	$8,015	$7,160
Service charges on deposit accounts	2,244	2,125	4,244	4,180
Bankcard transaction revenue	1,020	1,017	1,981	1,982
Gains on sales of mortgage loans held for sale	807	866	1,674	1,605
Loss on sales of securities available for sale	(5)	—	(5)	—
Brokerage commissions and fees	622	652	1,237	1,193
Bank owned life insurance income	259	260	511	517
Gain on acquisition	449	—	449	—
Other	786	700	1,433	1,898
Total non-interest income	$10,311	$9,290	$19,539	$18,535
Non-interest expenses:
Salaries and employee benefits	$10,021	$9,426	$19,678	$18,478
Net occupancy expense	1,435	1,464	2,666	2,833
Data processing expense	1,819	1,522	3,175	2,835
Furniture and equipment expense	286	326	577	618
FDIC insurance expense	357	346	707	697
Acquisition costs	1,548	—	1,548	—
Other	3,356	3,424	6,050	5,783
Total non-interest expenses	$18,822	$16,508	$34,401	$31,244

Total non-interest income increased $1,021,000, or 11.0%, for the second quarter of 2013 and increased $1,004,000, or 5.4% for the first six months of 2013, compared to the same periods in 2012.

Investment management and trust services income, which constitutes an average of 40% of non-interest income, increased $459,000, or 12.5%, in the second quarter of 2013, and $855,000, or 11.9% for the first six months, as compared to the same periods in 2012, primarily due to an increased market value of assets under management.  The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size.  Along with the effects of improving broader investment market conditions, this area of the Bank continued to grow through attraction of new business and retention of existing business, net of normal attrition. Trust assets under management at June 30, 2013 were $2.05 billion, compared to $1.85 billion at June 30, 2012.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-

related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.

Service charges on deposit accounts increased $119,000, or 5.6%, in the second quarter of 2013, and $64,000, or 1.5%, for the first six months of 2013, as compared to the same periods in 2012.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  This source of income has experienced a downward trend over the past two years due to customer awareness and increased regulatory restrictions.  Management expects this trend to continue.

Bankcard transaction revenue was virtually flat for the second quarter and the first six months of 2013, compared to the same periods in 2012, and primarily represents income the Bank derives from customers’ use of debit cards.  Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will affect Bancorp as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.

Gains on sales of mortgage loans decreased $59,000, or 6.8%, in the second quarter of 2013, and increased $69,000, or 4.3%, for the first six months of 2013, as compared to the same periods in 2012.  The Bank’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Customers continued to take advantage of historically low rates to refinance as well as purchase homes.  The effect of decreasing volume of loans sold in the first six months of 2013 was more than offset by higher gains per loan.  In the second quarter, market rates for mortgage loans increased, resulting in lower volume of refinance activity.

In the second quarter of 2013, in the ordinary course of investment management, Bancorp sold obligations of state and political subdivisions par value of $385,000, generating a loss of $5,000. These securities, acquired in the Oldham transaction, were sold because they did not meet Bancorp’s current investment strategy.   No securities were sold in 2012.

Brokerage commissions and fees decreased $30,000, or 4.6%, in the second quarter of 2013, and increased $44,000 or 3.7% for the first six months of 2013, as compared to the same period in 2012, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $259,000 and $260,000 for the second quarter of 2013 and 2012, respectively, and totaled $511,000 and $517,000 for the first six months of 2013 and 2012, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.

Other non-interest income increased $86,000, or 12.3%, in the second quarter of 2013 as compared to the same period in 2012, primarily due to a $67,000 increase in fees related to mortgage lending, and a variety of other factors, none of which were individually significant.  Other non-interest income decreased $465,000, or 24.5%, in the first six months of 2013 as compared to the same period in 2012, primarily due to a $627,000 increase in the value of the domestic private investment fund in the first quarter of 2012.  Management liquidated its investment in this fund effective March 31, 2012. This decrease was partially offset by a variety of other factors, none of which were individually significant.

Total non-interest expenses increased $2,314,000, or 14.0%, for the second quarter of 2013 as compared to the same period in 2012 and $3,157,000, or 10.1%, for the first six months of 2013 as compared to the same period in 2012.

Salaries and employee benefits increased $595,000, or 6.3%, for the second quarter of 2013, and $1,200,000, or 6.5% for the first six months of 2013, as compared to the same periods of 2012, largely due to increased staffing levels, normal increases in salaries, higher health insurance costs and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in wealth management, lending and loan administration functions and the expected staff increases resulting from the Oldham transaction.  At June 30, 2013, the Bank had 511 full time equivalent employees compared to 482 at June 30, 2012.

Net occupancy expense decreased $29,000, or 2.0%, in the second quarter of 2013, and $167,000, or 5.9% in the first six months of 2013, as compared to the same periods of 2012, primarily due to a $150,000 one-time rent refund on certain leased facilities which lowered rent expense in the first quarter of 2013.

Data processing expense increased $297,000, or 19.5% in the second quarter of 2013, and $340,000, or 12.0% for the first six months of 2013, compared to the same periods of 2012, largely due to increased computer equipment maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense decreased $40,000 or 12.3% for the second quarter of 2013, and $41,000, or 6.6% for the first six months of 2013, as compared to the same periods in 2012.  These fluctuations relate to a variety of factors, none of which were individually significant.

FDIC insurance expense increased $11,000, or 3.2%, for the second quarter of 2013, and $10,000 or 1.4% for the first six months of 2013, as compared to the same periods in 2012.  The assessment is calculated and adjusted quarterly by the FDIC.

In connection with the Oldham acquisition, Bancorp incurred expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations, professional services, costs related to termination of existing contractual arrangements of Oldham to purchase various services; initial marketing and promotion expenses designed to introduce Bancorp to its new customers; and printing, postage, supplies, and other costs of completing the transaction.

A summary of acquisition costs included in the consolidated statement of income follows:

(in thousands)	Amount
Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total acquisition costs	$1,548

Other non-interest expenses decreased $68,000 or 2.0% in the second quarter of 2013, and increased $267,000 or 4.6% for the first six months of 2013, as compared to the same periods in 2012. The year to date increase is due largely to an increase of $126,000 in MSR amortization and $98,000 in amortization of the core deposit intangible asset recorded as a result of the Oldham transaction.  This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Bancorp’s second quarter efficiency ratio was 63.72% compared with 59.05% in the second quarter last year.  Excluding acquisition costs and gains and expenses resulting from the Oldham transaction, the adjusted efficiency ratio for the second quarter of 2013 was 59.38%.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

Income Taxes

In the second quarter of 2013, Bancorp recorded income tax expense of $2,732,000, compared to $2,499,000 for the same period in 2012.  The effective rate for the three month period was 29.9% in 2013 and 29.1% in 2012.  Bancorp recorded income tax expense of $5,751,000 for the first six months of 2013, compared to $4,981,000 for the same period in 2012.  The effective rate for the six month period was 30.4% in 2013 and 28.3% in 2012.  The increase in the effective tax rate was primarily due to an increase in pre-tax net income, a reduction in tax exempt interest as a percentage of pre-tax net income, and a 2013 adjustment related to tax credits.

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

b)             Financial Condition

Balance Sheet

Total assets increased $110.3 million, or 5.1%, from $2.15 billion on December 31, 2012 to $2.26 billion on June 30, 2013.  The most significant contributor to the increase was loans, which increased $82.4 million in the first six months as the result of increased organic production and the Oldham acquisition, which contributed $38.8 million.  Securities available for sale increased $16.4 million, due largely to the Oldham acquisition, which added $53.6 million, offset by maturing securities in the first quarter which were matched with short-term seasonal deposits which also decreased in the first quarter of 2013.  Federal funds sold increased $11.1 million, while mortgage loans held for sale decreased $7.0 million.

Total liabilities increased $95.1 million, or 4.9%, from December 31, 2012 to $2.04 billion on June 30, 2013.  The most significant component of the increase was deposits, which increased $83.2 million, or 4.7%, largely as a result of the Oldham transaction, which added $122.3 million, partially offset by expected withdrawals and maturities of short-term seasonal deposits in the first quarter.  Federal funds purchased increased $12.2 million on June 30, 2013 to cover short-term funding needs.  Securities sold under agreement to repurchase decreased $2.5 million or 4.2%, and other liabilities increased $2.2 million or 9.7%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2013	December 31, 2012
Commercial and industrial	$474,255	$426,930
Construction and development	133,464	131,253
Real estate mortgage:
Commercial investment	419,035	414,084
Owner occupied commercial	321,518	304,114
1-4 family residential	180,700	166,280
Home equity - first lien	38,598	39,363
Home equity - junior lien	65,486	65,790
Subtotal: Real estate mortgage	1,025,337	989,631
Consumer	33,935	36,780

Total Loans	$1,666,991	$1,584,594

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2013 and December 31, 2012, the total loans of this nature were $11.1 million and $7.7 million respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Non-accrual loans	$20,886	$18,360
Troubled debt restructuring	8,565	10,969
Loans past due 90 days or more and still accruing	2,017	719

Non-performing loans	31,468	30,048

Foreclosed real estate	7,619	7,364

Non-performing assets	$39,087	$37,412

Non-performing loans as a percentage of total loans	1.89%	1.90%
Non-performing assets as a percentage of total assets	1.73%	1.74%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2013	December 31, 2012
Commercial and industrial	$506	$1,554
Construction and development	12,796	10,863
Real estate mortgage - commercial investment	3,605	2,077
Real estate mortgage - owner occupied commercial	1,869	1,529
Real estate mortgage - 1-4 family residential	1,904	2,278
Home equity and consumer loans	206	59
Total loans	$20,886	$18,360

Bancorp has six borrowers, all in our primary market, who account for $15.2 million or 73% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.  The balance of non-accrual loans, totaling $5.7 million, is comprised of a larger number of borrowers with smaller balances.  Each loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $36.2 million at June 30, 2013. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $402.8 million at June 30, 2013, and included an unrealized net gain of $437,000. The portfolio includes maturities of approximately $90.5 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2013, total investment securities pledged for these purposes comprised 36% of the available for sale investment portfolio, leaving $258.6 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2013, such deposits totaled $1.49 billion and represented 80% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall customer deposit balances are at historically high levels.  When overall confidence in market conditions improves, management believes corporate customers will deploy cash in their businesses, causing these balances to decrease, putting some strain on Bancorp’s liquidity position.  As of June 30, 2013, Bancorp had only $6.6 million or 0.4% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of June 30, 2013, the Bank’s additional borrowing capacity with the FHLB was approximately $336.1 million.  Additionally, the Bank had available federal funds purchased lines with correspondent banks totaling $77.7 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At June 30, 2013, the Bank may pay up to $3.6 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At June 30, 2013, stockholders’ equity totaled $220.4 million, an increase of $15.3 million since December 31, 2012.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2012.  Accumulated other comprehensive (loss) income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled a loss of $182,000 at June 30, 2013 and income of $5.4 million at December 31, 2012.  The change since year end is a reflection the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale and maturities within the investment portfolio.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Total risk-based capital (1)
Consolidated	15.00%	14.42%
Bank	12.39%	12.70%

Tier I risk-based capital (1)
Consolidated	13.75%	13.17%
Bank	11.14%	11.44%

Leverage (2)
Consolidated	11.26%	10.79%
Bank	9.11%	9.37%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

The strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement and to remain well positioned to pursue expansion and other opportunities that may arise.  $12.2 million of the increase in Bancorp’s capital during 2013 was the result of issuance of stock for the Oldham transaction.  The decrease in the capital ratios for the Bank were a result of an increase of $18.5 million of additional paid-in capital as a result of the Oldham transaction and year-to-date net income, which were offset by special dividends to Bancorp totaling $25 million in the second quarter of 2013, which were part of a tax minimization strategy.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

Amounts in thousands
(in thousands, except per share data)	June 30, 2013	December 31, 2012
Tangible Common Equity Ratio
Total equity (a)	$220,352	$205,075
Less core deposit intangible	(2,445)	—
Less goodwill	(682)	(682)
Tangible common equity (c)	$217,225	$204,393

Total assets (b)	$2,258,600	2,148,262
Less core deposit intangible	$(2,445)
Less goodwill	(682)	(682)
Total tangible assets (d)	$2,255,473	$2,147,580

Total shareholders’ equity to total assets (a/b)	9.76%	9.55%
Tangible common equity ratio (c/d)	9.63%	9.52%

Number of outstanding shares (e)	14,509	13,915

Book value per share (a/e)	$15.19	$14.74
Tangible common equity per share (c/e)	14.97	14.69

In addition to earnings per share ratios defined by US GAAP, Bancorp considers net income per share on a diluted basis, excluding acquisition costs and bargain purchase gains.  Bancorp also considers the adjusted efficiency ratio, excluding acquisition costs and bargain purchase gains. Bancorp believes these ratios are important because of their widespread use by investors as means to evaluate core earnings, as they exclude significant one-time amounts recorded in earnings.

(In thousands, except per share data)	Three months ended June 30, 2013	Six months ended June 30, 2013
Net income	$6,407	$13,175
less: bargain purchase gain	(449)	(449)
plus: acquisition costs, net of tax	1,062	1,062
Adjusted net income	$7,020	$13,788

Average shares outstanding including dilutive securities	14,243	14,055

Net income per share, diluted	$0.45	$0.94
Net income per share, diluted, excluding acquisition costs and bargain purchase gain	$0.49	$0.98

Total non-interest income as reported	$10,311	$19,539
Less gain on acquisition	(449)	(449)
Adjusted total non-interest income	9,862	19,090

Total non-interest expense	18,822	34,401
Less acquisition costs	(1,548)	(1,548)
Adjusted total non-interest expense	17,274	32,853

Net Interest income (FTE)	$19,229	$37,940

Efficiency ratio as reported	63.72%	59.85%
Adjusted efficiency ratio	59.38%	57.61%

f)                Recently Issued Accounting Pronouncements

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2013 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2013.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	601	$21.77	—	—
May 1 - May 31	5,608	23.59	—	—
June 1 - June 30	569	24.41	—	—
Total	6,778	$23.49	—	—

(1)              Activity represents shares of stock withheld to pay the exercise price of stock options or to pay taxes due upon the vesting of restricted stock or exercise of stock appreciation rights.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan in place.

Item 6.            Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. June 30, 2013
Quarterly Report on Form 10-Q, filed on August 5, 2013, formatted in eXtensible
Business Reporting Language (XBRL):
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

S.Y. BANCORP, INC.

Date: August 5, 2013	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: August 5, 2013	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer