Form 10-Q
period 2013-09-30
S Y BANCORP INC
filed 2013-11-07
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

Yes  ☐          No  ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 30, 2013, was 14,565,559.

S.Y. BANCORP, INC. AND SUBSIDIARY

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$47,048	$42,610
Federal funds sold	23,472	25,093
Mortgage loans held for sale	3,829	14,047
Securities available for sale (amortized cost of $400,498 in 2013 and $377,383 in 2012)	401,063	386,440
Federal Home Loan Bank stock	6,334	5,180
Other securities	1,013	1,000
Loans	1,709,258	1,584,594
Less allowance for loan losses	28,990	31,881
Net loans	1,680,268	1,552,713
Premises and equipment, net	39,989	36,532
Bank owned life insurance	28,920	28,149
Accrued interest receivable	5,507	5,091
Other assets	52,312	51,407
Total assets	$2,289,755	$2,148,262

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$429,297	$396,159
Interest bearing	1,453,154	1,385,534
Total deposits	1,882,451	1,781,693
Securities sold under agreements to repurchase	56,225	59,045
Federal funds purchased	31,861	16,552
Accrued interest payable	128	166
Other liabilities	29,233	22,949
Federal Home Loan Bank advances	32,422	31,882
Subordinated debentures	30,900	30,900
Total liabilities	2,063,220	1,943,187
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,553,552 and 13,915,265 shares in 2013 and 2012, respectively	9,398	7,273
Additional paid-in capital	31,618	17,731
Retained earnings	185,618	174,650
Accumulated other comprehensive (loss) income	(99)	5,421
Total stockholders’ equity	226,535	205,075
Total liabilities and stockholders’ equity	$2,289,755	$2,148,262

See accompanying notes to unaudited consolidated financial statements.

S.Y.  BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$20,233	$19,874	$58,762	$59,227
Federal funds sold	63	82	215	216
Mortgage loans held for sale	57	98	177	217
Securities — taxable	1,626	1,379	4,388	4,309
Securities — tax-exempt	288	259	853	898
Total interest income	22,267	21,692	64,395	64,867
Interest expense:
Deposits	1,209	1,725	3,833	5,652
Fed funds purchased	9	8	26	24
Securities sold under agreements to repurchase	38	46	106	138
Federal Home Loan Bank advances	221	345	657	1,072
Subordinated debentures	773	773	2,318	2,341
Total interest expense	2,250	2,897	6,940	9,227
Net interest income	20,017	18,795	57,455	55,640
Provision for loan losses	1,325	2,475	4,975	9,025
Net interest income after provision for loan losses	18,692	16,320	52,480	46,615
Non-interest income:
Investment management and trust services	4,017	3,515	12,032	10,675
Service charges on deposit accounts	2,348	2,161	6,592	6,341
Bankcard transaction revenue	1,087	985	3,068	2,967
Gains on sales of mortgage loans held for sale	659	1,277	2,333	2,882
Loss on sales of securities available for sale	—	—	(5)	—
Brokerage commissions and fees	456	651	1,693	1,844
Bank owned life insurance income	260	226	771	743
Gain on acquisition	—	—	449	—
Other	825	980	2,258	2,878
Total non-interest income	9,652	9,795	29,191	28,330
Non-interest expenses:
Salaries and employee benefits	10,508	9,711	30,186	28,189
Occupancy	1,522	1,365	4,188	4,198
Data processing	1,520	1,296	4,695	4,131
Furniture and equipment	269	347	846	965
FDIC insurance	348	398	1,055	1,095
Acquisition costs	—	—	1,548	—
Other	3,404	3,928	9,454	9,711
Total non-interest expenses	17,571	17,045	51,972	48,289
Income before income taxes	10,773	9,070	29,699	26,656
Income tax expense	3,091	2,388	8,842	7,369
Net income	7,682	6,682	20,857	19,287
Net income per share:
Basic	$0.53	$0.48	$1.47	$1.39
Diluted	$0.53	$0.48	$1.47	$1.38
Average common shares:
Basic	14,408	13,883	14,144	13,867
Diluted	14,556	13,966	14,228	13,929

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,682	$6,682	$20,857	$19,287
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $45, $202, ($2,974) and $432, respectively)	83	375	(5,523)	802
Reclassification adjustment for securities losses realized in income (net of tax of $0, $0, $2, and $0, respectively)	—	—	3	—
Other comprehensive income (loss)	83	375	(5,520)	802
Comprehensive income	$7,765	$7,057	$15,337	$20,089

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012 (Unaudited)

(In thousands)

	2013	2012
Operating activities:
Net income	$20,857	$19,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,975	9,025
Depreciation, amortization and accretion, net	4,940	4,259
Deferred income tax benefit	(1,229)	(1,487)
Gain on sales of mortgage loans held for sale	(2,333)	(2,882)
Origination of mortgage loans held for sale	(129,742)	(166,297)
Proceeds from sale of mortgage loans held for sale	142,293	160,143
Bank owned life insurance income	(771)	(743)
Increase decrease in value of private investment fund	—	(637)
Proceeds from liquidation of private investment fund	—	2,846
Loss on the disposal of premises and equipment	22	47
Loss on the sale of other real estate	365	1,177
Gain on acquisition	(449)	—
Stock compensation expense	1,473	1,118
Excess tax benefits from share-based compensation arrangements	(109)	(57)
Decrease (increase) in accrued interest receivable and other assets	3,683	(1,956)
Increase in accrued interest payable and other liabilities	4,498	3,394
Net cash provided by operating activities	48,473	27,237
Investing activities:
Purchases of securities available for sale	(282,262)	(330,192)
Proceeds from sale of securities available for sale	701	—
Proceeds from maturities of securities available for sale	337,762	321,404
Net increase in loans	(95,157)	(44,306)
Purchases of premises and equipment	(1,807)	(3,231)
Acquisition, net of cash acquired	8,963	—
Proceeds from sale of foreclosed assets	3,102	2,475
Net cash used in investing activities	(28,698)	(53,850)
Financing activities:
Net (decrease) increase in deposits	(19,677)	72,291
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	9,727	(29,864)
Proceeds from Federal Home Loan Bank advances	575	30,000
Repayments of Federal Home Loan Bank advances	(35)	(30,008)
Prepayment penalty on modification of Federal Home Loan Bank advances	—	(872)
Repayments of subordinated debentures	—	(10,000)
Issuance of common stock for options and dividend reinvestment plan	1,260	585
Excess tax benefits from share-based compensation arrangements	109	57
Common stock repurchases	(315)	(204)
Cash dividends paid	(8,602)	(7,909)
Net cash (used in) provided by financing activities	(16,958)	24,076
Net increase (decrease) in cash and cash equivalents	2,817	(2,537)
Cash and cash equivalents at beginning of period	67,703	54,920
Cash and cash equivalents at end of period	$70,520	$52,383
Supplemental cash flow information:
Income tax payments	$6,230	$8,025
Cash paid for interest	6,984	9,257
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$2,382	$3,336

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2013 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total
Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075
Net income	—	—	—	20,857	—	20,857

Other comprehensive loss, net of tax	—	—	—	—	(5,520)	(5,520)

Stock compensation expense	—	—	1,473	—	—	1,473

Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	93	309	1,784	(124)	—	1,969

Stock issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—

Stock issued for acquisition	531	1,769	10,429	—	—	12,198

Cash dividends, $0.60 per share	—	—	—	(8,602)	—	(8,602)

Shares repurchased or cancelled	(40)	(137)	(882)	104	—	(915)

Balance September 30, 2013	14,554	$9,398	$31,618	$185,618	$(99)	$226,535

See accompanying notes to unaudited consolidated financial statements.

S.Y. BANCORP, INC. AND SUBSIDIARY

(1)       Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (US GAAP) for complete financial statements.  The unaudited consolidated financial statements of S.Y. Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.  Interim results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results for the entire year.

The unaudited consolidated financial statements include the accounts of S.Y. Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  S.Y. Bancorp Capital Trust II is a Delaware statutory trust that is a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

A description of significant accounting policies is presented in the notes to the consolidated financial statements for the year ended December 31, 2012 included in S.Y. Bancorp, Inc.’s Annual Report on Form 10-K.

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

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as economic outlook and business conditions, and level and trend in delinquencies; which were combined with the historical loss rates to create the baseline factors that were allocated to the various loan categories; (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.

Prior to September 30, 2013, Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as the primary indicator of the appropriate level of allowance for loan and lease losses. During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at September 30, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process and staff.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

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

Acquired loans

Bancorp acquired loans in the second quarter of 2013 as part of the acquisition referenced in Note 2 to the unaudited consolidated financial statements.  Acquired loans were initially recorded at their acquisition date fair values.  US GAAP prohibits carryover of the allowance for loan losses as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans were based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk at the time of acquisition.

Acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that Bancorp will be unable to collect all contractually required payments were specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as accretable discount and will be recognized as interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require Bancorp to evaluate the need for an allowance for loan losses on these loans.  Subsequent improvements in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which Bancorp will reclassify as an accretable discount that will be recognized into interest income over the remaining life of the loan using the interest method. Bancorp’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on credit-impaired acquired loans would be first applied to non-accretable discount.

For acquired loans that are not deemed impaired at acquisition, the methods used to estimate the required allowance for loan losses for acquired loans is the same for originated loans.

(2)                     Acquisition

On April 30, 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK — Oldham County, Inc.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust Company.  Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.

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

(amounts in thousands)

Purchase price:
Cash	$8,297
Equity instruments (531,288 common shares of Bancorp)	12,198

Total purchase price	20,495

Identifiable assets:
Cash and federal funds sold	17,260
Investment securities	81,827
Loans	39,755
Premises and equipment	4,008
Core deposit intangible	2,543
Other assets	605

Total identifiable assets	145,998

Identifiable liabilities:
Deposits	120,435
Securities sold under agreement to repurchase	2,762
Other liabilities	1,857

Total identifiable liabilities	125,054

Net gain resulting from acquisition	$449

Acquisition costs (included in other non-interest expenses in Bancorp’s income statement for the nine months ended September 30, 2013)	$1,548

The fair value of the common shares issued as part of the consideration paid was determined based on the closing market price of Bancorp’s common shares on the acquisition date.

In the second quarter of 2013, Bancorp recorded a core deposit intangible of $2,543,000 which is being amortized over a ten year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  At September 30, 2013, the unamortized core deposit intangible was $2,298,000.

In many cases, determining the fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.

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

A summary of acquisition costs, all recorded in the second quarter 2013 consolidated statement of income, follows:

(in thousands)

Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181

Total	$1,548

(3)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

	Amortized	Unrealized
(in thousands)	cost	gains	losses	Fair value
September 30, 2013
U.S. Treasury and other U.S. government obligations	$40,000	$—	$—	$40,000
Government sponsored enterprise obligations	124,621	1,937	1,484	125,074
Mortgage-backed securities	165,636	2,156	3,151	164,641
Obligations of states and political subdivisions	70,241	1,562	455	71,348

Total securities available for sale	$400,498	$5,655	$5,090	$401,063

December 31, 2012
U.S. Treasury and other U.S. government obligations	$98,000	$—	$—	$98,000
Government sponsored enterprise obligations	83,015	2,789	56	85,748
Mortgage-backed securities	137,407	3,594	120	140,881
Obligations of states and political subdivisions	57,961	2,844	12	60,793
Trust preferred securities of financial institutions	1,000	18	—	1,018

Total securities available for sale	$377,383	$9,245	$188	$386,440

In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with a total par value of $385,000, generating a loss of $5,000.  These securities, acquired in the Oldham transaction, were sold in the ordinary course of investment management because they did not meet Bancorp’s current investment strategy.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.  No securities were sold in 2012.

There were no securities held to maturity as of September 30, 2013 or December 31, 2012.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, which is fully collateralized with a government agency security of similar duration, and holdings of stock in a correspondent bank Bancorp utilizes for various services.  Bancorp reviewed the investment in FHLB stock as of September 30, 2013, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp believes its investment in FHLB stock is not impaired.

A summary of available for sale investment securities by maturity groupings as of September 30, 2013 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes mortgage-backed securities, all of which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates of the underlying collateral.

(in thousands)	Amortized cost	Fair value
Securities available for sale
Due within 1 year	$62,177	$62,213
Due after 1 but within 5 years	113,752	115,551
Due after 5 but within 10 years	36,039	36,470
Due after 10 years	22,894	22,188
Mortgage-backed securities	165,636	164,641

Total securities available for sale	$400,498	$401,063

Securities with unrealized losses at September 30, 2013 and December 31, 2012, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses
September 30, 2013
Government sponsored enterprise obligations	$59,040	$1,484	$—	$—	$59,040	$1,484
Mortgage-backed securities	83,927	3,151	—	—	83,927	3,151
Obligations of states and political subdivisions	23,443	455	—	—	23,443	455

Total temporarily impaired securities	$166,410	$5,090	$—	$—	$166,410	$5,090

December 31, 2012
Government sponsored enterprise obligations	$29,996	$56	$—	$—	$29,996	$56
Mortgage-backed securities	16,609	120	—	—	16,609	120
Obligations of states and political subdivisions	2,292	12	—	—	2,292	12

Total temporarily impaired securities	$48,897	$188	$—	$—	$48,897	$188

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  The fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased.   These investments consist of 142 and 14 separate investment

positions as of September 30, 2013 and December 31, 2012, respectively, which are not considered other-than-temporarily impaired.   Because Bancorp does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, management does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

(4)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$500,478	$426,930
Construction and development	135,786	131,253
Real estate mortgage	1,038,864	989,631
Consumer	34,130	36,780

Total loans	$1,709,258	$1,584,594

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012.

	Type of loan
	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total
September 30, 2013
Loans	$500,478	$135,786	$1,038,864	$34,130	$1,709,258

Loans individually evaluated for impairment	$8,461	$9,870	$10,450	$88	$28,869

Loans collectively evaluated for impairment	$491,384	$124,647	$1,027,906	$34,021	$1,677,958

Loans acquired with deteriorated credit quality	$633	$1,269	$508	$21	$2,431

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881
Provision	2,598	3,838	5,042	243	(6,746)	4,975
Charge-offs	(257)	(6,440)	(1,817)	(519)	—	(9,033)
Recoveries	434	164	153	416	—	1,167
At September 30, 2013	$8,724	$2,098	$17,666	$502	$—	$28,990

Allowance for loans individually evaluated for impairment	$682	$148	$744	$86		$1,660

Allowance for loans collectively evaluated for impairment	$8,042	$1,950	$16,922	$416	$—	$27,330

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Type of loan
	Commercial	Construction	Real estate
(in thousands)	and industrial	and development	mortgage	Consumer	Total
December 31, 2012
Loans	$426,930	$131,253	$989,631	$36,780	$1,584,594

Loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
At December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—		$3,617

Allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as economic outlook and business conditions, and level and trend in delinquencies; which were combined with the historical loss rates to create the baseline factors that were allocated to the various loan categories; (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustments. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at September 30, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process and staff.   Because Bancorp has refined its allowance calculation during 2013 such that it no longer maintains unallocated allowance at September 30, 2013, Bancorp’s allocation of its allowance at September 30, 2013 is not comparable with prior periods.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development

•                  Real estate mortgage

•                  Consumer

Bancorp did not have any acquired loans with deteriorated credit quality at December 31, 2012.  Bancorp has loans that were acquired in the Oldham acquisition in the second quarter of 2013, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at September 30, 2013.

The changes in accretable discount related to credit impaired acquired loans are as follows:

(in thousands)
Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(22)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at September 30, 2013	$152

The following table presents loans individually evaluated for impairment as of September 30, 2013 and December 31, 2012.

		Unpaid		Average
	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment
September 30, 2013
Loans with no related allowance recorded
Commercial and industrial	$1,246	$1,889	$—	$5,416
Construction and development	8,576	10,288	—	2,316
Real estate mortgage	5,878	7,236	—	6,016
Consumer	2	41	—	3
Subtotal	15,702	19,454	—	13,751

Loans with an allowance recorded
Commercial and industrial	$7,215	$7,215	$682	$3,070
Construction and development	1,294	1,919	148	9,265
Real estate mortgage	4,572	5,539	744	3,695
Consumer	86	86	86	22
Subtotal	13,167	14,759	1,660	16,052

Total
Commercial and industrial	$8,461	$9,104	$682	$8,486
Construction and development	9,870	12,207	148	11,581
Real estate mortgage	10,450	12,775	744	9,711
Consumer	88	127	86	25
Total	$28,869	$34,213	$1,660	$29,803

		Unpaid		Average
	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment
December 31, 2012
Loans with no related allowance recorded
Commercial and industrial	$6,735	$7,591	$—	$6,226
Construction and development	352	2,187	—	2,097
Real estate mortgage	6,996	7,752	—	5,397
Consumer	4	25	—	21
Subtotal	14,087	17,555	—	13,741

Loans with an allowance recorded
Commercial and industrial	1,932	5,103	156	3,294
Construction and development	10,511	11,135	2,898	5,929
Real estate mortgage	2,799	2,948	563	6,145
Subtotal	15,242	19,186	3,617	15,368

Total
Commercial and industrial	$8,667	$12,694	$156	$9,520
Construction and development	10,863	13,322	2,898	8,026
Real estate mortgage	9,795	10,700	563	11,542
Consumer	4	25	—	21
Total	$29,329	$36,741	$3,617	$29,109

Differences between the recorded investment amounts and the unpaid principal balance amounts are due to fair value adjustments recorded for loans acquired and partial charge-offs which have occurred over the life of loans.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $1,615,000 at September 30, 2013, and $719,000 at December 31, 2012.

The following table presents the recorded investment in non-accrual loans as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$456	$1,554
Construction and development	9,870	10,863
Real estate mortgage	9,956	5,939
Consumer	2	4

Total	$20,284	$18,360

As of September 30, 2013 and December 31, 2012, Bancorp had $8.6 million and $11.0 million, respectively, of loans classified as TDR. The following table presents the recorded investment in loans modified and classified as TDR during the nine months ended September 30, 2013 and 2012.

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
(dollars in thousands)	contracts	investment	investment
September 30, 2013
Commercial and industrial	1	$789	$789
Consumer	1	86	86

Total	2	$875	$875

September 30, 2012
Commercial and industrial	3	$5,752	$5,752
Real estate mortgage	2	505	505

Total	5	$6,257	$6,257

The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of September 30, 2013 and 2012.

	Number of
(dollars in thousands)	Contracts	Recorded Investment
September 30, 2013
Real estate mortgage	2	$2,426

Total	2	$2,426

September 30, 2012
Commercial and industrial	1	$619
Real estate mortgage	2	2,034
Total	3	$2,653

At September 30, 2013, loans accounted for as TDR included those for which there had been modifications from original terms due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties, and limited forgiveness of principal.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at September 30, 2013, had a total allowance allocation of $957,000, compared to $295,000 at December 31, 2012.

At September 30, 2013 and December 31, 2012, Bancorp had outstanding commitments to lend additional funds totaling $48,000 and $187,000, respectively, to borrowers whose loans have been modified as TDR.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing
September 30, 2013
Commercial and industrial	$42	$160	$1,144	$1,346	$499,132	$500,478	$688
Construction and development	845	—	9,870	10,715	125,071	135,786	—
Real estate mortgage	3,734	830	10,883	15,447	1,023,417	1,038,864	927
Consumer	257	86	2	345	33,785	34,130	—
Total	$4,878	$1,076	$21,899	$27,853	$1,681,405	$1,709,258	$1,615
December 31, 2012
Commercial and industrial	$212	$42	$1,554	$1,808	$425,122	$426,930	$—
Construction and development	—	4,284	10,862	15,146	116,107	131,253	—
Real estate mortgage	3,771	1,952	6,424	12,147	977,484	989,631	485
Consumer	79	—	238	317	36,463	36,780	234
Total	$4,062	$6,278	$19,078	$29,418	$1,555,176	$1,584,594	$719

Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends.  Pass-rated loans included all risk-rated loans other than those classified as special mention, substandard, and doubtful, which are defined below:

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

•                  Substandard non-performing:  Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings.

•                  Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of September 30, 2013 and December 31, 2012, the balances in risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)	Commercial and industrial	Construction and development	Real estate mortgage	Consumer	Total
September 30, 2013
Grade
Pass	$477,981	$109,223	$1,006,353	$33,956	$1,627,513
Special mention	12,983	7,091	17,916	86	38,076
Substandard	365	9,602	3,218	—	13,185
Substandard non-performing	9,149	9,870	11,377	88	30,484
Doubtful	—	—	—	—	—
Total	$500,478	$135,786	$1,038,864	$34,130	$1,709,258
December 31, 2012
Grade
Pass	$404,045	$113,559	$925,674	$36,542	$1,479,820
Special mention	11,097	6,831	26,770	—	44,698
Substandard	4,482	—	26,901	—	31,383
Substandard non-performing	7,306	10,863	10,286	238	28,693
Doubtful	—	—	—	—	—
Total	$426,930	$131,253	$989,631	$36,780	$1,584,594

(5)                     Federal Home Loan Bank Advances

The Bank had outstanding borrowings of $32.4 million at September 30, 2013, via six separate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the final four advances totaling $2,422,000, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	September 30, 2013		December 31, 2012
(In thousands)	Advance	Rate	Advance	Rate
2013	$10,000	1.90%	$10,000	1.90%
2015	20,000	3.34%	20,000	3.34%
2021	575	2.12%	—	—
2024	411	2.40%	420	2.40%
2028	1,436	1.46%	1,462	1.46%

	$32,422	2.78%	$31,882	2.79%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. The Bank views these borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At September 30, 2013, the amount of available credit from the FHLB totaled $342.9 million.

(6)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no indication of impairment.  Bancorp currently has goodwill in the amount of $682,000 from the 1996 acquisition of an Indiana bank.  This goodwill is assigned to the commercial banking segment of Bancorp.

In the second quarter of 2013, Bancorp recorded a core deposit intangible totaling $2,543,000 arising from the Oldham acquisition.  This intangible asset is being amortized over a ten-year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.   At September 30, 2013, the unamortized core deposit intangible was $2,298,000.

Mortgage servicing rights (MSRs) are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  The estimated fair values of MSRs at September 30, 2013 and December 31, 2012 were $3,292,000 and $2,702,000, respectively.  The total outstanding principal balances of loans serviced for others were $432,132,000 and $374,079,000 at September 30, 2013, and December 31, 2012, respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2013 and 2012 are shown in the following table.

(in thousands)	2013	2012
Balance at beginning of period	$2,088	$1,630
Originations	682	884
Amortization	(755)	(573)
Balance at September 30	$2,015	$1,941

(7)                     Defined Benefit Retirement Plan

The Bank sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants or defined benefits to remaining participants.  Benefits vest based on 25 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from the Bank’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36,000 for each of the three months ended September 30, 2013 and 2012.  For the nine months ended September 30, 2013 and 2012, the net periodic benefit costs totaled $107,000 and $106,000, respectively.

(8)                     Commitments and Contingent Liabilities

As of September 30, 2013, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the unaudited consolidated financial statements. In management’s opinion, commitments to extend credit of $452.1 million, including standby letters of credit of $14.8 million, are not anticipated to result in significant losses as of September 30, 2013.  Commitments to extend credit were $401.1 million, including letters of credit of $14.8 million, as of December 31, 2012.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Also, as of September 30, 2013, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(9)                     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  None of this stock has been issued to date.

(10)              Stock-Based Compensation

The fair value of all new and modified stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of September 30, 2013, there were 505,012 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

Grants of restricted stock units (RSUs) to executive officers vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, the fair value of these RSUs is estimated based upon the fair value of the underlying shares on the date of the grant, adjusted for non-payment of dividends.

Bancorp reduces future stock-based compensation expense by estimated forfeitures at the grant date.  These forfeiture estimates are based on historical experience.  Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the unaudited consolidated statements of income, as follows:

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense before income taxes	$488	$378	$1,473	$1,118
Deferred tax benefit	(171)	(132)	(516)	(391)
Reduction of net income	$317	$246	$957	$727

Bancorp expects to record an additional $470,000 of stock-based compensation expense in 2013 for equity grants outstanding as of September 30, 2013.  As of September 30, 2013, Bancorp has $3,607,000 of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $1,260,000 and $562,000 from the exercise of options during the first nine months of 2013 and 2012, respectively.

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

The expected life of options and SARs is based on actual experience of past like-term options.  Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

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

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2013 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2012
Vested and exercisable	681	$20.17-26.83	$23.42	$271	$5.33	3.5
Unvested	246	21.03-26.83	22.62	77	4.67	7.9
Total outstanding	927	20.17-26.83	23.21	348	5.15	4.7

Granted	54	22.89	22.89	292	3.61
Exercised	(117)	20.17-26.83	21.49	557	4.74
Forfeited	(4)	21.03-23.76	22.78	19	4.88

At September 30, 2013
Vested and exercisable	642	20.17-26.83	23.66	2,997	5.38	3.4
Unvested	218	21.03-24.87	22.70	1,228	4.36	7.9
Total outstanding	860	20.17-26.83	23.42	$4,225	5.12	4.6

Vested during year	79	21.03-24.87	22.56	$458	4.81

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.  In the first quarter of 2013, Bancorp granted 53,598 SARs at the current market price of $22.89 and a Black-Scholes fair value of $3.61. In the first quarter of 2013, Bancorp granted 55,275 shares of restricted common stock at the weighted average current market price of $22.93.  In 2013 and 2012, Bancorp awarded performance-based RSUs with fair values of $20.38 and

$20.57, respectively to executive officers of the Bank, the three-year performance period for which began January 1 of the award year. Bancorp believes the most likely vesting of all RSUs will be 62,389 shares of common stock. There were no grants of SARs or restricted common stock in the second or third quarters of 2013. No stock options have been granted since 2007.

(11)              Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2013 and 2012, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended September 30		Nine months ended September 30
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$7,682	$6,682	$20,857	$19,287
Average shares outstanding	14,408	13,883	14,144	13,867
Dilutive securities	148	83	84	62

Average shares outstanding including dilutive securities	14,556	13,966	14,228	13,929

Net income per share, basic	$0.53	$0.48	$1.47	$1.39
Net income per share, diluted	$0.53	$0.48	$1.47	$1.38

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2013 and 2012 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended September 30, 2013
Net interest income	$19,978	$39	$20,017
Provision for loan losses	1,325	—	1,325
Investment management and trust services	—	4,017	4,017
All other non-interest income	5,621	14	5,635
Non-interest expense	15,215	2,356	17,571
Income before income taxes	9,059	1,714	10,773
Tax expense	2,485	606	3,091
Net income	$6,574	$1,108	$7,682

Three months ended September 30, 2012
Net interest income	$18,759	$36	$18,795
Provision for loan losses	2,475	—	2,475
Investment management and trust services	—	3,515	3,515
All other non-interest income	6,264	16	6,280
Non-interest expense	14,973	2,072	17,045
Income before income taxes	7,575	1,495	9,070
Tax expense	1,865	523	2,388
Net income	$5,710	$972	$6,682

Nine months ended September, 2013
Net interest income	$57,347	$108	$57,455
Provision for loan losses	4,975	—	4,975
Investment management and trust services	—	12,032	12,032
All other non-interest income	17,114	45	17,159
Non-interest expense	45,176	6,796	51,972
Income before income taxes	24,310	5,389	29,699
Tax expense	6,938	1,904	8,842
Net income	$17,372	$3,485	$20,857

Nine months ended September, 2012
Net interest income	$55,528	$112	$55,640
Provision for loan losses	9,025	—	9,025
Investment management and trust services	—	10,675	10,675
All other non-interest income	17,604	51	17,655
Non-interest expense	42,021	6,268	48,289
Income before income taxes	22,086	4,570	26,656
Tax expense	5,769	1,600	7,369
Net income	$16,317	$2,970	$19,287

(13)              Income Taxes

An analysis of the difference between the statutory and effective tax rates for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(2.0)	(3.2)
Tax credits	(2.2)	(2.9)
Cash surrender value of life insurance	(1.8)	(1.8)
State income taxes	0.7	1.0
Non-taxable gain on acquisition	(0.5)	—
Non-deductible acquisition costs	0.3	—
Other, net	0.3	(0.5)
Effective tax rate	29.8%	27.6%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of September 30, 2013 and December 31, 2012, the gross amount of unrecognized tax benefits was $37,000 and $70,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

During the third quarter of 2013, Bancorp was notified that the IRS will examine Bancorp’s 2011 income tax return.  This examination could result in increased tax payments, interest and penalties.  While management believes tax positions are appropriate, the IRS could challenge Bancorp’s positions as a part of this examination.  Federal and state income tax returns are subject to examination for the tax return years after 2009.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of September 30, 2013 and December 31, 2012, the amount accrued for the potential payment of interest and penalties was $2,000 and $4,000, respectively.

(14)              Fair Value Measurements

Bancorp follows the provisions of authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. It prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  It also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

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

Bancorp’s policy is to maximize use of observable inputs and minimize use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp uses its own estimates generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at September 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$40,000	$—	$40,000	$—
Government sponsored enterprise obligations	125,074	—	$125,074	—
Mortgage-backed securities	164,641	—	164,641	—
Obligations of states and political subdivisions	71,348	—	71,348	—

Total investment securities available for sale	401,063	—	401,063	—

Interest rate swaps	301	—	301	—

Total assets	$401,364	$—	$401,364	$—

Liabilities

Interest rate swaps	$301	$—	$301	$—

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	$—	$98,000	$—
Government sponsored enterprise obligations	85,748	—	$85,748	—
Mortgage-backed securities	140,881	—	140,881	—
Obligations of states and political subdivisions	60,793	—	60,793	—
Trust preferred securities of financial institutions	1,018	1,018	—	—

Total investment securities available for sale	386,440	1,018	385,422	—

Interest rate swaps	415	—	415	—

Total assets	$386,855	$1,018	$385,837	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At September 30, 2013 and December 31, 2012 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, MSRs are not included in either table below for September 30, 2013 or December 31, 2012.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded carrying value, mortgage loans held for sale are not included in either table below for September 30, 2013 or December 31, 2012.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At September 30, 2013 and December 31, 2012, the carrying value of other real estate owned was $6,565,000 and $7,364,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at September 30, 2013 and December 31, 2012.

For impaired loans in the following table, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of September 30, 2013, total impaired loans with a valuation allowance were $13.2 million, and the specific allowance totaled $1.7 million, resulting in a fair value of $11.5 million, compared to total impaired loans with a valuation allowance of $15.2 million, and the specific allowance allocation totaling $3.6 million, resulting in a fair value of $11.6 million at December 31, 2012.  Losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 9 month
	Fair value at September 30, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2013
Impaired loans	$11,507	$—	$—	$11,507	$(1,181)

					Losses for 9 month
	Fair value at December 31, 2012				period ended
	Total	Level 1	Level 2	Level 3	September 30, 2012
Impaired loans	$11,625	$—	$—	$11,625	$(1,272)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended September 30, 2013, there were no transfers between Levels 1, 2, or 3.

(15)              Fair Value of Financial Instruments

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments at September 30, 2013 and December 31, 2012.

	Carrying
(in thousands)	amount	Fair value	Level 1	Level 2	Level 3
September 30, 2013
Financial assets
Cash and short-term investments	$70,520	$70,520	$70,520	$—	$—
Mortgage loans held for sale	3,829	3,919	—	3,919	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,680,268	1,692,142	—	—	1,692,142
Accrued interest receivable	5,507	5,507	5,507	—	—

Financial liabilities
Deposits	$1,882,451	$1,885,158	$—	$1,885,158	$—
Short-term borrowings	88,086	88,086	—	88,086	—
Long-term borrowings	63,322	64,582	—	64,582	—
Accrued interest payable	128	128	128	—	—

Off balance sheet financial instruments
Commitments to extend credit	$437,249	$—	$—	$—	$—
Standby letters of credit	14,814	(222)	—	—	(222)

December 31, 2012

Financial assets
Cash and short-term investments	$67,703	$67,703	$67,703	$—	$—
Mortgage loans held for sale	14,047	14,431	—	14,431	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,552,713	1,583,018	—	—	1,583,018
Accrued interest receivable	5,091	5,091	5,091	—	—

Financial liabilities
Deposits	$1,781,693	$1,786,046	$—	$1,786,046	$—
Short-term borrowings	75,597	75,597	—	75,597	—
Long-term borrowings	62,782	62,826	—	62,826	—
Accrued interest payable	166	166	166	—	—

Off balance sheet financial instruments
Commitments to extend credit	$386,372	$—	$—	$—	$—
Standby letters of credit	14,757	(221)	—	—	(221)

Management used the following methods and assumptions to estimate fair value of each class of financial instrument for which it is practicable to estimate the value.

Cash, short-term investments, accrued interest receivable/payable and short-term borrowings

For these short-term instruments, carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank stock and other securities

For these securities without readily available market values, carrying amount is a reasonable estimate of fair value.

Mortgage loans held for sale

Fair value of mortgage loans held for sale is determined by market quotes for similar loans based on loan type, term, rate, size and the borrower’s credit score.

Loans, net

US GAAP prescribes the exit price concept for estimating fair value of loans.  Because there is not a liquid market (exit price) for trading predominant types of loans in Bancorp’s portfolio, fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (e.g. entrance price).

Deposits

Fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair value of fixed-rate certificates of deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.

Long-term borrowings

Fair value of long-term borrowings is estimated by discounting future cash flows using estimates of current market rate for instruments with similar terms and remaining maturities.

Commitments to extend credit and standby letters of credit

Fair values of commitments to extend credit are estimated using fees currently charged to enter into similar agreements and the creditworthiness of the customers. Fair values of standby letters of credit are based on fees currently charged for similar agreements or estimated cost to terminate them or otherwise settle obligations with counterparties at the reporting date.

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  Changes in assumptions could significantly affect estimates.

(16)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2013.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2013 and December 31, 2012.

	Actual		Minimum for adequately capitalized	Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total risk-based capital (1)
Consolidated	$276,936	14.91%	$148,591	8.00%	NA	NA
Bank	231,410	12.51%	147,984	8.00%	$184,980	10.00%

Tier I risk-based capital (1)
Consolidated	$253,654	13.66%	$74,276	4.00%	NA	NA
Bank	208,220	11.26%	73,968	4.00%	$110,952	6.00%

Leverage (2)
Consolidated	$253,654	11.21%	$67,882	3.00%	NA	NA
Bank	208,220	9.23%	67,677	3.00%	$112,795	5.00%

December 31, 2012

Total risk-based capital (1)
Consolidated	$250,837	14.42%	$139,161	8.00%	NA	NA
Bank	220,133	12.70%	138,666	8.00%	$173,333	10.00%

Tier I risk-based capital (1)
Consolidated	$228,972	13.17%	$69,544	4.00%	NA	NA
Bank	198,339	11.44%	69,349	4.00%	$104,024	6.00%

Leverage (2)
Consolidated	$228,972	10.79%	$63,662	3.00%	NA	NA
Bank	198,339	9.37%	63,502	3.00%	$105,837	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for S.Y. Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2013 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2013 compared to the year ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2013 through September 30

Bancorp completed the first nine months of 2013 with net income of $20.9 million or 8% more than the comparable period of 2012. The increase is due primarily to a lower provision for loan losses, higher non-interest income and net interest income, partially offset by increased non-interest expenses and income tax expense.  Diluted earnings per share for the first nine months of 2013 were $1.47, compared to the first nine months of 2012 at $1.38.  Bancorp’s results for the first nine months of 2013 included the effect of several unusual items.  Excluding these items, net income for the year-to-date period ended September 30, 2013, was $21.1 million or $1.49 per diluted share.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

On April 30, 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK — Oldham County, Inc.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust Company.  Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.  The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.  In connection with the Oldham acquisition, Bancorp incurred expenses totaling $1,548,000 related to executing the transaction and integrating and conforming acquired operations with and into Bancorp.

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

Net interest income increased $1,815,000, or 3.3%, for the first nine months of 2013, compared to the same period in 2012.  The net interest margin declined to 3.78% for the first nine months of 2013, compared to 3.99% for the same period in 2012.  Interest income decreased as the negative effect of declining interest rates earned offset the positive effect of increased volumes on earning assets. Interest expense decreased even further due to lower funding costs on deposits arising from lower interest rates, a more favorable deposit mix, and fewer outstanding FHLB borrowings. Core net interest margin is addressed in the notes to the average balance sheets later in this section.

Also favorably impacting 2013 results, Bancorp’s provision for loan losses was $5.0 million for the first nine months of 2013, compared to $9.0 million in the first nine months of 2012.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.  Bancorp’s allowance for loan losses was 1.70% of total loans at September 30, 2013, compared to 2.01% of total loans at December 31, 2012, and 1.98% at September 30, 2012.

Total non-interest income in the first nine months of 2013 increased $861,000 compared to the same period in 2012, and remained consistent at 34% of total revenues, reflecting increases in investment management and trust services, service charges on deposit accounts, bankcard transaction revenue, and the gain on the Oldham acquisition, partially offset by a decrease in gains on sales of mortgage loans.

Total non-interest expense in the first nine months of 2013 increased $3.7 million, or 7.6%, compared to the same period in 2012 due to one-time acquisition costs related to the Oldham transaction, increases in personnel costs and data processing expenses.  These increases were partially offset by decreases in furniture and equipment expense and other expenses.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.78% as of September 30, 2013, compared to 9.52% at December 31, 2012.  See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)      Results Of Operations

Net income of $7,682,000 for the three months ended September 30, 2013 increased $1.0 million, or 15.0%, from $6,682,000 for the comparable 2012 period.  Basic net income per share was $0.53 for the third quarter of 2013, an increase of 10.4% from the $0.48 for the third quarter of 2012.  Net income per share on a diluted basis was $0.53 for the third quarter of 2013, compared to $0.48 for the third quarter of 2012, a 10.4% increase.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.35% and 13.70%, respectively, for the third quarter of 2013, compared to 1.27% and 13.31%, respectively, for the same period in 2012.

Net income of $20,857,000 for the nine months ended September 30, 2013 increased $1,570,000, or 8.1%, from $19,287,000 for the comparable 2012 period.  Basic net income per share was $1.47 for the first nine months of 2013, an increase of 5.8% from the $1.39 for the first nine months of 2012.  Net income per share on a diluted basis was also $1.47 for the first nine months of 2013 compared to $1.38 for the same period of 2012, an increase of 6.5%.

Bancorp’s results for the third quarter and first nine months of 2013 included the effect of several unusual items.  Excluding these items, net income for the third quarter of 2013 and year-to-date period ended

September 30, 2013, was $7.4 million or $0.51 per diluted shares and $21.1 million or $1.49 per diluted share, respectively.   See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.27% and 12.86%, respectively, for the first nine months of 2013, compared to 1.26% and 13.20%, respectively, for the same period in 2012.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2013 and 2012 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended September 30
	2013			2012
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets:
Federal funds sold	$75,705	$63	0.33%	$110,263	$82	0.30%
Mortgage loans held for sale	5,685	57	3.98%	11,776	98	3.31%
Securities:
Taxable	301,413	1,554	2.05%	211,424	1,321	2.49%
Tax-exempt	58,642	412	2.79%	49,195	371	3.00%
FHLB stock and other securities	7,347	72	3.89%	6,180	58	3.73%
Loans, net of unearned income	1,674,049	20,362	4.83%	1,551,423	20,107	5.16%
Total earning assets	2,122,841	22,520	4.21%	1,940,261	22,037	4.52%
Less allowance for loan losses	33,038			32,786
	2,089,803			1,907,475

Non-earning assets:
Cash and due from banks	34,213			32,279
Premises and equipment	39,910			37,760
Accrued interest receivable and other assets	101,011			115,998
Total assets	$2,264,937			$2,093,512

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$402,246	$88	0.09%	$318,568	$123	0.15%
Savings deposits	100,532	11	0.04%	80,631	16	0.08%
Money market deposits	590,895	313	0.21%	555,450	478	0.34%
Time deposits	359,861	797	0.88%	376,228	1,108	1.17%
Securities sold under agreements to repurchase	64,652	38	0.23%	57,878	46	0.32%
Fed funds purchased and other short term borrowings	19,628	9	0.18%	19,366	8	0.16%
FHLB advances	31,970	221	2.74%	60,424	345	2.27%
Long-term debt	30,900	773	9.92%	30,900	773	9.95%

Total interest bearing liabilities	1,600,684	2,250	0.56%	1,499,445	2,897	0.77%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	413,695			346,942
Accrued interest payable and other liabilities	28,030			47,359
Total liabilities	2,042,409			1,893,746

Stockholders’ equity	222,528			199,766

Total liabilities and stockholders’ equity	$2,264,937			$2,093,512
Net interest income		$20,270			$19,140
Net interest spread			3.65%			3.75%
Net interest margin			3.79%			3.92%

	Nine months ended September 30
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$93,664	$215	0.31%	$96,366	$216	0.30%
Mortgage loans held for sale	6,661	177	3.55%	7,771	217	3.73%
Securities:
Taxable	269,288	4,193	2.08%	208,066	4,136	2.66%
Tax-exempt	53,860	1,220	3.03%	51,181	1,285	3.35%
FHLB stock and other securities	6,771	195	3.85%	6,096	173	3.79%
Loans, net of unearned income	1,628,261	59,150	4.86%	1,529,440	59,928	5.23%

Total earning assets	2,058,505	65,150	4.23%	1,898,920	65,955	4.64%
Less allowance for loan losses	33,046			31,859
	2,025,459			1,867,061

Non-earning assets:
Cash and due from banks	33,212			31,137
Premises and equipment	38,255			37,794
Accrued interest receivable and other assets	96,084			115,320

Total assets	$2,193,010			$2,051,312

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$375,408	$274	0.10%	$312,885	$402	0.17%
Savings deposits	94,807	29	0.04%	77,307	48	0.08%
Money market deposits	574,991	911	0.21%	531,527	1,407	0.35%
Time deposits	369,247	2,619	0.95%	386,653	3,795	1.31%
Securities sold under agreements to repurchase	58,881	106	0.24%	59,507	138	0.31%
Fed funds purchased and other short term borrowings	20,370	26	0.17%	20,084	24	0.16%
FHLB advances	31,904	657	2.75%	60,426	1,072	2.37%
Long-term debt	30,900	2,318	10.03%	31,666	2,341	9.88%

Total interest bearing liabilities	1,556,508	6,940	0.60%	1,480,055	9,227	0.83%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	393,319			329,658
Accrued interest payable and other liabilities	26,304			46,382
Total liabilities	1,976,131			1,856,095

Stockholders’ equity	216,879			195,217

Total liabilities and stockholders’ equity	$2,193,010			$2,051,312
Net interest income		$58,210			$56,728
Net interest spread			3.63%			3.81%
Net interest margin			3.78%			3.99%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $253,000 and $344,000, respectively, for the three month periods ended September 30, 2013 and 2012 and $755,000 and $1,088,000, respectively, for the nine month periods ended September 30, 2013 and 2012.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $20.3 million for the three months ended September 30, 2013 increased $1.2 million, or 5.9%, from $19.1 million when compared to the same period last year. Net interest spread and net interest margin were 3.65% and 3.79%, respectively, for the third quarter of 2013 and 3.75% and 3.92%, respectively, for the third quarter of 2012. Net interest income for the third quarter of 2013 continued to reflect a higher amount of prepayment fees, late penalties and interest adjustments, and also included approximately $378 thousand for an interest adjustment on a non-accrual loan. Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin was 3.63% for the third quarter of 2013. The table below shows the most recent five quarters of net interest margin and core net interest margin. See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures.

	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Net interest margin	3.79%	3.72%	3.83%	3.78%	3.92%
Prepayment penalties / late charges	-0.06%	-0.04%	-0.06%	-0.04%	-0.07%
Interest adjustment on non-accrual loan	-0.07%
Accretion of fair value adjustments	-0.03%	-0.02%
Core net interest margin	3.63%	3.66%	3.77%	3.74%	3.85%

Fully taxable equivalent net interest income of $58.2 million for the nine months ended September 30, 2013 increased $1.5 million, or 2.6%, from $56.7 million when compared to the same period last year. Net interest spread and net interest margin were 3.63% and 3.78%, respectively, for the first nine months of 2013 and 3.81% and 3.99%, respectively, for the first nine months of 2012.

The net interest margin for the first nine months of 2013 and 2012 included the impact of interest adjustments and penalties paid by customers due to the early repayment of loans which added an estimated 10 and 6 basis points to the 2013 and 2012 margins, respectively.  The net interest margin was negatively affected by an ongoing low interest rate environment and a competitive loan market, both of which are likely to continue in the foreseeable future.  Increasing competitive loan pricing could negatively impact net interest margin in future quarters.

Approximately $621.6 million, or 36%, of the Bank’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $331.6 million of variable rate loans have reached their contractual floor of 4% or higher.  Approximately $102.2 million of variable rate loans have contractual floors below 4%.  The remaining $187.8 million of variable rate loans have no contractual floor. The Bank intends to establish floors whenever possible upon acquisition of new customers.  The Bank’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of the Bank’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $159.6 million or 8.4%, to $2.06 billion for the first nine months of 2013 compared to 2012, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $76.5 million, or 5.2%, to $1.56 billion for the first nine months of 2013 compared to 2012 primarily due to increases in interest bearing demand, savings and money market deposits, partially offset by decreases in certificates of deposits, securities sold under agreements to repurchase and FHLB advances.  Growth in overall deposits supports loan growth, while decreasing time deposit balances and FHLB advances contribute to lower interest expense.

In the third quarter of 2013, Bancorp announced that it intends to redeem $30.0 million, or the entire outstanding amount, of its 10% fixed-rate cumulative trust preferred securities resulting in $3.0 million savings of interest expense in 2014 and forward. The redemption price will be equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption.

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

The September 30, 2013 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change

Increase 200bp	(4.79)%
Increase 100bp	(3.48)
Decrease 100bp	(2.68)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise approximately 19% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.  In a declining rate environment, the current level of rates on deposits allows little opportunity to further lower rates. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Undesignated derivative instruments described in Note 14 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Provision for Loan Losses

The provision for loan losses was $1.3 million and $2.5 million for the third quarter of 2013 and 2012, respectively, and $5.0 million and $9.0 million for the first nine months of 2013 and 2012, respectively.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings.  Management continues to see favorable trends in credit quality metrics and believes Bancorp remains adequately reserved based on its current assessment of overall risk in the loan portfolio.  Bancorp intends to remain cautious in assessing the potential risk in its loan portfolio and expects to maintain the allowance for loan losses at recently high levels, at least for the near term, until credit metrics improve further.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss for impaired loans.  For all loans graded, but not individually reviewed for specific allowance allocations, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2013.

Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors) such as economic outlook and business conditions, and level and trend in delinquencies; which were combined with the historical loss rates to create the baseline factors that were allocated to the various loan categories; (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at September 30, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process and staff.  This refined allowance calculation did not result in additional overall recovery or provision for loan losses for 2013.  As a result of the refined allowance calculation, the allocation of our allowance is not comparable with periods prior to September 30, 2013.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2013 and 2012 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2013	2012	2013	2012

Balance at the beginning of the period	$31,980	$31,773	$31,881	$29,745
Provision for loan losses	1,325	2,475	4,975	9,025
Loan charge-offs, net of recoveries	(4,315)	(3,003)	(7,866)	(7,525)
Balance at the end of the period	$28,990	$31,245	$28,990	$31,245
Average loans, net of unearned income	$1,684,714	$1,583,269	$1,638,133	$1,560,712
Provision for loan losses to average loans (1)	0.08%	0.16%	0.30%	0.58%
Net loan charge-offs to average loans (1)	0.26%	0.19%	0.48%	0.48%
Allowance for loan losses to average loans	1.72%	1.97%	1.77%	2.00%
Allowance for loan losses to period-end loans	1.70%	1.98%	1.70%	1.98%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related collateral.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2013 and 2012 follows:

	Three months		Nine months
	ended September 30		ended September 30
(in thousands)	2013	2012	2013	2012
Net loan charge-offs (recoveries)
Commercial and industrial	$(193)	$951	$(177)	$4,445
Construction and development	4,440	1,211	6,276	1,334
Real estate mortgage - commercial investment	(83)	450	752	869
Real estate mortgage - owner occupied commercial	—	107	357	86
Real estate mortgage - 1-4 family residential	60	164	528	295
Home equity	(8)	57	27	515
Consumer	99	63	103	(19)
Total net loan charge-offs	$4,315	$3,003	$7,866	$7,525

The increase in net charge-offs in the construction and development category for the nine months ended September 30, 2013 was largely due to one relationship which migrated from substandard to non-performing status in the first quarter of 2013.  At the time of the migration, Bancorp recorded partial charge-offs on the outstanding loans.  Based on updated collateral evaluations, Bancorp recorded additional partial charge-offs on the same outstanding loans in the third quarter of 2013.

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2013 and 2012.

	Three months		Nine months
	ended September 30		ended September 30
(In thousands)	2013	2012	2013	2012

Non-interest income:
Investment management and trust services	$4,017	$3,515	$12,032	$10,675
Service charges on deposit accounts	2,348	2,161	6,592	6,341
Bankcard transaction revenue	1,087	985	3,068	2,967
Gains on sales of mortgage loans held for sale	659	1,277	2,333	2,882
Loss on sales of securities available for sale	—	—	(5)	—
Brokerage commissions and fees	456	651	1,693	1,844
Bank owned life insurance income	260	226	771	743
Gain on acquisition	—	—	449	—
Other	825	980	2,258	2,878
Total non-interest income	$9,652	$9,795	$29,191	$28,330
Non-interest expenses:
Salaries and employee benefits	$10,508	$9,711	$30,186	$28,189
Net occupancy expense	1,522	1,365	4,188	4,198
Data processing expense	1,520	1,296	4,695	4,131
Furniture and equipment expense	269	347	846	965
FDIC insurance expense	348	398	1,055	1,095
Acquisition costs	—	—	1,548	—
Other	3,404	3,928	9,454	9,711
Total non-interest expenses	$17,571	$17,045	$51,972	$48,289

Total non-interest income decreased $143,000, or 1.5%, for the third quarter of 2013 and increased $861,000, or 3.0% for the first nine months of 2013, compared to the same periods in 2012.

Investment management and trust services income, which constitutes an average of 40% of non-interest income, increased $502,000, or 14.3%, in the third quarter of 2013, and $1,357,000, or 12.7% for the first nine months, as compared to the same periods in 2012, primarily due to an increased market value of assets under management and, to a lesser extent, an increase in one-time estate fees.  The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size.  Along with the effects of improving broader investment market conditions, this area of the Bank continued to grow through attraction of new business and retention of existing business, net of normal attrition. Trust assets under management at September 30, 2013 were $2.14 billion, compared to $1.92 billion at September 30, 2012.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.

Service charges on deposit accounts increased $187,000, or 8.7%, in the third quarter of 2013, and $251,000, or 4.0%, for the first nine months of 2013, as compared to the same periods in 2012.  Service charge income is driven by transaction volume, which can fluctuate throughout the year, and has increased in the third quarter due to addition of accounts in the Oldham transaction in the second quarter.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  This source of income has experienced a downward trend over the past two years due to customer behavior and increased regulatory restrictions.  Management expects this trend to continue.

Bankcard transaction revenue increased $102,000, or 10.4%, in the third quarter of 2013, and $101,000, or 3.4% for the first nine months nine months of 2013, compared to the same periods in 2012, and primarily represents income the Bank derives from customers’ use of debit cards.  These increases are the result of increased volume due to addition of accounts in the Oldham transaction in the second quarter.  Most of this revenue is interchange income based on rates set by service providers in a competitive market.  Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, it appears this change will affect Bancorp as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.

Gains on sales of mortgage loans decreased $618,000, or 48.4%, in the third quarter of 2013, and $549,000, or 19.0%, for the first nine months of 2013, as compared to the same periods in 2012.  The Bank’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.   The effect of decreasing volume of loans sold in the first nine months of 2013 was more than offset by higher gains per loan.  In the second quarter of 2013, market rates for mortgage loans increased, resulting in lower volume of refinance activity in the second and third quarters.  Purchase loan activity, however, has continued to rise, with the number of purchase loans increasing 18% in the third quarter over the year-earlier quarter and 24% for the year-to-date period.

In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with total par value of $385,000, generating a loss of $5,000. These securities, acquired in the Oldham transaction, were sold in the ordinary course of investment management because they did not meet Bancorp’s current investment strategy.   No securities were sold in 2012.

Brokerage commissions and fees decreased $195,000, or 30.0%, in the third quarter of 2013, and $151,000 or 8.2% for the first nine months of 2013, as compared to the same period in 2012, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.  In the second quarter of 2013, the departure of two brokers resulted in a decline of accounts, many of which included wrap fees.

However, after consideration of related expenses, the decline in pre-tax income is expected to be less than $100,000 over the next twelve months.

Bank Owned Life Insurance (BOLI) income totaled $260,000 and $226,000 for the third quarter of 2013 and 2012, respectively, and totaled $771,000 and $743,000 for the first nine months of 2013 and 2012, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for the Bank to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.

Other non-interest income decreased $155,000, or 15.8%, in the third quarter of 2013 as compared to the same period in 2012, primarily due to a $72,000 decrease in fees related to mortgage lending, and a variety of other factors, none of which were individually significant.  Other non-interest income decreased $620,000, or 21.5%, in the first nine months of 2013 as compared to the same period in 2012, primarily due to a $627,000 increase in the value of the domestic private investment fund in the first quarter of 2012.  Management liquidated its investment in this fund effective March 31, 2012. This decrease was partially offset by a variety of other factors, none of which were individually significant.

Total non-interest expenses increased $526,000, or 3.1%, for the third quarter of 2013 as compared to the same period in 2012 and $3,683,000, or 7.6%, for the first nine months of 2013 as compared to the same period in 2012.

Salaries and employee benefits increased $797,000, or 8.2%, for the third quarter of 2013, and $1,997,000, or 7.1% for the first nine months of 2013, as compared to the same periods of 2012, largely due to increased staffing levels, normal increases in salaries, higher health insurance costs, bonus accruals and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in wealth management, lending and loan administration functions and the staff increases resulting from the Oldham transaction.  At September 30, 2013, the Bank had 510 full time equivalent employees compared to 490 at September 30, 2012.

Net occupancy expense increased $157,000, or 11.5%, in the third quarter of 2013, and decreased $10,000, or 0.2% in the first nine months of 2013, as compared to the same periods of 2012.  Approximately half of the quarterly variance is due to the increase of four additional locations as a result of the Oldham transaction. For the first nine months, the increase is offset by a $150,000 one-time rent refund on a leased facility which lowered rent expense in the first quarter of 2013.

Data processing expense increased $224,000, or 17.3% in the third quarter of 2013, and $564,000, or 13.7% for the first nine months of 2013, compared to the same periods of 2012, largely due to $144,000 additional core data processing expense related to Oldham in the third quarter of 2013.  The Oldham customer account data was converted to Bancorp’s system in the third quarter of 2013, which will eliminate the duplicate data processing expenses beginning in the fourth quarter of 2013.  This category also includes ongoing computer equipment maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense decreased $78,000 or 22.5% for the third quarter of 2013, and $119,000, or 12.3% for the first nine months of 2013, as compared to the same periods in 2012.  These fluctuations relate to a variety of factors, none of which were individually significant.

FDIC insurance expense decreased $50,000, or 12.6%, for the third quarter of 2013, and $40,000 or 3.7% for the first nine months of 2013, as compared to the same periods in 2012.   The assessment is calculated quarterly by the FDIC.

In connection with the Oldham acquisition, Bancorp incurred expenses in the second quarter of 2013 related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations, professional services, costs related to termination of existing contractual arrangements of Oldham to purchase various services; initial marketing and promotion expenses designed to introduce Bancorp to its new customers; and printing, postage, supplies, and other costs of completing the transaction.

A summary of acquisition costs, all recorded in the second quarter of 2013, included in the consolidated statement of income follows:

(in thousands)
Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total acquisition costs	$1,548

Other non-interest expenses decreased $524,000 or 13.3% in the third quarter of 2013, and $257,000 or 2.6% for the first nine months of 2013, as compared to the same periods in 2012. The quarterly decrease is due primarily to a decrease of $494,000 of write-downs on other real estate, a one-time decrease of $505,000 in marketing expense related to a debit card rewards program conversion, partially offset by $147,000 in amortization of the core deposit intangible asset recorded as a result of the Oldham transaction and a variety of other individually insignificant variances.  In the third quarter of 2013, Bancorp wrote off $365,000 of other real estate, as the maximum regulatory holding period of 10 years was reached. The year to date increase is due largely to a decrease of $812,000 of write-downs on other real estate and a one-time decrease of $505,000 in marketing expense related to a debit card rewards program conversion, partially offset by $245,000 in amortization of the core deposit intangible asset.  This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Bancorp’s third quarter 2013 efficiency ratio was 58.72% compared with 58.91% in the third quarter last year.  For the first nine months of 2013, the efficiency ratio was 59.46%, compared to 56.77% for the same period in 2012.

Income Taxes

In the third quarter of 2013, Bancorp recorded income tax expense of $3,091,000, compared to $2,388,000 for the same period in 2012.  The effective rate for the three month period was 28.7% in 2013 and 26.3% in 2012.  Bancorp recorded income tax expense of $8,842,000 for the first nine months of 2013, compared to $7,369,000 for the same period in 2012.  The effective rate for the nine month period was 29.8% in 2013 and 27.6% in 2012.   The increase in the effective tax rate was primarily due to an increase in pre-tax net income, a reduction in tax exempt interest as a percentage of pre-tax net income, and the recognition of certain federal historic rehabilitation tax credits in 2012 that did not recur in 2013.

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

b)    Financial Condition

Balance Sheet

Total assets increased $141.5 million, or 6.6%, from $2.15 billion on December 31, 2012 to $2.29 billion on September 30, 2013.  The most significant contributor to the increase was loans, which increased $124.7 million in the first nine months as the result of increased organic production and the Oldham acquisition, which contributed $38.8 million.  Securities available for sale increased $14.6 million, due largely to the Oldham acquisition, which added $54.0 million reduced by sales of securities totaling $385,000 that did not meet Bancorp’s strategy.  The increase was offset by maturing securities in the first quarter which were matched with short-term seasonal deposits which also decreased in the first quarter of 2013.   Federal funds sold decreased $1.6 million, while mortgage loans held for sale decreased $10.2 million.

Total liabilities increased $120.0 million, or 6.2%, from December 31, 2012 to $2.06 billion on September 30, 2013.  The most significant component of the increase was deposits, which increased $100.8 million, or 5.7%, largely as a result of the Oldham transaction, which added $122.3 million, partially offset by expected withdrawals and maturities of short-term seasonal deposits in the first quarter.  Federal funds purchased increased $15.3 million on September 30, 2013 to cover short-term funding needs.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)	September 30, 2013	December 31, 2012
Loans by type
Commercial and industrial	$500,478	$426,930
Construction and development	135,786	131,253
Real estate mortgage:
Commercial investment	429,832	414,084
Owner occupied commercial	326,523	304,114
1-4 family residential	180,162	166,280
Home equity - first lien	38,364	39,363
Home equity - junior lien	63,983	65,790
Subtotal: Real estate mortgage	1,038,864	989,631
Consumer	34,130	36,780

Total loans	$1,709,258	$1,584,594

Bancorp enters into loan participation agreements with correspondent banks in the ordinary course of business to diversify credit risk.  For certain participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires these loans to be recorded as secured borrowings.  These loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At September 30, 2013 and December 31, 2012, the total loans of this nature were $11.8 million and $7.7 million respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Non-accrual loans	$20,284	$18,360
Troubled debt restructuring	8,585	10,969
Loans past due 90 days or more and still accruing	1,615	719

Non-performing loans	30,484	30,048

Foreclosed real estate	6,565	7,364

Non-performing assets	$37,049	$37,412

Non-performing loans as a percentage of total loans	1.78%	1.90%
Non-performing assets as a percentage of total assets	1.62%	1.74%
Allowance for loan losses as a percentage of non-performing loans	95%	106%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans by type
Commercial and industrial	$456	$1,554
Construction and development	9,870	10,863
Real estate mortgage - commercial investment	5,242	2,077
Real estate mortgage - owner occupied commercial	1,973	1,529
Real estate mortgage - 1-4 family residential	2,544	2,278
Home equity and consumer loans	199	59
Total loans	$20,284	$18,360

Bancorp has five borrowers, all in its primary market, who account for $13.3 million or 66% of total non-accrual loans.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.   The balance of non-accrual loans, totaling $6.9 million, is comprised of a larger number of borrowers with smaller balances.  Each loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $23.5 million at September 30, 2013. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $401.1 million at September 30, 2013, and included an unrealized net gain of $565,000. The portfolio includes maturities of approximately $62.2 million over the next twelve months, which, combined with federal funds sold, offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2013, total investment securities pledged for these purposes comprised 46% of the available for sale investment portfolio, leaving $218.1 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2013, such deposits totaled $1.53 billion and represented 81% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall customer deposit balances are at historically high levels.  When overall confidence in market conditions improves, management believes corporate customers will deploy cash in their businesses, causing these balances to decrease, putting some strain on Bancorp’s liquidity position.    As of September 30, 2013, Bancorp had $4.8 million or 0.3% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

With regard to credit available to Bancorp, the Bank is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a member, the Bank has access to credit products of the FHLB.  As of September 30, 2013, the Bank’s additional borrowing capacity with the FHLB was approximately $342.9 million.  Additionally, the Bank had available federal funds purchased lines with correspondent banks totaling $70.0 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At September 30, 2013, the Bank may pay up to $12.1 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At September 30, 2013, stockholders’ equity totaled $226.5 million, an increase of $21.5 million since December 31, 2012.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2012.  Accumulated other comprehensive (loss) income which, for Bancorp, consists of net unrealized gains and losses on securities available for sale and a minimum pension liability adjustment, net of taxes, totaled a loss of $99,000 at September 30, 2013 and income of $5.4 million at December 31, 2012.  The change since year end is a reflection the effect of change in interest rates on the valuation of the Bank’s portfolio of securities available for sale and maturities within the investment portfolio.  The unrealized pension liability is adjusted annually by reference to updated actuarial data.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Total risk-based capital (1)
Consolidated	14.91%	14.42%
Bank	12.51%	12.70%

Tier I risk-based capital (1)
Consolidated	13.66%	13.17%
Bank	11.26%	11.44%

Leverage (2)
Consolidated	11.21%	10.79%
Bank	9.23%	9.37%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

The strengthening of Bancorp’s capital position has occurred concurrently with growth in assets, not as a result of shrinkage of the balance sheet. Bancorp intends to maintain capital ratios at these historically high levels at least until such time as the economy demonstrates sustained improvement and to remain well positioned to pursue expansion and other opportunities that may arise.  $12.2 million of the increase in Bancorp’s capital during 2013 was the result of issuance of stock for the Oldham transaction.  The decrease in the capital ratios for the Bank were a result of an increase of $18.5 million of additional paid-in capital as a result of the Oldham transaction and year-to-date net income, which were offset by special dividends to Bancorp totaling $25 million in the third quarter of 2013, which were part of a tax minimization strategy.

In September 2013, Bancorp announced that it would redeem all of its 10% fixed-rate cumulative trust preferred securities, totaling $30 million.  Following the redemption, Bancorp’s capital ratios are expected to remain well in excess of the regulatory minimum for well capitalized status.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2013	December 31, 2012
Total equity	$226,535	$205,075
Less core deposit intangible	(2,298)	—
Less goodwill	(682)	(682)
Tangible common equity	$223,555	$204,393

Total assets	$2,289,755	2,148,262
Less core deposit intangible	$(2,298)
Less goodwill	(682)	(682)
Total tangible assets	$2,286,775	$2,147,580

Total shareholders’ equity to total assets	9.89%	9.55%
Tangible common equity ratio	9.78%	9.52%
Number of outstanding shares	14,554	13,915

Book value per share	$15.57	$14.74
Tangible common equity per share	15.36	14.69

The following table provides a reconciliation of net interest margin in accordance with US GAAP to core net interest margin.  Bancorp provides this information to illustrate the trend in quarterly net interest margin sequentially during 2012 and 2013 and to show the impact of prepayment fees and late charges on net interest margin.

	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Net interest margin	3.79%	3.72%	3.83%	3.78%	3.92%
Prepayment penalties / late charges	-0.06%	-0.04%	-0.06%	-0.04%	-0.07%
Interest adjustment on non-accrual loan	-0.07%
Accretion of fair value adjustments	-0.03%	-0.02%
Core net interest margin	3.63%	3.66%	3.77%	3.74%	3.85%

The following table provides a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted earnings per diluted share, both non-GAAP measures.  Bancorp provides non-GAAP earnings information to improve the comparability of its results and provide additional insight into the strength of the Bancorp’s operations.

(In thousands, adjustments expressed net of tax)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net income as reported	$7,682	$20,857
Elimination of debit card processing liability	(323)	(323)
Interest adjustment on non-accrual loan	(242)	(242)
OREO write-off per regulatory requirement	234	234
Acquisition costs, net of gain on acquisition	—	613
Adjusted net income	$7,351	$21,139

Earnings per diluted share as reported	$0.53	$1.47
Elimination of debit card processing liability	(0.02)	(0.02)
Interest adjustment on non-accrual loan	(0.02)	(0.02)
OREO write-off per regulatory requirement	0.02	0.02
Acquisition costs, net of gain on acquisition	—	0.04
Adjusted earnings per diluted share	$0.51	$1.49

f)                Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI).  The ASU requires disclosures of changes of AOCI balances by component in the financial statements or the footnotes, and it requires significant items reclassified out of AOCI to be disclosed on the face of the income statement or as a separate footnote.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have an impact on Bancorp’s financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2013 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2013.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
July 1 - July 30	12,386	$26.90	—	—
August 1 - August 31	22	27.85	—	—
September 1 - September 30	4,883	26.62	—	—
Total	17,291	$26.82	—	—

(1)              Activity represents shares of stock withheld to pay the exercise price of stock options or to pay taxes due upon the exercise of stock appreciation rights.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan in place.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the S.Y. Bancorp, Inc. September 30, 2013
Quarterly Report on Form 10-Q, filed on November 7, 2013, formatted in eXtensible
Business Reporting Language (XBRL):
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

S.Y. BANCORP, INC.

Date: November 7, 2013	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: November 7, 2013	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer