Form 10-K
period 2013-12-31
S Y BANCORP INC
filed 2014-03-07
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2013	1-13661

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

Yes ☐  No ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $316,583,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 24, 2014, was 14,611,849.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 23, 2014 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

S.Y. BANCORP, INC.

Form 10-K

Part I

Item 1.                      Business

S. Y. Bancorp, Inc. (“Bancorp” or “Company”), headquartered in Louisville, Kentucky, is the holding company for Stock Yards Bank & Trust Company (“Bank”).  Bancorp was incorporated in 1988 in Kentucky is registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. The Bank is wholly owned and is a state chartered bank.  Because Bancorp has no significant operations of its own, its business and that of the Bank are essentially the same.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 34 full service banking offices.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of trust administration, investment management, employee benefit plan and estate administration, and financial planning services.  The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services in the name of Stock Yards Financial Services through an arrangement with a third party broker-dealer.  The Bank’s correspondent banking department offers holding company loans and lines of credit, deposit services, international services, investment management and trust services, and other services to community banks across Kentucky and southern Indiana.  See Note 24 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments and “Item 2. Properties” for information regarding owned and leased properties.

2013 Acquisition

On April 30, 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK — Oldham County, Inc.  As a result of the transaction, THE BANK — Oldham County merged into Stock Yards Bank & Trust Company.  Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.  The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  See Note 3 to Bancorp’s consolidated financial statements for information relating to the acquisition.

At December 31, 2013, Stock Yards Bank & Trust had 519 full-time equivalent employees.  Employees of Stock Yards Bank & Trust are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”).  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state laws. Changes in applicable laws or regulations may have a material effect on the business and prospects of Bancorp.

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

•                                          New regulation over derivative instruments

•                                          Phase outs of certain forms of trust preferred debt and hybrids previously included as bank capital

•                                          Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a continued adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition.

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

Item 1A.             Risk Factors

Investment in Bancorp’s common stock involves risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas.  Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include tepid economic recovery, unemployment, and government regulation. Poor economic conditions have an unfavorable impact on the demand of customers for loans and the ability of some borrowers to repay these loans.  Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

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

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

•                  Inflation or deflation;

•                  recession;

•                  a rise in unemployment;

•                  tightening money supply;

•                  international disorder and instability in foreign financial markets; and

•                  the Federal Reserve’s actions to control interest rates;

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 2% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect negatively impacts the effect of rising rates.  Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline.  Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.  Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will decrease approximately 2.1% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 3.8% if rates increase 100 basis points.  Prevailing interest rates are at historically low levels, and current indications are that the Federal Reserve will likely maintain the low rates through 2014 and into 2015.

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

Credit unions continue to grow in popularity and size, and their expansion into business lending is growing.  Because credit unions are not subject to federal income tax, and Bancorp pays federal income tax at a marginal rate of 35%, these companies have a significant competitive advantage over Bancorp.  This advantage may have a negative impact on Bancorp’s growth and resultant financial results as these credit unions continue to expand.

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

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Bancorp utilizes several third-party vendors who have access to our assets via electronic media.  Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft.  Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Bancorp requires third parties to have similar or superior controls in place.  Bancorp did not suffer a material incident in the years reported herein.  Bancorp maintains certain insurance coverage to prevent material financial loss from cyber-attacks.

Bancorp operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal or state legislation could have a substantial impact on Bancorp and its operations.  Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Bancorp’s powers, authority and operations, which could have a material adverse effect on Bancorp’s financial condition and results of operations.  The exercise of regulatory power may have negative impact on Bancorp’s results of operations and financial condition.

Item 1B.             Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.                      Properties

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location. In addition to the main office complex and the operations center, Bancorp owned 19 branch properties at December 31, 2013, two of which are located on leased land.  At that date, Bancorp also leased 15 branch facilities.  Of the 34 banking locations, 28 are located in the Louisville Metropolitan Statistical Area (“MSA”), three are located in the Indianapolis MSA and three are located in the Cincinnati MSA.  See Notes 6 and 18 to Bancorp’s consolidated financial statements for the year ended December 31, 2013, for additional information relating to amounts invested in premises and equipment and lease commitments.

Item 3.                      Legal Proceedings

See Note 18 to Bancorp’s consolidated financial statements for the year ended December 31, 2013, for information relating to legal proceedings.

Item 4.                      Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2013 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 54	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank

James A. Hillebrand Age 45	President and Director of Bancorp and the Bank

Kathy C. Thompson Age 52	Senior Executive Vice President and Director of Bancorp and the Bank

Nancy B. Davis Age 58	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Bancorp and the Bank

William M. Dishman III Age 50	Executive Vice President and Chief Risk Officer of the Bank

Gregory A. Hoeck Age 63	Executive Vice President and Director of Retail Banking of the Bank

Philip S. Poindexter Age 47	Executive Vice President and Chief Lending Officer of the Bank

T. Clay Stinnett Age 40	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank

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

Mr. Hoeck joined the Bank and was appointed Executive Vice President in May 1998.  He is the Director of Retail Banking for the Bank.  In January 2014, Mr. Hoeck announced his retirement from the Bank effective June 30, 2014.

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

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 17 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2013, Bancorp estimates it had a total of approximately 5,600 shareholders, including beneficial owners holding shares in nominee or “street” name.

	2013			2012
			Cash dividends			Cash dividends
Quarter	High	Low	declared	High	Low	declared

First	$23.29	$22.10	$0.20	$23.65	$20.60	$0.19
Second	24.99	21.51	0.20	23.95	21.96	0.19
Third	28.46	24.99	0.20	24.98	22.45	0.19
Fourth	33.77	27.23	0.21	24.12	21.08	0.20

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2013.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
October 1-October 31	780	$30.64	—	—
November 1-November 30	2,081	31.61	—	—
December 1-December 31	43	32.13	—	—
Total	2,904	$31.36	—	—

(1)                                 Activity represents shares of stock withheld to pay the exercise price of stock options or to pay taxes due upon the exercise of stock appreciation rights. This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)                                 Since 2008, there has been no active share buyback plan.

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

The first graph below compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2008 and that all dividends were reinvested.

The ten-year period is presented in addition to the five-year period required by the S.E.C. because it provides additional perspective, and Bancorp management believes that longer-term performance is of greater interest to Bancorp shareholders. In 2008 and 2009, Bancorp did not decrease or suspend cash dividends, nor did it experience a decline in value as precipitous as illustrated by the referenced bank indices.  Accordingly, Bancorp’s stock price increases since 2008 have not been as steep as the referenced bank indices. The ten-year graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2003 and that all dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
S.Y. Bancorp, Inc.	100.00	80.02	94.70	81.85	92.48	135.83
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Midwest Bank	100.00	84.75	105.24	99.40	119.64	163.80
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
S.Y. Bancorp, Inc.	100.00	119.25	126.28	151.62	132.98	156.99	125.61	148.66	128.49	145.18	213.23
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44	121.38	153.97	147.54	171.67	238.31
SNL Midwest Bank	100.00	112.84	108.73	125.68	97.96	64.44	54.61	67.82	64.06	77.10	105.55
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13	57.70	68.08	60.40	71.99	103.48

Item 6.                      Selected Financial Data

Selected Consolidated Financial Data

(Amounts in thousands except	Years ended December 31
per share data and ratios)	2013	2012	2011	2010	2009

Income statement data
Interest income	$86,464	$86,901	$86,039	$86,146	$83,856
Interest expense	9,166	12,951	15,307	19,267	25,181
Net interest income	77,298	73,950	70,732	66,879	58,675
Provision for loan losses	6,550	11,500	12,600	11,469	12,775
Non-interest income	39,002	38,457	33,244	33,739	30,036
Non-interest expenses	71,352	65,472	59,581	57,131	52,695
Income before income taxes	38,398	35,435	31,795	32,018	23,241
Income tax expense	11,228	9,634	8,191	9,065	6,933
Net income	$27,170	$25,801	$23,604	$22,953	$16,308

Per share data
Net income, basic	$1.91	$1.86	$1.71	$1.68	$1.20
Net income, diluted	1.89	1.85	1.71	1.67	1.19
Cash dividends declared	0.81	0.77	0.72	0.69	0.68
Book value	15.71	14.74	13.58	12.37	11.29
Market value	31.92	22.42	20.53	24.55	21.35
Weighted average common and common equivalent shares - diluted	14,353	13,932	13,834	13,779	13,689

Balance Sheet data
Total assets	$2,389,262	$2,148,262	$2,053,097	$1,902,945	$1,791,479
Loans	1,721,350	1,584,594	1,544,845	1,508,425	1,435,462
Allowance for loan losses	28,522	31,881	29,745	25,543	20,000
Available for sale securities	490,031	386,440	352,185	245,352	228,260
Deposits	1,980,937	1,781,693	1,617,739	1,493,468	1,418,184
Federal Home Loan Bank advances	34,329	31,882	60,431	60,442	60,453
Subordinated debentures	—	30,900	40,900	40,900	40,930
Stockholders’ equity	229,444	205,075	187,686	169,861	153,614

Average balances
Stockholders’ equity	$220,107	$197,551	$179,638	$163,572	$150,721
Assets	2,232,868	2,070,967	1,959,609	1,847,452	1,717,474
Federal Home Loan Bank advances	32,518	60,113	60,436	69,159	80,904
Long-term debt	30,477	31,474	40,900	40,901	40,930

Selected ratios
Return on average assets	1.22%	1.25%	1.20%	1.24%	0.95%
Return on average stockholders’ equity	12.34	13.06	13.14	14.03	10.82
Average stockholders’ equity to average assets	9.86	9.54	9.17	8.85	8.78
Net interest rate spread	3.59	3.74	3.79	3.74	3.43
Net interest rate margin, fully tax-equivalent	3.74	3.94	3.99	3.99	3.74
Efficiency ratio	60.82	57.38	56.47	56.01	58.70
Non-performing loans to total loans	1.33	1.90	1.51	1.28	0.84
Non-performing assets to total assets	1.19	1.74	1.51	1.30	0.77
Net charge offs to average loans	0.60	0.60	0.55	0.40	0.59
Allowance for loan losses to total loans	1.66	2.01	1.93	1.69	1.39

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of S.Y. Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2013.

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 13 through 44) — provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp.  It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements (pages 45 through 49) — include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Changes in Stockholders’ Equity, for each of the last three years.  Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements (pages 50 through 92) — provide insight into, and are an integral part of, the financial statements. The notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting (pages 93 through 97) — include the following:

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

Our Business

S.Y. Bancorp, Inc. (“Bancorp”), incorporated in 1988, and its business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”).  The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2013, the Bank had 28 full service banking locations in the Louisville MSA, three full service banking locations in the Indianapolis MSA, and three full service banking locations in the Cincinnati MSA. Bancorp’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by investment management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at December 31, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.  Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

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

Overview of 2013

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2013, Bancorp completed a year of asset and deposit growth with net income totaling $27,170,000, an increase of 5% over 2012, and the fourth consecutive year of increased net income.  Increased profitability was primarily due to an increase in net interest income, a decline in the provision for loan losses, an increase in non-interest income, partially offset by higher non-interest expenses and higher income tax expense. Diluted earnings per share for 2013 increased 2% over 2012 to $1.89, exceeding the highest amount recorded in any prior year.  Bancorp’s results for 2013 included the effect of several non-core items.  These items are discussed in the “Non-Interest Income and Non-Interest Expenses” section below.  Excluding these items, net income for 2013, was $28.3 million or $1.97 per diluted share.  See the “Non-GAAP Financial Measures” section for details on reconciliation to US GAAP measures.

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

Bancorp’s loan portfolio increased $137 million, or 9%, during 2013 to $1.7 billion.  Excluding $40 million of loans acquired in the Oldham transaction, core loan growth was 6% for 2013.  Record loan production of approximately $489 million was largely offset by loan payoffs, including the effects of normal payoffs and paydowns and increased competition from banks and non-bank financial firms.  Increased loan volume contributed to higher interest income in 2013, but the increase resulting from volume was more than offset by declining interest rates on loans and investments over the past year. Primarily as a result, interest income for 2013 decreased $437,000 over 2012.  Despite significant deposit growth, interest expense declined due to lower funding costs on deposits and borrowings.  While rates paid on liabilities decreased, rates on earning assets decreased slightly more, resulting in a decreased net interest spread and net interest margin compared to 2012.  Net interest margin in 2013 reflected prepayment fees associated with loan refinancing activity.  Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin has trended downward throughout 2013, declining to 3.66% for 2013 from 3.88% for 2012. (See “Non-GAAP Financial Measures” section for reconcilement of non-GAAP measures to US GAAP measures.)

Total non-interest income in 2013 increased $545,000 compared to 2012, and remained consistent at 34% of total revenues, reflecting increases in investment management and trust services, service charges on deposit accounts, bankcard transaction revenue, and the gain on the Oldham acquisition, partially offset by a decrease in mortgage banking revenue and brokerage commissions.

Higher non-interest expenses for 2013 resulted from one-time acquisition costs related to the Oldham transaction, write-off of debt issuance costs related to redemption of trust preferred securities, increases in salaries and benefits and data processing expenses, partially offset by decreases in losses on foreclosed assets, furniture and equipment, and FDIC insurance expense.  Bancorp’s efficiency ratio for 2013 of 60.8% increased from 57.4% in 2012.

Also favorably impacting 2013 results, Bancorp’s provision for loan losses decreased to $6,550,000 compared to $11,500,000 for 2012, in response to Bancorp’s assessment of risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.  Bancorp’s allowance for loan losses was 1.66% of total loans at December 31, 2013, compared with 2.01% of total loans at December 31, 2012.

Bancorp’s effective tax rate increased to 29.2% in 2013 from 27.2% in 2012.  The increase in income tax expense from 2012 to 2013 is the result of reduced tax exempt interest in 2013 as well as the recognition of certain federal historic rehabilitation tax credits related to an investment in redevelopment of a Louisville landmark in 2012.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp.

A summary of Bancorp’s TCE ratios at December 31, 2013 and 2012 is shown in the following table.

(in thousands, except per share data and ratios)	December 31, 2013	December 31, 2012

Total equity	$229,444	$205,075
Less core deposit intangible	(2,151)	—
Less goodwill	(682)	(682)
Tangible common equity	$226,611	$204,393

Total assets	$2,389,262	$2,148,262
Less core deposit intangible	(2,151)	—
Less goodwill	(682)	(682)
Total tangible assets	$2,386,429	$2,147,580

Tangible common equity ratio	9.50%	9.52%

Number of outstanding shares	14,609	13,915

Tangible common equity per share	$15.51	$14.69

See “Non-GAAP Financial Measures” section for reconcilement of TCE to US GAAP measures.

Challenges for 2014 will include, maintaining a stable net interest margin, achieving continued loan growth, managing credit quality and increasing regulatory requirements.

•                  Bancorp expects net interest margin to improve in 2014 as the interest expense from the redeemed trust preferred securities is eliminated.  Other than this, the margin is expected to remain consistent, as rates are expected to be largely unchanged through the fourth quarter of 2014.  Loan prepayments are expected to diminish while prevailing rates for new loans will likely result in a relatively unchanged net interest margin for 2014.  Considering prevailing rates, management expects little margin compression to continue in 2014.  However, increased deposit and loan rate competition could negatively impact this expectation, as could a decrease in longer term interest rates.

•                  The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low through 2013.  Indications are that the Federal Reserve will likely keep short term rates low through 2014 and into 2015.  Approximately 35% of Bancorp’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 55% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, Bancorp’s net interest margin likely will be negatively affected until the increase in the prime rate exceeds 75 basis points from today’s levels.

•                  Bancorp’s goals for 2014 include net loan growth at a pace similar to that experienced in 2013, excluding the loans acquired in the Oldham transaction. This will be impacted by competition, prevailing economic conditions, and the impact of prepayments in the loan portfolio.  Bancorp believes there is an opportunity for growth, and Bancorp’s ability to deliver attractive growth over the long-term is linked to Bancorp’s success in each market.

•                  Management is concerned that the slow economic recovery could still revert back to recessionary conditions which will cause a higher level of non-performing loans and potentially lower loan demand, both of which would negatively impact net income.  Until sustained improvement in the economy is noted, particularly as it relates to housing and employment, certain borrowers will continue to experience stressed financial conditions.

•                  Bancorp expects a decrease in non-interest income for 2014 in gains on sales of mortgage loans held for sale, as the volume of refinance activity will not continue at the pace experienced in early 2013.  Bancorp has experienced a larger volume of loans to purchase homes, a sign of improving housing markets, which should partially offset effects of decreased refinance activity.

•                  Bancorp expects year-over-year increases in non-interest expense including personnel, data processing and occupancy expenses.  Bancorp also anticipates higher non-interest expenses to meet the ongoing and increasing burden of additional regulatory requirements.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $27,170,000 or $1.89 per share on a diluted basis for 2013 compared to $25,801,000 or $1.85 per share for 2012 and $23,604,000 or $1.71 per share for 2011.  Net income for 2013 was positively impacted by:

•                  a $3.3 million or 5% increase in net interest income.

•                  a $5.0 million or 43% decrease in provision for loan losses.

•                  a $0.5 million or 1% increase in non-interest income.

Net income for 2013 was negatively impacted by:

•                  a $5.9 million or 9% increase in non-interest expenses.

•                  a $1.6 million or 17% increase in income tax expense.

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

Comparative information regarding net interest income follows:

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change		Change

Net interest income, tax-equivalent basis	$78,306	$75,653	$72,262	3.5%		4.7%
Net interest spread	3.59%	3.74%	3.79%	(15	)bp	(5	)bp
Net interest margin	3.74%	3.94%	3.99%	(20	)bp	(5	)bp
Average earning assets	$2,096,088	$1,922,134	$1,809,043	9.1%		6.3%
Five year Treasury bond rate at year end	1.75%	0.73%	0.83%	102	bp	(10	)bp
Average five year Treasury bond rate	1.17%	0.75%	1.50%	42	bp	(75	)bp
Prime rate at year end	3.25%	3.25%	3.25%	0	bp	0	bp
Average prime rate	3.25%	3.25%	3.25%	0	bp	0	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin and net interest spread exclude the sold portion of participation loans from calculations.  Such loans remain on Bancorp’s balance sheet as required by US GAAP principles because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans.  These participation loans sold are excluded in the calculation of margins, which Bancorp believes provides a more accurate determination of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which Bancorp operated.  Approximately $598 million, or 35%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $328 million of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $112 million of variable rate loans have contractual floors below 4%.  The remaining $158 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $110 million or 7.2% in 2013; however, the declining interest rate environment drove average loan yields lower by 43 basis points.  Bancorp grew average interest bearing deposits $121 million or 9.2%.  Average interest costs on interest bearing deposits decreased 19 basis points, again reflecting the declining interest rate market and a more favorable mix of deposits. Average Federal Home Loan Bank (“FHLB”) advances decreased by $27.6 million or 45.9%, with average rates decreasing by 136 basis points.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate advances, incurring $1.06 million in prepayment penalties, which were recorded as interest expense.  Rate changes, combined with volume changes on loans, deposits and FHLB advances, resulted in higher net interest income, but a lower net interest margin for 2013 compared to 2012.

Management anticipates a stable prime rate for 2014.  Time deposit maturities of approximately $111 million, or 32% of total time deposits, in the first two quarters are not likely to spark improvement in interest expense as prevailing market rates are similar to existing rates on those deposits.  The redemption of the $30 million trust preferred securities, which paid 10%, will provide an improvement in interest expense.  This will be somewhat offset by declining overall rates in the loan portfolio as persistent low prevailing rates are expected to continue to erode the overall yield on loans.  The margin could be further affected negatively if competition causes increases in deposit rates or a greater than expected decline in loan pricing in Bancorp’s markets.

Net interest margin in 2013 reflected a higher amount of prepayment fees associated with loan refinancing activity.  Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin has trended downward throughout 2013, declining to 3.66% for 2013 from 3.88% for 2012. (See “Non-GAAP Financial Measures” section for reconcilement of non-GAAP measures to US GAAP measures.)  Management believes these core margins better reveal the pressure of a low interest rate environment and a highly competitive loan market, and it expects margin compression to diminish in 2013.

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

The December 31, 2013 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a slightly negative effect on net interest income.  These estimates are summarized below.

Net interest income % change

Increase 200 bp	(5.48)
Increase 100 bp	(3.84)
Decrease 100 bp	(2.08)
Decrease 200 bp	N/A

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

Undesignated derivative instruments described in Note 21 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 21 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2013 and 2012 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2013/2012			2012/2011
	Increase (decrease)			Increase (decrease)
		due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$(1,376)	$(6,932)	$5,556	$586	$(1,494)	$2,080
Federal funds sold	(25)	3	(28)	65	—	65
Mortgage loans held for sale	(125)	(2)	(123)	113	(32)	145
Securities
Taxable	442	(1,199)	1,641	483	(841)	1,324
Tax-exempt	(48)	(205)	157	(212)	(204)	(8)

Total interest income	(1,132)	(8,335)	7,203	1,035	(2,571)	3,606

Interest expense

Deposits
Interest bearing demand deposits	(126)	(231)	105	(86)	(155)	69
Savings deposits	(22)	(34)	12	(48)	(60)	12
Money market deposits	(569)	(712)	143	(804)	(987)	183
Time deposits	(1,438)	(1,214)	(224)	(2,001)	(1,457)	(544)
Securities sold under agreements to repurchase	(34)	(37)	3	(73)	(66)	(7)
Federal funds purchased and other short-term borrowings	1	1	—	(7)	(3)	(4)
Federal Home Loan
Bank advances	(1,574)	(663)	(911)	1,001	1,009	(8)
Long-term debt	(23)	77	(100)	(338)	536	(874)

Total interest expense	(3,785)	(2,813)	(972)	(2,356)	(1,183)	(1,173)

Net interest income	$2,653	$(5,522)	$8,175	$3,391	$(1,388)	$4,779

Bancorp’s tax equivalent net interest income increased $2.7 million for the year ended December 31, 2013 compared to the same period of 2012 while 2012 increased $3.4 million compared to 2011.  Net interest income for 2013 compared to 2012 was positively impacted by an increase in loan and securities volume and a decrease in deposit rates, a more favorable mix of deposits, and decreases in volume and rates of FHLB advances.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Volume increases of loans and securities boosted net interest income by $7.2 million and declining rates on deposits, particularly time deposits, contributed $2.2 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans and securities negatively impacted net interest income by $8.3 million.  FHLB advance interest decreased $1.6 million attributable to both volume and rate decreases.

For the year 2012 compared to 2011, net interest income was positively impacted by an increase in loan and securities volume and a decrease in deposit rates, a more favorable mix of deposits, and the volume of interest-bearing liabilities.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate FHLB advances, incurring $1.06 million in prepayment penalties, which were recorded as interest expense.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Loan volume increases boosted net interest income by $2.1 million and declining rates on deposits, particularly time deposits, contributed $2.7 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans and securities negatively impacted net interest income by $2.6 million.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios is summarized below:

(Dollars in thousands)	2013	2012	2011

Provision for loan losses	$6,550	$11,500	$12,600
Allowance to loans at year end	1.66%	2.01%	1.93%
Allowance to average loans for year	1.72%	2.04%	1.94%

The provision for loan losses is determined by Bancorp’s assessment of inherent risk in the loan portfolio.  The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this analysis, provisions for loan losses are determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings.  The pace of loan downgrades continues to slow and an increasing number of loans are being upgraded.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.  More information on this process can be found in the “Allowance for loan losses” section on page 33.

Non-performing loans decreased to $22.9 million at December 31, 2013 from $30.0 million at year-end 2012, primarily due to a decrease in non-accrual loans and loans classified as troubled debt restructurings (TDRs), reflecting a limited number of partial charge-offs of collateral-dependent loans.  The ratio of non-performing loans to total loans was 1.33% at December 31, 2013, down from 1.90% at December 31, 2012.  TDRs, which are currently accruing interest, decreased from $11.0 million at December 31, 2012 to $7.2 million at December 31, 2013, as two loans secured by commercial real estate totaling $2.9 million experienced foreclosure during 2013.  Net charge-offs totaled 0.60% of average loans at year-end 2013, consistent with year-end 2012.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2013 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2013, 2012 and 2011. Below the table is a discussion of significant changes and trends.

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change	%	Change	%

Investment management and trust services	$16,287	$14,278	$13,841	$2,009	14.1%	$437	3.2%
Service charges on deposit acccounts	8,986	8,516	8,348	470	5.5	168	2.0
Bankcard transaction revenue	4,378	3,985	3,722	393	9.9	263	7.1
Mortgage banking revenue	3,978	5,771	3,049	(1,793)	(31.1)	2,722	89.3
Loss on sales of securities available for sale	(5)	—	—	(5)	100.0	—	—
Brokerage commissions and fees	2,159	2,593	2,219	(434)	(16.7)	374	16.9
Bank owned life insurance income	1,031	1,006	1,019	25	2.5	(13)	(1.3)
Gain on acquisition	449	—	—	449	100.0	—	—
Other	1,739	2,308	1,046	(569)	(24.7)	1,262	120.7

	$39,002	$38,457	$33,244	$545	1.4%	$5,213	15.7%

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size. Along with the effects of improving investment market conditions in 2012 and 2013, this area of Bancorp continued to grow through attraction of new business and retention of existing business.  Trust assets under management totaled $2.23 billion at December 31, 2013, compared to $1.96 billion at December 31, 2012. Investment management and trust services income, which constitutes an average of 40% of non-interest income, increased $2,009,000, or 14.1%, for 2013 compared to 2012, primarily due to an increased market value of assets under management, net new business, and, to a lesser extent, an increase in one-time executor fees.  Recurring fees, which generally make up over 95% of the investment management and trust revenue, increased 12% for 2013, compared to 2012.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Non-recurring fees increased $328,000 for 2013 compared to 2012.  For 2013, 2012 and 2011 executor fees totaled approximately $437,000, $106,000 and $362,000, respectively.

Service charges on deposit accounts increased $470,000 or 5.5%, for the year ended December 31, 2013 compared to the same period a year ago.  Service charge income is driven by transaction volume, which can fluctuate throughout the year, and increased in the latter half of 2013 primarily due to addition of accounts in the Oldham transaction in the second quarter.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  While this source of income has experienced a modest increase over the past two years, management expects it to decline slightly in 2014 due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue primarily represents income Bancorp derives from customers’ use of debit cards.  This category reflects a change in the manner in which bankcard revenue and expense are received and recorded by Bancorp, related to the selection of a new bankcard processor.  Bancorp’s new processor provided more detailed information regarding related income and expense.  As a result, beginning in mid-2013, information previously recorded as net revenue has been grossed up to more accurately reflect income and expense.  This more detailed information is not available for prior periods and thus impacts the comparability of the information on an absolute basis for revenue and expense.  It is, however, comparable on a net basis.  Bankcard income, net of bankcard expenses which are recorded in data processing expenses, was $2,844,000, $2,896,000 and $2,734,000 for 2013, 2012 and 2011, respectively.  The net decrease in 2013 primarily reflects a decrease in the rates received, partially offset by increased volume of transactions.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.  Volume, which is dependent on consumer behavior, is expected to increase at a slower pace.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2013.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Mortgage banking revenue decreased $1,793,000, or 31.1%, in 2013 compared to 2012.  In the second quarter of 2013, market rates for mortgage loans increased, resulting in 85% lower volume of refinance activity in 2013 compared to 2012.  Origination of loans for purchase of homes, however, has continued to rise, with the number of purchase loans increasing 13% in 2013 compared to 2012.

In the second quarter of 2013, Bancorp sold investments it held in obligations of state and political subdivisions with total par value of $685,000, generating a loss of $5,000. These securities, acquired in the Oldham transaction, were sold in the ordinary course of investment management because they did not meet Bancorp’s current investment strategy.  No securities were sold in 2012 or 2011.

Brokerage commissions and fees decreased $434,000, or 16.7%, in 2013 compared to 2012, corresponding to overall brokerage volume.  In the second quarter of 2013, the departure of two brokers resulted in a decline of accounts, many of which included wrap fees.  However, after consideration of related expenses, the decline in net income was approximately $100,000 compared to 2012.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) was $1,031,000 in 2013 compared to $1,006,000 for 2012.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  See Note 3 to Bancorp’s consolidated financial statements for information relating to the acquisition.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized.

Other non-interest income decreased $569,000, or 24.7%, during 2013 compared to 2012, primarily due to a $627,000 increase in the value of the domestic private investment fund in the first quarter of 2012.  Management liquidated its investment in this fund effective March 31, 2012. This decrease was partially offset by a variety of other factors, none of which were individually significant.

The following table provides a comparison of the components of non-interest expenses for 2013, 2012 and 2011.  Below the table is a discussion of significant changes and trends.

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change	%	Change	%

Salaries and employee benefits	$41,145	$37,960	$33,125	$3,185	8.4%	$4,835	14.6%
Net occupancy expense	5,615	5,651	5,192	(36)	(0.6)	459	8.8
Data processing expense	6,319	5,278	5,014	1,041	19.7	264	5.3
Furniture and equipment expense	1,126	1,306	1,299	(180)	(13.8)	7	0.5
FDIC insurance	1,431	1,494	1,655	(63)	(4.2)	(161)	(9.7)
Loss on other real estate owned	652	1,410	1,716	(758)	(53.8)	(306)	(17.8)
Acquisition costs	1,548	—	—	1,548	100.0	—	—
Other	13,516	12,373	11,580	1,143	9.2	793	6.8

	$71,352	$65,472	$59,581	$5,880	9.0%	$5,891	9.9%

*  Ratio exceeds 100%

Salaries and benefits are the largest component of non-interest expenses and increased $3,185,000 or 8.4% for 2013 compared to 2012, largely due to increased staffing levels, normal increases in salaries, higher health insurance costs, increased bonus accruals and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust, lending and loan administration functions as well as staff increases resulting from the Oldham transaction. At December 31, 2013, Bancorp had 519 full-time equivalent employees compared to 495 at the same date in 2012 and 480 for 2011.

Net occupancy expense decreased $36,000 or 0.6% from 2012 to 2013, largely due to a $150,000 non-recurring rent refund on a leased facility which lowered rent expense in the first quarter of 2013, partially offset by increases in rent and depreciation expense attributable to four additional locations as a result of the Oldham transaction. At December 31, 2013 Bancorp had 34 banking center locations including the main office.  In the second quarter of 2013, Bancorp closed one leased branch location in the Louisville MSA.

Data processing expense increased $1,041,000 or 19.7% from 2012 to 2013 due to several factors.  In the third quarter of 2013, Bancorp incurred $144,000 data processing expense, as the Oldham customer account data was converted to Bancorp’s system.  The increase also reflected a $208,000 refund received from one vendor who provides data processing services for Bancorp, which was included in the 2012 amounts.  Also included is $103,000 for reissuance of debit cards in the fourth quarter of 2013, an action related to the recent selection of a new bank card processor.  As noted above during 2013, Bancorp began recording bank card revenue and expense gross; this information was previously conveyed net.  As a result, Bancorp recorded approximately $237,000 of data processing expense in 2013 due to the gross-up. This category also includes ongoing computer equipment maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense decreased $180,000 or 13.8% in 2013, as compared to 2012, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $63,000, or 4.2% for the year ended December 31, 2013, as compared to the same period in 2012.  The assessment is calculated and adjusted quarterly by the FDIC.  The decline in expense is due primarily a reduction in the assessment rate, which was driven by improved credit metrics in 2013.

Losses on other real estate owned (OREO) totaled $652,000 for the year ended December 31, 2013, compared to $1,410,000 for the same period in 2012.  In 2013, Bancorp wrote off $365,000 of OREO, as the maximum regulatory holding period of 10 years was reached.  During 2012, Bancorp took additional charge-downs on certain OREO to target a shorter timeframe for the opportunistic disposition of these properties, thus helping limit Bancorp’s exposure to market risk.  As levels of OREO decreased in 2013, related disposition costs also decreased.

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

Other non-interest expenses increased $1,143,000, or 9.2% for the year ended December 31, 2013 compared to the same period of 2012.  In conjunction with the redemption of its trust preferred securities in the fourth quarter of 2013, Bancorp wrote off the remaining $1,306,000 of debt issuance costs.  Other increases included $392,000 in amortization of the core deposit intangible asset recorded as a result of the Oldham transaction, $256,000 increase in capital-based state taxes, $215,000 increase in mortgage servicing rights (“MSR”) amortization, $219,000 of debit card losses, and $216,000 increase in advertising.  Somewhat offsetting the increases in 2013 were a $564,000 decrease in legal and professional fees, a one-time decrease of $505,000 in marketing expense related to a debit card rewards program conversion, and decreases of $355,000 in OREO maintenance expenses. This category also includes printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2013	2012	2011

Income tax expense	$11,228	$9,634	$8,191
Effective tax rate	29.2%	27.2%	25.8%

The increase in the effective tax rate from 2012 to 2013 is primarily the result of reduced tax exempt interest in 2013 as well as the recognition of certain federal historic rehabilitation tax credits related to an investment in redevelopment of a Louisville landmark in 2012.  The increase in income tax expense from 2011 to 2012 is the result of an adjustment of approximately $700,000 made in 2011 to Bancorp’s deferred tax asset that relates to tax-advantaged investments that Bancorp has made in its primary market area over the years.  For more information regarding income taxes and the effective tax rate see Note 8 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change	%	Change	%

Average earning assets	$2,096,088	$1,922,134	$1,809,043	$173,954	9.1%	$113,091	6.3%
Average interest bearing liabilities	1,582,591	1,488,939	1,456,866	93,652	6.3	32,073	2.2
Average total assets	2,232,868	2,070,967	1,959,609	161,901	7.8	111,358	5.7
Total year end assets	2,389,262	2,148,262	2,053,097	241,000	11.2%	95,165	4.6%

Bancorp has experienced growth in earning assets over the last several years primarily in the area of loans.  From 2012 to 2013, average loans increased 7.2%, or $110.2 million, compared to 2.6% or $39.3 million from 2011 to 2012.  Record loan production of approximately $489 million due to increased calling efforts was largely offset by loan payoffs, including the effects of normal payoffs and paydowns and increased competition from banks and non-bank financial firms.  Average securities available for sale increased $75.7 million, or 29.0% from 2012 to 2013, compared to $47.5 million, or 22.2% from 2011 to 2012 as Bancorp deployed funds from deposit growth into longer-term earning assets.

The increase in average interest bearing liabilities from 2012 to 2013 occurred primarily in money market and demand deposits as clients have excess cash and few short-term investment alternatives in the current environment.  Average total interest bearing deposit accounts increased 9.2% and non-interest bearing deposit accounts increased 18.3% in 2013.  Time deposits decreased 4.9% or $18.7 million in 2013, as Bancorp intentionally did not renew higher cost deposits and customers migrated from time deposits to demand deposits due to low rates. Bancorp continued to utilize fixed rate advances from the FHLB during 2013 as they compared favorably to similar term time deposits.  Bancorp had an average of $32.5 million in outstanding FHLB advances in 2013 compared to $60.1 million and $60.4 million in 2012 and 2011, respectively.  In the fourth quarter of 2012, Bancorp prepaid $30 million of fixed rate advances, resulting in $1.1 million in prepayment penalties, but results in savings of approximately $2.1 million in interest expense over the next six years. At December 31, 2013 and 2012, federal funds purchased from correspondent banks totaled $55.3 million and $16.6 million, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2013			Year 2012			Year 2011
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$99,381	$295	0.30%	$108,828	$320	0.29%	$86,600	$255	0.29%
Mortgage loans held for sale	5,885	219	3.72%	9,191	344	3.74%	5,394	231	4.28%
Securities
Taxable	281,734	5,836	2.07%	210,948	5,419	2.57%	163,230	4,954	3.03%
Tax-exempt	55,385	1,643	2.97%	50,430	1,691	3.35%	50,644	1,903	3.76%
FHLB stock and other securities	6,916	263	3.80%	6,117	238	3.89%	5,900	220	3.73%
Loans, net of unearned income	1,646,787	79,216	4.81%	1,536,620	80,592	5.24%	1,497,275	80,006	5.34%

Total earning assets	2,096,088	87,472	4.17%	1,922,134	88,604	4.61%	1,809,043	87,569	4.84%

Less allowance for loan losses	32,282			31,890			27,950

	2,063,806			1,890,244			1,781,093

Non-earning assets
Cash and due from banks	33,888			31,695			27,240
Premises and equipment	38,691			37,634			34,589
Accrued interest receivable and other assets	96,483			111,394			116,687

Total assets	$2,232,868			$2,070,967			$1,959,609

	Year 2013			Year 2012			Year 2011
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$392,939	$388	0.10%	$317,017	$514	0.16%	$281,566	$600	0.21%
Savings deposits	96,515	39	0.04%	78,640	61	0.08%	70,290	109	0.16%
Money market deposits	585,512	1,228	0.21%	539,395	1,797	0.33%	501,792	2,601	0.52%
Time deposits	364,347	3,356	0.92%	383,008	4,794	1.25%	418,750	6,795	1.62%
Securities sold under agreements to repurchase	60,737	146	0.24%	59,861	180	0.30%	61,595	253	0.41%
Federal funds purchased and other short-term borrowings	19,546	32	0.16%	19,431	31	0.16%	21,537	38	0.18%
FHLB advances	32,518	887	2.73%	60,113	2,461	4.09%	60,436	1,460	2.42%
Long-term debt	30,477	3,090	10.14%	31,474	3,113	9.89%	40,900	3,451	8.44%

Total interest bearing liabilities	1,582,591	9,166	0.58%	1,488,939	12,951	0.87%	1,456,866	15,307	1.05%

Non-interest bearing liabilities
Non-interest bearing demand deposits	404,113			341,534			277,310
Accrued interest payable and other liabilities	26,057			42,943			45,795

Total liabilities	2,012,761			1,873,416			1,779,971

Stockholders’ equity	220,107			197,551			179,638

Total liabilities and stockholders’ equity	$2,232,868			$2,070,967			$1,959,609

Net interest income		$78,306			$75,653			$72,262

Net interest spread			3.59%			3.74%			3.79%

Net interest margin			3.74%			3.94%			3.99%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $1,008,000, $1,703,000 and $1,530,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

•                 Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $1,390,000, $1,916,000 and $585,000 in 2013, 2012 and 2011, respectively. For 2012, $1,060,000 of the loans fees represented the prepayment penalty on a tax-equivalent basis of one loan payoff.

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

The carrying value of securities available for sale is summarized as follows:

	December 31
(In thousands)	2013	2012

U.S. Treasury and other U.S. government obligations	$110,000	$98,000
Government sponsored enterprise obligations	137,845	85,748
Mortgage-backed securities — government agencies	172,693	140,881
Obligations of states and political subdivisions	69,493	60,793
Trust preferred securities of financial institutions	—	1,018

	$490,031	$386,440

There were no securities held to maturity as of December 30, 2013, 2012 or 2011.

The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2013, are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury and other U.S. government obligations	$110,000	-0.01%	$—	—	$—	—	$—	—
Government sponsored enterprise obligations	36	—	95,742	1.80%	10,611	1.65%	31,456	2.35%
Mortgage-backed securities — government agencies	70	—	524	1.74%	29,543	1.82%	142,556	2.51%
Obligations of states and political subdivisions	10,448	1.58%	33,956	1.63%	25,089	2.94%	—	—

	$120,554	0.12%	$130,222	1.75%	$65,243	2.22%	$174,012	2.48%

The $110 million of U.S. Treasury securities consisted of short-term treasury bills, which matured in January 2014, purchased over year-end as a tax strategy.  Tax savings exceeded lost principal generated by negative yield on these securities.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the end of the last five years follows:

	December 31
(In thousands)	2013	2012	2011	2010	2009

Commercial and industrial	$510,739	$426,930	$393,729	$343,956	$336,889

Construction and development, excluding undeveloped land	91,719	85,456	116,622	131,346	190,622

Undeveloped land (1)	37,871	45,797	31,015	28,136	14,031

Real estate mortgage:
Commercial investment	430,047	414,084	399,655	343,163	326,421
Owner occupied commercial	329,422	304,114	297,121	336,032	230,001
1-4 family residential	183,700	166,280	154,565	157,983	147,342
Home equity - first lien	40,251	39,363	38,637	39,449	41,644
Home equity - junior lien	63,403	65,790	76,687	91,813	108,398

Subtotal: Real estate mortgage	1,046,823	989,631	966,665	968,440	853,806

Consumer	34,198	36,780	36,814	36,547	40,114

	$1,721,350	$1,584,594	$1,544,845	$1,508,425	$1,435,462

(1)         Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has taken place.

In the fourth quarter of 2013, as a result of analyses of non-performing loan metrics, Bancorp expanded the classifications for loans to include undeveloped land, which was previously recorded within construction and development loans.  The increases in the commercial and industrial and commercial real estate categories are the result of a consistent relationship-driven business strategy to serve existing and new clients in Bancorp’s local markets.  The decrease in the construction and development category since 2009 reflects migration of loan types as project completions resulted in permanent financing.  Bancorp’s focus has not been on housing and commercial construction lending, as both are sources of increased credit risk in the current environment.

Junior lien home equity loans, which comprise 4% of the loan portfolio at December 31, 2013, are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  The overall level of home equity junior liens as a percentage of the overall portfolio and the level of related outstanding commitments have been declining over the last several years.  Demand has declined as consumers push to refinance entire debt into first-lien position loans at historic low rates.  Bancorp continues to aggressively market this product.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At December 31, 2013 and 2012, the total participated portions of loans of this nature were $9.4 million and $7.7 million respectively.

The following tables detail the amounts of commercial and industrial loans, and construction and development loans, including undeveloped land, at December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$194,697	$233,449	$82,593	$510,739
Construction and development including undeveloped land	49,124	49,837	30,629	129,590

	Interest Sensitivity
Commercial and industrial loans	Fixed rate	Variable rate
(In thousands)

Due after one but within five years	$173,323	$60,126
Due after five years	67,572	15,021

	$240,895	$75,147

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009

Non-accrual loans	$15,258	$18,360	$18,737	$14,388	$10,455
Troubled debt restructuring	7,249	10,969	3,402	2,882	753
Loans past due 90 days or more and still accruing	437	719	1,160	2,044	893
Non-performing loans	22,944	30,048	23,299	19,314	12,101
Foreclosed property	5,592	7,364	7,773	5,445	1,616

Non-performing assets	$28,536	$37,412	$31,072	$24,759	$13,717

Non-performing loans as a percentage of total loans	1.33%	1.90%	1.51%	1.28%	0.84%
Non-performing assets as a percentage of total assets	1.19%	1.74%	1.51%	1.30%	0.77%
Allowance for loan loss as a percentage of non- performing loans	124%	106%	128%	132%	165%

At December 31, 2013, loans accounted for as TDR included those for which there had been modifications from original terms due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties, and limited forgiveness of principal.  To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions, rather than initiating collection, this would result in an increase in loans accounted for as TDR. The decrease in TDRs from 2012 to 2013 is primarily due to two loans secured by commercial real estate totaling $2.9 million which experienced foreclosure and moved to OREO during 2013.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and at December 31, 2013, had a total allowance allocation of $942,000, compared to $295,000 at December 31, 2012.

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type	December 31, 2013	December 31, 2012
(in thousands)

Commercial and industrial	$846	$1,554
Construction and development, excluding undeveloped land	26	551
Undeveloped land	7,340	10,312
Real estate mortgage - commercial investment	1,921	2,077
Real estate mortgage - owner occupied commercial	2,582	1,529
Real estate mortgage - 1-4 family residential	2,391	2,278
Home equity	152	55
Consumer	—	4

Total	$15,258	$18,360

Bancorp has two relationships, both in its primary market, who account for $7.9 million or 52% of total non-accrual loans at December 31, 2013.  Each of these loans is secured predominantly by commercial or residential real estate, and management estimates minimal loss exposure after consideration of collateral.  The remaining balance of non-accrual loans, totaling $7.4 million, is comprised of a larger number of borrowers with smaller balances.  Each non-accrual loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  Interest income recorded on non-accrual loans was $185,000, $157,000, and $391,000 for 2013, 2012, and 2011, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1,248,000, $1,167,000, and $1,104,000 for 2013, 2012, and 2011, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing significant financial difficulties. These potential problem loans totaled approximately $22,262,000, $38,957,000, and $46,148,000 at December 31, 2013, 2012, and 2011, respectively.  These relationships are monitored closely for possible future inclusion in non-performing loans.  Management believes it has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 55 basis points from 2012 to 2013, reflecting decreases in non-accrual loans, loans classified as troubled debt restructuring, and foreclosed property.  At December 31, 2013 and December 31, 2012, the carrying value of other real estate owned was $5.6 million and $7.4 million, respectively.  In 2013, Bancorp recorded impairment charges totaling $904,000, compared to $1,479,000 in 2012 and $1,737,000 in 2011.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur.  Periodically, loans are partially charged off to the net realizable value based upon evaluation of related collateral, including Bancorp’s bias for resolution.

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

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with Bancorp’s Executive Loan Committee.

Changes in loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review or Bancorp’s Loan Committees at any time.

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

•                  Additional allowance allocations based on subjective factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of credit losses.  Management considers a number of subjective factors, including local and general economic business factors and trends and portfolio concentrations.

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

Prior to September 30, 2013, Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses. During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at December 31, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.  Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Executive Loan Committee and the Audit Committee of the Board of Directors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb probable inherent losses on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011	2010	2009
Average Loans	$1,656,777	$1,563,918	$1,529,556	$1,469,116	$1,391,644

Balance of allowance for loan losses at beginning of year	$31,881	$29,745	$25,543	$20,000	$15,381
Loans charged off
Commercial and industrial	457	4,523	1,015	1,418	4,904
Construction and development excluding undeveloped land	25	149	1,502	1,461	273
Undeveloped land	7,961	1,577	600	750	1,100
Real estate mortgage	2,758	3,451	5,331	2,450	1,765
Consumer	763	798	673	687	1,075
Total loans charged off	11,964	10,498	9,121	6,766	9,117

Recoveries of loans previously charged off
Commercial and industrial	569	84	108	115	57
Construction and development excluding undeveloped land	163	—	—	26	2
Undeveloped land	81	—	—	—	—
Real estate mortgage	584	249	158	163	392
Consumer	658	801	457	536	510
Total recoveries	2,055	1,134	723	840	961
Net loans charged off	9,909	9,364	8,398	5,926	8,156
Additions to allowance charged to expense	6,550	11,500	12,600	11,469	12,775
Balance at end of year	$28,522	$31,881	$29,745	$25,543	$20,000
Ratio of net charge-offs during year to average loans	0.60%	0.60%	0.55%	0.40%	0.59%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2013 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$7,644	$5,949	$7,364	$2,796	$4,091
Construction and development excluding undeveloped land	2,555	1,638	3,536	3,630	1,098
Undeveloped land	5,376	2,898	10	—	420
Real estate mortgage	12,604	14,288	11,182	12,203	6,513
Consumer	343	362	540	623	947
Unallocated	—	6,746	7,113	6,291	6,931
	$28,522	$31,881	$29,745	$25,543	$20,000

Changes in the allocation of the allowance from year to year in various categories are influenced by the level of net charge-offs in the respective categories and other factors including, but not limited to, an evaluation of the impact of current economic conditions and trends, risk allocations tied to specific loans or groups of loans and changes in qualitative allocations.  Management believes that allocations for each loan category are reflective of the risk inherent in the portfolio.

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2013	2012	2011

Provision for loan losses to average loans	0.40%	0.74%	0.82%
Net charge-offs to average loans	0.60%	0.60%	0.55%
Allowance for loan losses to average loans	1.72%	2.04%	1.94%
Allowance for loan losses to year end loans	1.66%	2.01%	1.93%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $250,000 and IRAs.  These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements.

Average amounts of deposits in Bancorp and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2013		2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$404,113	—	$341,534	—	$277,310	—
Interest bearing demand deposits	392,939	0.10%	317,017	0.16%	281,566	0.21%
Savings deposits	96,515	0.04%	78,640	0.08%	70,290	0.16%
Money market deposits	585,512	0.21%	539,395	0.33%	501,792	0.52%
Time deposits	364,347	0.92%	383,008	1.25%	418,750	1.62%

	$1,843,426		$1,659,594		$1,549,708

Maturities of time deposits of $250,000 or more outstanding at December 31, 2013, are summarized as follows:

(In thousands)	Amount

3 months or less	$8,634
Over 3 through 6 months	4,860
Over 6 through 12 months	9,959
Over 12 months	17,151

$40,604

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core fundings since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase Year end	$62,615	0.23%	$59,045	0.28%	$66,026	0.30%
Average during year	60,737	0.24%	59,861	0.30%	61,595	0.41%
Maximum month end balance during year	$68,383		$64,582		$69,818

Subordinated Debentures

Subordinated debentures are classified as long term debt.  In light of pressures on the economy and uncertainties in the banking industry, S.Y. Bancorp further strengthened its balance sheet during 2008 with the sale of $30,000,000 of 10% cumulative trust preferred securities in an over-subscribed public offering.  The trust preferred securities, which qualified as Tier 1 capital, were callable by Bancorp on or after December 31, 2013.  On December 31, 2013, Bancorp redeemed these securities at par value.  Remaining unamortized issuance costs of $1,306,000 were recognized as non-interest expense in the fourth quarter of 2013.

Also in 2008, Bancorp issued $10 million of subordinated debt, with a 10 year maturity, and a call option to Bancorp two years after issuance.  In 2012, Bancorp exercised its call option and prepaid the subordinated debt without penalty.  See Note 12 to Bancorp’s consolidated financial statements for further information regarding subordinated debentures.

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and ability to attract funds from external sources, principally deposits.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $36.3 million at December 31, 2013. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $490.0 million at December 31, 2013.  The portfolio includes maturities of approximately $120.2 million over the next twelve months, including $110 million of short-term securities which matured in January 2014.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2013, total investment securities pledged for these purposes comprised 50% of the available for sale investment portfolio, leaving $246.6 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2013, such deposits totaled $1.631 billion and represented 82% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of December 31, 2013, Bancorp had only $4.3 million or 0.2% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At December 31, 2013, the amount of available credit from the FHLB totaled $361 million.  See Note 11 to Bancorp’s consolidated financial statements for further information regarding advances from the Federal Home Loan Bank.  Also, Bancorp has available federal funds purchased lines with correspondent banks totaling $45 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp which include raising deposits and borrowing of funds from institutional sources such as advances from FHLB and fed funds purchased as well as scheduled loan repayments.  These funds are then primarily used to facilitate investment activities of Bancorp which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  As discussed in Note 17 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years.  Regulatory approval is required for dividends exceeding these amounts. Prior to declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include:  traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2013 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$454,290	$289,509	$72,816	$58,023	$33,942
Standby letters of credit	15,224	12,664	2,509	51	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities.  Bancorp also has required future payments for a defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue.  Bancorp receives revenue from the relationship which offsets a portion of the expenses over the term of the agreement. See Note 11, Note 15 and Note 18 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, the defined benefit retirement plan and operating leases.

Required payments under such commitments at December 31, 2013 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$8,628	$1,594	$2,591	$2,190	$2,253
Defined benefit retirement plan	3,866	84	168	168	3,446
Time deposit maturities	349,958	228,459	101,842	19,657	—
Federal Home Loan Bank advances	34,329	10,179	20,340	353	3,457
Other	2,400	400	800	800	400

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2013	2012	2011

Stockholders’ equity	$229,444	$205,075	$187,686
Dividends per share	0.81	0.77	0.72
Tier 1 risk-based capital	12.29%	13.17%	12.77%
Total risk-based capital	13.54%	14.42%	14.63%
Leverage ratio	9.75%	10.79%	10.53%

Since 2008, Bancorp has had no share buyback plan, choosing instead to continue to grow its capital in the face of uncertain economic times and regulatory environment.  S.Y. Bancorp increased its cash payout to stockholders during 2013 to an annual dividend of $0.81, up from $0.77 per share in 2012. This represents a payout ratio of 42.41% based on basic EPS and an annual yield of 2.63% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  Bancorp issued $12.2 million of common stock during 2013 for the Oldham transaction.  On December 31, 2013, Bancorp redeemed at par all of its 10% fixed-rate cumulative trust preferred securities, or $30 million.  The redemption caused capital ratios to fall somewhat at December 31, 2013, compared with those of December 31, 2012, but all ratios remain well above regulatory thresholds.  The increase in Tier 1 risk-based and leverage capital ratios from 2011 to 2012 resulted largely from the growth of retained earnings.  The total risk-based capital ratio declined slightly from 2011 to 2012, as a result of Bancorp’s first quarter 2012 prepayment of $10 million of subordinated debentures that qualified as Tier 2 capital.  See Note 12 to Bancorp’s consolidated financial statements for more detail regarding the subordinated debenture component of capital.  Note 22 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive (loss) income was ($2,217,000) and $5,421,000 at December 31, 2013 and 2012, respectively. The $7,638,000 decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2013 on the valuation of Bancorp’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2013	2012	2011

Return on average assets	1.22%	1.25%	1.20%
Return on average stockholders’ equity	12.34%	13.06%	13.14%
Dividend payout ratio, based on basic EPS	42.41%	41.40%	42.11%
Average stockholders’ equity to average assets	9.86%	9.54%	9.17%

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

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  The guidance, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), is discussed in more detail in Note 19 to the consolidated financial statements.

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

MSRs, carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2013 and 2012 there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Other real estate owned, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2013 and December 31, 2012, the carrying value of other real estate owned was $5,590,000 and $7,364,000, respectively.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.  For impaired loans, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  At December 31, 2013 and December 31, 2012, carrying value of impaired loans was $9,129,000 and $11,625,000, respectively.  These measurements are classified as Level 3.

See Note 19 to Bancorp’s consolidated financial statements for details of fair value measurements.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

	December 31,
(in thousands, except per share data)	2013	2012
Total equity	$229,444	$205,075
Less core deposit intangible	(2,151)	—
Less goodwill	(682)	(682)

Tangible common equity	$226,611	$204,393

Total assets	$2,389,262	$2,148,262
Less core deposit intangible	(2,151)	—
Less goodwill	(682)	(682)

Total tangible assets	$2,386,429	$2,147,580

Total shareholders’ equity to total assets	9.60%	9.55%
Tangible common equity ratio	9.50%	9.52%

Number of outstanding shares	14,609	13,915

Book value per share	$15.71	$14.74
Tangible common equity per share	15.51	14.69

The following table provides a reconciliation of net interest margin in accordance with US GAAP to normalized net interest margin. Bancorp provides this information to illustrate the trend in net interest margin sequentially from 2011 through 2013 and to show the impact of prepayment fees and late charges on net interest margin.

Reconciliation of Net Interest Margin to Normalized

	2013	2012	2011
Net interest margin	3.74%	3.94%	3.99%
Prepayment penalties / late charges	(0.08)	(0.06)	0.02

Normalized net interest margin	3.66%	3.88%	4.01%

The following table provides a reconciliation of net income and earnings per diluted share to adjusted net income and adjusted earnings per diluted share, both non-GAAP measures.  Bancorp provides non-GAAP earnings information to improve the comparability of its results and provide additional insight into the strength of Bancorp’s operations.

Reconciliation of Net Income and Earnings per share

(amounts in thousands, net of tax)

	2013	2012	2011
Net income as reported	$27,170	$25,801	$23,604
Write-off of debt issuance costs	835	—	—
Acquisition costs, net of gain on acquisition	613	—	—
Other	(331)	—	—

Adjusted net income	$28,287	$25,801	$23,604

	2013	2012	2011
Earnings per diluted share, as reported	$1.89	$1.85	$1.71
Write-off of debt issuance costs	0.06	—	—
Acquisition costs, net of gain on acquisition	0.04	—	—
Other	(0.02)	—	—

Adjusted earnings per diluted share	$1.97	$1.85	$1.71

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments — Equity Method and Joint Ventures — Accounting for Investments in Qualified Affordable Housing Projects, which allows investors in qualified affordable housing projects through limited liability entities that meet specified conditions to recognize the amortization of the investments as a component of income tax expense.  Under the proportional amortization method, as defined in the ASU, the cost of the investments will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return.  The ASU is required to be applied retrospectively, for those investors electing the proportional amortization method. However, if an investor uses the effective yield method to account for its investments in qualified affordable housing projects, it may continue to apply the effective yield method for those preexisting investments. The ASU is effective for annual and interim periods beginning after December 15, 2014.  Because Bancorp accounts for its investments in affordable housing projects under the effective yield method, the adoption of ASU 2014-01 is not expected to have a material impact on Bancorp’s operations or financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditor, which clarifies in-substance foreclosures by defining when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The ASU also requires disclosure of amount of foreclosed residential real estate properties and of the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure.  The ASU is effective for annual and interim periods beginning after December 15, 2014.  The adoption of ASU 2014-04 is not expected to have an impact on Bancorp’s operations.  The adoption of ASU 2014-04 is expected to result in additional disclosures in Bancorp’s financial statements.

In January 2014, five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) as they are deemed exempt from the investment prohibitions of section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker rule.  Because Bancorp does not have any investments in TRuPS CDOs, the interim final rule will not have an impact on Bancorp’s operations or financial statements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Income - years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2013	2012

Assets
Cash and due from banks	$34,519	$42,610
Federal funds sold and interest bearing due from banks	36,251	25,093
Mortgage loans held for sale	1,757	14,047
Securities available for sale (amortized cost of $493,066 in 2013 and $377,383 in 2012)	490,031	386,440
Federal Home Loan Bank stock	6,334	5,180
Other securities	1,013	1,000
Loans	1,721,350	1,584,594
Less allowance for loan losses	28,522	31,881
Net loans	1,692,828	1,552,713
Premises and equipment, net	39,813	36,532
Bank owned life insurance	29,180	28,149
Accrued interest receivable	5,712	5,091
Other assets	51,824	51,407
Total assets	$2,389,262	$2,148,262

Liabilities
Deposits
Non-interest bearing	$423,350	$396,159
Interest bearing	1,557,587	1,385,534
Total deposits	1,980,937	1,781,693

Securities sold under agreements to repurchase	62,615	59,045
Federal funds purchased	55,295	16,552
Accrued interest payable	128	166
Other liabilities	26,514	22,949
Federal Home Loan Bank advances	34,329	31,882
Subordinated debentures	—	30,900

Total liabilities	2,159,818	1,943,187

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 14,608,556 shares in 2013 and 13,915,265 shares in 2012	9,581	7,273
Additional paid-in capital	33,255	17,731
Retained earnings	188,825	174,650
Accumulated other comprehensive (loss) income	(2,217)	5,421
Total stockholders’ equity	229,444	205,075

Total liabilities and stockholders’ equity	$2,389,262	$2,148,262

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2013	2012	2011

Interest income
Loans	$78,703	$79,398	$79,049
Federal funds sold	295	320	255
Mortgage loans held for sale	219	344	231
Securities
Taxable	6,099	5,657	5,174
Tax-exempt	1,148	1,182	1,330
Total interest income	86,464	86,901	86,039

Interest expense
Deposits	5,011	7,166	10,105
Securities sold under agreements to repurchase	146	180	253
Federal funds purchased	32	31	38
Federal Home Loan Bank advances	887	2,461	1,460
Subordinated debentures	3,090	3,113	3,451

Total interest expense	9,166	12,951	15,307
Net interest income	77,298	73,950	70,732

Provision for loan losses	6,550	11,500	12,600
Net interest income after provision for loan losses	70,748	62,450	58,132

Non-interest income
Investment management and trust services	16,287	14,278	13,841
Service charges on deposit accounts	8,986	8,516	8,348
Bankcard transaction revenue	4,378	3,985	3,722
Mortgage banking revenue	3,978	5,771	3,049
Loss on sales of securities available for sale	(5)	—	—
Brokerage commissions and fees	2,159	2,593	2,219
Bank owned life insurance income	1,031	1,006	1,019
Gain on acquisition	449	—	—
Other	1,739	2,308	1,046

Total non-interest income	39,002	38,457	33,244

Non-interest expenses
Salaries and employee benefits	41,145	37,960	33,125
Net occupancy expense	5,615	5,651	5,192
Data processing expense	6,319	5,278	5,014
Furniture and equipment expense	1,126	1,306	1,299
FDIC insurance	1,431	1,494	1,655
Acquisition costs	1,548	—	—
Loss on other real estate owned	652	1,410	1,716
Other	13,516	12,373	11,580

Total non-interest expenses	71,352	65,472	59,581

Income before income taxes	38,398	35,435	31,795
Income tax expense	11,228	9,634	8,191
Net income	$27,170	$25,801	$23,604
Net income per share, basic	$1.91	$1.86	$1.71
Net income per share, diluted	$1.89	$1.85	$1.71

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2013	2012	2011
Net income	$27,170	$25,801	$23,604
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of $(4,234), $(24), and $1,362, respectively)	(7,863)	(45)	2,530
Unrealized gains on hedging instruments:
Unrealized gains arising during the period (net of tax of $8, $0, and $0, respectively)	16	—	—
Reclassification adjustment for securities losses realized in income (net of tax of $2, $0, and $0, respectively)	3	—	—
Minimum pension liability adjustment (net of tax of $111, $2, and $(111), respectively)	206	4	(207)

Other comprehensive (loss) income	(7,638)	(41)	2,323
Comprehensive income	$19,532	$25,760	$25,927

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2013	2012	2011
Operating activities
Net income	$27,170	$25,801	$23,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,550	11,500	12,600
Depreciation, amortization and accretion, net	7,969	4,964	4,019
Deferred income tax expense (benefit)	570	(2,933)	(2,068)
Loss on sale of securities available for sale	5	—	—
Gains on sales of mortgage loans held for sale	(2,657)	(4,321)	(2,122)
Origination of mortgage loans held for sale	(149,745)	(241,128)	(126,306)
Proceeds from sale of mortgage loans held for sale	164,692	235,783	136,434
Bank owned life insurance income	(1,031)	(1,006)	(1,019)
(Increase) decrease in value of private investment fund	—	(637)	421
Proceeds from liquidation of private investment fund	—	2,846	—
Loss on other real estate owned	652	1,410	1,716
Loss on the disposal of equipment	51	190	382
Gain on acquisition	(449)	—	—
Stock compensation expense	1,940	1,481	1,165
Excess tax benefits from share-based compensation arrangements	(265)	(83)	(125)
Decrease in accrued interest receivable and other assets	736	769	3,533
Increase (decrease) in accrued interest payable and other liabilities	2,141	(19,840)	(7,805)
Net cash provided by operating activities	58,329	14,796	44,429
Investing activities
Purchases of securities available for sale	(443,969)	(488,390)	(404,514)
Proceeds from sale of securities available for sale	696	—	—
Proceeds from maturities of securities available for sale	406,385	452,447	300,620
Proceeds from maturities of securities held to maturity	—	—	20
Net increase in loans	(112,156)	(53,599)	(57,037)
Purchases of premises and equipment	(2,365)	(3,301)	(8,249)
Acquisition, net of cash acquired	8,963	—	—
Proceeds from disposal of equipment	—	3	7
Proceeds from sale of foreclosed assets	6,578	2,976	7,206
Net cash used in investing activities	(135,868)	(89,864)	(161,947)
Financing activities
Net increase in deposits	78,809	163,954	124,271
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	39,551	(27,702)	17,788
Net decrease in other short-term borrowings	—	—	(1,998)
Proceeds from Federal Home Loan Bank advances	12,510	31,462	—
Repayments of Federal Home Loan Bank advances	(10,063)	(60,011)	(11)
Repayments of subordinated debentures	(30,900)	(10,000)	—
Issuance of common stock for options and dividend reinvestment plan	2,435	961	705
Excess tax benefits from share-based compensation arrangements	265	83	125
Common stock repurchases	(331)	(205)	(167)
Cash dividends paid	(11,670)	(10,691)	(9,930)
Net cash provided by financing activities	80,606	87,851	130,783
Net increase in cash and cash equivalents	3,067	12,783	13,265
Cash and cash equivalents at beginning of year	67,703	54,920	41,655
Cash and cash equivalents at end of period	$70,770	$67,703	$54,920

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Three years ended December 31, 2013
					Accumulated
	Common stock		Additional		other
(In thousands, except per share	Number of		paid-in	Retained	comprehensive
data)	shares	Amount	capital	earnings	income (loss)	Total
Balance December 31, 2010	13,737	$6,679	$12,206	$147,837	$3,139	$169,861
Net income	—	—	—	23,604	—	23,604
Other comprehensive income, net of tax	—	—	—	—	2,323	2,323
Stock compensation expense	—	—	1,165	—	—	1,165
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	48	159	504	—	—	663
Shares issued for non-vested restricted stock	42	140	866	(1,006)	—	—
Cash dividends, $0.72 per share	—	—	—	(9,930)	—	(9,930)
Shares repurchased and cancelled	(8)	(25)	(142)	167	—	—

Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686
Net income	—	—	—	25,801	—	25,801
Other comprehensive loss, net of tax	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	1,481	—	—	1,481
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	70	233	1,166	(2)	—	1,397
Shares issued for non-vested restricted stock	57	190	1,108	(1,298)	—	—
Cash dividends, $0.77 per share	—	—	—	(10,691)	—	(10,691)
Shares repurchased and cancelled	(31)	(103)	(623)	168	—	(558)

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075
Net income	—	—	—	27,170	—	27,170
Other comprehensive loss, net of tax	—	—	—	—	(7,638)	(7,638)
Stock compensation expense	—	—	1,940	—	—	1,940
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	151	503	3,041	(169)	—	3,375
Shares issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—
Stock issued for acquisition	531	1,769	10,429	—	—	12,198
Cash dividends, $0.81 per share	—	—	—	(11,670)	—	(11,670)
Shares repurchased and cancelled	(43)	(148)	(969)	111	—	(1,006)

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of S.Y. Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”).  S.Y. Bancorp Capital Trust II was dissolved subsequent to the redemption of trust preferred securities on December 31, 2013. It was a Delaware statutory trust that was a wholly-owned unconsolidated finance subsidiary of S.Y. Bancorp, Inc.  See Note 12 to the consolidated financial statements.  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2013 presentation.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

In addition to traditional commercial and personal banking activities, Bancorp has an investment management and trust department offering a wide range of trust administration, investment management, retirement planning, estate administration and financial planning services. Bancorp’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana where Bancorp has three full service branches, and Cincinnati, Ohio where Bancorp has three full service branches.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (US GAAP) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of other real estate owned, determination of the allowance for loan losses and income tax assets, estimated liabilities and expense.

Cash Equivalents and Cash Flows

Cash and cash equivalents include cash and due from banks and Federal funds sold as segregated in the accompanying consolidated balance sheets.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2013 as follows:

	Years ended December 31
(in thousands)	2013	2012	2011
Cash payments:
Income tax payments	$8,350	$10,685	$4,611
Cash paid for interest	9,210	13,017	15,379
Non-cash transactions:
Transfers from loans to other real estate owned	$5,246	$4,486	$12,219

Securities

Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification cost basis for securities.  Declines in fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security.  If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in gains (losses) on sales of securities available for sale in the consolidated statements of income.  See Note 4 to Bancorp’s consolidated financial statements for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. All these loans are covered by investor commitments, so gains on sales of mortgage loans are recorded at the time of disbursement of loan proceeds at the difference between the sales proceeds and the loan’s carrying value net of any origination costs.

Loans

Loans are stated at the unpaid principal balance less net deferred loan fees or costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once prospects for recovering both principal and accrued interest are reasonably assured.  Loans are accounted for as troubled debt restructuring when Bancorp, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  If a loan is restructured at a market rate for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement, it shall be removed from restructured status generally after six months of performance.

Loans are classified as impaired when it is probable Bancorp will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans’ effective interest rate or at the estimated fair value of the loans’ collateral, if applicable.  Impaired loans consist of loans in non-accrual status or loans accounted for as troubled debt restructuring.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at December 31, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses.  Such provisions are reflected as a charge against current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Executive Loan Committee and the Audit Committee of the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

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

Other Assets

Bank-owned life insurance (BOLI) is carried at net realizable value, which considers any applicable surrender charges.  Also, Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp.  These agreements are used in conjunction with collateralized corporate cash management accounts.

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

No valuation allowance for deferred tax assets was recorded as of December 31, 2013 and 2012 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.  Management believes it is more likely than not that all deferred tax assets will be realized.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted.  As of December 31, 2013 and 2012, the gross amount of unrecognized tax benefits was $40,000 and $70,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2013 and 2012, the amount accrued for the potential payment of interest and penalties was $2,000 and $4,000, respectively.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available for sale investment securities and cash flow hedging instruments, net of taxes, and minimum pension liability adjustments, net of taxes.

Segment Information

Bancorp provides a broad range of financial services to individuals, corporations and others through its thirty-four full service banking locations as of December 31, 2013.  These services include lending and deposit services, cash management services, securities brokerage activities, mortgage origination and investment management and trust activities.  Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

For all awards, stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivatives

Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. US GAAP establishes accounting and reporting standards for derivative instruments and hedging activities. As required by US GAAP, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Bancorp must comply with detailed rules and documentation requirements at inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of derivative, if any, is recognized immediately in other noninterest income. Bancorp assesses effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

Bancorp offers interest rate swaps to customers desiring long-term fixed rate lending whereby Bancorp receives interest at a fixed rate and pays interest at a variable rate. Simultaneously, Bancorp enters into an interest rate swap agreement with an unrelated counterparty whereby Bancorp pays interest at a fixed rate and receives interest at a variable rate. Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Because these derivative instruments have not been designated as hedging instruments, the derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other noninterest income.

Bancorp had no fair value hedging relationships at December 31, 2013 or 2012. Bancorp does not use derivatives for trading or speculative purposes.

(2) Restrictions on Cash and Due from Banks

Bancorp is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $1,105,000 and $859,000 at December 31, 2013 and 2012, respectively.

(3) Acquisition

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

(amounts in thousands)
Purchase price:
Cash	$8,297
Equity instruments (531,288 common shares of Bancorp)	12,198

Total purchase price	20,495

Identifiable assets:
Cash and federal funds sold	17,260
Investment securities	81,827
Loans	39,755
Premises and equipment	4,008
Core deposit intangible	2,543
Other assets	605

Total identifiable assets	145,998

Identifiable liabilities:
Deposits	120,435
Securities sold under agreement to repurchase	2,762
Other liabilities	1,857

Total identifiable liabilities	125,054

Net gain resulting from acquisition	$449

Acquisition costs (included in non-interest expenses in Bancorp’s income statement for the year ended December 31, 2013)	$1,548

Fair value of the common shares issued as part of the consideration paid was determined based on the closing market price of Bancorp’s common shares on the acquisition date.

In the second quarter of 2013, Bancorp recorded a core deposit intangible of $2,543,000 which is being amortized over a ten year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  At December 31, 2013, the unamortized core deposit intangible was $2,151,000.

In many cases, determining fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to valuation of acquired loans.

(in thousands)	Acquired impaired loans	Acquired non-impaired loans	Total acquired loans
Contractually required principal and interest at acquisition	$3,285	$37,763	$41,048
Contractual cash flows not expected to be collected	(372)	(723)	(1,095)
Expected cash flows at acquisition	2,913	37,040	39,953
Interest component of expected cash flows	(174)	(24)	(198)
Basis in acquired loans at acquisition - estimated fair value	$2,739	$37,016	$39,755

Fair values of checking, savings and money market deposit accounts acquired from Oldham were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

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

A summary of acquisition costs, all recorded in the second quarter 2013 consolidated statement of income, follows:

(in thousands)
Data conversion	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total	$1,548

(4) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

(in thousands)	Amortized	Unrealized
December 31, 2013	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$110,000	$—	$—	$110,000
Government sponsored enterprise obligations	138,094	1,623	1,872	137,845
Mortgage-backed securities - government agencies	176,524	1,391	5,222	172,693
Obligations of states and political subdivisions	68,448	1,473	428	69,493

Total securities available for sale	$493,066	$4,487	$7,522	$490,031

(in thousands)	Amortized	Unrealized
December 31, 2012	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$98,000	$—	$—	$98,000
Government sponsored enterprise obligations	83,015	2,789	56	85,748
Mortgage-backed securities - government agencies	137,407	3,594	120	140,881
Obligations of states and political subdivisions	57,961	2,844	12	60,793
Trust preferred securities of financial institutions	1,000	18	—	1,018

Total securities available for sale	$377,383	$9,245	$188	$386,440

There are no securities held to maturity as of December 31, 2013 or 2012.

In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with a total par value of $685,000, generating a loss of $5,000.  These securities, acquired in the Oldham transaction, were sold in the ordinary course of investment management because they did not meet Bancorp’s current investment strategy.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.  No securities were sold in 2012.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in 2014, which is fully collateralized with a government agency security of similar duration, and holdings of stock in a correspondent bank Bancorp utilized for various services.  Bancorp reviewed the investment in FHLB stock as of December 31, 2013, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp believes its investment in FHLB stock is not impaired.

A summary of available for sale investment securities by maturity groupings as of December 31, 2013 is shown below. Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  The investment portfolio includes mortgage-backed securities, all of which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates of the underlying collateral.

(in thousands)
Securities available for sale	Amortized cost	Fair value

Due within 1 year	$120,183	$120,234
Due after 1 but within 5 years	128,126	129,476
Due after 5 but within 10 years	35,980	36,172
Due after 10 years	32,253	31,456
Mortgage-backed securities	176,524	172,693
Total securities available for sale	$493,066	$490,031

Securities with a carrying value of approximately $243.5 million at December 31, 2013 and $158.2 million at December 31, 2012 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

At year end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2013 and 2012, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2013
Government sponsored enterprise obligations	$76,755	$1,429	$4,353	$443	$81,108	$1,872
Mortgage-backed securities - government agencies	112,652	4,400	8,752	822	121,404	5,222
Obligations of states and political subdivisions	22,092	405	1,211	23	23,303	428
Total temporarily impaired securities	$211,499	$6,234	$14,316	$1,288	$225,815	$7,522

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2012
enterprise obligations	$29,996	$56	$—	$—	$29,996	56
Mortgage-backed securities - government agencies	16,609	120	$—	$—	$16,609	$120
Obligations of states and political subdivisions	2,292	12	—	—	2,292	12

Total temporarily impaired securities	$48,897	$188	$—	$—	$48,897	$188

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased.  These investments consist of 155 and 14 separate investment positions as of December 31, 2013 and 2012, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

(5) Loans

The composition of loans by primary loan portfolio segment follows:

	December 31,
(In thousands)	2013	2012
Commercial and industrial	$510,739	$426,930
Construction and development, excluding undeveloped land	91,719	85,456
Undeveloped land	37,871	45,797
Real estate mortgage	1,046,823	989,631
Consumer	34,198	36,780

	$1,721,350	$1,584,594

Loan balances include deferred loan origination fees, net of deferred loan costs. At December 31, 2013, net deferred loan costs exceeded deferred loan fees, resulting in net balances of ($139,000), compared to $47,000 at December 31, 2012.  During 2013, deferred loan origination costs exceeded deferred fees for new loans, resulting in the net balance decrease.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses.  No specific industry concentration exceeds ten percent of loans. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business.  Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the Louisville, Indianapolis and Cincinnati metropolitan markets.

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk.  For most sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  The participated portions of these loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2013 and 2012, the total participated portions of loans of this nature were $9,449,000 and $7,658,000 respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

(in thousands)	Year ended December 31,
Loans to directors and executive officers	2013	2012
Balance as of January 1	$6,099	$622
New loans and advances on lines of credit	10,006	6,691
Repayments on loans and lines of credit	7,438	1,214
Balance as of December 31	$8,667	$6,099

The higher amounts of advances and repayments in 2013 are primarily attributable to the utilization of daily sweep features on a working capital line of credit.

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2013, 2012 and 2011.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2013	industrial	land	land	mortgage	Consumer	Total

Loans	$510,739	$91,719	$37,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$90,428	$30,531	$1,038,824	$34,095	$1,696,413

Balance: loans acquired with deteriorated credit quality	$625	$1,265	$—	$521	$19	$2,430

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$4,536	$—	$14,288	$362	$6,746	$31,881
Provision	1,583	(2,119)	13,256	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	—	(11,964)
Recoveries	569	163	81	584	658	—	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522

Allowance for loans individually evaluated for impairment	$762	$—	$—	$606	$84		$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$—	$27,070

	Type of loan
(in thousands)	Commercial	Construction	Real estate
December 31, 2012	and industrial	and development	mortgage	Consumer	Total

Loans	$426,930	$131,253	$989,631	$36,780	$1,584,594

Loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
At December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—		$3,617

Allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

	Type of loan
	Commercial	Construction	Real estate
December 31, 2011	and industrial	and development	mortgage	Consumer	Total
(in thousands)
Loans	$393,729	$147,637	$966,665	$36,814	$1,544,845

Loans individually evaluated for impairment	$5,459	$2,416	$14,170	$94	$22,139

Loans collectively evaluated for impairment	$388,270	$145,221	$952,495	$36,720	$1,522,706

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2010	$2,796	$2,280	$12,272	$623	$7,572	$25,543
Provision	5,475	2,859	4,592	133	(459)	12,600
Charge-offs	(1,015)	(1,593)	(5,840)	(673)	—	(9,121)
Recoveries	108	—	158	457	—	723
At December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745

Allowance for loans individually evaluated for impairment	$954	$10	$1,597	$—		$2,561

Allowance for loans collectively evaluated for impairment	$6,410	$3,536	$9,585	$540	$7,113	$27,184

Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustments. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at December 31, 2013 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Because Bancorp has refined its allowance calculation during 2013 such that it no longer maintains unallocated allowance at December 31, 2013, Bancorp’s allocation of its allowance at December 31, 2013 is not comparable with prior periods.

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development, excluding undeveloped land

•                  Undeveloped land

•                  Real estate mortgage

•                  Consumer

In the fourth quarter of 2013, as a result of analyses of non-performing loan metrics, Bancorp expanded the classifications for loans to include undeveloped land, which was previously recorded within construction and development loans.

Bancorp did not have any acquired loans with deteriorated credit quality at December 31, 2012.  Bancorp has loans that were acquired in the Oldham acquisition in the second quarter of 2013, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at December 31, 2013.

The changes in accretable discount related to credit impaired acquired loans are as follows:

(in thousands)

Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(37)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at December 31, 2013	$137

The following table presents loans individually evaluated for impairment as of December 31, 2013 and 2012.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2013	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$830	$974	$—	$4,499
Construction and development, excluding undeveloped land	26	151	—	54
Undeveloped land	7,340	9,932	—	3,272
Real estate mortgage	3,731	5,069	—	5,559
Consumer	—	—	—	3
Subtotal	11,927	16,126	—	13,387

Loans with an allowance recorded
Commercial and industrial	$6,749	$6,749	$762	$3,806
Construction and development, excluding undeveloped land	—	—	—	259
Undeveloped land	—	—	—	7,152
Real estate mortgage	3,747	4,065	606	3,705
Consumer	84	84	84	34
Subtotal	10,580	10,898	1,452	14,956

Total
Commercial and industrial	$7,579	$7,723	$762	$8,305
Construction and development, excluding undeveloped land	26	151	—	313
Undeveloped land	7,340	9,932	—	10,424
Real estate mortgage	7,478	9,134	606	9,264
Consumer	84	84	84	37
Total	$22,507	$27,024	$1,452	$28,343

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2012	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$6,735	$7,591	$—	$6,226
Construction and development, excluding undeveloped land	118	381	—	158
Undeveloped land	234	1,806	—	886
Real estate mortgage	6,996	7,752	—	6,451
Consumer	4	25	—	21
Subtotal	14,087	17,555	—	13,742

Loans with an allowance recorded
Commercial and industrial	1,932	5,103	156	3,294
Construction and development, excluding undeveloped land	433	433	—	260
Undeveloped land	10,078	10,702	2,898	7,232
Real estate mortgage	2,799	2,948	563	4,583
Consumer	—	—	—	—
Subtotal	15,242	19,186	3,617	15,369

Total
Commercial and industrial	$8,667	$12,694	$156	$9,520
Construction and development, excluding undeveloped land	551	814	—	418
Undeveloped land	10,312	12,508	2,898	8,118
Real estate mortgage	9,795	10,700	563	11,034
Consumer	4	25	—	21
Total	$29,329	$36,741	$3,617	$29,111

Differences between recorded investment amounts and unpaid principal balance amounts are due to fair value adjustments recorded for loans acquired and partial charge-offs which have occurred over the life of loans.

Interest income on impaired or non-accrual loans (cash basis) was $185,000, $157,000 and $391,000 in 2013, 2012, and 2011, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1,248,000, $1,167,000 and $1,104,000 in 2013, 2012 and 2011, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $437,000 and $719,000 at December 31, 2013 and 2012, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2013 and 2012.

(In thousands)	2013	2012

Commercial and industrial	$846	$1,554
Construction and development, excluding undeveloped land	26	551
Undeveloped land	7,340	10,312
Real estate mortgage	7,046	5,939
Consumer	—	4

Total	$15,258	$18,360

On December 31, 2013 and 2012, Bancorp had $7.2 million and $11.0 million of loans classified as TDR, respectively.  The following table presents the recorded investment in loans modified and classified as TDR during the years ended December 31, 2013 and 2012.

		Pre-modification	Post-modification
(dollars in thousands)	Number of	outstanding recorded	outstanding recorded
December 31, 2013	contracts	investment	investment

Commercial & industrial	1	$796	$796
Real estate mortgage	1	85	85

Total	2	$881	$881

		Pre-modification	Post-modification
(dollars in thousands)	Number of	outstanding recorded	outstanding recorded
December 31, 2012	contracts	investment	investment

Commercial & industrial	3	$5,752	$5,752
Real estate mortgage	5	3,862	3,862
Total	8	$9,614	$9,614

The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default during the year ending December 31, 2013 and 2012.

(dollars in thousands)	Number of
December 31, 2013	Contracts	Recorded investment

Commercial & industrial	1	$790
Real estate mortgage	2	2,425

Total	3	$3,215

(dollars in thousands)	Number of
December 31, 2012	Contracts	Recorded investment

Commercial & industrial	1	$627
Real estate mortgage	1	295

Total	2	$922

At December 31, 2013, loans accounted for as TDR included modifications from original terms due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties, and limited forgiveness of principal.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at December 31, 2013, had a total allowance allocation of $942,000, compared to $295,000 at December 31, 2012.

At December 31, 2013 and 2012, Bancorp had outstanding commitments to lend additional funds totaling $262,000 and $187,000, respectively, to borrowers whose loans have been modified as TDR.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

December 31, 2013

Commercial and industrial	$808	$201	$1,268	$2,277	$508,462	$510,739	$421
Construction and development, excluding undeveloped land	429	—	26	455	91,264	91,719	—
Undeveloped land	—	—	7,340	7,340	30,531	37,871	—
Real estate mortgage	4,529	1,180	7,062	12,771	1,034,052	1,046,823	16
Consumer	110	—	—	110	34,088	34,198	—
Total	$5,876	$1,381	$15,696	$22,953	$1,698,397	$1,721,350	$437

December 31, 2012

Commercial and industrial	$212	$42	$1,554	$1,808	$425,122	$426,930	$—
Construction and development, excluding undeveloped land	—	—	551	551	84,905	85,456	—
Undeveloped land	—	4,284	10,312	14,596	31,201	45,797
Real estate mortgage	3,771	1,952	6,424	12,147	977,484	989,631	485
Consumer	79	—	238	317	36,463	36,780	234
Total	$4,062	$6,278	$19,079	$29,419	$1,555,175	$1,584,594	$719

Bancorp categorizes loans into credit risk categories based on relevant information about ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends.  Pass-rated loans included all risk-rated loans other than those classified as special mention, substandard, and doubtful, which are defined below:

•                  Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp’s credit position at some future date.

•                  Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt.  They are characterized by the distinct possibility that Bancorp will sustain some loss if the deficiencies are not corrected.

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

As of December 31, 2013 and 2012, balances in risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)	Commercial and industrial	Construction and development, excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
December 31, 2013
Grade
Pass	$486,140	$79,896	$30,366	$1,014,216	$34,028	$1,644,646
Special mention	12,983	7,091	—	17,916	86	38,076
Substandard	3,616	4,706	165	7,197	—	15,684
Substandard non- performing	8,000	26	7,340	7,494	84	22,944
Doubtful	—	—	—	—	—	—
Total	$510,739	$91,719	$37,871	$1,046,823	$34,198	$1,721,350

December 31, 2012
Grade
Pass	$404,045	$78,621	$34,388	$925,674	$36,542	$1,479,270
Special mention	11,097	6,284	547	26,770	—	44,698
Substandard	4,482	—	550	26,901	—	31,933
Substandard non- performing	7,306	551	10,312	10,286	238	28,693
Doubtful	—	—	—	—	—	—
Total	$426,930	$85,456	$45,797	$989,631	$36,780	$1,584,594

(6) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2013	2012

Land	$6,803	$4,586
Buildings and improvements	43,259	40,530
Furniture and equipment	17,149	15,998
Construction in progress	231	269

	67,442	61,383

Accumulated depreciation and amortization	(27,629)	(24,851)

	$39,813	$36,532

Depreciation expense related to premises and equipment was $3,042,000 in 2013, $3,147,000 in 2012 and $2,914,000 in 2011.

(7) Other Assets

A summary of major components of other assets as of December 31, 2013 and 2012 follows:

(in thousands)	2013	2012

Net deferred tax asset	$14,554	$12,538
Cash surrender value of life insurance other than BOLI	10,949	9,614
Other real estate owned and other foreclosed property	5,592	7,364
Investments in tax credit related ventures	5,506	7,329
Core deposit intangible	2,151	—
Mortgage servicing rights (MSRs)	1,832	2,088
Other short term receivables	1,624	1,289
Goodwill	682	682
Investment in bank in expansion market	520	520
FDIC prepaid assessment	—	1,732
Common securities of S.Y. Bancorp Capital Trust II	—	900
Other	8,414	7,351

	$51,824	$51,407

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

In 2009, the FDIC required insured institutions to prepay three years of estimated insurance assessments, to strengthen the cash position of the Deposit Insurance Fund without immediately impacting earnings of the banking industry.  Bancorp’s prepaid assessment, paid in December 2009, totaled $6,458,000 and was amortized based on quarterly FDIC assessments until the second quarter of 2013, when the prepaid assessment remaining balance totaling $1,420,000 was returned to Bancorp.

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing the carrying value to the fair value.  Estimated fair values of MSRs at December 31, 2013 and 2012 were $3,953,000 and $2,702,000, respectively.  Total outstanding principal balances of loans serviced for others were $435,339,000 and $374,079,000 at December 31, 2013, and 2012 respectively.

Changes in net carrying amount of MSRs for the years ended December 31, 2013 and 2012 are shown in the following table.

(in thousands)	2013	2012
Balance at January 1	$2,088	$1,630
Originations	776	1,274
Amortization	(1,032)	(816)

Balance at December 31	$1,832	$2,088

(8) Income Taxes

Components of income tax expense (benefit) from operations for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year ended December 31,
(In thousands)	2013	2012	2011
Current tax expense
Federal	$10,322	$11,895	$9,748
State	336	672	511
Total current tax expense	10,658	12,567	10,259

Deferred tax benefit
Federal	450	(2,800)	(1,934)
State	120	(133)	(134)
Total deferred tax benefit	570	(2,933)	(2,068)

Total income tax expense	$11,228	$9,634	$8,191

Components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year ended December 31,
(In thousands)	2013	2012	2011
Unrealized (loss) gain on securities available for sale	$(4,234)	$(24)	$1,362
Reclassification adjustment for securities losses realized in income	2	—	—
Unrealized gain on derivatives	8	—	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(265)	(83)	(125)
Minimum pension liability adjustment	111	2	(111)
Total income tax (benefit) expense recorded directly to stockholders’ equity	$(4,378)	$(105)	$1,126

An analysis of the difference between the statutory and effective tax rates from operations for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(2.1)	(3.8)	(3.7)
Tax credits	(2.5)	(2.2)	(2.6)
Cash surrender value of life insurance	(2.0)	(1.9)	(1.5)
State income taxes	0.8	1.0	0.9
Nontaxable gain on acquisition	(0.4)	—	—
Nondeductible acquisition costs	0.2	—	—
Establish deferred taxes on tax credit investments	—	—	(2.2)
Other, net	0.2	(0.9)	(0.1)
	29.2%	27.2%	25.8%

The reduction of tax expense attributable to tax credits arises from Bancorp’s policy to record both tax credits and amortization of the related investment in income tax expense using the effective yield method.

The increase in income tax expense from 2012 to 2013 is the result of reduced tax exempt interest in 2013 as well as the reflection of the recognition of certain federal historic rehabilitation tax credits related to an investment in redevelopment of a Louisville landmark in 2012.

The increase in income tax expense from 2011 to 2012 is the result of an adjustment of approximately $700,000 made in 2011 to Bancorp’s deferred tax asset that relates to tax-advantaged investments that Bancorp has made in its primary market area over the years.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
(In thousands)	2013	2012
Allowance for loan loss	$10,236	$11,495
Deferred compensation	4,778	3,950
Accrued expenses	1,604	1,451
Investments in partnerships	826	713
Write-downs and costs associated with other real estate owned	749	1,335
Loans	564	211
Other-than-temporary impairment	311	312
Other assets	299	324

Total deferred tax assets	19,367	19,791

Securities	354	4,088
Property and equipment	1,377	1,162
Loan costs	702	648
Prepayment penalty on modification of FHLB advances	156	263
Mortgage servicing rights	608	703
Leases	428	100
Core deposit intangible	772	—
Other liabilities	416	289

Total deferred tax liabilities	4,813	7,253

Net deferred tax asset	$14,554	$12,538

As a result of the acquisition of Oldham, Bancorp has a federal net operating loss carryforward of $61,698 as of January 1, 2014.  Bancorp expects to fully utilize this loss in 2014.

No valuation allowance for deferred tax assets was recorded as of December 31, 2013 and 2012 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences, net operating losses and capital losses within the carryback and carryforward periods.  Management believes it is more likely than not that all deferred tax assets will be realized.

US GAAP provides guidance on the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2013 and 2012, the gross amount of unrecognized tax benefits was $40,000 and $70,000, respectively.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.

Bancorp is currently under IRS examination of its 2011 corporate income tax return.  Management does not expect that the results of the examination will have a material effect on our financial condition.    While management believes tax positions are appropriate, the IRS could challenge Bancorp’s positions as a part of this examination.  Federal and state income tax returns are subject to examination for the tax return years after 2009.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2013 and 2012, the amount accrued for the potential payment of interest and penalties was $2,000 and $4,000, respectively.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 follows:

(In thousands)	2013	2012

Balance as of January 1	$70	$101
Increases - current year tax positions	11	10
Lapse of statute of limitations	(41)	(41)

Balance as of December 31	$40	$70

(9) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2013	2012

Interest bearing demand	$462,291	$345,739
Savings	101,551	84,795
Money market	643,787	579,686
Time deposits greater than $250,000	40,604	45,888
Other time deposits	309,354	329,426

	$1,557,587	$1,385,534

Interest expense related to certificates of deposit and other time deposits in denominations of $100,000 or more was $1,307,000, $1,855,000, and $2,575,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(In thousands)

2014	$228,459
2015	78,308
2016	23,534
2017	13,950
2018 and thereafter	5,707
$349,958

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $19,088,000 and $29,819,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, Bancorp had $986,000 and $814,000, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(10) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts.  Such repurchase agreements are considered financing agreements and generally mature within one business day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012

Average balance during the year	$60,737	$59,861
Average interest rate during the year	0.24%	0.30%
Maximum month-end balance during the year	$68,383	$64,582

(11) Advances from the Federal Home Loan Bank

Bancorp had outstanding borrowings of $34.3 million at December 31, 2013, via seven separate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the final five advances totaling $4,329,000, principal and interest payments are due monthly based on an amortization schedule.

Bancorp did not prepay any advances in 2013.  In the third quarter of 2012, Bancorp restructured and extended terms on three advances with FHLB resulting in lower interest cost over the remaining term of these advances.  Prepayment penalties totaling $872,000 were incurred.  In accordance with US GAAP, prepayment penalties associated with the modification of advances were amortized over the life of the new advances, and were recorded as interest expense, resulting in effective interest rates greater than the contractual rate paid to FHLB.  In the fourth quarter of 2012, Bancorp prepaid these same three advances, incurring prepayment penalties totaling $265,000.  These new prepayment penalties and the remaining unamortized prepayment penalties totaling $790,000 were each recorded as interest expense in the fourth quarter of 2012.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	December 31, 2013		December 31, 2012
(In thousands)	Advance	Rate	Advance	Rate
2013	$—	—	$10,000	1.90%
2014	10,000	0.21%	—	—
2015	20,000	3.34%	20,000	3.34%
2020	1,931	2.23%
2021	564	2.12%
2024	408	2.40%	420	2.40%
2028	1,426	1.46%	1,462	1.46%

	$34,329	2.26%	$31,882	2.79%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At December 31, 2013, the amount of available credit from the FHLB totaled $361.4 million.

(12) Subordinated Debentures

In 2008, Bancorp formed S.Y. Bancorp Capital Trust II (“the Trust”), a Delaware statutory trust and 100%-owned finance subsidiary.  S.Y. Bancorp Capital Trust II issued $30.0 million of 10% fixed rate cumulative trust preferred securities and invested the proceeds, along with $900,000 received from the purchase of its common equity securities, in $30.9 million of a fixed rate subordinated debenture of Bancorp. The principal asset of S.Y. Bancorp Capital Trust II was a $30.9 million subordinated debenture of Bancorp. The interest rate on both the trust preferred securities and the subordinated debentures was fixed at 10.00%.  The trust preferred securities, the assets of the Trust, and the common securities issued by the Trust were redeemable in whole or in part on or after December 31, 2013, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events.

On December 31, 2013, Bancorp redeemed all of these securities at par value.  Remaining unamortized issuance costs of $1,306,000 were recognized as non-interest expense in the fourth quarter of 2013.  The Trust has subsequently been dissolved.

(13) Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  None of this stock has been issued to date.

(14) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2013	2012	2011

Net income, basic and diluted	$27,170	$25,801	$23,604

Average shares outstanding	14,223	13,875	13,786
Effect of dilutive securities	130	57	48

Average shares outstanding including dilutive securities	14,353	13,932	13,834

Net income per share, basic	$1.91	$1.86	$1.71

Net income per share, diluted	$1.89	$1.85	$1.71

(15) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. Employer expenses related to contributions to the plan for 2013, 2012, and 2011 were $1,701,000, $1,512,000, and $1,449,000, respectively. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2013 and 2012, the KSOP held 497,958 and 484,075, respectively, shares of Bancorp stock.

In addition Bancorp has non-qualified “excess” plans into which directors and certain senior officers may defer director fees or salary.  Bancorp matched certain executives’ contributions into the senior officers’ plan amounting to approximately $205,000, $146,000, and $75,000 in 2013, 2012 and 2011 respectively.  At December 31, 2013 and 2012, the amounts included in other liabilities in the consolidated financial statements for this plan were $3,981,000 and $2,954,000, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 20 years of service.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2013 and 2012, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1,949,000 and $2,247,000, respectively.  Discount rates of 4.72% and 3.79% were used in 2013 and 2012, respectively, in determining the actuarial present value of the projected benefit obligation.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  Bancorp maintains life insurance policies, for which it is the ultimate beneficiary, on certain current and former executives. The income from these policies helps offset the cost of benefits.  The liability for Bancorp’s plan met the benefit obligation as of December 31, 2013 and 2012.

Information about the components of the net periodic benefit cost of the defined benefit plan follows:

	Year ended December 31,
(in thousands)	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	90	83	86
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	36	60	56

Net periodic benefit cost	$126	$143	$142

The benefits expected to be paid in each year from 2014 to 2018 are listed in the table below.

(In thousands)	Benefits
2014	$84
2015	84
2016	84
2017	84
2018	84
Beyond 2018	3,446

Total future payments	$3,866

The expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2013. There are no obligations for other post-retirement and post-employment benefits.

(16) Stock-Based Compensation

The fair value of all new and modified awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.  Forfeiture estimates are based on historical experience.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of December 31, 2013, there were 513,026 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits in the consolidated statements of income, as follows:

(in thousands)	2013	2012	2011
Stock-based compensation expense before income taxes	$1,940	$1,481	$1,165

Deferred tax benefit	679	518	408

Reduction of net income	$1,261	$963	$757

As of December 31, 2013 Bancorp has $3,132,000 of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $2,435,000, $937,000 and $692,000 from the exercise of options during 2013, 2012 and 2011, respectively.

The fair values of Bancorp’s stock options and SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in option and SAR valuations:

Assumptions	2013	2012	2011

Dividend yield	2.80%	2.52%	2.48%
Expected volatility	22.54%	22.04%	22.64%
Risk free interest rate	1.26%	1.44%	2.90%
Forfeitures	6.40%	4.20%	6.07%
Expected life of options (in years)	6.6	7.6	7.5

The expected life of options and SARs is based on actual experience of past like-term stock options.  Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.  Dividend yield and expected volatility are based on historical information corresponding to the expected life of options and SARs granted.  Expected volatility is the volatility of the underlying shares for the expected term on a monthly basis.  The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the options.

A summary of stock option and SARs activity and related information for the year ended December 31, 2013 follows.

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
	Options	Exercise price	exercise	intrinsic	fair	contractual
(in thousands, except price and years)	and SARs	per share	price	value	value	life (years)

At December 31, 2012
Vested and exercisable	681	$20.17-26.83	$23.42	$271	$5.33	3.5
Unvested	246	21.03-26.83	22.62	77	4.67	7.9
Total outstanding	927	20.17-26.83	23.21	348	5.15	4.7

Granted	54	22.89	22.89	484	3.61
Exercised	(180)	20.17-26.83	21.71	1,124	4.81
Forfeited	(4)	21.03-23.76	22.78	32	4.88

At December 31, 2013
Vested and exercisable	579	20.25-26.83	23.83	4,685	5.43	3.4
Unvested	218	21.03-24.87	22.70	2,011	4.36	7.7
Total outstanding	797	20.25-26.83	23.52	$6,696	5.14	4.6

Vested during year	79	21.03-24.87	22.56	$743	4.81

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.  The aggregate intrinsic value of stock options and SARs exercised in 2013, 2012 and 2011 was $1,124,000, $305,000 and $524,000, respectively.  The aggregate intrinsic value of stock options and SARs exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of SARs granted in 2013, 2012 and 2011 were $3.61, $3.93 and $5.04, respectively.  No stock options have been granted since 2007.

For the three year period ending December 31, 2013, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2010	81,682	$21.58
Shares awarded	41,991	23.96
Restrictions lapsed and shares released to employees/directors	(21,333)	21.82
Shares forfeited	(7,333)	22.61
Unvested at December 31, 2011	95,007	$22.49
Shares awarded	57,156	22.71
Restrictions lapsed and shares released to employees/directors	(30,782)	22.66
Shares forfeited	(7,471)	22.59
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77

Bancorp awarded performance-based restricted stock units (RSUs) to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year.  The following table outlines the RSU grants.

			Expected
	Vesting		shares
Grant	period	Fair	to be
year	in years	value	awarded
2011	3	$21.99	16,857
2012	3	20.57	22,668
2013	3	20.38	28,579

Options and SARs outstanding, stated in thousands, at December 31, 2013 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

2014	92	92	22.69
2015	1	1	20.90
2016	144	144	24.07
2017	120	120	26.81
2018	73	73	23.37
2019	77	60	22.14
2020	77	45	21.03
2021	62	25	23.78
2022	97	19	22.87
2022	54	—	22.89
	797	579	$23.52

Bancorp does not have any equity compensation plans which have not been approved by security holders.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all the Bancorp’s equity compensation plans as of December 31, 2013.

Plan category (shares in thousands)	Number of shares to be issued upon exercise	Weighted average exercise price	Shares available for future issuance (a)

Equity compensation plans approved by security holders:
Stock options	356	$24.63	513
Stock appreciation rights (SARs)	(b)	(b)	(a)
Restricted stock	125	N/A	(a)
Restricted stock units	(c)	N/A	(a)

Total shares	481		513

(a)  Under the 2005 Stock Incentive plan, shares of stock are authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units

(b)  At December 31, 2013, approximately 441,000 SARs were outstanding at a weighted average grant price of $22.63.  The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)  The number of shares to be issued is dependend upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 110,000 shares.

(17) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends received from the Bank.  On January 1 of any year, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2013, the Bank may pay an amount equal to $20.0 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(18) Commitments and Contingent Liabilities

As of December 31, 2013, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $469.5 million, including standby letters of credit of $15.2 million, are not anticipated to result in significant losses as of December 31, 2013.  Commitments to extend credit were $401.1 million, including letters of credit of $14.8 million, as of December 31, 2012.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

Bancorp leases certain facilities under non-cancelable operating leases. Future minimum lease commitments for these leases are outlined in the table below.

Year	Total amount
2014	$1,594,000
2015	1,255,000
2016	1,336,000
2017	1,315,000
2018	875,000
Thereafter	2,253,000

Rent expense, net of sublease income, was $1,693,000 in 2013, $1,795,000 in 2012, and $1,804,000 in 2011.

To provide service to commercial accounts, Bancorp aids customers with letters of credits with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 3 to 12 months. The maximum potential future payment guaranteed by Bancorp cannot be readily estimated because it is dependent upon the fair value of the contracts at the time of default. If an event of default on all contracts had occurred at December 31, 2013, Bancorp would have been required to make payments of approximately $2.5 million. No payments have ever been required as a result of default on these contracts. These agreements are normally collateralized — generally with real properties, equipment, inventories and receivables — by the customer, which limits Bancorp’s credit risk associated with the agreements.

Also, as of December 31, 2013, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(19) Fair Value Measurements

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S government obligations, debt securities of U.S. government-sponsored corporations, mortgage-backed securities and obligations of state and political subdivisions.  Trust preferred securities, included in the 2012 table, are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

Below are carrying values of assets measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$110,000	$—	$110,000	$—
Government sponsored enterprise obligations	137,845	—	$137,845	—
Mortgage-backed securities - government agencies	172,693	—	172,693	—
Obligations of states and political subdivisions	69,493	—	69,493	—

Total investment securities available for sale	490,031	—	490,031	—

Interest rate swaps	299	—	299	—

Total assets	$490,330	$—	$490,330	$—

Liabilities

Interest rate swaps	$275	$—	$275	$—

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$98,000	$—	$98,000	$—
Government sponsored enterprise obligations	85,748	—	$85,748	—
Mortgage-backed securities - government agencies	140,881	—	140,881	—
Obligations of states and political subdivisions	60,793	—	60,793	—
Trust preferred securities of financial institutions	1,018	1,018	—	—

Total investment securities available for sale	386,440	1,018	385,422	—

Interest rate swaps	415	—	415	—

Total assets	$386,855	$1,018	$385,837	$—

Liabilities

Interest rate swaps	$415	$—	$415	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2013 and 2012 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for December 31, 2013 or 2012.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded carrying value, mortgage loans held for sale are not included in either table below for December 31, 2013 or 2012.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At December 31, 2013 and 2012, the carrying value of other real estate owned was $5,590,000 and $7,364,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at December 31, 2013 and 2012.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of December 31, 2013, total impaired loans with a valuation allowance were $10.6 million, and the specific allowance totaled $1.5 million, resulting in a fair value of $9.1 million, compared to total impaired loans with a valuation allowance of $15.2 million, and the specific allowance allocation totaling $3.6 million, resulting in a fair value of $11.6 million at December 31, 2012.  The losses represent the change in the specific allowances for the period indicated.

Below are carrying values of assets measured at fair value on a non-recurring basis (in thousands).

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$9,128	$—	$—	$9,128	$(992)
Total	$9,128	$—	$—	$9,128	$(992)

	Fair value at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$11,625	$—	$—	$11,625	$(2,467)
Total	$11,625	$—	$—	$11,625	$(2,467)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the twelve months ended December 31, 2013, there were no transfers between Levels 1, 2, or 3.

(20) Fair Value of Financial Instruments

The following table presents carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments at December 31, 2013 and 2012.

	Carrying
(in thousands)	amount	Fair value	Level 1	Level 2	Level 3
December 31, 2013
Financial assets
Cash and short-term investments	$70,770	$70,770	$70,770	$—	$—
Mortgage loans held for sale	1,757	1,817	—	1,817	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,692,828	1,703,291	—	—	1,703,291
Accrued interest receivable	5,712	5,712	5,712	—	—

Financial liabilities
Deposits	$1,980,937	$1,983,029	$—	$1,983,029	$—
Short-term borrowings	117,910	117,910	—	117,910	—
Long-term borrowings	34,329	35,166	—	35,166	—
Accrued interest payable	128	128	128	—	—

December 31, 2012
Financial assets
Cash and short-term investments	$67,703	$67,703	$67,703	$—	$—
Mortgage loans held for sale	14,047	14,431	—	14,431	—
Federal Home Loan Bank stock and other securities	6,180	6,180	—	6,180	—
Loans, net	1,552,713	1,583,018	—	—	1,583,018
Accrued interest receivable	5,091	5,091	5,091	—	—

Financial liabilities
Deposits	$1,781,693	$1,786,046	$—	$1,786,046	$—
Short-term borrowings	75,597	75,597	—	75,597	—
Long-term borrowings	62,782	62,826	—	62,826	—
Accrued interest payable	166	166	166	—	—

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

Commitments to extend credit and standby letters of credit

Fair values of commitments to extend credit are estimated using fees currently charged to enter into similar agreements and the creditworthiness of the customers. Fair values of standby letters of credit are based on fees currently charged for similar agreements or estimated cost to terminate them or otherwise settle obligations with counterparties at the reporting date.  Fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

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

(21) Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for 2013 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At December 31, 2013 and 2012, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Notional amount	$5,159	$4,459	$5,159	$4,459
Weighted average maturity (years)	6.4	6.3	6.4	6.3
Fair value	$(275)	$(415)	$275	$415

In December 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million floating-rate FHLB borrowing. The interest rate swap involves exchange of Bancorp’s floating rate interest payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative positions designated as cash flow hedges as of December 31, 2013.

(dollars in thousands)

Notional	Effective	Maturity	Receive (variable)	Pay fixed	Fair value
amount	date	date	index	swap rate	of asset
$10,000	12/6/2013	12/6/2016	US 3 Month LIBOR	0.715%	$24

Bancorp did not have any derivative positions designated as cash flow hedges at December 31, 2012.

(22) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the consolidated financial statements. Management believes Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2013.

As of December 2013 and 2012, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

A summary of Bancorp’s and the Bank’s capital ratios at December 31, 2013 and 2012 follows:

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital (1)
Consolidated	$252,171	13.54%	$148,993	8.00%	NA	NA
Bank	239,577	12.90%	148,575	8.00%	$185,719	10.00%

Tier I risk-based capital (1)
Consolidated	$228,827	12.29%	$74,476	4.00%	NA	NA
Bank	219,299	11.65%	75,296	4.00%	$112,944	6.00%

Leverage (2)
Consolidated	$228,827	9.75%	$70,408	3.00%	NA	NA
Bank	219,299	9.24%	71,201	3.00%	$118,668	5.00%
December 31, 2012
Total risk-based capital (1)
Consolidated	$250,837	14.42%	$139,161	8.00%	NA	NA
Bank	220,133	12.70%	138,666	8.00%	$173,333	10.00%

Tier I risk-based capital (1)
Consolidated	$228,972	13.17%	$69,544	4.00%	NA	NA
Bank	198,339	11.44%	69,349	4.00%	$104,024	6.00%

Leverage (2)
Consolidated	$228,972	10.79%	$63,662	3.00%	NA	NA
Bank	198,339	9.37%	63,502	3.00%	$105,837	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies..

Included in the capital at December 31, 2012 was $30 million of subordinated debentures related to the trust preferred securities, which qualified as Tier 1 capital.  Bancorp called the trust preferred securities in December 2013.

(23) S.Y. Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2013	2012

Assets
Cash on deposit with subsidiary bank	$7,453	$25,904
Investment in and receivable from subsidiaries	216,916	204,431
Securities available for sale (amortized cost of $1,000 in 2012)	—	1,018
Other assets	5,234	4,707
Total assets	$229,603	$236,060

Liabilities and stockholders’ equity
Other liabilities	$159	$85
Subordinated debentures	—	30,900
Total stockholders’ equity	229,444	205,075
Total liabilities and stockholders’ equity	$229,603	$236,060

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2013	2012	2011

Income - dividends and interest from subsidiaries	$30,090	$10,090	$90
Income - interest income from securities	27	80	104
Income (loss) - other	174	637	(402)
Expenses	7,260	5,130	4,654
Income (loss) before income taxes and equity in undistributed net income of subsidiary	23,031	5,677	(4,862)
Income tax benefit	(2,583)	(1,674)	(1,889)
Income (loss) before equity in undistributed net income of subsidiary	25,614	7,351	(2,973)
Equity in undistributed net income of subsidiary	1,556	18,450	26,577
Net income	$27,170	$25,801	$23,604

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2013	2012	2011
Operating activities
Net income	$27,170	$25,801	$23,604
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,556)	(18,450)	(26,577)
Decrease (increase) in receivable from subsidiaries	(21,896)	50	(101)
Stock compensation expense	1,940	1,481	1,165
Excess tax benefits from share- based compensation arrangements	(265)	(83)	(125)
Depreciation, amortization and accretion, net	1,396	—	9
Decrease in other assets	4,453	1,963	3,983
Increase (decrease) in other liabilities	545	28	(17)
Net cash provided by operating activities	11,787	10,790	1,941

Investing activities
Proceeds from maturities of securities available for sale	1,000	—	3,630
Cash for acquisition, net of cash acquired	8,963	—	—
Net cash provided by investing activities	9,963	—	3,630
Financing activities
Repayments of subordinated debentures	(30,900)	—	—
Proceeds from stock options	2,435	961	705
Excess tax benefit from share-based compensation arrangements	265	83	125
Common stock repurchases	(331)	(205)	(167)
Cash dividends paid	(11,670)	(10,691)	(9,930)
Net cash used in financing activities	(40,201)	(9,852)	(9,267)

Net (decrease) increase in cash	(18,451)	938	(3,696)
Cash at beginning of year	25,904	24,966	28,662
Cash at end of year	$7,453	$25,904	$24,966

(24) Segments

Bancorp’s, principal activities include commercial banking and investment management and trust.  Commercial banking provides a full range of loan and deposit products to individual consumers and businesses.  Commercial banking also includes Bancorp’s mortgage origination and securities brokerage activity.  Investment management and trust provides wealth management services including investment management, trust and estate administration, and retirement plan services.

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity.  All tax exempt activity and provision for loan losses have been allocated to the commercial banking segment.  Measurement of performance of business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of S.Y. Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to the 1996 purchase of a bank in southern Indiana.  This purchase facilitated Bancorp’s expansion in southern Indiana.  Goodwill has been assigned to the commercial banking segment.

Selected financial information by business segment follows:

		Investment
	Commercial	management
(In thousands)	banking	and trust	Total
Year ended December 31, 2013
Net interest income	$77,144	$154	$77,298
Provision for loan losses	6,550	—	6,550
Investment management and trust services	—	16,287	16,287
All other non-interest income	22,654	61	22,715
Non-interest expense	61,891	9,461	71,352
Income before income taxes	31,357	7,041	38,398
Tax expense	8,740	2,488	11,228
Net income	$22,617	$4,553	$27,170

Year ended December 31, 2012
Net interest income	$73,800	$150	$73,950
Provision for loan losses	11,500	—	11,500
Investment management and trust services	—	14,278	14,278
All other non-interest income	24,110	69	24,179
Non-interest expense	57,323	8,149	65,472
Income before income taxes	29,087	6,348	35,435
Tax expense	7,412	2,222	9,634
Net income	$21,675	$4,126	$25,801

Year ended December 31, 2011
Net interest income	$70,592	$140	$70,732
Provision for loan losses	12,600	—	12,600
Investment management and trust services	—	13,841	13,841
All other non-interest income	19,382	21	19,403
Non-interest expense	51,863	7,718	59,581
Income before income taxes	25,511	6,284	31,795
Tax expense	5,992	2,199	8,191
Net income	$19,519	$4,085	$23,604

(25) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2013, 2012 and 2011:

	2013
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,069	$22,267	$21,293	$20,835
Interest expense	2,226	2,250	2,318	2,372

Net interest income	19,843	20,017	18,975	18,463

Provision for loan losses	1,575	1,325	1,325	2,325
Net interest income after provision	18,268	18,692	17,650	16,138
Non-interest income	9,811	9,652	10,311	9,228
Non-interest expenses	19,380	17,571	18,822	15,579

Income before income taxes	8,699	10,773	9,139	9,787
Income tax expense	2,386	3,091	2,732	3,019

Net income	$6,313	$7,682	$6,407	$6,768

Basic earnings per share	$0.44	$0.53	$0.45	$0.49
Diluted earnings per share	0.43	0.53	0.45	0.49

	2012
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,034	$21,692	$21,363	$21,812
Interest expense	3,724	2,897	3,068	3,262

Net interest income	18,310	18,795	18,295	18,550

Provision for loan losses	2,475	2,475	2,475	4,075
Net interest income after provision	15,835	16,320	15,820	14,475
Non-interest income	10,127	9,795	9,290	9,245
Non-interest expenses	17,183	17,045	16,508	14,736

Income before income taxes	8,779	9,070	8,602	8,984
Income tax expense	2,265	2,388	2,499	2,482

Net income	$6,514	$6,682	$6,103	$6,502

Basic earnings per share	$0.47	$0.48	$0.44	$0.47
Diluted earnings per share	0.47	0.48	0.44	0.47

	2011
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$21,569	$21,616	$21,566	$21,288
Interest expense	3,553	3,826	3,955	3,973

Net interest income	18,016	17,790	17,611	17,315

Provision for loan losses	3,100	4,100	2,600	2,800
Net interest income after provision	14,916	13,690	15,011	14,515
Non-interest income	9,229	7,858	8,152	8,005
Non-interest expenses	16,727	13,302	14,725	14,827

Income before income taxes	7,418	8,246	8,438	7,693
Income tax expense	1,076	2,472	2,441	2,202

Net income	$6,342	$5,774	$5,997	$5,491

Basic earnings per share	$0.46	$0.42	$0.43	$0.40
Diluted earnings per share	0.46	0.42	0.43	0.40

Note:  The sum of earnings per share of each of the quarters in 2013, 2012 and 2011 may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S.Y. Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky

March 7, 2014

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2013.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2013.

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

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.             Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2013, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2013 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2013.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2013.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
S.Y. Bancorp, Inc.:

We have audited S.Y. Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, S.Y. Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S.Y. Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Louisville, Kentucky

March 7, 2014

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2014 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

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

Charles R. Edinger, III — President, J. Edinger & Son. Inc.;

David P. Heintzman — Chairman and Chief Executive Officer, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde — Vice President of Finance and Chief Financial Officer, Baptist Healthcare System, Inc.;

James A. Hillebrand —President, S.Y. Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter — Retired. Former Executive Vice President and Chief Financial Officer, Kindred Healthcare, Inc.;

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

The information required by this item concerning equity compensation plan information is included in Note 16 of the Notes to Consolidated Financial Statements.

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
3.3

Second Amended and Restated Articles of Incorporation of S.Y. Bancorp, Inc., filed with the Secretary of State of Kentucky on April 25, 2013. Exhibit 3.1 to Form 8-K filed April 25, 2013, is incorporated by reference herein.

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

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement for grants prior to 2014, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.25*

Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights. Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2012, of Bancorp is incorporated by reference herein.

10.26*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement 2012 and Amendment thereto, as filed as Exhibit 10.1 to Form 8-K filed on March 20, 2013, is incorporated by reference herein.
10.27*	Form of Annual Cash Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 26, 2013, is incorporated by reference herein.
10.28*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.29*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.30*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.3 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.31*

Form of Amended and Restated Change in Control Severance Agreement (for David Heintzman, Ja Hillebrand, Kathy Thompson and Nancy Davis), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.

10.32*	Form of Annual Cash Bonus Plan (as amended December 16, 2013), as filed as Exhibit 10.2 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.33*	Form of Restricted Stock Unit Grant Agreement for grants awarded 2014 and later, as filed as Exhibit 10.3 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y. Bancorp, Inc. December 31, 2013 Annual Report on Form 10-K, filed on March 7, 2014, formatted in eXtensible Business Reporting Language (XBRL):

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

March 7, 2014	S.Y. BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 7, 2014
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 7, 2014
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 7, 2014
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ Charles R. Edinger, III	Director	March 7, 2014
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 7, 2014
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 7, 2014
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 7, 2014
Bruce P. Madison

/s/ Richard Northern	Director	March 7, 2014
Richard Northern

/s/ Stephen M. Priebe	Director	March 7, 2014
Stephen M. Priebe

/s/ Nicholas X. Simon	Director	March 7, 2014
Nicholas X. Simon

/s/ Norman Tasman	Director	March 7, 2014
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 7, 2014
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
3.3

Second Amended and Restated Articles of Incorporation of S.Y. Bancorp, Inc., filed with the Secretary of State of Kentucky on April 25, 2013. Exhibit 3.1 to Form 8-K filed April 25, 2013, is incorporated by reference herein.

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

10.23*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.24*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement for grants prior to 2014, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.25*

Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights. Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2012, of Bancorp is incorporated by reference herein.

10.26*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement 2012 and Amendment thereto, as filed as Exhibit 10.1 to Form 8-K filed on March 20, 2013, is incorporated by reference herein.
10.27*	Form of Annual Cash Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 26, 2013, is incorporated by reference herein.
10.28*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.29*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.30*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.3 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.31*

Form of Amended and Restated Change in Control Severance Agreement (for David Heintzman, Ja Hillebrand, Kathy Thompson and Nancy Davis), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.

10.32*	Form of Annual Cash Bonus Plan (as amended December 16, 2013), as filed as Exhibit 10.2 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.33*	Form of Restricted Stock Unit Grant Agreement for grants awarded 2014 and later, as filed as Exhibit 10.3 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the S.Y. Bancorp, Inc. December 31, 2013 Annual Report on Form 10-K, filed on March 7, 2014, formatted in eXtensible Business Reporting Language (XBRL):

(1) Consolidated Balance Sheets

(2) Consolidated Statements of Income

(3) Consolidated Statements of Comprehensive Income

(4) Consolidated Statements of Cash Flows

(5) Consolidated Statements of Changes in Stockholders’ Equity

(6) Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.