Form 10-Q
period 2014-03-31
Stock Yards Bancorp, Inc.
filed 2014-05-07
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to                               .

Commission file number                                                          1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1040 East Main Street, Louisville, Kentucky 40206

(Address of principal executive offices including zip code)

(502) 582-2571

(Registrant’s telephone number, including area code)

S. Y. BANCORP, INC.

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 25, 2014, was 14,661,509.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Stock Yards Bancorp, Inc. and Subsidiary, Stock Yards Bank & Trust Company, are submitted herewith:

• Consolidated Balance Sheets March 31, 2014 (Unaudited) and December 31, 2013

• Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (Unaudited)

• Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited)

• Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)

• Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013 (Unaudited)

• Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$42,685	$34,519
Federal funds sold	40,269	36,251
Mortgage loans held for sale	3,473	1,757
Securities available for sale (amortized cost of $440,104 in 2014 and $493,066 in 2013)	440,184	490,031
Federal Home Loan Bank stock	6,334	6,334
Other securities	1,013	1,013
Loans	1,728,619	1,721,350
Less allowance for loan losses	28,591	28,522
Net loans	1,700,028	1,692,828
Premises and equipment, net	39,258	39,813
Bank owned life insurance	29,416	29,180
Accrued interest receivable	5,658	5,712
Other assets	45,920	51,824
Total assets	$2,354,238	$2,389,262
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$436,843	$423,350
Interest bearing	1,550,544	1,557,587
Total deposits	1,987,387	1,980,937
Securities sold under agreements to repurchase	52,453	62,615
Federal funds purchased	18,731	55,295
Accrued interest payable	125	128
Other liabilities	24,278	26,514
Federal Home Loan Bank advances	34,288	34,329
Total liabilities	2,117,262	2,159,818
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,658,954 and 14,608,556 shares in 2014 and 2013, respectively	9,749	9,581
Additional paid-in capital	34,614	33,255
Retained earnings	192,783	188,825
Accumulated other comprehensive income	(170)	(2,217)
Total stockholders’ equity	236,976	229,444
Total liabilities and stockholders’ equity	$2,354,238	$2,389,262

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2014 and 2013 (Unaudited)

(In thousands, except per share data)

	2014	2013
Interest income:
Loans	$19,359	$19,049
Federal funds sold	79	80
Mortgage loans held for sale	31	64
Securities — taxable	1,837	1,370
Securities — tax-exempt	298	272
Total interest income	21,604	20,835
Interest expense:
Deposits	1,140	1,339
Fed funds purchased	6	8
Securities sold under agreements to repurchase	34	35
Federal Home Loan Bank advances	196	217
Subordinated debentures	—	773
Total interest expense	1,376	2,372
Net interest income	20,228	18,463
Provision for loan losses	350	2,325
Net interest income after provision for loan losses	19,878	16,138
Non-interest income:
Investment management and trust services	4,568	3,886
Service charges on deposit accounts	2,103	2,000
Bankcard transaction revenue	1,075	961
Mortgage banking revenue	588	1,180
Brokerage commissions and fees	505	615
Bank owned life insurance income	236	252
Other	400	334
Total non-interest income	9,475	9,228
Non-interest expenses:
Salaries and employee benefits	11,118	9,657
Net occupancy expense	1,556	1,231
Data processing expense	1,560	1,356
Furniture and equipment expense	268	291
FDIC insurance expense	342	350
Gain on other real estate owned	(343)	(35)
Other	3,043	2,729
Total non-interest expenses	17,544	15,579
Income before income taxes	11,809	9,787
Income tax expense	3,632	3,019
Net income	$8,177	$6,768
Net income per share:
Basic	$0.56	$0.49
Diluted	$0.56	$0.49
Average common shares:
Basic	14,506	13,814
Diluted	14,701	13,851

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2014 and 2013 (Unaudited)

(In thousands)

	2014	2013
Net income	$8,177	$6,768
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $1,091 and ($257), respectively)	2,026	(478)
Unrealized gains on hedging instruments:
Unrealized gains arising during the period (net of tax of $12 and $0, respectively)	21	—

Other comprehensive income (loss)	2,047	(478)
Comprehensive income	10,224	6,290

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013  (Unaudited)

(In thousands)

	2014	2013
Operating activities:
Net income	$8,177	$6,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	2,325
Depreciation, amortization and accretion, net	1,688	1,465
Deferred income tax provision (benefit)	701	(1,152)
Gain on sales of mortgage loans held for sale	(341)	(867)
Origination of mortgage loans held for sale	(17,617)	(47,036)
Proceeds from sale of mortgage loans held for sale	16,242	57,374
Bank owned life insurance income	(236)	(252)
Gain on the disposal of premises and equipment	(30)	—
Gain on the sale of other real estate	(343)	(35)
Stock compensation expense	290	531
Excess tax benefits from share-based compensation arrangements	(149)	(18)
Decrease in accrued interest receivable and other assets	514	1,430
(Decrease) increase in accrued interest payable and other liabilities	(2,090)	1,716
Net cash provided by operating activities	7,156	22,249
Investing activities:
Purchases of securities available for sale	(69,855)	(106,748)
Proceeds from maturities of securities available for sale	123,072	129,192
Net increase in loans	(8,687)	(18,649)
Purchases of premises and equipment	(509)	(350)
Proceeds from disposal of equipment	344	—
Proceeds from sale of other real estate	3,962	1,778
Net cash provided by investing activities	48,327	5,223
Financing activities:
Net increase (decrease) in deposits	6,450	(44,809)
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(46,726)	12,103
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(10,041)	(10)
Issuance of common stock for options and dividend reinvestment plan	463	61
Excess tax benefits from share-based compensation arrangements	149	18
Common stock repurchases	(519)	(286)
Cash dividends paid	(3,075)	(2,792)
Net cash used in financing activities	(43,299)	(35,715)
Net increase (decrease) in cash and cash equivalents	12,184	(8,243)
Cash and cash equivalents at beginning of period	70,770	67,703
Cash and cash equivalents at end of period	$82,954	$59,460
Supplemental cash flow information:
Income tax payments	—	400
Cash paid for interest	1,379	2,398
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,137	$99

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2014 and 2013 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444
Net income	—	—	—	8,177	—	8,177

Other comprehensive income, net of tax	—	—	—	—	2,047	2,047

Stock compensation expense	—	—	290	—	—	290

Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	22	75	601	(23)	—	653

Stock issued for non-vested restricted stock	48	160	987	(1,147)	—	—

Cash dividends, $0.21 per share	—	—	—	(3,075)	—	(3,075)

Shares repurchased or cancelled	(20)	(67)	(519)	26	—	(560)

Balance March 31, 2014	14,659	$9,749	$34,614	$192,783	$(170)	$236,976

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075
Net income	—	—	—	6,768	—	6,768

Other comprehensive loss, net of tax	—	—	—	—	(478)	(478)

Stock compensation expense	—	—	531	—	—	531

Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	3	10	69	—	—	79

Stock issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—

Cash dividends, $0.20 per share	—	—	—	(2,792)	—	(2,792)

Shares repurchased or cancelled	(15)	(51)	(296)	61	—	(286)

Balance March 31, 2013	13,958	$7,416	$19,118	$177,420	$4,943	$208,897

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)                     Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (US GAAP) for complete financial statements.  The consolidated unaudited financial statements of Stock Yards Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the entire year.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses.

During the third quarter of 2013, Bancorp refined its allowance calculation whereby it allocated the portion of the allowance that was previously deemed to be unallocated allowance based on management’s determination of the appropriate qualitative adjustment. This refined allowance calculation includes specific allowance allocations to loan portfolio segments at March 31, 2014 for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table summarizes the consideration paid and the amounts of assets acquired and liabilities assumed, adjusted for fair value at the acquisition date.

(amounts in thousands)

Purchase price:
Cash	$8,297
Equity instruments (531,288 common shares of Bancorp)	12,198

Total purchase price	20,495

Identifiable assets:
Cash and federal funds sold	17,260
Investment securities	81,827
Loans	39,755
Premises and equipment	4,008
Core deposit intangible	2,543
Other assets	605

Total identifiable assets	145,998

Identifiable liabilities:
Deposits	120,435
Securities sold under agreement to repurchase	2,762
Other liabilities	1,857

Total identifiable liabilities	125,054

Net gain resulting from acquisition	$449

Acquisition costs (included in other non-interest expenses in Bancorp’s income statement for the year ended December 31, 2013)	$1,548

Fair value of the common shares issued as part of the consideration paid was determined based on the closing market price of Bancorp’s common shares on the acquisition date.

Bancorp recorded a core deposit intangible of $2,543,000 which is being amortized over a ten year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  At March 31, 2014, the unamortized core deposit intangible was $2,004,000.

In many cases, determining the fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Below is an analysis of the fair value of acquired loans as of March 31, 2014.

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

(3)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

	Amortized	Unrealized
(in thousands)	cost	Gains	Losses	Fair value

March 31, 2014
U.S. Treasury and other U.S. government obligations	$40,000	$—	$—	$40,000
Government sponsored enterprise obligations	156,246	1,665	1,554	156,357
Mortgage-backed securities - government agencies	175,020	1,523	3,263	173,280
Obligations of states and political subdivisions	68,082	1,634	211	69,505
Corporate equity securities	756	286	—	1,042

Total securities available for sale	$440,104	$5,108	$5,028	$440,184

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

	Amortized	Unrealized
(in thousands)	cost	Gains	Losses	Fair value

December 31, 2013
U.S. Treasury and other U.S. government obligations	$110,000	$—	$—	$110,000
Government sponsored enterprise obligations	138,094	1,623	1,872	137,845
Mortgage-backed securities - government agencies	176,524	1,391	5,222	172,693
Obligations of states and political subdivisions	68,448	1,473	428	69,493

Total securities available for sale	$493,066	$4,487	$7,522	$490,031

There are no securities classified as held to maturity as of March 31, 2014 or December 31, 2013.

Management has the intent and ability to hold all investment securities available for sale for the foreseeable future.  No securities were sold in the first quarter of 2013 or 2014.

Corporate equity securities, included in the available for sale portfolio at March 31, 2014, consist of common stock in a public-traded business development company.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing availability, and are classified as restricted securities.  Other securities consist of a Community Reinvestment Act (CRA) investment which matures in the second quarter of 2014, which is fully collateralized with a government agency security of similar duration, and holdings of stock in a correspondent bank Bancorp utilized for various services.  Bancorp reviewed the investment in FHLB stock as of March 31, 2014, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp believes its investment in FHLB stock is not impaired.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2014 is shown below.

(in thousands)

Securities available for sale	Amortized cost	Fair value

Due within 1 year	$67,648	$67,833
Due after 1 but within 5 years	127,055	128,435
Due after 5 but within 10 years	32,945	33,531
Due after 10 years	36,680	36,063
Mortgage-backed securities	175,020	173,280
Corporate equity securities	756	1,042
Total securities available for sale	$440,104	$440,184

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations.  In addition to equity securities, the investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA.  These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral. Bancorp does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Securities with a carrying value of approximately $201.5 million at March 31, 2014 and $243.5 million at December 31, 2013 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Securities with unrealized losses at March 31, 2014 and December 31, 2013, not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

March 31, 2014
Government sponsored enterprise obligations	$77,580	$1,161	$4,402	$393	$81,982	$1,554
Mortgage-backed securities - government agencies	85,985	2,089	17,691	1,174	103,676	3,263
Obligations of states and political subdivisions	15,434	186	2,093	25	17,527	211

Total temporarily impaired securities	$178,999	$3,436	$24,186	$1,592	$203,185	$5,028

December 31, 2013
Government sponsored enterprise obligations	$76,755	$1,429	$4,353	$443	$81,108	$1,872
Mortgage-backed securities - government agencies	112,652	4,400	8,752	822	121,404	5,222
Obligations of states and political subdivisions	22,092	405	1,211	23	23,303	428

Total temporarily impaired securities	$211,499	$6,234	$14,316	$1,288	$225,815	$7,522

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2014 and December 31, 2013. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 123 and 155 separate investment positions as of March 31, 2014 and December 31, 2013, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

(4)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$511,247	$510,739
Construction and development, excluding undeveloped land	88,108	99,719
Undeveloped land	29,209	29,871
Real estate mortgage	1,066,595	1,046,823
Consumer	33,460	34,198

Total loans	$1,728,619	$1,721,350

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2014 and December 31, 2013.

	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(in thousands)	industrial	land	land	mortgage	Consumer	Total
March 31, 2014

Loans	$511,247	$88,108	$29,209	$1,066,595	$33,460	$1,728,619

Loans individually evaluated for impairment	$7,653	$26	$6,988	$5,273	$82	$20,022

Loans collectively evaluated for impairment	$502,967	$87,021	$22,221	$1,060,820	$33,360	$1,706,389

Loans acquired with deteriorated credit quality	$627	$1,061	$—	$502	$18	$2,208

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision	(145)	(628)	925	185	13	—	350
Charge-offs	—	—	(30)	(294)	(195)	—	(519)
Recoveries	9	—	31	20	178	—	238
At March 31, 2014	$7,508	$1,927	$6,302	$12,515	$339	$—	$28,591

Allowance for loans individually evaluated for impairment	$746	$—	$—	$439	$82		$1,267

Allowance for loans collectively evaluated for impairment	$6,762	$1,927	$6,302	$12,076	$257	$—	$27,324

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(in thousands)	industrial	land	land	mortgage	Consumer	Total

December 31, 2013

Loans	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$98,428	$22,531	$1,038,824	$34,095	$1,696,413

Loans acquired with deteriorated credit quality	$625	$1,265	$—	$521	$19	$2,430

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$4,536	$—	$14,288	$362	$6,746	$31,881
Provision	1,583	(2,119)	13,256	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	—	(11,964)
Recoveries	569	163	81	584	658	—	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522

Allowance for loans individually evaluated for impairment	$762	$—	$—	$606	$84		$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$—	$27,070

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development, excluding undeveloped land

•                  Undeveloped land

•                  Real estate mortgage

•                  Consumer

Bancorp has loans that were acquired in the Oldham acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at March 31, 2014 and December 31, 2013.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The changes in accretable discount related to credit impaired acquired loans are as follows:

(in thousands)

Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(37)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at December 31, 2013	137

Accretion	(28)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at March 31, 2014	$109

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents loans individually evaluated for impairment as of March 31, 2014 and December 31, 2013.

		Unpaid		Average
	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

March 31, 2014

Loans with no related allowance recorded
Commercial and industrial	$1,244	$1,387	$—	$1,037
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	6,988	9,675	—	7,164
Real estate mortgage	3,396	4,086	—	3,564
Consumer	—	—	—	—
Subtotal	11,654	15,299	—	11,791

Loans with an allowance recorded
Commercial and industrial	$6,409	$6,409	$746	$6,579
Construction and development, excluding undeveloped land	—	—	—	—
Undeveloped land	—	—	—	—
Real estate mortgage	1,877	1,877	439	2,812
Consumer	82	82	82	83
Subtotal	8,368	8,368	1,267	9,474

Total
Commercial and industrial	$7,653	$7,796	$746	$7,616
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	6,988	9,675	—	7,164
Real estate mortgage	5,273	5,963	439	6,376
Consumer	82	82	82	83
Total	$20,022	$23,667	$1,267	$21,265

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

		Unpaid		Average
	Recorded	principal	Related	recorded
(in thousands)	investment	balance	allowance	investment

December 31, 2013

Loans with no related allowance recorded
Commercial and industrial	$830	$974	$—	$4,499
Construction and development, excluding undeveloped land	26	151	—	54
Undeveloped land	7,340	9,932	—	3,272
Real estate mortgage	3,731	5,069	—	5,559
Consumer	—	—	—	3
Subtotal	11,927	16,126	—	13,387

Loans with an allowance recorded
Commercial and industrial	$6,749	$6,749	$762	$3,806
Construction and development, excluding undeveloped land	—	—	—	259
Undeveloped land	—	—	—	7,152
Real estate mortgage	3,747	4,065	606	3,705
Consumer	84	84	84	34
Subtotal	10,580	10,898	1,452	14,956

Total
Commercial and industrial	$7,579	$7,723	$762	$8,305
Construction and development, excluding undeveloped land	26	151	—	313
Undeveloped land	7,340	9,932	—	10,424
Real estate mortgage	7,478	9,134	606	9,264
Consumer	84	84	84	37
Total	$22,507	$27,024	$1,452	$28,343

Differences between recorded investment amounts and unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $439,000 at March 31, 2014 and $437,000 at December 31, 2013.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment in non-accrual loans as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial	$884	$846
Construction and development, excluding undeveloped land	26	26
Undeveloped land	6,988	7,340
Real estate mortgage	4,843	7,046
Consumer	—	—
Total	$12,741	$15,258

At March 31, 2014 and December 31, 2013, Bancorp had loans classified as TDR of $7.3 million and $7.2 million, respectively.  Bancorp did not modify and classify any loans as TDR during the three months ended March 31, 2014 or March 31, 2013.

The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of March 31, 2014.

	Number of
(dollars in thousands)	Contracts	Recorded Investment

March 31, 2014

Commercial & industrial	1	$790

Total	1	$790

Bancorp did not have any loans that were restructured and experience a payment default within the previous 12 months as of March 31, 2013.

Loans accounted for as TDR include modifications from original terms due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at March 31, 2014, had a total allowance allocation of $937,000, compared to $942,000 at December 31, 2013.

At March 31, 2014 and December 31, 2013, Bancorp had outstanding commitments to lend additional funds totaling $111,000 and $262,000, respectively, for loans modified as TDR.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of loans as of March 31, 2014 and December 31, 2013.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

March 31, 2014

Commercial and industrial	$415	$379	$917	$1,711	$509,536	$511,247	$33
Construction and development, excluding undeveloped land	244	—	26	270	87,838	88,108	—
Undeveloped land	—	—	6,988	6,988	22,221	29,209	—
Real estate mortgage	8,077	2,199	5,249	15,525	1,051,070	1,066,595	406
Consumer	105	42	—	147	33,313	33,460	—
Total	$8,841	$2,620	$13,180	$24,641	$1,703,978	$1,728,619	$439

December 31, 2013

Commercial and industrial	$808	$201	$1,268	$2,277	$508,462	$510,739	$421
Construction and development, excluding undeveloped land	429	—	26	455	99,264	99,719	—
Undeveloped land	—	—	7,340	7,340	22,531	29,871	—
Real estate mortgage	4,529	1,180	7,062	12,771	1,034,052	1,046,823	16
Consumer	110	—	—	110	34,088	34,198	—

Total	$5,876	$1,381	$15,696	$22,953	$1,698,397	$1,721,350	$437

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

•                  Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of March 31, 2014 and December 31, 2013, the risk categories of loans were as follows:

Credit risk profile by internally assigned grade

(in thousands)	Commercial and industrial	Construction and development, excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
March 31, 2014
Grade
Pass	$492,970	$77,048	$21,517	$1,040,582	$33,296	$1,665,413
Special mention	7,104	5,944	540	15,099	82	28,769
Substandard	3,025	4,682	164	4,745	—	12,616
Substandard non- performing	8,148	434	6,988	6,169	82	21,821
Doubtful	—	—	—	—	—	—
Total	$511,247	$88,108	$29,209	$1,066,595	$33,460	$1,728,619

December 31, 2013
Grade
Pass	$486,140	$87,896	$22,366	$1,014,216	$34,028	$1,644,646
Special mention	12,983	7,091	—	17,916	86	38,076
Substandard	3,616	4,706	165	7,197	—	15,684
Substandard non- performing	8,000	26	7,340	7,494	84	22,944
Doubtful	—	—	—	—	—	—
Total	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

(5)                     Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $34.3 million at March 31, 2014, via seven separate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $4.3 million, principal and interest payments are due monthly based on an amortization schedule.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	March 31, 2014		December 31, 2013
(In thousands)	Advance	Rate	Advance	Rate
2014	$10,000	0.21%	$10,000	0.21%
2015	20,000	3.34%	20,000	3.34%
2020	1,919	2.23%	1,931	2.23%
2021	548	2.12%	564	2.12%
2024	405	2.40%	408	2.40%
2028	1,416	1.47%	1,426	1.46%

	$34,288	2.26%	$34,329	2.26%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At March 31, 2014, the amount of available credit from the FHLB totaled $370.4 million.

(6)                     Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp hedges its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first quarter of 2014 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

At March 31, 2014 and December 31, 2013, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Notional amount	$7,706	$5,159	$7,706	$5,159
Weighted average maturity (years)	7.4	6.4	7.4	6.4
Fair value	$(322)	$(275)	$322	$275

In December 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million floating-rate FHLB borrowing. The interest rate swap involves exchange of Bancorp’s floating rate interest payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2014 and December 31, 2013.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	March 31, 2014	December 31, 2013
$10,000	12/6/2016	US 3 Month LIBOR	0.715%	$57	$24

(7)                     Goodwill and Intangible Assets

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

Bancorp recorded a core deposit intangible totaling $2,543,000 arising from the Oldham acquisition.  This intangible asset is being amortized over a ten-year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  At March 31, 2014, the unamortized core deposit intangible was $2,004,000.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  The estimated fair values of MSRs at March 31, 2014 and December 31, 2013 were $3,124,000 and $3,953,000, respectively.  The total outstanding principal balances of loans serviced for others were $434,930,000 and $435,339,000 at March 31, 2014, and December 31, 2013, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Changes in the net carrying amount of MSRs for the three months ended March 31, 2014 and 2013 are shown in the following table.

	For three months
	ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$1,832	$2,088
Additions for mortgage loans sold	80	284
Amortization	(233)	(234)
Balance at March 31	$1,679	$2,138

(8)                     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 25 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $32,000 and $36,000, for the three months ended March 31, 2014 and 2013, respectively.

(9)                     Commitments and Contingent Liabilities

As of March 31, 2014, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $459.2 million including standby letters of credit of $13.8 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2014. Commitments to extend credit were $469.5 million, including letters of credit of $15.2 million, as of December 31, 2013.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Standby letters of credit generally have maturities of one to two years.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Also, as of March 31, 2014, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(10)              Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance.  None of this stock has been issued to date.

(11)              Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of March 31, 2014, there were 423,424 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

Options and stock appreciation rights (SARs) granted generally have been subject to a vesting schedule of 20% per year.  Restricted shares generally vest over three to five years.  All awards have been granted at an exercise price equal to the market value of common stock at the time of grant; options and SARs expire ten years after the grant date unless forfeited due to employment termination.  No stock options have been granted since 2007.

Grants of performance stock units (PSUs) to executive officers vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends.

Grants of restricted stock units (RSUs) to directors vest based upon one year of service.  Because grantees are entitled to deferred dividend payments at the end of the vesting period, the fair value of the RSUs are estimated based on the fair value of the underlying shares on the date of grant.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended
	March 31,
(in thousands)	2014	2013
Stock-based compensation expense before income taxes	$290	$531
Less: deferred tax benefit	(102)	(186)
Reduction of net income	$188	$345

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp expects to record an additional $1,469,000 of stock-based compensation expense in 2014 for equity grants outstanding as of March 31, 2014.  As of March 31, 2014, Bancorp has $4,664,000 of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $463,000 and $61,000 from the exercise of options during the first three months of 2014 and 2013, respectively.

The fair values of Bancorp’s stock options and SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs.  This model requires the input of subjective assumptions, changes to which can materially affect the fair value estimate.  The fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant.  The following assumptions were used in SAR valuations at the grant date in each year:

	2014	2013

Dividend yield	2.94%	2.80%
Expected volatility	23.66%	22.54%
Risk free interest rate	2.22%	1.26%
Expected life of SARs	7.0 years	6.6 years

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of stock option and SARs activity and related information for the three months ended March 31, 2014 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2013
Vested and exercisable	579	$20.25-26.83	$23.83	$4,685	$5.43	3.4
Unvested	218	21.03-24.87	22.70	2,011	4.36	7.7
Total outstanding	797	20.25-26.83	23.52	6,696	5.14	4.6

Granted	60	29.05	29.05	156	5.37
Exercised	(24)	20.25-26.83	23.05	190	5.36
Forfeited	—	—	—	—	—

At March 31, 2014
Vested and exercisable	635	20.25-26.83	23.69	5,045	5.33	3.7
Unvested	198	21.03-29.05	24.72	1,372	4.56	8.4
Total outstanding	833	20.25-29.05	23.93	$6,417	5.15	4.8

Vested year-to-date	80	21.03-24.87	22.49	$734	4.63

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

For the periods ending December 31, 2013 and March 31, 2014, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,480	29.11
Restrictions lapsed and shares released to employees/directors	(42,932)	22.63
Shares forfeited	(1,081)	23.55
Unvested at March 31, 2014	120,023	$24.90

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp awarded performance-based restricted stock units (PSUs) to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2012	3	20.57	22,668
2013	3	20.38	28,579
2014	3	26.42	16,675

In the first quarter of 2014, Bancorp awarded 3,920 restricted stock units (RSUs) to directors of Bancorp.  The RSUs vest in one year.

(12)              Net Income Per Share

The following table reflects, for the three months ended March 31, 2014 and 2013, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
	March 31
(In thousands, except per share data)	2014	2013
Net income	$8,177	$6,768
Average shares outstanding	14,506	13,814
Dilutive securities	195	37

Average shares outstanding including dilutive securities	14,701	13,851

Net income per share, basic	$0.56	$0.49
Net income per share, diluted	$0.56	$0.49

(13)              Segments

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Selected financial information by business segment for the three month periods ended March 31, 2014 and 2013 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended March 31, 2014
Net interest income	$20,181	$47	$20,228
Provision for loan losses	350	—	350
Investment management and trust services	—	4,568	4,568
All other non-interest income	4,890	17	4,907
Non-interest expense	14,962	2,582	17,544
Income before income taxes	9,759	2,050	11,809
Tax expense	2,903	729	3,632
Net income	$6,856	$1,321	$8,177

Three months ended March 31, 2013
Net interest income	$18,428	$35	$18,463
Provision for loan losses	2,325	—	2,325
Investment management and trust services	—	3,886	3,886
All other non-interest income	5,325	17	5,342
Non-interest expense	13,590	1,989	15,579
Income before income taxes	7,838	1,949	9,787
Tax expense	2,331	688	3,019
Net income	$5,507	$1,261	$6,768

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(14)              Income Taxes

An analysis of the difference between the statutory and effective tax rates for the three months ended March 31, 2014 and 2013 follows:

	Three months ended March 31,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.7)	(2.1)
Tax credits	(1.6)	(0.7)
Cash surrender value of life insurance	(2.0)	(2.4)
State income taxes	1.0	1.0
Other, net	0.1	—
Effective tax rate	30.8%	30.8%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2014 and December 31, 2013, the gross amount of unrecognized tax benefits was $43,000 and $41,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

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

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of March 31, 2014 and December 31, 2013, the amount accrued for the potential payment of interest and penalties was $3,000 and $2,000, respectively.

(15)              Fair Value Measurements

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  The guidance also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

•                 Level 1:  Valuation is based upon quoted prices for identical instruments traded in active markets.

•                 Level 2:  Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                 Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect internal estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include pricing models, discounted cash flows and other similar techniques.

Authoritative guidance requires maximization of use of observable inputs and minimization of use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp uses its own estimates generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S government obligations, debt securities of U.S. government-sponsored corporations, mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities.  Corporate equity securities, included in the 2014 table, are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements are obtained from an outside pricing service. Prices obtained are generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2014.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at March 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$40,000	$—	$40,000	$—
Government sponsored enterprise obligations	156,357	—	$156,357	—
Mortgage-backed securities - government agencies	173,280	—	173,280	—
Obligations of states and political subdivisions	69,505	—	69,505	—
Corporate equity securities	1,042	1,042	—	—

Total investment securities available for sale	440,184	1,042	439,142	—

Interest rate swaps	379	—	379	—

Total assets	$440,563	$1,042	$439,521	$—

Liabilities

Interest rate swaps	$322	$—	$322	$—

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$110,000	$—	$110,000	$—
Government sponsored enterprise obligations	137,845	—	$137,845	—
Mortgage-backed securities - government agencies	172,693	—	172,693	—
Obligations of states and political subdivisions	69,493	—	69,493	—

Total investment securities available for sale	490,031	—	490,031	—

Interest rate swaps	299	—	299	—

Total assets	$490,330	$—	$490,330	$—

Liabilities

Interest rate swaps	$275	$—	$275	$—

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2014 or December 31, 2013.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At March 31, 2014 and December 31, 2013 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for March 31, 2014 or December 31, 2013.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded carrying value, mortgage loans held for sale are not included in either table below for March 31, 2014 or December 31, 2013.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  At March 31, 2014 and December 31, 2013, the carrying value of other real estate owned was $2,933,000 and $5,590,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at March 31, 2014 and December 31, 2013.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of March 31, 2014, total impaired loans with a valuation allowance were $8.4 million, and the specific allowance totaled $1.3 million, resulting in a fair value of $7.1 million, compared to total impaired loans with a valuation allowance of $10.6 million, and the specific allowance allocation totaling $1.5 million, resulting in a fair value of $9.1 million at December 31, 2013.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 3 month
	Fair value at March 31, 2014				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2014
Impaired loans	$7,102	$—	$—	$7,102	$(180)

					Losses for 3 month
	Fair value at December 31, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2013
Impaired loans	$9,128	$—	$—	$9,128	$(928)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2014, there were no transfers between Levels 1, 2, or 3.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(16)              Fair Value of Financial Instruments

The following table presents the carrying amounts, estimated fair values, and placement in the fair value hierarchy of financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2014 and December 31, 2013.

	Carrying
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014

Financial assets
Cash and short-term investments	$82,954	$82,954	$82,954	$—	$—
Mortgage loans held for sale	3,473	3,600	—	3,600	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,700,028	1,713,562	—	—	1,713,562
Accrued interest receivable	5,658	5,658	5,658	—	—

Financial liabilities
Deposits	$1,987,387	$1,989,147	$—	$1,989,147	$—
Short-term borrowings	71,184	71,184	—	71,184	—
FHLB advances	34,288	35,077	—	35,077	—
Accrued interest payable	125	125	125	—	—

	Carrying
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013

Financial assets
Cash and short-term investments	$70,770	$70,770	$70,770	$—	$—
Mortgage loans held for sale	1,757	1,817	—	1,817	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,692,828	1,703,291	—	—	1,703,291
Accrued interest receivable	5,712	5,712	5,712	—	—

Financial liabilities
Deposits	$1,980,937	$1,983,029	$—	$1,983,029	$—
Short-term borrowings	117,910	117,910	—	117,910	—
FHLB advances	34,329	35,166	—	35,166	—
Accrued interest payable	128	128	128	—	—

Management used the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value.

Cash, short-term investments, accrued interest receivable/payable and short-term borrowings

For these short-term instruments, carrying amount is a reasonable estimate of fair value.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Deposits

Fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair value of fixed-rate certificates of deposits is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances

Fair value of FHLB advances is estimated by discounting future cash flows using estimates of current market rate for instruments with similar terms and remaining maturities.

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

(17)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2014.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2014 and December 31, 2013.

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014

Total risk-based capital (1)
Consolidated	$258,026	13.72%	$150,452	8.00%	NA	NA
Bank	248,296	13.24%	150,028	8.00%	$187,535	10.00%

Tier I risk-based capital (1)
Consolidated	$234,459	12.47%	$75,207	4.00%	NA	NA
Bank	224,796	11.99%	74,994	4.00%	$112,492	6.00%

Leverage (2)
Consolidated	$234,459	10.00%	$70,338	3.00%	NA	NA
Bank	224,796	9.61%	70,176	3.00%	$116,959	5.00%

December 31, 2013

Total risk-based capital (1)
Consolidated	$252,171	13.54%	$148,993	8.00%	NA	NA
Bank	239,577	12.90%	148,575	8.00%	$185,719	10.00%

Tier I risk-based capital (1)
Consolidated	$228,827	12.29%	$74,476	4.00%	NA	NA
Bank	219,299	11.65%	75,296	4.00%	$112,944	6.00%

Leverage (2)
Consolidated	$228,827	9.75%	$70,408	3.00%	NA	NA
Bank	219,299	9.24%	71,201	3.00%	$118,668	5.00%

(1)                   Ratio is computed in relation to risk-weighted assets.

(2)                   Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2014 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2014 compared to the year ended December 31, 2013. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

At the annual meeting on April 23, 2014, shareholders approved a resolution to amend Bancorp’s restated articles of incorporation to change its name from S.Y. Bancorp, Inc. to Stock Yards Bancorp, Inc.  The primary reason for the name change was to better align the identity of Bancorp with its subsidiary bank, Stock Yards Bank & Trust Company.

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

Overview of 2014 through March 31

Bancorp completed the first quarter of 2014 with record net income of $8.18 million or 21% more than the comparable period of 2013. The increase is primarily due to a lower provision for loan losses, higher net interest income and slightly higher non-interest income, partially offset by higher non-interest expenses and resultant higher income tax expense.  Diluted earnings per share for the first quarter of 2014 were $0.56, compared to the first quarter of 2013 at $0.49.  Included in the results for the first quarter of 2014 was a $343,000 net gain on sale of foreclosed assets.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by overall economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $1,765,000, or 9.6%, for the first three months of 2014, compared to the same period in 2013.  The net interest margin declined to 3.76% for the first quarter of 2014, compared to 3.83% for the same period in 2013. The negative effect of declining interest rates earned somewhat offset the positive effect of increased volumes on earning assets.  In the fourth quarter of 2013, Bancorp redeemed $30 million of subordinated debentures which carried a rate of 10.00%; this accounted for the majority of the interest expense savings.  To a lesser extent, interest expense declined due to lower costs on deposits and FHLB borrowings arising from lower interest rates and a more favorable deposit mix.

Also favorably impacting 2014 results, Bancorp’s provision for loan losses was $350 thousand in the first quarter compared to $2.3 million in the first quarter of 2013, in response to Bancorp’s assessment of risk in the loan portfolio.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Bancorp’s allowance for loan losses was 1.65% of total loans at March 31, 2014, compared to 1.66% of total loans at December 31, 2013, and 2.00% at March 31, 2013.

Total non-interest income in the first quarter of 2014 increased $247,000 compared to the same period in 2013, and remained consistent at 32% of total revenues. Increases in investment management and trust services and service charges on deposit accounts contributed to the growth, partially offset by a decrease in mortgage banking revenue and brokerage commissions.

Total non-interest expense in the first quarter of 2014 increased $1,965,000, or 12.6%, compared to the same period in 2013 due to increases in salaries and benefits, net occupancy, data processing and other non-interest expenses. These increases were partially offset by gains on sale of foreclosed assets.  Bancorp’s efficiency ratio in the first quarter of 2014 was 56.00% compared with 55.76% in the first quarter last year.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.96% as of March 31, 2014, compared to 9.50% at December 31, 2013.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $8,177,000 for the three months ended March 31, 2014 increased $1,409,000, or 20.8%, from $6,768,000 for the comparable 2013 period.  Both basic and diluted net income per share was $0.56 for the first quarter of 2014, an increase of 14.3% from the $0.49 for the first quarter of 2013.  Basic and diluted net income per share did not increase at the same rate as net income due to the issuance of 531,288 shares in the second quarter of 2013 for the Oldham transaction.  Also, Bancorp’s higher stock price in the first quarter of 2014 as compared to 2013 is the primary factor for more dilutive shares.  See Note 12 for additional information related to net income per share.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.41% and 14.14%, respectively, for the first quarter of 2014, compared to 1.30% and 13.18%, respectively, for the same period in 2013.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2014 and 2013 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$96,770	$79	0.33%	$110,472	$80	0.29%
Mortgage loans held for sale	2,783	31	4.52%	7,851	64	3.31%
Securities:
Taxable	323,892	1,770	2.22%	229,938	1,311	2.31%
Tax-exempt	59,242	426	2.92%	47,293	389	3.34%
FHLB stock and other securities	7,347	67	3.70%	6,180	59	3.87%
Loans, net of unearned income	1,717,175	19,480	4.60%	1,577,394	19,180	4.93%
Total earning assets	2,207,209	21,853	4.02%	1,979,128	21,083	4.32%

Less allowance for loan losses	29,082			32,850
	2,178,127			1,946,278
Non-earning assets:
Cash and due from banks	35,430			31,686
Premises and equipment	39,573			36,434
Accrued interest receivable and other assets	93,184			91,598
Total assets	2,346,314			$2,105,996

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$481,313	$131	0.11%	$337,844	$85	0.10%
Savings deposits	103,637	10	0.04%	86,295	9	0.04%
Money market deposits	617,727	307	0.20%	561,506	299	0.22%
Time deposits	349,633	692	0.80%	375,704	946	1.02%
Securities sold under agreements to repurchase	60,895	34	0.23%	57,335	35	0.25%
Fed funds purchased and other short term borrowings	16,654	6	0.15%	19,643	8	0.17%
FHLB advances	34,302	196	2.32%	31,876	217	2.76%
Long-term debt	—	—	—	30,900	773	10.15%

Total interest bearing liabilities	1,664,161	1,376	0.34%	1,501,103	2,372	0.64%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	421,517			371,598
Accrued interest payable and other liabilities	26,049			25,094
Total liabilities	2,111,727			1,897,795

Stockholders’ equity	234,587			208,201

Total liabilities and stockholders’ equity	$2,346,314			$2,105,996
Net interest income		$20,477			$18,711
Net interest spread			3.68%			3.68%
Net interest margin			3.76%			3.83%

Notes to the average balance and interest rate tables:

•                  Net interest income, the most significant component of Bancorp’s earnings, is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $249,000 and $248,000, respectively, for the three month periods ended March 31, 2014 and 2013.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $20.5 million for the three months ended March 31, 2014 increased $1.8 million, or 9.4%, from $18.7 million when compared to the same period last year. Net interest spread and net interest margin were 3.68% and 3.76%, respectively, for the first quarter of 2014 and 3.68% and 3.83%, respectively, for the first quarter of 2013.

Net interest income for the first quarter of 2014 included approximately $140 thousand for accretion of fair value adjustments related to the Oldham transaction.  Adjusting for this additional income, Bancorp’s more normalized or core net interest margin was 3.72% for the first quarter of 2014.  The table below shows the most recent five quarters of net interest margin and core net interest margin. See the Non-GAAP Financial Measures section for details on reconciliation to US GAAP measures. Management believes these core margins better reveal the pressure of a low interest rate environment and a highly competitive loan market, and it expects margin compression to diminish in 2014.

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Net interest margin	3.76%	3.61%	3.79%	3.72%	3.83%
Prepayment penalties / late charges	-0.01%	-0.06%	-0.06%	-0.04%	-0.06%
Interest adjustment on non-accrual loan	—	—	-0.07%	—	—
Accretion of fair value adjustments	-0.03%	-0.02%	-0.03%	-0.02%	—
Core net interest margin	3.72%	3.53%	3.63%	3.66%	3.77%

Approximately $611 million, or 35%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $329 million of variable rate loans have reached their contractual floor of 4% or higher.  Approximately $117 million of variable rate loans have contractual floors below 4%.  The remaining $165 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets for the first three months of 2014 increased $228.1 million, or 11.5% to $2.21 billion, compared to $1.98 billion for the same period of 2013, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities for the first three months of 2014 increased $163.0 million, or 10.9% to $1.66 billion compared to $1.50 billion for the same period of 2013, primarily due to increases in interest bearing demand and money market deposit accounts.

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

The March 31, 2014 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(5.72)%
Increase 100bp	(4.03)
Decrease 100bp	(2.11)
Decrease 200bp	N/A

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

Undesignated derivative instruments described in Note 6 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-

interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 6 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Provision for Loan Losses

The provision for loan losses was $350 thousand for the first three months of 2014 compared to $2.3 million for the same period in 2013.  The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this analysis, provisions for loan losses are determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors.  The levels of non-performing, special mention and substandard loans continue to decrease and many key indicators of loan quality continue to show improvement.  Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2014.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2014 and 2013 follows:

	Three months ended March 31
(Dollars in thousands)	2014	2013

Balance at the beginning of the period	$28,522	$31,881
Provision for loan losses	350	2,325
Loan charge-offs, net of recoveries	(281)	(2,184)
Balance at the end of the period	$28,591	$32,022
Average loans, net of unearned income	$1,726,610	$1,585,326
Provision for loan losses to average loans (1)	0.02%	0.15%
Net loan charge-offs to average loans (1)	0.02%	0.14%
Allowance for loan losses to average loans	1.66%	2.02%
Allowance for loan losses to period-end loans	1.65%	2.00%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2014 and 2013 follows:

(in thousands)

	Three months
	ended March 31
Net loan charge-offs (recoveries)	2014	2013
Commercial and industrial	$(9)	$29
Construction and development, excluding undeveloped land	—	2,000
Undeveloped land	—	(164)
Real estate mortgage - commercial investment	37	(13)
Real estate mortgage - owner occupied commercial	94	38
Real estate mortgage - 1-4 family residential	143	251
Home equity	(1)	45
Consumer	17	(2)
Total net loan charge-offs	$281	$2,184

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2014 and 2013.

	Three months
	ended March 31
(dollars in thousands)	2014	2013	Change	%

Non-interest income:
Investment management and trust services	$4,568	$3,886	$682	17.6%
Service charges on deposit accounts	2,103	2,000	103	5.2%
Bankcard transaction revenue	1,075	961	114	11.9%
Mortgage banking revenue	588	1,180	(592)	-50.2%
Brokerage commissions and fees	505	615	(110)	-17.9%
Bank owned life insurance income	236	252	(16)	-6.3%
Other	400	334	66	19.8%
Total non-interest income	$9,475	$9,228	$247	2.7%
Non-interest expenses:
Salaries and employee benefits	$11,118	$9,657	$1,461	15.1%
Net occupancy expense	1,556	1,231	325	26.4%
Data processing expense	1,560	1,356	204	15.0%
Furniture and equipment expense	268	291	(23)	-7.9%
FDIC insurance expense	342	350	(8)	-2.3%
Gain on other real estate owned	(343)	(35)	(308)	*
Other	3,043	2,729	314	11.5%
Total non-interest expenses	$17,544	$15,579	$1,965	12.6%

(*) - Amount exceeds 100%

Total non-interest income increased 247,000, or 2.7%, in the first quarter of 2014 compared to the same period in 2013.

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size. Along with the effects of improving investment market conditions in 2013 and 2014, this area of Bancorp continued to grow through attraction of new business and retention of existing business.  Trust assets under management totaled $2.28 billion at March 31, 2014, compared to $2.01 billion at March 31, 2013. Investment management and trust services income, which constitutes an average of 40% of non-interest income, increased $682,000, or 17.6%, for the first quarter of 2014 compared to the same period in 2013, primarily due to an increased market value of assets under management, net new business, and an increase in one-time executor fees.  Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased 14% for the first quarter of 2014, compared to the first quarter of 2013.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Non-recurring fees increased $152,000 for the first three months of 2014, compared to the same period of 2013.

Service charges on deposit accounts increased $103,000, or 5.2%, in the first quarter of 2014, as compared to the same period in 2013.  Service charge income is driven by transaction volume, which can fluctuate throughout the year, increased in 2014 due to addition of accounts in the Oldham transaction.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  While this source of income has experienced a modest increase, management expects it to decline slightly in 2014 due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $114,000, or 11.9%, for the first quarter of 2014, as compared to the same period in 2013 and primarily represents income Bancorp derives from customers’ use of debit cards.  This category reflects a change in the manner in which bankcard revenue and expense are received and recorded by Bancorp, related to the selection of a new bankcard processor.  Bancorp’s new processor provides more detailed information regarding related income and expense.  As a result, beginning in mid-2013, information previously recorded as net revenue has been grossed up to more accurately reflect income and expense.  This more detailed information is not available for prior periods and thus impacts the comparability of the information on an absolute basis for revenue and expense.  It is, however, comparable on a net basis.  Bankcard income, net of bankcard expenses which are recorded in data processing expenses, was $632,000 for the first quarter of 2014, compared to $660,000 for the same period of 2013.  The net decrease in 2014 primarily reflects a decrease in the interchange rates received, partially offset by increased volume of transactions.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve Board for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as vendors gravitate to lower cost interchanges. While there are many uncertainties about its effect or ultimately when these changes may take place, the Dodd-Frank legislation will negatively affect this source of income.  Volume, which is dependent on consumer behavior, is expected to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2013.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Mortgage banking revenue decreased $592,000, or 50.2%, in the first quarter of 2014 compared to the same period of 2013.  Market rates for mortgage loans increased since the first quarter of 2013, resulting in 88% lower volume of refinance activity in 2014 compared to 2013.  Declines in refinance activity reflect national trends, as fewer borrowers remain in the marketplace with incentive to refinance. Lower purchase volume due in part to severe winter conditions also dampened home-buying activity throughout most of the first quarter.

Brokerage commissions and fees decreased $110,000, or 17.9%, in the first quarter of 2014 compared to the same period of 2013, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  In the second quarter of 2013, the departure of two brokers resulted in a decline of accounts, many of which included wrap fees.  However, after consideration of related expenses, the decline in net income for the first quarter of 2014 was approximately $16,000 compared to the same period of 2013. Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank owned life insurance (BOLI) income totaled $236,000 for the first three months of 2014, compared to $252,000 for the same period in 2013.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

Other non-interest income increased $66,000, or 19.8%, in the first quarter of 2014 as compared to the same period in 2013, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses increased $1,965,000, or 12.6%, for the first quarter of 2014 as compared to the same period in 2013.

Salaries and benefits are the largest component of non-interest expenses and increased $1,461,000 or 15.1% for the first quarter of 2014 compared to the same period of 2013, largely due to increased staffing levels, higher bonus accruals, normal increases in salaries and higher health insurance costs, partially offset by lower stock-based compensation expense.  In the first quarter of 2014, Bancorp recorded an adjustment to expense related to performance stock units, decreasing stock-based compensation by $185,000.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust, lending and operational functions as well as staff increases resulting from the Oldham transaction. At March 31, 2014, Bancorp had 522 full-time equivalent employees compared to 488 at March 31, 2013.

Net occupancy expense increased $325,000, or 26.4%, in the first quarter of 2014, as compared to the same period of 2013, largely due to a $150,000 non-recurring rent refund on a leased facility which lowered rent expense in the first quarter of 2013, increases in rent and depreciation expense attributable to four additional locations as a result of the Oldham transaction, and unusually high maintenance costs in 2014 related to the severe winter.

Data processing expense increased $204,000 or 15.0% in the first quarter of 2014, as compared to the same period of 2013.  As noted above during 2013, Bancorp began recording bank card revenue and expense gross; this information was previously conveyed net.  The reported expense related to bank card activity increased $141,000 for the first quarter of 2014 compared to the same period in 2013 due to this change.  This category also includes ongoing computer equipment maintenance costs related to investments in new technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense was $268,000 in the first quarter of 2014, compared to $291,000 for the same period in 2013, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense was $342,000 in the first quarter of 2014, compared to $350,000 for the same period in 2013.  The assessment is calculated by the FDIC and adjusted quarterly.  The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics in 2013.

Gains on other real estate owned (OREO) totaled $343,000 for the first quarter of 2014, compared to $35,000 for the same period in 2013. Bancorp liquidated several properties at prices greater than their carrying values in the first quarter of 2014 resulting in gains on foreclosed assets.

Other non-interest expenses increased $314,000 or 11.5% in the first quarter of 2014, as compared to the same period in 2013, due largely to increases of $147,000 in core deposit intangible amortization, $85,000 in losses related to debit cards, and $74,000 in bank franchise taxes.  This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the first quarter of 2014, Bancorp recorded income tax expense of $3,632,000, compared to $3,019,000 for the same period in 2013.  The effective rate for the three month periods ended March 31, 2014 and 2013 were both 30.8%.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 9.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets decreased $35.0 million, or 1.5%, from $2.389 billion on December 31, 2013 to $2.354 billion on March 31, 2014.  The most significant contributor to the decrease was securities available for sale, which decreased $49.8 million in the first quarter as a result of maturing short-term securities.  These were matched with short-term seasonal deposits which also decreased in the first quarter of 2014.  Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. These securities, with maturities of 30 days or less, totaled $55 million and $110 million for March 31, 2014 and December 31, 2013, respectively. Loans increased $7.3 million, while mortgage loans held for sale increased $1.7 million.  Cash and due from banks increased $8.2 million, and federal funds sold increased $4.0 million.  Other assets decreased $5.9 million, driven primarily by a $2.7 million decline in other real estate owned.

Total liabilities decreased $42.6 million, or 1.97%, from $2.160 billion December 31, 2013 to $2.117 billion on March 31, 2014.  The most significant component of the decrease was federal funds purchased, which decreased $36.6 million, or 66.1%.  Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Deposits increased $6.5 million or 0.33%.  Securities sold under agreement to repurchase decreased $10.2 million or 16.2%, and other liabilities decreased $2.2 million or 8.4%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)

Loans by Type	March 31, 2014	December 31, 2013
Commercial and industrial	$511,247	$510,739
Construction and development, excluding undeveloped land	88,108	99,719
Undeveloped land (1)	29,209	29,871
Real estate mortgage:
Commercial investment	448,255	430,047
Owner occupied commercial	329,260	329,422
1-4 family residential	185,775	183,700
Home equity - first lien	40,700	40,251
Home equity - junior lien	62,605	63,403
Subtotal: Real estate mortgage	1,066,595	1,046,823
Consumer	33,460	34,198

Total Loans	$1,728,619	$1,721,350

(1)  Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2014 and December 31, 2013, the total participated portions of loans of this nature were $9.2 million and $9.4 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Non-accrual loans	$12,741	$15,258
Troubled debt restructuring	7,280	7,249
Loans past due 90 days or more and still accruing	439	437

Non-performing loans	20,460	22,944

Foreclosed real estate	2,935	5,592

Non-performing assets	$23,395	$28,536

Non-performing loans as a percentage of total loans	1.18%	1.33%
Non-performing assets as a percentage of total assets	0.99%	1.19%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)

Non-accrual loans by type	March 31, 2014	December 31, 2013
Commercial and industrial	$884	$846
Construction and development, excluding undeveloped land	26	26
Undeveloped land	6,988	7,340
Real estate mortgage - commercial investment	847	1,921
Real estate mortgage - owner occupied commercial	2,141	2,582
Real estate mortgage - 1-4 family residential	1,741	2,391
Home equity and consumer loans	114	152
Total loans	$12,741	$15,258

Bancorp has one relationship in its primary market which accounts for $6.7 million or 53% of total non-accrual loans at March 31, 2014.  Each of the loans in this relationship is secured predominantly by undeveloped land, and management estimates minimal loss exposure after consideration of collateral.  The remaining balance of non-accrual loans, totaling $6.0 million, is comprised of a larger number of borrowers with smaller balances.  Each non-accrual loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $40.3 million at March 31, 2014. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $440.2 million at March 31, 2014.  The portfolio includes maturities of approximately $67.8 million over the next twelve months, including $55 million of short-term securities which matured in April 2014.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2014, total investment securities pledged for these purposes comprised 46% of the available for sale investment portfolio, leaving $238.7 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2014, such deposits totaled $1.644 billion and represented 83% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of March 31, 2014, Bancorp had only $4.3 million or 0.2% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At March 31, 2014, the amount of available credit from the FHLB totaled $370.4 million.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $85 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At March 31, 2014, the Bank may pay up to $28.4 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At March 31, 2014, stockholders’ equity totaled $237.0 million, an increase of $7.5 million since December 31, 2013.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2013.  One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was ($170,000) and ($2,217,000) at March 31, 2014 and December 31, 2013, respectively. The $2,047,000 increase is primarily a reflection of the effect of the changing interest rate environment during the first quarter of 2014 on the valuation of Bancorp’s portfolio of securities available for sale.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Total risk-based capital (1)
Consolidated	13.72%	13.54%
Bank	13.24%	12.90%

Tier I risk-based capital (1)
Consolidated	12.47%	12.29%
Bank	11.99%	11.65%

Leverage (2)
Consolidated	10.00%	9.75%
Bank	9.61%	9.24%

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2014	December 31, 2013
Total equity	$236,976	$229,444
Less core deposit intangible	(2,004)	(2,151)
Less goodwill	(682)	(682)
Tangible common equity	$234,290	$226,611

Total assets	$2,354,238	2,389,262
Less core deposit intangible	(2,004)	(2,151)
Less goodwill	(682)	(682)
Total tangible assets	$2,351,552	$2,386,429

Total shareholders’ equity to total assets	10.07%	9.60%
Tangible common equity ratio	9.96%	9.50%

Number of outstanding shares	14,659	14,609

Book value per share	$16.17	$15.71
Tangible common equity per share	15.98	15.51

The following table provides a reconciliation of net interest margin in accordance with US GAAP to core net interest margin.  Bancorp provides this information to illustrate the trend in quarterly net interest margin sequentially during 2013 and 2014 and to show the impact of prepayment fees, late charges and accretion on net interest margin.

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Net interest margin	3.76%	3.61%	3.79%	3.72%	3.83%
Prepayment penalties / late charges	-0.01%	-0.06%	-0.06%	-0.04%	-0.06%
Interest adjustment on non-accrual loan	—	—	-0.07%	—	—
Accretion of fair value adjustments	-0.03%	-0.02%	-0.03%	-0.02%
Core net interest margin	3.72%	3.53%	3.63%	3.66%	3.77%

f)                Recently Issued Accounting Pronouncements

At March 31, 2014, no recently issued accounting pronouncements were identified that would affect the financial statements of Bancorp.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2014 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2014.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31	83	$30.38	—	—
February 1 - February 28	12,386	28.65	—	—
March 1 - March 31	6,540	31.19	—	—
Total	19,009	$29.53	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights or vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan

Item 6.            Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2014 Quarterly Report on Form 10-Q, filed on May 7, 2014, formatted in eXtensible Business Reporting Language (XBRL):
	(1)	Consolidated Balance Sheets
	(2)	Consolidated Statements of Income
	(3)	Consolidated Statements of Comprehensive Income
	(4)	Consolidated Statements of Cash Flows
	(5)	Consolidated Statement of Changes in Stockholders’ Equity
	(6)	Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: May 7, 2014	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 7, 2014	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer