Form 10-Q
period 2014-06-30
Stock Yards Bancorp, Inc.
filed 2014-08-07
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 25, 2014, was 14,680,028.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Stock Yards Bancorp, Inc. and Subsidiary are submitted herewith:

• Consolidated Balance Sheets June 30, 2014 (Unaudited) and December 31, 2013

• Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013

• Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013

• Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013

• Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014 and 2013

• Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$57,365	$34,519
Federal funds sold	37,896	36,251
Cash and cash equivalents	95,261	70,770
Mortgage loans held for sale	4,162	1,757
Securities available for sale (amortized cost of $412,504 in 2014 and $493,066 in 2013)	414,490	490,031
Federal Home Loan Bank stock and other securities	6,347	7,347
Loans	1,799,791	1,721,350
Less allowance for loan losses	29,761	28,522
Net loans	1,770,030	1,692,828
Premises and equipment, net	39,248	39,813
Bank owned life insurance	29,650	29,180
Accrued interest receivable	5,527	5,712
Other assets	46,660	51,824
Total assets	$2,411,375	$2,389,262

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$462,379	$423,350
Interest bearing	1,525,016	1,557,587
Total deposits	1,987,395	1,980,937
Securities sold under agreements to repurchase	56,475	62,615
Federal funds purchased	59,014	55,295
Accrued interest payable	133	128
Other liabilities	28,677	26,514
Federal Home Loan Bank advances	36,067	34,329
Total liabilities	2,167,761	2,159,818
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,665,068 and 14,608,556 shares in 2014 and 2013, respectively	9,769	9,581
Additional paid-in capital	35,242	33,255
Retained earnings	197,569	188,825
Accumulated other comprehensive income	1,034	(2,217)
Total stockholders’ equity	243,614	229,444
Total liabilities and stockholders’ equity	$2,411,375	$2,389,262

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income  (Unaudited)

For the three and six months ended June 30, 2014 and 2013

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans	$19,787	$19,480	$39,146	$38,529
Federal funds sold	63	72	142	152
Mortgage loans held for sale	43	56	74	120
Securities – taxable	1,824	1,392	3,661	2,762
Securities – tax-exempt	296	293	594	565
Total interest income	22,013	21,293	43,617	42,128
Interest expense:
Deposits	1,114	1,285	2,254	2,624
Fed funds purchased	9	9	15	17
Securities sold under agreements to repurchase	29	33	63	68
Federal Home Loan Bank advances	206	219	402	436
Subordinated debentures	—	772	—	1,545
Total interest expense	1,358	2,318	2,734	4,690
Net interest income	20,655	18,975	40,883	37,438
Provision for loan losses	1,350	1,325	1,700	3,650
Net interest income after provision for loan losses	19,305	17,650	39,183	33,788
Non-interest income:
Investment management and trust services	4,755	4,129	9,323	8,015
Service charges on deposit accounts	2,223	2,244	4,326	4,244
Bankcard transaction revenue	1,209	1,020	2,284	1,981
Mortgage banking revenue	722	1,195	1,310	2,375
Loss on sales of securities available for sale	(9)	(5)	(9)	(5)
Brokerage commissions and fees	462	622	967	1,237
Bank owned life insurance income	234	259	470	511
Gain on acquisition	—	449	—	449
Other	461	398	861	732
Total non-interest income	10,057	10,311	19,532	19,539
Non-interest expenses:
Salaries and employee benefits	10,724	10,021	21,842	19,678
Net occupancy expense	1,453	1,435	3,009	2,666
Data processing expense	1,718	1,819	3,278	3,175
Furniture and equipment expense	259	286	527	577
FDIC insurance expense	350	357	692	707
Loss (gain) on other real estate owned	(6)	(74)	(349)	(109)
Acquisition costs	—	1,548	—	1,548
Other	3,203	3,430	6,246	6,159
Total non-interest expenses	17,701	18,822	35,245	34,401
Income before income taxes	11,661	9,139	23,470	18,926
Income tax expense	3,627	2,732	7,259	5,751
Net income	8,034	6,407	16,211	13,175
Net income per share:
Basic	$0.55	$0.45	$1.12	$0.94
Diluted	$0.55	$0.45	$1.10	$0.94
Average common shares:
Basic	14,545	14,203	14,526	14,010
Diluted	14,704	14,243	14,714	14,055

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2014 and 2013

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$8,034	$6,407	$16,211	$13,175
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $663, ($2,761), $1,754 and ($3,019), respectively)	1,232	(5,128)	3,258	(5,606)
Reclassification adjustment for securities losses realized in income (net of tax of $3, $2, $3, and $2, respectively)	6	3	6	3
Unrealized losses on hedging instruments:
Unrealized losses arising during the period (net of tax of ($18), $0, ($7) and $0, respectively)	(34)	—	(13)	—
Other comprehensive income (loss)	1,204	(5,125)	3,251	(5,603)
Comprehensive income	$9,238	$1,282	$19,462	$7,572

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

(In thousands)

	2014	2013
Operating activities:
Net income	$16,211	$13,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	3,650
Depreciation, amortization and accretion, net	3,226	3,148
Deferred income tax benefit	(252)	(936)
Loss on sale of securities available for sale	9	5
Gain on sales of mortgage loans held for sale	(769)	(1,674)
Origination of mortgage loans held for sale	(41,363)	(93,492)
Proceeds from sale of mortgage loans held for sale	39,727	102,133
Bank owned life insurance income	(470)	(511)
(Gain) loss on the disposal of premises and equipment	(30)	22
Gain on the sale of other real estate	(349)	(109)
Gain on acquisition	—	(449)
Stock compensation expense	768	985
Excess tax benefits from share-based compensation arrangements	(169)	(41)
Decrease in accrued interest receivable and other assets	584	2,481
Increase in accrued interest payable and other liabilities	2,337	378
Net cash provided by operating activities	21,160	28,765
Investing activities:
Purchases of securities available for sale	(124,550)	(201,252)
Proceeds from sale of securities available for sale	7,732	701
Proceeds from maturities of securities available for sale	197,397	255,418
Net increase in loans	(80,407)	(48,334)
Purchases of premises and equipment	(1,203)	(786)
Proceeds from disposal of premises and equipment	344	—
Acquisition, net of cash acquired	—	8,963
Proceeds from sale of foreclosed assets	4,303	2,287
Net cash provided by investing activities	3,616	16,997
Financing activities:
Net (decrease) increase in deposits	6,458	(37,284)
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(2,421)	6,977
Proceeds from Federal Home Loan Bank advances	21,820	—
Repayments of Federal Home Loan Bank advances	(20,082)	(23)
Issuance of common stock for options and dividend reinvestment plan	626	475
Excess tax benefits from share-based compensation arrangements	169	41
Common stock repurchases	(555)	(300)
Cash dividends paid	(6,300)	(5,694)
Net cash used in financing activities	(285)	(35,808)
Net increase in cash and cash equivalents	24,491	9,954
Cash and cash equivalents at beginning of period	70,770	67,703
Cash and cash equivalents at end of period	$95,261	$77,657
Supplemental cash flow information:
Income tax payments	$5,094	$5,130
Cash paid for interest	2,729	4,722
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,505	$2,141

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2014 and 2013

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

Net income	—	—	—	16,211	—	16,211

Other comprehensive income, net of tax	—	—	—	—	3,251	3,251

Stock compensation expense	—	—	768	—	—	768

Stock issued for exercise of stock options and dividend reinvestment plan	31	104	807	(73)	—	838

Stock issued for non-vested restricted stock	48	160	994	(1,154)	—	—

Cash dividends, $0.43 per share	—	—	—	(6,300)	—	(6,300)

Shares repurchased or cancelled	(23)	(76)	(582)	60	—	(598)

Balance June 30, 2014	14,665	$9,769	$35,242	$197,569	$1,034	$243,614

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

Net income	—	—	—	13,175	—	13,175

Other comprehensive loss, net of tax	—	—	—	—	(5,603)	(5,603)

Stock compensation expense	—	—	985	—	—	985

Stock issued for exercise of stock options and dividend reinvestment plan	30	101	563	(5)	—	659

Stock issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—

Stock issued for acquisition	531	1,769	10,429	—	—	12,198

Cash dividends, $0.40 per share	—	—	—	(5,694)	—	(5,694)

Shares repurchased or cancelled	(22)	(78)	(463)	98	—	(443)

Balance June 30, 2013	14,509	$9,249	$30,328	$180,957	$(182)	$220,352

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from the aforementioned estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, valuation of securities, income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  These reclassifications had no effect on Bancorp’s total assets, liabilities, equity or net income.

Interim results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with Bancorp’s Audit Committee.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses.  To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses.  The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Prior to the third quarter of 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp considered the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan losses.

During the third quarter of 2013, Bancorp refined its allowance calculation to allocate the portion of allowance that was previously deemed to be unallocated based on management’s determination of appropriate qualitative adjustments. This calculation includes specific allowance allocations for qualitative factors including, among other factors, (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors for additional allowance allocations, including changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

Management has also identified the accounting policy related to accounting for income taxes as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in Bancorp’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of periodic IRS and state agency examinations, could materially impact Bancorp’s financial position and its results from operations.

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

(dollars in thousands)	Dollars

Purchase price:
Value of:
Cash	$8,297
Equity instruments (531,288 common shares of Bancorp)	12,198
Total purchase price	20,495

Identifiable assets:
Cash and federal funds sold	17,260
Investment securities	81,827
Loans	39,755
Premises and equipment	4,008
Core deposit intangible	2,543
Other assets	605
Total identifiable assets:	145,998

Identifiable liabilities:
Deposits	120,435
Securities sold under agreement to repurchase	2,762
Other liabilities	1,857
Total identifiable liabilities	125,054
Net gain resulting from acquisition	$449

Acquisition costs (included in other non-interest expenses in Bancorp’s income statement for the six months ended June 30, 2013)	$1,548

Fair value of the common shares issued as part of the consideration paid was determined based on the closing market price of Bancorp’s common shares on the acquisition date.

Bancorp recorded a core deposit intangible of $2,543,000 which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable.  At June 30, 2014, the unamortized core deposit intangible was $1,937,000.  See Note 7 for details on the core deposit intangible.

In many cases, determining the fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.  Below is an analysis of the fair value of acquired loans as of June 30, 2014.

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

In connection with the Oldham acquisition, Bancorp incurred expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations.

(3)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

(in thousands)	Amortized	Unrealized
June 30, 2014	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$186,032	$1,743	$1,108	$186,667
Mortgage-backed securities - government agencies	160,542	1,734	2,258	160,018
Obligations of states and political subdivisions	65,174	1,754	144	66,784
Corporate equity securities	756	265	—	1,021
Total securities available for sale	$412,504	$5,496	$3,510	$414,490

(in thousands)	Amortized	Unrealized
December 31, 2013	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$110,000	$—	$—	$110,000
Government sponsored enterprise obligations	138,094	1,623	1,872	137,845
Mortgage-backed securities - government agencies	176,524	1,391	5,222	172,693
Obligations of states and political subdivisions	68,448	1,473	428	69,493
Total securities available for sale	$493,066	$4,487	$7,522	$490,031

There were no securities held to maturity as of June 30, 2014 or December 31, 2013.

Corporate equity securities, included in the available for sale portfolio at June 30, 2014, consist of common stock in a public-traded small business investment company.

In the second quarter of 2014, Bancorp sold securities with total par value of $7.4 million, generating a net loss of $9,000.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with total par value of $685,000, generating a loss of $5,000. These sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2014 is shown below.

(in thousands)
Securities available for sale	Amortized cost	Fair value

Due within 1 year	$63,301	$63,670
Due after 1 but within 5 years	115,288	116,671
Due after 5 but within 10 years	29,686	30,385
Due after 10 years	42,931	42,725
Mortgage-backed securities	160,542	160,018
Corporate equity securities	756	1,021
Total securities available for sale	$412,504	$414,490

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

Securities with a carrying value of approximately $210.7 million at June 30, 2014 and $243.5 million at December 31, 2013 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Securities with unrealized losses at June 30, 2014 and December 31, 2013, not recognized in the statements of income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

June 30, 2014
Government sponsored enterprise obligations	$19,033	$118	$34,785	$990	$53,818	$1,108
Mortgage-backed securities - government agencies	24,503	208	57,208	2,050	81,711	2,258
Obligations of states and political subdivisions	7,761	47	7,322	97	15,083	144

Total temporarily impaired securities	$51,297	$373	$99,315	$3,137	$150,612	$3,510

December 31, 2013
Government sponsored enterprise obligations	$76,755	$1,429	$4,353	$443	$81,108	$1,872
Mortgage-backed securities - government agencies	112,652	4,400	8,752	822	121,404	5,222
Obligations of states and political subdivisions	22,092	405	1,211	23	23,303	428

Total temporarily impaired securities	$211,499	$6,234	$14,316	$1,288	$225,815	$7,522

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2014 and December 31, 2013. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 90 and 155 separate investment positions as of June 30, 2014 and December 31, 2013, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

In addition to the available for sale portfolio, investment securities held by Bancorp include certain securities which are not readily marketable, and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.  Bancorp reviewed the investment in FHLB stock as of June 30, 2014, considering the FHLB equity position, its continuance of dividend payments, liquidity position, and positive year-to-date net income.  Based on this review, Bancorp believes its investment in FHLB stock is not impaired. As of December 31, 2013, FHLB Stock and other securities included a $1 million Community Reinvestment Act (CRA) investment which matured in the second quarter of 2014.

(4)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	June 30, 2014	December 31, 2013
Commercial and industrial	$558,720	$510,739
Construction and development, excluding undeveloped land	96,861	99,719
Undeveloped land	27,529	29,871
Real estate mortgage	1,084,521	1,046,823
Consumer	32,160	34,198

Total loans	$1,799,791	$1,721,350

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2014 and December 31, 2013.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
June 30, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$558,720	$96,861	$27,529	$1,084,521	$32,160	$1,799,791

Loans individually evaluated for impairment	$7,719	$26	$6,989	$4,289	$80	$19,103

Loans collectively evaluated for impairment	$550,358	$95,895	$20,540	$1,079,725	$32,065	$1,778,583

Loans acquired with deteriorated credit quality	$643	$940	$—	$507	$15	$2,105

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision	792	(881)	826	944	19	—	1,700
Charge-offs	(203)	—	(30)	(513)	(195)	—	(941)
Recoveries	188	—	67	44	181	—	480
At June 30, 2014	$8,421	$1,674	$6,239	$13,079	$348	$—	$29,761

Allowance for loans individually evaluated for impairment	$727	$—	$—	$299	$80		$1,106

Allowance for loans collectively evaluated for impairment	$7,694	$1,674	$6,239	$12,780	$268	$—	$28,655

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2013	industrial	land	land	mortgage	Consumer	Total

Loans	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$98,428	$22,531	$1,038,824	$34,095	$1,696,413

Loans acquired with deteriorated credit quality	$625	$1,265	$—	$521	$19	$2,430

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$4,536	$—	$14,288	$362	$6,746	$31,881
Provision	1,583	(2,119)	13,256	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	—	(11,964)
Recoveries	569	163	81	584	658	—	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522

Allowance for loans individually evaluated for impairment	$762	$—	$—	$606	$84		$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$—	$27,070

Balance: loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development, excluding undeveloped land

•                  Undeveloped land

•                  Real estate mortgage

•                  Consumer

Bancorp has loans that were acquired in the Oldham acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at June 30, 2014 and December 31, 2013. Changes in the interest component of the fair value adjustment for acquired impaired loans for the year ended December 31, 2013 and the six months ended June 30, 2014 are shown in the following table:

(in thousands)
Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(37)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at December 31, 2013	137

Accretion	(41)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at June 30, 2014	$96

The following table presents loans individually evaluated for impairment as of June 30, 2014 and December 31, 2013.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
June 30, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$1,394	$1,545	$—	$1,156
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	6,989	9,675	—	7,105
Real estate mortgage	2,755	3,631	—	3,294
Consumer	—	—	—	—
Subtotal	11,164	15,002	—	11,581

Loans with an allowance recorded
Commercial and industrial	$6,325	$6,325	$727	$6,494
Construction and development, excluding undeveloped land	—	—	—	—
Undeveloped land	—	—	—	—
Real estate mortgage	1,534	1,534	299	2,386
Consumer	80	80	80	82
Subtotal	7,939	7,939	1,106	8,962

Total
Commercial and industrial	$7,719	$7,870	$727	$7,650
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	6,989	9,675	—	7,105
Real estate mortgage	4,289	5,165	299	5,680
Consumer	80	80	80	82
Total	$19,103	$22,941	$1,106	$20,543

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2013	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$830	$974	$—	$4,499
Construction and development, excluding undeveloped land	26	151	—	54
Undeveloped land	7,340	9,932	—	3,272
Real estate mortgage	3,731	5,069	—	5,559
Consumer	—	—	—	3
Subtotal	11,927	16,126	—	13,387

Loans with an allowance recorded
Commercial and industrial	$6,749	$6,749	$762	$3,806
Construction and development, excluding undeveloped land	—	—	—	259
Undeveloped land	—	—	—	7,152
Real estate mortgage	3,747	4,065	606	3,705
Consumer	84	84	84	34
Subtotal	10,580	10,898	1,452	14,956

Total
Commercial and industrial	$7,579	$7,723	$762	$8,305
Construction and development, excluding undeveloped land	26	151	—	313
Undeveloped land	7,340	9,932	—	10,424
Real estate mortgage	7,478	9,134	606	9,264
Consumer	84	84	84	37
Total	$22,507	$27,024	$1,452	$28,343

Differences between recorded investment amounts and unpaid principal balance amounts are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $348,000 at June 30, 2014 and $437,000 at December 31, 2013.

The following table presents the recorded investment in non-accrual loans as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial	$1,108	$846
Construction and development, excluding undeveloped land	26	26
Undeveloped land	6,989	7,340
Real estate mortgage	3,862	7,046
Consumer	—	—
Total	$11,985	$15,258

At June 30, 2014 and December 31, 2013, Bancorp had loans classified as TDR of $7.1 million and $7.2 million, respectively.  Bancorp did not modify and classify any loans as TDR during the six months ended June 30, 2014.   The following table presents the recorded investment in loans modified and classified as TDR during the six months ended June 30, 2013.

(dollars in thousands)	Number of
June 30, 2013	Contracts	Recorded Investment

Commercial & industrial	1	$796

Total	1	$796

The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of June 30, 2014 and 2013.

(dollars in thousands)	Number of
June 30, 2014	Contracts	Recorded Investment

Real estate mortgage	1	$790

Total	1	$790

(dollars in thousands)	Number of
June 30, 2013	Contracts	Recorded Investment

Real estate mortgage	2	$2,405

Total	2	$2,405

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties.   Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at June 30, 2014, had a total allowance allocation of $914,000, compared to $942,000 at December 31, 2013.

At June 30, 2014 and December 31, 2013, Bancorp had outstanding commitments to lend additional funds totaling $185,000 and $262,000, respectively, for loans classified as TDR.

The following table presents the aging of loans as of June 30, 2014 and December 31, 2013.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

June 30, 2014

Commercial and industrial	$4,437	$344	$1,330	$6,111	$552,609	$558,720	$222
Construction and development, excluding undeveloped land	—	244	26	270	96,591	96,861	—
Undeveloped land	—	—	6,989	6,989	20,540	27,529	—
Real estate mortgage	2,950	811	3,988	7,749	1,076,772	1,084,521	126
Consumer	12	19	—	31	32,129	32,160	—

Total	$7,399	$1,418	$12,333	$21,150	$1,778,641	$1,799,791	$348

December 31, 2013

Commercial and industrial	$808	$201	$1,268	$2,277	$508,462	$510,739	$421
Construction and development, excluding undeveloped land	429	—	26	455	99,264	99,719	—
Undeveloped land	—	—	7,340	7,340	22,531	29,871	—
Real estate mortgage	4,529	1,180	7,062	12,771	1,034,052	1,046,823	16
Consumer	110	—	—	110	34,088	34,198	—

Total	$5,876	$1,381	$15,696	$22,953	$1,698,397	$1,721,350	$437

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends.  Pass-rated loans included all risk-rated loans other than those classified as special mention, substandard, and doubtful, which are defined below:

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

As of June 30, 2014 and December 31, 2013, the internally assigned risk grades of loans by category were as follows:

(in thousands)	Commercial and industrial	Construction and development, excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
June 30, 2014
Grade
Pass	$536,797	$85,359	$19,841	$1,061,736	$32,000	$1,735,733
Special mention	6,138	5,532	537	14,558	80	26,845
Substandard	7,844	5,944	162	3,812	—	17,762
Substandard non-performing	7,941	26	6,989	4,415	80	19,451
Doubtful	—	—	—	—	—	—
Total	$558,720	$96,861	$27,529	$1,084,521	$32,160	$1,799,791

December 31, 2013
Grade
Pass	$486,140	$87,896	$22,366	$1,014,216	$34,028	$1,644,646
Special mention	12,983	7,091	—	17,916	86	38,076
Substandard	3,616	4,706	165	7,197	—	15,684
Substandard non-performing	8,000	26	7,340	7,494	84	22,944
Doubtful	—	—	—	—	—	—
Total	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

(5)                     Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $36.1 million at June 30, 2014, via seven separate fixed-rate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $6.1 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	June 30, 2014		December 31, 2013
(In thousands)	Advance	Rate	Advance	Rate
2014	$10,000	0.21%	$10,000	0.21%
2015	20,000	3.34%	20,000	3.34%
2020	1,908	2.23%	1,931	2.23%
2021	531	2.12%	564	2.12%
2024	2,222	2.35%	408	2.40%
2028	1,406	1.47%	1,426	1.46%

	$36,067	2.26%	$34,329	2.26%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At June 30 2014, the amount of available credit from the FHLB totaled $417.1 million.

(6)                    Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp offsets its interest rate exposure on commercial customer transactions by entering into swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first six months of 2014 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At June 30, 2014 and December 31, 2013, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Notional amount	$7,543	$5,159	$7,543	$5,159
Weighted average maturity (years)	7.2	6.4	7.2	6.4
Fair value	$(379)	$(275)	$379	$275

In December 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million floating-rate FHLB borrowing. The interest rate swap involves exchange of Bancorp’s floating rate interest payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of June 30, 2014 and December 31, 2013:

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	June 30, 2014	December 31, 2013
$10,000	12/6/2016	US 3 Month LIBOR	0.715%	$5	$24

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

Bancorp recorded a core deposit intangible totaling $2,543,000 arising from the Oldham acquisition.  Through the first quarter of 2014, this intangible asset was being amortized over a ten-year period using an accelerated method which anticipated the life of the underlying deposits to which the intangible asset is attributable.  Bancorp reevaluated the deposits and determined that for money market, savings and interest bearing checking accounts, it is more appropriate to amortize the intangible asset using a straight line method over 15 years.  This revision was applied prospectively beginning in the second quarter of 2014.  At June 30, 2014, the unamortized core deposit intangible was $1,937,000.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  The estimated fair values of MSRs at June 30, 2014 and December 31, 2013 were $3,255,000 and $3,953,000, respectively.  The total outstanding principal balances of loans serviced for others were $434,918,000 and $435,339,000 at June 30, 2014, and December 31, 2013, respectively.

Changes in the net carrying amount of MSRs for the six months ended June 30, 2014 and 2013 are shown in the following table:

	For six months
	ended June 30,
(in thousands)	2014	2013
Balance at beginning of period	$1,832	$2,088
Additions for mortgage loans sold	153	478
Amortization	(470)	(486)
Balance at June 30	$1,515	$2,080

(8)                     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 25 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $32,000 and $36,000, for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the net periodic benefit costs totaled $63,000 and $71,000, respectively.

(9)                     Commitments and Contingent Liabilities

As of June 30, 2014, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $445.8 million including standby letters of credit of $16.2 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2014. Commitments to extend credit were $464.2 million, including letters of credit of $15.2 million, as of December 31, 2013.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

To provide service to commercial accounts, Bancorp aids customers with letters of credits or other financial contracts with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 12 months. The maximum potential future payment guaranteed by Bancorp at June 30, 2014 was $3.4 million. If an event of default on all contracts had occurred at June 30, 2014, Bancorp would have been required to make payments of approximately $2.7 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of June 30, 2014, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of June 30, 2014, there were 435,842 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

Options and stock appreciation rights (SARs) granted generally have a vesting schedule of 20% per year.  Options and SARs expire ten years after the grant date unless forfeited due to employment termination.  No stock options have been granted since 2007.

Restricted shares granted to officers generally vest over five years.  All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. Because grantees are entitled to dividend payments during the performance period, the fair value of these restricted shares is equal to the market value of the shares on the date of grant.

Grants of performance stock units (PSUs) to executive officers vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends.

Grants of restricted stock units (RSUs) to directors are time-based and vest based upon one year of service.  Because grantees are entitled to deferred dividend payments at the end of the vesting period, the fair value of the RSUs are estimated based on the fair value of the underlying shares on the date of grant.  In the first quarter of 2014, Bancorp awarded 3,920 RSUs to directors of Bancorp.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense before income taxes	$477	$454	$768	$985
Less: deferred tax benefit	(167)	(159)	(269)	(345)
Reduction of net income	$310	$295	$499	$640

Bancorp expects to record an additional $950,000 of stock-based compensation expense in 2014 for equity grants outstanding as of June 30, 2014.  As of June 30, 2014, Bancorp has $4,106,000 of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $626,000 and $475,000 from the exercise of options during the first six months of 2014 and 2013, respectively.

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

Dividend yield and expected volatility are based on historical information corresponding to the expected life of options and SARs granted.  Expected volatility is the volatility of the underlying shares for the expected term on a monthly basis.  The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the options. The expected life of SARs is based on actual experience of past like-term options.  Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

A summary of stock option and SARs activity and related information for the six months ended June 30, 2014 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2013
Vested and exercisable	579	$20.25-26.83	$23.83	$4,685	$5.43	3.4
Unvested	218	21.03-24.87	22.70	2,011	4.36	7.7
Total outstanding	797	20.25-26.83	23.52	6,696	5.14	4.6

Granted	62	29.05-29.16	29.05	53	5.18
Exercised	(37)	20.25-26.83	23.02	284	5.33
Forfeited	(6)	21.03-23.76	22.78	45	4.43

At June 30, 2014
Vested and exercisable	622	20.90-26.83	23.71	3,853	5.33	3.5
Unvested	194	21.03-29.16	24.83	984	4.51	8.2
Total outstanding	816	20.90-29.16	23.98	$4,837	5.14	4.6

Vested year-to-date	80	21.03-24.87	22.49	$594	4.63

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

For the periods ending December 31, 2013 and June 30, 2014, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(2,644)	23.03
Unvested at June 30, 2014	116,918	$24.95

Bancorp awarded PSUs to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2012	3	20.57	22,463
2013	3	20.38	27,593
2014	3	26.42	16,675

(12)              Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2014 and 2013, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$8,034	$6,407	$16,211	$13,175
Average shares outstanding	14,545	14,203	14,526	14,010
Dilutive securities	159	40	188	45

Average shares outstanding including dilutive securities	14,704	14,243	14,714	14,055

Net income per share, basic	$0.55	$0.45	$1.12	$0.94
Net income per share, diluted	$0.55	$0.45	$1.10	$0.94

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

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity.  All tax exempt activity and provision for loan losses have been allocated to the commercial banking segment.  The measurement of the performance of the business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Selected financial information by business segment for the three and six month periods ended June 30, 2014 and 2013 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended June 30, 2014
Net interest income	$20,612	$43	$20,655
Provision for loan losses	1,350	—	1,350
Investment management and trust services	—	4,755	4,755
All other non-interest income	5,289	13	5,302
Non-interest expense	15,103	2,598	17,701
Income before income taxes	9,448	2,213	11,661
Tax expense	2,840	787	3,627
Net income	$6,608	$1,426	$8,034

Three months ended June 30, 2013
Net interest income	$18,941	$34	$18,975
Provision for loan losses	1,325	—	1,325
Investment management and trust services	—	4,129	4,129
All other non-interest income	6,168	14	6,182
Non-interest expense	16,371	2,451	18,822
Income before income taxes	7,413	1,726	9,139
Tax expense	2,122	610	2,732
Net income	$5,291	$1,116	$6,407

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Six months ended June 30, 2014
Net interest income	$40,793	$90	$40,883
Provision for loan losses	1,700	—	1,700
Investment management and trust services	—	9,323	9,323
All other non-interest income	10,179	30	10,209
Non-interest expense	30,065	5,180	35,245
Income before income taxes	19,207	4,263	23,470
Tax expense	5,743	1,516	7,259
Net income	$13,464	$2,747	$16,211

Six months ended June 30, 2013
Net interest income	$37,369	$69	$37,438
Provision for loan losses	3,650	—	3,650
Investment management and trust services	—	8,015	8,015
All other non-interest income	11,493	31	11,524
Non-interest expense	29,961	4,440	34,401
Income before income taxes	15,251	3,675	18,926
Tax expense	4,453	1,298	5,751
Net income	$10,798	$2,377	$13,175

(14)              Income Taxes

An analysis of the difference between the statutory and effective tax rates for the six months ended June 30, 2014 and 2013 follows:

	Six months ended June 30
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.7)	(2.1)
Tax credits	(1.6)	(1.7)
Cash surrender value of life insurance	(1.7)	(2.0)
State income taxes	0.9	1.0
Other, net	—	0.2
Effective tax rate	30.9%	30.4%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2014 and December 31, 2013, the gross amount of unrecognized tax benefits was $45,000 and $41,000, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

During the second quarter of 2014, the IRS completed the examination of Bancorp’s 2011 corporate income tax return.  There were no significant adjustments to taxable income. Federal and state income tax returns are subject to examination for the years subsequent to 2009.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of June 30, 2014 and December 31, 2013, the amount accrued for the potential payment of interest and penalties was $3,000 and $2,000, respectively.

(15)              Fair Value Measurements

Bancorp follows the provisions of the authoritative guidance for fair value measurements.  This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. The guidance also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

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

Authoritative guidance requires maximization of use of observable inputs and minimization of use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp derives its own estimates by generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

The portfolio of investment securities available for sale is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), obligations of state and political subdivisions and corporate equity securities.  Corporate equity securities, included in the 2014 table, are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for the instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on dealer quotes, benchmark forward yield curves, and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2014.

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at June 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
Government sponsored enterprise obligations	$186,667	$—	$186,667	$—
Mortgage-backed securities - government agencies	160,018	—	160,018	—
Obligations of states and political subdivisions	66,784	—	66,784	—
Corporate equity securities	1,021	1,021	—	—

Total investment securities available for sale	414,490	1,021	413,469	—

Interest rate swaps	384	—	384	—

Total assets	$414,874	$1,021	$413,853	$—

Liabilities

Interest rate swaps	$379	$—	$379	$—

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$110,000	$—	$110,000	$—
Government sponsored enterprise obligations	137,845	—	$137,845	—
Mortgage-backed securities - government agencies	172,693	—	172,693	—
Obligations of states and political subdivisions	69,493	—	69,493	—

Total investment securities available for sale	490,031	—	490,031	—

Interest rate swaps	299	—	299	—

Total assets	$490,330	$—	$490,330	$—

Liabilities

Interest rate swaps	$275	$—	$275	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2014 or December 31, 2013.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are quarterly assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At June 30, 2014 and December 31, 2013 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for June 30, 2014 or December 31, 2013.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded carrying value, mortgage loans held for sale are not included in either table below for June 30, 2014 or December 31, 2013.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.   At June 30, 2014 and December 31, 2013, the carrying value of other real estate owned was $2,966,000 and $5,590,000, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at June 30, 2014 and December 31, 2013.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of June 30, 2014, total impaired loans with a valuation allowance were $7.9 million, and the specific allowance totaled $1.1 million, resulting in a fair value of $6.8 million, compared to total impaired loans with a valuation allowance of $10.6 million, and the specific allowance allocation totaling $1.5 million, resulting in a fair value of $9.1 million at December 31, 2013.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 6 month
	Fair value at June 30, 2014				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2014
Impaired loans	$6,833	$—	$—	$6,833	$(20)

					Losses for 6 month
	Fair value at December 31, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2013
Impaired loans	$9,128	$—	$—	$9,128	$(76)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2014, there were no transfers between Levels 1, 2, or 3.

(16)             Fair Value of Financial Instruments

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The carrying amounts, estimated fair values, and placement in the fair value heirarchy, of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
June 30, 2014	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$95,261	$95,261	$95,261	$—	$—
Mortgage loans held for sale	4,162	4,244	—	4,244	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,770,030	1,771,669	—	—	1,771,669
Accrued interest receivable	5,527	5,527	5,527	—	—

Financial liabilities
Deposits	$1,987,395	$1,988,817	$—	$1,988,817	$—
Short-term borrowings	115,489	115,489	—	115,489	—
FHLB advances	36,067	36,599	—	36,599	—
Accrued interest payable	133	133	133	—	—

(in thousands)	Carrying
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$70,770	$70,770	$70,770	$—	$—
Mortgage loans held for sale	1,757	1,817	—	1,817	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,692,828	1,703,291	—	—	1,703,291
Accrued interest receivable	5,712	5,712	5,712	—	—

Financial liabilities
Deposits	$1,980,937	$1,983,029	$—	$1,983,029	$—
Short-term borrowings	117,910	117,910	—	117,910	—
FHLB advances	34,329	35,166	—	35,166	—
Accrued interest payable	128	128	128	—	—

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

Loans, net

US GAAP prescribes the exit price concept for estimating fair value of loans.  Because there is not an active market (exit price) for trading virtually all types of loans in Bancorp’s portfolio, fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (e.g. entrance price).

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

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  Changes in assumptions could significantly affect estimates.

(17)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2014.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2014 and December 31, 2013.

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital (1)
Consolidated	$264,458	13.53%	$156,368	8.00%	NA	NA
Bank	254,360	13.04%	156,049	8.00%	$195,061	10.00%

Tier I risk-based capital (1)
Consolidated	$239,960	12.28%	$78,163	4.00%	NA	NA
Bank	229,919	11.79%	78,005	4.00%	$117,007	6.00%

Leverage (2)
Consolidated	$239,960	10.19%	$70,646	3.00%	NA	NA
Bank	229,919	9.75%	70,744	3.00%	$117,907	5.00%

December 31, 2013
Total risk-based capital (1)
Consolidated	$252,171	13.54%	$148,993	8.00%	NA	NA
Bank	239,577	12.90%	148,575	8.00%	$185,719	10.00%

Tier I risk-based capital (1)
Consolidated	$228,827	12.29%	$74,476	4.00%	NA	NA
Bank	219,299	11.65%	75,296	4.00%	$112,944	6.00%

Leverage (2)
Consolidated	$228,827	9.75%	$70,408	3.00%	NA	NA
Bank	219,299	9.24%	71,201	3.00%	$118,668	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA – Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2014 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2014 compared to the year ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2014 through June 30

Bancorp completed the first six months of 2014 with record net income of $16.2 million or 23% more than the comparable period of 2013. The increase is due primarily to higher net interest income and a lower provision for loan losses, somewhat offset by higher non-interest expenses and higher income tax expense.  Diluted earnings per share for the first six months of 2014 were $1.10, compared to the first six months of 2013 at $0.94.

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

Net interest income increased $3,445,000, or 9.2%, for the first six months of 2014, compared to the same period in 2013.  The net interest margin was 3.77% for the first six months of 2014, compared to 3.78% for the same period in 2013.  Strong loan growth was the primary driver of increased interest income, and was partially offset by the effect of declining interest rates earned.  In the fourth quarter of 2013, Bancorp redeemed $30 million of subordinated debentures which carried a rate of 10.00%; this accounted for the majority of the interest expense savings, and contributed approximately 14 basis points to the net interest margin.  To a lesser extent, interest expense declined due to lower costs on deposits and FHLB borrowings arising from lower interest rates and a more favorable deposit mix.

Also favorably impacting 2014 results, Bancorp’s provision for loan losses was $1.7 million for the first six months of 2014, compared to $3.7 million in the first six months of 2013.  The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Bancorp’s allowance for loan losses was 1.65% of total loans at June 30, 2014, compared to 1.66% of total loans at December 31, 2013, and 1.92% at June 30, 2013.

Total non-interest income in the first six months of 2014 was virtually flat compared to the same period in 2013, and remained consistent at 32% of total revenues. Decreases in mortgage banking revenue and brokerage commissions were largely offset by increases in investment management and bankcard transaction revenue.  Results for the first six months of 2013 included a $449,000 gain on acquisition.

Total non-interest expense in the first six months of 2014 increased $844 thousand, or 2.5%, compared to the same period in 2013 due to increases in salaries and benefits, net occupancy, data processing and other non-interest expenses. These increases were somewhat offset by gains on sale of foreclosed assets.  Results for the first six months of 2013 included $1,548,000 of acquisition costs related to the Oldham transaction.  Bancorp’s second quarter 2014 efficiency ratio was 57.18% compared with 63.72% in the second quarter last year.  For the first six months of 2014, the efficiency ratio was 57.87%, compared to 59.85% for the same period in 2013.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.00% as of June 30, 2014, compared to 9.50% at December 31, 2013.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $8,034,000 for the three months ended June 30, 2014 increased $1,627,000, or 25.4%, from $6,407,000 for the comparable 2013 period.  Basic and diluted net income per share was $0.55 for the second quarter of 2014, an increase of 22.2% from the $0.45 for the second quarter of 2013.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.37% and 13.35%, respectively, for the second quarter of 2014, compared to 1.16% and 11.69%, respectively, for the same period in 2013.

Record net income of $16,211,000 for the six months ended June 30, 2014 increased $3,036,000, or 23.0%, from $13,175,000 for the comparable 2013 period.  Basic net income per share was $1.12 for the first six months of 2014, an increase of 19.1% from the $0.94 for the first six months of 2013.  Net income per share on a diluted basis was $1.10 for the first six months of 2014, an increase of 17.0% from the $0.94 for the first six months of 2013.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.39% and 13.74%, respectively, for the first six months of 2014, compared to 1.23% and 12.41%, respectively, for the same period in 2013.

Basic and diluted net income per share did not increase at the same rate as net income due to the issuance of 531,288 shares in the second quarter of 2013 for the Oldham transaction.  Also, Bancorp’s higher average stock price for the second quarter and first six months of 2014, as compared to the same periods in 2013, is the primary factor for more dilutive shares.  See Note 12 for additional information related to net income per share.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2014 and 2013 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$77,386	$63	0.33%	$95,029	$72	0.30%
Mortgage loans held for sale	4,438	43	3.89%	6,471	56	3.47%
Securities:
Taxable	322,208	1,760	2.19%	275,727	1,328	1.93%
Tax-exempt	59,968	424	2.84%	55,521	419	3.03%
FHLB stock and other securities	6,995	63	3.61%	6,772	64	3.79%
Loans, net of unearned income	1,750,487	19,905	4.56%	1,633,895	19,608	4.81%

Total earning assets	2,221,482	22,258	4.02%	2,073,415	21,547	4.17%

Less allowance for loan losses	29,089			33,248
	2,192,393			2,040,167
Non-earning assets:
Cash and due from banks	35,896			33,876
Premises and equipment	39,321			38,383
Accrued interest receivable and other assets	90,087			94,051

Total assets	$2,357,697			$2,206,477

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$473,628	$124	0.11%	$385,426	$101	0.11%
Savings deposits	108,360	10	0.04%	97,437	9	0.04%
Money market deposits	629,844	324	0.21%	572,249	299	0.21%
Time deposits	338,531	656	0.78%	372,357	876	0.94%
Securities sold under agreements to repurchase	52,396	29	0.22%	54,576	33	0.24%
Fed funds purchased and other short term borrowings	22,109	9	0.16%	21,839	9	0.17%
FHLB advances	34,886	206	2.37%	31,864	219	2.76%
Long-term debt	—	—	—	30,900	772	10.02%

Total interest bearing liabilities	1,659,754	1,358	0.33%	1,566,648	2,318	0.59%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	431,817			394,202
Accrued interest payable and other liabilities	24,750			25,756
Total liabilities	2,116,321			1,986,606

Stockholders’ equity	241,376			219,871

Total liabilities and stockholders’ equity	$2,357,697			$2,206,477
Net interest income		$20,900			$19,229
Net interest spread			3.69%			3.58%
Net interest margin			3.77%			3.72%

	Six months ended June 30
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$87,024	$142	0.33%	$102,707	$152	0.30%
Mortgage loans held for sale	3,615	74	4.13%	7,157	120	3.38%
Securities:
Taxable	323,045	3,531	2.20%	252,959	2,639	2.10%
Tax-exempt	59,607	851	2.88%	51,430	808	3.17%
FHLB stock and other securities	7,170	130	3.66%	6,478	123	3.83%
Loans, net of unearned income	1,733,924	39,383	4.58%	1,605,811	38,788	4.87%

Total earning assets	2,214,385	44,111	4.02%	2,026,542	42,630	4.24%

Less allowance for loan losses	29,085			33,834
	2,185,300			1,992,708
Non-earning assets:
Cash and due from banks	35,664			32,787
Premises and equipment	39,447			37,414
Accrued interest receivable and other assets	91,626			93,605

Total assets	$2,352,037			$2,156,514

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$477,449	$255	0.11%	$361,766	$186	0.10%
Savings deposits	106,011	20	0.04%	91,897	18	0.04%
Money market deposits	623,819	631	0.20%	566,907	598	0.21%
Time deposits	344,051	1,348	0.79%	374,021	1,822	0.98%
Securities sold under agreements to repurchase	56,622	63	0.22%	55,948	68	0.25%
Fed funds purchased and other short term borrowings	19,397	15	0.16%	20,747	17	0.17%
FHLB advances	34,596	402	2.34%	31,870	436	2.76%
Long-term debt	—	—	—	30,900	1,545	10.08%

Total interest bearing liabilities	1,661,945	2,734	0.33%	1,534,056	4,690	0.62%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	426,695			382,963
Accrued interest payable and other liabilities	25,397			25,426
Total liabilities	2,114,037			1,942,445

Stockholders’ equity	238,000			214,069

Total liabilities and stockholders’ equity	$2,352,037			$2,156,514
Net interest income		$41,377			$37,940
Net interest spread			3.69%			3.62%
Net interest margin			3.77%			3.78%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $245,000 and $254,000, respectively, for the three month periods ended June 30, 2014 and 2013 and $494,000 and $502,000, respectively, for the six month periods ended June 30, 2014 and 2013.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $20.9 million for the three months ended June 30, 2014 increased $1,671,000, or 8.7%, from $19.2 million when compared to the same period last year. Net interest spread and net interest margin were 3.69% and 3.77%, respectively, for the second quarter of 2014 and 3.58% and 3.72%, respectively, for the second quarter of 2013.

Fully taxable equivalent net interest income of $41.4 million for the six months ended June 30, 2014 increased $3,437,000, or 9.1%, from $37.9 million when compared to the same period last year. Net interest spread and net interest margin were 3.69% and 3.77%, respectively, for the first six months of 2014 and 3.62% and 3.78%, respectively, for the first six months of 2013.

Approximately $650 million, or 36%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $335 million of variable rate loans have reached their contractual floor of 4% or higher.  Approximately $147 million of variable rate loans have contractual floors below 4%.  The remaining $168 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $187.8 million or 9.3%, to $2.21 billion for the first six months of 2014 compared to 2013, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $127.9 million, or 8.3%, to $1.66 billion for the first six months of 2014 compared to 2013 primarily due to increases in interest bearing demand, savings and money market deposits, FHLB advances and securities sold under agreements to repurchase, partially offset by decreases in long-term debt, certificates of deposits and federal funds purchased.

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

The June 30, 2014 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(6.48)%
Increase 100bp	(4.39)
Decrease 100bp	(1.91)
Decrease 200bp	N/A

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

Provision for Loan Losses

The provision for loan losses was $1.4 million and $1.3 million for the second quarter of 2014 and 2013, respectively, and $1.7 million and $3.7 million for the first six months of 2014 and 2013, respectively. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this analysis, provisions for loan losses are determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors.  The levels of non-performing loans continue to decrease and many key indicators of loan quality continue to show improvement. While overall credit metrics have continued to improve, the downgrade of a large commercial and industrial lending relationship during the second quarter caused management to pause what has been a steady reduction of the allowance coverage over the past year.  Management believes that by year end there will be greater clarity regarding the ultimate risk presented by this loan. Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2014.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2014 and 2013 follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2014	2013	2014	2013

Balance at the beginning of the period	$28,591	$32,022	$28,522	$31,881
Provision for loan losses	1,350	1,325	1,700	3,650
Loan charge-offs, net of recoveries	(180)	(1,367)	(461)	(3,551)
Balance at the end of the period	$29,761	$31,980	$29,761	$31,980
Average loans, net of unearned income	$1,759,695	$1,644,886	$1,743,244	$1,615,280
Provision for loan losses to average loans (1)	0.08%	0.08%	0.10%	0.23%
Net loan charge-offs to average loans (1)	0.01%	0.08%	0.03%	0.22%
Allowance for loan losses to average loans	1.69%	1.94%	1.71%	1.98%
Allowance for loan losses to period-end loans	1.65%	1.92%	1.65%	1.92%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2014 and 2013 follows:

(in thousands)

	Three months		Six months
	ended June 30		ended June 30
Net loan charge-offs (recoveries)	2014	2013	2014	2013
Commercial and industrial	$24	$(13)	$15	$16
Construction and development, excluding undeveloped land	—	—	—	(164)
Undeveloped land	(37)	—	(37)	2,000
Real estate mortgage - commercial investment	112	850	149	835
Real estate mortgage - owner occupied commercial	(9)	318	85	357
Real estate mortgage - 1-4 family residential	29	217	172	468
Home equity	64	(11)	63	35
Consumer	(3)	6	14	4
Total net loan charge-offs	$180	$1,367	$461	$3,551

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and six month periods ended June 30, 2014 and 2013.

	Three months			Six months
	ended June 30			ended June 30
(In thousands)	2014	2013	% Change	2014	2013	% Change

Non-interest income:
Investment management and trust services	$4,755	$4,129	15.2%	$9,323	$8,015	16.3%
Service charges on deposit accounts	2,223	2,244	-0.9%	4,326	4,244	1.9%
Bankcard transaction revenue	1,209	1,020	18.5%	2,284	1,981	15.3%
Mortgage banking revenue	722	1,195	-39.6%	1,310	2,375	-44.8%
Loss on sales of securities available for sale	(9)	(5)	80.0%	(9)	(5)	80.0%
Brokerage commissions and fees	462	622	-25.7%	967	1,237	-21.8%
Bank owned life insurance income	234	259	-9.7%	470	511	-8.0%
Gain on acquisition	—	449	-100.0%	—	449	-100.0%
Other	461	398	15.8%	861	732	17.6%
Total non-interest income	$10,057	$10,311	-2.5%	$19,532	$19,539	0.0%
Non-interest expenses:
Salaries and employee benefits	$10,724	$10,021	7.0%	$21,842	$19,678	11.0%
Net occupancy expense	1,453	1,435	1.3%	3,009	2,666	12.9%
Data processing expense	1,718	1,819	-5.6%	3,278	3,175	3.2%
Furniture and equipment expense	259	286	-9.4%	527	577	-8.7%
FDIC insurance expense	350	357	-2.0%	692	707	-2.1%
Gain on other real estate owned	(6)	(74)	-91.9%	(349)	(109)	220.2%
Acquisition costs	—	1,548	-100.0%	—	1,548	-100.0%
Other	3,203	3,430	-6.6%	6,246	6,159	1.4%
Total non-interest expenses	$17,701	$18,822	-6.0%	$35,245	$34,401	2.5%

Total non-interest income decreased $254,000, or 2.5%, for the second quarter of 2014 and decreased $7,000, or 0% for the first six months of 2014, compared to the same periods in 2013.

Approximately 47% of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size. Along with the effects of improving investment market conditions in 2013 and 2014, this source of revenue continued to grow through attraction of new business and retention of existing business.  Trust assets under management totaled $2.36 billion at June 30, 2014, compared to $2.05 billion at June 30, 2013.  Investment management and trust services income increased $626,000, or 15.2%, in the second quarter of 2014, and $1,308,000, or 16.3% for the first six months, as compared to the same periods in 2013, primarily due to an increased market value of assets under management, net new business, and an increase in executor fees. Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased 12% for the second quarter and 13% for the first six months of 2014, compared to the same periods of 2013.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Non-recurring fees, such as executor fees, increased $137,000 for the second quarter and $289,000 for the first six months of 2014, compared to the same periods of 2013.

Service charges on deposit accounts decreased $21,000, or 0.9%, in the second quarter of 2014, and increased $82,000, or 1.9%, for the first six months of 2014, as compared to the same periods in 2013.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  While this source of income has experienced a modest increase, management expects it to experience a slight downward trend over time due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $189,000, or 18.5%, in the second quarter of 2014, and $303,000, or 15.3% for the first six months of 2014, compared to the same periods in 2013, and primarily represents income the Bank derives from customers’ use of debit cards.  This category reflects a change in the manner in which bankcard revenue and expense are received and recorded by Bancorp, related to the selection of a new bankcard processor.  In 2013, Bancorp moved processing of its bankcard transactions to a new vendor which provides more detailed information regarding related income and expense.  As a result, beginning in mid-2013, information previously recorded as net revenue has been grossed up to more accurately reflect income and expense.  This more detailed information is not available for prior periods and thus impacts the comparability of the information on an absolute basis for revenue and expense.  It is, however, comparable on a net basis.  Bankcard income, net of bankcard expenses which are recorded in data processing expenses, was $792,000 and 746,000 for the second quarter of 2014 and 2013, and was $1,425,000 and $1,406,000 for the first six months of 2014 and 2013, respectively.  The net increase in 2014 primarily reflects an increase in volume of transactions, partially offset by a decrease in the interchange rates received.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as vendors gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2013.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue decreased $473,000, or 39.6%, in the second quarter of 2014, and $1,065,000, or 44.8%, for the first six months of 2014, as compared to the same periods in 2013.  Market rates for mortgage loans increased since the first quarter of 2013, resulting in 83% lower volume of refinance activity in 2014 compared to 2013.  Declines in refinance activity reflect national trends, as fewer borrowers remain in the marketplace with incentive to refinance. Lower purchase volume due in part to severe winter conditions dampened home-buying activity throughout most of the first quarter of 2014.

In the second quarter of 2014, Bancorp sold securities with total par value of $7.4 million, generating a net loss of $9,000.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with total par value of $685,000, generating a loss of $5,000.These sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees decreased $160,000, or 25.7%, in the second quarter of 2014, and $270,000 or 21.8% for the first six months of 2014, as compared to the same period in 2013, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.  In the second quarter of 2013, brokerage staff was reduced, resulting in a decline of accounts, many of which included wrap fees.  However, after consideration of related expenses, the decline in net income for the first six months of 2014 was approximately $32,000 compared to the same period of 2013. Bancorp deploys its brokers primarily through its branch network, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $234,000 and $259,000 for the second quarter of 2014 and 2013, respectively, and totaled $470,000 and $511,000 for the first six months of 2014 and 2013, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449,000 was recognized in the second quarter of 2013.

Other non-interest income increased $63,000, or 15.8%, in the second quarter of 2014 as compared to the same period in 2013, and $129,000, or 17.6%, in the first six months of 2014 as compared to the same period in 2013, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses decreased $1,121,000, or 6.0%, for the second quarter of 2014 as compared to the same period in 2013 and increased $844,000, or 2.5%, for the first six months of 2014 as compared to the same period in 2013.

Salaries and employee benefits increased $703,000, or 7.0%, for the second quarter of 2014, and $2,164,000, or 11.0% for the first six months of 2014, as compared to the same periods of 2013, largely due to increased staffing levels, higher bonus accruals, normal increases in salaries and higher health insurance costs, partially offset by lower stock-based compensation expense.  In the first quarter of 2014, Bancorp recorded an adjustment to expense related to performance stock units, decreasing stock-based compensation by $185,000.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust, lending and operational functions as well as staff increases resulting from the Oldham transaction. At June 30, 2014, Bancorp had 528 full-time equivalent employees compared to 511 at June 30, 2013.

Net occupancy expense increased $18,000, or 1.3%, in the second quarter of 2014, and $343,000, or 12.9% in the first six months of 2014, as compared to the same periods of 2013, largely due to a $150,000 non-recurring rent refund on a leased facility which lowered rent expense in the first quarter of 2013, increases in rent and depreciation expense attributable to four additional locations as a result of the Oldham transaction, and unusually high maintenance costs in 2014 related to the severe winter.

Data processing expense decreased $101,000, or 5.6% in the second quarter of 2014, and increased $103,000, or 3.2% for the first six months of 2014, compared to the same periods of 2013.  As noted above during 2013, Bancorp began recording bank card revenue and expense gross; this information was previously conveyed net.  The reported expense related to bank card activity increased $283,000 for the first six months of 2014 compared to the same period in 2013 due to this change.  This is partially offset by a decrease of $126,000 for the first six months of 2014 related to processing of trust and investment management activity. This category includes ongoing computer equipment maintenance costs related to technology needed to improve the pace of delivery channels and internal resources.

Furniture and equipment expense decreased $27,000 or 9.4% for the second quarter of 2014, and $50,000, or 8.7% for the first six months of 2014, as compared to the same periods in 2013.  These fluctuations relate to a variety of factors, none of which were individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $7,000, or 2.0%, for the second quarter of 2014, and $15,000 or 2.1% for the first six months of 2014, as compared to the same periods in 2013. The assessment is calculated by the FDIC and adjusted quarterly.  The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics in 2014.

Gains on other real estate owned (OREO) totaled $6,000 and $74,000 for the second quarter of 2014 and 2013, respectively, and totaled $349,000 and $109,000 for the first six months of 2014 and 2013, respectively.  Bancorp liquidated several properties at prices greater than their carrying values in the first quarter of 2014 resulting in gains on foreclosed assets.

In connection with the Oldham acquisition in 2013, Bancorp incurred $1,548,000 in expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations.

A summary of acquisition costs included in the consolidated statement of income in the second quarter of 2013 follows:

(in thousands)	Amount
Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total acquisition costs	$1,548

Other non-interest expenses decreased $227,000 or 6.6% in the second quarter of 2014, and increased $87,000 or 1.4% for the first six months of 2014, as compared to the same periods in 2013. The year to date increase is largely due to core deposit intangible amortization which began in May 2013. This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the second quarter of 2014, Bancorp recorded income tax expense of $3,627,000, compared to $2,732,000 for the same period in 2013.  The effective rate for the three month period was 31.1% in 2014 and 29.9% in 2013.  Bancorp recorded income tax expense of $7,259,000 for the first six months of 2014, compared to $5,751,000 for the same period in 2013.  The effective rate for the six month period was 30.9% in 2014 and 30.4% in 2013. See Note 14 for an analysis of the difference between the statutory and effective tax rates.

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

b)             Financial Condition

Balance Sheet

Total assets increased $22.1 million, or 0.9%, from $2.389 billion on December 31, 2013 to $2.411 billion on June 30, 2014.  The most significant contributor to the increase was loans, which increased $78.4 million during the first six months of 2014. Securities available for sale decreased $75.5 million, primarily a result of a decrease in the amount of short-term securities.  These securities, with maturities of 30 days or less, totaled $45 million and $110 million for June 30, 2014 and December 31, 2013, respectively. Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. Mortgage loans held for sale increased $2.4 million, cash and due from banks increased $22.8 million, and federal funds sold increased $1.6 million.  Other assets decreased $5.2 million, driven primarily by a $2.6 million decline in other real estate owned.

Total liabilities increased $7.9 million, or 0.4%, from $2.160 billion December 31, 2013 to $2.168 billion on June 30, 2014.  The most significant component of the increase was deposits, which increased $6.5 million or 0.33%.  Federal funds purchased increased $3.7 million, or 6.8% and Federal Home Loan Bank advances increased $1.7 million or 5.06%.  Bancorp utilizes short-term lines of credit to manage its overall liquidity position, and longer term FHLB advances to manage its overall interest rate risk position.  Securities sold under agreement to repurchase decreased $6.1 million or 9.8%, while other liabilities increased $2.2 million or 8.2%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)

Loans by Type	June 30, 2014	December 31, 2013
Commercial and industrial	$558,720	$510,739
Construction and development, excluding undeveloped land	96,861	99,719
Undeveloped land (1)	27,529	29,871
Real estate mortgage:
Commercial investment	458,101	430,047
Owner occupied commercial	334,016	329,422
1-4 family residential	189,192	183,700
Home equity - first lien	39,050	40,251
Home equity - junior lien	64,162	63,403
Subtotal: Real estate mortgage	1,084,521	1,046,823
Consumer	32,160	34,198

Total Loans	$1,799,791	$1,721,350

(1)         Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2014 and December 31, 2013, the total participated portions of loans of this nature were $9.2 million and $9.4 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Non-accrual loans	$11,985	$15,259
Troubled debt restructuring	7,118	7,249
Loans past due 90 days or more and still accruing	348	437

Non-performing loans	19,451	22,945

Foreclosed real estate	2,968	5,592

Non-performing assets	$22,419	$28,537

Non-performing loans as a percentage of total loans	1.08%	1.33%
Non-performing assets as a percentage of total assets	0.93%	1.19%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2014	December 31, 2013
Commercial and industrial	$1,108	$847
Construction and development, excluding undeveloped land	26	26
Undeveloped land	6,989	7,340
Real estate mortgage - commercial investment	693	1,921
Real estate mortgage - owner occupied commercial	2,248	2,582
Real estate mortgage - 1-4 family residential	906	2,391
Home equity and consumer loans	15	152
Total loans	$11,985	$15,259

Bancorp has one relationship in its primary market which accounts for $6.7 million or 56% of total non-accrual loans at June 30, 2014.  Each of the loans in this relationship is secured predominantly by undeveloped land, and management estimates minimal additional loss exposure after consideration of collateral.   The remaining balance of non-accrual loans, totaling $5.3 million, is comprised of a larger number of borrowers with smaller balances.  Each non-accrual loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $37.9 million at June 30, 2014. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $414.5 million at June 30, 2014.  The portfolio includes maturities of approximately $63.7 million over the next twelve months, including $45 million of short-term securities which matured in July 2014.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2014, total investment securities pledged for these purposes comprised 51% of the available for sale investment portfolio, leaving $203.8 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2014, such deposits totaled $1.658 billion and represented 83% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of June 30, 2014, Bancorp had only $1.5 million or 0.1% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At June 30, 2014, the amount of available credit from the FHLB totaled $417.1 million.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $45 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At June 30, 2014, the Bank may pay up to $33.4 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At June 30, 2014, stockholders’ equity totaled $243.6 million, an increase of $14.2 million since December 31, 2013.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2013.  One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income (loss) was $1,034,000 and ($2,217,000) at June 30, 2014 and December 31, 2013, respectively. The $3,251,000 increase is primarily a reflection of the positive effect of the decreasing interest rate environment during the first six months of 2014 on the valuation of Bancorp’s portfolio of securities available for sale.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Total risk-based capital (1)
Consolidated	13.53%	13.54%
Bank	13.04%	12.90%

Tier I risk-based capital (1)
Consolidated	12.28%	12.29%
Bank	11.79%	11.65%

Leverage (2)
Consolidated	10.19%	9.75%
Bank	9.75%	9.24%

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	June 30, 2014	December 31, 2013
Total equity	$243,614	$229,444
Less core deposit intangible	(1,937)	(2,151)
Less goodwill	(682)	(682)
Tangible common equity	$240,995	$226,611

Total assets	$2,411,375	2,389,262
Less core deposit intangible	(1,937)	(2,151)
Less goodwill	(682)	(682)
Total tangible assets	$2,408,756	$2,386,429

Total shareholders’ equity to total assets	10.10%	9.60%
Tangible common equity ratio	10.00%	9.50%

Number of outstanding shares	14,665	14,609

Book value per share	$16.61	$15.71
Tangible common equity per share	16.43	15.51

f)                Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2016.  The adoption of ASU 2014-09 is not expected to have a significant impact on Bancorp’s operations or financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures, which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting. The ASU requires additional disclosures of transactions that are economically similar to repurchase agreements and information about collateral pledged in repurchase agreements.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2014.  Because Bancorp does not utilize repurchase-to-maturity transactions or linked repurchase financings, the adoption of ASU 2014-11 is not expected to have an impact on Bancorp’s operations or financial statements.  Because Bancorp utilizes repurchase agreements, the adoption of ASU 2014-11 is expected to result in additional disclosures in Bancorp’s financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2014 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2014.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	1,106	$30.68	—	—
May 1 - May 31	79	29.24	—	—
June 1 - June 30	25	29.45	—	—
Total	1,210	$30.56	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon the vesting of restricted stock or exercise of stock appreciation rights.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no share buyback plan.

Item 6.            Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2014 Quarterly Report on Form 10-Q, filed on August 7, 2014, formatted in eXtensible Business Reporting Language (XBRL):

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

STOCK YARDS BANCORP, INC.

Date: August 7, 2014	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: August 7, 2014	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer