Form 10-Q
period 2014-09-30
Stock Yards Bancorp, Inc.
filed 2014-11-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 23, 2014, was 14,710,796.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$38,302	$34,519
Federal funds sold	31,265	36,251
Cash and cash equivalents	69,567	70,770
Mortgage loans held for sale	4,069	1,757
Securities available-for-sale (amortized cost of $448,254 in 2014 and $493,066 in 2013)	449,572	490,031
Federal Home Loan Bank stock and other securities	6,347	7,347
Loans	1,785,320	1,721,350
Less allowance for loan losses	27,124	28,522
Net loans	1,758,196	1,692,828
Premises and equipment, net	38,821	39,813
Bank owned life insurance	29,879	29,180
Accrued interest receivable	5,629	5,712
Other assets	45,791	51,824
Total assets	$2,407,871	$2,389,262

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$491,677	$423,350
Interest bearing	1,516,144	1,557,587
Total deposits	2,007,821	1,980,937
Securities sold under agreements to repurchase	66,955	62,615
Federal funds purchased	16,296	55,295
Accrued interest payable	128	128
Other liabilities	28,306	26,514
Federal Home Loan Bank advances	36,919	34,329
Total liabilities	2,156,425	2,159,818
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,703,802 and 14,608,556 shares in 2014 and 2013, respectively	9,898	9,581
Additional paid-in capital	36,711	33,255
Retained earnings	204,215	188,825
Accumulated other comprehensive income (loss)	622	(2,217)
Total stockholders’ equity	251,446	229,444
Total liabilities and stockholders’ equity	$2,407,871	$2,389,262

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income  (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans	$20,429	$20,233	$59,575	$58,762
Federal funds sold	73	63	215	215
Mortgage loans held for sale	54	57	128	177
Securities – taxable	1,845	1,626	5,506	4,388
Securities – tax-exempt	291	288	885	853
Total interest income	22,692	22,267	66,309	64,395
Interest expense:
Deposits	1,065	1,209	3,319	3,833
Fed funds purchased	8	9	23	26
Securities sold under agreements to repurchase	37	38	100	106
Federal Home Loan Bank advances	219	221	621	657
Subordinated debentures	—	773	—	2,318
Total interest expense	1,329	2,250	4,063	6,940
Net interest income	21,363	20,017	62,246	57,455
(Credit) provision for loan losses	(2,100)	1,325	(400)	4,975
Net interest income after provision for loan losses	23,463	18,692	62,646	52,480
Non-interest income:
Investment management and trust services	4,502	4,017	13,825	12,032
Service charges on deposit accounts	2,294	2,348	6,620	6,592
Bankcard transaction revenue	1,182	1,087	3,466	3,068
Mortgage banking revenue	641	995	1,951	3,370
Loss on sales of securities available for sale	—	—	(9)	(5)
Brokerage commissions and fees	539	456	1,506	1,693
Bank owned life insurance income	229	260	699	771
Gain on acquisition	—	—	—	449
Other	463	489	1,324	1,221
Total non-interest income	9,850	9,652	29,382	29,191
Non-interest expenses:
Salaries and employee benefits	11,855	10,508	33,697	30,186
Net occupancy expense	1,422	1,522	4,431	4,188
Data processing expense	1,591	1,520	4,869	4,695
Furniture and equipment expense	269	269	796	846
FDIC insurance expense	340	348	1,032	1,055
Loss (gain) on other real estate owned	7	475	(342)	366
Acquisition costs	—	—	—	1,548
Other	3,225	2,929	9,471	9,088
Total non-interest expenses	18,709	17,571	53,954	51,972
Income before income taxes	14,604	10,773	38,074	29,699
Income tax expense	4,715	3,091	11,974	8,842
Net income	$9,889	$7,682	$26,100	$20,857
Net income per share:
Basic	$0.68	$0.53	$1.79	$1.47
Diluted	$0.67	$0.53	$1.77	$1.47
Average common shares:
Basic	14,574	14,408	14,542	14,144
Diluted	14,748	14,556	14,732	14,228

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$9,889	$7,682	$26,100	$20,857
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during the period (net of tax of ($234), $45, $1,521 and ($2,974), respectively)	(435)	83	2,823	(5,523)
Reclassification adjustment for securities losses realized in income (net of tax of $0, $0, $3, and $2, respectively)	—	—	6	3
Unrealized gains on hedging instruments:
Unrealized gains arising during the period (net of tax of $12, $0, $6 and $0, respectively)	23	—	10	—
Other comprehensive (loss) income	(412)	83	2,839	(5,520)
Comprehensive income	$9,477	$7,765	$28,939	$15,337

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2014 and 2013

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

Net income	—	—	—	20,857	—	20,857

Other comprehensive income, net of tax	—	—	—	—	(5,520)	(5,520)

Stock compensation expense	—	—	1,473	—	—	1,473

Stock issued for exercise of stock options and dividend reinvestment plan	93	309	1,784	(124)	—	1,969

Stock issued for non- vested restricted stock	55	184	1,083	(1,267)	—	—

Stock issued for acquisition	531	1,769	10,429	—	—	12,198

Cash dividends, $0.60 per share	—	—	—	(8,602)	—	(8,602)

Shares repurchased or cancelled	(40)	(137)	(882)	104	—	(915)

Balance September 30, 2013	14,554	$9,398	$31,618	$185,618	$(99)	$226,535

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

Net income	—	—	—	26,100	—	26,100

Other comprehensive loss, net of tax	—	—	—	—	2,839	2,839

Stock compensation expense	—	—	1,459	—	—	1,459

Stock issued for exercise of stock options and dividend reinvestment plan	81	269	1,870	(95)	—	2,044

Stock issued for non- vested restricted stock	48	160	994	(1,154)	—	—

Cash dividends, $0.65 per share	—	—	—	(9,534)	—	(9,534)

Shares repurchased or cancelled	(34)	(112)	(867)	73	—	(906)

Balance September 30, 2014	14,704	$9,898	$36,711	$204,215	$622	$251,446

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

(In thousands)

	2014	2013
Operating activities:
Net income	$26,100	$20,857
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(400)	4,975
Depreciation, amortization and accretion, net	4,769	4,940
Deferred income tax benefit	(306)	(1,229)
Loss on sale of securities available-for-sale	9	5
Gain on sales of mortgage loans held for sale	(1,139)	(2,333)
Origination of mortgage loans held for sale	(64,332)	(129,742)
Proceeds from sale of mortgage loans held for sale	63,159	142,293
Bank owned life insurance income	(699)	(771)
(Gain) loss on the disposal of premises and equipment	(30)	22
(Gain) loss on the sale of other real estate	(342)	366
Gain on acquisition	—	(449)
Stock compensation expense	1,459	1,473
Excess tax benefits from share-based compensation arrangements	(257)	(109)
Decrease in accrued interest receivable and other assets	1,107	3,677
Increase in accrued interest payable and other liabilities	2,049	4,498
Net cash provided by operating activities	31,147	48,473
Investing activities:
Purchases of securities available-for-sale	(220,296)	(282,262)
Proceeds from sale of securities available-for-sale	7,732	701
Proceeds from maturities of securities available-for-sale	256,948	337,762
Net increase in loans	(66,748)	(95,157)
Purchases of premises and equipment	(1,517)	(1,807)
Proceeds from disposal of premises and equipment	344	—
Acquisition, net of cash acquired	—	8,963
Proceeds from sale of foreclosed assets	4,768	3,102
Net cash used in investing activities	(18,769)	(28,698)
Financing activities:
Net increase (decrease) in deposits	26,884	(19,677)
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(34,659)	9,727
Proceeds from Federal Home Loan Bank advances	32,740	575
Repayments of Federal Home Loan Bank advances	(30,150)	(35)
Issuance of common stock for options and dividend reinvestment plan	1,445	1,260
Excess tax benefits from share-based compensation arrangements	257	109
Common stock repurchases	(564)	(315)
Cash dividends paid	(9,534)	(8,602)
Net cash used in financing activities	(13,581)	(16,958)
Net (decrease) increase in cash and cash equivalents	(1,203)	2,817
Cash and cash equivalents at beginning of period	70,770	67,703
Cash and cash equivalents at end of period	$69,567	$70,520
Supplemental cash flow information:
Income tax payments	$8,764	$6,230
Cash paid for interest	4,063	6,984
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,780	$2,382

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

Interim results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results for the entire year.

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

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $146.0 million, including $39.8 million of loans.  Liabilities assumed totaled $125.1 million, including $120.4 million of deposits.  Fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449 thousand was recognized.

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

Bancorp recorded a core deposit intangible of $2.5 million which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable.  At September 30, 2014, the unamortized core deposit intangible was $1.9 million.  See Note 7 for details on the core deposit intangible.

In many cases, determining the fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.  Below is an analysis of the fair value of acquired loans as of September 30, 2014.

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

Fair values of checking, savings and money market deposit accounts acquired from Oldham were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued at the present value of the certificates’ expected contractual payments discounted at market rates as of the acquisition date for similar certificates.

In connection with the Oldham acquisition, Bancorp incurred expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations.

(3)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized
September 30, 2014	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$204,992	$1,535	$1,122	$205,405
Mortgage-backed securities - government agencies	180,890	1,379	2,419	179,850
Obligations of states and political subdivisions	61,616	1,808	65	63,359
Corporate equity securities	756	202	—	958

Total securities available-for-sale	$448,254	$4,924	$3,606	$449,572

(in thousands)	Amortized	Unrealized
December 31, 2013	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$110,000	$—	$—	$110,000
Government sponsored enterprise obligations	138,094	1,623	1,872	137,845
Mortgage-backed securities - government agencies	176,524	1,391	5,222	172,693
Obligations of states and political subdivisions	68,448	1,473	428	69,493

Total securities available-for-sale	$493,066	$4,487	$7,522	$490,031

There were no securities held-to-maturity as of September 30, 2014 or December 31, 2013.

Corporate equity securities, included in the available-for-sale portfolio at September 30, 2014, consist of common stock in a public-traded small business investment company.

In the second quarter of 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In the second quarter of 2013, Bancorp sold obligations of state and political subdivisions with total fair market value of $696 thousand, generating a loss of $5 thousand. These sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

A summary of the available-for-sale investment securities by maturity groupings as of September 30, 2014 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$52,895	$53,174
Due after 1 but within 5 years	131,963	133,441
Due after 5 but within 10 years	23,117	23,695
Due after 10 years	58,633	58,454
Mortgage-backed securities	180,890	179,850
Corporate equity securities	756	958

Total securities available-for-sale	$448,254	$449,572

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

Securities with a carrying value of approximately $209.2 million at September 30, 2014 and $243.5 million at December 31, 2013 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Securities with unrealized losses at September 30, 2014 and December 31, 2013, not recognized in the statements of income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

September 30, 2014
Government sponsored enterprise obligations	$45,050	$163	$33,565	$959	$78,615	$1,122
Mortgage-backed securities - government agencies	45,123	445	45,133	1,974	90,256	2,419
Obligations of states and political subdivisions	1,924	12	6,341	53	8,265	65

Total temporarily impaired securities	$92,097	$620	$85,039	$2,986	$177,136	$3,606

December 31, 2013
Government sponsored enterprise obligations	$76,755	$1,429	$4,353	$443	$81,108	$1,872
Mortgage-backed securities - government agencies	112,652	4,400	8,752	822	121,404	5,222
Obligations of states and political subdivisions	22,092	405	1,211	23	23,303	428

Total temporarily impaired securities	$211,499	$6,234	$14,316	$1,288	$225,815	$7,522

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2014 and December 31, 2013. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve months, but is not in the “Investments with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as expense because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 73 and 155 separate investment positions as of September 30, 2014 and December 31, 2013, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.  As of December 31, 2013, FHLB Stock and other securities included a $1 million Community Reinvestment Act (CRA) investment which matured in the second quarter of 2014.

(4)                     Loans

The composition of loans by primary loan portfolio segment follows:

(in thousands)	September 30, 2014	December 31, 2013
Commercial and industrial	$550,487	$510,739
Construction and development, excluding undeveloped land	93,964	99,719
Undeveloped land	27,177	29,871
Real estate mortgage	1,085,537	1,046,823
Consumer	28,155	34,198

Total loans	$1,785,320	$1,721,350

The following table presents the balance in the recorded investment in loans and roll-forward of allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2014 and December 31, 2013.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
September 30, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$550,487	$93,964	$27,177	$1,085,537	$28,155	$1,785,320

Loans individually evaluated for impairment	$8,778	$516	$6,722	$4,207	$78	$20,301

Loans collectively evaluated for impairment	$541,626	$92,835	$20,455	$1,080,853	$28,065	$1,763,834

Loans acquired with deteriorated credit quality	$83	$613	$—	$477	$12	$1,185

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision (credit)	1,897	(1,011)	(4,294)	2,963	45	—	(400)
Charge-offs	(582)	—	(30)	(810)	(400)	—	(1,822)
Recoveries	211	—	166	98	349	—	824
At September 30, 2014	$9,170	$1,544	$1,218	$14,855	$337	$—	$27,124

Allowance for loans individually evaluated for impairment	$1,559	$90	$—	$432	$78	$—	$2,159

Allowance for loans collectively evaluated for impairment	$7,611	$1,454	$1,218	$14,423	$259	$—	$24,965

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2013	industrial	land	land	mortgage	Consumer	Total

Loans	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$98,428	$22,531	$1,038,824	$34,095	$1,696,413

Loans acquired with deteriorated credit quality	$625	$1,265	$—	$521	$19	$2,430

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$1,638	$2,898	$14,288	$362	$6,746	$31,881
Provision	1,583	779	10,358	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	—	(11,964)
Recoveries	569	163	81	584	658	—	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522

Allowance for loans individually evaluated for impairment	$762	$—	$—	$606	$84	$—	$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$—	$27,070

Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Management uses the following portfolio segments of loans when assessing and monitoring the risk and performance of the loan portfolio:

•                  Commercial and industrial

•                  Construction and development, excluding undeveloped land

•                  Undeveloped land

•                  Real estate mortgage

•                  Consumer

Bancorp has loans that were acquired in the Oldham acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at September 30, 2014 and December 31, 2013. Changes in the interest component of the fair value adjustment for acquired impaired loans for the year ended December 31, 2013 and the nine months ended September 30, 2014 are shown in the following table:

(in thousands)
Balance at December 31, 2012	$—
Additions due to Oldham acquisition	174
Accretion	(37)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at December 31, 2013	137

Accretion	(61)
Reclassifications from (to) non-accretable difference	—
Disposals	—
Balance at September 30, 2014	$76

The following table presents loans individually evaluated for impairment as of September 30, 2014 and December 31, 2013.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
September 30, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$617	$761	$—	$1,021
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	6,722	8,785	—	7,010
Real estate mortgage	2,308	2,773	—	3,048
Consumer	—	—	—	—
Subtotal	9,673	12,470	—	11,105

Loans with an allowance recorded
Commercial and industrial	$8,161	$8,636	$1,559	$6,911
Construction and development, excluding undeveloped land	490	490	90	123
Undeveloped land	—	—	—	—
Real estate mortgage	1,899	1,899	432	2,264
Consumer	78	78	78	81
Subtotal	10,628	11,103	2,159	9,379

Total
Commercial and industrial	$8,778	$9,397	$1,559	$7,932
Construction and development, excluding undeveloped land	516	641	90	149
Undeveloped land	6,722	8,785	—	7,010
Real estate mortgage	4,207	4,672	432	5,312
Consumer	78	78	78	81
Total	$20,301	$23,573	$2,159	$20,484

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2013	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$830	$974	$—	$4,499
Construction and development, excluding undeveloped land	26	151	—	54
Undeveloped land	7,340	9,932	—	3,272
Real estate mortgage	3,731	5,069	—	5,559
Consumer	—	—	—	3
Subtotal	11,927	16,126	—	13,387

Loans with an allowance recorded
Commercial and industrial	$6,749	$6,749	$762	$3,806
Construction and development, excluding undeveloped land	—	—	—	259
Undeveloped land	—	—	—	7,152
Real estate mortgage	3,747	4,065	606	3,705
Consumer	84	84	84	34
Subtotal	10,580	10,898	1,452	14,956

Total
Commercial and industrial	$7,579	$7,723	$762	$8,305
Construction and development, excluding undeveloped land	26	151	—	313
Undeveloped land	7,340	9,932	—	10,424
Real estate mortgage	7,478	9,134	606	9,264
Consumer	84	84	84	37
Total	$22,507	$27,024	$1,452	$28,343

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $207 thousand at September 30, 2014 and $437 thousand at December 31, 2013.

The following table presents the recorded investment in non-accrual loans as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$2,825	$846
Construction and development, excluding undeveloped land	516	26
Undeveloped land	6,722	7,340
Real estate mortgage	3,782	7,046
Consumer	—	—

Total	$13,845	$15,258

At September 30, 2014 and December 31, 2013, Bancorp had accruing loans classified as TDR of $6.5 million and $7.2 million, respectively.

Bancorp did not modify and classify any loans as TDR during the nine months ended September 30, 2014.   The following table presents the recorded investment in loans modified and classified as TDR during the nine months ended September 30, 2013.

(dollars in thousands)	Number of	Recorded
September 30, 2013	contracts	investment

Commercial & industrial	1	$796
Consumer	1	86

Total	2	$882

Bancorp did not have any loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of September 30, 2014.  The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of September 30, 2013.

(dollars in thousands)	Number of	Recorded
September 30, 2013	contracts	investment

Real estate mortgage	2	$2,426

Total	2	$2,426

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties.   Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at September 30, 2014, had a total allowance allocation of $706 thousand, compared to $942 thousand at December 31, 2013.

At September 30, 2014, Bancorp had no outstanding commitments to lend additional funds for loans classified as TDR.  At December 31, 2013, Bancorp had outstanding commitments to lend additional funds totaling $262 thousand for loans classified as TDR.

The following table presents the aging of loans as of September 30, 2014 and December 31, 2013.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing
September 30, 2014

Commercial and industrial	$85	$276	$2,827	$3,188	$547,299	$550,487	$2
Construction and development, excluding undeveloped land	—	242	516	758	93,206	93,964	—
Undeveloped land	87	—	6,722	6,809	20,368	27,177	—
Real estate mortgage	3,514	730	3,986	8,230	1,077,307	1,085,537	205
Consumer	702	18	—	720	27,435	28,155	—

Total	$4,388	$1,266	$14,051	$19,705	$1,765,615	$1,785,320	$207

December 31, 2013

Commercial and industrial	$808	$201	$1,268	$2,277	$508,462	$510,739	$421
Construction and development, excluding undeveloped land	429	—	26	455	99,264	99,719	—
Undeveloped land	—	—	7,340	7,340	22,531	29,871	—
Real estate mortgage	4,529	1,180	7,062	12,771	1,034,052	1,046,823	16
Consumer	110	—	—	110	34,088	34,198	—

Total	$5,876	$1,381	$15,696	$22,953	$1,698,397	$1,721,350	$437

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

As of September 30, 2014 and December 31, 2013, the internally assigned risk grades of loans by category were as follows:

(in thousands)	Commercial and industrial	Construction and development, excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
September 30, 2014
Grade
Pass	$525,362	$82,319	$19,761	$1,065,631	$27,999	$1,721,072
Special mention	6,039	5,137	533	12,679	78	24,466
Substandard	10,306	5,992	161	2,816	—	19,275
Substandard non-performing	8,780	516	6,722	4,411	78	20,507
Doubtful	—	—	—	—	—	—
Total	$550,487	$93,964	$27,177	$1,085,537	$28,155	$1,785,320

December 31, 2013
Grade
Pass	$486,140	$87,896	$22,366	$1,014,216	$34,028	$1,644,646
Special mention	12,983	7,091	—	17,916	86	38,076
Substandard	3,616	4,706	165	7,197	—	15,684
Substandard non-performing	8,000	26	7,340	7,494	84	22,944
Doubtful	—	—	—	—	—	—
Total	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

(5)                     Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $36.9 million at September 30, 2014, via seven separate fixed-rate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $6.9 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	September 30, 2014		December 31, 2013
(In thousands)	Advance	Fixed rate	Advance	Fixed rate
2014	$10,000	0.21%	$10,000	0.21%
2015	20,000	3.34%	20,000	3.34%
2020	1,896	2.23%	1,931	2.23%
2021	514	2.12%	564	2.12%
2024	3,113	2.36%	408	2.40%
2028	1,396	1.47%	1,426	1.46%

	$36,919	2.26%	$34,329	2.26%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At September 30 2014, the amount of available credit from the FHLB totaled $422.9 million.

(6)                     Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp offsets its interest rate exposure on commercial customer transactions by entering into swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first nine months of 2014 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At September 30, 2014 and December 31, 2013, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Notional amount	$7,381	$5,159	$7,381	$5,159
Weighted average maturity (years)	7.0	6.4	7.0	6.4
Fair value	$(337)	$(275)	$337	$275

In December 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million floating-rate FHLB borrowing. The interest rate swap involves exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of September 30, 2014 and December 31, 2013:

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	September 30, 2014	December 31, 2013
$10,000	12/6/2016	US$3 Month LIBOR	0.715%	$40	$24

(7)                     Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually.  Annual evaluations have resulted in no indication of impairment.  Bancorp currently has goodwill in the amount of $682 thousand from the 1996 acquisition of an Indiana bank.  This goodwill is assigned to the commercial banking segment of Bancorp.

Bancorp recorded a core deposit intangible totaling $2.5 million arising from the Oldham acquisition.  Through the first quarter of 2014, this intangible asset was being amortized over a ten-year period using an accelerated method which anticipated the life of the underlying deposits to which the intangible asset is attributable.  Bancorp reevaluated the deposits and determined that for money market, savings and interest bearing checking accounts, it is more appropriate to amortize the intangible asset using a straight line method over 15 years.  This revision was applied prospectively beginning in the second quarter of 2014.  At September 30, 2014, the unamortized core deposit intangible was $1.9 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  The estimated fair values of MSRs at September 30, 2014 and December 31, 2013 were $3.5 million and $4.0 million, respectively.  The total outstanding principal balances of loans serviced for others were $427.2 million and $435.3 million at September 30, 2014, and December 31, 2013, respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2014 and 2013 are shown in the following table:

	For nine months
	ended September 30,
(in thousands)	2014	2013
Balance at beginning of period	$1,832	$2,088
Additions for mortgage loans sold	197	682
Amortization	(713)	(755)

Balance at September 30	$1,316	$2,015

(8)                     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for four key officers (two current, and two retired), and has no plans to increase the number of participants.  Benefits vest based on 25 years of service.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $32 thousand and $36 thousand, for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the net periodic benefit costs totaled $95 thousand and $107 thousand, respectively.

(9)                     Commitments and Contingent Liabilities

As of September 30, 2014, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $479.4 million including standby letters of credit of $11.7 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2014. Commitments to extend credit were $464.2 million, including letters of credit of $15.2 million, as of December 31, 2013.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

To provide service to commercial accounts, Bancorp aids customers with letters of credits or other financial contracts with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 22 months. The maximum potential future payment guaranteed by Bancorp at September 30, 2014 was $4.4 million. If an event of default on all contracts had occurred at September 30, 2014, Bancorp would have been required to make payments of approximately $2.9 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of September 30, 2014, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of September 30, 2014, there were 449,428 shares available for future awards.  Bancorp’s 1995 Stock Incentive Plan expired in 2005; however, options granted under this plan expire as late as 2015.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense before income taxes	$691	$488	$1,459	$1,473

Less: deferred tax benefit	(242)	(171)	(510)	(516)
Reduction of net income	$449	$317	$949	$957

Bancorp expects to record an additional $499 thousand of stock-based compensation expense in 2014 for equity grants outstanding as of September 30, 2014.  As of September 30, 2014, Bancorp has $3.7 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $1.4 million and $1.3 million from the exercise of options during the first nine months of 2014 and 2013, respectively.

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

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2014 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2013
Vested and exercisable	579	$20.25-26.83	$23.83	$4,685	$5.43	3.4
Unvested	218	21.03-24.87	22.70	2,011	4.36	7.7
Total outstanding	797	20.25-26.83	23.52	6,696	5.14	4.6

Granted	62	29.05-29.16	29.05	65	5.37
Exercised	(89)	20.25-26.83	22.94	656	5.23
Forfeited	(6)	21.03-23.76	22.78	46	4.43

At September 30, 2014
Vested and exercisable	570	20.90-26.83	23.79	3,601	5.35	3.5
Unvested	194	21.03-29.16	24.83	1,022	4.57	8.0
Total outstanding	764	20.90-29.16	24.05	$4,623	5.15	4.6

Vested year-to-date	80	$21.03-24.87	$22.49	$611	$4.63

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

For the periods ending December 31, 2013 and September 30, 2014, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(3,164)	23.29
Unvested at September 30, 2014	116,398	$24.95

Bancorp awarded PSUs to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

		Fair
	Vesting	value at	Expected
Grant	period	grant	shares to
year	in years	date	be awarded
2012	3	20.57	28,079
2013	3	20.38	36,792
2014	3	26.42	16,675

In the first quarter of 2014, Bancorp awarded 3,920 RSUs to directors of Bancorp.

(12)              Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2014 and 2013, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30		September 30
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$9,889	$7,682	$26,100	$20,857
Average shares outstanding	14,574	14,408	14,542	14,144
Dilutive securities	174	148	190	84

Average shares outstanding including dilutive securities	14,748	14,556	14,732	14,228

Net income per share, basic	$0.68	$0.53	$1.79	$1.47
Net income per share, diluted	$0.67	$0.53	$1.77	$1.47

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2014 and 2013 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended September 30, 2014
Net interest income	$21,317	$46	$21,363
(Credit) provision for loan losses	(2,100)	—	(2,100)
Investment management and trust services	—	4,502	4,502
All other non-interest income	5,348	—	5,348
Non-interest expense	15,971	2,738	18,709
Income before income taxes	12,794	1,810	14,604
Tax expense	4,071	644	4,715
Net income	$8,723	$1,166	$9,889

Three months ended September 30, 2013
Net interest income	$19,978	$39	$20,017
Provision for loan losses	1,325	—	1,325
Investment management and trust services	—	4,017	4,017
All other non-interest income	5,621	14	5,635
Non-interest expense	15,215	2,356	17,571
Income before income taxes	9,059	1,714	10,773
Tax expense	2,485	606	3,091
Net income	$6,574	$1,108	$7,682

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Nine months ended September 30, 2014
Net interest income	$62,110	$136	$62,246
(Credit) provision for loan losses	(400)	—	(400)
Investment management and trust services	—	13,825	13,825
All other non-interest income	15,527	30	15,557
Non-interest expense	46,036	7,918	53,954
Income before income taxes	32,001	6,073	38,074
Tax expense	9,814	2,160	11,974
Net income	$22,187	$3,913	$26,100

Nine months ended September 30, 2013
Net interest income	$57,347	$108	$57,455
Provision for loan losses	4,975	—	4,975
Investment management and trust services	—	12,032	12,032
All other non-interest income	17,114	45	17,159
Non-interest expense	45,176	6,796	51,972
Income before income taxes	24,310	5,389	29,699
Tax expense	6,938	1,904	8,842
Net income	$17,372	$3,485	$20,857

(14)              Income Taxes

An analysis of the difference between the statutory and effective tax rates for the nine months ended September 30, 2014 and 2013 follows:

	Nine months ended September 30
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.5)	(2.0)
Tax credits	(1.5)	(2.2)
Cash surrender value of life insurance	(1.3)	(1.8)
State income taxes	0.9	0.7
Other, net	(0.2)	0.1
Effective tax rate	31.4%	29.8%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of September 30, 2014 and December 31, 2013, the gross amount of unrecognized tax benefits was $37 thousand and $41 thousand, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

During the second quarter of 2014, the IRS completed the examination of Bancorp’s 2011 corporate income tax return.  There were no significant adjustments to taxable income. Federal income tax returns are subject to examination for the years after 2011 and state income tax returns are subject to examination for the years after 2010.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of both September 30, 2014 and December 31, 2013, the amount accrued for the potential payment of interest and penalties was $2 thousand.

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

Bancorp’s investment securities available-for-sale and interest rate swaps are recorded at fair value on a recurring basis.  Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities available-for-sale is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), obligations of state and political subdivisions and corporate equity securities.  Corporate equity securities, included in the 2014 table, are priced using quoted prices of identical securities in an active market.  These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

	Fair value at September 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale
Government sponsored enterprise obligations	$205,405	$—	$205,405	$—
Mortgage-backed securities - government agencies	179,850	—	179,850	—
Obligations of states and political subdivisions	63,359	—	63,359	—
Corporate equity securities	958	958	—	—

Total investment securities available-for-sale	449,572	958	448,614	—

Interest rate swaps	377	—	377	—

Total assets	$449,949	$958	$448,991	$—

Liabilities

Interest rate swaps	$337	$—	$337	$—

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$110,000	$—	$110,000	$—
Government sponsored enterprise obligations	137,845	—	137,845	—
Mortgage-backed securities - government agencies	172,693	—	172,693	—
Obligations of states and political subdivisions	69,493	—	69,493	—

Total investment securities available for sale	490,031	—	490,031	—

Interest rate swaps	299	—	299	—

Total assets	$490,330	$—	$490,330	$—

Liabilities

Interest rate swaps	$275	$—	$275	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2014 or December 31, 2013.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are quarterly assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At September 30, 2014 and December 31, 2013 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the amortized cost.  Accordingly, the MSRs are not included in either table below for September 30, 2014 or December 31, 2013.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.  Because the fair value of the loans held for sale exceeded carrying value, mortgage loans held for sale are not included in either table below for September 30, 2014 or December 31, 2013.

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.   At September 30, 2014 and December 31, 2013, the carrying value of other real estate owned was $2.8 million and $5.6 million, respectively.  Other real estate owned is not included in either table below, as the fair value of the properties exceeded their carrying value at September 30, 2014 and December 31, 2013.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  As of September 30, 2014, total impaired loans with a valuation allowance were $10.6 million, and the specific allowance totaled $2.1 million, resulting in a fair value of $8.5 million, compared to total impaired loans with a valuation allowance of $10.6 million, and the specific allowance allocation totaling $1.5 million, resulting in a fair value of $9.1 million at December 31, 2013.  The losses represent the change in the specific allowances for the period indicated.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 9 month
	Fair value at September 30, 2014				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2014
Impaired loans	$8,470	$—	$—	$8,470	$(1,148)

					Losses for 9 month
	Fair value at December 31, 2013				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2013
Impaired loans	$9,128	$—	$—	$9,128	$(1,181)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2014, there were no transfers between Levels 1, 2, or 3.

(16)              Fair Value of Financial Instruments

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
September 30, 2014	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$69,567	$69,567	$69,567	$—	$—
Mortgage loans held for sale	4,069	4,239	—	4,239	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,758,196	1,767,171	—	—	1,767,171
Accrued interest receivable	5,629	5,629	5,629	—	—

Financial liabilities
Deposits	$2,007,821	$2,008,818	$—	$2,008,818	$—
Short-term borrowings	83,251	83,251	—	83,251	—
FHLB advances	36,919	37,481	—	37,481	—
Accrued interest payable	128	128	128	—	—

(in thousands)	Carrying
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$70,770	$70,770	$70,770	$—	$—
Mortgage loans held for sale	1,757	1,817	—	1,817	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,692,828	1,703,291	—	—	1,703,291
Accrued interest receivable	5,712	5,712	5,712	—	—

Financial liabilities
Deposits	$1,980,937	$1,983,029	$—	$1,983,029	$—
Short-term borrowings	117,910	117,910	—	117,910	—
FHLB advances	34,329	35,166	—	35,166	—
Accrued interest payable	128	128	128	—	—

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

(17)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements. Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2014.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2014 and December 31, 2013.

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014

Total risk-based capital (1)
Consolidated	$272,796	13.92%	$156,779	8.00%	NA	NA
Bank	264,784	13.53%	156,561	8.00%	$195,701	10.00%

Tier I risk-based capital (1)
Consolidated	$248,264	12.67%	$78,379	4.00%	NA	NA
Bank	240,287	12.28%	78,269	4.00%	$117,404	6.00%

Leverage (2)
Consolidated	$248,264	10.38%	$71,753	3.00%	NA	NA
Bank	240,287	10.07%	71,585	3.00%	$119,308	5.00%

December 31, 2013

Total risk-based capital (1)
Consolidated	$252,171	13.54%	$148,993	8.00%	NA	NA
Bank	239,577	12.90%	148,575	8.00%	$185,719	10.00%

Tier I risk-based capital (1)
Consolidated	$228,827	12.29%	$74,476	4.00%	NA	NA
Bank	219,299	11.65%	75,296	4.00%	$112,944	6.00%

Leverage (2)
Consolidated	$228,827	9.75%	$70,408	3.00%	NA	NA
Bank	219,299	9.24%	71,201	3.00%	$118,668	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio is computed in relation to average assets.

NA – Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2014 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2014 compared to the year ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2014 through September 30

Bancorp completed the first nine months of 2014 with record net income of $26.1 million or 25% more than the comparable period of 2013.  Higher net interest income was somewhat offset by higher non-interest expenses and higher income tax expense.  Bancorp released reserves in 2014 and recorded a provision for loan losses in 2013.  Diluted earnings per share for the first nine months of 2014 were $1.77, compared to the first nine months of 2013 at $1.47. Management estimates that the release of $2.1 million of reserves in the third quarter of 2014 added approximately $0.09 to diluted earnings per share for the three and nine months ended September 2014. This estimate includes a normalized third quarter provision for loan losses of $835 thousand based upon Bancorp’s historical charge-off trends from the pre-recession period between 2004 and 2007.  Also included are the effects of incentive accruals and income taxes.

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

Net interest income increased $4.8 million, or 8.3%, for the first nine months of 2014, compared to the same period in 2013.  The net interest margin was 3.78% for the first nine months of 2014 and 2013.  Strong year-to-date loan growth was the primary driver of increased interest income, and was partially offset by the effect of declining interest rates earned.  In the fourth quarter of 2013, Bancorp redeemed $30 million of subordinated debentures which carried a rate of 10%; this accounted for the majority of the interest expense savings, and contributed approximately 14 basis points to the net interest margin.  To a lesser extent, interest expense declined due to lower costs on deposits and FHLB borrowings arising from lower interest rates and a more favorable deposit mix.

Also favorably impacting 2014 results, Bancorp released reserves totaling $400 thousand for the first nine months of 2014, compared to a provision for loan losses of $5.0 million in the first nine months of 2013. The provision for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio.  The release of reserves in 2014 reflected continued improvement in overall asset quality metrics and management’s specific assessment of risks associated with loans collateralized by undeveloped land. Bancorp’s credit quality metrics continued to improve in the third quarter.  Over the past year, non-performing loans have declined 33%, while non-performing assets have declined 37%.  Accordingly, Bancorp has reduced its provision of loan losses over the past year and determined during the third quarter that it could release some reserves set aside for possible loan losses, particularly for undeveloped land loans.  Bancorp’s allowance for loan losses was 1.52% of total loans at September 30, 2014, compared to 1.66% of total loans at December 31, 2013, and 1.70% at September 30, 2013.

Total non-interest income in the first nine months of 2014 increased $191 thousand, or 0.7%, compared to the same period in 2013, and remained consistent at 32% of total revenues. Increases in investment management and bankcard transaction revenue were largely offset by decreases in mortgage banking revenue and brokerage commissions. Results for the first nine months of 2013 included a $449 thousand gain on acquisition.

Total non-interest expense in the first nine months of 2014 increased $2.0 million, or 3.8%, compared to the same period in 2013 due to increases in salaries and benefits, net occupancy, data processing and other non-interest expenses. These increases were somewhat offset by gains on sale of foreclosed assets.  Results for the first nine months of 2013 included $1.5 million of acquisition costs related to the Oldham transaction.  Bancorp’s third quarter 2014 efficiency ratio was 59.48% compared with 58.72% in the third quarter last year.  For the first nine months of 2014, the efficiency ratio was 58.42%, compared to 59.46% for the same period in 2013.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.35% as of September 30, 2014, compared to 9.50% at December 31, 2013.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $9.9 million for the three months ended September 30, 2014 increased $2.2 million, or 28.7%, from $7.7 million for the comparable 2013 period.  Basic net income per share was $0.68 for the third quarter of 2014, an increase of 28.3% from the $0.53 for the third quarter of 2013.  Net income per share on a diluted basis was $0.67 for the third quarter of 2014, an increase of 26.4% from the $0.53 for the same period in 2013.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.64% and 15.79%, respectively, for the third quarter of 2014, compared to 1.35% and 13.70%, respectively, for the same period in 2013.

Net income of $26.1 million for the nine months ended September 30, 2014 increased $5.2 million, or 25.1%, from $20.9 million for the comparable 2013 period.  Basic net income per share was $1.79 for the first nine months of 2014, an increase of 21.8% from the $1.47 for the first nine months of 2013.  Net income per share on a diluted basis was $1.77 for the first nine months of 2014, an increase of 20.4% from the $1.47 for the first nine months of 2013.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.47% and 14.45%, respectively, for the first nine months of 2014, compared to 1.27% and 12.86%, respectively, for the same period in 2013.

Management estimates that the release of $2.1 million of reserves in the third quarter added approximately $0.09 to diluted earnings per share for the third quarter and nine months ended September 30, 2014. This estimate includes a normalized third quarter provision for loan losses of $835 thousand based upon Bancorp’s historical charge-off trends from the pre-recession period between 2004 and 2007. Also included are the effects of incentive accruals and income taxes.

Basic and diluted net income per share did not increase at the same rate as net income due to the issuance of 531,288 shares in the second quarter of 2013 for the Oldham transaction.  Also, Bancorp’s higher average stock price for the third quarter and first nine months of 2014, as compared to the same periods in 2013, is the primary factor for more dilutive shares.  See Note 12 for additional information related to net income per share.

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2014 and 2013 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended September 30
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$86,252	$73	0.34%	$75,705	$63	0.33%
Mortgage loans held for sale	4,934	54	4.34%	5,685	57	3.98%
Securities:
Taxable	322,306	1,781	2.19%	301,413	1,554	2.05%
Tax-exempt	57,896	415	2.84%	58,642	412	2.79%
FHLB stock and other securities	6,347	64	4.00%	7,347	72	3.89%
Loans, net of unearned income	1,779,944	20,546	4.58%	1,674,049	20,362	4.83%

Total earning assets	2,257,679	22,933	4.03%	2,122,841	22,520	4.21%

Less allowance for loan losses	30,115			33,038

	2,227,564			2,089,803
Non-earning assets:
Cash and due from banks	38,854			34,213
Premises and equipment	39,124			39,910
Accrued interest receivable and other assets	89,732			101,011

Total assets	$2,395,274			$2,264,937

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$460,803	$113	0.10%	$402,246	$88	0.09%
Savings deposits	109,023	10	0.04%	100,532	11	0.04%
Money market deposits	633,179	326	0.20%	590,895	313	0.21%
Time deposits	322,959	616	0.76%	359,861	797	0.88%
Securities sold under agreements to repurchase	64,985	37	0.23%	64,652	38	0.23%
Fed funds purchased and other short term borrowings	17,789	8	0.18%	19,628	9	0.18%
FHLB advances	36,747	219	2.36%	31,970	221	2.74%
Long-term debt	—	—	—	30,900	773	9.92%

Total interest bearing liabilities	1,645,485	1,329	0.32%	1,600,684	2,250	0.56%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	474,513			413,695
Accrued interest payable and other liabilities	26,864			28,030
Total liabilities	2,146,862			2,042,409

Stockholders’ equity	248,412			222,528

Total liabilities and stockholders’ equity	$2,395,274			$2,264,937
Net interest income		$21,604			$20,270
Net interest spread			3.71%			3.65%
Net interest margin			3.80%			3.79%

	Nine months ended September 30
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balances	Interest	Rate	Balances	Interest	Rate

Earning assets:
Federal funds sold	$86,764	$215	0.33%	$93,664	$215	0.31%
Mortgage loans held for sale	4,059	128	4.22%	6,661	177	3.55%
Securities:
Taxable	322,797	5,312	2.20%	269,288	4,193	2.08%
Tax-exempt	59,030	1,266	2.87%	53,860	1,220	3.03%
FHLB stock and other securities	6,893	194	3.76%	6,771	195	3.85%
Loans, net of unearned income	1,749,432	59,929	4.58%	1,628,261	59,150	4.86%

Total earning assets	2,228,975	67,044	4.02%	2,058,505	65,150	4.23%

Less allowance for loan losses	29,432			33,046

	2,199,543			2,025,459
Non-earning assets:
Cash and due from banks	36,739			33,212
Premises and equipment	39,338			38,255
Accrued interest receivable and other assets	90,988			96,084

Total assets	$2,366,608			$2,193,010

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$471,839	$368	0.10%	$375,408	$274	0.10%
Savings deposits	107,026	30	0.04%	94,807	29	0.04%
Money market deposits	626,974	957	0.20%	574,991	911	0.21%
Time deposits	336,943	1,964	0.78%	369,247	2,619	0.95%
Securities sold under agreements to repurchase	59,441	100	0.22%	58,881	106	0.24%
Fed funds purchased and other short term borrowings	18,855	23	0.16%	20,370	26	0.17%
FHLB advances	35,321	621	2.35%	31,904	657	2.75%
Long-term debt	—	—	—	30,900	2,318	10.03%

Total interest bearing liabilities	1,656,399	4,063	0.33%	1,556,508	6,940	0.60%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	442,810			393,319
Accrued interest payable and other liabilities	25,890			26,304
Total liabilities	2,125,099			1,976,131

Stockholders’ equity	241,509			216,879

Total liabilities and stockholders’ equity	$2,366,608			$2,193,010
Net interest income		$62,981			$58,210
Net interest spread			3.69%			3.63%
Net interest margin			3.78%			3.78%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $241 thousand and $344 thousand, respectively, for the three month periods ended September 30, 2014 and 2013 and $735 thousand and $755 thousand, respectively, for the nine month periods ended September 30, 2014 and 2013.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.

Fully taxable equivalent net interest income of $21.6 million for the three months ended September 30, 2014 increased $1.3 million, or 6.6%, from $20.3 million when compared to the same period last year. Net interest spread and net interest margin were 3.71% and 3.80%, respectively, for the third quarter of 2014 and 3.65% and 3.79%, respectively, for the third quarter of 2013.

Fully taxable equivalent net interest income of $63.0 million for the nine months ended September 30, 2014 increased $4.8 million, or 8.2%, from $58.2 million when compared to the same period last year. Net interest spread and net interest margin were 3.69% and 3.78%, respectively, for the first nine months of 2014 and 3.63% and 3.78%, respectively, for the first nine months of 2013.

Approximately $638 million, or 36%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $332 million of variable rate loans have reached their contractual floor of 4% or higher.  Approximately $132 million of variable rate loans have contractual floors below 4%.  The remaining $174 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $170.5 million or 8.3%, to $2.23 billion for the first nine months of 2014 compared to 2013, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $99.9 million, or 6.4%, to $1.66 billion for the first nine months of 2014 compared to 2013 primarily due to increases in interest bearing demand, savings and money market deposits, FHLB advances and securities sold under agreements to repurchase, partially offset by decreases in long-term debt, certificates of deposits and federal funds purchased.

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

The September 30, 2014 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(4.92)%
Increase 100bp	(3.58)
Decrease 100bp	(2.05)
Decrease 200bp	N/A

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

Provision for Loan Losses

Bancorp released reserves of $2.1 million for the third quarter of 2014 compared to a provision for loan losses of $1.3 million for the same period of 2013.  The third quarter 2014 release of reserves, combined with provisions in the first two quarters, resulted in a net credit totaling $400 thousand for the first nine months of 2014, compared to a provision of $5.0 million for the same period of 2013. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this analysis, provisions for loan losses are determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors.  Many key indicators of loan quality continue to show improvement and overall credit metrics continue to improve. Actions to forego a provision for loan losses and release reserves were deemed appropriate based on continued improvement in overall asset quality metrics and management’s specific assessment of risks associated with loans collateralized by undeveloped land.  Due to the magnitude of 2013 charge-offs in this segment for loans originated prior to the recession, management had allocated a proportionally high allowance to this category.  This was based largely on swings in collateral values for this segment over the last several years and the aforementioned concentrated losses.  There has been little to no growth in this portfolio during 2014, and management does not expect it to be a focus for loan growth in the next few years. Beyond the single relationship with charge-offs in 2013, which is currently classified as nonperforming, and on which management estimates minimal additional loss exposure, loans in this portfolio are granular in size and graded pass.  The segment has experienced net recoveries in 2014. Based upon improving real estate values and increased absorption, management reviewed the loans in this segment including the underlying collateral values and concluded that current credit risk supports a lower allowance allocation.  Over the past year, non-performing loans have declined 33%, while non-performing assets have declined 37%.  Accordingly, Bancorp has reduced its provision of loan losses over the past year and determined during the third quarter that it could release some reserves set aside for possible loan losses.  Because risk in the portfolio is evaluated each quarter and internal and external conditions that affect the assessment of this risk are likely to change, Bancorp cannot predict if further releases of reserves will occur. Bancorp intends to continue with its historically conservative stance toward credit quality, remaining cautious in assessing the potential risk in the loan portfolio.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2014.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2014 and 2013 follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2014	2013	2014	2013

Balance at the beginning of the period	$29,761	$31,980	$28,522	$31,881
Provision (credit) for loan losses	(2,100)	1,325	(400)	4,975
Loan charge-offs, net of recoveries	(537)	(4,315)	(998)	(7,866)
Balance at the end of the period	$27,124	$28,990	$27,124	$28,990
Average loans, net of unearned income	$1,788,786	$1,684,714	$1,758,592	$1,638,133
Provision for loan losses to average loans (1)	-0.12%	0.08%	-0.02%	0.30%
Net loan charge-offs to average loans (1)	0.03%	0.26%	0.06%	0.48%
Allowance for loan losses to average loans	1.52%	1.72%	1.54%	1.77%
Allowance for loan losses to period-end loans	1.52%	1.70%	1.52%	1.70%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2014 and 2013 follows:

	Three months		Nine months
(in thousands)	ended September 30		ended September 30
Net loan charge-offs (recoveries)	2014	2013	2014	2013
Commercial and industrial	$356	$(193)	$371	$(177)
Construction and development, excluding undeveloped land	—	26	—	(138)
Undeveloped land	(99)	4,414	(136)	6,414
Real estate mortgage - commercial investment	248	(83)	397	752
Real estate mortgage - owner occupied commercial	(7)	—	78	357
Real estate mortgage - 1-4 family residential	5	60	177	528
Home equity	(3)	(8)	60	27
Consumer	37	99	51	103
Total net loan charge-offs	$537	$4,315	$998	$7,866

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three and nine month periods ended September 30, 2014 and 2013

	Three months			Nine months
	ended September 30			ended September 30
(In thousands)	2014	2013	% Change	2014	2013	% Change

Non-interest income:
Investment management and trust services	$4,502	$4,017	12.1%	$13,825	$12,032	14.9%
Service charges on deposit accounts	2,294	2,348	-2.3%	6,620	6,592	0.4%
Bankcard transaction revenue	1,182	1,087	8.7%	3,466	3,068	13.0%
Mortgage banking revenue	641	995	-35.6%	1,951	3,370	-42.1%
Loss on sales of securities available for sale	—	—	0.0%	(9)	(5)	80.0%
Brokerage commissions and fees	539	456	18.2%	1,506	1,693	-11.0%
Bank owned life insurance income	229	260	-11.9%	699	771	-9.3%
Gain on acquisition	—	—	0.0%	—	449	-100.0%
Other	463	489	-5.3%	1,324	1,221	8.4%
Total non-interest income	$9,850	$9,652	2.1%	$29,382	$29,191	0.7%
Non-interest expenses:
Salaries and employee benefits	$11,855	$10,508	12.8%	$33,697	$30,186	11.6%
Net occupancy expense	1,422	1,522	-6.6%	4,431	4,188	5.8%
Data processing expense	1,591	1,520	4.7%	4,869	4,695	3.7%
Furniture and equipment expense	269	269	0.0%	796	846	-5.9%
FDIC insurance expense	340	348	-2.3%	1,032	1,055	-2.2%
Loss (gain) on other real estate owned	7	475	-98.5%	(342)	366	-193.4%
Acquisition costs	—	—	0.0%	—	1,548	-100.0%
Other	3,225	2,929	10.1%	9,471	9,088	4.2%
Total non-interest expenses	$18,709	$17,571	6.5%	$53,954	$51,972	3.8%

Total non-interest income increased $198 thousand, or 2.1%, for the third quarter of 2014 and $191 thousand, or 0.7% for the first nine months of 2014, compared to the same periods in 2013.

Approximately 47% of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size. Along with the effects of improving investment market conditions in 2013 and 2014, this source of revenue continued to grow through attraction of new business.  Trust assets under management totaled $2.23 billion at September 30, 2014, compared to $2.14 billion at September 30, 2013.  Investment management and trust revenue increased $0.5 million, or 12.1%, in the third quarter of 2014, and $1.8 million, or 14.9% for the first nine months, as compared to the same periods in 2013, primarily due to an increased market value of assets under management and an increase in executor fees. Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased 11% for the third quarter and 12% for the first nine months of 2014, compared to the same periods of 2013.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Non-recurring fees, such as executor fees, increased $65 thousand for the third quarter and $354 thousand for the first nine months of 2014, compared to the same periods of 2013.

Service charges on deposit accounts decreased $54 thousand, or 2.3%, in the third quarter of 2014, and increased $28 thousand, or 0.4%, for the first nine months of 2014, as compared to the same periods in 2013.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  While this source of income has experienced a modest increase, management expects it to experience a slight downward trend over time due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $95 thousand, or 8.7%, in the third quarter of 2014, and $398 thousand, or 13.0% for the first nine months of 2014, compared to the same periods in 2013, and primarily represents income the Bank derives from customers’ use of debit cards.  This category reflects a change in the manner in which bankcard revenue and expense are received and recorded by Bancorp, related to the selection of a new bankcard processor.  In 2013, Bancorp moved processing of its bankcard transactions to a new vendor which provides more detailed information regarding related income and expense.  As a result, beginning in mid-2013, information previously recorded as net revenue has been grossed up to more accurately reflect income and expense.  This more detailed information is not available for prior periods and thus impacts the comparability of the information on an absolute basis for revenue and expense.  It is, however, comparable on a net basis.  Bankcard income, net of bankcard expenses which are recorded in data processing expenses, was $757 thousand and $771 thousand for the third quarter of 2014 and 2013, and was $2.2 million for the first nine months of both 2014 and 2013.  The net amounts in 2014 primarily reflect an increase in volume of transactions, offset by a decrease in the interchange rates received.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as merchants gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2013.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue decreased $354 thousand, or 35.6%, in the third quarter of 2014, and $1.4 million, or 42.1%, for the first nine months of 2014, as compared to the same periods in 2013.  Market rates for mortgage loans increased since the first quarter of 2013, resulting in lower volume of refinance activity in 2014 compared to 2013.  Declines in refinance activity reflect national trends, as fewer borrowers remain in the marketplace with incentive to refinance.

In the second quarter of 2014, Bancorp sold securities with total par value of $7.4 million, generating a net loss of $9 thousand.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In the second quarter of

2013, Bancorp sold obligations of state and political subdivisions with total par value of $685 thousand, generating a loss of $5 thousand. These sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees increased $83 thousand, or 18.2%, in the third quarter of 2014, and decreased $187 thousand or 11.0% for the first nine months of 2014, as compared to the same periods in 2013, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and based on a percentage of assets.

Bank Owned Life Insurance (BOLI) income totaled $229 thousand and $260 thousand for the third quarter of 2014 and 2013, respectively, and totaled $699 thousand and $771 thousand for the first nine months of 2014 and 2013, respectively, due to a lower interest crediting rate in 2014.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Consequently, a non-taxable gain of $449 thousand was recognized in the second quarter of 2013.

Other non-interest income decreased $26 thousand, or 5.3%, in the third quarter of 2014, and increased $103 thousand, or 8.4%, in the first nine months of 2014, as compared to the same periods in 2013, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses increased $1.1 million, or 6.5%, for the third quarter of 2014, and $2.0 million, or 3.8%, for the first nine months of 2014, as compared to the same periods in 2013.

Salaries and employee benefits increased $1.3 million, or 12.8%, for the third quarter of 2014, and $3.5 million, or 11.6% for the first nine months of 2014, as compared to the same periods of 2013, largely due to increased staffing levels, higher incentive accruals, normal increases in salaries, higher health insurance costs and higher stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust, lending and operational functions as well as staff increases resulting from the Oldham transaction. At September 30, 2014, Bancorp had 527 full-time equivalent employees compared to 510 at September 30, 2013.

Net occupancy expense decreased $100 thousand, or 6.6%, in the third quarter of 2014, and increased $243 thousand, or 5.8% in the first nine months of 2014, as compared to the same periods of 2013.  The increase for the first nine months of 2014 is largely due to a $150 thousand non-recurring rent refund on a leased facility which lowered rent expense in the first quarter of 2013.

Data processing expense increased $71 thousand, or 4.7% in the third quarter of 2014, and $174 thousand, or 3.7% for the first nine months of 2014, compared to the same periods of 2013.  As noted above during 2013, Bancorp began recording bankcard revenue and expense gross; this information was previously conveyed net.  The reported expense related to bank card activity increased $394 thousand for the first nine months of 2014 compared to the same period in 2013 due to this change.  This is partially offset by decreases in ongoing computer equipment maintenance and depreciation expenses.

Furniture and equipment expense was unchanged for the third quarter of 2014, and decreased $50 thousand, or 5.9% for the first nine months of 2014, as compared to the same periods in 2013.  These fluctuations relate to a variety of factors, none of which were individually significant.

FDIC insurance expense decreased $8 thousand, or 2.3%, for the third quarter of 2014, and $23 thousand or 2.2% for the first nine months of 2014, as compared to the same periods in 2013. The assessment is calculated by the FDIC and adjusted quarterly.  The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics.

Loss on other real estate owned (OREO) decreased $468 thousand, or 98.5%, for the third quarter of 2014, as compared to the same period of 2013.  Net gains on OREO totaled $342 thousand for the first nine months of 2014 compared to losses totaling $366 thousand for the same period in 2013.  Bancorp liquidated several properties at prices greater than their carrying values in the first quarter of 2014 resulting in gains on foreclosed assets.

In connection with the Oldham acquisition in 2013, Bancorp incurred $1.5 million in expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of systems conversions and/or integration of operations.

A summary of acquisition costs included in the consolidated statement of income in the second quarter of 2013 follows:

(in thousands)	Amount
Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total acquisition costs	$1,548

Other non-interest expenses increased $296 thousand or 10.1% in the third quarter of 2014, and $383 thousand or 4.2% for the first nine months of 2014, as compared to the same periods in 2013. The increases are largely due to a one-time decrease of $505 thousand in marketing expense related to a debit card rewards program in the third quarter of 2013.  This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the third quarter of 2014, Bancorp recorded income tax expense of $4.7 million, compared to $3.1 million for the same period in 2013.  The effective rate for the three month period was 32.3% in 2014 and 28.7% in 2013.  Bancorp recorded income tax expense of $12.0 million for the first nine months of 2014, compared to $8.8 million for the same period in 2013.  The effective rate for the nine month period was 31.4% in 2014 and 29.8% in 2013. See Note 14 for an analysis of the difference between the statutory and effective tax rates.

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

b)             Financial Condition

Balance Sheet

Total assets increased $18.6 million, or 0.8%, from $2.39 billion on December 31, 2013 to $2.41 billion on September 30, 2014.  The most significant contributor to the increase was loans, which increased $64.0 million during the first nine months of 2014. Securities available-for-sale decreased $40.5 million, primarily a result of a decrease in the amount of short-term securities.  These securities, with maturities of 30 days or less, totaled $35 million and $110 million for September 30, 2014 and December 31, 2013, respectively. Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. Mortgage loans held for sale increased $2.3 million, cash and due from banks increased $3.8 million, and federal funds sold decreased $5.0 million.  Other assets decreased $6.0 million, driven primarily by a $2.8 million decline in other real estate owned.

Total liabilities decreased $3.4 million, or 0.2%, from $2.160 billion December 31, 2013 to $2.156 billion on September 30, 2014.  Deposits increased $26.9 million or 1.4%.  Federal funds purchased decreased $39.0 million, or 70.5% and Federal Home Loan Bank advances increased $2.6 million or 7.5%.  Bancorp utilizes short-term lines of credit to manage its overall liquidity position, and longer term FHLB advances to manage its overall interest rate risk position.  Securities sold under agreement to repurchase increased $4.3 million or 6.9%, while other liabilities increased $1.8 million or 6.8%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2014	December 31, 2013
Commercial and industrial	$550,487	$510,739
Construction and development, excluding undeveloped land	93,964	99,719
Undeveloped land (1)	27,177	29,871
Real estate mortgage:
Commercial investment	445,512	430,047
Owner occupied commercial	343,218	329,422
1-4 family residential	192,282	183,700
Home equity - first lien	39,344	40,251
Home equity - junior lien	65,181	63,403
Subtotal: Real estate mortgage	1,085,537	1,046,823
Consumer	28,155	34,198

Total Loans	$1,785,320	$1,721,350

(1)         Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At September 30, 2014 and December 31, 2013, the total participated portions of loans of this nature were $8.3 million and $9.4 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Non-accrual loans	$13,845	$15,259
Troubled debt restructurings	6,456	7,249
Loans past due 90 days or more and still accruing	207	437

Non-performing loans	20,508	22,945

Foreclosed real estate	2,768	5,592

Non-performing assets	$23,276	$28,537

Non-performing loans as a percentage of total loans	1.15%	1.33%
Non-performing assets as a percentage of total assets	0.97%	1.19%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	September 30, 2014	December 31, 2013
Commercial and industrial	$2,825	$847
Construction and development, excluding undeveloped land	516	26
Undeveloped land	6,722	7,340
Real estate mortgage - commercial investment	497	1,921
Real estate mortgage - owner occupied commercial	2,028	2,582
Real estate mortgage - 1-4 family residential	1,175	2,391
Home equity and consumer loans	82	152
Total non-accrual loans	$13,845	$15,259

Bancorp has two relationships in its primary market which accounts for $8.9 million or 64% of total non-accrual loans at September 30, 2014.  Each of the loans in these relationships is secured by acceptable collateral.  The remaining balance of non-accrual loans, totaling $4.9 million, is comprised of a number of borrowers with smaller balances.  Each non-accrual loan is individually evaluated for impairment in conjunction with the overall allowance methodology.

c)              Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.

Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold.  Federal funds sold totaled $31.3 million at September 30, 2014. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $449.6 million at September 30, 2014.  The portfolio includes maturities of approximately $52.9 million over the next twelve months, including $35 million of short-term securities which matured in October 2014.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2014, total investment securities pledged for these purposes comprised 47% of the available-for-sale investment portfolio, leaving $240.3 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2014, such deposits totaled $1.69 billion and represented 84% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of September 30, 2014, Bancorp had only $1.5 million or 0.1% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At September 30, 2014, the amount of available credit from the FHLB totaled $422.9 million.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $85 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At September 30, 2014, the Bank may pay up to $43.7 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At September 30, 2014, stockholders’ equity totaled $251.4 million, an increase of $22.0 million since December 31, 2013.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2013.  One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $622 thousand at September 30, 2014 compared to a loss of $2.2 million at December 31, 2013. The $2.8 million increase is primarily a reflection of the positive effect of the decreasing interest rate environment during the first nine months of 2014 on the valuation of Bancorp’s portfolio of securities available-for-sale.

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

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Total risk-based capital (1)
Consolidated	13.92%	13.54%
Bank	13.53%	12.90%

Tier I risk-based capital (1)
Consolidated	12.67%	12.29%
Bank	12.28%	11.65%

Leverage (2)
Consolidated	10.38%	9.75%
Bank	10.07%	9.24%

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2014	December 31, 2013
Total equity	$251,446	$229,444
Less core deposit intangible	(1,878)	(2,151)
Less goodwill	(682)	(682)
Tangible common equity	$248,886	$226,611

Total assets	$2,407,871	$2,389,262
Less core deposit intangible	(1,878)	(2,151)
Less goodwill	(682)	(682)
Total tangible assets	$2,405,311	$2,386,429

Total shareholders’ equity to total assets	10.44%	9.60%
Tangible common equity ratio	10.35%	9.50%

Number of outstanding shares	14,704	14,609

Book value per share	$17.10	$15.71
Tangible common equity per share	16.93	15.51

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2014 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2014.

	Total number of Shares Purchased (1)	Average price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31	3,592	$29.96	—	—
August 1 - August 31	6,745	29.83	—	—
September 1 - September 30	65	30.38	—	—
Total	10,402	$29.88	—	—

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

101

The following financial statements from the Stock Yards Bancorp, Inc. September 30, 2014 Quarterly Report on Form 10-Q, filed on November 5, 2014, formatted in eXtensible Business Reporting Language (XBRL):

(1)          Consolidated Balance Sheets

(2)          Consolidated Statements of Income

(3)          Consolidated Statements of Comprehensive Income

(4)          Consolidated Statement of Changes in Stockholders’ Equity

(5)          Consolidated Statements of Cash Flows

(6)          Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: November 5, 2014	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: November 5, 2014	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer