Form 10-K
period 2014-12-31
Stock Yards Bancorp, Inc.
filed 2015-03-06
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2014	1-13661

STOCK YARDS BANCORP, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $391,167,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 25, 2015, was 14,738,480.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 22, 2015 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

STOCK YARDS BANCORP, INC.
Form 10-K
Index

Part I

Item 1.                      Business

Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), headquartered in Louisville, Kentucky, is the holding company for Stock Yards Bank & Trust Company (“Bank”).  Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. The Bank is wholly owned and is a state chartered bank.  Because Bancorp has no significant operations of its own, its business and that of the Bank are essentially the same.  The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.  At the annual meeting on April 23, 2014, shareholders approved a resolution to amend Bancorp’s restated articles of incorporation to change its name from S.Y. Bancorp, Inc. to Stock Yards Bancorp, Inc.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 35 full service banking offices.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of investment management, trust, employee benefit plan and estate administration, and financial planning services.   The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services via its branch network through an arrangement with a third party broker-dealer.  See Note 24 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments and “Item 2. Properties” for information regarding owned and leased properties.

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

At December 31, 2014, Stock Yards Bank & Trust Company had 524 full-time equivalent employees.  Employees of Stock Yards Bank & Trust Company are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”).  Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

Kentucky and federal banking statutes delineate permissible activities for Kentucky state-chartered banks.  Kentucky’s statutes, however, contain a super parity provision for Kentucky banks having one of the top two ratings in its most recent regulatory examination.  This provision allows these state banks to engage in any banking activity in which a national bank in Kentucky, a state bank operating in any other state, or a federally chartered thrift could engage.  The bank must first obtain a legal opinion specifying the statutory or regulatory provisions that permit the activity.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010.  Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  This new extensive and complex legislation contained many new provisions affecting the banking industry, including:

•                  Creation of a new Bureau of Consumer Financial Protection overseeing banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks,

•                  Determination of debit card interchange rates by the Federal Reserve Board,

•                  New regulation over derivative instruments,

•                  Phase outs of certain forms of trust preferred debt and hybrids previously included as bank capital, and

•                  Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which we expect will have a continued adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition due to regulatory costs and increased regulatory scrutiny over products and practices.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act. Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

•                  a new common equity Tier 1 capital ratio of 4.5%,

•                  a Tier 1 risk-based capital ratio of 6% (increased from 4%),

•                  a total risk-based capital ratio of 8% (unchanged from current rules), and

•                  a Tier 1 leverage ratio of 4% for all institutions.

The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in:

•                  a common equity Tier 1 risk-based capital ratio of 7.0%,

•                  a Tier 1 risk-based capital ratio of 8.5%, and

•                  a total risk-based capital ratio of 10.5%.

Management believes that as of December 31, 2014, Bancorp meets the requirements to be considered well-capitalized under the new rules.

The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp expects that it will opt-out of this requirement.

Available Information

Bancorp files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with the SEC.

Item 1A.             Risk Factors

Investment in Bancorp’s common stock involves risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally and nationally.  Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas.  Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include tepid economic recovery, unemployment, and government regulation. Poor economic conditions have an unfavorable impact on the demand of customers for loans and the ability of some borrowers to repay these loans.  Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in our market area.

Bancorp offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Over half of Bancorp’s loans are secured by real estate (both residential and commercial) in Bancorp’s market area. In instances where borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, Bancorp could experience higher loan losses which could have a material adverse effect on financial condition, results of operations, and ultimately capital.

If actual loan losses are greater than Bancorp’s assumption for loan losses, earnings could decrease.

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

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

•                  inflation or deflation

•                  recession

•                  a rise in unemployment

•                  tightening money supply

•                  international disorder and instability in foreign financial markets

•                  the Federal Reserve’s actions to control interest rates

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 2% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect negatively impacts the effect of rising rates.  Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline.  Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.  Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will decrease approximately 1.3% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 3.2% if rates increase 100 basis points.  Prevailing interest rates are at historically low levels, and current indications are that the Federal Reserve will likely maintain the low rates at least through the first half of 2015.

Significant stock market volatility could negatively affect Bancorp’s financial results.

Capital and credit markets experience volatility and disruption from time to time.  These conditions place downward pressure on credit availability, credit worthiness and customers’ inclinations to borrow.  Prolonged volatility or a significant disruption could negatively impact customers’ ability to seek new loans or to repay existing loans.  The personal wealth of many borrowers and guarantors has historically added a source of financial strength to certain loans and would be negatively impacted by severe market declines.  Sustained reliance on their personal assets to make loan payments would result in deterioration of their liquidity, and could result in loan defaults.

Income from investment management and trust services constitutes approximately 47% of non-interest income. Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values. While investment management and trust fees are based on market values, they typically do not fluctuate directly with the overall stock market.  Accounts typically contain fixed income and equity asset classes, which generally react to market fluctuations inversely to each other.

Competition with other financial institutions could adversely affect profitability.

Bancorp operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition from banks and other financial institutions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Additionally, Bancorp encounters competition from smaller community banks in Bancorp’s markets.  Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies.  As internet-based financial services continue to grow in acceptance, Bancorp must remain relevant as a place where consumers and businesses value personal service while our competition offers these services without human interaction. These sources of competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition.

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

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of Bancorp will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of Bancorp’s competitors have substantially greater resources to invest in technological improvements. Bancorp may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could impair Bancorp’s ability to effectively compete to retain or acquire new business and could have an adverse impact on its business, financial position, results of operations and liquidity.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in the industry and the markets in which we engage can be intense, and we may not be able to retain or hire the people we want or need. In order to attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, adversely affect our business, financial condition or results of operations.

Item 1B.             Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.                      Properties

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location. In addition to the main office complex and the operations center, Bancorp owned 19 branch properties at December 31, 2014, two of which are located on leased land.  At that date, Bancorp also leased 15 branch facilities.  Of the 34 banking locations, 28 are located in the Louisville Metropolitan Statistical Area (“MSA”), three are located in the Indianapolis MSA and three are located in the Cincinnati MSA.  See Notes 6 and 18 to Bancorp’s consolidated financial statements for the year ended December 31, 2014, for additional information relating to amounts invested in premises and equipment and lease commitments.  In the first quarter of 2015, Bancorp opened an additional branch in the Indianapolis MSA.

Item 3.                      Legal Proceedings

See Note 18 to Bancorp’s consolidated financial statements for the year ended December 31, 2014, for information relating to legal proceedings.

Item 4.                      Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2014 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 55	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank
James A. Hillebrand Age 46	President and Director of Bancorp and the Bank
Kathy C. Thompson Age 53	Senior Executive Vice President and Director of Bancorp and the Bank
Nancy B. Davis Age 59	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Bancorp and the Bank
William M. Dishman III Age 51	Executive Vice President and Chief Risk Officer of the Bank
Philip S. Poindexter Age 48	Executive Vice President and Chief Lending Officer of the Bank
T. Clay Stinnett Age 41	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank
Michael J. Croce Age 45	Executive Vice President and Director of Retail Banking of the Bank

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

Mr. Croce was appointed Executive Vice President and Director of Retail Banking in July 2014.  Prior thereto, he served as Senior Vice President and Division Manager of Business Banking.  Mr. Croce joined the Bank in 2004.

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT.  The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 17 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2014, Bancorp had approximately 1,507 shareholders of record, and approximately 4,400 non-objecting beneficial owners holding shares in nominee or “street” name.

	2014			2013
Quarter	High	Low	Cash dividends declared	High	Low	Cash dividends declared

First	$32.14	$27.92	$0.21	$23.29	$22.10	$0.20
Second	32.04	27.44	0.22	24.99	21.51	0.20
Third	30.75	28.62	0.22	28.46	24.99	0.20
Fourth	34.16	30.07	0.23	33.77	27.23	0.21

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2014.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
October 1-October 31	122	$33.04	—	—
November 1-November 30	—	—	—	—
December 1-December 31	1,505	31.76	—	—
Total	1,627	$31.86	—	—

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

The first graph below compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2009 and that all dividends were reinvested.

The ten-year period is presented in addition to the five-year period required by the SEC because it provides additional perspective, and Bancorp management believes that longer-term performance is of greater interest to Bancorp shareholders. In 2008 and 2009, Bancorp did not experience a decline in value as precipitous as illustrated by the referenced bank indices, nor did it decrease or suspend cash dividends. Accordingly, Bancorp’s stock price increases since 2008 have not been as steep as the referenced bank indices. The ten-year graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2004 and that all dividends were reinvested.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Stock Yards Bancorp, Inc.	100.00	118.35	102.29	115.58	169.75	182.48
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Midwest Bank	100.00	124.18	117.30	141.18	193.28	210.12
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Stock Yards Bancorp, Inc.	100.00	105.90	127.15	111.52	131.65	105.34	124.67	107.76	121.75	178.81	192.22
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58	130.12	124.69	145.08	201.40	211.26
SNL Midwest Bank	100.00	96.36	111.38	86.81	57.11	48.40	60.10	56.77	68.33	93.55	101.70
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34	59.40	52.70	62.81	90.28	93.51

Item 6.                      Selected Financial Data

Selected Consolidated Financial Data

(Amounts in thousands except	Years ended December 31
per share data and ratios)	2014	2013	2012	2011	2010

Income statement data
Interest income	$89,087	$86,464	$86,901	$86,039	$86,146
Interest expense	5,330	9,166	12,951	15,307	19,267
Net interest income	83,757	77,298	73,950	70,732	66,879
(Credit) provision for loan losses	(400)	6,550	11,500	12,600	11,469
Non-interest income	39,155	39,002	38,457	33,244	33,739
Non-interest expenses	73,209	71,352	65,472	59,581	57,131
Income before income taxes	50,103	38,398	35,435	31,795	32,018
Income tax expense	15,281	11,228	9,634	8,191	9,065
Net income	$34,822	$27,170	$25,801	$23,604	$22,953

Per share data
Net income, basic	$2.39	$1.91	$1.86	$1.71	$1.68
Net income, diluted	2.36	1.89	1.85	1.71	1.67
Cash dividends declared	0.88	0.81	0.77	0.72	0.69
Book value	17.63	15.71	14.74	13.58	12.37
Market value	33.34	31.92	22.42	20.53	24.55
Weighted average common and common equivalent shares - diluted	14,762	14,353	13,932	13,834	13,779

Balance Sheet data
Total assets	$2,563,868	$2,389,262	$2,148,262	$2,053,097	$1,902,945
Loans	1,868,550	1,721,350	1,584,594	1,544,845	1,508,425
Allowance for loan losses	24,920	28,522	31,881	29,745	25,543
Available for sale securities	513,056	490,031	386,440	352,185	245,352
Deposits	2,123,627	1,980,937	1,781,693	1,617,739	1,493,468
Federal Home Loan Bank advances	36,832	34,329	31,882	60,431	60,442
Subordinated debentures	—	—	30,900	40,900	40,900
Stockholders’ equity	259,895	229,444	205,075	187,686	169,861

Average balances
Stockholders’ equity	$245,425	$220,107	$197,551	$179,638	$163,572
Assets	2,398,430	2,232,868	2,070,967	1,959,609	1,847,452
Federal Home Loan Bank advances	35,709	32,518	60,113	60,436	69,159
Long-term debt	—	30,477	31,474	40,900	40,901

Selected ratios
Return on average assets	1.45%	1.22%	1.25%	1.20%	1.24%
Return on average stockholders’ equity	14.19	12.34	13.06	13.14	14.03
Average stockholders’ equity to average assets	10.23	9.86	9.54	9.17	8.85
Net interest rate spread	3.67	3.59	3.74	3.79	3.74
Net interest rate margin, fully tax-equivalent	3.75	3.74	3.94	3.99	3.99
Efficiency ratio	59.09	60.82	57.38	56.47	56.01
Non-performing loans to total loans	0.64	1.33	1.90	1.51	1.28
Non-performing assets to total assets	0.70	1.19	1.74	1.51	1.30
Net charge offs to average loans	0.18	0.60	0.60	0.55	0.40
Allowance for loan losses to total loans	1.33	1.66	2.01	1.93	1.69

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Summary

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary to assist in your review of the financial section. It is designed to give you an overview of Stock Yards Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2014.

The financial section includes the following:

Management’s discussion and analysis, or MD&A — provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp.  It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements — include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows, for each of the last three years.  Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements — provide insight into, and are an integral part of, the financial statements. The notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting — include the following:

•                  A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the presentation of Bancorp’s consolidated financial statements in conformity with US GAAP based on their audits;

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

Our Business

Stock Yards Bancorp, Inc. (“Bancorp”), incorporated in 1988, and its business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”).  The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2014, the Bank had 28 full service banking locations in the Louisville MSA, three full service banking locations in the Indianapolis MSA, and three full service banking locations in the Cincinnati MSA. In the first quarter of 2015, Bancorp opened an additional full-service branch in the Indianapolis MSA. Bancorp’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services added by investment management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning.  Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in the markets in which

Bancorp and its subsidiaries operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K, all of which are difficult to predict and many of which are beyond the control of Bancorp.

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

The allowance for loan losses is management’s estimate of probable losses in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Prior to 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses.

During 2013, Bancorp refined its allowance calculation to allocate the portion of allowance that was previously deemed to be unallocated to instead be included in management’s determination of appropriate qualitative factors. This refined allowance calculation includes specific allowance allocations for qualitative factors including, among other factors, (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors for additional allowance allocations, including changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

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

Overview of 2014

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2014, Bancorp completed a year of earnings, asset and deposit growth with net income totaling $34.8 million, an increase of 28% over 2013.  This marked the fourth consecutive year of record earnings per diluted share.  Increased profitability was primarily due to an increase in net interest income, a significant reduction in provision for loan losses which resulted in a net release of reserves for loan losses, and a slight increase in non-interest income.  These increases were partially offset by higher non-interest expenses and higher income tax expense. Diluted earnings per share for 2014 increased 25% over 2013 to $2.36.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Bancorp’s loan portfolio increased $147 million, or 9%, during 2014 to $1.9 billion.  Record loan production of approximately $537 million was largely offset by loan payoffs, including amortization and the effects of loan maturities.  Increased volume of loans and investments contributed to higher interest income in 2014; this was partially offset by declining interest rates on loans. As a result, interest income for 2014 increased $2.6 million over 2013.  Even with significant deposit growth, interest expense declined due to lower funding costs on deposits and borrowings, largely due to the redemption of the trust preferred securities in December 2013.  Rates on liabilities decreased slightly more than the rates on earning assets, resulting in an increased net interest spread and net interest margin compared to 2013.  Net interest margin in 2014 increased slightly to 3.75% compared to 3.74% in 2013.

Total non-interest income in 2014 increased $153,000 compared to 2013, and remained consistent at 32% of total revenues, reflecting a 12% increase in investment management and trust services which was mostly offset by decreases in most other areas of non-interest income. Non-interest income in 2013 included a $449,000 gain on the Oldham acquisition.

Higher non-interest expenses for 2014 resulted from increases in salaries and benefits and occupancy expense and other non-interest expenses related to amortization of tax credit investments, partially offset by decreases in FDIC insurance premiums and furniture and equipment expense.  In 2014, Bancorp recorded net gains on sales of other real estate owned compared to net losses recorded in 2013.  Bancorp’s efficiency ratio for 2014 of 59.1% decreased from 60.8% in 2013.   Included in 2013 results were one-time acquisition costs related to the Oldham transaction and a write-off of debt issuance costs related to redemption of trust preferred securities.

Also favorably impacting 2014 results, Bancorp released reserves for loan losses totaling $400 thousand in 2014, compared to a provision for loan losses of $6.6 million in 2013, in response to Bancorp’s improvements in the overall quality of the loan portfolio during 2014.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.  Bancorp’s allowance for loan losses was 1.33% of total loans at December 31, 2014, compared with 1.66% of total loans at December 31, 2013.

Bancorp’s effective tax rate increased to 30.5% in 2014 from 29.2% in 2013.  The increase in income tax expense from 2013 to 2014 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital.  It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp’s stockholders’ equity.  The ratio of tangible common equity to total tangible assets was 10.05% as of December 31, 2014, compared to 9.50% at December 31, 2013. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Challenges for 2015 will include maintaining a stable net interest margin, achieving continued loan growth, managing credit quality and increasing regulatory requirements.

•                  Bancorp expects net interest margin to decline slightly in 2015, as rates are expected to be largely unchanged through the first half of 2015.  Loan prepayments are expected to diminish below 2014 levels while prevailing rates for new loans will likely result in a somewhat lower net interest margin for 2015.  However, increased deposit and loan rate competition could negatively impact this expectation, as could a decrease in longer term interest rates.

•                  The Federal Reserve Board lowered its key short term rate in 2008 to unprecedentedly low levels, and rates have remained low through 2014.  Indications are that the Federal Reserve will likely keep short term rates low through at least mid-2015.  Approximately 38% of Bancorp’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 50% of variable rate loans have reached their contractual floor of 4% or higher, meaning they will not reprice immediately when the prime rate increases.  Deposit rates generally do not reprice as quickly as loans.  Once rates begin to rise, Bancorp’s net interest margin likely will be negatively affected until the increase in the prime rate exceeds 75 basis points from today’s levels.

•                 Bancorp’s goals for 2015 include net loan growth at a pace comparable to that experienced in 2014. This will be impacted by competition, prevailing economic conditions, and the impact of prepayments in the loan portfolio.  Bancorp believes there is opportunity for growth, and Bancorp’s ability to deliver attractive growth over the long-term is linked to Bancorp’s success.

•                  Bancorp expects to encounter slower growth of our investment management and trust services in 2015 as some revenue that boosted 2014 results is not expected to recur at the same level in 2015.

•                  Bancorp expects an increase in non-interest income for 2015 from gains on sales of mortgage loans held for sale, as purchase transactions are expected to increase.  However, if rates rise later in 2015, Bancorp expects refinance activity will slow.

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

Results of Operations

Net income was $34.8 million or $2.36 per share on a diluted basis for 2014 compared to $27.2 million or $1.89 per share for 2013 and $25.8 million or $1.85 per share for 2012.

Net income for 2014 was positively impacted by:

•                  a release of net reserves for loan losses of $0.4 million in 2014 compared to a provision of $6.6 million in 2013,

•                  a $6.5 million or 8% increase in net interest income, including the effect of the redemption of $30 million of trust preferred securities on December 31, 2013, and

•                  a $1.9 million or 12% increase in investment management and trust revenue.

Net income for 2014 was negatively impacted by:

•                  a $1.8 million or 8% decrease in non-interest income not including investment management and trust revenue,

•                  a $1.9 million or 3% increase in non-interest expenses, and

•                  a $4.1 million or 36% increase in income tax expense.

The following paragraphs provide a more detailed analysis of significant factors affecting operating results.

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

Comparative information regarding net interest income follows:

				2014/2013		2013/2012
(Dollars in thousands)	2014	2013	2012	Change		Change

Net interest income, tax-equivalent basis	$84,730	$78,306	$75,653	8.2%		3.5%
Net interest spread	3.67%	3.59%	3.74%	8	bp	(15	)bp
Net interest margin	3.75%	3.74%	3.94%	1	bp	(20	)bp
Average earning assets	$2,259,843	$2,096,088	$1,922,134	7.8%		9.1%
Five year Treasury bond rate at year end	1.65%	1.75%	0.73%	(10	)bp	102	bp
Average five year Treasury bond rate	1.63%	1.17%	0.75%	46	bp	42	bp
Prime rate at year end	3.25%	3.25%	3.25%	0	bp	0	bp
Average prime rate	3.25%	3.25%	3.25%	0	bp	0	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin and net interest spread exclude the sold portion of certain participation loans from calculations.  Such loans remain on Bancorp’s balance sheet as required by US GAAP principles because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans.  These participation loans sold are excluded in the calculation of margins, which Bancorp believes provides a more accurate determination of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which Bancorp operated.  Approximately $701 million, or 38%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $353 million of variable rate loans, have reached their contractual floor of 4% or higher.  Approximately $142 million of variable rate loans have contractual floors below 4%.  The remaining $206 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $117 million or 7.1% in 2014; however, the declining interest rate environment drove average loan yields lower by 26 basis points.  Bancorp grew average interest bearing deposits $109 million or 7.6%.  Average interest costs on interest bearing deposits decreased 30 basis points, again reflecting the declining interest rate market and a more favorable mix of deposits. In the fourth quarter of 2013, Bancorp redeemed $30 million of trust preferred securities which carried a rate of 10.00%; this accounted for approximately 13 basis points of improvement in net interest margin. Average Federal Home Loan Bank (“FHLB”) advances increased by $3.2 million or 9.8%, with average rates decreasing by 38 basis points.

Management anticipates a stable prime rate through the first half 2015, with moderate increases through the remainder of the year.  Time deposit maturities of approximately $211 million, or 68% of total time deposits, in 2015 are not likely to spark improvement in interest expense as prevailing market rates are similar to existing rates on those deposits.  Overall, management expects the net interest margin to decline slightly through 2015.  The margin could be affected negatively if competition causes increases in deposit rates or a greater than expected decline in loan pricing in Bancorp’s markets.

Net interest margin in 2014 and 2013 reflected prepayment fees associated with loan refinancing activity.  Adjusting for these sources of additional income, Bancorp’s more normalized or core net interest margin remained generally stable in 2014, increasing to 3.70% for 2014 from 3.66% for 2013.  (See “Non-GAAP Financial Measures” section for reconcilement of non-GAAP measures to US GAAP measures.)  Management believes these core margins better reveal the pressure of a low interest rate environment and a highly competitive loan market.

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

The December 31, 2014 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a slightly negative effect on net interest income.  These estimates are summarized below.

Net interest income % change

Increase 200 bp	(4.28)
Increase 100 bp	(3.24)
Decrease 100 bp	(1.31)
Decrease 200 bp	N/A

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

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2014 and 2013 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2014/2013			2013/2012
	Increase (decrease)			Increase (decrease)
	due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$1,136	$(4,335)	$5,471	$(1,376)	$(6,932)	$5,556
Federal funds sold	(3)	20	(23)	(25)	3	(28)
Mortgage loans held for sale	(45)	27	(72)	(125)	(2)	(123)
Securities
Taxable	1,466	316	1,150	442	(1,199)	1,641
Tax-exempt	34	(59)	93	(48)	(205)	157

Total interest income	2,588	(4,031)	6,619	(1,132)	(8,335)	7,203

Interest expense
Deposits
Interest bearing demand deposits	108	21	87	(126)	(231)	105
Savings deposits	1	(4)	5	(22)	(34)	12
Money market deposits	62	(35)	97	(569)	(712)	143
Time deposits	(861)	(565)	(296)	(1,438)	(1,214)	(224)
Securities sold under agreements to repurchase	(6)	(8)	2	(34)	(37)	3
Federal funds purchased and other short-term borrowings	(3)	(1)	(2)	1	1	—
Federal Home Loan Bank advances	(47)	(129)	82	(1,574)	(663)	(911)
Long-term debt	(3,090)	—	(3,090)	(23)	77	(100)

Total interest expense	(3,836)	(721)	(3,115)	(3,785)	(2,813)	(972)

Net interest income	$6,424	$(3,310)	$9,734	$2,653	$(5,522)	$8,175

Bancorp’s tax equivalent net interest income increased $6.4 million for the year ended December 31, 2014 compared to the same period of 2013, while 2013 increased $2.7 million compared to 2012.  Net interest income for 2014 compared to 2013 was positively impacted by an increase in loan volume, securities volume and rates, a decrease in deposit rates, a more favorable mix of deposits, a decrease in rates of FHLB advances, and the redemption of long-term debt.  Net interest income was negatively impacted by a decline in the average rate earned on loans and higher volume of FHLB advances.  Volume increases of loans and securities boosted net interest income by $6.6 million. The redemption of long-term debt contributed $3.0 million to net interest income for 2014. Higher rates on securities resulted in $0.26 million while declining rates on deposits, particularly time deposits, contributed $0.6 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $4.3 million.  FHLB advance interest decreased $47 thousand attributable to lower rates, net of the effect of higher volume.

For the year 2013 compared to 2012, net interest income was positively impacted by an increase in loan and securities volume and a decrease in deposit rates, a more favorable mix of deposits, and decreases in the volume and rates of FHLB advances.  Net interest income was negatively impacted by a decline in the average rate earned on assets.  Loan and securities volume increases boosted net interest income by $7.2 million and declining rates on deposits, particularly time deposits, contributed $2.2 million to the increase of net interest income.  Partially offsetting the increases, declining rates on loans and securities negatively impacted net interest income by $8.3 million, while FHLB advance interest decreased $1.6 million attributable to both volume and rate decreases.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios is summarized below:

(Dollars in thousands)	2014	2013	2012

(Credit) provision for loan losses	$(400)	$6,550	$11,500
Allowance to loans at year end	1.33%	1.66%	2.01%
Allowance to average loans for year	1.41%	1.72%	2.04%

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.  The release of reserves for loan losses in 2014 reflected continued improvement in overall credit quality metrics and management’s specific assessment of the overall quality of the loan portfolio. Over the past year, non-performing loans have declined 48%, while non-performing assets have declined 37%.  More information on this process can be found in the “Allowance for loan losses” section.

Non-performing loans decreased to $11.9 million at December 31, 2014 from $22.9 million at year-end 2013, primarily due to a decrease in non-accrual loans and loans classified as troubled debt restructurings (TDR).  The decrease in non-accrual loans primarily reflected the migration of a few credits to other real estate owned and a limited number of partial charge-offs of collateral-dependent loans.  TDRs, which are currently accruing interest, decreased from $7.2 million at December 31, 2013 to $6.4 million at December 31, 2014, largely due to principal paydowns by customers whose conditions are improving.  The ratio of non-performing loans to total loans was 0.64% at December 31, 2014, down from 1.33% at December 31, 2013.  Net charge-offs totaled 0.18% of average loans for 2014, a decrease compared to 0.60% for 2013.  See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati.  The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2014 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of the components of non-interest income for 2014, 2013 and 2012. Below the table is a discussion of significant changes and trends.

				2014/2013		2013/2012
(Dollars in thousands)	2014	2013	2012	Change	%	Change	%

Investment management and trust services	$18,212	$16,287	$14,278	$1,925	11.8%	$2,009	14.1%
Service charges on deposit acccounts	8,883	8,986	8,516	(103)	(1.1)	470	5.5
Bankcard transaction revenue	4,673	4,378	3,985	295	6.7	393	9.9
Mortgage banking revenue	2,653	3,978	5,771	(1,325)	(33.3)	(1,793)	(31.1)
Loss on sales of securities available for sale	(9)	(5)	—	(4)	80.0	(5)	(100.0)
Brokerage commissions and fees	2,060	2,159	2,593	(99)	(4.6)	(434)	(16.7)
Bank owned life insurance income	927	1,031	1,006	(104)	(10.1)	25	2.5
Gain on acquisition	—	449	—	(449)	(100.0)	449	100.0
Other	1,756	1,739	2,308	17	1.0	(569)	(24.7)

	$39,155	$39,002	$38,457	$153	0.4%	$545	1.4%

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.27 billion at December 31, 2014, compared to $2.23 billion at December 31, 2013 and $1.96 billion at December 31, 2012.  Investment management and trust services revenue, which constitutes an average of 42% of non-interest income, increased $1.9 million, or 11.8%, for 2014 compared to 2013, primarily due to an increased market value of assets under management and, to a lesser extent, an increase in one-time executor fees.  Recurring fees, which generally make up over 95% of the investment management and trust revenue, increased 10% for 2014, compared to 2013.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Non-recurring fees increased $309 thousand for 2014 compared to 2013.  For 2014, 2013 and 2012 executor fees totaled approximately $739 thousand, $437 thousand and $106 thousand, respectively. Management expects to encounter slower growth of our investment management and trust revenue in 2015 as some revenue that boosted 2014 results is not expected to recur at the same level in 2015.  Still, management expects the investment management and trust department will continue to factor significantly in financial results and provide strategic diversity to revenue streams.

Service charges on deposit accounts decreased $103 thousand or 1.1%, for the year ended December 31, 2014 compared to the same period a year ago.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  Management expects this source of revenue to decline slightly in 2015 due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $295 thousand, or 6.7%, for the year ended December 31, 2014 compared to the same period in 2013, and primarily represents income Bancorp derives from customers’ use of debit cards.  This category reflects a change in the manner in which bankcard revenue and expense are received and recorded by Bancorp, related to the selection of a new bankcard processor.  In 2013, Bancorp moved processing of its bankcard transactions to a new vendor which provides more detailed information regarding related income and expense.  As a result, beginning in mid-2013, information previously recorded as net revenue has been grossed up to more accurately reflect income and expense.  This more detailed information is not available for prior periods and thus impacts the comparability of the information on an absolute basis for revenue and expense.  It is, however, comparable on a net basis.

Bankcard income, net of bankcard expenses which are recorded in data processing expenses, was $3.0 million, $2.8 million and $2.9 million for 2014, 2013 and 2012, respectively.  The increase in 2014 primarily reflects an increase in volume of transactions, partially offset by a decrease in the interchange rates received.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as merchants gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2014.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Mortgage banking revenue decreased $1.3 million, or 33.3%, in 2014 compared to 2013.  Market rates for mortgage loans increased slightly since the first quarter of 2013, resulting in lower volume of refinance activity in 2014 compared to 2013.  Declines in refinance activity reflect national trends, as fewer borrowers remain in the marketplace with incentive to refinance.

In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In 2013, Bancorp sold obligations of state and political subdivisions with total fair market value of $696 thousand, generating a loss of $5 thousand. These sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees decreased $99 thousand, or 4.6%, in 2014 compared to 2013, corresponding to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network through an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the investment management and trust department.

Income related to bank-owned life insurance (“BOLI”) was $927 thousand in 2014 compared to $1.0 million for 2013, due to a lower interest crediting rate in 2014.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date.  See Note 3 to Bancorp’s consolidated financial statements for information relating to the acquisition.  The fair value adjustments resulted in net assets acquired in excess of the consideration paid.  Accordingly, a non-taxable gain of $449 thousand was recognized in 2013.

Other non-interest income increased $17 thousand, or 1.0%, during 2014 compared to 2013 due to a variety of factors, none of which were individually significant.

The following table provides a comparison of the components of non-interest expenses for 2014, 2013 and 2012. Below the table is a discussion of significant changes and trends.

				2014/2013		2013/2012
(Dollars in thousands)	2014	2013	2012	Change	%	Change	%

Salaries and employee benefits	$44,687	$41,145	$37,960	$3,542	8.6%	$3,185	8.4%
Net occupancy expense	5,963	5,615	5,651	348	6.2	(36)	(0.6)
Data processing expense	6,393	6,319	5,278	74	1.2	1,041	19.7
Furniture and equipment expense	1,016	1,126	1,306	(110)	(9.8)	(180)	(13.8)
FDIC insurance	1,314	1,431	1,494	(117)	(8.2)	(63)	(4.2)
(Gain) loss on other real estate owned	(271)	652	1,410	(923)	(141.6)	(758)	(53.8)
Acquisition costs	—	1,548	—	(1,548)	(100.0)	1,548	100.0
Other	14,107	13,516	12,373	591	4.4	1,143	9.2

	$73,209	$71,352	$65,472	$1,857	2.6%	$5,880	9.0%

Salaries and benefits are the largest component of non-interest expenses and increased $3.5 million or 8.6% for 2014 compared to 2013, largely due to increased staffing levels, normal increases in salaries, and higher incentive accruals, health insurance costs and stock-based compensation expense.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust, lending and operational functions.  Higher incentive accruals correspond to the increased overall level of 2014 profitability.  At December 31, 2014, Bancorp had 524 full-time equivalent employees compared to 519 at the same date in 2013 and 495 for 2012.

Net occupancy expense increased $348 thousand or 6.2% from 2013 to 2014, largely due to a $150 thousand non-recurring rent refund on a leased facility which lowered rent expense in 2013 and a variety of other factors, none of which is individually significant.  At December 31, 2014 Bancorp had 34 banking center locations including the main office.  In the first quarter of 2015, Bancorp opened an additional leased branch location in the Indianapolis MSA.

Data processing expense increased $74 thousand or 1.2% from 2013 to 2014 due to a variety of factors, none of which is individually significant.  This category includes ongoing computer equipment maintenance costs related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense decreased $110 thousand or 9.8% in 2014, as compared to 2013, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $117 thousand, or 8.2% for the year ended December 31, 2014, as compared to the same period in 2013.  The assessment is calculated quarterly by the FDIC.  The decline in expense is due primarily to a reduction in the assessment rate, driven by improved credit metrics in 2014.

Loss on other real estate owned (OREO) decreased $923 thousand for the year ended December 31, 2014, as compared to the same period of 2013.  Net gains on OREO totaled $271 thousand for 2014 compared to losses totaling $652 thousand for 2013.  Bancorp liquidated several properties at prices greater than their carrying values in the first quarter of 2014 resulting in gains on foreclosed assets.

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

Other non-interest expenses increased $591 thousand, or 4.4% for the year ended December 31, 2014 compared to the same period of 2013.  In 2014, the amortization for certain investments in tax credit partnerships was reclassified in the income statement.  Accordingly, Bancorp recorded $1.1 million in amortization expense as other non-interest expense and reduced income tax expense by $788 thousand.  Other increases included $240 thousand increase in capital-based state taxes and a $137 thousand increase in legal and professional fees.   In the fourth quarter of 2013, Bancorp recorded $1.3 million of amortization of remaining debt issuance costs related to the redemption of its trust preferred securities.  Also included in 2013 was a one-time decrease of $505 thousand in marketing expense related to a debit card rewards program conversion, This category also includes core deposit intangible amortization, mortgage servicing rights (“MSR) amortization, marketing, OREO maintenance, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2014	2013	2012

Income tax expense	$15,281	$11,228	$9,634
Effective tax rate	30.5%	29.2%	27.2%

The increase in the effective tax rate from 2013 to 2014 arose from proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. The reclassification of tax credit investment amortization expense explained above reduced 2014 income tax expense by $788 thousand. The increase in the effective tax rate from 2012 to 2013 is primarily the result of higher tax-exempt interest in 2012 due to a $740 thousand prepayment penalty received on a tax-exempt loan.  For more information regarding income taxes and the effective tax rate see Note 8 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2014/2013		2013/2012
(Dollars in thousands)	2014	2013	2012	Change	%	Change	%

Average earning assets	$2,259,843	$2,096,088	$1,922,134	$163,755	7.8%	$173,954	9.1%
Average interest bearing liabilities	1,664,406	1,582,591	1,488,939	81,815	5.2	93,652	6.3
Average total assets	2,398,430	2,232,868	2,070,967	165,562	7.4	161,901	7.8
Total year end assets	2,563,868	2,389,262	2,148,262	174,606	7.3%	241,000	11.2%

Bancorp has experienced growth in earning assets over the last several years primarily in the area of loans.  From 2013 to 2014, average loans increased 7.1%, or $117.3 million, compared to 7.2% or $110.2 million from 2012 to 2013.  Record loan production of approximately $537 million during 2014 due to increased calling efforts was largely offset by loan payoffs, including the effects of amortization and scheduled maturities.  Average securities available-for-sale increased $55.8 million, or 16.6% from 2013 to 2014, compared to $75.7 million, or 29.0% from 2012 to 2013 as Bancorp deployed funds from deposit growth into longer-term earning assets.

The increase in average interest bearing liabilities from 2013 to 2014 occurred primarily in money market and demand deposits as clients have excess cash and few short-term investment alternatives in the current environment.  Average total interest bearing deposit accounts increased 7.6% and non-interest bearing deposit accounts increased 14.4% in 2014.  Time deposits decreased 9.4% or $34.2 million in 2014, as Bancorp intentionally did not renew higher cost deposits.  Customers migrated from time deposits to demand deposits as low rates did not compensate them for giving up liquidity.  Bancorp continued to utilize fixed rate advances from the FHLB during 2014 as they compared favorably to similar term time deposits.  Bancorp had an average of $35.7 million in outstanding FHLB advances in 2014 compared to $32.5 million and $60.1 million in 2013 and 2012, respectively.  At December 31, 2014 and 2013, federal funds purchased from correspondent banks totaled $47.4 million and $55.3 million, respectively.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Year 2014			Year 2013			Year 2012
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$91,970	$292	0.32%	$99,381	$295	0.30%	$108,828	$320	0.29%
Mortgage loans held for sale	4,120	174	4.22%	5,885	219	3.72%	9,191	344	3.74%
Securities
Taxable	334,293	7,308	2.19%	281,734	5,836	2.07%	210,948	5,419	2.57%
Tax-exempt	58,605	1,677	2.86%	55,385	1,643	2.97%	50,430	1,691	3.35%
FHLB stock and other securities	6,755	257	3.80%	6,916	263	3.80%	6,117	238	3.89%
Loans, net of unearned income	1,764,100	80,352	4.55%	1,646,787	79,216	4.81%	1,536,620	80,592	5.24%

Total earning assets	2,259,843	90,060	3.99%	2,096,088	87,472	4.17%	1,922,134	88,604	4.61%

Less allowance for loan losses	28,954			32,282			31,890
	2,230,889			2,063,806			1,890,244

Non-earning assets
Cash and due from banks	37,504			33,888			31,695
Premises and equipment	39,223			38,691			37,634
Accrued interest receivable and other assets	90,814			96,483			111,394

Total assets	$2,398,430			$2,232,868			$2,070,967

	Year 2014			Year 2013			Year 2012
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$477,434	$496	0.10%	$392,939	$388	0.10%	$317,017	$514	0.16%
Savings deposits	108,386	40	0.04%	96,515	39	0.04%	78,640	61	0.08%
Money market deposits	632,810	1,290	0.20%	585,512	1,228	0.21%	539,395	1,797	0.33%
Time deposits	330,108	2,495	0.76%	364,347	3,356	0.92%	383,008	4,794	1.25%
Securities sold under agreements to repurchase	61,748	140	0.23%	60,737	146	0.24%	59,861	180	0.30%
Federal funds purchased and other short-term borrowings	18,211	29	0.16%	19,546	32	0.16%	19,431	31	0.16%
FHLB advances	35,709	840	2.35%	32,518	887	2.73%	60,113	2,461	4.09%
Long-term debt	—	—	—	30,477	3,090	10.14%	31,474	3,113	9.89%

Total interest bearing liabilities	1,664,406	5,330	0.32%	1,582,591	9,166	0.58%	1,488,939	12,951	0.87%

Non-interest bearing liabilities
Non-interest bearing demand deposits	462,085			404,113			341,534
Accrued interest payable and other liabilities	26,514			26,057			42,943

Total liabilities	2,153,005			2,012,761			1,873,416

Stockholders’ equity	245,425			220,107			197,551

Total liabilities and stockholders’ equity	$2,398,430			$2,232,868			$2,070,967

Net interest income		$84,730			$78,306			$75,653

Net interest spread			3.67%			3.59%			3.74%

Net interest margin			3.75%			3.74%			3.94%

Notes:

•                  Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.

•                  The approximate tax-equivalent adjustments to interest income were $973,000, $1,008,000 and $1,703,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.  These participation loans totaled $8,910,000, $9,990,000 and $27,298,000 for the years ended December 31, 2014, 2013 and 2012.

•                  Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%.  Loan fees, net of deferred costs, included in interest income amounted to $790,000, $1,390,000 and $1,916,000 in 2014, 2013 and 2012, respectively. For 2012, $1,060,000 of the loans fees represented the prepayment penalty on a tax-equivalent basis of one loan payoff.

Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources and credit and liquidity considerations.

Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity.

The carrying value of securities available-for-sale is summarized as follows:

	December 31
(In thousands)	2014	2013
U.S. Treasury and other U.S. government obligations	$70,000	$110,000
Government sponsored enterprise obligations	204,986	137,845
Mortgage-backed securities — government agencies	174,270	172,693
Obligations of states and political subdivisions	62,834	69,493
Corporate equity securities	966	—

	$513,056	$490,031

Corporate equity securities, included in the available-for-sale portfolio at December 31, 2014, consist of common stock in a publicly-traded small business investment company.

There were no securities held-to-maturity as of December 31, 2014, 2013 or 2012.

The maturity distribution and weighted average interest rates of debt securities available-for-sale at December 31, 2014 are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury and other U.S. government obligations	$70,000	(0.03)%	$—	—	$—	—	$—	—
Government sponsored enterprise obligations	36,869	1.41%	91,896	1.44%	7,803	1.99%	68,418	2.61%
Mortgage-backed securities — government agencies	11	1.14%	5,204	2.01%	17,971	1.80%	151,084	2.48%
Obligations of states and political subdivisions	6,721	1.99%	38,284	1.78%	17,829	2.59%	—	—

	$113,601	0.56%	$135,384	1.56%	$43,603	2.16%	$219,502	2.52%

The $70 million of U.S. Treasury securities consisted of short-term treasury bills, which matured in January 2015, purchased in late December 2014 as a state tax strategy.  While the insignificant premium paid for these securities resulted in a negative yield, the tax savings generated exceeded the premium cost. Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on the underlying collateral.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of the December 31 for each of the last five years follows:

(In thousands)	2014	2013	2012	2011	2010

Commercial and industrial	$577,911	$510,739	$426,930	$393,729	$343,956
Construction and development, excluding undeveloped land	95,733	99,719	85,456	116,622	131,346
Undeveloped land (1)	22,268	29,871	45,797	31,015	28,136
Real estate mortgage:
Commercial investment	487,822	430,047	414,084	399,655	343,163
Owner occupied commercial	340,982	329,422	304,114	297,121	336,032
1-4 family residential	195,102	183,700	166,280	154,565	157,983
Home equity - first lien	43,779	40,251	39,363	38,637	39,449
Home equity - junior lien	66,268	63,403	65,790	76,687	91,813
Subtotal: Real estate mortgage	1,133,953	1,046,823	989,631	966,665	968,440
Consumer	38,685	34,198	36,780	36,814	36,547

Total loans	$1,868,550	$1,721,350	$1,584,594	$1,544,845	$1,508,425

(1)         Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

The increases in the commercial and industrial and commercial real estate categories are the result of a consistent relationship-driven business strategy to serve existing and new clients in Bancorp’s local markets.  The decrease in the construction and development category since 2010 reflects migration of loan types as project completions resulted in permanent financing.

Junior lien home equity loans, which comprise 4% of the loan portfolio at December 31, 2014, are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on the value of the collateral.  The overall level of home equity junior liens as a percentage of the overall portfolio and the level of related outstanding commitments have been declining over the last several years.  Demand has declined as consumers push to refinance entire debt into first-lien position loans at historic low rates.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At December 31, 2014 and 2013, the total participated portions of loans of this nature were $8.1 million and $9.4 million respectively.

The following tables detail the amounts of loans at December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are the commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$42,211	$452,290	$83,410	$577,911
Construction and development including undeveloped land	48,112	54,694	15,195	118,001
Real estate mortgage	116,322	690,404	327,227	1,133,953
Consumer	12,548	25,649	488	38,685

Total loans	$219,193	$1,223,037	$426,320	$1,868,550

	Interest Sensitivity
Commercial and industrial loans	Fixed rate	Variable rate
(In thousands)
Due after one but within five years	$204,409	$247,881
Due after five years	75,986	7,424

	$280,395	$255,305

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Non-accrual loans	$5,199	$15,258	$18,360	$18,737	$14,388
Troubled debt restructuring	6,352	7,249	10,969	3,402	2,882
Loans past due 90 days or more and still accruing	329	437	719	1,160	2,044
Non-performing loans	11,880	22,944	30,048	23,299	19,314
Foreclosed property	5,977	5,592	7,364	7,773	5,445
Non-performing assets	$17,857	$28,536	$37,412	$31,072	$24,759

Non-performing loans as a percentage of total loans	0.64%	1.33%	1.90%	1.51%	1.28%
Non-performing assets as a percentage of total assets	0.70%	1.19%	1.74%	1.51%	1.30%
Allowance for loan loss as a percentage of non- performing loans	210%	124%	106%	128%	132%

At December 31, 2014, Loans accounted for as TDR included modifications from original terms such as those due to bankruptcy proceedings, modifications of amortization periods or temporary suspension of principal payments due to customer financial difficulties.  To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions, rather than initiating collection, this would result in an increase in loans accounted for as TDR. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and at December 31, 2014, had a total allowance allocation of $703 thousand, compared to $942 thousand at December 31, 2013.

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type	December 31, 2014	December 31, 2013
(in thousands)

Commercial and industrial	$381	$846
Construction and development, excluding undeveloped land	516	26
Undeveloped land	1,000	7,340
Real estate mortgage - commercial investment	235	1,921
Real estate mortgage - owner occupied commercial	2,081	2,582
Real estate mortgage - 1-4 family residential	950	2,391
Home equity	36	152
Consumer	—	—
Total	$5,199	$15,258

Loans are placed in a non-accrual income status when the prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. The decrease in non-accrual loans primarily reflected the migration of a few credits to other real estate owned and a limited number of partial charge-offs of collateral-dependent loans.   Interest income recorded on non-accrual loans was $284 thousand, $185 thousand, and $157 thousand for 2014, 2013, and 2012, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $376 thousand, $1.2 million, and $1.2 million for 2014, 2013, and 2012, respectively.

In addition to the non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $18.1 million, $22.3 million, and $39.0 million at December 31, 2014, 2013, and 2012, respectively.  These relationships are monitored closely for possible future inclusion in non-performing loans.  Management believes it has adequately reflected the exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 49 basis points from 2013 to 2014, reflecting decreases in non-accrual loans and loans classified as troubled debt restructuring, partially offset by an increase in foreclosed property.  At December 31, 2014 and December 31, 2013, the carrying value of other real estate owned was $6.0 million and $5.6 million, respectively.  In 2014, Bancorp recorded impairment charges on such OREO totaling $157 thousand, compared to $904 thousand in 2013 and $1.5 million in 2012.

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

Adversely rated credits are included on a loan watch list, and are assigned the lowest pass grade available for loans. This list also includes loans requiring closer monitoring due to borrower’s circumstances.  However, these loans have generally not reached a level of adversity which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan. This could include any of the following:

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

During 2013, Bancorp refined its allowance calculation to allocate the portion of the allowance that was previously deemed to be unallocated to be instead included in management’s determination of the appropriate qualitative factors. This refined allowance calculation includes specific allowance allocations to loan portfolio segments for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors

in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Based on this quantitative and qualitative analysis, (credits) provisions are made to the allowance for loan losses.  Such (credits) provisions are reflected as a (benefit to) charge against current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors.  This committee has approved the overall allowance methodology. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb probable inherent losses as of the balance sheet date on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged to expense.

(Dollars in thousands)	2014	2013	2012	2011	2010

Average Loans	$1,773,011	$1,656,777	$1,563,918	$1,529,556	$1,469,116

Balance of allowance for loan losses at beginning of year	$28,522	$31,881	$29,745	$25,543	$20,000
Loans charged off
Commercial and industrial	661	457	4,523	1,015	1,418
Construction and development excluding undeveloped land	250	25	149	1,502	1,461
Undeveloped land	1,753	7,961	1,577	600	750
Real estate mortgage	993	2,758	3,451	5,331	2,450
Consumer	587	763	798	673	687

Total loans charged off	4,244	11,964	10,498	9,121	6,766

Recoveries of loans previously charged off
Commercial and industrial	243	569	84	108	115
Construction and development excluding undeveloped land	—	163	—	—	26
Undeveloped land	166	81	—	—	—
Real estate mortgage	120	584	249	158	163
Consumer	513	658	801	457	536

Total recoveries	1,042	2,055	1,134	723	840

Net loans charged off	3,202	9,909	9,364	8,398	5,926
(Credit) provision for loan losses (credited) charged to expense	(400)	6,550	11,500	12,600	11,469
Balance at end of year	$24,920	$28,522	$31,881	$29,745	$25,543
Ratio of net charge-offs during year to average loans	0.18%	0.60%	0.60%	0.55%	0.40%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2014 charge-offs.

The following table sets forth the allocation of the allowance for loan losses for the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2014	2013	2012	2011	2010

Commercial and industrial	$9,453	$7,644	$5,949	$7,364	$2,796
Construction and development, excluding undeveloped land	788	2,555	1,638	3,536	3,630
Undeveloped land	1,561	5,376	2,898	10	—
Real estate mortgage	12,757	12,604	14,288	11,182	12,203
Consumer	361	343	362	540	623
Unallocated	—	—	6,746	7,113	6,291

Total allowance for loan losses	$24,920	$28,522	$31,881	$29,745	$25,543

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

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2014	2013	2012

(Credit) provision for loan losses to average loans	(0.02)%	0.40%	0.74%
Net charge-offs to average loans	0.18%	0.60%	0.60%
Allowance for loan losses to average loans	1.41%	1.72%	2.04%
Allowance for loan losses to year end loans	1.33%	1.66%	2.01%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $100,000 and IRAs.  These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates offered to depositors, Bancorp is able to influence the amounts of deposits needed to meet its funding requirements.

Average amounts of deposits in Bancorp and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2014		2013		2012
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$462,085	—	$404,113	—	$341,534	—
Interest bearing demand deposits	477,434	0.10%	392,939	0.10%	317,017	0.16%
Savings deposits	108,386	0.04%	96,515	0.04%	78,640	0.08%
Money market deposits	632,810	0.20%	585,512	0.21%	539,395	0.33%
Time deposits	330,108	0.76%	364,347	0.92%	383,008	1.25%

	$2,010,823		$1,843,426		$1,659,594

Maturities of time deposits of $250,000 or more outstanding at December 31, 2014, are summarized as follows:

(In thousands)	Amount

3 months or less	$11,311
Over 3 through 6 months	6,891
Over 6 through 12 months	8,704
Over 12 months	14,231

$41,137

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date.  Bancorp considers these core fundings since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$69,559	0.24%	$62,615	0.23%	$59,045	0.28%
Average during year	61,748	0.23%	60,737	0.24%	59,861	0.30%
Maximum month end balance during year	$69,559		$68,383		$64,582

Subordinated Debentures

Bancorp issued $30 million of 10% cumulative trust preferred securities in 2008.  The trust preferred securities, which qualified as Tier 1 capital, were callable by Bancorp on or after December 31, 2013.  On December 31, 2013, Bancorp redeemed these securities at par value.  Remaining unamortized issuance costs of $1.3 million were recognized as non-interest expense in the fourth quarter of 2013.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold.  Federal funds sold totaled $32.0 million at December 31, 2014. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $513.1 million at December 31, 2014.  The portfolio includes maturities of approximately $113.6 million over the next twelve months, including $95 million of short-term securities which matured in January 2015.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2014, total investment securities pledged for these purposes comprised 51% of the available-for-sale investment portfolio, leaving $250 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, money market deposit accounts and time deposits up to $100,000.  At December 31, 2014, such deposits totaled $2.0 billion and represented 94% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s individual depositors currently maintain historically high balances.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of December 31, 2014, Bancorp had only $5.5 million or 0.3% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At December 31, 2014, the amount of available credit from the FHLB totaled $404.8 million.  See Note 11 to Bancorp’s consolidated financial statements for further information regarding advances from the FHLB.  Also, Bancorp has available federal funds purchased lines with correspondent banks totaling $55 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2014 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Unused loan commitments	$451,963	$262,592	$90,419	$56,534	$42,418
Standby letters of credit	11,040	6,899	4,141	—	—

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities.  Bancorp also has required future payments for a non-qualified defined benefit retirement plan, long-term debt and the maturity of time deposits.  In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue.  Bancorp receives revenue from the relationship which offsets a portion of the expenses over the term of the agreement. See Note 11, Note 15 and Note 18 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, the defined benefit retirement plan and operating leases.

Required payments under such commitments at December 31, 2014 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years

Operating leases	$7,784	$1,457	$2,883	$1,800	$1,644
Defined benefit retirement plan	3,782	84	168	168	3,362
Time deposit maturities	311,330	211,341	85,278	14,711	—
Federal Home Loan Bank advances	36,832	30,385	734	767	4,946
Other	2,000	400	800	800	—

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except per share data)	2014	2013	2012

Stockholders’ equity	$259,895	$229,444	$205,075
Dividends per share	0.88	0.81	0.77
Dividend payout ratio, based on basic EPS	36.82%	42.41%	41.40%
Tier 1 risk-based capital	12.63%	12.29%	13.17%
Total risk-based capital	13.86%	13.54%	14.42%
Leverage Ratio	10.26%	9.75%	10.79%

Since 2008, Bancorp has had no share buyback plan, choosing instead to continue to grow its capital.  Bancorp increased its cash payout to stockholders during 2014 to an annual dividend of $0.88, up from $0.81 per share in 2013. This represents a payout ratio of 36.8% based on basic EPS and an annual yield of 2.76% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in all capital ratios from 2013 to 2014 resulted largely from the growth in retained earnings.  The decline in the ratios from

2012 to 2013 reflected the redemption of the $30 million of trust preferred securities, net of the issuance of $12.2 million of common stock for the Oldham transaction.  See Note 12 to Bancorp’s consolidated financial statements for more detail regarding the redemption of trust preferred securities and Note 3 for more information regarding the Oldham transaction.  Note 22 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank.  Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

The final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  Management believes that as of December 31, 2014, Bancorp meets the requirements to be considered well-capitalized under the new rules.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income (loss) was $2.1 million and $(2.2) million at December 31, 2014 and 2013, respectively. The $4.3 million increase is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2014 on the valuation of Bancorp’s portfolio of securities available-for-sale.

The following table presents various key financial ratios:

	Years ended December 31
	2014	2013	2012

Return on average assets	1.45%	1.22%	1.25%
Return on average stockholders’ equity	14.19%	12.34%	13.06%
Average stockholders’ equity to average assets	10.23%	9.86%	9.54%

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

The portfolio of investment securities available-for-sale is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), obligations of state and political subdivisions and corporate equity securities.  U.S. Treasury and corporate equity securities are priced using quoted prices of identical securities in an active market. These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2014.

Mortgage loans held for sale are recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2.

MSRs, carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2014 and 2013 there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral.  Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring.  For impaired loans, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance.  At December 31, 2014 and December 31, 2013, carrying value of impaired loans was $6.4 million and $9.1 million, respectively.  These measurements are classified as Level 3.

Other real estate owned, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is determined from external appraisals using judgments and estimates of external professionals.  Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For the purposes of the tables in Note 19, fair value for OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value, and is therefore not included in the table in Note 19. The losses represent write-downs which occurred during the period indicated. At December 31, 2014 2013, the carrying value of other real estate owned was $6.0 million and $5.6 million, respectively.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

	December 31,
(in thousands, except per share data)	2014	2013

Total equity	$259,895	$229,444
Less core deposit intangible	(1,820)	(2,151)
Less goodwill	(682)	(682)

Tangible common equity	$257,393	$226,611

Total assets	$2,563,868	$2,389,262
Less core deposit intangible	(1,820)	(2,151)
Less goodwill	(682)	(682)

Total tangible assets	$2,561,366	$2,386,429

Total shareholders’ equity to total assets	10.14%	9.60%
Tangible common equity ratio	10.05%	9.50%

Number of outstanding shares	14,745	14,609

Book value per share	$17.63	$15.71
Tangible common equity per share	17.46	15.51

The following table provides a reconciliation of net interest margin in accordance with US GAAP to normalized net interest margin. Bancorp provides this information to illustrate the trend in net interest margin sequentially from 2012 through 2014 and to show the impact of prepayment fees and late charges on net interest margin.

Reconciliation of Net Interest Margin to Normalized

	2014	2013	2012
Net interest margin	3.75%	3.74%	3.94%

Prepayment penalties / late charges	(0.05)	(0.08)	(0.06)

Normalized net interest margin	3.70%	3.66%	3.88%

Recently Issued Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments — Equity Method and Joint Ventures — Accounting for Investments in Qualified Affordable Housing Projects, which allows investors in qualified affordable housing projects through limited liability entities that meet specified conditions to recognize the amortization of the investments as a component of income tax expense.  Under the proportional amortization method, as defined in the ASU, the cost of the investments will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return.  The ASU is required to be applied retrospectively, for those investors electing the proportional amortization method. However, if an investor uses the effective yield method to account for its investments in qualified affordable housing projects, it may continue to apply the effective yield method for those preexisting investments. The ASU is effective for annual and interim periods beginning after December 15, 2014.  Because Bancorp currently accounts for its investments in affordable housing projects under the effective yield method, the adoption of ASU 2014-01 is not expected to have a material impact on Bancorp’s operations or financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2016.  Bancorp is still evaluating the potential impact of adoption of ASU 2014-09.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013

Assets
Cash and due from banks	$42,216	$34,519
Federal funds sold and interest bearing due from banks	32,025	36,251
Cash and cash equivalents	74,241	70,770

Mortgage loans held for sale	3,747	1,757
Securities available-for-sale (amortized cost of $509,276 in 2014 and $493,066 in 2013)	513,056	490,031
Federal Home Loan Bank stock and other securities	6,347	7,347

Loans	1,868,550	1,721,350
Less allowance for loan losses	24,920	28,522
Net loans	1,843,630	1,692,828

Premises and equipment, net	39,088	39,813
Bank owned life insurance	30,107	29,180
Accrued interest receivable	5,980	5,712
Other assets	47,672	51,824

Total assets	$2,563,868	$2,389,262

Liabilities
Deposits
Non-interest bearing	$523,947	$423,350
Interest bearing	1,599,680	1,557,587
Total deposits	2,123,627	1,980,937

Securities sold under agreements to repurchase	69,559	62,615
Federal funds purchased	47,390	55,295
Accrued interest payable	131	128
Other liabilities	26,434	26,514
Federal Home Loan Bank advances	36,832	34,329

Total liabilities	2,303,973	2,159,818

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized; issued and outstanding 14,744,684 shares in 2014 and 14,608,556 shares in 2013	10,035	9,581
Additional paid-in capital	38,191	33,255
Retained earnings	209,584	188,825
Accumulated other comprehensive income (loss)	2,085	(2,217)

Total stockholders’ equity	259,895	229,444

Total liabilities and stockholders’ equity	$2,563,868	$2,389,262

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2014	2013	2012

Interest income
Loans	$79,884	$78,703	$79,398
Federal funds sold	292	295	320
Mortgage loans held for sale	174	219	344
Securities
Taxable	7,565	6,099	5,657
Tax-exempt	1,172	1,148	1,182

Total interest income	89,087	86,464	86,901

Interest expense
Deposits	4,321	5,011	7,166
Securities sold under agreements to repurchase	140	146	180
Federal funds purchased	29	32	31
Federal Home Loan Bank advances	840	887	2,461
Subordinated debentures	—	3,090	3,113

Total interest expense	5,330	9,166	12,951
Net interest income	83,757	77,298	73,950

(Credit) provision for loan losses	(400)	6,550	11,500
Net interest income after provision for loan losses	84,157	70,748	62,450

Non-interest income
Investment management and trust services	18,212	16,287	14,278
Service charges on deposit accounts	8,883	8,986	8,516
Bankcard transaction revenue	4,673	4,378	3,985
Mortgage banking revenue	2,653	3,978	5,771
Loss on sales of securities available-for-sale	(9)	(5)	—
Brokerage commissions and fees	2,060	2,159	2,593
Bank owned life insurance income	927	1,031	1,006
Gain on acquisition	—	449	—
Other	1,756	1,739	2,308

Total non-interest income	39,155	39,002	38,457

Non-interest expenses
Salaries and employee benefits	44,687	41,145	37,960
Net occupancy expense	5,963	5,615	5,651
Data processing expense	6,393	6,319	5,278
Furniture and equipment expense	1,016	1,126	1,306
FDIC insurance	1,314	1,431	1,494
Acquisition costs	—	1,548	—
(Gain) loss on other real estate owned	(271)	652	1,410
Other	14,107	13,516	12,373

Total non-interest expenses	73,209	71,352	65,472

Income before income taxes	50,103	38,398	35,435
Income tax expense	15,281	11,228	9,634
Net income	$34,822	$27,170	$25,801
Net income per share, basic	$2.39	$1.91	$1.86
Net income per share, diluted	$2.36	$1.89	$1.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2014	2013	2012

Net income	$34,822	$27,170	$25,801
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period (net of tax of $2,383, $(4,234), and $(24), respectively)	4,423	(7,863)	(45)
Unrealized gains on hedging instruments:
Unrealized gains arising during the period (net of tax of $0, $8, and $0, respectively)	—	16	—
Minimum pension liability adjustment (net of tax of $(69), $111, and $2, respectively)	(127)	206	4
Reclassification adjustment for securities losses reclassified out of other comprehensive income into loss on sale of securities available-for-sale (net of tax of $3, $2, and $0, respectively)	6	3	—

Other comprehensive income (loss)	4,302	(7,638)	(41)

Comprehensive income	$39,124	$19,532	$25,760

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For each of the years in the three year period ended December 31, 2014
					Accumulated
	Common stock		Additional		other
(In thousands, except per share	Number of		paid-in	Retained	comprehensive
data)	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2011	13,819	$6,953	$14,599	$160,672	$5,462	$187,686

Net income	—	—	—	25,801	—	25,801
Other comprehensive income, net of tax	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	1,481	—	—	1,481
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	70	233	1,166	(2)	—	1,397
Shares issued for non-vested restricted stock	57	190	1,108	(1,298)	—	—
Cash dividends, $0.77 per share	—	—	—	(10,691)	—	(10,691)
Shares repurchased and cancelled	(31)	(103)	(623)	168	—	(558)

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

Net income	—	—	—	27,170	—	27,170
Other comprehensive loss, net of tax	—	—	—	—	(7,638)	(7,638)
Stock compensation expense	—	—	1,940	—	—	1,940
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	151	503	3,041	(169)	—	3,375
Shares issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—
Stock issued for acquisition	531	1,769	10,429	—	—	12,198
Cash dividends, $0.81 per share	—	—	—	(11,670)	—	(11,670)
Shares repurchased and cancelled	(43)	(148)	(969)	111	—	(1,006)

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

Net income	—	—	—	34,822	—	34,822
Other comprehensive income, net of tax	—	—	—	—	4,302	4,302
Stock compensation expense	—	—	2,016	—	—	2,016
Stock issued for exercise of stock options and dividend reinvestment plan, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	126	419	2,889	(114)	—	3,194
Shares issued for non-vested restricted stock	48	160	994	(1,155)	—	(1)
Cash dividends, $0.88 per share	—	—	—	(12,924)	—	(12,924)
Shares repurchased and cancelled	(38)	(125)	(963)	130	—	(958)

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(in thousands)	2014	2013	2012

Operating activities
Net income	$34,822	$27,170	$25,801
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(400)	6,550	11,500
Depreciation, amortization and accretion, net	7,413	7,969	4,964
Deferred income tax (benefit) expense	(318)	570	(2,933)
Loss on sale of securities available-for-sale	9	5	—
Gains on sales of mortgage loans held for sale	(1,576)	(2,657)	(4,321)
Origination of mortgage loans held for sale	(89,069)	(149,745)	(241,128)
Proceeds from sale of mortgage loans held for sale	88,655	164,692	235,783
Bank owned life insurance income	(927)	(1,031)	(1,006)
Increase in value of private investment fund	—	—	(637)
Proceeds from liquidation of private investment fund	—	—	2,846
(Gain) loss on other real estate owned	(271)	652	1,410
Loss on the disposal of premises and equipment	33	51	190
Gain on acquisition	—	(449)	—
Stock compensation expense	2,016	1,940	1,481
Excess tax benefits from share-based compensation arrangements	(378)	(265)	(83)
(Increase) decrease in accrued interest receivable and other assets	(235)	736	769
Increase (decrease) in accrued interest payable and other liabilities	112	2,141	(19,840)
Net cash provided by operating activities	39,886	58,329	14,796

Investing activities
Purchases of securities available-for-sale	(328,894)	(443,969)	(488,390)
Proceeds from sale of securities available-for-sale	7,732	696	—
Proceeds from maturities of securities available-for-sale	304,078	406,385	452,447
Net increase in loans	(156,200)	(112,156)	(53,599)
Purchases of premises and equipment	(2,525)	(2,365)	(3,301)
Acquisition, net of cash acquired	—	8,963	—
Proceeds from disposal of equipment	344	—	3
Proceeds from sale of other real estate owned	5,507	6,578	2,976
Net cash used in investing activities	(169,958)	(135,868)	(89,864)

Financing activities
Net increase in deposits	142,690	78,809	163,954
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(961)	39,551	(27,702)
Proceeds from Federal Home Loan Bank advances	42,740	12,510	31,462
Repayments of Federal Home Loan Bank advances	(40,237)	(10,063)	(60,011)
Repayments of subordinated debentures	—	(30,900)	(10,000)
Issuance of common stock for options and dividend reinvestment plan	2,473	2,435	961
Excess tax benefits from share-based compensation arrangements	378	265	83
Common stock repurchases	(616)	(331)	(205)
Cash dividends paid	(12,924)	(11,670)	(10,691)
Net cash provided by financing activities	133,543	80,606	87,851
Net increase in cash and cash equivalents	3,471	3,067	12,783
Cash and cash equivalents at beginning of year	70,770	67,703	54,920
Cash and cash equivalents at end of period	$74,241	$70,770	$67,703

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2014 presentation.  Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

In addition to traditional commercial and personal banking activities, Bancorp has an investment management and trust department offering a wide range of investment management, retirement planning, trust and estate administration and financial planning services. Bancorp’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana and Cincinnati, Ohio.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (US GAAP) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, and estimated income tax assets, liabilities and expense.

Cash Equivalents and Cash Flows

Cash and cash equivalents include cash and due from banks and Federal funds sold as segregated in the accompanying consolidated balance sheets.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2014 as follows:

	Years ended December 31
(in thousands)	2014	2013	2012

Cash payments:
Income tax payments	$13,042	$8,350	$10,685
Cash paid for interest	5,327	9,210	13,017
Non-cash transactions:
Transfers from loans to other real estate owned	$5,798	$5,246	$4,486

Securities

Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification basis.  Declines in fair value of investment securities available-for-sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security.  If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in gains (losses) on sales of securities available-for-sale in the consolidated statements of income.  See Note 4 to Bancorp’s consolidated financial statements for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. All of these loans are covered by investor commitments.

Loans

Loans are stated at the unpaid principal balance plus deferred loan origination fees, net of deferred loan costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Interest income is recorded on a cash basis during the period a loan is on non-accrual status so long as the recovery of principal is reasonably assured.  Non-accrual loans may be returned to accrual status once prospects for recovering both principal and accrued interest are reasonably assured.  Loans are accounted for as troubled debt restructuring when Bancorp, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  If a loan is restructured at a market rate for a new loan with comparable risk, no principal forgiveness has been granted, and the loan is not impaired based on the terms specified by the restructuring agreement, it shall be removed from restructured status generally after six months of performance.

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

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable inherent losses on outstanding loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Prior to 2013, management measured the appropriateness of the allowance for loan losses in its entirety using (a) quantitative (historical loss rates) and qualitative factors (management adjustment factors); (b) specific allocations on impaired loans, and (c) an unallocated amount.  The unallocated amount was evaluated on the loan portfolio in its entirety and was based on additional factors, such as national and local economic trends and conditions, changes in volume and severity of past due loans, volume of non-accrual loans, volume and severity of adversely classified or graded loans and other factors and trends that affect specific loans and categories of loans, such as a heightened risk in the commercial and industrial loan portfolios.  Bancorp utilized the sum of all allowance amounts derived as described above, including a reasonable unallocated allowance, as an indicator of the appropriate level of allowance for loan and lease losses.

During 2013, Bancorp refined its allowance calculation to allocate the portion of allowance that was previously deemed to be unallocated to instead be included in management’s determination of appropriate qualitative factors. This refined allowance calculation includes specific allowance allocations for qualitative factors including, among other factors, (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors for additional allowance allocations, including changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

Based on this quantitative and qualitative analysis, (credits) provisions are made to the allowance for loan losses.  Such (credits) provisions are reflected as a (benefit to) charge against current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported quarterly to the Audit Committee of the Board of Directors.  This committee has approved the overall methodology. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

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

Acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that Bancorp would be unable to collect all contractually required payments were specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as accretable discount and will be recognized as interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require Bancorp to evaluate the need for an allowance for loan losses on these loans.  Subsequent improvements in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which Bancorp will reclassify as an accretable discount that will be recognized into interest income over the remaining life of the loan using the interest method. Bancorp’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on credit-impaired acquired loans would be first applied to non-accretable discount.

For acquired loans that are not deemed impaired at acquisition, the methods used to estimate the required allowance for loan losses for acquired loans is the same for originated loans except that any initial fair value adjustment is taken into consideration when calculating any required allowance.

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

Bancorp’s investment in a domestic private investment fund was comprised of bank and other financial industry securities and was accounted for as an equity-method investment in accordance with US GAAP until its liquidation in 2012.

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

Realization of deferred tax assets associated with the investment in partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year-end 2014.  No valuation allowance for deferred tax assets was recorded as of December 31, 2013 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences and capital loss carryforwards within the carryforward period.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted.  As of December 31, 2014 and 2013, the gross amount of unrecognized tax benefits was $40,000.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.  Stock Yards Bancorp, Inc. and its wholly-owned subsidiary file consolidated income tax returns in applicable jurisdictions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2014 and 2013, the amount accrued for the potential payment of interest and penalties was $2,000.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits as well as tax deductible losses. The tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using an effective yield method over the life of the investment. In 2014, the amortization method for investments in new markets and historic tax credit partnerships was changed from the effective yield method to the flow through method. The flow through method matches the amortization period with the time frame over which the credits are realized and amortization expense is recorded as other non-interest expense.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available-for-sale investment securities and cash flow hedging instruments, net of taxes, and minimum pension liability adjustments, net of taxes.

Segment Information

Bancorp provides a broad range of financial services to individuals, corporations and others through its thirty-four full service banking locations as of December 31, 2014.  These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and investment management and trust activities.  Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

Stock-Based Compensation

For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Bancorp had no fair value hedging relationships at December 31, 2014 or 2013. Bancorp does not use derivatives for trading or speculative purposes.

See Note 21 to the consolidated financial statement for more information regarding derivatives.

(2) Restrictions on Cash and Due from Banks

Bancorp is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $1,720,000 and $1,105,000 at December 31, 2014 and 2013, respectively, and is within federal funds sold and interest bearing due from banks in the consolidated balance sheet.

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

Bancorp recorded a core deposit intangible of $2.5 million which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable.  At December 31, 2014, the unamortized core deposit intangible was $1.8 million.  See Note 7 for details on the core deposit intangible.

In many cases, determining the fair value of acquired assets and assumed liabilities required Bancorp to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans. Below is an analysis of the fair value of acquired loans as of December 31, 2014.

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

In connection with the Oldham acquisition, Bancorp incurred expenses totaling $1.5 million related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of conversion of systems and/or integration of operations.

(4) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized
December 31, 2014	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$70,000	$—	$—	$70,000
Government sponsored enterprise obligations	203,531	2,017	562	204,986
Mortgage-backed securities - government agencies	173,573	2,042	1,345	174,270
Obligations of states and political subdivisions	61,416	1,560	142	62,834
Corporate equity securities	756	210	—	966

Total securities available-for-sale	$509,276	$5,829	$2,049	$513,056

(in thousands)	Amortized	Unrealized
December 31, 2013	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$110,000	$—	$—	$110,000
Government sponsored enterprise obligations	138,094	1,623	1,872	137,845
Mortgage-backed securities - government agencies	176,524	1,391	5,222	172,693
Obligations of states and political subdivisions	68,448	1,473	428	69,493

Total securities available-for-sale	$493,066	$4,487	$7,522	$490,031

There were no securities held-to-maturity as of December 31, 2014 or 2013.

Corporate equity securities, included in the available-for-sale portfolio at December 31, 2014, consist of common stock in a publicly-traded small business investment company.

In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  In 2013, Bancorp sold obligations of state and political subdivisions with total fair market value of $696 thousand, generating a loss of $5 thousand. These sales were made in the ordinary course of portfolio management. In 2012, there were no securities sold. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

A summary of the available-for-sale investment securities by maturity groupings as of December 31, 2014 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$113,369	$113,589
Due after 1 but within 5 years	128,738	130,181
Due after 5 but within 10 years	25,044	25,632
Due after 10 years	67,796	68,418
Corporate equity securities	756	966
Mortgage-backed securities - government agencies	173,573	174,270

Total securities available for sale	$509,276	$513,056

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

Securities with a carrying value of approximately $263.1 million at December 31, 2014 and $243.5 million at December 31, 2013 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

At year end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2014 and 2013, not recognized in the statements of income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

December 31, 2014
Government sponsored enterprise obligations	$36,979	$30	$26,848	$532	$63,827	$562
Mortgage-backed securities - government agencies	4,038	77	49,325	1,268	53,363	1,345
Obligations of states and political subdivisions	12,655	67	6,297	75	18,952	142

Total temporarily impaired securities	$53,672	$174	$82,470	$1,875	$136,142	$2,049

December 31, 2013
Government sponsored enterprise obligations	$76,755	$1,429	$4,353	$443	$81,108	$1,872
Mortgage-backed securities - government agencies	112,652	4,400	8,752	822	121,404	5,222
Obligations of states and political subdivisions	22,092	405	1,211	23	23,303	428

Total temporarily impaired securities	$211,499	$6,234	$14,316	$1,288	$225,815	$7,522

The applicable dates for determining when securities are in an unrealized loss position are December 31, 2014 and 2013. As such, it is possible that a security had a market value higher than its amortized cost on other days during the past twelve months, but is not in the “Investments with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as expense because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 80 and 155 separate investment positions as of December 31, 2014 and 2013, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

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

(5) Loans

The composition of loans by primary loan portfolio segment follows:

	December 31,
(In thousands)	2014	2013
Commercial and industrial	$577,911	$510,739
Construction and development, excluding undeveloped land	95,733	99,719
Undeveloped land	22,268	29,871
Real estate mortgage	1,133,953	1,046,823
Consumer	38,685	34,198

	$1,868,550	$1,721,350

Loan balances include deferred loan origination fees, net of deferred loan costs. At December 31, 2014 and 2013, net deferred loan costs exceeded deferred loan fees, resulting in net balances of ($331) thousand, compared to ($139) thousand at December 31, 2013.  During 2013 and 2014, deferred loan origination costs exceeded deferred fees for new loans, resulting in the net balance decrease.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  The participated portions of these loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities.  At December 31, 2014 and 2013, the total participated portions of loans of this nature were $8.1 million and $9.4 million respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

(in thousands) Loans to directors and executive officers	Year ended December 31,
	2014	2013
Balance as of January 1	$8,667	$6,099
New loans	—	2,210
Repayment of term loans	1,222	892
Changes in balances of revolving lines of credit	4,345	1,250
Balance as of December 31	$11,790	$8,667

None of the loans to directors and executive officers were past due or considered potential problem loans during 2014 or 2013.

The following tables present the balance in the recorded investment in loans and roll-forward of allowance for loan losses by portfolio segment and based on impairment evaluation method as of December 31, 2014, 2013 and 2012.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$577,911	$95,733	$22,268	$1,133,953	$38,685	$1,868,550

Loans individually evaluated for impairment	$6,239	$516	$1,000	$3,720	$76	$11,551

Loans collectively evaluated for impairment	$571,600	$94,603	$21,268	$1,129,766	$38,600	$1,855,837

Loans acquired with deteriorated credit quality	$72	$614	$—	$467	$9	$1,162

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	—	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	—	(4,244)
Recoveries	243	—	166	120	513	—	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$—	$24,920

Allowance for loans individually evaluated for impairment	$529	$15	$500	$256	$76	$—	$1,376

Allowance for loans collectively evaluated for impairment	$11,290	$706	$1,045	$10,285	$218	$—	$23,544

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2013	industrial	land	land	mortgage	Consumer	Total

Loans	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$98,428	$22,531	$1,038,824	$34,095	$1,696,413

Loans acquired with deteriorated credit quality	$625	$1,265	$—	$521	$19	$2,430

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$1,638	$2,898	$14,288	$362	$6,746	$31,881
Provision	1,583	779	10,358	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	—	(11,964)
Recoveries	569	163	81	584	658	—	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522

Allowance for loans individually evaluated for impairment	$762	$—	$—	$606	$84	$—	$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$—	$27,070

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Type of loan
(in thousands)	Commercial	Construction	Real estate
December 31, 2012	and industrial	and development	mortgage	Consumer	Total

Loans	$426,930	$131,253	$989,631	$36,780	$1,584,594

Loans individually evaluated for impairment	$8,667	$10,863	$9,795	$4	$29,329

Loans collectively evaluated for impairment	$418,263	$120,390	$979,836	$36,776	$1,555,265

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

	Commercial	Construction	Real estate
	and industrial	and development	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2011	$7,364	$3,546	$11,182	$540	$7,113	$29,745
Provision	3,024	2,716	6,308	(181)	(367)	11,500
Charge-offs	(4,523)	(1,726)	(3,451)	(798)	—	(10,498)
Recoveries	84	—	249	801	—	1,134
At December 31, 2012	$5,949	$4,536	$14,288	$362	$6,746	$31,881

Allowance for loans individually evaluated for impairment	$156	$2,898	$563	$—	$—	$3,617

Allowance for loans collectively evaluated for impairment	$5,793	$1,638	$13,725	$362	$6,746	$28,264

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The considerations by Bancorp in computing its allowance for loan losses are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

•                  Commercial and industrial loans:  Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan category.

•                  Construction and development, excluding undeveloped land:  Loans in this category primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. This category also includes commercial development projects Bancorp finances, which in most cases require only interest to be paid during construction, and then convert to permanent financing requiring principal amortization. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

•                  Undeveloped land:  Loans in this category are secured by land initially acquired for development by the borrower, but for which no development has yet taken place.  Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns.  Credit risk is also affected by market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.  Prior to 2013 loans in this category were recorded within construction and development loans.

•                  Real estate mortgage:  Loans in this category are made to and secured by owner-occupied residential real estate, income-producing investment properties and owner-occupied real estate used for business purposes.  Repayment is dependent on the credit quality of the individual borrower. The underlying properties are generally located largely in Bancorp’s primary market area. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan category. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality.  In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

•                  Consumer:  Loans in this category may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobiles). Therefore, the overall health of the economy, including unemployment rates and housing prices, will have a significant effect on the credit quality in this loan category.

During 2013, Bancorp refined its allowance calculation to allocate the portion of the allowance that was previously deemed to be unallocated to instead be included in management’s determination of the appropriate qualitative factors. This refined allowance calculation included specific allowance allocations to loan portfolio segments for qualitative factors including, among other factors, (i) national and local economic and business conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Because Bancorp refined its allowance calculation during 2013 such that it no longer maintains unallocated allowance, Bancorp’s allocation of its allowance by loan segment at December 31, 2014 and 2013 are not comparable with prior periods.

Also in 2013, as a result of analyses of non-performing loan metrics, Bancorp expanded the classifications for loans to include undeveloped land, which was previously recorded within construction and development loans.

Bancorp has loans that were acquired in the Oldham acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at December 31, 2014 and 2013. Changes in the interest component of the fair value adjustment for acquired impaired loans for the years ended December 31, 2013 and 2014 are shown in the following table:

(in thousands)	Accretable discount	Non-accretable discount
Balance at December 31, 2012	$—	$—
Additions due to Oldham acquisition	174	372
Accretion	(37)	(3)
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at December 31, 2013	137	369

Accretion	(75)	(103)
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at December 31, 2014	$62	$266

Accretion in the non-accretable discount column represents accretion recorded upon payoff of loans.

The following tables present loans individually evaluated for impairment as of December 31, 2014 and 2013.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$396	$408	$—	$896
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	500	3,188	—	5,708
Real estate mortgage	2,803	3,240	—	2,999
Consumer	—	—	—	—
Subtotal	3,725	6,987	—	9,629

Loans with an allowance recorded
Commercial and industrial	$5,843	$6,318	$529	$6,697
Construction and development, excluding undeveloped land	490	490	15	196
Undeveloped land	500	1,596	500	100
Real estate mortgage	917	917	256	1,995
Consumer	76	76	76	80
Subtotal	7,826	9,397	1,376	9,068

Total
Commercial and industrial	$6,239	$6,726	$529	$7,593
Construction and development, excluding undeveloped land	516	641	15	222
Undeveloped land	1,000	4,784	500	5,808
Real estate mortgage	3,720	4,157	256	4,994
Consumer	76	76	76	80
Total	$11,551	$16,384	$1,376	$18,697

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2013	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$830	$974	$—	$4,499
Construction and development, excluding undeveloped land	26	151	—	54
Undeveloped land	7,340	9,932	—	3,272
Real estate mortgage	3,731	5,069	—	5,559
Consumer	—	—	—	3
Subtotal	11,927	16,126	—	13,387

Loans with an allowance recorded
Commercial and industrial	$6,749	$6,749	$762	$3,806
Construction and development, excluding undeveloped land	—	—	—	259
Undeveloped land	—	—	—	7,152
Real estate mortgage	3,747	4,065	606	3,705
Consumer	84	84	84	34
Subtotal	10,580	10,898	1,452	14,956

Total
Commercial and industrial	$7,579	$7,723	$762	$8,305
Construction and development, excluding undeveloped land	26	151	—	313
Undeveloped land	7,340	9,932	—	10,424
Real estate mortgage	7,478	9,134	606	9,264
Consumer	84	84	84	37
Total	$22,507	$27,024	$1,452	$28,343

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Interest income on impaired or non-accrual loans (cash basis) was $284 thousand, $185 thousand and $157 thousand in 2014, 2013, and 2012, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $376 thousand, $1.2 million and $1.2 million in 2014, 2013 and 2012, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $329 thousand and $437 thousand at December 31, 2014 and 2013, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2014 and 2013.

(In thousands)	2014	2013

Commercial and industrial	$381	$846
Construction and development, excluding undeveloped land	516	26
Undeveloped land	1,000	7,340
Real estate mortgage	3,302	7,046
Consumer	—	—

Total	$5,199	$15,258

On December 31, 2014 and 2013, Bancorp had $6.4 million and $7.2 million of accruing loans classified as TDR, respectively.

Bancorp did not modify and classify any additional loans as TDR during the year ended December 31, 2014. The following table presents the recorded investment in loans modified and classified as TDR during the year ended December 31, 2013.

(dollars in thousands)	Number of	Recorded
December 31, 2013	contracts	investment

Commercial & industrial	1	$796
Real estate mortgage	1	85
Total	2	$881

Bancorp did not have any loans accounted for as TDR that were restructured and experienced a payment default within the previous year as of December 31, 2014. The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default during the year ending December 31, 2013.

(dollars in thousands)	Number of	Recorded
December 31, 2013	Contracts	investment

Commercial & industrial	1	$790
Real estate mortgage	2	2,425

Total	3	$3,215

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at December 31, 2014, had a total allowance allocation of $703 thousand, compared to $942 thousand at December 31, 2013.

At December 31, 2014 and 2013, Bancorp had outstanding commitments to lend additional funds totaling $458 thousand and $262 thousand, respectively, to borrowers whose loans have been modified as TDR.

The following table presents the aging of the recorded investment in loans as of December 31, 2014 and 2013.

			Greater
			than				Recorded
			90 days				investment
			past due				> 90 days
	30-59 days	60-89 days	(includes	Total		Total	and
(in thousands)	past due	past due	non-accrual)	past due	Current	loans	accruing

December 31, 2014

Commercial and industrial	$3,860	$3	$382	$4,245	$573,666	$577,911	$1
Construction and development, excluding undeveloped land	69	—	757	826	94,907	95,733	241
Undeveloped land	—	—	1,000	1,000	21,268	22,268	—
Real estate mortgage	4,536	1,532	3,389	9,457	1,124,496	1,133,953	87
Consumer	43	18	—	61	38,624	38,685	—

Total	$8,508	$1,553	$5,528	$15,589	$1,852,961	$1,868,550	$329

December 31, 2013

Commercial and industrial	$808	$201	$1,268	$2,277	$508,462	$510,739	$421
Construction and development, excluding undeveloped land	429	—	26	455	99,264	99,719	—
Undeveloped land	—	—	7,340	7,340	22,531	29,871	—
Real estate mortgage	4,529	1,180	7,062	12,771	1,034,052	1,046,823	16
Consumer	110	—	—	110	34,088	34,198	—

Total	$5,876	$1,381	$15,696	$22,953	$1,698,397	$1,721,350	$437

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

As of December 31, 2014 and 2013, the internally assigned risk grades of loans by category were as follows:

		Construction
		and
		development,
		excluding
	Commercial	undeveloped	Undeveloped	Real estate
(in thousands)	and industrial	land	land	mortgage	Consumer	Total
December 31, 2014
Grade
Pass	$553,739	$88,389	$20,578	$1,114,116	$38,533	$1,815,355
Special mention	6,215	4,867	530	13,112	76	24,800
Substandard	11,717	1,720	160	2,918	—	16,515
Substandard non-performing	6,240	757	1,000	3,807	76	11,880
Doubtful	—	—	—	—	—	—
Total	$577,911	$95,733	$22,268	$1,133,953	$38,685	$1,868,550

December 31, 2013
Grade
Pass	$486,140	$87,896	$22,366	$1,014,216	$34,028	$1,644,646
Special mention	12,983	7,091	—	17,916	86	38,076
Substandard	3,616	4,706	165	7,197	—	15,684
Substandard non-performing	8,000	26	7,340	7,494	84	22,944
Doubtful	—	—	—	—	—	—
Total	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

(6) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2014	2013

Land	$6,733	$6,803
Buildings and improvements	43,818	43,259
Furniture and equipment	18,426	17,149
Construction in progress	305	231

	69,282	67,442

Accumulated depreciation and amortization	(30,194)	(27,629)

Total premises and equipment	$39,088	$39,813

Depreciation expense related to premises and equipment was $2.9 million in 2014, $3.0 million in 2013 and $3.1 million in 2012.

(7) Other Assets

A summary of major components of other assets as of December 31, 2014 and 2013 follows:

(in thousands)	2014	2013

Net deferred tax asset	$12,377	$14,554
Cash surrender value of life insurance other than BOLI	12,019	10,949
Other real estate owned and other foreclosed property	5,977	5,592
Investments in tax credit related ventures	5,090	5,506
Other short term receivables	2,149	1,624
Core deposit intangible	1,820	2,151
Mortgage servicing rights (MSRs)	1,131	1,832
Goodwill	682	682
Investment in bank in expansion market	520	520
Other	5,907	8,414

Total	$47,672	$51,824

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at December 31, 2014 and 2013 were $3.4 million and $4.0 million, respectively.  Total outstanding principal balances of loans serviced for others were $421.1 million and $435.3 million at December 31, 2014, and 2013 respectively.

Changes in the net carrying amount of MSRs for the years ended December 31, 2014 and 2013 are shown in the following table.

(in thousands)	2014	2013

Balance at January 1	$1,832	$2,088
Originations	258	776
Amortization	(959)	(1,032)

Balance at December 31	$1,131	$1,832

(8) Income Taxes

Components of income tax expense (benefit) from operations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012

Current tax expense
Federal	$14,958	$10,322	$11,895
State	641	336	672
Total current tax expense	15,599	10,658	12,567

Deferred tax (benefit) expense
Federal	(385)	450	(2,800)
State	26	120	(133)
Total deferred tax benefit	(359)	570	(2,933)
Change in valuation allowance	41	—	—

Total income tax expense	$15,281	$11,228	$9,634

Components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2014, 2013, and 2012 were as follows:

(In thousands)	2014	2013	2012

Unrealized gain (loss) on securities available for sale	$2,383	$(4,234)	$(24)
Reclassification adjustment for securities losses realized in income	3	2	—
Unrealized gain on derivatives	—	8	—
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(378)	(265)	(83)
Minimum pension liability adjustment	(69)	111	2

Total income tax (benefit) expense recorded directly to stockholders’ equity	$1,939	$(4,378)	$(105)

An analysis of the difference between the statutory and effective tax rates from operations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year ended December 31,
	2014	2013	2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(1.5)	(2.1)	(3.8)
Tax credits	(3.1)	(2.5)	(2.2)
Cash surrender value of life insurance	(1.4)	(2.0)	(1.9)
State income taxes	0.9	0.8	1.0
Nontaxable gain on acquisition	—	(0.4)	—
Nondeductible acquisition costs	—	0.2	—
Other, net	0.6	0.2	(0.9)
	30.5%	29.2%	27.2%

The increase in the effective tax rate from 2013 to 2014 arose from proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense in 2014. The increase in the effective tax rate from 2012 to 2013 is primarily the result of higher tax-exempt interest in 2012 due to a $740 thousand prepayment penalty received on a tax-exempt loan.

The reduction of tax expense attributable to tax credits arises from inclusion of tax credits and, in some cases, the amortization of related investments in income tax expense.  Prior to 2014, all tax credit investment amortization was included in income tax expense using the effective yield method.  In 2014, Bancorp began using the flow through method of amortization for investments not qualifying as affordable housing projects.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
(In thousands)	2014	2013
Allowance for loan loss	$8,929	$10,236
Deferred compensation	5,442	4,778
Accrued expenses	1,854	1,604
Investments in partnerships	1,031	826
Write-downs and costs associated with other real estate owned	491	749
Loans	678	564
Other-than-temporary impairment	310	311
Other assets	219	299
Total deferred tax assets	18,954	19,367

Securities	2,594	354
Property and equipment	1,250	1,377
Loan costs	756	702
Prepayment penalty on modification of FHLB advances	76	156
Mortgage servicing rights	356	608
Leases	422	428
Core deposit intangible	652	772
Other liabilities	430	416
Total deferred tax liabilities	6,536	4,813
Valuation allowance	41	—
Net deferred tax asset	$12,377	$14,554

As a result of the acquisition of Oldham, Bancorp has a federal net operating loss carryforward of $62 thousand as of January 1, 2014.  Bancorp expects to fully utilize this loss upon filing the 2014 federal tax return.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2014.

Realization of deferred tax assets associated with the investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded as of December 31, 2014. No valuation allowance for deferred tax assets was recorded as of December 31, 2013 because Bancorp has sufficient prior taxable income, future projected taxable income, and tax planning strategies to allow for utilization of the deductible temporary differences, net operating losses and capital losses within the carryback and carryforward periods.

US GAAP provides guidance on the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of December 31, 2014 and 2013, the gross amount of unrecognized tax benefits was $40 thousand.  If recognized, all of the tax benefits would increase net income, resulting in a decrease in the effective tax rate.  The amount of unrecognized tax benefits may increase or decrease in future periods for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

During the second quarter of 2014, the IRS completed the examination of Bancorp’s 2011 corporate income tax return.  There were no significant adjustments to taxable income. Federal income tax returns are subject to examination for the years after 2011 and state income tax returns are subject to examination for the years after 2010.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of December 31, 2014 and 2013, the amount accrued for the potential payment of interest and penalties was $2 thousand.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 follows:

(In thousands)	2014	2013
Balance as of January 1	$40	$70
Increases - current year tax positions	11	11
Lapse of statute of limitations	(11)	(41)

Balance as of December 31	$40	$40

(9) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2014	2013
Interest bearing demand	$502,801	$462,291
Savings	111,624	101,551
Money market	673,925	643,787
Time deposits greater than $250,000	41,137	40,604
Other time deposits	270,193	309,354

Total interest bearing deposits	$1,599,680	$1,557,587

Interest expense related to certificates of deposit and other time deposits in denominations of $250 thousand or more was $437 thousand, $657 thousand, and $945 thousand, respectively, for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(In thousands)

2014	$211,341
2015	67,473
2016	17,805
2017	7,811
2018 and thereafter	6,900

$311,330

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $19.8 million and $19.1 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, Bancorp had $654 thousand and $986 thousand, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

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

	December 31,
(Dollars in thousands)	2014	2013

Average balance during the year	$61,748	$60,737
Average interest rate during the year	0.23%	0.24%
Maximum month-end balance during the year	$69,559	$68,383

(11) Advances from the Federal Home Loan Bank

Bancorp had outstanding borrowings of $36.8 million at December 31, 2014, via ten separate fixed-rate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $6.8 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	December 31, 2014		December 31, 2013
Year	Advance	Fixed Rate	Advance	Fixed Rate
2014	$—	—	$10,000	0.21%
2015	30,000	2.30%	20,000	3.34%
2020	1,885	2.23%	1,931	2.23%
2021	497	2.12%	564	2.12%
2024	3,064	2.36%	408	2.40%
2028	1,386	1.47%	1,426	1.46%

Total	$36,832	2.27%	$34,329	2.26%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At December 31, 2014, the amount of available credit from the FHLB totaled $404.8 million.

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

On December 31, 2013, Bancorp redeemed all of these securities at par value.  Remaining unamortized issuance costs of $1.3 million were recognized as non-interest expense in the fourth quarter of 2013.  The Trust has subsequently been dissolved.

(13) Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized); the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance.  None of this stock has been issued to date.

(14) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2014	2013	2012

Net income, basic and diluted	$34,822	$27,170	$25,801

Average shares outstanding, basic	14,559	14,223	13,875
Effect of dilutive securities	203	130	57

Average shares outstanding including dilutive securities	14,762	14,353	13,932

Net income per share, basic	$2.39	$1.91	$1.86

Net income per share, diluted	$2.36	$1.89	$1.85

(15) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an additional amount of Bancorp stock equal to 2% of the employee’s salary.  Employer matching expenses related to contributions to the plan for 2014, 2013, and 2012 were $1.7 million, $1.7 million, and $1.5 million, respectively, and are recorded within salaries and employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2014 and 2013, the KSOP held 489,005 and 497,958, respectively, shares of Bancorp stock.

In addition Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives.  Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $228 thousand, $205 thousand, and $146 thousand in 2014, 2013 and 2012 respectively.  At December 31, 2014 and 2013, the amounts included in other liabilities in the consolidated financial statements for this plan were $4.7 million and $4.0 million, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

Bancorp sponsors an unfunded non-qualified defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or the benefits to participants.  Benefits vest based on 25 years of service.  The former officer and one current officer are fully vested, and one current officer will be fully vested in 2017.  Bancorp uses a December 31 measurement date for this plan.  At December 31, 2014 and 2013, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.2 million and $1.9 million, respectively.  Discount rates of 3.85% and 4.72% were used in 2014 and 2013, respectively, in determining the actuarial present value of the projected benefit obligation.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  Bancorp maintains life insurance policies, for which it is the ultimate beneficiary, on certain current and former executives. The income from these policies helps offset the cost of benefits.  The liability for Bancorp’s plan met the benefit obligation as of December 31, 2014 and 2013.

Information about the components of the net periodic benefit cost of the defined benefit plan, recorded in salaries and employee benefits, is as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	90	83	86
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Amortization of net losses	36	60	56

Net periodic benefit cost	$126	$143	$142

The benefits expected to be paid in each year from 2015 to 2019 and beyond are listed in the table below.

(In thousands)	Benefits
2015	$84
2016	84
2017	84
2018	84
2019	84
Beyond 2019	3,362

Total future payments	$3,782

The expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2014. There are no obligations for other post-retirement and post-employment benefits.

(16) Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan.  Initially, in the 2005 Stock Incentive Plan, there were 735,000 shares of common stock reserved for issuance of stock based awards.  In 2010, shareholders approved an additional 700,000 shares of common stock for issuance under the plan.  As of December 31, 2014, there were 454,566 shares available for future awards.

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

Grants of performance stock units (“PSUs”) vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date.  Because grantees are entitled to deferred dividend payments at the end of the vesting period, the fair value of the RSUs are estimated based on the fair value of the underlying shares on the date of grant.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

(in thousands)	2014	2013	2012
Stock-based compensation expense before income taxes	$2,016	$1,940	$1,481
Less: deferred tax benefit	(706)	(679)	(518)
Reduction of net income	$1,310	$1,261	$963

As of December 31, 2014 Bancorp has $3.3 million of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $2.5 million, $2.4 million and $937 thousand from the exercise of options during 2014, 2013 and 2012, respectively.

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

Assumptions	2014	2013	2012

Dividend yield	2.94%	2.80%	2.52%
Expected volatility	23.66%	22.54%	22.04%
Risk free interest rate	2.22%	1.26%	1.44%
Expected life of SARs	7.0 years	6.6 years	7.6 years

Dividend yield and expected volatility are based on historical information for Bancorp corresponding to the expected life of options and SARs granted.  Expected volatility is the volatility of the underlying shares for the expected term on a monthly basis.  The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the options. The expected life of SARs is based on actual experience of past like-term SARs and options.  Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

A summary of stock option and SARs activity and related information for the year ended December 31, 2014 follows.

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2013
Vested and exercisable	579	$20.25-26.83	$23.83	$4,685	$5.43	3.4
Unvested	218	21.03-24.87	22.70	2,011	4.36	7.7
Total outstanding	797	20.25-26.83	23.52	6,696	5.14	4.6

Activity during 2014
Granted	62	29.05-29.16	29.05	267	5.37
Exercised	(135)	20.25-26.83	23.03	1,083	5.27
Forfeited	(6)	21.03-23.76	22.78	66	4.43

At December 31, 2014
Vested and exercisable	524	24.02-26.83	23.84	4,981	5.35	3.5
Unvested	194	21.03-29.16	24.83	1,650	4.57	7.7
Total outstanding	718	21.03-29.16	24.11	$6,631	5.14	4.6

Vested year-to-date	80	$21.03-24.87	$22.49	$872	$4.63

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The aggregate intrinsic value of stock options and SARs exercised in 2014, 2013 and 2012 was $1.1 million, $1.1 million and $305 thousand, respectively.  The aggregate intrinsic value of stock options and SARs exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of SARs granted in 2014, 2013 and 2012 were $5.37, $3.61 and $3.93, respectively.

Options and SARs outstanding, stated in thousands, at December 31, 2014 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding

2016	117	117	$24.07
2017	117	117	26.81
2018	70	70	23.37
2019	72	72	22.14
2020	75	61	21.03
2021	59	35	23.78
2022	92	37	22.87
2023	54	15	22.89
2024	62	—	29.05
	718	524	$24.11

For the three year period ending December 31, 2014, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2011	95,007	$22.49
Shares awarded	57,156	22.71
Restrictions lapsed and shares released to employees/directors	(30,782)	22.66
Shares forfeited	(7,471)	22.59
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(5,469)	23.77
Unvested at December 31, 2014	114,093	$24.95

Bancorp awarded PSUs to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

		Fair
	Vesting	value at	Expected
Grant	period	grant	shares to
year	in years	date	be awarded
2012	3	$20.57	28,079
2013	3	20.38	36,792
2014	3	26.42	25,012

In the first quarter of 2014, Bancorp awarded 3,920 RSUs to directors of Bancorp with a grant date fair value of $120 thousand.

Bancorp has no equity compensation plans which have not been approved by security holders.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all the Bancorp’s equity compensation plans as of December 31, 2014.

Plan category (shares in thousands)	Number of shares to be issued upon exercise		Weighted average exercise price		Shares available for future issuance (a)

Equity compensation plans approved by security holders:
Stock options	234		$25.44		455
Stock appreciation rights (SARs)		(b)		(b)		(a)
Restricted common stock	114		N/A			(a)
Performance stock units		(c)	N/A			(a)
Restricted stock units	4		N/A			(a)
Total shares	352				455

(a)  Under the 2005 Stock Incentive plan, shares of stock are authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units

(b)  At December 31, 2014, approximately 484,000 SARs were outstanding at a weighted average grant price of $23.46.  The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)  The number of shares to be issued is dependend upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 108,000 shares.

(17) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years.  At December 31, 2014, the Bank may pay an amount equal to $34.3 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(18) Commitments and Contingent Liabilities

As of December 31, 2014, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $463.0 million including standby letters of credit of $11.0 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of December 31, 2014. Commitments to extend credit were $464.2 million, including letters of credit of $15.2 million, as of December 31, 2013.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

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

Year	Total amount
2015	$1,457,000
2016	1,464,000
2017	1,419,000
2018	1,002,000
2019	798,000
Thereafter	1,644,000
Total	$7,784,000

Rent expense, net of sublease income, was $1.7 million in 2014, $1.7 million in 2013, and $1.8 million in 2012.

To provide service to commercial accounts, Bancorp aids customers with letters of credits or other financial contracts with other financial institutions.  Accordingly, Bancorp has entered into agreements to guarantee performance of several customers’ contracts with other financial institutions. Bancorp will make payments under these agreements if a customer defaults on its obligations to the other financial institutions. The terms of the agreements range from 1 to 19 months. The maximum potential future payment guaranteed by Bancorp at December 31, 2014 was $4.0 million. If an event of default on all contracts had occurred at December 31, 2014, Bancorp would have been required to make payments of approximately $2.7 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of December 31, 2014, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(19) Assets and Liabilities Measured and Reported at Fair Value

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

The portfolio of investment securities available-for-sale is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), obligations of state and political subdivisions and corporate equity securities.  U.S. Treasury and corporate equity securities, included in the 2014 table, are priced using quoted prices of identical securities in an active market. These measurements are classified as Level 1 in the hierarchy above.  All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2014.

Below are carrying values of assets measured at fair value on a recurring basis.

	Fair value at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$70,000	$70,000	$—	$—
Government sponsored enterprise obligations	204,986	—	204,986	—
Mortgage-backed securities - government agencies	174,270	—	174,270	—
Obligations of states and political subdivisions	62,834	—	62,834	—
Corporate equity securities	966	966	—	—

Total investment securities available-for-sale	513,056	70,966	442,090	—

Interest rate swaps	425	—	425	—

Total assets	$513,481	$70,966	$442,515	$—

Liabilities

Interest rate swaps	$401	$—	$401	$—

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Assets

Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$110,000	$110,000	$—	$—
Government sponsored enterprise obligations	137,845	—	137,845	—
Mortgage-backed securities - government agencies	172,693	—	172,693	—
Obligations of states and political subdivisions	69,493	—	69,493	—

Total investment securities available for sale	490,031	110,000	380,031	—

Interest rate swaps	299	—	299	—

Total assets	$490,330	$110,000	$380,330	$—

Liabilities

Interest rate swaps	$275	$—	$275	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At December 31, 2014 and 2013 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for December 31, 2014 or 2013.  See Note 7 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of December 31, 2014, total impaired loans with a valuation allowance were $7.8 million, and the specific allowance totaled $1.4 million, resulting in a fair value of $6.4 million, compared to total impaired loans with a valuation allowance of $10.6 million, and the specific allowance allocation totaling $1.5 million, resulting in a fair value of $9.1 million at December 31, 2013.  The losses represent the change in the specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment.   The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  For OREO in the table below, the fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. The losses represent write-downs which occurred during the period indicated.  At December 31, 2014 and 2013, the carrying value of all other real estate owned was $6.0 million and $5.6 million, respectively.

Below are carrying values of assets measured at fair value on a non-recurring basis.

	Fair value at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$6,449	$—	$—	$6,449	$(405)
Other real estate owned	5,032	—	—	5,032	(42)

Total	$11,481	$—	$—	$11,481	$(447)

	Fair value at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$9,128	$—	$—	$9,128	$(992)
Other real estate owned	3,774	—	—	3,774	(816)

Total	$12,902	$—	$—	$12,902	$(1,808)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the twelve months ended December 31, 2014, there were no transfers between Levels 1, 2, or 3.   For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Carrying	Valuation	unobservable	average of
(Dollars in thousands)	amount	technique	input	input

Impaired loans collateral dependent	1,945	Appraisal	Appraisal discounts (%)	7.1%
Impaired loans cash flow dependent	4,504	Discounted cash flow	Discount rate (%)	5.3%
Other real estate owned	5,032	Appraisal	Appraisal discounts (%)	14.4%

(20) Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

	Carrying
(in thousands)	amount	Fair value	Level 1	Level 2	Level 3
December 31, 2014

Financial assets
Cash and short-term investments	$74,241	$74,241	$74,241	$—	$—
Mortgage loans held for sale	3,747	3,876	—	3,876	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,843,630	1,863,568	—	—	1,863,568
Accrued interest receivable	5,980	5,980	5,980	—	—

Financial liabilities
Deposits	$2,123,627	$2,124,904	$—	$2,124,904	$—
Short-term borrowings	116,949	116,949	—	116,949	—
FHLB Advances	36,832	37,714	—	37,714	—
Accrued interest payable	131	131	131	—	—

December 31, 2013

Financial assets
Cash and short-term investments	$70,770	$70,770	$70,770	$—	$—
Mortgage loans held for sale	1,757	1,817	—	1,817	—
Federal Home Loan Bank stock and other securities	7,347	7,347	—	7,347	—
Loans, net	1,692,828	1,703,291	—	—	1,703,291
Accrued interest receivable	5,712	5,712	5,712	—	—

Financial liabilities
Deposits	$1,980,937	$1,983,029	$—	$1,983,029	$—
Short-term borrowings	117,910	117,910	—	117,910	—
FHLB Advances	34,329	35,166	—	35,166	—
Accrued interest payable	128	128	128	—	—

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

Federal Home Loan Bank stock and other securities

For these securities without readily available market values, carrying amount is a reasonable estimate of fair value as it equals the amount due from FHLB or other issuer at upon redemption.

Mortgage loans held for sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is determined by market quotes for similar loans based on loan type, term, rate, size and the borrower’s credit score.

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

(21) Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp offsets its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for 2014 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At December 31, 2014 and 2013, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Notional amount	$7,217	$5,159	$7,217	$5,159
Weighted average maturity (years)	6.8	6.4	6.8	6.4
Fair value	$(401)	$(275)	$401	$275

In December 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. For the purposes of hedging, the rolling fixed rate advances are considered to be a floating rate liability. The interest rate swap involves exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	December 31, 2014	December 31, 2013
$10,000	12/6/2016	US$3 Month LIBOR	0.715%	$24	$24

(22) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier I and total capital, as defined, to risk weighted assets and Tier I capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements.  Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2014.

As of December 2014 and 2013, the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s capital categories.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of December 31, 2014 and 2013 follows:

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014

Total risk-based capital (1)
Consolidated	$280,228	13.86%	$161,748	8.00%	NA	NA
Bank	274,345	13.59%	161,498	8.00%	$201,873	10.00%

Tier I risk-based capital (1)
Consolidated	$255,308	12.63%	$80,858	4.00%	NA	NA
Bank	249,425	12.36%	80,720	4.00%	$121,080	6.00%

Leverage (2)
Consolidated	$255,308	10.26%	$74,651	3.00%	NA	NA
Bank	249,425	10.04%	74,529	3.00%	$124,216	5.00%

December 31, 2013

Total risk-based capital (1)
Consolidated	$252,171	13.54%	$148,993	8.00%	NA	NA
Bank	239,577	12.90%	148,575	8.00%	$185,719	10.00%

Tier I risk-based capital (1)
Consolidated	$228,827	12.29%	$74,476	4.00%	NA	NA
Bank	219,299	11.65%	75,296	4.00%	$112,944	6.00%

Leverage (2)
Consolidated	$228,827	9.75%	$70,408	3.00%	NA	NA
Bank	219,299	9.24%	71,201	3.00%	$118,668	5.00%

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

(23) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(In thousands)	2014	2013

Assets
Cash on deposit with subsidiary bank	$2,926	$7,453
Investment in and receivable from subsidiaries	254,011	216,916
Other assets	2,981	5,234
Total assets	$259,918	$229,603

Liabilities and stockholders’ equity
Other liabilities	$23	$159
Total stockholders’ equity	259,895	229,444
Total liabilities and stockholders’ equity	$259,918	$229,603

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2014	2013	2012

Income - dividends and interest from subsidiaries	$3,300	$30,090	$10,090
Income - interest income from securities	—	27	80
Other income	183	174	637
Expenses	2,472	7,260	5,130
Income before income taxes and equity in undistributed net income of subsidiary	1,011	23,031	5,677
Income tax benefit	(1,018)	(2,583)	(1,674)
Income before equity in undistributed net income of subsidiary	2,029	25,614	7,351
Equity in undistributed net income of subsidiary	32,793	1,556	18,450
Net income	$34,822	$27,170	$25,801

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2014	2013	2012

Operating activities
Net income	$34,822	$27,170	$25,801
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(32,793)	(1,556)	(18,450)
Decrease (increase) in receivable from subsidiaries	2,514	(21,896)	50
Stock compensation expense	2,016	1,940	1,481
Excess tax benefits from share- based compensation arrangements	(378)	(265)	(83)
Depreciation, amortization and accretion, net	45	1,396	—
(Increase) decrease in other assets	(179)	4,453	1,963
Increase in other liabilities	115	545	28

Net cash provided by operating activities	6,162	11,787	10,790

Investing activities
Proceeds from maturities of securities available for sale	—	1,000	—
Cash for acquisition, net of cash acquired	—	8,963	—

Net cash provided by investing activities	—	9,963	—

Financing activities
Repayments of subordinated debentures	—	(30,900)	—
Proceeds from stock options	2,473	2,435	961
Excess tax benefit from share-based compensation arrangements	378	265	83
Common stock repurchases	(616)	(331)	(205)
Cash dividends paid	(12,924)	(11,670)	(10,691)

Net cash used in financing activities	(10,689)	(40,201)	(9,852)

Net (decrease) increase in cash	(4,527)	(18,451)	938
Cash at beginning of year	7,453	25,904	24,966

Cash at end of year	$2,926	$7,453	$25,904

(24) Segments

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

Principally, all of the net assets of Stock Yards Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to the 1996 purchase of a bank in southern Indiana.  This purchase facilitated Bancorp’s expansion in southern Indiana.  Goodwill has been assigned to the commercial banking segment.

Selected financial information by business segment follows:

		Investment
	Commercial	management
(In thousands)	banking	and trust	Total
Year ended December 31, 2014
Net interest income	$83,570	$187	$83,757
Credit for loan losses	(400)	—	(400)
Investment management and trust services	—	18,212	18,212
All other non-interest income	20,913	30	20,943
Non-interest expense	62,523	10,686	73,209
Income before income taxes	42,360	7,743	50,103
Tax expense	12,527	2,754	15,281
Net income	$29,833	$4,989	$34,822

Year ended December 31, 2013
Net interest income	$77,144	$154	$77,298
Provision for loan losses	6,550	—	6,550
Investment management and trust services	—	16,287	16,287
All other non-interest income	22,654	61	22,715
Non-interest expense	61,891	9,461	71,352
Income before income taxes	31,357	7,041	38,398
Tax expense	8,740	2,488	11,228
Net income	$22,617	$4,553	$27,170

Year ended December 31, 2012
Net interest income	$73,800	$150	$73,950
Provision for loan losses	11,500	—	11,500
Investment management and trust services	—	14,278	14,278
All other non-interest income	24,110	69	24,179
Non-interest expense	57,323	8,149	65,472
Income before income taxes	29,087	6,348	35,435
Tax expense	7,412	2,222	9,634
Net income	$21,675	$4,126	$25,801

(25) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2014, 2013 and 2012:

	2014
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,778	$22,692	$22,013	$21,604
Interest expense	1,267	1,329	1,358	1,376
Net interest income	21,511	21,363	20,655	20,228
(Credit) provision for loan losses	—	(2,100)	1,350	350
Net interest income after provision	21,511	23,463	19,305	19,878
Non-interest income	9,773	9,850	10,057	9,475
Non-interest expenses	19,255	18,709	17,701	17,544
Income before income taxes	12,029	14,604	11,661	11,809
Income tax expense	3,307	4,715	3,627	3,632
Net income	$8,722	$9,889	$8,034	$8,177

Basic earnings per share	$0.60	$0.68	$0.55	$0.56
Diluted earnings per share	0.59	0.67	0.55	0.56

	2013
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,069	$22,267	$21,293	$20,835
Interest expense	2,226	2,250	2,318	2,372
Net interest income	19,843	20,017	18,975	18,463
Provision for loan losses	1,575	1,325	1,325	2,325
Net interest income after provision	18,268	18,692	17,650	16,138
Non-interest income	9,811	9,652	10,311	9,228
Non-interest expenses	19,380	17,571	18,822	15,579
Income before income taxes	8,699	10,773	9,139	9,787
Income tax expense	2,386	3,091	2,732	3,019
Net income	$6,313	$7,682	$6,407	$6,768

Basic earnings per share	$0.44	$0.53	$0.45	$0.49
Diluted earnings per share	0.43	0.53	0.45	0.49

	2012
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,034	$21,692	$21,363	$21,812
Interest expense	3,724	2,897	3,068	3,262
Net interest income	18,310	18,795	18,295	18,550
Provision for loan losses	2,475	2,475	2,475	4,075
Net interest income after provision	15,835	16,320	15,820	14,475
Non-interest income	10,127	9,795	9,290	9,245
Non-interest expenses	17,183	17,045	16,508	14,736
Income before income taxes	8,779	9,070	8,602	8,984
Income tax expense	2,265	2,388	2,499	2,482
Net income	$6,514	$6,682	$6,103	$6,502

Basic earnings per share	$0.47	$0.48	$0.44	$0.47
Diluted earnings per share	0.47	0.48	0.44	0.47

Note:  The sum of earnings per share of each of the quarters in 2014, 2013 and 2012 may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stock Yards Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stock Yards Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky

March 6, 2015

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements and other financial data were prepared by the management of Stock Yards Bancorp, Inc. (Bancorp), which has the responsibility for the integrity of the information presented. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts that are the best estimates and judgments of management with consideration given to materiality.

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2014.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2014.

The Board of Directors provides its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically with management, the internal auditors, and the independent auditors, each on a private basis, to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to the Board of Directors, and ultimately has sole authority to appoint or replace the independent auditors.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.             Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2014, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2014 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Stock Yards Bancorp, Inc. and subsidiaries (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting.  Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chief Executive Officer and Chief Financial Officer, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This process includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2014.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2014.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited Stock Yards Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stock Yards Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stock Yards Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Louisville, Kentucky

March 6, 2015

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2015 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of directors of Bancorp follows:

Charles R. Edinger, III — President, J. Edinger & Son. Inc.;

David P. Heintzman — Chairman and Chief Executive Officer, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde —Chief Financial Officer, Baptist Healthcare System, Inc.;

James A. Hillebrand —President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter — President, Catholic Education Foundation;

Bruce P. Madison — Chief Executive Officer, Plumbers Supply Company, Inc.;

Richard Northern — Partner, Wyatt, Tarrant & Combs

Stephen M. Priebe — President, Hall Contracting

Nicholas X. Simon — President and Chief Executive Officer, Publishers Printing Company, LLC;

Norman Tasman — President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Kathy C. Thompson — Senior Executive Vice President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company.

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

3.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation to change the name of the company to Stock Yards Bancorp, Inc., filed with the Secretary of State of Kentucky on April 23, 2014. Exhibit 3.1 to Form 8-K filed April 23, 2014, is incorporated by reference herein.

3.3	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 28, 2008, is incorporated by reference herein.
10.1*

Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.4 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.2*

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

10.4*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
10.5*	Form of Change in Control Severance Agreement (Poindexter, Dishman, Stinnett and Croce), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.6*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.7*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.8*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.9*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.10*	Form of Restricted Stock Agreement (3 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.11*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.12*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.13*	Form of Stock Appreciation Right Grant Agreement (6 month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.14*	Form of Stock Appreciation Right Grant Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.15*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.16*

Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock. Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.17*

Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.18*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.19*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement for grants prior to 2014, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.20*

Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights. Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2012, of Bancorp is incorporated by reference herein.

10.21*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement 2012 and Amendment thereto, as filed as Exhibit 10.1 to Form 8-K filed on March 20, 2013, is incorporated by reference herein.
10.22*	Form of Annual Cash Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 26, 2013, is incorporated by reference herein.
10.23*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.24*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.25*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.3 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.26*

Form of Amended and Restated Change in Control Severance Agreement (for David Heintzman, Ja Hillebrand, Kathy Thompson and Nancy Davis), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.

10.27*	Form of Annual Cash Bonus Plan (as amended December 16, 2013), as filed as Exhibit 10.2 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.28*	Form of Restricted Stock Unit Grant Agreement for grants awarded 2014 and later, as filed as Exhibit 10.3 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.29*

Form of Amendment No. 1 Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.30*

Form of Amendment No. 2 Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101	The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2014 Annual Report on Form 10-K, filed on March 6, 2015, formatted in eXtensible Business Reporting Language (XBRL):

(1) Consolidated Balance Sheets
(2) Consolidated Statements of Income
(3) Consolidated Statements of Comprehensive Income
(4) Consolidated Statements of Changes in Stockholders’ Equity
(5) Consolidated Statements of Cash Flows
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

March 6, 2015	STOCK YARDS BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 6, 2015
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 6, 2015
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial Officer	March 6, 2015
Nancy B. Davis	(principal financial and accounting officer)

/s/ Charles R. Edinger, III	Director	March 6, 2015
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 6, 2015
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 6, 2015
Richard A. Lechleiter

/s/ Bruce P. Madison	Director	March 6, 2015
Bruce P. Madison

/s/ Richard Northern	Director	March 6, 2015
Richard Northern

/s/ Stephen M. Priebe	Director	March 6, 2015
Stephen M. Priebe

/s/ Nicholas X. Simon	Director	March 6, 2015
Nicholas X. Simon

/s/ Norman Tasman	Director	March 6, 2015
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 6, 2015
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

3.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation to change the name of the company to Stock Yards Bancorp, Inc., filed with the Secretary of State of Kentucky on April 23, 2014. Exhibit 3.1 to Form 8-K filed April 23, 2014, is incorporated by reference herein.

3.3	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 28, 2008, is incorporated by reference herein.
10.1*

Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan (as Amended and Restated in 2009), as filed as Exhibit 10.4 to Form 8-K filed on December 19, 2008, is incorporated by reference herein.

10.2*

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

10.4*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
10.5*	Form of Change in Control Severance Agreement (Poindexter, Dishman, Stinnett and Croce), Exhibit 10.5 to Form 8-K filed January 27, 2010, is incorporated by reference herein.
10.6*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan. Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.7*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.8*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.9*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.10*	Form of Restricted Stock Agreement (3 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.11*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.12*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.13*	Form of Stock Appreciation Right Grant Agreement (6 month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.14*	Form of Stock Appreciation Right Grant Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.15*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.16*

Form of Restricted Stock Award Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of restricted stock. Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.17*

Form of Director Restricted Stock Award Agreement (1 year vesting) between S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010, of Bancorp is incorporated by reference herein.

10.18*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.19*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement for grants prior to 2014, as filed as Exhibit 10.2 to Form 8-K filed on April 22, 2011, is incorporated by reference herein.
10.20*

Form of Stock Appreciation Right Grant Agreement (5 year vesting) between S.Y. Bancorp, Inc. and each recipient of stock appreciation rights. Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2012, of Bancorp is incorporated by reference herein.

10.21*	Form of S.Y. Bancorp, Inc. Restricted Stock Unit Grant Agreement 2012 and Amendment thereto, as filed as Exhibit 10.1 to Form 8-K filed on March 20, 2013, is incorporated by reference herein.
10.22*	Form of Annual Cash Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 26, 2013, is incorporated by reference herein.
10.23*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.24*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.25*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.3 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.26*

Form of Amended and Restated Change in Control Severance Agreement (for David Heintzman, Ja Hillebrand, Kathy Thompson and Nancy Davis), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.

10.27*	Form of Annual Cash Bonus Plan (as amended December 16, 2013), as filed as Exhibit 10.2 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.28*	Form of Restricted Stock Unit Grant Agreement for grants awarded 2014 and later, as filed as Exhibit 10.3 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.29*

Form of Amendment No. 1 Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.30*

Form of Amendment No. 2 Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101	The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2014 Annual Report on Form 10-K, filed on March 6, 2015, formatted in eXtensible Business Reporting Language (XBRL):

(1) Consolidated Balance Sheets
(2) Consolidated Statements of Income
(3) Consolidated Statements of Comprehensive Income
(4) Consolidated Statements of Changes in Stockholders’ Equity
(5) Consolidated Statements of Cash Flows
(6) Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.