Form 10-Q
period 2015-03-31
Stock Yards Bancorp, Inc.
filed 2015-05-07
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 24, 2015, was 14,806,400.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)

Assets
Cash and due from banks	$33,889	$42,216
Federal funds sold	23,630	32,025
Cash and cash equivalents	57,519	74,241
Mortgage loans held for sale	6,481	3,747
Securities available-for-sale (amortized cost of $465,031 in 2015 and $509,276 in 2014)	471,702	513,056
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	1,874,010	1,868,550
Less allowance for loan losses	24,882	24,920
Net loans	1,849,128	1,843,630
Premises and equipment, net	40,060	39,088
Bank owned life insurance	30,329	30,107
Accrued interest receivable	6,133	5,980
Other assets	44,564	47,672
Total assets	$2,512,263	$2,563,868
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$531,190	$523,947
Interest bearing	1,579,039	1,599,680
Total deposits	2,110,229	2,123,627
Securities sold under agreements to repurchase	59,877	69,559
Federal funds purchased	14,437	47,390
Accrued interest payable	127	131
Other liabilities	23,248	26,434
Federal Home Loan Bank advances	36,744	36,832
Total liabilities	2,244,662	2,303,973
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,795,148 and 14,744,684 shares in 2015 and 2014, respectively	10,203	10,035
Additional paid-in capital	39,352	38,191
Retained earnings	214,100	209,584
Accumulated other comprehensive income	3,946	2,085
Total stockholders’ equity	267,601	259,895
Total liabilities and stockholders’ equity	$2,512,263	$2,563,868

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2015 and 2014 (Unaudited)

(In thousands, except per share data)

	2015	2014
Interest income:
Loans	$20,415	$19,359
Federal funds sold	68	79
Mortgage loans held for sale	39	31
Securities — taxable	2,034	1,837
Securities — tax-exempt	291	298
Total interest income	22,847	21,604
Interest expense:
Deposits	973	1,140
Federal funds purchased	7	6
Securities sold under agreements to repurchase	37	34
Federal Home Loan Bank advances	216	196
Total interest expense	1,233	1,376
Net interest income	21,614	20,228
Provision for loan losses	—	350
Net interest income after provision for loan losses	21,614	19,878
Non-interest income:
Investment management and trust revenue	4,552	4,568
Service charges on deposit accounts	2,080	2,103
Bankcard transaction revenue	1,122	1,075
Mortgage banking revenue	828	588
Brokerage commissions and fees	461	505
Bank owned life insurance income	222	236
Other	408	400
Total non-interest income	9,673	9,475
Non-interest expenses:
Salaries and employee benefits	11,100	11,118
Net occupancy expense	1,469	1,556
Data processing expense	1,454	1,560
Furniture and equipment expense	247	268
FDIC insurance expense	297	342
Loss (gain) on other real estate owned	20	(343)
Other	3,192	3,043
Total non-interest expenses	17,779	17,544
Income before income taxes	13,508	11,809
Income tax expense	4,253	3,632
Net income	$9,255	$8,177
Net income per share:
Basic	$0.63	$0.56
Diluted	$0.62	$0.56
Average common shares:
Basic	14,647	14,506
Diluted	14,852	14,701

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2015 and 2014 (Unaudited)

(In thousands)

	2015	2014
Net income	$9,255	$8,177
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized gains arising during the period (net of tax of $1,011 and $1,091, respectively)	1,880	2,026
Unrealized (losses) gains on hedging instruments:
Unrealized (losses) gains arising during the period (net of tax of ($9) and $12, respectively)	(19)	21

Other comprehensive income	1,861	2,047
Comprehensive income	$11,116	$10,224

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2015 and 2014 (Unaudited)

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income	Total
Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444
Net income	—	—	—	8,177	—	8,177

Other comprehensive income, net of tax	—	—	—	—	2,047	2,047

Stock compensation expense	—	—	290	—	—	290

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	22	75	601	(23)	—	653

Stock issued for non-vested restricted stock	40	131	1,015	(1,146)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	5	18	(112)	—	—	(94)

Cash dividends, $0.21 per share	—	—	—	(3,075)	—	(3,075)

Shares repurchased or cancelled	(17)	(56)	(435)	25	—	(466)

Balance March 31, 2014	14,659	$9,749	$34,614	$192,783	$(170)	$236,976

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895
Net income	—	—	—	9,255	—	9,255

Other comprehensive income, net of tax	—	—	—	—	1,861	1,861

Stock compensation expense	—	—	501	—	—	501

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	13	42	424	(17)	—	449

Stock issued for non-vested restricted stock	35	116	1,085	(1,201)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	18	61	(397)	(128)	—	(464)

Cash dividends, $0.23 per share	—	—	—	(3,393)	—	(3,393)

Shares repurchased or cancelled	(16)	(51)	(452)	—	—	(503)

Balance March 31, 2015	14,795	$10,203	$39,352	$214,100	$3,946	$267,601

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014  (Unaudited)

(In thousands)

	2015	2014
Operating activities:
Net income	$9,255	$8,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	350
Depreciation, amortization and accretion, net	1,672	1,688
Deferred income tax provision	1,090	701
Gain on sales of mortgage loans held for sale	(560)	(341)
Origination of mortgage loans held for sale	(27,100)	(17,617)
Proceeds from sale of mortgage loans held for sale	24,926	16,242
Bank owned life insurance income	(222)	(236)
Loss (gain) on the disposal of premises and equipment	9	(30)
Loss (gain) on the sale of other real estate	20	(343)
Stock compensation expense	501	290
Excess tax benefits from share-based compensation arrangements	(154)	(149)
Decrease in accrued interest receivable and other assets	237	514
Decrease in accrued interest payable and other liabilities	(3,036)	(2,090)
Net cash provided by operating activities	6,638	7,156
Investing activities:
Purchases of securities available-for-sale	(70,664)	(69,855)
Proceeds from sale of securities available for sale	5,934	—
Proceeds from maturities of securities available-for-sale	108,502	123,072
Net increase in loans	(5,644)	(8,687)
Purchases of premises and equipment	(1,728)	(509)
Proceeds from disposal of equipment	—	344
Proceeds from sale of other real estate	272	3,962
Net cash provided by investing activities	36,672	48,327
Financing activities:
Net (decrease) increase in deposits	(13,398)	6,450
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(42,635)	(46,726)
Proceeds from Federal Home Loan Bank advances	10,000	10,000
Repayments of Federal Home Loan Bank advances	(10,088)	(10,041)
Issuance of common stock for options and performance stock units	167	463
Excess tax benefits from share-based compensation arrangements	154	149
Common stock repurchases	(839)	(519)
Cash dividends paid	(3,393)	(3,075)
Net cash used in financing activities	(60,032)	(43,299)
Net (decrease) increase in cash and cash equivalents	(16,722)	12,184
Cash and cash equivalents at beginning of period	74,241	70,770
Cash and cash equivalents at end of period	$57,519	$82,954
Supplemental cash flow information:
Income tax payments	1	—
Cash paid for interest	1,237	1,379
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$146	$1,137

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

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned and income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2015 are not necessarily indicative of the results for the entire year.

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

Bancorp’s allowance calculation includes specific allowance allocations to loan portfolio segments at March 31, 2015 for qualitative factors including, among other factors, national and local economic and business conditions, the quality and experience of lending staff and management, changes in lending policies and procedures, changes in volume and severity of past due loans, classified loans and non-performing loans, potential impact of any concentrations of credit, changes in the nature and terms of loans such as growth rates and utilization rates, changes in the value of underlying collateral for collateral-

dependent loans, considering Bancorp’s disposition bias, and the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses.

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available for sale follow:

(in thousands)	Amortized	Unrealized
March 31, 2015	cost	Gains	Losses	Fair value
U.S. Treasury and other U.S. Government obligations	$60,000	$—	$—	$60,000
Government sponsored enterprise obligations	173,137	2,928	251	175,814
Mortgage-backed securities - government agencies	167,768	2,872	745	169,895
Obligations of states and political subdivisions	63,370	1,668	59	64,979
Corporate equity securities	756	258	—	1,014

Total securities available for sale	$465,031	$7,726	$1,055	$471,702

December 31, 2014
U.S. Treasury and other U.S. Government obligations	$70,000	$—	$—	$70,000
Government sponsored enterprise obligations	203,531	2,017	562	204,986
Mortgage-backed securities - government agencies	173,573	2,042	1,345	174,270
Obligations of states and political subdivisions	61,416	1,560	142	62,834
Corporate equity securities	756	210	—	966

Total securities available for sale	$509,276	$5,829	$2,049	$513,056

Corporate equity securities, included in the available for sale portfolio, consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of March 31, 2015 or December 31, 2014.

In the first quarter of 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss.  These securities consisted of agency and mortgage-backed securities with small remaining balances and agency securities. These sales were made in the ordinary course of portfolio management. No securities were sold in the first quarter of 2014.  Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2015 is shown below.

(in thousands)
Securities available for sale	Amortized cost	Fair value

Due within 1 year	$82,268	$82,406
Due after 1 but within 5 years	119,806	121,898
Due after 5 but within 10 years	22,109	22,854
Due after 10 years	72,324	73,635
Mortgage-backed securities	167,768	169,895
Corporate equity securities	756	1,014
Total securities available for sale	$465,031	$471,702

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

Securities with a carrying value of approximately $250.2 million at March 31, 2015 and $263.1 million at December 31, 2014 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Securities with unrealized losses at March 31, 2015 and December 31, 2014, not recognized in the statements of income are as follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$10,698	$11	$9,141	$240	$19,839	$251
Mortgage-backed securities - government agencies	13,832	82	35,065	663	48,897	745
Obligations of states and political subdivisions	7,639	36	2,667	23	10,306	59

Total temporarily impaired securities	$32,169	$129	$46,873	$926	$79,042	$1,055

December 31, 2014
Government sponsored enterprise obligations	$36,979	$30	$26,848	$532	$63,827	$562
Mortgage-backed securities - government agencies	4,038	77	49,325	1,268	53,363	1,345
Obligations of states and political subdivisions	12,655	67	6,297	75	18,952	142

Total temporarily impaired securities	$53,672	$174	$82,470	$1,875	$136,142	$2,049

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2015 and December 31, 2014. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized in income because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 49 and 80 separate investment positions as of March 31, 2015 and December 31, 2014, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

(3)                     Loans

The composition of loans by primary loan portfolio class follows:

(in thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$594,980	$588,200
Construction and development, excluding undeveloped land	99,846	95,733
Undeveloped land	19,995	21,268

Real estate mortgage:
Commercial investment	486,371	487,822
Owner occupied commercial	341,454	340,982
1-4 family residential	191,004	195,102
Home equity - first lien	45,288	43,779
Home equity - junior lien	65,824	66,268
Subtotal: Real estate mortgage	1,129,941	1,133,953

Consumer	29,248	29,396

Total loans	$1,874,010	$1,868,550

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2015 and December 31, 2014.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
March 31, 2015	industrial	land	land	mortgage	Consumer	Total

Loans	$594,980	$99,846	$19,995	$1,129,941	$29,248	$1,874,010

Loans collectively evaluated for impairment	$587,861	$98,849	$19,995	$1,125,536	$29,169	$1,861,410

Loans individually evaluated for impairment	$7,041	$516	$—	$3,905	$74	$11,536

Loans acquired with deteriorated credit quality	$78	$481	$—	$500	$5	$1,064

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total

Allowance for loan losses

At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$—	$24,920
Provision (credit)	(24)	74	(398)	378	(30)	—	—
Charge-offs	(12)	—	—	(63)	(139)	—	(214)
Recoveries	7	—	—	15	154	—	176
At March 31, 2015	$11,790	$795	$1,147	$10,871	$279	$—	$24,882

Allowance for loans collectively evaluated for impairment	$11,204	$705	$1,147	$10,484	$205	$—	$23,745

Allowance for loans individually evaluated for impairment	$586	$90	$—	$387	$74	$—	$1,137

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$588,200	$95,733	$21,268	$1,133,953	$29,396	$1,868,550

Loans collectively evaluated for impairment	$580,889	$94,603	$21,268	$1,129,766	$29,311	$1,855,837

Loans individually evaluated for impairment	$7,239	$516	$—	$3,720	$76	$11,551

Loans acquired with deteriorated credit quality	$72	$614	$—	$467	$9	$1,162

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total

Allowance for loan losses

At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	—	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	—	(4,244)
Recoveries	243	—	166	120	513	—	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$—	$24,920

Allowance for loans collectively evaluated for impairment	$10,790	$706	$1,545	$10,285	$218	$—	$23,544

Allowance for loans individually evaluated for impairment	$1,029	$15	$—	$256	$76	$—	$1,376

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

•                  Construction and development, excluding undeveloped land:  Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects Bancorp finances.  In most cases, these loans require only interest to be paid during construction, and then convert to permanent financing requiring principal amortization. Repayment is derived from sale of the units including any pre-sold units. Credit risk is affected by construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

•                  Undeveloped land:  Loans in this category are secured by land initially acquired for development by the borrower, but for which no development has yet taken place.  Credit risk is affected by market conditions and time to sell at an adequate price.  Credit risk is also affected by market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

•                  Real estate mortgage:  Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties.  Repayment is dependent on the credit quality of the individual borrower. The underlying properties are generally located in Bancorp’s primary market area. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan category. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality.  In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

•                  Consumer:  Loans in this category may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have a significant effect on the credit quality in this loan category.

Bancorp has loans that were acquired in a prior acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at March 31, 2015 and December 31, 2014.   Changes in the interest component of the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2013	$137	$369

Accretion	(75)	(103)
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at December 31, 2014	62	266

Accretion	(14)	—
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at March 31, 2015	$48	$266

The following tables present loans individually evaluated for impairment as of March 31, 2015 and December 31, 2014.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
March 31, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$749	$1,857	$—	$823
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	112	1,704	—	113
Owner occupied commercial	1,330	1,398	—	1,557
1-4 family residential	721	721	—	796
Home equity - first lien	—	—	—	—
Home equity - junior lien	109	109	—	73
Subtotal: Real estate mortgage	2,272	3,932	—	2,539

Consumer	—	—	—	—
Subtotal	$3,047	$5,940	$—	$3,388

Loans with an allowance recorded
Commercial and industrial	$6,292	$7,861	$586	$6,318
Construction and development, excluding undeveloped land	490	490	90	490
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	122	122	—	122
Owner occupied commercial	1,432	1,811	243	1,074
1-4 family residential	79	79	144	79
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	1,633	2,012	387	1,275

Consumer	74	74	74	75
Subtotal	$8,489	$10,437	$1,137	$8,158

Total
Commercial and industrial	$7,041	$9,718	$586	$7,141
Construction and development, excluding undeveloped land	516	641	90	516
Undeveloped land	—	—	—	—

Real estate mortgage	—	—	—	—
Commercial investment	234	1,826	—	235
Owner occupied commercial	2,762	3,209	243	2,631
1-4 family residential	800	800	144	875
Home equity - first lien	—	—	—	—
Home equity - junior lien	109	109	—	73
Subtotal: Real estate mortgage	3,905	5,944	387	3,814

Consumer	74	74	74	75
Total	$11,536	$16,377	$1,137	$11,546

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$896	$3,596	$—	$996
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	—	—	—	5,608

Real estate mortgage
Commercial investment	113	113	—	198
Owner occupied commercial	1,784	2,221	—	1,939
1-4 family residential	870	870	—	782
Home equity - first lien	—	—	—	11
Home equity - junior lien	36	36	—	69
Subtotal: Real estate mortgage	2,803	3,240	—	2,999

Consumer	—	—	—	—
Subtotal	$3,725	$6,987	$—	$9,629

Loans with an allowance recorded
Commercial and industrial	$6,343	$7,914	$1,029	$6,797
Construction and development, excluding undeveloped land	490	490	15	196
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	122	122	—	640
Owner occupied commercial	716	716	112	704
1-4 family residential	79	79	144	651
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	917	917	256	1,995

Consumer	76	76	76	80
Subtotal	$7,826	$9,397	$1,376	$9,068

Total
Commercial and industrial	$7,239	$11,510	$1,029	$7,793
Construction and development, excluding undeveloped land	516	641	15	222
Undeveloped land	—	—	—	5,608

Real estate mortgage	—	—	—	—
Commercial investment	235	235	—	838
Owner occupied commercial	2,500	2,937	112	2,643
1-4 family residential	949	949	144	1,433
Home equity - first lien	—	—	—	11
Home equity - junior lien	36	36	—	69
Subtotal: Real estate mortgage	3,720	4,157	256	4,994

Consumer	76	76	76	80
Total	$11,551	$16,384	$1,376	$18,697

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $1 thousand at March 31, 2015 and $329 thousand at December 31, 2014.

The following table presents the recorded investment in non-accrual loans as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$1,276	$1,381
Construction and development, excluding undeveloped land	516	516
Undeveloped land	—	—

Real estate mortgage
Commercial investment	234	235
Owner occupied commercial	2,344	2,081
1-4 family residential	800	950
Home equity - first lien	—	—
Home equity - junior lien	109	36
Subtotal: Real estate mortgage	3,487	3,302

Consumer	—	—

Total	$5,279	$5,199

At March 31, 2015 and December 31, 2014, Bancorp had accruing loans classified as TDR of $6.3 million and $6.4 million, respectively.  Bancorp did not modify and classify any loans as TDR during the three months ended March 31, 2015 or March 31, 2014.

Bancorp had no loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of March 31, 2015.  The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of March 31, 2014.

(dollars in thousands)	Number of	Recorded
March 31, 2014	Contracts	Investment

Commercial & industrial	1	$790

Total	1	$790

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at March 31, 2015, had a total allowance allocation of $612 thousand, compared to $703 thousand at December 31, 2014.

At March 31, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR, compared to $458 thousand at December 31, 2014.

The following table presents the aging of the recorded investment in loans as of March 31, 2015 and December 31, 2014.

							Recorded
			90 or more				investment
			days past				> 90 days
(in thousands)	30-59 days	60-89 days	due (includes)	Total		Total	and
March 31, 2015	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$175	$22	$1,277	$1,474	$593,506	$594,980	$1
Construction and development, excluding undeveloped land	—	232	516	748	99,098	99,846	—
Undeveloped land	—	—	—	—	19,995	19,995	—

Real estate mortgage
Commercial investment	1,343	111	234	1,688	484,683	486,371	—
Owner occupied commercial	374	692	2,344	3,410	338,044	341,454	—
1-4 family residential	1,786	727	800	3,313	187,691	191,004	—
Home equity - first lien	100	—	—	100	45,188	45,288	—
Home equity - junior lien	104	107	109	320	65,504	65,824	—
Subtotal: Real estate mortgage	3,707	1,637	3,487	8,831	1,121,110	1,129,941	—

Consumer	34	22	—	56	29,192	29,248	—

Total	$3,916	$1,913	$5,280	$11,109	$1,862,901	$1,874,010	$1

December 31, 2014

Commercial and industrial	$3,860	$3	$1,382	$5,245	$582,955	$588,200	$1
Construction and development, excluding undeveloped land	69	—	757	826	94,907	95,733	241
Undeveloped land	—	—	—	—	21,268	21,268	—

Real estate mortgage
Commercial investment	993	249	235	1,477	486,345	487,822	—
Owner occupied commercial	1,272	920	2,081	4,273	336,709	340,982	—
1-4 family residential	1,801	285	1,023	3,109	191,993	195,102	73
Home equity - first lien	—	—	14	14	43,765	43,779	14
Home equity - junior lien	470	78	36	584	65,684	66,268
Subtotal: Real estate mortgage	4,536	1,532	3,389	9,457	1,124,496	1,133,953	87

Consumer	43	18	—	61	29,335	29,396	—

Total	$8,508	$1,553	$5,528	$15,589	$1,852,961	$1,868,550	$329

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

As of March 31, 2015 and December 31, 2014, the internally assigned risk grades of loans by category were as follows:

(in thousands)		Special		Substandard		Total
March 31, 2015	Pass	Mention	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$574,010	$5,258	$8,670	$7,042	$—	$594,980
Construction and development, excluding undeveloped land	92,587	4,798	1,945	516	—	99,846
Undeveloped land	19,309	527	159	—	—	19,995

Real estate mortgage
Commercial investment	481,205	4,753	179	234	—	486,371
Owner occupied commercial	326,208	8,550	3,934	2,762	—	341,454
1-4 family residential	188,536	1,668	—	800	—	191,004
Home equity - first lien	45,288	—	—	—	—	45,288
Home equity - junior lien	65,614	101	—	109	—	65,824
Subtotal: Real estate mortgage	1,106,851	15,072	4,113	3,905	—	1,129,941

Consumer	29,100	74	—	74	—	29,248

Total	$1,821,857	$25,729	$14,887	$11,537	$—	$1,874,010

December 31, 2014

Commercial and industrial	$563,028	$6,215	$11,717	$7,240	$—	$588,200
Construction and development, excluding undeveloped land	88,389	4,867	1,720	757	—	95,733
Undeveloped land	20,578	530	160	—	—	21,268

Real estate mortgage
Commercial investment	482,415	4,991	181	235	—	487,822
Owner occupied commercial	328,385	6,942	3,156	2,499	—	340,982
1-4 family residential	192,950	1,129	—	1,023	—	195,102
Home equity - first lien	43,765	—	—	14	—	43,779
Home equity - junior lien	66,182	50	—	36	—	66,268
Subtotal: Real estate mortgage	1,113,697	13,112	3,337	3,807	—	1,133,953

Consumer	29,244	76	—	76	—	29,396

Total	$1,814,936	$24,800	$16,934	$11,880	$—	$1,868,550

(4)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $59.9 million and $69.6 million at March 31, 2015 and December 31, 2014, respectively.  Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  At March 31, 2015, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(5)                     Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $36.7 million and $36.8 million at March 31, 2015 and December 31, 2014, respectively, via ten separate fixed-rate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $6.7 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	March 31, 2015		December 31, 2014
(In thousands)	Advance	Rate	Advance	Rate
2015	$30,000	2.30%	$30,000	2.30%
2020	1,873	2.23%	1,885	2.23%
2021	480	2.12%	497	2.12%
2024	3,015	2.40%	3,064	2.36%
2028	1,376	1.47%	1,386	1.47%

	$36,744	2.27%	$36,832	2.27%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $599.3 million under a blanket mortgage collateral agreement and FHLB stock.  Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At March 31, 2015, the amount of available credit from the FHLB totaled $399.7 million.

(6)                     Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefits of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp offsets its interest rate exposure on commercial customer transactions by entering into offsetting swap agreements with approved reputable independent counterparties with substantially matching terms.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and the collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings.  Exchanges of cash flows related to the undesignated interest rate swap agreements for the first quarter of 2015 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At March 31, 2015 and December 31, 2014, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Notional amount	$7,052	$7,217	$7,052	$7,217
Weighted average maturity (years)	6.5	6.8	6.5	6.8
Fair value	$(321)	$(401)	$321	$401

In 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. For the purposes of hedging, the rolling fixed rate advances are considered to be a floating rate liability. The interest rate swap involves exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2015 and December 31, 2014.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	March 31, 2015	December 31, 2014
$10,000	12/6/2016	US 3 Month LIBOR	0.715%	$(4)	$24

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

Bancorp recorded a core deposit intangible totaling $2.5 million arising from the 2013 Oldham acquisition.  For money market, savings and interest bearing checking accounts, this intangible asset is being amortized using a straight line method over 15 years.  For the remainder of deposits, it is being amortized over a 10-year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.   At March 31, 2015, the unamortized core deposit intangible was $1.8 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  The estimated fair values of MSRs at March 31, 2015 and December 31, 2014 were $2.2 million and $3.4 million, respectively.  The total outstanding principal balances of loans serviced for others were $418.4 million and $421.1 million at March 31, 2015, and December 31, 2014, respectively.

Changes in the net carrying amount of MSRs for the three months ended March 31, 2015 and 2014 are shown in the following table.

	For three months
	ended March 31,
(in thousands)	2015	2014
Balance at beginning of period	$1,131	$1,832
Additions for mortgage loans sold	116	80
Amortization	(180)	(233)
Balance at March 31	$1,067	$1,679

(8)                     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or the benefits to participants.  Benefits vest based on 25 years of service.  The former officer and one current officer are fully vested, and one current officer will be fully vested in 2017.  The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  The net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36 thousand and $32 thousand, for the three months ended March 31, 2015 and 2014, respectively.

(9)                     Commitments and Contingent Liabilities

As of March 31, 2015, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $492.3 million including standby letters of credit of $11.7 million represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of March 31, 2015. Commitments to extend credit were $463.0 million, including letters of credit of $11.0 million, as of December 31, 2014.  Bancorp’s maximum exposure to credit loss in the event of nonperformance by the other party to these commitments is represented by the contractual amount of these instruments. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of March 31, 2015, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2020.  At Bancorp’s Annual Meeting of Shareholders held on April 22, 2015, shareholders approved the 2015 Omnibus Equity Compensation Plan and reserved the shares available from the 2005 plan for future awards under the 2015 plan.  No additional shares were made available. As of March 31, 2015, there were 350,852 shares available for future awards.

Options and stock appreciation rights (“SARs”) granted generally have a vesting schedule of 20% per year.  Options and SARs expire ten years after the grant date unless forfeited due to employment termination.  No stock options have been granted since 2007.

Restricted shares granted to officers generally vest over five years.  All restricted shares have been granted at a price equal to the market value of common stock at the time of grant.  For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period.  For grants in 2015, forfeitable dividends are deferred until the shares are vested.  Fair value of restricted shares is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended
	March 31,
(in thousands)	2015	2014

Stock-based compensation expense before income taxes	$501	$290
Less: deferred tax benefit	(176)	(102)
Reduction of net income	$325	$188

Bancorp expects to record an additional $1.6 million of stock-based compensation expense in 2015 for equity grants outstanding as of March 31, 2015.  As of March 31, 2015, Bancorp has $5.1 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $296 thousand and $463 thousand from the exercise of options during the first three months of 2015 and 2014, respectively.

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

	2015	2014

Dividend yield	2.97%	2.94%
Expected volatility	22.81%	23.66%
Risk free interest rate	1.91%	2.22%
Expected life of SARs	7.5 years	7.0 years

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

A summary of stock option and SARs activity and related information for the three months ended March 31, 2015 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2014
Vested and exercisable	524	$21.03-26.83	$23.84	$4,981	$5.35	3.5
Unvested	194	21.03-29.16	24.83	1,650	4.57	7.7
Total outstanding	718	21.03-29.16	24.11	6,631	5.14	4.6

Granted	49	34.43	34.43	—	5.95
Exercised	(14)	21.03-26.83	24.03	130	5.70
Forfeited	—	—	—	—	—

At March 31, 2015
Vested and exercisable	577	21.03-29.05	24.14	6,119	5.26	3.7
Unvested	176	22.86-34.43	27.92	1,151	4.93	8.4
Total outstanding	753	21.03-34.43	26.03	$7,270	5.18	4.8

Vested year-to-date	66	21.03-29.05	23.74	$710	4.65

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise price.

For the periods ending December 31, 2014 and March 31, 2015, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(5,469)	23.77
Unvested at December 31, 2014	114,093	$24.95
Shares awarded	34,890	34.43
Restrictions lapsed and shares released to employees/directors	(40,360)	23.83
Shares forfeited	—	—
Unvested at March 31, 2015	108,623	$28.42

Bancorp awarded performance-based restricted stock units (PSUs) to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2013	3	20.38	36,792
2014	3	26.42	25,012
2015	3	31.54	19,774

In the first quarter of 2015, Bancorp awarded 6,080 RSUs to directors of Bancorp with a grant date fair value of $200 thousand.

(12)              Net Income Per Share

The following table reflects, for the three months ended March 31, 2015 and 2014, net income (the numerator) and average shares outstanding (the denominator) for the basic and diluted net income per share computations:

	Three months ended
(In thousands, except per share data)	March 31
	2015	2014
Net income	$9,255	$8,177
Average shares outstanding	14,647	14,506
Dilutive securities	205	195

Average shares outstanding including dilutive securities including dilutive securities	14,852	14,701

Net income per share, basic	$0.63	$0.56
Net income per share, diluted	$0.62	$0.56

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

Selected financial information by business segment for the three month periods ended March 31, 2015 and 2014 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended March 31, 2015
Net interest income	$21,560	$54	$21,614
Provision for loan losses	—	—	—
Investment management and trust services	—	4,552	4,552
All other non-interest income	5,121	—	5,121
Non-interest expense	15,191	2,588	17,779
Income before income taxes	11,490	2,018	13,508
Tax expense	3,534	719	4,253
Net income	$7,956	$1,299	$9,255

Three months ended March 31, 2014
Net interest income	$20,181	$47	$20,228
Provision for loan losses	350	—	350
Investment management and trust services	—	4,568	4,568
All other non-interest income	4,890	17	4,907
Non-interest expense	14,962	2,582	17,544
Income before income taxes	9,759	2,050	11,809
Tax expense	2,903	729	3,632
Net income	$6,856	$1,321	$8,177

(14)              Income Taxes

An analysis of the difference between the statutory and effective tax rates for the three months ended March 31, 2015 and 2014 follows:

	Three months ended March 31,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
Tax credits	(2.4)	(1.6)
Tax exempt interest income	(1.4)	(1.7)
Cash surrender value of life insurance	(1.0)	(2.0)
State income taxes	0.9	1.0
Other, net	0.4	0.1
Effective tax rate	31.5%	30.8%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of March 31, 2015 and December 31, 2014, the gross amount of unrecognized tax benefits, including penalties and interest, was $45 thousand and $42 thousand, respectively.  If recognized, the tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Federal and state income tax returns are subject to examination for the years after 2011.

(15)              Assets and Liabilities Measured and Reported at Fair Value

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2015.

Below are carrying values of assets measured at fair value on a recurring basis.

	Fair value at March 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$60,000	$60,000	$—	$—
Government sponsored enterprise obligations	175,814	—	175,814	—
Mortgage-backed securities - government agencies	169,895	—	169,895	—
Obligations of states and political subdivisions	64,979	—	64,979	—
Corporate equity securities	1,014	1,014	—	—

Total investment securities available for sale	471,702	61,014	410,688	—

Interest rate swaps	321	—	321	—

Total assets	$472,023	$61,014	$411,009	$—

Liabilities

Interest rate swaps	$325	$—	$325	$—

	Fair value at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$70,000	$70,000	$—	$—
Government sponsored enterprise obligations	204,986	—	204,986	—
Mortgage-backed securities - government agencies	174,270	—	174,270	—
Obligations of states and political subdivisions	62,834	—	62,834	—
Corporate equity securities	966	966	—	—

Total investment securities available for sale	513,056	70,966	442,090	—

Interest rate swaps	425	—	425	—

Total assets	$513,481	$70,966	$442,515	$—

Liabilities

Interest rate swaps	$401	$—	$401	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At March 31, 2015 and December 31, 2014 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for March 31, 2015 or December 31, 2014.  See Note 7 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of March 31, 2015, total impaired loans with a valuation allowance were $8.5 million, and the specific allowance totaled $1.1 million, resulting in a fair value of $7.4 million, compared to total impaired loans with a valuation allowance of $7.8 million, and the specific allowance allocation totaling $1.4 million, resulting in a fair value of $6.4 million at December 31, 2014.  The losses represent the change in the specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment.  The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  For OREO in the table below, the fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. The losses represent write-downs which occurred during the period indicated.  At March 31, 2015 and December 31, 2014, the carrying value of all other real estate owned was $5.9 million and $6.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

					Losses for 3 month
	Fair value at March 31, 2015				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2015
Impaired loans	$7,352	$—	$—	$7,352	$(206)
Other real estate owned	4,946	—	—	4,946	—
Total	$12,298	$—	$—	$12,298	$(206)

					Losses for 3 month
	Fair value at December 31, 2014				period ended
(in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2014
Impaired loans	$6,449	$—	$—	$6,449	$(180)
Other real estate owned	5,032	—	—	5,032	—
Total	$11,481	$—	$—	$11,481	$(180)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2015, there were no transfers between Levels 1, 2, or 3.   For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$2,826	Appraisal	Appraisal discounts (%)	8.8%
Impaired loans - cash flow dependent	4,526	Discounted cash flow	Discount rate (%)	5.3%
Other real estate owned	4,946	Appraisal	Appraisal discounts (%)	14.5%

(16)              Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
March 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$57,519	$57,519	$57,519	$—	$—
Mortgage loans held for sale	6,481	6,712	—	6,712	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,849,128	1,859,051	—	—	1,859,051
Accrued interest receivable	6,133	6,133	6,133	—	—

Financial liabilities
Deposits	$2,110,229	$2,111,131	$—	$2,111,131	$—
Short-term borrowings	74,314	74,314	—	74,314	—
FHLB advances	36,744	37,244	—	37,244	—
Accrued interest payable	127	127	127	—	—

(in thousands)	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$74,241	$74,241	$74,241	$—	$—
Mortgage loans held for sale	3,747	3,876	—	3,876	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,843,630	1,863,568	—	—	1,863,568
Accrued interest receivable	5,980	5,980	5,980	—	—

Financial liabilities
Deposits	$2,123,627	$2,124,904	$—	$2,124,904	$—
Short-term borrowings	116,949	116,949	—	116,949	—
FHLB advances	36,832	37,714	—	37,714	—
Accrued interest payable	131	131	131	—	—

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

(17)              Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier 1, common equity Tier 1, and total capital, as defined, to risk weighted assets and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by the regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet the capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by the regulations or determined to be necessary by the regulators, which could materially affect the unaudited consolidated financial statements.

In 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act. The final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  Capital ratios for December 31, 2014 were calculated using the former rules and for March 31, 2015 ratios were calculated using the new Basel III rules.  For Bancorp, key differences under Basel III include risk weighting for commitments under one year and higher risk weighting for certain commercial real estate and construction loans.  These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios.

Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2015.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$287,402	13.82%	$166,369	8.00%	NA	NA
Bank	281,890	13.58%	166,062	8.00%	$207,577	10.00%

Common Equity Tier 1 risk-based capital (2)
Consolidated	$262,520	12.63%	$93,534	4.50%	NA	NA
Bank	257,008	12.38%	93,420	4.50%	$124,560	6.00%

Tier 1 risk-based capital (1)
Consolidated	$262,520	12.63%	$124,713	6.00%	NA	NA
Bank	257,008	12.38%	124,560	6.00%	$124,560	6.00%

Leverage (3)
Consolidated	$262,520	10.41%	$100,872	4.00%	NA	NA
Bank	257,008	10.21%	100,689	4.00%	$125,861	5.00%

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$280,228	13.86%	$161,748	8.00%	NA	NA
Bank	274,345	13.59%	161,498	8.00%	$201,873	10.00%

Tier 1 risk-based capital (1)
Consolidated	$255,308	12.63%	$80,858	4.00%	NA	NA
Bank	249,425	12.36%	80,720	4.00%	$121,080	6.00%

Leverage (3)
Consolidated	$255,308	10.26%	$74,651	3.00%	NA	NA
Bank	249,425	10.04%	74,529	3.00%	$124,216	5.00%

(1)         Ratio is computed in relation to risk-weighted assets.

(2)         Ratio became effective January 2015.

(3)         Ratio is computed in relation to average assets.

NA — Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2015 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2015 compared to the year ended December 31, 2014. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to the following: economic conditions both generally and more specifically in the markets in which Bancorp and the Bank operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; and other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.  Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2014.

Overview of 2015 through March 31

Bancorp completed the first quarter of 2015 with net income of $9.3 million or 13% more than the comparable period of 2014. The increase is due to higher net interest income, no provision for loan losses, and higher non-interest income.  These increases were partially offset by higher non-interest expenses and resultant higher income tax expense.  Diluted earnings per share for the first quarter of 2015 were $0.62, compared to the first quarter of 2014 at $0.56.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and the interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $1,386,000, or 6.9%, for the first three months of 2015, compared to the same period in 2014.  The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned.  The net interest margin declined to 3.72% for the first quarter of 2015, compared to 3.76% for the same period in 2014.

In response to its assessment of risk in the loan portfolio, Bancorp did not record a provision for loan losses in the first quarter of 2015, compared to a $350 thousand provision in the first quarter of 2014.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Bancorp’s allowance for loan losses was 1.33% of total loans at March 31, 2015, compared to 1.33% of total loans at December 31, 2014, and 1.65% at March 31, 2014.

Total non-interest income in the first quarter of 2015 increased $198,000, or 2.1%, compared to the same period in 2014, and remained consistent at 31% of total revenues. Increases in mortgage banking income and bankcard transaction revenue contributed to the growth, partially offset by a decrease in brokerage commissions.

Total non-interest expense in the first quarter of 2015 increased $235,000, or 1.3%, compared to the same period in 2014 due to gains on sales of foreclosed assets in 2014 which did not recur in 2015.  This was partially offset by decreases in data processing and net occupancy expenses. Bancorp’s efficiency ratio in the first quarter of 2015 was 56.4% compared with 58.6% in the first quarter last year.

Bancorp’s effective tax rate increased to 31.5% in 2015 from 30.8% in 2014.  The increase in income tax expense from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense in 2015.

Tangible common equity, a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.56% as of March 31, 2015, compared to 10.05% at December 31, 2014.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $9.3 million for the three months ended March 31, 2015 increased $1.1 million, or 13.2%, from $8.2 million for the comparable 2014 period.  Basic net income per share was $0.63 for the first quarter of 2015, an increase of 12.5% from the $0.56 for the first quarter of 2014.  Diluted net income per share was $0.62 for the first quarter of 2015, an increase of 10.7% from the $0.56 for the first quarter of 2014.  See Note 12 for additional information related to net income per share.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.49% and 14.18%, respectively, for the first quarter of 2015, compared to 1.41% and 14.14%, respectively, for the same period in 2014.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2015 and 2014 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended March 31
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold	$86,855	$68	0.32%	$96,770	$79	0.33%
Mortgage loans held for sale	3,631	39	4.36%	2,783	31	4.52%
Securities:
Taxable	358,094	1,970	2.23%	323,892	1,770	2.22%
Tax-exempt	59,764	416	2.82%	59,242	426	2.92%
FHLB stock and other securities	6,347	64	4.09%	7,347	67	3.70%
Loans, net of unearned income	1,869,542	20,525	4.45%	1,717,175	19,480	4.60%
Total earning assets	2,384,233	23,082	3.93%	2,207,209	21,853	4.02%
Less allowance for loan losses	25,210			29,082
	2,359,023			2,178,127
Non-earning assets:
Cash and due from banks	36,836			35,430
Premises and equipment	39,513			39,573
Accrued interest receivable and other assets	90,381			93,184
Total assets	$2,525,753			$2,346,314

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$500,952	$129	0.10%	$481,313	$131	0.11%
Savings deposits	114,381	10	0.04%	103,637	10	0.04%
Money market deposits	674,924	334	0.20%	617,727	307	0.20%
Time deposits	306,345	500	0.66%	349,633	692	0.80%
Securities sold under agreements to repurchase	64,344	37	0.23%	60,895	34	0.23%
Fed funds purchased and other short term borrowings	15,874	7	0.18%	16,654	6	0.15%
FHLB advances	36,774	216	2.38%	34,302	196	2.32%

Total interest bearing liabilities	1,713,594	1,233	0.29%	1,664,161	1,376	0.34%
Non-interest bearing liabilities:
Non-interest bearing demand deposits	520,253			421,517
Accrued interest payable and other liabilities	27,212			26,049
Total liabilities	2,261,059			2,111,727
Stockholders’ equity	264,694			234,587
Total liabilities and stockholders’ equity	$2,525,753			$2,346,314
Net interest income		$21,849			$20,477
Net interest spread			3.64%			3.68%
Net interest margin			3.72%			3.76%

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

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  The approximate tax equivalent adjustments to interest income were $235 thousand and $249 thousand, respectively, for the three month periods ended March 31, 2015 and 2014.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.  These participation loans averaged $8.1 million and $9.4 million for the three month periods ended March 31, 2015 and 2014.

Fully taxable equivalent net interest income of $21.8 million for the three months ended March 31, 2015 increased $1.4 million, or 6.7%, from $20.5 million when compared to the same period last year. Net interest spread and net interest margin were 3.64% and 3.72%, respectively, for the first quarter of 2015 and 3.68% and 3.76%, respectively, for the first quarter of 2014.

Approximately $717 million, or 38%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $366 million of variable rate loans have reached their contractual floor of 4% or higher.  Approximately $148 million of variable rate loans have contractual floors below 4%.  The remaining $203 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets for the first three months of 2015 increased $177.0 million, or 8.0% to $2.38 billion, compared to $2.21 billion for the same period of 2014, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities for the first three months of 2015 increased $49.4 million, or 3.0% to $1.71 billion compared to $1.66 billion for the same period of 2014, primarily due to increases in money market, interest bearing demand, and savings deposit accounts, partially offset by decreases in time deposits.

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

The March 31, 2015 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(4.20)%
Increase 100bp	(3.28)
Decrease 100bp	(2.42)
Decrease 200bp	N/A

Loans indexed to the prime rate, with floors of 4% or higher, comprise $366 million or approximately 20% of total loans.  Since the prime rate is currently 3.25%, rates would have to increase more than 75 bp before the rates on such loans will rise.  This effect, captured in the simulation analysis above, negatively impacts the effect of rising rates.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.  Bancorp did not record a provision for loan losses in the first quarter of 2015, compared to a provision of $350 thousand for the same period of 2014.  The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of the risk in the loan portfolio. Based on this analysis, provisions for loan losses are determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors.  The levels of non-performing loans continue to decrease and many key indicators of loan quality continue to show improvement.

Management utilizes loan grading procedures which result in specific allowance allocations for the estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2015.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2015 and 2014 follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014

Balance at the beginning of the period	$24,920	$28,522
Provision for loan losses	—	350
Loan charge-offs, net of recoveries	(38)	(281)
Balance at the end of the period	$24,882	$28,591
Average loans, net of unearned income	$1,877,594	$1,726,610
Provision for loan losses to average loans (1)	0.00%	0.02%
Net loan charge-offs to average loans (1)	0.00%	0.02%
Allowance for loan losses to average loans	1.33%	1.66%
Allowance for loan losses to period-end loans	1.33%	1.65%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2015 and 2014 follows:

	Three months
(in thousands)	ended March 31
Net loan charge-offs (recoveries)	2015	2014
Commercial and industrial	$5	$(9)
Construction and development, excluding undeveloped land	—	—
Undeveloped land	—	—
Real estate mortgage - commercial investment	—	37
Real estate mortgage - owner occupied commercial	1	94
Real estate mortgage - 1-4 family residential	51	143
Home equity	(4)	(1)
Consumer	(15)	17
Total net loan charge-offs	$38	$281

Non-interest Income and Expenses

The following table sets forth the major components of non-interest income and expenses for the three month periods ended March 31, 2015 and 2014.

	Three months
	ended March 31,
(dollars in thousands)	2015	2014	Change	%

Non-interest income:
Investment management and trust revenue	$4,552	$4,568	$(16)	-0.4%
Service charges on deposit accounts	2,080	2,103	(23)	-1.1%
Bankcard transaction revenue	1,122	1,075	47	4.4%
Mortgage banking revenue	828	588	240	40.8%
Brokerage commissions and fees	461	505	(44)	-8.7%
Bank owned life insurance income	222	236	(14)	-5.9%
Other	408	400	8	2.0%
Total non-interest income	$9,673	$9,475	$198	2.1%
Non-interest expenses:
Salaries and employee benefits	$11,100	$11,118	$(18)	-0.2%
Net occupancy expense	1,469	1,556	(87)	-5.6%
Data processing expense	1,454	1,560	(106)	-6.8%
Furniture and equipment expense	247	268	(21)	-7.8%
FDIC insurance expense	297	342	(45)	-13.2%
Loss (gain) on other real estate owned	20	(343)	363	*
Other	3,192	3,043	149	4.9%
Total non-interest expenses	$17,779	$17,544	$235	1.3%

(*) - Amount exceeds 100%

Total non-interest income increased $198 thousand, or 2.1%, in the first quarter of 2015 compared to the same period in 2014.

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size.  Trust assets under management totaled $2.29 billion at March 31, 2015, compared to $2.28 billion at March 31, 2014. Investment management and trust revenue, which constitutes an average of 47% of non-interest income at March 31, 2015, was virtually flat for the first quarter of 2015 compared to the same period in 2014.  Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased 3% for the first quarter of 2015, compared to the first quarter of 2014.  However, one-time executor and other non-recurring fees decreased for the first quarter of 2015, compared to the same period in 2014.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes, which generally react inversely to each other.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Management expects to encounter slower growth of our investment management and trust revenue in 2015 as some revenue that boosted 2014 results is not expected to recur at the same level in 2015.  Still, management believes the investment management and trust department will continue to factor significantly in financial results and provide strategic diversity to revenue streams.

Service charges on deposit accounts decreased $23 thousand, or 1.1%, in the first quarter of 2015, as compared to the same period in 2014.  Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  Management expects this source of revenue to decline slightly in 2015 due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $47 thousand, or 4.4%, for the first quarter of 2015, as compared to the same period in 2014 and primarily represents income Bancorp derives from customers’ use of debit cards.  The increase in 2015 primarily reflects an increase in the volume of transactions, partially offset by a decrease in the interchange rates received.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as merchants gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2014.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Mortgage banking revenue increased $240 thousand, or 40.8%, in the first quarter of 2015 compared to the same period of 2014.  Market rates for mortgage loans decreased in the first quarter of 2015, resulting in increased refinance activity coupled with an increase in purchase activity, in the first quarter of 2015 compared to the same period in 2014.

Brokerage commissions and fees decreased $44 thousand, or 8.7%, in the first quarter of 2015 compared to the same period of 2014, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research, and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the investment management and trust department.

Bank owned life insurance (BOLI) income totaled $222 thousand for the first three months of 2015, compared to $236 thousand for the same period in 2014.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

Other non-interest income increased $8 thousand, or 2.0%, in the first quarter of 2015 as compared to the same period in 2014, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses increased $235 thousand, or 1.3%, for the first quarter of 2015 as compared to the same period in 2014.

Salaries and benefits are the largest component of non-interest expenses and decreased $18 thousand or 0.2% for the first quarter of 2015 compared to the same period of 2014, largely due to decreased bonus accruals and health insurance costs, mostly offset by higher salaries and stock-based compensation expense.  The increase in stock-based compensation is primarily due to a first quarter 2014 expense adjustment related to performance stock units, which decreased stock-based compensation by $185 thousand.  At March 31, 2015, Bancorp had 533 full-time equivalent employees compared to 522 at March 31, 2014.

Net occupancy expense decreased $87 thousand, or 5.6%, in the first quarter of 2015, as compared to the same period of 2014, largely due to unusually high maintenance costs in 2014 related to the severe winter.

Data processing expense decreased $106 thousand or 6.8% in the first quarter of 2015, as compared to the same period of 2014, largely due to decreases in expenses for bank card processing/reissuance and data processing for trust operations.  This category includes ongoing computer equipment maintenance costs related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense decreased $21 thousand, or 7.8%, in the first quarter of 2015, as compared to the same period in 2014, due to a variety of factors, none of which is individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense was $297 thousand in the first quarter of 2015, compared to $342 thousand for the same period in 2014.  The assessment is calculated by the FDIC and adjusted quarterly.  The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics in 2015.

Losses on other real estate owned (“OREO”) totaled $20 thousand for the first quarter of 2015, compared to gains of $343 thousand for the first quarter of 2014.  Bancorp liquidated several properties at prices greater than their carrying values in 2014 resulting in gains on foreclosed assets.

Other non-interest expenses increased $149 thousand or 4.9% in the first quarter of 2015, as compared to the same period in 2014, due largely to tax credit amortization of $158 thousand that was formerly recorded as income tax expense in 2014.  This category also includes MSR amortization, legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the first quarter of 2015, Bancorp recorded income tax expense of $4.3 million, compared to $3.6 million for the same period in 2014.  The effective rate for the three month period ended March 31, 2015 was 31.5%, compared to 30.8% for the same period in 2014.  The increase in income tax expense from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of amortization of tax credit investments which was recorded in other non-interest expense in 2015 and a component of tax expense in 2014.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  A discussion of Bancorp’s commitments is included in Note 9.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)             Financial Condition

Balance Sheet

Total assets decreased $51.6 million, or 2.0%, from $2.564 billion on December 31, 2014 to $2.512 billion on March 31, 2015.  The most significant contributor to the decrease was securities available for sale, which decreased $41.4 million in the first quarter largely as a result of maturing short-term securities.  Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. These securities, with maturities of 30 days or less, totaled $60 million and $95 million for March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents decreased $16.7 million.  Loans increased $5.5 million, while mortgage loans held for sale increased $2.7 million.  Other assets decreased $3.1 million, driven primarily by a $2.1 million decrease in deferred tax assets.

Total liabilities decreased $59.3 million, or 2.6%, from $2.304 billion December 31, 2014 to $2.245 billion on March 31, 2015.  The most significant component of the decrease was federal funds purchased, which decreased $33.0 million, or 69.5%.  Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Deposits decreased $13.4 million or 0.6%.  Securities sold under agreement to repurchase decreased $9.7 million or 13.9%, and other liabilities decreased $3.2 million or 12.1%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2015	December 31, 2014
Commercial and industrial	$594,980	$588,200
Construction and development, excluding undeveloped land	99,846	95,733
Undeveloped land (1)	19,995	21,268
Real estate mortgage:
Commercial investment	486,371	487,822
Owner occupied commercial	341,454	340,982
1-4 family residential	191,004	195,102
Home equity - first lien	45,288	43,779
Home equity - junior lien	65,824	66,268

Subtotal: Real estate mortgage	1,129,941	1,133,953

Consumer	29,248	29,396

Total Loans	$1,874,010	$1,868,550

‘(1)                 Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At March 31, 2015 and December 31, 2014, the total participated portions of loans of this nature were $8.0 million and $8.1 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Non-accrual loans	$5,279	$5,199
Troubled debt restructuring	6,257	6,352
Loans past due 90 days or more and still accruing	1	329

Non-performing loans	11,537	11,880

Foreclosed real estate	5,891	5,977

Non-performing assets	$17,428	$17,857

Non-performing loans as a percentage of total loans	0.62%	0.64%
Non-performing assets as a percentage of total assets	0.69%	0.70%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	March 31, 2015	December 31, 2014
Commercial and industrial	$1,276	$1,381
Construction and development, excluding undeveloped land	516	516
Undeveloped land	—	—
Real estate mortgage - commercial investment	234	235
Real estate mortgage - owner occupied commercial	2,344	2,081
Real estate mortgage - 1-4 family residential	800	950
Home equity and consumer loans	109	36

Total loans	$5,279	$5,199

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities and federal funds sold.  Federal funds sold totaled $23.6 million at March 31, 2015. These investments normally have overnight maturities and are used for general daily liquidity purposes.

The fair value of the available for sale investment portfolio was $471.7 million at March 31, 2015.  The portfolio includes maturities of approximately $82.4 million over the next twelve months, including $60 million of short-term securities which matured in April 2015.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2015, total investment securities pledged for these purposes comprised 53% of the available for sale investment portfolio, leaving $221.5 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, money market deposit accounts and time deposits up to $250 thousand.  At March 31, 2015, such deposits totaled $2.1 billion and represented 98% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s individual depositors currently maintain historically high balances.  When market conditions improve, these balances will likely decrease, potentially putting some strain on Bancorp’s liquidity position.  As of March 31, 2015, Bancorp had only $5.5 million or 0.3% of total deposits, in brokered deposits, which are predominantly comprised of Certificate of Deposit Account Registry Service (CDARs) deposits, a program which allows Bancorp to offer FDIC insurance up to $50 million in deposits per customer through reciprocal agreements with other network participating banks.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At March 31, 2015, the amount of available credit from the FHLB totaled $399.7 million.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $70 million.

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank.  At March 31, 2015, the Bank may pay up to $40.6 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At March 31, 2015, stockholders’ equity totaled $267.6 million, an increase of $7.7 million from December 31, 2014.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2014.  One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $3.9 million and $2.1 million at March 31, 2015 and December 31, 2014, respectively. The $1.8 million increase is primarily a reflection of the positive effect of the changing interest rate environment during the first quarter of 2015 on the valuation of Bancorp’s portfolio of securities available for sale.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014

Total risk-based capital (1)
Consolidated	13.82%	13.86%
Bank	13.58%	13.59%

Common equity tier 1 risk-based capital (1) (2)
Consolidated	12.63%	N/A
Bank	12.38%	N/A

Tier 1 risk-based capital (1)
Consolidated	12.63%	12.63%
Bank	12.38%	12.36%

Leverage (3)
Consolidated	10.41%	10.26%
Bank	10.21%	10.04%

(1)         Under the banking agencies risk-based capital guidelines, assets and credit-equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories.  The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category.  The resulting weighted values are added together, resulting in the Bancorp’s total risk-weighted assets.  These ratios are computed in relation to average assets.

(2)         The final rules described herein established common equity tier 1 capital effective January 1, 2015.  The ratio was not prescribed in prior years.  For Bancorp, this is equal to tier 1 capital, and therefore, the ratio is equal to the tier 1 risk-based capital ratio.

(3)         Ratio is computed in relation to average assets

In 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.  Final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp has opted out of this requirement.

For Bancorp, the key differences under Basel III include risk weighting for commitments under one year and higher risk weighting for certain commercial real estate and construction loans.  These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios.  Bancorp estimates the effect of these key differences decreased the Tier 1 risk-based capital ratio 0.30% and the total risk based-capital ratio 0.34%.

Management believes that as of March 31, 2015, Bancorp meets the requirements to be considered well-capitalized under the new rules.

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

The following table reconciles Bancorp’s calculation of the measures to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2015	December 31, 2014

Total equity	$267,601	$259,895
Less core deposit intangible	(1,761)	(1,820)
Less goodwill	(682)	(682)
Tangible common equity	$265,158	$257,393

Total assets	$2,512,263	$2,563,868
Less core deposit intangible	(1,761)	(1,820)
Less goodwill	(682)	(682)
Total tangible assets	$2,509,820	$2,561,366

Total shareholders’ equity to total assets	10.65%	10.14%
Tangible common equity ratio	10.56%	10.05%

Number of outstanding shares	14,795	14,745

Book value per share	$18.09	$17.63
Tangible common equity per share	17.92	17.46

f)                Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance.  The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016.  In April 2015, FASB voted to propose a delay in the effective date.  The proposed effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is still evaluating the potential impact of adoption of ASU 2014-09.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2015 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2015.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	13,204	32.56	—	—
March 1 - March 31	12,027	34.06	—	—
Total	25,231	$33.28	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock or share-based awards.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan.

Item 6.    Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2015 Quarterly Report on Form 10-Q, filed on May 7, 2015, formatted in eXtensible Business Reporting Language (XBRL):
	(1)	Consolidated Balance Sheets
	(2)	Consolidated Statements of Income
	(3)	Consolidated Statements of Comprehensive Income
	(4)	Consolidated Statement of Changes in Stockholders’ Equity
	(5)	Consolidated Statements of Cash Flows
	(6)	Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: May 7, 2015	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: May 7, 2015	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer