Form 10-Q
period 2015-06-30
Stock Yards Bancorp, Inc.
filed 2015-08-04
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 27, 2015, was 14,851,374.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)

Assets
Cash and due from banks	$37,775	$42,216
Federal funds sold	20,901	32,025
Cash and cash equivalents	58,676	74,241
Mortgage loans held for sale	8,237	3,747
Securities available-for-sale (amortized cost of $410,242 and $509,276 in 2015 and 2014, respectively)	412,866	513,056
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	1,899,302	1,868,550
Less allowance for loan losses	23,308	24,920
Net loans	1,875,994	1,843,630
Premises and equipment, net	40,199	39,088
Bank owned life insurance	30,554	30,107
Accrued interest receivable	5,950	5,980
Other assets	43,864	47,672
Total assets	$2,482,687	$2,563,868
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$551,723	$523,947
Interest bearing	1,520,042	1,599,680
Total deposits	2,071,765	2,123,627
Securities sold under agreements to repurchase	64,418	69,559
Federal funds purchased	13,290	47,390
Accrued interest payable	125	131
Other liabilities	21,852	26,434
Federal Home Loan Bank advances	38,855	36,832
Total liabilities	2,210,305	2,303,973
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,851,554 and 14,744,684 shares in 2015 and 2014, respectively	10,390	10,035
Additional paid-in capital	41,213	38,191
Retained earnings	219,466	209,584
Accumulated other comprehensive income	1,313	2,085
Total stockholders’ equity	272,382	259,895
Total liabilities and stockholders’ equity	$2,482,687	$2,563,868

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income  (Unaudited)

For the three and six months ended June 30, 2015 and 2014

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest income:
Loans	$20,612	$19,787	$41,027	$39,146
Federal funds sold	51	63	119	142
Mortgage loans held for sale	74	43	113	74
Securities – taxable	1,969	1,824	4,003	3,661
Securities – tax-exempt	294	296	585	594
Total interest income	23,000	22,013	45,847	43,617
Interest expense:
Deposits	938	1,114	1,911	2,254
Federal funds purchased	5	9	12	15
Securities sold under agreements to repurchase	32	29	69	63
Federal Home Loan Bank advances	224	206	440	402
Total interest expense	1,199	1,358	2,432	2,734
Net interest income	21,801	20,655	43,415	40,883
Provision for loan losses	—	1,350	—	1,700
Net interest income after provision for loan losses	21,801	19,305	43,415	39,183
Non-interest income:
Investment management and trust services	4,651	4,755	9,203	9,323
Service charges on deposit accounts	2,199	2,223	4,279	4,326
Bankcard transaction revenue	1,246	1,209	2,368	2,284
Mortgage banking revenue	913	722	1,741	1,310
Loss on sales of securities available for sale	—	(9)	—	(9)
Brokerage commissions and fees	499	462	960	967
Bank owned life insurance income	226	234	448	470
Other	485	461	893	861
Total non-interest income	10,219	10,057	19,892	19,532
Non-interest expenses:
Salaries and employee benefits	11,383	10,724	22,483	21,842
Net occupancy expense	1,450	1,453	2,919	3,009
Data processing expense	1,756	1,718	3,210	3,278
Furniture and equipment expense	260	259	507	527
FDIC insurance expense	317	350	614	692
Loss (gain) on other real estate owned	145	(6)	165	(349)
Other	3,556	3,203	6,748	6,246
Total non-interest expenses	18,867	17,701	36,646	35,245
Income before income taxes	13,153	11,661	26,661	23,470
Income tax expense	4,151	3,627	8,404	7,259
Net income	9,002	8,034	18,257	16,211
Net income per share:
Basic	$0.61	$0.55	$1.24	$1.12
Diluted	$0.60	$0.55	$1.23	$1.10
Average common shares:
Basic	14,710	14,545	14,679	14,526
Diluted	14,936	14,704	14,902	14,714

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2015 and 2014

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$9,002	$8,034	$18,257	$16,211
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of ($1,417), $663, ($405) and $1,754, respectively)	(2,631)	1,232	(751)	3,258
Reclassification adjustment for securities losses realized in income (net of tax of $0, $3, $0, and $3, respectively)	—	6	—	6
Unrealized losses on hedging instruments:
Unrealized losses arising during the period (net of tax of ($1), ($18), ($11) and ($7), respectively)	(2)	(34)	(21)	(13)
Other comprehensive (loss) income , net of tax	(2,633)	1,204	(772)	3,251
Comprehensive income	$6,369	$9,238	$17,485	$19,462

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2015 and 2014

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444
Net income	—	—	—	16,211	—	16,211

Other comprehensive income, net of tax	—	—	—	—	3,251	3,251

Stock compensation expense	—	—	768	—	—	768

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	31	104	807	(73)	—	838

Stock issued for non-vested restricted stock	40	132	1,022	(1,154)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	5	18	(111)		—	(93)

Cash dividends declared, $0.43 per share	—	—	—	(6,300)	—	(6,300)

Shares repurchased or cancelled	(20)	(66)	(499)	60	—	(505)

Balance June 30, 2014	14,665	$9,769	$35,242	$197,569	$1,034	$243,614

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895
Net income	—	—	—	18,257	—	18,257

Other comprehensive loss, net of tax	—	—	—	—	(772)	(772)

Stock compensation expense	—	—	995	—	—	995

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	74	245	1,917	(175)	—	1,987

Stock issued for non-vested restricted stock	35	116	1,088	(1,204)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	18	61	(397)	(128)	—	(464)

Cash dividends declared, $0.47 per share	—	—	—	(6,952)	—	(6,952)

Shares repurchased or cancelled	(20)	(67)	(581)	84	—	(564)

Balance June 30, 2015	14,852	$10,390	$41,213	$219,466	$1,313	$272,382

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

(In thousands)

	2015	2014

Operating activities:
Net income	$18,257	$16,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,700
Depreciation, amortization and accretion, net	3,374	3,226
Deferred income tax expense (benefit)	1,170	(252)
Loss on sale of securities available for sale	—	9
Gain on sales of mortgage loans held for sale	(1,133)	(769)
Origination of mortgage loans held for sale	(63,461)	(41,363)
Proceeds from sale of mortgage loans held for sale	60,104	39,727
Bank owned life insurance income	(448)	(470)
Gain on the disposal of premises and equipment	(5)	(30)
Loss (gain) on the sale of other real estate	165	(349)
Stock compensation expense	995	768
Excess tax benefits from share-based compensation arrangements	(293)	(169)
Decrease in accrued interest receivable and other assets	387	584
(Decrease) increase in accrued interest payable and other liabilities	(4,303)	2,337
Net cash provided by operating activities	14,809	21,160
Investing activities:
Purchases of securities available for sale	(92,730)	(124,550)
Proceeds from sale of securities available for sale	5,934	7,732
Proceeds from maturities of securities available for sale	184,878	197,397
Net increase in loans	(32,596)	(80,407)
Purchases of premises and equipment	(2,615)	(1,203)
Proceeds from disposal of premises and equipment	—	344
Proceeds from sale of foreclosed assets	1,820	4,303
Net cash provided by investing activities	64,691	3,616
Financing activities:
Net (decrease) increase in deposits	(51,862)	6,458
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(39,241)	(2,421)
Proceeds from Federal Home Loan Bank advances	63,200	21,820
Repayments of Federal Home Loan Bank advances	(61,177)	(20,082)
Issuance of common stock for options and performance stock units	1,566	626
Excess tax benefits from share-based compensation arrangements	293	169
Common stock repurchases	(900)	(555)
Cash dividends paid	(6,944)	(6,300)
Net cash used in financing activities	(95,065)	(285)
Net (decrease) increase in cash and cash equivalents	(15,565)	24,491
Cash and cash equivalents at beginning of period	74,241	70,770
Cash and cash equivalents at end of period	$58,676	$95,261
Supplemental cash flow information:
Income tax payments	$6,774	$5,094
Cash paid for interest	2,438	2,729
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$232	$1,505

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

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”).  Significant intercompany transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of available-for sale securities, other real estate owned and income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2014 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K.  Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors.  Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change.  Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses.  In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters.  Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio.  To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses.  The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bancorp’s allowance calculation includes specific allowance allocations to loan portfolio segments at June 30, 2015 for qualitative factors including, among other factors, national and local economic and business conditions, the quality and experience of lending staff and management, changes in lending policies and procedures, changes in volume and severity of past due loans, classified loans and non-performing loans, potential impact of any concentrations of credit, changes in the nature and terms of loans such as growth rates and utilization rates, changes in the value of underlying collateral for collateral-dependent loans, considering Bancorp’s disposition bias, and the effect of other external factors such as the legal and regulatory environment.  Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process.   Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)                     Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized
June 30, 2015	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$10,000	$—	$—	$10,000
Government sponsored enterprise obligations	175,985	1,942	559	177,368
Mortgage-backed securities - government agencies	160,359	1,477	1,510	160,326
Obligations of states and political subdivisions	63,142	1,344	157	64,329
Corporate equity securities	756	87	—	843

Total securities available for sale	$410,242	$4,850	$2,226	$412,866

December 31, 2014

U.S. Treasury and other U.S. Government obligations	$70,000	$—	$—	$70,000
Government sponsored enterprise obligations	203,531	2,017	562	204,986
Mortgage-backed securities - government agencies	173,573	2,042	1,345	174,270
Obligations of states and political subdivisions	61,416	1,560	142	62,834
Corporate equity securities	756	210	—	966

Total securities available for sale	$509,276	$5,829	$2,049	$513,056

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of June 30, 2015 or December 31, 2014.

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

A summary of the available-for-sale investment securities by contractual maturity groupings as of June 30, 2015 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$26,168	$26,253
Due after 1 but within 5 years	123,077	124,852
Due after 5 but within 10 years	18,907	19,263
Due after 10 years	80,975	81,329
Mortgage-backed securities	160,359	160,326
Corporate equity securities	756	843
Total securities available-for-sale	$410,242	$412,866

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

Securities with a carrying value of approximately $258.4 million at June 30, 2015 and $263.1 million at December 31, 2014 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Securities with unrealized losses at June 30, 2015 and December 31, 2014, not recognized in the statements of income are as follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$25,363	$208	$8,793	$351	$34,156	$559
Mortgage-backed securities - government agencies	36,666	394	33,165	1,116	69,831	1,510
Obligations of states and political subdivisions	18,249	124	2,221	33	20,470	157

Total temporarily impaired securities	$80,278	$726	$44,179	$1,500	$124,457	$2,226

December 31, 2014

Government sponsored enterprise obligations	$36,979	$30	$26,848	$532	$63,827	$562
Mortgage-backed securities - government agencies	4,038	77	49,325	1,268	53,363	1,345
Obligations of states and political subdivisions	12,655	67	6,297	75	18,952	142

Total temporarily impaired securities	$53,672	$174	$82,470	$1,875	$136,142	$2,049

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2015 and December 31, 2014. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date.  Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 71 and 80 separate investment positions as of June 30, 2015 and December 31, 2014, respectively.  Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

(3)                     Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$595,584	$571,754
Construction and development, excluding undeveloped land	102,274	95,733
Undeveloped land	19,965	21,268

Real estate mortgage:
Commercial investment	484,130	487,822
Owner occupied commercial	342,908	340,982
1-4 family residential	216,864	211,548
Home equity - first lien	42,612	43,779
Home equity - junior lien	65,354	66,268
Subtotal: Real estate mortgage	1,151,868	1,150,399

Consumer	29,611	29,396

Total loans	$1,899,302	$1,868,550

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2015 and December 31, 2014.

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
June 30, 2015	industrial	land	land	mortgage	Consumer	Total

Loans	$595,584	$102,274	$19,965	$1,151,868	$29,611	$1,899,302

Loans collectively evaluated for impairment	$591,064	$101,333	$19,965	$1,146,530	$29,537	$1,888,429

Loans individually evaluated for impairment	$4,440	$516	$—	$4,844	$73	$9,873

Loans acquired with deteriorated credit quality	$80	$425	$—	$494	$1	$1,000

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total

Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$—	$24,920
Provision (credit)	(1,250)	655	(471)	1,022	44	—	—
Charge-offs	(1,330)	—	—	(358)	(274)	—	(1,962)
Recoveries	14	—	—	81	255	—	350
At June 30, 2015	$9,253	$1,376	$1,074	$11,286	$319	$—	$23,308

Allowance for loans collectively evaluated for impairment	$6,807	$1,286	$1,074	$10,860	$247	$—	$20,274

Allowance for loans individually evaluated for impairment	$2,446	$90	$—	$426	$72	$—	$3,034

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Type of loan
		Construction
		and development
	Commercial	excluding
(in thousands)	and	undeveloped	Undeveloped	Real estate
December 31, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$571,754	$95,733	$21,268	$1,150,399	$29,396	$1,868,550

Loans collectively evaluated for impairment	$564,443	$94,603	$21,268	$1,146,212	$29,311	$1,855,837

Loans individually evaluated for impairment	$7,239	$516	$—	$3,720	$76	$11,551

Loans acquired with deteriorated credit quality	$72	$614	$—	$467	$9	$1,162

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total

Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$—	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	—	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	—	(4,244)
Recoveries	243	—	166	120	513	—	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$—	$24,920

Allowance for loans collectively evaluated for impairment	$10,790	$706	$1,545	$10,285	$218	$—	$23,544

Allowance for loans individually evaluated for impairment	$1,029	$15	$—	$256	$76	$—	$1,376

Allowance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

•                  Construction and development, excluding undeveloped land:  Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects.  In most cases, construction loans require only interest to be paid during construction, and then convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units including any pre-sold units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

•                  Undeveloped land:  Loans in this category are secured by land initially acquired for development by the borrower, but for which no development has yet taken place.  Credit risk is affected by market conditions and time to sell lots at an adequate price.  Credit risk is also affected by availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

•                  Real estate mortgage:  Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties.  Repayment is dependent on credit quality of the individual borrower.  Underlying properties are generally located in Bancorp’s primary market area. Cash flows of income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality.  Overall health of the economy, including unemployment rates and housing prices, has an effect on credit quality in this loan category.

•                  Consumer:  Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, sale of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and housing prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in a 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected.  The carrying amount of those loans is included in the balance sheet amounts of loans at June 30, 2015 and December 31, 2014.   Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount

Balance at December 31, 2013	$137	$369

Accretion	(75)	(103)
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at December 31, 2014	62	266

Accretion	(27)	—
Reclassifications from (to) non-accretable difference	—	—
Disposals	—	—
Balance at June 30, 2015	$35	$266

The following table presents loans individually evaluated for impairment as of June 30, 2015 and December 31, 2014.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
June 30, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$762	$3,461	$—	$802
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	104	361	—	110
Owner occupied commercial	1,649	2,087	—	1,587
1-4 family residential	492	492	—	695
Home equity - first lien	80	80	—	27
Home equity - junior lien	72	72	—	72
Subtotal: Real estate mortgage	2,397	3,092	—	2,491

Consumer	1	1	—	—
Subtotal	$3,186	$6,705	$—	$3,319

Loans with an allowance recorded
Commercial and industrial	$3,678	$6,566	$2,446	$5,438
Construction and development, excluding undeveloped land	490	490	90	490
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	122	122	118	122
Owner occupied commercial	1,733	1,733	274	1,294
1-4 family residential	592	592	34	250
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	2,447	2,447	426	1,666

Consumer	72	72	72	74
Subtotal	$6,687	$9,575	$3,034	$7,668

Total
Commercial and industrial	$4,440	$10,027	$2,446	$6,240
Construction and development, excluding undeveloped land	516	641	90	516
Undeveloped land	—	—	—	—

Real estate mortgage	—	—	—	—
Commercial investment	226	483	118	232
Owner occupied commercial	3,382	3,820	274	2,881
1-4 family residential	1,084	1,084	34	945
Home equity - first lien	80	80	—	27
Home equity - junior lien	72	72	—	72
Subtotal: Real estate mortgage	4,844	5,539	426	4,157

Consumer	73	73	72	74
Total	$9,873	$16,280	$3,034	$10,987

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$896	$3,596	$—	$996
Construction and development, excluding undeveloped land	26	151	—	26
Undeveloped land	—	—	—	5,608

Real estate mortgage
Commercial investment	113	113	—	198
Owner occupied commercial	1,784	2,221	—	1,939
1-4 family residential	870	870	—	782
Home equity - first lien	—	—	—	11
Home equity - junior lien	36	36	—	69
Subtotal: Real estate mortgage	2,803	3,240	—	2,999

Consumer	—	—	—	—
Subtotal	$3,725	$6,987	$—	$9,629

Loans with an allowance recorded
Commercial and industrial	$6,343	$7,914	$1,029	$6,797
Construction and development, excluding undeveloped land	490	490	15	196
Undeveloped land	—	—	—	—

Real estate mortgage
Commercial investment	122	122	—	640
Owner occupied commercial	716	716	112	704
1-4 family residential	79	79	144	651
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	917	917	256	1,995

Consumer	76	76	76	80
Subtotal	$7,826	$9,397	$1,376	$9,068

Total
Commercial and industrial	$7,239	$11,510	$1,029	$7,793
Construction and development, excluding undeveloped land	516	641	15	222
Undeveloped land	—	—	—	5,608

Real estate mortgage	—	—	—	—
Commercial investment	235	235	—	838
Owner occupied commercial	2,500	2,937	112	2,643
1-4 family residential	949	949	144	1,433
Home equity - first lien	—	—	—	11
Home equity - junior lien	36	36	—	69
Subtotal: Real estate mortgage	3,720	4,157	256	4,994

Consumer	76	76	76	80
Total	$11,551	$16,384	$1,376	$18,697

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans.

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Bancorp did not have any loans past due more than 90 days and still accruing interest as of June 30, 2015.  Loans past due more than 90 days and still accruing interest amounted to $329 thousand at December 31, 2014.

The following table presents the recorded investment in non-accrual loans as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$3,420	$1,381
Construction and development, excluding undeveloped land	516	516
Undeveloped land	—	—

Real estate mortgage
Commercial investment	226	235
Owner occupied commercial	3,382	2,081
1-4 family residential	1,084	950
Home equity - first lien	80	—
Home equity - junior lien	72	36
Subtotal: Real estate mortgage	4,844	3,302

Consumer	1	—

Total	$8,781	$5,199

At June 30, 2015 and December 31, 2014, Bancorp had accruing loans classified as TDR of $1.1 million and $6.4 million, respectively.  Bancorp did not modify and classify any additional loans as TDR during the six months ended June 30, 2015 or 2014.

Bancorp had no loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of June 30, 2015.  The following table presents the recorded investment in loans accounted for as TDR that were restructured and experienced a payment default within the previous 12 months as of June 30, 2014.

(dollars in thousands)	Number of	Recorded
June 30, 2014	contracts	investment

Commercial & industrial	1	$790

Total	1	$790

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at June 30, 2015, had a total allowance allocation of $225 thousand, compared to $703 thousand at December 31, 2014.

At June 30, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR, compared to $458 thousand at December 31, 2014.

The following table presents the aging of the recorded investment in loans as of June 30, 2015 and December 31, 2014.

							Recorded
			90 or more				investment
			days past				> 90 days
(in thousands)	30-59 days	60-89 days	due (includes)	Total		Total	and
June 30, 2015	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$166	$12	$3,420	$3,598	$591,986	$595,584	$—
Construction and development, excluding undeveloped land	—	—	516	516	101,758	102,274	—
Undeveloped land	—	—	—	—	19,965	19,965	—

Real estate mortgage
Commercial investment	482	70	226	778	483,352	484,130	—
Owner occupied commercial	42	218	3,382	3,642	339,266	342,908	—
1-4 family residential	2,026	115	1,084	3,225	213,639	216,864	—
Home equity - first lien	99	13	80	192	42,420	42,612	—
Home equity - junior lien	63	30	72	165	65,189	65,354	—
Subtotal: Real estate mortgage	2,712	446	4,844	8,002	1,143,866	1,151,868	—

Consumer	6	1	1	8	29,603	29,611	—

Total	$2,884	$459	$8,781	$12,124	$1,887,178	$1,899,302	$—

December 31, 2014

Commercial and industrial	$3,860	$3	$1,382	$5,245	$566,509	$571,754	$1
Construction and development, excluding undeveloped land	69	—	757	826	94,907	95,733	241
Undeveloped land	—	—	—	—	21,268	21,268	—

Real estate mortgage
Commercial investment	993	249	235	1,477	486,345	487,822	—
Owner occupied commercial	1,272	920	2,081	4,273	336,709	340,982	—
1-4 family residential	1,801	285	1,023	3,109	208,439	211,548	73
Home equity - first lien	—	—	14	14	43,765	43,779	14
Home equity - junior lien	470	78	36	584	65,684	66,268
Subtotal: Real estate mortgage	4,536	1,532	3,389	9,457	1,140,942	1,150,399	87

Consumer	43	18	—	61	29,335	29,396	—

Total	$8,508	$1,553	$5,528	$15,589	$1,852,961	$1,868,550	$329

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends.  Pass-rated loans include all risk-rated loans other than those classified as special mention, substandard, substandard non-performing and doubtful, which are defined below:

•                  Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp’s credit position at some future date.

•                  Substandard:  Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt.  They are characterized by the distinct possibility that Bancorp will sustain some loss if the deficiencies are not corrected.

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

As of June 30, 2015 and December 31, 2014, the internally assigned risk grades of loans by category were as follows:

(in thousands)		Special		Substandard		Total
June 30, 2015	Pass	mention	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$573,370	$13,876	$3,898	$4,440	$—	$595,584
Construction and development, excluding undeveloped land	97,894	3,523	341	516	—	102,274
Undeveloped land	18,285	523	1,157	—	—	19,965

Real estate mortgage
Commercial investment	478,381	5,345	178	226	—	484,130
Owner occupied commercial	325,802	11,192	2,532	3,382	—	342,908
1-4 family residential	214,101	1,654	25	1,084	—	216,864
Home equity - first lien	42,532	—	—	80	—	42,612
Home equity - junior lien	65,053	98	131	72	—	65,354
Subtotal: Real estate mortgage	1,125,869	18,289	2,866	4,844	—	1,151,868

Consumer	29,538	—	—	73	—	29,611

Total	$1,844,956	$36,211	$8,262	$9,873	$—	$1,899,302

December 31, 2014

Commercial and industrial	$546,582	$6,215	$11,717	$7,240	$—	$571,754
Construction and development, excluding undeveloped land	88,389	4,867	1,720	757	—	95,733
Undeveloped land	20,578	530	160	—	—	21,268

Real estate mortgage
Commercial investment	482,415	4,991	181	235	—	487,822
Owner occupied commercial	328,385	6,942	3,156	2,499	—	340,982
1-4 family residential	209,396	1,129	—	1,023	—	211,548
Home equity - first lien	43,765	—	—	14	—	43,779
Home equity - junior lien	66,182	50	—	36	—	66,268
Subtotal: Real estate mortgage	1,130,143	13,112	3,337	3,807	—	1,150,399

Consumer	29,244	76	—	76	—	29,396

Total	$1,814,936	$24,800	$16,934	$11,880	$—	$1,868,550

(4)                     Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $64.4 million and $69.6 million at June 30, 2015 and December 31, 2014, respectively.  Bancorp enters into sales of securities under agreement to repurchase at a specified future date.  At June 30, 2015, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(5)                     Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $38.9 million and $36.8 million at June 30, 2015 and December 31, 2014, respectively, via eleven separate fixed-rate advances.  For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances totaling $8.9 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

	June 30, 2015		December 31, 2014
(In thousands)	Advance	Rate	Advance	Rate
2015	$30,000	2.30%	$30,000	2.30%
2020	1,861	2.23%	1,885	2.23%
2021	463	2.12%	497	2.12%
2024	2,966	2.36%	3,064	2.36%
2025	2,200	2.26%	—	—
2028	1,365	1.47%	1,386	1.47%

	$38,855	2.27%	$36,832	2.27%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $588.6 million under a blanket mortgage collateral agreement and FHLB stock.  Bancorp views these borrowings as an effective alternative to higher cost time deposits to fund loan growth.  At June 30, 2015, the amount of available credit from the FHLB totaled $405.7 million.

(6)                     Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates.  Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties.  These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value.  Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings.  Exchanges of cash flows related to undesignated interest rate swap agreements for the first six month of 2015 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

At June 30, 2015 and December 31, 2014, Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2015	2014	2015	2014

Notional amount	$8,387	$7,217	$8,387	$7,217
Weighted average maturity (years)	7.0	6.8	7.0	6.8
Fair value	$(385)	$(401)	$385	$401

In 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. For purposes of hedging, the rolling fixed rate advances are considered to be a floating rate liability. The interest rate swap involves exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The swap began December 6, 2013 and ends December 6, 2016. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of June 30, 2015 and December 31, 2014.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	June 30, 2015	December 31, 2014

$10,000	12/6/2016	US 3 Month LIBOR	0.715%	$(8)	$24

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

In 2013, Bancorp completed the acquisition of THE BANCorp, Inc., parent company of THE BANK — Oldham County, Inc.  As a result, Bancorp recorded a core deposit intangible totaling $2.5 million.  For money market, savings and interest bearing checking accounts, this intangible asset is being amortized using a straight line method over 15 years.  For the remainder of deposits, it is being amortized over a 10-

year period using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.   At June 30, 2015, the unamortized core deposit intangible was $1.7 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained.  The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.  MSRs are evaluated quarterly for impairment by comparing carrying value to fair value.  Estimated fair values of MSRs at June 30, 2015 and December 31, 2014 were $2.6 million and $3.4 million, respectively.  Total outstanding principal balances of loans serviced for others were $416.8 million and $421.1 million at June 30, 2015, and December 31, 2014, respectively.

Changes in the net carrying amount of MSRs for the six months ended June 30, 2015 and 2014 are shown in the following table:

	For six months
	ended June 30,
(in thousands)	2015	2014

Balance at beginning of period	$1,131	$1,832
Additions for mortgage loans sold	216	153
Amortization	(370)	(470)
Balance at June 30	$977	$1,515

(8)                     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants.  Benefits vest based on 25 years of service.  The retired officer and one current officer are fully vested, and one current officer will be fully vested in 2017.  Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets.  Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36 thousand and $32 thousand, for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the net periodic benefit costs totaled $71 thousand and $63 thousand, respectively.

(9)                     Commitments and Contingent Liabilities

As of June 30, 2015, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $548.1 million including standby letters of credit of $11.7 million represent normal banking transactions. Commitments to extend credit were $463.0 million, including letters of credit of $11.0 million, as of December 31, 2014.   Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2015, Bancorp has accrued $202 thousand for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of June 30, 2015, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan.  At Bancorp’s Annual Meeting of Shareholders held on April 22, 2015, shareholders approved the 2015 Omnibus Equity Compensation Plan and reserved the shares available from the 2005 plan for future awards under the 2015 plan.  No additional shares were made available. As of June 30, 2015, there were 363,751 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

Options, which have not been granted since 2007, generally had a vesting schedule of 20% per year.  Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year.  Options and SARs expire ten years after the grant date unless forfeited due to employment termination.

Restricted shares granted to officers vest over five years.  All restricted shares have been granted at a price equal to the market value of common stock at the time of grant.  For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period.  For grants in 2015, forfeitable dividends are deferred until shares are vested.  Fair value of restricted shares is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period.  Because grantees are not entitled to dividend payments during the performance period, fair value of these PSUs is estimated based upon fair value of underlying shares on the date of grant, adjusted for non-payment of dividends.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date.  Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs is estimated based on fair value of underlying shares on the date of grant.

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Stock-based compensation expense before income taxes	$494	$477	$995	$768
Less: deferred tax benefit	(173)	(167)	(348)	(269)
Reduction of net income	$321	$310	$647	$499

Bancorp expects to record an additional $1.0 million of stock-based compensation expense in 2015 for equity grants outstanding as of June 30, 2015.  As of June 30, 2015, Bancorp has $4.5 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest.  Bancorp received cash of $1.7 million and $626 thousand from the exercise of options during the first six months of 2015 and 2014, respectively.

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

A summary of stock option and SARs activity and related information for the six months ended June 30, 2015 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2014
Vested and exercisable	524	$21.03-26.83	$23.84	$4,981	$5.35	3.5
Unvested	194	21.03-29.16	24.83	1,650	4.57	7.7
Total outstanding	718	21.03-29.16	24.11	6,631	5.14	4.6

Granted	49	34.43	34.43	166	5.95
Exercised	(83)	21.03-26.83	24.26	949	5.71
Forfeited	—	—	—	—	—

At June 30, 2015
Vested and exercisable	508	21.03-29.16	24.29	7,132	5.20	3.7
Unvested	176	22.86-34.43	27.93	1,735	4.93	8.2
Total outstanding	684	21.03-34.43	26.11	$8,867	5.13	4.8

Vested year-to-date	67	21.03-29.16	23.77	$937	4.66

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

For the periods ending December 31, 2014 and June 30, 2015, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(5,469)	23.77
Unvested at December 31, 2014	114,093	$24.95
Shares awarded	34,990	34.43
Restrictions lapsed and shares released to employees/directors	(40,510)	23.84
Shares forfeited	(3,000)	28.18
Unvested at June 30, 2015	105,573	$28.44

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year.   The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded

2013	3	20.38	36,792
2014	3	26.42	25,012
2015	3	31.54	19,774

In the first quarter of 2015, Bancorp awarded 6,080 RSUs to directors of Bancorp with a grant date fair value of $200 thousand.  In the second quarter of 2015, 760 RSUs were cancelled, leaving 5,320 RSUs outstanding with a grant date fair value of $175 thousand.

(12)              Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2015 and 2014, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30		June 30
(In thousands, except per share data)	2015	2014	2015	2014

Net income	$9,002	$8,034	$18,257	$16,211
Average shares outstanding	14,710	14,545	14,679	14,526
Dilutive securities	226	159	223	188

Average shares outstanding including dilutive securities	14,936	14,704	14,902	14,714

Net income per share, basic	$0.61	$0.55	$1.24	$1.12
Net income per share, diluted	$0.60	$0.55	$1.23	$1.10

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

Selected financial information by business segment for the three and six month periods ended June 30, 2015 and 2014 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total

Three months ended June 30, 2015
Net interest income	$21,756	$45	$21,801
Provision for loan losses	—	—	—
Investment management and trust services	—	4,651	4,651
All other non-interest income	5,568	—	5,568
Non-interest expense	16,015	2,852	18,867
Income before income taxes	11,309	1,844	13,153
Tax expense	3,495	656	4,151
Net income	$7,814	$1,188	$9,002

Three months ended June 30, 2014
Net interest income	$20,612	$43	$20,655
Provision for loan losses	1,350	—	1,350
Investment management and trust services	—	4,755	4,755
All other non-interest income	5,289	13	5,302
Non-interest expense	15,103	2,598	17,701
Income before income taxes	9,448	2,213	11,661
Tax expense	2,840	787	3,627
Net income	$6,608	$1,426	$8,034

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total

Six months ended June 30, 2015
Net interest income	$43,316	$99	$43,415
Provision for loan losses	—	—	—
Investment management and trust services	—	9,203	9,203
All other non-interest income	10,689	—	10,689
Non-interest expense	31,206	5,440	36,646
Income before income taxes	22,799	3,862	26,661
Tax expense	7,029	1,375	8,404
Net income	$15,770	$2,487	$18,257

Six months ended June 30, 2014
Net interest income	$40,793	$90	$40,883
Provision for loan losses	1,700	—	1,700
Investment management and trust services	—	9,323	9,323
All other non-interest income	10,179	30	10,209
Non-interest expense	30,065	5,180	35,245
Income before income taxes	19,207	4,263	23,470
Tax expense	5,743	1,516	7,259
Net income	$13,464	$2,747	$16,211

(14)              Income Taxes

An analysis of the difference between statutory and effective tax rates for the six months ended June 30, 2015 and 2014 follows:

	Six months ended June 30
	2015	2014

U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.4)	(1.7)
Tax credits	(2.5)	(1.6)
Cash surrender value of life insurance	(0.9)	(1.7)
State income taxes	0.9	0.9
Other, net	0.4	—
Effective tax rate	31.5%	30.9%

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As of June 30, 2015 and December 31, 2014, the gross amount of unrecognized tax benefits, including penalties and interest, was $48 thousand and $42 thousand, respectively.  If recognized, tax benefits would reduce tax expense and accordingly, increase net income.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions.  Federal and state income tax returns are subject to examination for the years after 2011.

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

Bancorp’s investment securities available-for-sale and interest rate swaps are recorded at fair value on a recurring basis.  Other accounts including mortgage servicing rights, impaired loans and other real estate owned may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at June 30, 2015
Assets	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$10,000	$10,000	$—	$—
Government sponsored enterprise obligations	177,368	—	177,368	—
Mortgage-backed securities - government agencies	160,326	—	160,326	—
Obligations of states and political subdivisions	64,329	—	64,329	—
Corporate equity securities	843	843	—	—

Total investment securities available for sale	412,866	10,843	402,023	—

Interest rate swaps	385	—	385	—

Total assets	$413,251	$10,843	$402,408	$—

Liabilities

Interest rate swaps	$393	$—	$393	$—

(in thousands)	Fair value at December 31, 2014
Assets	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$70,000	$70,000	$—	$—
Government sponsored enterprise obligations	204,986	—	204,986	—
Mortgage-backed securities - government agencies	174,270	—	174,270	—
Obligations of states and political subdivisions	62,834	—	62,834	—
Corporate equity securities	966	966	—	—

Total investment securities available for sale	513,056	70,966	442,090	—

Interest rate swaps	425	—	425	—

Total assets	$513,481	$70,966	$442,515	$—

Liabilities

Interest rate swaps	$401	$—	$401	$—

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3.  At June 30, 2015 and December 31, 2014 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost.  Accordingly, the MSRs are not included in either table below for June 30, 2015 or December 31, 2014.  See Note 7 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance.  Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of June 30, 2015, total impaired loans with a valuation allowance were $6.7 million, and the specific allowance totaled $3.0 million, resulting in a fair value of $3.7 million, compared to total impaired loans with a valuation allowance of $7.8 million, and the specific allowance allocation totaling $1.4 million, resulting in a fair value of $6.4 million at December 31, 2014.  Losses represent the change in the specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date.  Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment.  Appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.  For OREO in the table below, the fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated.  At June 30, 2015 and December 31, 2014, the carrying value of all other real estate owned was $4.3 million and $6.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

	Fair value at June 30, 2015				Losses for 6 month
					period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2015

Impaired loans	$3,654	$—	$—	$3,654	$(2,524)
Other real estate owned	3,337	—	—	3,337	(175)

Total	$6,991	$—	$—	$6,991	$(2,699)

	Fair value at December 31, 2014				Losses for 6 month
					period ended
(in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2014

Impaired loans	$6,449	$—	$—	$6,449	$(20)
Other real estate owned	5,032	—	—	5,032	—

Total	$11,481	$—	$—	$11,481	$(20)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred.  The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare.  For the three months ended June 30, 2015, there were no transfers between Levels 1, 2, or 3.   For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$3,654	Appraisal	Appraisal discounts (%)	18.9%
Other real estate owned	3,337	Appraisal	Appraisal discounts (%)	9.1

(16)              Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
June 30, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$58,676	$58,676	$58,676	$—	$—
Mortgage loans held for sale	8,237	8,475	—	8,475	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,875,994	1,879,004	—	—	1,879,004
Accrued interest receivable	5,950	5,950	5,950	—	—

Financial liabilities
Deposits	$2,071,765	$2,072,235	$—	$2,072,235	$—
Short-term borrowings	77,708	77,708	—	77,708	—
FHLB advances	38,855	38,896	—	38,896	—
Accrued interest payable	125	125	125	—	—

(in thousands)	Carrying
December 31, 2014	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$74,241	$74,241	$74,241	$—	$—
Mortgage loans held for sale	3,747	3,876	—	3,876	—
Federal Home Loan Bank stock and other securities	6,347	6,347	—	6,347	—
Loans, net	1,843,630	1,863,568	—	—	1,863,568
Accrued interest receivable	5,980	5,980	5,980	—	—

Financial liabilities
Deposits	$2,123,627	$2,124,904	$—	$2,124,904	$—
Short-term borrowings	116,949	116,949	—	116,949	—
FHLB advances	36,832	37,714	—	37,714	—
Accrued interest payable	131	131	131	—	—

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

Loans, net

US GAAP prescribes the exit price concept for estimating fair value of loans.  Because there is not an active market (exit price) for trading virtually all types of loans in Bancorp’s portfolio, fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (entrance price).

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

Commitments to extend credit and standby letters of credit

Fair values of commitments to extend credit are estimated using fees currently charged to enter into similar agreements and creditworthiness of customers. Fair values of standby letters of credit are based on fees currently charged for similar agreements or estimated cost to terminate them or otherwise settle obligations with counterparties at the reporting date.  Fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act. The rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  Capital ratios for December 31, 2014 were calculated using the former rules and for June 30, 2015 ratios were calculated using the new Basel III rules.  For Bancorp, key differences under Basel III include risk weighting for commitments under one year and higher risk weighting for certain commercial real estate and construction loans.  These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios.

Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2015.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$293,459	13.82%	$169,875	8.00%	NA	NA
Bank	286,309	13.50%	169,665	8.00%	$212,081	10.00%

Common Equity Tier 1 risk-based capital (2)
Consolidated	$269,949	12.72%	$95,501	4.50%	NA	NA
Bank	262,799	12.39%	95,448	4.50%	$127,263	6.00%

Tier 1 risk-based capital (1)
Consolidated	$269,949	12.72%	$127,334	6.00%	NA	NA
Bank	262,799	12.39%	127,263	6.00%	$127,263	6.00%

Leverage (3)
Consolidated	$269,949	10.83%	$99,704	4.00%	NA	NA
Bank	262,799	10.55%	99,639	4.00%	$124,549	5.00%

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$280,228	13.86%	$161,748	8.00%	NA	NA
Bank	274,345	13.59%	161,498	8.00%	$201,873	10.00%

Tier 1 risk-based capital (1)
Consolidated	$255,308	12.63%	$80,858	4.00%	NA	NA
Bank	249,425	12.36%	80,720	4.00%	$121,080	6.00%

Leverage (3)
Consolidated	$255,308	10.26%	$74,651	3.00%	NA	NA
Bank	249,425	10.04%	74,529	3.00%	$124,216	5.00%

(1)             Ratio is computed in relation to risk-weighted assets.

(2)             Ratio became effective January 2015.

(3)             Ratio is computed in relation to average assets.

NA – Not applicable.  Regulatory framework does not define well capitalized for holding companies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2015 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2015 compared to same periods in the year ended December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. Although Bancorp believes assumptions underlying forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to the following: economic conditions both generally and more specifically in markets in which Bancorp and the Bank operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, results of operations, or financial condition of Bancorp’s customers; and other risks detailed in Bancorp’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

Overview of 2015 through June 30

Bancorp completed the first six months of 2015 with net income of $18.3 million or 13% more than the comparable period of 2014.   The increase is due to higher net interest income, no provision for loan losses, and higher non-interest income.  These increases were partially offset by higher non-interest expenses and higher income tax expense. Diluted earnings per share for the first six months of 2015 were $1.23, compared to the first six months of 2014 at $1.10.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers.  Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities.  Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability.  Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $2.5 million, or 6.2%, for the first six months of 2015, compared to the same period in 2014.  The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned.  Net interest margin declined to 3.73% for the first six months of 2015, compared to 3.77% for the same period of 2014.

In response to assessment of risk in the loan portfolio, Bancorp did not record a provision for loan losses in the first six months of 2015, compared to a $1.7 million provision in the first six months of 2014.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first six months of 2015 increased $360 thousand, or 1.8%, compared to the same period in 2014, and remained consistent at 31% of total revenues. Increases in mortgage banking income and bankcard transaction revenue contributed to the growth, partially offset by decreases in investment management and trust revenue and service charges on deposit accounts.

Total non-interest expense in the first six months of 2015 increased $1.4 million, or 4.0%, compared to the same period in 2014, due to increases in salaries and benefits, write-downs on foreclosed assets and other non-interest expenses. These were partially offset by decreases in net occupancy, FDIC insurance and data processing expenses.  Bancorp’s efficiency ratio in the first six months of 2015 was 57.5% compared with 57.9% in the same period in 2014.

Bancorp’s effective tax rate increased to 31.5% for the first six months of 2015 from 30.9% for the same period in 2014.  The increase in the effective tax rate from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense in 2015.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.89% as of June 30, 2015, compared to 10.05% at December 31, 2014.  See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)             Results Of Operations

Net income of $9.0 million for the three months ended June 30, 2015 increased $1.0 million, or 12.0%, from $8.0 million for the comparable 2014 period.  Basic net income per share was $0.61 for the second quarter of 2015, an increase of 10.9% from the $0.55 for the second quarter of 2014.  Net income per share on a diluted basis was $0.60 for the second quarter of 2015, an increase of 9.1% from the $0.55 for the same period in 2014.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.45% and 13.30%, respectively, for the second quarter of 2015, compared to 1.37% and 13.35%, respectively, for the same period in 2014.

Net income of $18.3 million for the six months ended June 30, 2015 increased $2.0 million, or 12.6%, from $16.2 million for the comparable 2014 period.  Basic net income per share was $1.24 for the first six months of 2015, an increase of 10.7% from the $1.12 for the first six months of 2014.  Net income per share on a diluted basis was $1.23 for the first six months of 2015, an increase of 11.8% from the $1.10 for the first six months of 2014.

Reflecting increased net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.47% and 13.73%, respectively, for the first six months of 2015, compared to 1.39% and 13.74%, respectively, for the same period in 2014.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2015 and 2014 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.  See the notes following the tables for further explanation.

Average Balances and Interest Rates — Taxable Equivalent Basis

	Three months ended June 30
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$56,671	$51	0.36%	$77,386	$63	0.33%
Mortgage loans held for sale	7,701	74	3.85%	4,438	43	3.89%
Securities:
Taxable	347,249	1,907	2.20%	322,208	1,760	2.19%
Tax-exempt	59,605	421	2.83%	59,968	424	2.84%
FHLB stock and other securities	6,347	62	3.92%	6,995	63	3.61%
Loans, net of unearned income	1,879,982	20,719	4.42%	1,750,487	19,905	4.56%
Total earning assets	2,357,555	23,234	3.95%	2,221,482	22,258	4.02%

Less allowance for loan losses	24,693			29,089

	2,332,862			2,192,393
Non-earning assets:
Cash and due from banks	37,877			35,896
Premises and equipment	40,148			39,321
Accrued interest receivable and other assets	87,790			90,087
Total assets	$2,498,677			$2,357,697

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$516,765	$134	0.10%	$473,628	$124	0.11%
Savings deposits	118,893	11	0.04%	108,360	10	0.04%
Money market deposits	634,862	321	0.20%	629,844	324	0.21%
Time deposits	287,402	472	0.66%	338,531	656	0.78%
Securities sold under agreements to repurchase	58,060	32	0.22%	52,396	29	0.22%
Federal funds purchased and other short term borrowings	14,420	5	0.14%	22,109	9	0.16%
FHLB advances	41,017	224	2.19%	34,886	206	2.37%

Total interest bearing liabilities	1,671,419	1,199	0.29%	1,659,754	1,358	0.33%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	532,526			431,817
Accrued interest payable and other liabilities	23,255			24,750
Total liabilities	2,227,200			2,116,321

Stockholders’ equity	271,477			241,376

Total liabilities and stockholders’ equity	$2,498,677			$2,357,697
Net interest income		$22,035			$20,900
Net interest spread			3.66%			3.69%
Net interest margin			3.75%			3.77%

	Six months ended June 30
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$71,679	$119	0.33%	$87,024	$142	0.33%
Mortgage loans held for sale	5,678	113	4.01%	3,615	74	4.13%
Securities:
Taxable	352,641	3,877	2.22%	323,045	3,531	2.20%
Tax-exempt	59,684	837	2.83%	59,607	851	2.88%
FHLB stock and other securities	6,347	126	4.00%	7,170	130	3.66%
Loans, net of unearned income	1,874,791	41,244	4.44%	1,733,924	39,383	4.58%
Total earning assets	2,370,820	46,316	3.94%	2,214,385	44,111	4.02%

Less allowance for loan losses	24,950			29,085

	2,345,870			2,185,300
Non-earning assets:
Cash and due from banks	37,359			35,664
Premises and equipment	39,832			39,447
Accrued interest receivable and other assets	89,079			91,626
Total assets	$2,512,140			$2,352,037

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$508,902	$263	0.10%	$477,449	$255	0.11%
Savings deposits	116,650	21	0.04%	106,011	20	0.04%
Money market deposits	654,782	655	0.20%	623,819	631	0.20%
Time deposits	296,821	972	0.66%	344,051	1,348	0.79%
Securities sold under agreements to repurchase	61,185	69	0.23%	56,622	63	0.22%
Federal funds purchased and other short term borrowings	15,142	12	0.16%	19,397	15	0.16%
FHLB advances	38,907	440	2.28%	34,596	402	2.34%

Total interest bearing liabilities	1,692,389	2,432	0.29%	1,661,945	2,734	0.33%

Non-interest bearing liabilities:
Non-interest bearing demand deposits	526,423			426,695
Accrued interest payable and other liabilities	25,224			25,397
Total liabilities	2,244,036			2,114,037

Stockholders’ equity	268,104			238,000

Total liabilities and stockholders’ equity	$2,512,140			$2,352,037
Net interest income		$43,884			$41,377
Net interest spread			3.65%			3.69%
Net interest margin			3.73%			3.77%

Notes to the average balance and interest rate tables:

•                  Net interest income, the most significant component of the Bank’s earnings is total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

•                  Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

•                  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets.  Net interest margin is affected by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

•                  Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income.  Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%.  Approximate tax equivalent adjustments to interest income were $234 thousand and $245 thousand, respectively, for the three month periods ended June 30, 2015 and 2014 and $469 thousand and $494 thousand, respectively, for the six month periods ended June 30, 2015 and 2014.

•                  Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings.  These participation loans averaged $7.9 million and $9.2 million, respectively, for the three month periods ended June 30, 2015 and 2014 and $8.0 million and $9.3 million, respectively, for the six month periods ended June 30, 2015 and 2014.

Fully taxable equivalent net interest income of $22.0 million for the three months ended June 30, 2015 increased $1.1 million, or 5.4%, from $20.9 million when compared to the same period last year. Net interest spread and net interest margin were 3.66% and 3.75%, respectively, for the second quarter of 2015 and 3.69% and 3.77%, respectively, for the second quarter of 2014.

Fully taxable equivalent net interest income of $43.9 million for the six months ended June 30, 2015 increased $2.5 million, or 6.1%, from $41.4 million when compared to the same period last year. Net interest spread and net interest margin were 3.65% and 3.73%, respectively, for the first six months of 2015 and 3.69% and 3.77%, respectively, for the first six months of 2014.

Approximately $668 million, or 35%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes.  However, approximately $312 million, or 16% of total loans have reached their contractual floor of 4% or higher.  Approximately $179 million of variable rate loans have contractual floors below 4%.  The remaining $177 million of variable rate loans have no contractual floor. Bancorp attempts to establish floors whenever possible upon acquisition of new customers.  Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans.  At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average earning assets increased $156.4 million or 7.1%, to $2.37 billion for the first six months of 2015 compared to 2014, reflecting growth in the loan portfolio and investment securities.  Average interest bearing liabilities increased $30.4 million, or 1.8%, to $1.69 billion for the first six months of 2015 compared to 2014 primarily due to increases in interest bearing demand, savings and money market deposits, FHLB advances and securities sold under agreements to repurchase, partially offset by decreases in time deposits and federal funds purchased.

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

Bancorp assumes certain correlation rates, often referred to as a deposit “beta” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-bearing checking accounts are assumed to have a lower correlation rate. Actual results may differ due to factors including competitive pricing and money supply; however, Bancorp uses its historical experience as well as industry data to inform its assumptions.

The June 30, 2015 simulation analysis, which shows little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change

Increase 200bp	(3.99)%
Increase 100bp	(3.11)
Decrease 100bp	(2.72)
Decrease 200bp	N/A

Management expects that net interest margin will remain under pressure over the balance of the year, and any near-term increases in prevailing interest rates will not immediately benefit the Company.  Instead, because approximately 65% of its loan portfolio has fixed rates and 16% of its loan portfolio is priced at variable rates with floors of 4% or higher, a rise in rates would have a short-term negative impact on net interest income since rates would have to increase more than 75 bps before the rates on such loans will rise to compensate for higher interest costs.  The extent of margin compression also will be affected by the need to respond to competitive pressures on funding sources.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans.  Bancorp did not record a provision for loan losses in the first six months of 2015, compared to a provision of $1.7 million for the same period of 2014.  The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded.  The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors.  Levels of non-performing loans continue to decrease, charge-offs remain low and many key indicators of loan quality continue to show improvement.

Management utilizes loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed, a general allowance allocation is computed using factors typically developed over time based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.  Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2015.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2015 and 2014 follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Balance at the beginning of the period	$24,882	$28,591	$24,920	$28,522
Provision for loan losses	—	1,350	—	1,700
Loan charge-offs, net of recoveries	(1,574)	(180)	(1,612)	(461)
Balance at the end of the period	$23,308	$29,761	$23,308	$29,761
Average loans, net of unearned income	$1,887,913	$1,759,695	$1,882,782	$1,743,244
Provision for loan losses to average loans (1)	0.00%	0.08%	0.00%	0.10%
Net loan charge-offs to average loans (1)	0.08%	0.01%	0.09%	0.03%
Allowance for loan losses to average loans	1.23%	1.69%	1.24%	1.71%
Allowance for loan losses to period-end loans	1.23%	1.65%	1.23%	1.65%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2015 and 2014 follows:

	Three months		Six months
(in thousands)	ended June 30,		ended June 30,
Net loan charge-offs (recoveries)	2015	2014	2015	2014

Commercial and industrial	$1,311	$24	$1,316	$15
Construction and development, excluding undeveloped land	—	—	—	—
Undeveloped land	—	(37)	—	(37)
Real estate mortgage - commercial investment	231	112	231	149
Real estate mortgage - owner occupied commercial	(12)	(9)	(11)	85
Real estate mortgage - 1-4 family residential	(2)	29	49	172
Home equity	12	64	8	63
Consumer	34	(3)	19	14
Total net loan charge-offs	$1,574	$180	$1,612	$461

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and six month periods ended June 30, 2015 and 2014.

	Three months			Six months
	ended June 30,			ended June 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change

Non-interest income:
Investment management and trust services	$4,651	$4,755	-2.2%	$9,203	$9,323	-1.3%
Service charges on deposit accounts	2,199	2,223	-1.1%	4,279	4,326	-1.1%
Bankcard transaction revenue	1,246	1,209	3.1%	2,368	2,284	3.7%
Mortgage banking revenue	913	722	26.5%	1,741	1,310	32.9%
Loss on sales of securities available for sale	—	(9)	-100.0%	—	(9)	-100.0%
Brokerage commissions and fees	499	462	8.0%	960	967	-0.7%
Bank owned life insurance income	226	234	-3.4%	448	470	-4.7%
Other	485	461	5.2%	893	861	3.7%
Total non-interest income	$10,219	$10,057	1.6%	$19,892	$19,532	1.8%
Non-interest expenses:
Salaries and employee benefits	$11,383	$10,724	6.1%	$22,483	$21,842	2.9%
Net occupancy expense	1,450	1,453	-0.2%	2,919	3,009	-3.0%
Data processing expense	1,756	1,718	2.2%	3,210	3,278	-2.1%
Furniture and equipment expense	260	259	0.4%	507	527	-3.8%
FDIC insurance expense	317	350	-9.4%	614	692	-11.3%
Loss (gain) on other real estate owned	145	(6)	*	165	(349)	-147.3%
Other	3,556	3,203	11.0%	6,748	6,246	8.0%
Total non-interest expenses	$18,867	$17,701	6.6%	$36,646	$35,245	4.0%

*  Percent change exceeds 500%

Total non-interest income increased $162 thousand, or 1.6%, for the second quarter of 2015 and $360 thousand, or 1.8% for the first six months of 2015, compared to the same periods in 2014.

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other community banks of similar asset size.  Trust assets under management totaled $2.29 billion at June 30, 2015, compared to $2.36 billion at June 30, 2014. Investment management and trust revenue, which constitutes an average of 46% of non-interest income at June 30, 2015, decreased $104 thousand, or 2.2%, in the second quarter of 2015, and $120 thousand, or 1.3% for the first six months, as compared to the same periods in 2014.  Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased $173 thousand, or 2%, for the first six months of 2015, compared to the same period of 2014.  However, one-time executor and other non-recurring fees decreased $293 thousand for the first six months of 2015, compared to the same period in 2014.  Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and equity asset classes.  Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities.  Management expects to encounter slower growth of our investment management and trust revenue in 2015 as some revenue that boosted 2014 results is not expected to recur at the same level in 2015.  Still, management believes the investment management and trust department will continue to factor significantly in financial results and provide strategic diversity to revenue streams.

Service charges on deposit accounts decreased $24 thousand, or 1.1%, in the second quarter of 2015, and $47 thousand, or 1.1%, for the first six months of 2015, as compared to the same periods in 2014. Service charge income is driven by transaction volume, which can fluctuate throughout the year.  A significant component of service charges is related to fees earned on overdrawn checking accounts.  Management expects this source of revenue to decline slightly in 2015 due to anticipated changes in customer behavior and increased regulatory restrictions.

Bankcard transaction revenue increased $37 thousand, or 3.1%, in the second quarter of 2015, and $84 thousand, or 3.7% for the first six months of 2015, compared to the same periods in 2014, and primarily represents income the Bank derives from customers’ use of debit cards.  The increase in 2015 primarily reflects an increase in the volume of transactions, partially offset by a decrease in interchange rates received.  Most of this revenue is interchange income based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets.  While this threshold indicates Bancorp will not be directly affected, this change has affected Bancorp and other similarly sized institutions as merchants gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly.  However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2014.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans.  The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division.  Mortgage banking revenue increased $191 thousand, or 26.5%, in the second quarter of 2015, and $431 thousand or 32.9%, for the first six months of 2015, as compared to the same periods in 2014.  Market rates for mortgage loans decreased in the first half of 2015, resulting in increased refinance activity compared to the same period in 2014.  This was coupled with an increase in home purchase activity in the first half of 2015, an indicator of improving consumer confidence.

In 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss.  These securities consisted of agency and mortgage-backed securities with small remaining balances and agency securities. In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand.  These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities.  These sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees increased $37 thousand, or 8.0%, in the second quarter of 2015, and decreased $7 thousand or 0.7% for the first six months of 2015, as compared to the same periods in 2014, corresponding to overall brokerage volume.  Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts.  Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the investment management and trust department.

Bank Owned Life Insurance (BOLI) income totaled $226 thousand and $234 thousand for the second quarter of 2015 and 2014, respectively, and totaled $448 thousand and $470 thousand for the first six months of 2015 and 2014, respectively.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies.  Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income.  This income helps offset the cost of various employee benefits.

Other non-interest income increased $24 thousand, or 5.2%, in the second quarter of 2015, and $32 thousand, or 3.7%, in the first six months of 2015, as compared to the same periods in 2014, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses increased $1.2 million, or 6.6%, for the second quarter of 2015, and $1.4 million, or 4.0%, for the first six months of 2015, as compared to the same periods in 2014.

Salaries and employee benefits increased $659 thousand, or 6.1%, for the second quarter of 2015, and $641 thousand, or 2.9% for the first six months of 2015, as compared to the same periods of 2014, largely due to increased staffing levels, normal increases in salaries, higher health insurance costs and higher stock-based compensation expense, partially offset by decreased bonus accruals.  Increased staffing levels included senior staff with higher per capita salaries in investment management and trust and lending functions. The increase in stock-based compensation is primarily due to the effect of a first quarter 2014 expense adjustment related to performance stock units, which decreased stock-based compensation by $185 thousand in that quarter.  At June 30, 2015, Bancorp had 538 full-time equivalent employees compared to 528 at June 30, 2014.

Net occupancy expense decreased $3 thousand, or 0.2%, in the second quarter of 2015, and decreased $90 thousand, or 3.0% in the first six months of 2015, as compared to the same periods of 2014.  The decrease for the first six months of 2015 is largely due to unusually high maintenance costs in 2014 related to the severe winter.

Data processing expense increased $38 thousand, or 2.2% in the second quarter of 2015, and decreased $68 thousand, or 2.1% for the first six months of 2015, compared to the same periods of 2014.  The decrease for the first six months of 2015 is largely due to decreases in expenses for bank card processing/reissuance.  This category includes ongoing computer software amortization and maintenance related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense was unchanged for the second quarter of 2015, and decreased $20 thousand, or 3.8% for the first six months of 2015, as compared to the same periods in 2014.  These fluctuations relate to a variety of factors, none of which were individually significant.  Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $33 thousand, or 9.4%, for the second quarter of 2015, and $78 thousand or 11.3% for the first six months of 2015, as compared to the same periods in 2014.  The assessment is calculated by the FDIC and adjusted quarterly.  The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics.

Loss on other real estate owned (OREO) increased $151 thousand for the second quarter of 2015, as compared to the same period of 2014.  Net losses on OREO totaled $165 thousand for the first six months of 2015 compared to gains totaling $349 thousand for the same period in 2014.  Bancorp liquidated several properties at prices greater than their carrying values in the first quarter of 2014 resulting in gains.

Other non-interest expenses increased $353 thousand or 11.0% in the second quarter of 2015, and $502 thousand or 8.0% for the first six months of 2015, as compared to the same periods in 2014. The increases are largely due to tax credit amortization of $158,000 for the second quarter and $317,000 for the first six months of 2015, that was formerly recorded as income tax expense in 2014.  Also included in 2015 was a $202 thousand expense to establish a reserve for estimated losses on unfunded credit commitments.  This category also includes MSR amortization, legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the second quarter of 2015, Bancorp recorded income tax expense of $4.2 million, compared to $3.6 million for the same period in 2014.  The effective rate for the three month period was 31.6% in 2015 and 31.1% in 2014.  Bancorp recorded income tax expense of $8.4 million for the first six months of 2015, compared to $7.3 million for the same period in 2014.  The effective rate for the six month period was 31.5% in 2015 and 30.9% in 2014.  The increase in the effective tax rate from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities, due to higher total pre-tax income. This was partially offset by the effect of amortization of tax credit investments which was recorded in other non-interest expense in 2015 and a component of tax expense in 2014.

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

b)             Financial Condition

Balance Sheet

Total assets decreased $81.2 million, or 3.2%, from $2.56 billion on December 31, 2014 to $2.48 billion on June 30, 2015.  The most significant contributor to the decrease was securities available for sale, which decreased $100.2 million in the first six months of 2015 largely as a result of maturing short-term securities.  Bancorp invests excess funds in short-term investment securities at each quarter end as part of a state tax minimization strategy. These securities, with maturities of 30 days or less, totaled $10 million and $95 million for June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents decreased $15.6 million.  Loans increased $30.8 million, while mortgage loans held for sale increased $4.5 million.  Other assets decreased $3.8 million, driven primarily by a $1.7 million decline in other real estate owned and a $755 thousand decrease in deferred tax assets.

Loan production for the first six months of 2015 has been very strong, but loan payoffs and diminished line of credit usage have continued to hamper the overall growth of the loan portfolio.  This high level of prepayments reflected not only low prevailing interest rates, but also heightened competitive conditions.

Total liabilities decreased $93.7 million, or 4.1%, from $2.30 billion December 31, 2014 to $2.21 billion on June 30, 2015.   The most significant component of the decrease was deposits, which decreased $51.9 million or 2.4% as seasonal deposits declined in the second quarter of 2015.  Federal funds purchased decreased $34.1 million, or 72.0%, while Federal Home Loan Bank advances increased $2.0 million or 5.5%. Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Securities sold under agreement to repurchase decreased $5.1 million or 7.4%, and other liabilities decreased $4.6 million or 17.3%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2015	December 31, 2014

Commercial and industrial	$595,584	$571,754
Construction and development, excluding undeveloped land	102,274	95,733
Undeveloped land (1)	19,965	21,268
Real estate mortgage:
Commercial investment	484,130	487,822
Owner occupied commercial	342,908	340,982
1-4 family residential	216,864	211,548
Home equity - first lien	42,612	43,779
Home equity - junior lien	65,354	66,268
Subtotal: Real estate mortgage	1,151,868	1,150,399
Consumer	29,611	29,396
Total Loans	$1,899,302	$1,868,550

(1)                     Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp.  US GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities.  At June 30, 2015 and December 31, 2014, the total participated portions of loans of this nature were $7.3 million and $8.1 million, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Non-accrual loans	$8,781	$5,199
Troubled debt restructuring	1,092	6,352
Loans past due 90 days or more and still accruing	—	329

Non-performing loans	9,873	11,880

Foreclosed real estate	4,296	5,977

Non-performing assets	$14,169	$17,857

Non-performing loans as a percentage of total loans	0.52%	0.64%
Non-performing assets as a percentage of total assets	0.57%	0.70%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2015	December 31, 2014

Commercial and industrial	$3,420	$1,381
Construction and development, excluding undeveloped land	516	516
Undeveloped land	—	—
Real estate mortgage - commercial investment	226	235
Real estate mortgage - owner occupied commercial	3,382	2,081
Real estate mortgage - 1-4 family residential	1,084	950
Home equity and consumer loans	153	36
Total loans	$8,781	$5,199

c)              Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold.  Federal funds sold totaled $20.9 million at June 30, 2015. These investments normally have overnight maturities and are used for general daily liquidity purposes.

The fair value of the available-for-sale investment portfolio was $412.9 million at June 30, 2015.  The portfolio includes maturities of approximately $26.2 million over the next twelve months, including $10 million of short-term securities which matured in July 2015.  Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2015, total investment securities pledged for these purposes comprised 63% of the available-for-sale investment portfolio, leaving $154.5 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2015, such deposits totaled $1.79 billion and represented 86% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s overall deposit balances are historically high.  When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.  As of June 30, 2015, Bancorp had only $498 thousand or 0.02% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits.  At June 30, 2015, available credit from the FHLB totaled $405.7 million.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $70 million.

Bancorp’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank.  At June 30, 2015, the Bank may pay up to $46.3 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)             Capital Resources

At June 30, 2015, stockholders’ equity totaled $272.4 million, an increase of $12.5 million since December 31, 2014.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2014.  One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $1.3 million at June 30, 2015 compared to a $2.1 million at December 31, 2014. The $772 thousand decrease is primarily a reflection of the negative effect of the changing interest rate environment during the first six months of 2015 on the valuation of Bancorp’s portfolio of securities available-for-sale.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014

Total risk-based capital (1)
Consolidated	13.82%	13.86%
Bank	13.50%	13.59%

Common equity tier 1 risk-based capital (1) (2)
Consolidated	12.72%	N/A
Bank	12.39%	N/A

Tier 1 risk-based capital (1)
Consolidated	12.72%	12.63%
Bank	12.39%	12.36%

Leverage (3)
Consolidated	10.83%	10.26%
Bank	10.55%	10.04%

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

(2)         The rules described herein established common equity tier 1 capital effective January 1, 2015.  The ratio was not prescribed in prior years.  For Bancorp, this is equal to tier 1 capital, and therefore, the ratio is equal to the tier 1 risk-based capital ratio.

(3)         Ratio is computed in relation to average assets

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.  Rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

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

The rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp opted out of this requirement.

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

Management believes that as of June 30, 2015, Bancorp meets the requirements to be considered well-capitalized under the new rules.

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

The following table reconciles Bancorp’s calculation of measures to amounts reported under US GAAP.

(in thousands, except per share data)	June 30, 2015	December 31, 2014

Total equity	$272,382	$259,895
Less core deposit intangible	(1,706)	(1,820)
Less goodwill	(682)	(682)
Tangible common equity	$269,994	$257,393

Total assets	$2,482,687	$2,563,868
Less core deposit intangible	(1,706)	(1,820)
Less goodwill	(682)	(682)
Total tangible assets	$2,480,299	$2,561,366

Total shareholders’ equity to total assets	10.97%	10.14%
Tangible common equity ratio	10.89%	10.05%

Number of outstanding shares	14,852	14,745

Book value per share	$18.34	$17.63
Tangible common equity per share	18.18	17.46

f)                Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance.  The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016.  In July 2015, FASB voted to delay the effective date.  The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is still evaluating the potential impact of adoption of ASU 2014-09.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest, which changes the presentation of debt issuance costs in financial statements.  Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2016.  The adoption of ASU 2015-03 is not expected to have a significant impact on Bancorp’s operations or financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2015 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2015.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan

April 1 - April 30	1,103	$35.66	—	—
May 1 - May 31	596	35.21	—	—
June 1 - June 30	—	—	—	—
Total	1,699	$35.50	—	—

(1)              Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights or vesting of restricted stock.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)              Since 2008, there has been no active share buyback plan.

Item 6.   Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2015 Quarterly Report on Form 10-Q, filed on August 4, 2015, formatted in eXtensible Business Reporting Language (XBRL):
	(1)	Consolidated Balance Sheets
	(2)	Consolidated Statements of Income
	(3)	Consolidated Statements of Comprehensive Income
	(4)	Consolidated Statements of Changes in Stockholders’ Equity
	(5)	Consolidated Statements of Cash Flows
	(6)	Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: August 4, 2015	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: August 4, 2015	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer