Form 10-Q
period 2015-09-30
Stock Yards Bancorp, Inc.
filed 2015-11-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________.

Commission file number           1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes     ☑               No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☑               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes     ☐               No          ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 27, 2015, was 14,870,711.

Stock Yards Bancorp, inc. and subsidiary

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)

Cash and due from banks	$37,335	$42,216
Federal funds sold	17,859	32,025
Cash and cash equivalents	55,194	74,241
Mortgage loans held for sale	5,539	3,747
Securities available-for-sale (amortized cost of $498,633 and $509,276 in 2015 and 2014, respectively)	504,366	513,056
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	1,954,425	1,868,550
Less allowance for loan losses	21,614	24,920
Net loans	1,932,811	1,843,630
Premises and equipment, net	39,951	39,088
Bank owned life insurance	30,777	30,107
Accrued interest receivable	6,058	5,980
Other assets	43,564	47,672
Total assets	$2,624,607	$2,563,868
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$595,039	$523,947
Interest bearing	1,546,539	1,599,680
Total deposits	2,141,578	2,123,627
Securities sold under agreements to repurchase	67,557	69,559
Federal funds purchased	62,101	47,390
Accrued interest payable	126	131
Other liabilities	28,598	26,434
Federal Home Loan Bank advances	43,699	36,832
Total liabilities	2,343,659	2,303,973
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 14,868,894 and 14,744,684 shares in 2015 and 2014, respectively	10,448	10,035
Additional paid-in capital	42,217	38,191
Retained earnings	225,178	209,584
Accumulated other comprehensive income	3,105	2,085
Total stockholders’ equity	280,948	259,895
Total liabilities and stockholders’ equity	$2,624,607	$2,563,868

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans	$20,924	$20,429	$61,951	$59,575
Federal funds sold	65	73	184	215
Mortgage loans held for sale	67	54	180	128
Securities – taxable	1,936	1,845	5,939	5,506
Securities – tax-exempt	292	291	877	885
Total interest income	23,284	22,692	69,131	66,309
Interest expense:
Deposits	900	1,065	2,811	3,319
Federal funds purchased	7	8	19	23
Securities sold under agreements to repurchase	42	37	111	100
Federal Home Loan Bank advances	254	219	694	621
Total interest expense	1,203	1,329	3,635	4,063
Net interest income	22,081	21,363	65,496	62,246
Provision (credit) for loan losses	—	(2,100)	—	(400)
Net interest income after provision for loan losses	22,081	23,463	65,496	62,646
Non-interest income:
Investment management and trust services	4,373	4,502	13,576	13,825
Service charges on deposit accounts	2,342	2,294	6,621	6,620
Bankcard transaction revenue	1,223	1,182	3,591	3,466
Mortgage banking revenue	772	641	2,513	1,951
Gain (loss) on sales of securities available for sale	—	—	—	(9)
Brokerage commissions and fees	585	539	1,545	1,506
Bank owned life insurance income	222	229	670	699
Other	468	463	1,361	1,324
Total non-interest income	9,985	9,850	29,877	29,382
Non-interest expenses:
Salaries and employee benefits	11,333	11,855	33,816	33,697
Net occupancy expense	1,518	1,422	4,437	4,431
Data processing expense	1,572	1,591	4,782	4,869
Furniture and equipment expense	282	269	789	796
FDIC insurance expense	318	340	932	1,032
Loss (gain) on other real estate owned	(12)	7	153	(342)
Other	3,419	3,225	10,167	9,471
Total non-interest expenses	18,430	18,709	55,076	53,954
Income before income taxes	13,636	14,604	40,297	38,074
Income tax expense	4,352	4,715	12,756	11,974
Net income	$9,284	$9,889	$27,541	$26,100
Net income per share:
Basic	$0.63	$0.68	$1.87	$1.79
Diluted	$0.62	$0.67	$1.84	$1.77
Average common shares:
Basic	14,754	14,574	14,704	14,542
Diluted	14,986	14,748	14,940	14,732

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$9,284	$9,889	$27,541	$26,100
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $1,089, ($234), $683 and $1,521, respectively)	2,023	(435)	1,270	2,823
Reclassification adjustment for securities losses realized in income (net of tax of $0, $0, $0, and $3, respectively)	—	—	—	6
Unrealized (losses) gains on hedging instruments:
Unrealized (losses) gains arising during the period (net of tax of ($124), $12, ($135) and $6, respectively)	(231)	23	(250)	10
Other comprehensive income (loss), net of tax	1,792	(412)	1,020	2,839
Comprehensive income	$11,076	$9,477	$28,561	$28,939

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2015 and 2014

(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

Net income	—	—	—	26,100	—	26,100

Other comprehensive income, net of tax	—	—	—	—	2,839	2,839

Stock compensation expense	—	—	1,459	—	—	1,459

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	81	269	1,870	(95)	—	2,044

Stock issued for non-vested restricted stock	40	132	1,022	(1,154)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	5	18	(111)		—	(93)

Cash dividends declared, $0.65 per share	—	—	—	(9,534)	—	(9,534)

Shares repurchased or cancelled	(31)	(102)	(784)	73	—	(813)

Balance September 30, 2014	14,704	$9,898	$36,711	$204,215	$622	$251,446

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895

Net income	—	—	—	27,541	—	27,541

Other comprehensive income, net of tax	—	—	—	—	1,020	1,020

Stock compensation expense	—	—	1,561	—	—	1,561

Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations upon vesting of stock awards	92	307	2,383	(201)	—	2,489

Stock issued for non-vested restricted stock	35	116	1,088	(1,204)	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	18	60	(397)	(128)	—	(465)

Cash dividends declared, $0.71 per share	—	—	—	(10,519)	—	(10,519)

Shares repurchased or cancelled	(21)	(70)	(609)	105	—	(574)

Balance September 30, 2015	14,869	$10,448	$42,217	$225,178	$3,105	$280,948

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

(In thousands)

	2015	2014
Operating activities:
Net income	$27,541	$26,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	—	(400)
Depreciation, amortization and accretion, net	5,088	3,226
Deferred income tax expense (benefit)	1,326	(252)
Loss on sale of securities available for sale	—	9
Gain on sales of mortgage loans held for sale	(1,611)	(769)
Origination of mortgage loans held for sale	(90,997)	(64,332)
Proceeds from sale of mortgage loans held for sale	90,816	63,159
Bank owned life insurance income	(670)	(699)
Loss (gain) on the disposal of premises and equipment	3	(30)
Loss (gain) on the sale of other real estate	153	(342)
Stock compensation expense	1,561	1,459
Excess tax benefits from share-based compensation arrangements	(366)	(257)
(Increase) decrease in accrued interest receivable and other assets	(1,049)	1,107
Increase in accrued interest payable and other liabilities	2,509	2,049
Net cash provided by operating activities	34,304	30,028
Investing activities:
Purchases of securities available for sale	(203,465)	(220,296)
Proceeds from sale of securities available for sale	5,934	7,732
Proceeds from maturities of securities available for sale	206,734	256,948
Net increase in loans	(90,224)	(66,748)
Purchases of premises and equipment	(3,136)	(1,517)
Proceeds from disposal of premises and equipment	—	344
Proceeds from sale of foreclosed assets	2,332	4,768
Net cash used in investing activities	(81,825)	(18,769)
Financing activities:
Net increase in deposits	17,951	26,884
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	12,709	(34,659)
Proceeds from Federal Home Loan Bank advances	78,200	32,740
Repayments of Federal Home Loan Bank advances	(71,333)	(30,150)
Issuance of common stock for options and performance stock units	1,994	1,445
Excess tax benefits from share-based compensation arrangements	366	257
Common stock repurchases	(910)	(564)
Cash dividends paid	(10,503)	(9,534)
Net cash provided by (used in) financing activities	28,474	(13,581)
Net decrease in cash and cash equivalents	(19,047)	(2,322)
Cash and cash equivalents at beginning of period	74,241	70,770
Cash and cash equivalents at end of period	$55,194	$68,448
Supplemental cash flow information:
Income tax payments	$10,177	$8,764
Cash paid for interest	3,640	4,063
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,043	$1,780

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

Interim results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the entire year.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at September 30, 2015 for qualitative factors including, among other factors, local economic and business conditions, the quality and experience of lending staff and management, changes in lending policies and procedures, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in the value of underlying collateral for collateral-dependent loans considering Bancorp’s disposition bias, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, changes in Bancorp’s loan review process. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized		Fair
September 30, 2015	cost	Gains	Losses	value

U.S. Treasury and other U.S. Government obligations	$100,000	$-	$-	$100,000
Government sponsored enterprise obligations	184,258	2,746	194	186,810
Mortgage-backed securities - government agencies	152,552	2,564	769	154,347
Obligations of states and political subdivisions	61,067	1,482	41	62,508
Corporate equity securities	756	-	55	701

Total securities available for sale	$498,633	$6,792	$1,059	$504,366

December 31, 2014
U.S. Treasury and other U.S. Government obligations	$70,000	$-	$-	$70,000
Government sponsored enterprise obligations	203,531	2,017	562	204,986
Mortgage-backed securities - government agencies	173,573	2,042	1,345	174,270
Obligations of states and political subdivisions	61,416	1,560	142	62,834
Corporate equity securities	756	210	-	966

Total securities available for sale	$509,276	$5,829	$2,049	$513,056

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of September 30, 2015 or December 31, 2014.

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

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by contractual maturity groupings as of September 30, 2015 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$125,176	$125,348
Due after 1 but within 5 years	114,928	117,100
Due after 5 but within 10 years	15,694	15,992
Due after 10 years	89,527	90,878
Mortgage-backed securities	152,552	154,347
Corporate equity securities	756	701
Total securities available-for-sale	$498,633	$504,366

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

Securities with a carrying value of approximately $278.1 million at September 30, 2015 and $263.1 million at December 31, 2014 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at September 30, 2015 and December 31, 2014, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$6,353	$8	$8,740	$186	$15,093	$194
Mortgage-backed securities - government agencies	12,929	129	31,734	640	44,663	769
Obligations of states and political subdivisions	7,817	25	2,232	16	10,049	41
Corporate equity securities	701	55	-	-	701	55

Total temporarily impaired securities	$27,800	$217	$42,706	$842	$70,506	$1,059

December 31, 2014
Government sponsored enterprise obligations	$36,979	$30	$26,848	$532	$63,827	$562
Mortgage-backed securities - government agencies	4,038	77	49,325	1,268	53,363	1,345
Obligations of states and political subdivisions	12,655	67	6,297	75	18,952	142

Total temporarily impaired securities	$53,672	$174	$82,470	$1,875	$136,142	$2,049

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2015 and December 31, 2014. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 45 and 80 separate investment positions as of September 30, 2015 and December 31, 2014, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$610,877	$571,754
Construction and development, excluding undeveloped land	109,870	95,733
Undeveloped land	18,950	21,268

Real estate mortgage:
Commercial investment	491,171	487,822
Owner occupied commercial	357,628	340,982
1-4 family residential	222,643	211,548
Home equity - first lien	49,937	43,779
Home equity - junior lien	62,223	66,268
Subtotal: Real estate mortgage	1,183,602	1,150,399

Consumer	31,126	29,396

Total loans	$1,954,425	$1,868,550

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2015 and December 31, 2014.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
September 30, 2015	industrial	land	land	mortgage	Consumer	Total

Loans	$610,877	$109,870	$18,950	$1,183,602	$31,126	$1,954,425

Loans collectively evaluated for impairment	$604,021	$109,523	$18,950	$1,179,342	$31,041	$1,942,877

Loans individually evaluated for impairment	$6,778	$26	$-	$3,764	$85	$10,653

Loans acquired with deteriorated credit quality	$78	$321	$-	$496	$-	$895

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$-	$24,920
Provision (credit)	(214)	599	(1,327)	844	98	-	-
Charge-offs	(3,346)	-	-	(688)	(447)	-	(4,481)
Recoveries	47	-	650	118	360	-	1,175
At September 30, 2015	$8,306	$1,320	$868	$10,815	$305	$-	$21,614

Allowance for loans collectively evaluated for impairment	$7,089	$1,320	$868	$10,499	$235	$-	$20,011

Allowance for loans individually evaluated for impairment	$1,217	$-	$-	$316	$70	$-	$1,603

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$571,754	$95,733	$21,268	$1,150,399	$29,396	$1,868,550

Loans collectively evaluated for impairment	$564,443	$94,603	$21,268	$1,146,212	$29,311	$1,855,837

Loans individually evaluated for impairment	$7,239	$516	$-	$3,720	$76	$11,551

Loans acquired with deteriorated credit quality	$72	$614	$-	$467	$9	$1,162

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$-	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	-	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	-	(4,244)
Recoveries	243	-	166	120	513	-	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$-	$24,920

Allowance for loans collectively evaluated for impairment	$10,790	$706	$1,545	$10,285	$218	$-	$23,544

Allowance for loans individually evaluated for impairment	$1,029	$15	$-	$256	$76	$-	$1,376

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The considerations by Bancorp in computing its allowance for loan losses are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

Commercial and industrial loans: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan category.

●

Construction and development, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects. In most cases, construction loans require only interest to be paid during construction. Upon completion or stabilization, the construction loan may convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units including any pre-sold units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

Stock Yards Bancorp, inc. and subsidiary

●

Undeveloped land: Loans in this category are secured by land initially acquired for development by the borrower, but for which no development has yet taken place. Credit risk is affected by market conditions and time to sell lots at an adequate price. Credit risk is also affected by availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. Repayment is dependent on credit quality of the individual borrower. Underlying properties are generally located in Bancorp’s primary market area. Cash flows of income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, sale of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and stock prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in a 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at September 30, 2015 and December 31, 2014. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non-accretable discount
Balance at December 31, 2013	$137	$369

Accretion	(75)	(103)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2014	62	266

Accretion	(53)	(74)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at September 30, 2015	$9	$192

Stock Yards Bancorp, inc. and subsidiary

The following table presents loans individually evaluated for impairment as of September 30, 2015 and December 31, 2014.

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
September 30, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$1,545	$4,245	$-	$988
Construction and development, excluding undeveloped land	26	151	-	26
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	285	542	-	154
Owner occupied commercial	1,603	2,040	-	1,591
1-4 family residential	316	316	-	600
Home equity - first lien	91	91	-	43
Home equity - junior lien	37	37	-	64
Subtotal: Real estate mortgage	2,332	3,026	-	2,452

Consumer	15	15	-	4
Subtotal	$3,918	$7,437	$-	$3,470

Loans with an allowance recorded
Commercial and industrial	$5,233	$6,804	$1,217	$5,387
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,432	1,432	316	1,328
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,432	1,432	316	1,608

Consumer	70	70	70	73
Subtotal	$6,735	$8,306	$1,603	$7,436

Total
Commercial and industrial	$6,778	$11,049	$1,217	$6,375
Construction and development, excluding undeveloped land	26	151	-	394
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	285	542	-	246
Owner occupied commercial	3,035	3,472	316	2,919
1-4 family residential	316	316	-	788
Home equity - first lien	91	91	-	43
Home equity - junior lien	37	37	-	64
Subtotal: Real estate mortgage	3,764	4,458	316	4,060

Consumer	85	85	70	77
Total	$10,653	$15,743	$1,603	$10,906

Stock Yards Bancorp, inc. and subsidiary

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2014	investment	balance	allowance	investment

Loans with no related allowance recorded
Commercial and industrial	$896	$3,596	$-	$996
Construction and development, excluding undeveloped land	26	151	-	26
Undeveloped land	-	-	-	5,608

Real estate mortgage
Commercial investment	113	113	-	198
Owner occupied commercial	1,784	2,221	-	1,939
1-4 family residential	870	870	-	782
Home equity - first lien	-	-	-	11
Home equity - junior lien	36	36	-	69
Subtotal: Real estate mortgage	2,803	3,240	-	2,999

Consumer	-	-	-	-
Subtotal	$3,725	$6,987	$-	$9,629

Loans with an allowance recorded
Commercial and industrial	$6,343	$7,914	$1,029	$6,797
Construction and development, excluding undeveloped land	490	490	15	196
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	122	122	-	640
Owner occupied commercial	716	716	112	704
1-4 family residential	79	79	144	651
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	917	917	256	1,995

Consumer	76	76	76	80
Subtotal	$7,826	$9,397	$1,376	$9,068

Total
Commercial and industrial	$7,239	$11,510	$1,029	$7,793
Construction and development, excluding undeveloped land	516	641	15	222
Undeveloped land	-	-	-	5,608

Real estate mortgage	-	-	-	-
Commercial investment	235	235	-	838
Owner occupied commercial	2,500	2,937	112	2,643
1-4 family residential	949	949	144	1,433
Home equity - first lien	-	-	-	11
Home equity - junior lien	36	36	-	69
Subtotal: Real estate mortgage	3,720	4,157	256	4,994

Consumer	76	76	76	80
Total	$11,551	$16,384	$1,376	$18,697

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Loans past due more than 90 days and still accruing interest amounted to $544 thousand and $329 thousand at September 30, 2015 and December 31, 2014, respectively.

The following table presents the recorded investment in non-accrual loans as of September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$5,769	$1,381
Construction and development, excluding undeveloped land	26	516
Undeveloped land	-	-

Real estate mortgage
Commercial investment	285	235
Owner occupied commercial	3,035	2,081
1-4 family residential	316	950
Home equity - first lien	91	-
Home equity - junior lien	37	36
Subtotal: Real estate mortgage	3,764	3,302

Consumer	15	-
Total	$9,574	$5,199

At September 30, 2015 and December 31, 2014, Bancorp had accruing loans classified as TDR of $1.1 million and $6.4 million, respectively. Bancorp did not modify and classify any additional loans as TDR during the nine months ended September 30, 2015 or 2014.

Bancorp had no loans accounted for as TDR that were restructured and subsequently experienced a payment default within the previous 12 months as of September 30, 2015 or 2014.

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at September 30, 2015, had a total allowance allocation of $188 thousand, compared to $703 thousand at December 31, 2014.

At September 30, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR, compared to $458 thousand at December 31, 2014.

Stock Yards Bancorp, inc. and subsidiary

The following table presents the aging of the recorded investment in loans as of September 30, 2015 and December 31, 2014.

							Recorded
(in thousands)			90 or more				investment
			days past				> 90 days
	30-59 days	60-89 days	due (includes)	Total		Total	and
September 30, 2015	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$26	$25	$5,769	$5,820	$605,057	$610,877	$-
Construction and development, excluding undeveloped land	-	-	26	26	109,844	109,870	-
Undeveloped land	-	-	-	-	18,950	18,950	-

Real estate mortgage
Commercial investment	427	-	285	712	490,459	491,171	-
Owner occupied commercial	268	114	3,035	3,417	354,211	357,628	-
1-4 family residential	814	734	860	2,408	220,235	222,643	544
Home equity - first lien	17	72	91	180	49,757	49,937	-
Home equity - junior lien	62	126	37	225	61,998	62,223	-
Subtotal: Real estate mortgage	1,588	1,046	4,308	6,942	1,176,660	1,183,602	544

Consumer	36	-	15	51	31,075	31,126	-
Total	$1,650	$1,071	$10,118	$12,839	$1,941,586	$1,954,425	$544

December 31, 2014

Commercial and industrial	$3,860	$3	$1,382	$5,245	$566,509	$571,754	$1
Construction and development, excluding undeveloped land	69	-	757	826	94,907	95,733	241
Undeveloped land	-	-	-	-	21,268	21,268	-

Real estate mortgage
Commercial investment	993	249	235	1,477	486,345	487,822	-
Owner occupied commercial	1,272	920	2,081	4,273	336,709	340,982	-
1-4 family residential	1,801	285	1,023	3,109	208,439	211,548	73
Home equity - first lien	-	-	14	14	43,765	43,779	14
Home equity - junior lien	470	78	36	584	65,684	66,268
Subtotal: Real estate mortgage	4,536	1,532	3,389	9,457	1,140,942	1,150,399	87

Consumer	43	18	-	61	29,335	29,396	-
Total	$8,508	$1,553	$5,528	$15,589	$1,852,961	$1,868,550	$329

Stock Yards Bancorp, inc. and subsidiary

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

●

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp’s credit position at some future date.

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt. They are characterized by the distinct possibility that Bancorp will sustain some loss if the deficiencies are not corrected.

●

Substandard non-performing: Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Stock Yards Bancorp, inc. and subsidiary

As of September 30, 2015 and December 31, 2014, the internally assigned risk grades of loans by category were as follows:

(in thousands)		Special		Substandard		Total
September 30, 2015	Pass	mention	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$591,923	$9,946	$2,230	$6,778	$-	$610,877
Construction and development, excluding undeveloped land	106,558	2,945	341	26	-	109,870
Undeveloped land	18,273	520	157	-	-	18,950

Real estate mortgage
Commercial investment	484,638	5,755	493	285	-	491,171
Owner occupied commercial	340,032	12,038	2,523	3,035	-	357,628
1-4 family residential	220,287	1,496	-	860	-	222,643
Home equity - first lien	49,846	-	-	91	-	49,937
Home equity - junior lien	61,968	97	121	37	-	62,223
Subtotal: Real estate mortgage	1,156,771	19,386	3,137	4,308	-	1,183,602

Consumer	31,041	-	-	85	-	31,126
Total	$1,904,566	$32,797	$5,865	$11,197	$-	$1,954,425

December 31, 2014

Commercial and industrial	$546,582	$6,215	$11,717	$7,240	$-	$571,754
Construction and development, excluding undeveloped land	88,389	4,867	1,720	757	-	95,733
Undeveloped land	20,578	530	160	-	-	21,268

Real estate mortgage
Commercial investment	482,415	4,991	181	235	-	487,822
Owner occupied commercial	328,385	6,942	3,156	2,499	-	340,982
1-4 family residential	209,396	1,129	-	1,023	-	211,548
Home equity - first lien	43,765	-	-	14	-	43,779
Home equity - junior lien	66,182	50	-	36	-	66,268
Subtotal: Real estate mortgage	1,130,143	13,112	3,337	3,807	-	1,150,399

Consumer	29,244	76	-	76	-	29,396
Total	$1,814,936	$24,800	$16,934	$11,880	$-	$1,868,550

Stock Yards Bancorp, inc. and subsidiary

(4)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $67.6 million and $69.6 million at September 30, 2015 and December 31, 2014, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At September 30, 2015, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(5)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $43.7 million and $36.8 million at September 30, 2015 and December 31, 2014, respectively, via twelve separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $13.7 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	September 30, 2015		December 31, 2014
	Advance	Rate	Advance	Rate
2015	$30,000	2.33%	$30,000	2.30%
2020	1,850	2.23%	1,885	2.23%
2021	446	2.12%	497	2.12%
2024	2,916	2.36%	3,064	2.36%
2025	7,132	2.44%	-	-
2028	1,355	1.47%	1,386	1.47%

	$43,699	2.32%	$36,832	2.27%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $568.9 million under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At September 30, 2015, the amount of available credit from the FHLB totaled $408.1 million.

(6)	Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first nine months of 2015 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Stock Yards Bancorp, inc. and subsidiary

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

At September 30, 2015 and December 31, 2014, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Notional amount	$8,192	$7,217	$8,192	$7,217
Weighted average maturity (years)	6.8	6.8	6.8	6.8
Fair value	$(487)	$(401)	$487	$401

In 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2013 and ends December 6, 2016. In the third quarter of 2015, Bancorp entered into a forward starting interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The start of this borrowing strategy coincides with the maturity and refinance of a current $20 million advance included in Note 5. The swap begins December 9, 2015 and matures December 6, 2020. For purposes of hedging, the rolling fixed rate advances are considered to be floating rate liabilities. The interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of September 30, 2015 and December 31, 2014.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	September 30, 2015	December 31, 2014
$10,000	12/6/2016	US 3 Month LIBOR	0.715%	$(21)	$24
20,000	12/6/2020	US 3 Month LIBOR	1.790%	(340)	NA
$30,000			1.432%	$(361)	$24

(7)	Goodwill and Intangible Assets

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

In 2013, Bancorp completed the acquisition of THE BANCorp, Inc., parent company of THE BANK – Oldham County, Inc. As a result, Bancorp recorded a core deposit intangible totaling $2.5 million which is being amortized over the expected life of the underlying deposits to which the intangible is attributable. For money market, savings and interest bearing checking accounts, this intangible asset is being amortized using a straight line method over 15 years. For the remainder of deposits, it is being amortized over a 10-year period using an accelerated method which anticipates the life of the underlying deposits. At September 30, 2015, the unamortized core deposit intangible was $1.7 million.

Stock Yards Bancorp, inc. and subsidiary

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at September 30, 2015 and December 31, 2014 were $2.5 million and $3.4 million, respectively. Total outstanding principal balances of loans serviced for others were $413.5 million and $421.1 million at September 30, 2015, and December 31, 2014, respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2015 and 2014 are shown in the following table:

	For nine months
	ended September 30,
(in thousands)	2015	2014
Balance at beginning of period	$1,131	$1,832
Additions for mortgage loans sold	306	197
Amortization	(569)	(713)
Balance at September 30	$868	$1,316

(8)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. The retired officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $36 thousand and $32 thousand, for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the net periodic benefit costs totaled $107 thousand and $95 thousand, respectively.

(9)	Commitments and Contingent Liabilities

As of September 30, 2015, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $574.6 million including standby letters of credit of $11.0 million represent normal banking transactions. Commitments to extend credit were $463.0 million, including letters of credit of $11.0 million, as of December 31, 2014. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2015, Bancorp has accrued $372 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Stock Yards Bancorp, inc. and subsidiary

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of September 30, 2015, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of September 30, 2015, there were 362,985 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

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

Stock Yards Bancorp, inc. and subsidiary

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For nine months ended
(in thousands)	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation expense before income taxes	$566	$691	$1,561	$1,459
Less: deferred tax benefit	(198)	(242)	(546)	(510)
Reduction of net income	$368	$449	$1,015	$949

Bancorp expects to record an additional $514 thousand of stock-based compensation expense in 2015 for equity grants outstanding as of September 30, 2015. As of September 30, 2015, Bancorp has $4.1 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $2.0 million and $1.4 million from the exercise of options during the first nine months of 2015 and 2014, respectively.

Fair values of Bancorp’s stock options and SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. Fair value of restricted shares is determined by Bancorp’s closing stock price on the date of grant. The following assumptions were used in SAR valuations at the grant date in each year:

	2015	2014

Dividend yield	2.97%	2.94%
Expected volatility	22.81%	23.66%
Risk free interest rate	1.91%	2.22%
Expected life of SARs (in years)	7.5	7.0

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2015 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2014
Vested and exercisable	524	$21.03	-	26.83	$23.84	$4,981	$5.35	3.5
Unvested	194	21.03	-	29.16	24.83	1,650	4.57	7.7
Total outstanding	718	21.03	-	29.16	24.11	6,631	5.14	4.6

Granted	50	34.43	-	36.83	34.48	76	5.95
Exercised	(102)	21.03	-	26.83	24.22	1,186	5.72
Forfeited	-		-		-	-	-

At September 30, 2015
Vested and exercisable	489	21.03	-	29.16	24.38	5,974	5.17	3.6
Unvested	177	22.86	-	36.83	27.99	1,411	4.93	7.9
Total outstanding	666	21.03	-	36.83	26.19	$7,385	5.11	4.7

Vested year-to-date	67	21.03	-	29.16	23.77	$817	4.65

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

For the periods ending December 31, 2014 and September 30, 2015, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(5,469)	23.77
Unvested at December 31, 2014	114,093	$24.95
Shares awarded	34,990	34.43
Restrictions lapsed and shares released to employees/directors	(40,510)	23.84
Shares forfeited	(3,766)	28.11
Unvested at September 30, 2015	104,807	$28.44

Stock Yards Bancorp, inc. and subsidiary

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2013	3	$20.38	36,792
2014	3	26.42	29,181
2015	3	31.54	19,774

In the first quarter of 2015, Bancorp awarded 6,080 RSUs to directors of Bancorp with a grant date fair value of $200 thousand. In the second quarter of 2015, 760 RSUs were cancelled, leaving 5,320 RSUs outstanding with a grant date fair value of $175 thousand.

(12)	Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2015 and 2014, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30		September 30
	2015	2014	2015	2014
Net income	$9,284	$9,889	$27,541	$26,100
Average shares outstanding	14,754	14,574	14,704	14,542
Dilutive securities	232	174	236	190

Average shares outstanding including dilutive securities including dilutive securities	14,986	14,748	14,940	14,732

Net income per share, basic	$0.63	$0.68	$1.87	$1.79
Net income per share, diluted	$0.62	$0.67	$1.84	$1.77

(13)	Segments

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2015 and 2014 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended September 30, 2015
Net interest income	$22,034	$47	$22,081
Provision for loan losses	-	-	-
Investment management and trust services	-	4,373	4,373
All other non-interest income	5,612	-	5,612
Non-interest expense	15,785	2,645	18,430
Income before income taxes	11,861	1,775	13,636
Tax expense	3,720	632	4,352
Net income	$8,141	$1,143	$9,284

Three months ended September 30, 2014
Net interest income	$21,317	$46	$21,363
Provision (credit) for loan losses	(2,100)	-	(2,100)
Investment management and trust services	-	4,502	4,502
All other non-interest income	5,348	-	5,348
Non-interest expense	15,971	2,738	18,709
Income before income taxes	12,794	1,810	14,604
Tax expense	4,071	644	4,715
Net income	$8,723	$1,166	$9,889

Stock Yards Bancorp, inc. and subsidiary

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Nine months ended September 30, 2015
Net interest income	$65,350	$146	$65,496
Provision for loan losses	-	-	-
Investment management and trust services	-	13,576	13,576
All other non-interest income	16,301	-	16,301
Non-interest expense	46,991	8,085	55,076
Income before income taxes	34,660	5,637	40,297
Tax expense	10,749	2,007	12,756
Net income	$23,911	$3,630	$27,541

Nine months ended September 30, 2014
Net interest income	$62,110	$136	$62,246
Provision (credit) for loan losses	(400)	-	(400)
Investment management and trust services	-	13,825	13,825
All other non-interest income	15,527	30	15,557
Non-interest expense	46,036	7,918	53,954
Income before income taxes	32,001	6,073	38,074
Tax expense	9,814	2,160	11,974
Net income	$22,187	$3,913	$26,100

(14)	Income Taxes

An analysis of the difference between statutory and effective tax rates for the nine months ended September 30, 2015 and 2014 follows:

	Nine months ended September 30
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.4)	(1.5)
Tax credits	(2.4)	(1.5)
Cash surrender value of life insurance	(0.6)	(1.3)
State income taxes, net of federal benefit	0.8	0.9
Other, net	0.3	(0.2)
Effective tax rate	31.7%	31.4%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As of September 30, 2015 and December 31, 2014, the gross amount of unrecognized tax benefits, including penalties and interest, was $51 thousand and $42 thousand, respectively. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2011.

Stock Yards Bancorp, inc. and subsidiary

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

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The guidance also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the reliability of assumptions used to determine fair value. These levels are:

●	Level 1: Valuation is based upon quoted prices for identical instruments traded in active markets.

●

Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●

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

Stock Yards Bancorp, inc. and subsidiary

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$100,000	$100,000	$-	$-
Government sponsored enterprise obligations	186,810	-	186,810	-
Mortgage-backed securities - government agencies	154,347	-	154,347	-
Obligations of states and political subdivisions	62,508	-	62,508	-
Corporate equity securities	701	701	-	-

Total investment securities available for sale	504,366	100,701	403,665	-

Interest rate swaps	487	-	487	-

Total assets	$504,853	$100,701	$404,152	$-

Liabilities

Interest rate swaps	$848	$-	$848	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury and other U.S. government obligations	$70,000	$70,000	$-	$-
Government sponsored enterprise obligations	204,986	-	204,986	-
Mortgage-backed securities - government agencies	174,270	-	174,270	-
Obligations of states and political subdivisions	62,834	-	62,834	-
Corporate equity securities	966	966	-	-

Total investment securities available for sale	513,056	70,966	442,090	-

Interest rate swaps	425	-	425	-

Total assets	$513,481	$70,966	$442,515	$-

Liabilities

Interest rate swaps	$401	$-	$401	$-

Bancorp did not have any financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2015 and December 31, 2014 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for September 30, 2015 or December 31, 2014. See Note 7 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of September 30, 2015, total impaired loans with a valuation allowance were $6.7 million, and the specific allowance totaled $1.6 million, resulting in a fair value of $5.1 million, compared to total impaired loans with a valuation allowance of $7.8 million, and the specific allowance allocation totaling $1.4 million, resulting in a fair value of $6.4 million at December 31, 2014. Losses represent the change in the specific allowances for the period indicated.

Stock Yards Bancorp, inc. and subsidiary

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, the fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At September 30, 2015 and December 31, 2014, the carrying value of all other real estate owned was $4.6 million and $6.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at September 30, 2015				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2015
Impaired loans	$5,132	$-	$-	$5,132	$(1,147)
Other real estate owned	3,569	-	-	3,569	-
Total	$8,701	$-	$-	$8,701	$(1,147)

(in thousands)	Fair value at December 31, 2014				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2014
Impaired loans	$6,449	$-	$-	$6,449	$(1,148)
Other real estate owned	5,032	-	-	5,032	(25)
Total	$11,481	$-	$-	$11,481	$(1,173)

For the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended September 30, 2015, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$5,132	Appraisal	Appraisal discounts (%)	6.4%
Other real estate owned	3,569	Appraisal	Appraisal discounts	14.6

Stock Yards Bancorp, inc. and subsidiary

(16)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
September 30, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$55,194	$55,194	$55,194	$-	$-
Mortgage loans held for sale	5,539	5,678	-	5,678	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	1,932,811	1,935,651	-	-	1,935,651
Accrued interest receivable	6,058	6,058	6,058	-	-

Financial liabilities
Deposits	2,141,578	2,141,926	-	2,141,926	-
Short-term borrowings	129,658	129,658	-	129,658	-
FHLB advances	43,699	43,961	-	43,961	-
Accrued interest payable	126	126	126	-	-

(in thousands)	Carrying
December 31, 2014	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$74,241	$74,241	$74,241	$-	$-
Mortgage loans held for sale	3,747	3,876	-	3,876	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	1,843,630	1,863,568	-	-	1,863,568
Accrued interest receivable	5,980	5,980	5,980	-	-

Financial liabilities
Deposits	2,123,627	2,124,904	-	2,124,904	-
Short-term borrowings	116,949	116,949	-	116,949	-
FHLB advances	36,832	37,714	-	37,714	-
Accrued interest payable	131	131	131	-	-

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

Stock Yards Bancorp, inc. and subsidiary

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Capital ratios for December 31, 2014 were calculated using the former rules and for September 30, 2015 ratios were calculated using the new Basel III rules. For Bancorp, key differences under Basel III include risk weighting for loan commitments under one year and higher risk weighting for certain commercial real estate and construction loans. These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios.

Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2015.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1)
Consolidated	$298,667	13.68%	$174,659	8.00%	NA	NA
Bank	290,863	13.35	174,300	8.00	$217,875	10.00%

Common Equity Tier 1 risk-based capital (2)
Consolidated	276,681	12.68	98,191	4.50	NA	NA
Bank	268,877	12.34	98,051	4.50	130,734	6.00

Tier 1 risk-based capital (1)
Consolidated	276,681	12.68	130,922	6.00	NA	NA
Bank	268,877	12.34	130,734	6.00	130,734	6.00

Leverage (3)
Consolidated	276,681	10.82	102,285	4.00	NA	NA
Bank	268,877	10.52	102,235	4.00	127,793	5.00

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1)
Consolidated	$280,228	13.86%	$161,748	8.00%	NA	NA
Bank	274,345	13.59	161,498	8.00	$201,873	10.00%

Tier 1 risk-based capital (1)
Consolidated	255,308	12.63	80,858	4.00	NA	NA
Bank	249,425	12.36	80,720	4.00	121,080	6.00

Leverage (3)
Consolidated	255,308	10.26	74,651	3.00	NA	NA
Bank	249,425	10.04	74,529	3.00	124,216	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio became effective January 2015.
(3)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

Stock Yards Bancorp, inc. and subsidiary

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2015 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2015 compared to same periods in the year ended December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2015 through September 30

Bancorp completed the first nine months of 2015 with net income of $27.5 million or 5.5% more than the comparable period of 2014. The increase is due to higher net interest income and non-interest income. These increases were partially offset by higher non-interest expenses and higher income tax expense. Diluted earnings per share for the first nine months of 2015 were $1.84, compared to the first nine months of 2014 at $1.77.

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

Net interest income increased $3.3 million, or 5.2%, for the first nine months of 2015, compared to the same period in 2014. The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest margin declined to 3.71% for the first nine months of 2015, compared to 3.78% for the same period of 2014.

In response to assessment of risk in the loan portfolio, Bancorp did not record a provision for loan losses in the first nine months of 2015, compared to a $400 thousand release of reserves in the first nine months of 2014. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first nine months of 2015 increased $495 thousand, or 1.7%, compared to the same period in 2014, and remained consistent at 31% of total revenues. Increases in mortgage banking income and bankcard transaction revenue contributed to the growth, partially offset by decreases in investment management and trust revenue.

Stock Yards Bancorp, inc. and subsidiary

Total non-interest expense in the first nine months of 2015 increased $1.1 million, or 2.1%, compared to the same period in 2014, due to increases in salaries and benefits, write-downs on foreclosed assets and other non-interest expenses. These were partially offset by decreases in FDIC insurance and data processing expenses. Bancorp's efficiency ratio in the first nine months of 2015 was 57.3% compared with 58.4% in the same period in 2014.

Bancorp’s effective tax rate increased to 31.7% for the first nine months of 2015 from 31.4% for the same period in 2014. The increase in the effective tax rate from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense in 2015.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.62% as of September 30, 2015, compared to 10.05% at December 31, 2014. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Net income of $9.3 million for the three months ended September 30, 2015 decreased $605 thousand, or 6.1%, from $9.9 million for the comparable 2014 period. Basic net income per share was $0.63 for the third quarter of 2015, a decrease of 7.4% from the $0.68 for the third quarter of 2014. Net income per share on a diluted basis was $0.62 for the third quarter of 2015, a decrease of 7.5% from the $0.67 for the same period in 2014. Bancorp did not record a provision for loan losses in the third quarter of 2015, compared to a $2.1 million release of reserves in the same period of 2014.

Reflecting lower net income, annualized return on average assets and annualized return on average stockholders’ equity were 1.44% and 13.32%, respectively, for the third quarter of 2015, compared to 1.64% and 15.79%, respectively, for the same period in 2014.

Net income of $27.5 million for the nine months ended September 30, 2015 increased $1.4 million, or 5.5%, from $26.1 million for the comparable 2014 period. Basic net income per share was $1.87 for the first nine months of 2015, an increase of 4.5% from the $1.79 for the first nine months of 2014. Net income per share on a diluted basis was $1.84 for the first nine months of 2015, an increase of 4.0% from the $1.77 for the first nine months of 2014. Bancorp did not record a provision for loan losses in the first nine months of 2015, compared to a $400 thousand release of reserves in the same period of 2014.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.46% and 13.59%, respectively, for the first nine months of 2015, compared to 1.47% and 14.45%, respectively, for the same period in 2014.

Stock Yards Bancorp, inc. and subsidiary

Net Interest Income

The following tables present the average balance sheets for the three and nine month periods ended September 30, 2015 and 2014 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Three months ended September 30
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$86,008	$65	0.30%	$86,252	$73	0.34%
Mortgage loans held for sale	5,045	67	5.27	4,934	54	4.34
Securities:
Taxable	343,302	1,872	2.16	322,306	1,781	2.19
Tax-exempt	59,185	418	2.80	57,896	415	2.84
FHLB stock and other securities	6,347	64	4.00	6,347	64	4.00
Loans, net of unearned income	1,916,477	21,029	4.35	1,779,944	20,546	4.58
Total earning assets	2,416,364	23,515	3.86	2,257,679	22,933	4.03
Less allowance for loan losses	23,428			30,115
	2,392,936			2,227,564
Non-earning assets:
Cash and due from banks	39,840			38,854
Premises and equipment	40,274			39,124
Accrued interest receivable and other assets	87,630			89,732
Total assets	$2,560,680			$2,395,274

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$516,090	$130	0.10%	$460,803	$113	0.10%
Savings deposits	121,031	10	0.03	109,023	10	0.04
Money market deposits	644,107	330	0.20	633,179	326	0.20
Time deposits	275,949	430	0.62	322,959	616	0.76
Securities sold under agreements to repurchase	71,144	42	0.23	64,985	37	0.23
Federal funds purchased and other short term borrowings	16,156	7	0.17	17,789	8	0.18
FHLB advances	42,732	254	2.36	36,747	219	2.36

Total interest bearing liabilities	1,687,209	1,203	0.28	1,645,485	1,329	0.32

Non-interest bearing liabilities:
Non-interest bearing demand deposits	572,406			474,513
Accrued interest payable and other liabilities	24,502			26,864
Total liabilities	2,284,117			2,146,862

Stockholders’ equity	276,563			248,412

Total liabilities and stockholders’ equity	$2,560,680			$2,395,274
Net interest income		$22,312			$21,604
Net interest spread			3.58%			3.71%
Net interest margin			3.66%			3.80%

Stock Yards Bancorp, inc. and subsidiary

	Nine months ended September 30
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$76,508	$184	0.32%	$86,764	$215	0.33%
Mortgage loans held for sale	5,464	180	4.40	4,059	128	4.22
Securities:
Taxable	349,494	5,749	2.20	322,797	5,312	2.20
Tax-exempt	59,516	1,255	2.82	59,030	1,266	2.87
FHLB stock and other securities	6,347	190	4.00	6,893	194	3.76
Loans, net of unearned income	1,888,839	62,273	4.41	1,749,432	59,929	4.58
Total earning assets	2,386,168	69,831	3.91	2,228,975	67,044	4.02

Less allowance for loan losses	24,437			29,432
	2,361,731			2,199,543
Non-earning assets:
Cash and due from banks	38,196			36,739
Premises and equipment	39,981			39,338
Accrued interest receivable and other assets	88,590			90,988
Total assets	$2,528,498			$2,366,608

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$511,325	$393	0.10%	$471,839	$368	0.10%
Savings deposits	118,126	31	0.04	107,026	30	0.04
Money market deposits	651,185	985	0.20	626,974	957	0.20
Time deposits	289,788	1,402	0.65	336,943	1,964	0.78
Securities sold under agreements to repurchase	64,541	111	0.23	59,441	100	0.22
Federal funds purchased and other short term borrowings	15,484	19	0.16	18,855	23	0.16
FHLB advances	40,196	694	2.31	35,321	621	2.35

Total interest bearing liabilities	1,690,645	3,635	0.29	1,656,399	4,063	0.33

Non-interest bearing liabilities:
Non-interest bearing demand deposits	541,919			442,810
Accrued interest payable and other liabilities	24,979			25,890
Total liabilities	2,257,543			2,125,099

Stockholders’ equity	270,955			241,509

Total liabilities and stockholders’ equity	$2,528,498			$2,366,608
Net interest income		$66,196			$62,981
Net interest spread			3.62%			3.69%
Net interest margin			3.71%			3.78%

Stock Yards Bancorp, inc. and subsidiary

Notes to the average balance and interest rate tables:

●

Net interest income, the most significant component of the Bank's earnings is total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	Net interest spread is the difference between the taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.

●

Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

●

Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $231 thousand and $241 thousand, respectively, for the three month periods ended September 30, 2015 and 2014 and $700 thousand and $735 thousand, respectively, for the nine month periods ended September 30, 2015 and 2014.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $7.3 million and $8.8 million, respectively, for the three month periods ended September 30, 2015 and 2014 and $7.8 million and $9.2 million, respectively, for the nine month periods ended September 30, 2015 and 2014.

Fully taxable equivalent net interest income of $22.3 million for the three months ended September 30, 2015 increased $708 thousand, or 3.3%, from $21.6 million when compared to the same period last year. The positive effects of increased volumes on loans and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest spread and net interest margin were 3.58% and 3.66%, respectively, for the third quarter of 2015 and 3.71% and 3.80%, respectively, for the third quarter of 2014.

Fully taxable equivalent net interest income of $66.2 million for the nine months ended September 30, 2015 increased $3.2 million, or 5.1%, from $63.0 million when compared to the same period last year. The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest spread and net interest margin were 3.62% and 3.71%, respectively, for the first nine months of 2015 and 3.69% and 3.78%, respectively, for the first nine months of 2014.

Average earning assets increased $157.2 million or 7.1%, to $2.39 billion for the first nine months of 2015 compared to 2014, reflecting growth in the loan portfolio and investment securities. Average interest bearing liabilities increased $34.2 million, or 2.1%, to $1.69 billion for the first nine months of 2015 compared to 2014 primarily due to increases in interest bearing demand, savings and money market deposits, FHLB advances and securities sold under agreements to repurchase, partially offset by decreases in time deposits and federal funds purchased.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

The September 30, 2015 simulation analysis, which shows little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.60)%
Increase 100bp	(2.38)
Decrease 100bp	(2.78)
Decrease 200bp	N/A

Management expects that net interest margin will remain under pressure over the balance of the year, and any near-term increases in prevailing interest rates will not immediately benefit the Company. Because approximately 65% of its loan portfolio has fixed rates and 15% of its loan portfolio is priced at variable rates with floors of 4% or higher, a rise in rates would have a short-term negative impact on net interest income since rates would have to increase more than 75 bps before the rates on such loans will rise to compensate for higher interest costs. The extent of margin compression also will be affected by the need to respond to competitive pressures on funding sources. Approximately $693 million, or 35%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes. However, approximately $297 million, or 15% of total loans have reached their contractual floor of 4% or higher. Approximately $133 million of variable rate loans have contractual floors below 4%. The remaining $263 million of variable rate loans have no contractual floor. Bancorp attempts to establish floors whenever possible upon acquisition of new customers. Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Levels of non-performing loans have trended downward in 2015 and many key indicators of loan quality continue to show improvement. Bancorp did not record a provision for loan losses in the first nine months of 2015, compared to a $400 thousand release of reserves for the same period of 2014.

Management utilizes loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2015.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2015 and 2014 follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance at the beginning of the period	$23,308	$29,761	$24,920	$28,522
Provision for loan losses	-	(2,100)	-	(400)
Loan charge-offs, net of recoveries	(1,694)	(537)	(3,306)	(998)
Balance at the end of the period	$21,614	$27,124	$21,614	$27,124
Average loans, net of unearned income	$1,923,762	$1,788,786	$1,896,592	$1,758,592
Provision for loan losses to average loans (1)	0.00%	-0.12%	0.00%	-0.02%
Net loan charge-offs to average loans (1)	0.09%	0.03%	0.17%	0.06%
Allowance for loan losses to average loans	1.12%	1.52%	1.14%	1.54%
Allowance for loan losses to period-end loans	1.11%	1.52%	1.11%	1.52%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2015 and 2014 follows:

(in thousands)	Three months		Nine months
	ended September 30,		ended September 30,
Net loan charge-offs (recoveries)	2015	2014	2015	2014
Commercial and industrial	$1,983	$356	$3,299	$371
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	(650)	(99)	(650)	(136)
Real estate mortgage - commercial investment	122	248	353	397
Real estate mortgage - owner occupied commercial	108	(7)	97	78
Real estate mortgage - 1-4 family residential	78	5	127	177
Home equity	(15)	(3)	(7)	60
Consumer	68	37	87	51
Total net loan charge-offs	$1,694	$537	$3,306	$998

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and nine month periods ended September 30, 2015 and 2014.

	Three months			Nine months
	ended September 30,			ended September 30,
(In thousands)	2015	2014	% Change	2015	2014	% Change

Non-interest income:
Investment management and trust services	$4,373	$4,502	-2.9%	$13,576	$13,825	-1.8%
Service charges on deposit accounts	2,342	2,294	2.1	6,621	6,620	0.0
Bankcard transaction revenue	1,223	1,182	3.5	3,591	3,466	3.6
Mortgage banking revenue	772	641	20.4	2,513	1,951	28.8
Gain (loss) on sales of securities available for sale	-	-	-	-	(9)	-100.0
Brokerage commissions and fees	585	539	8.5	1,545	1,506	2.6
Bank owned life insurance income	222	229	-3.1	670	699	-4.1
Other	468	463	1.1	1,361	1,324	2.8
Total non-interest income	$9,985	$9,850	1.4%	$29,877	$29,382	1.7%
Non-interest expenses:
Salaries and employee benefits	$11,333	$11,855	-4.4%	$33,816	$33,697	0.4%
Net occupancy expense	1,518	1,422	6.8	4,437	4,431	0.1
Data processing expense	1,572	1,591	-1.2	4,782	4,869	-1.8
Furniture and equipment expense	282	269	4.8	789	796	-0.9
FDIC insurance expense	318	340	-6.5	932	1,032	-9.7
Loss (gain) on other real estate owned	(12)	7	-271.4	153	(342)	-144.7
Other	3,419	3,225	6.0	10,167	9,471	7.3
Total non-interest expenses	$18,430	$18,709	-1.5%	$55,076	$53,954	2.1%

Total non-interest income increased $135 thousand, or 1.4%, for the third quarter of 2015 and $495 thousand, or 1.7% for the first nine months of 2015, compared to the same periods in 2014.

The largest component of non-interest income is investment management and trust revenue. The magnitude of investment management and trust revenue distinguishes Bancorp from other banks of similar asset size. Trust assets under management totaled $2.19 billion at September 30, 2015, compared to $2.23 billion at September 30, 2014. Assets under management are stated at market value and the decline arose from a departure of some accounts near the end of 2014. Investment management and trust revenue, which constitutes an average of 45% of non-interest income at September 30, 2015, decreased $129 thousand, or 2.9%, in the third quarter of 2015, and $249 thousand, or 1.8% for the first nine months, as compared to the same periods in 2014. Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased $117 thousand, or 1%, for the first nine months of 2015, compared to the same period of 2014. However, one-time executor and other non-recurring fees decreased $366 thousand for the first nine months of 2015, compared to the same period in 2014. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. While fees are based on market values, they typically do not fluctuate directly with the overall stock market, as accounts usually contain fixed income and various equity asset classes. Some revenues of the investment management and trust department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. The investment management and trust department revenue was slightly below year-earlier levels. However, so far this year, it has generated net new business well ahead of levels for the same period last year. Management believes the investment management and trust department will resume its growth in 2016, continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Service charges on deposit accounts increased $48 thousand, or 2.1%, in the third quarter of 2015, and were virtually flat for the first nine months of 2015, as compared to the same periods in 2014. Service charge income is driven by transaction volume, which can fluctuate throughout the year. A significant component of service charges is related to fees earned on overdrawn checking accounts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions.

Bankcard transaction revenue increased $41 thousand, or 3.5%, in the third quarter of 2015, and $125 thousand, or 3.6% for the first nine months of 2015, compared to the same periods in 2014, and primarily represents income the Bank derives from customers’ use of debit cards. The increase in 2015 reflects an increase in the volume of transactions, partially offset by a decrease in interchange rates received. Interchange income is based on rates set by service providers in a competitive market. Beginning in October 2011, this rate was set by the Federal Reserve for banks with over $10 billion in assets. While this threshold indicates Bancorp will not be directly affected, this change has impacted Bancorp and other similarly sized institutions as merchants gravitate to lower cost interchanges. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly. However, management expects interchange rates to decrease, resulting in income from this source to remain consistent with levels experienced in 2014.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue increased $131 thousand, or 20.4%, in the third quarter of 2015, and $562 thousand or 28.8%, for the first nine months of 2015, as compared to the same periods in 2014. Market rates for mortgage loans decreased in the first nine months of 2015, resulting in increased refinance activity compared to the same period in 2014. This was coupled with an increase in home purchase activity in the three quarters of 2015, an indicator of improving consumer confidence.

In 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of agency and mortgage-backed securities with small remaining balances. In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand. These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities. These sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees increased $46 thousand, or 8.5%, in the third quarter of 2015, and $39 thousand or 2.6% for the first nine months of 2015, as compared to the same periods in 2014, corresponding to overall brokerage volume. The increase is due to the timing of an incentive, paid from a third party to Bancorp, which was recorded in the third quarter of 2015 and the fourth quarter of 2014. Excluding the timing of the incentive, brokerage commissions and fees were virtually unchanged compared to the same periods in 2014. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the investment management and trust department.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bank Owned Life Insurance (BOLI) income totaled $222 thousand and $229 thousand for the third quarter of 2015 and 2014, respectively, and totaled $670 thousand and $699 thousand for the first nine months of 2015 and 2014, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. Any proceeds received under the policies and the related change in cash surrender value are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income was virtually flat for the third quarter of 2015, and increased $37 thousand, or 2.8%, in the first nine months of 2015, as compared to the same periods in 2014, due to a variety of other factors, none of which are individually significant.

Total non-interest expenses decreased $279 thousand, or 1.5%, for the third quarter of 2015, and increased $1.1 million, or 2.1%, for the first nine months of 2015, as compared to the same periods in 2014.

Salaries and employee benefits decreased $522 thousand, or 4.4%, for the third quarter of 2015, and increased $119 thousand, or 0.4% for the first nine months of 2015, as compared to the same periods of 2014. For the third quarter, the decrease is largely due to higher bonus accruals and stock compensation in the third quarter of 2014. Partially offsetting this was an increase in salaries and health insurance costs in 2015. For the nine month period, the increase is due to an increase in salaries and health insurance costs, mostly offset by lower bonus accruals. Increased salary expenses arose from normal salary increases and staff additions including senior staff with higher per capita salaries in investment management and trust and lending functions. At September 30, 2015, Bancorp had 546 full-time equivalent employees compared to 527 at September 30, 2014.

Net occupancy expense increased $96 thousand, or 6.8%, in the third quarter of 2015, and was virtually flat for the first nine months of 2015, as compared to the same periods of 2014. The increase for the third quarter was largely due to increased maintenance and utilities expense and, to a lesser extent, increased rent and depreciation for locations added during 2015.

Data processing expense decreased $19 thousand, or 1.2% in the third quarter of 2015, and $87 thousand, or 1.8% for the first nine months of 2015, compared to the same periods of 2014. The decrease for the first nine months of 2015 is largely due to decreases in expenses for bank card processing/reissuance. This category includes ongoing computer software amortization and maintenance related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $13 thousand, or 4.8% for the third quarter of 2015, and decreased $7 thousand, or 0.9% for the first nine months of 2015, as compared to the same periods in 2014. These fluctuations relate to a variety of factors, none of which were individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $22 thousand, or 6.5%, for the third quarter of 2015, and $100 thousand or 9.7% for the first nine months of 2015, as compared to the same periods in 2014. The assessment is calculated by the FDIC and adjusted quarterly. The decline in expense is due primarily to a reduction in the assessment rate, which was driven by improved credit metrics.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Net gains on other real estate owned (OREO) totaled $12 thousand for the third quarter of 2015 compared to losses totaling $7 thousand for the same period in 2014. Net losses on OREO totaled $153 thousand for the first nine months of 2015 compared to gains totaling $342 thousand for the same period in 2014.

Other non-interest expenses increased $194 thousand or 6.0% in the third quarter of 2015, and $696 thousand or 7.3% for the first nine months of 2015, as compared to the same periods in 2014. The increases are largely due to tax credit amortization of $158 thousand for the third quarter and $475 thousand for the first nine months of 2015 that was formerly recorded as income tax expense in 2014. Also included in 2015 were expenses totaling $170 thousand for the third quarter and $372 thousand for the first nine months of 2015 to establish a reserve for estimated losses on unfunded credit commitments. This category also includes MSR amortization, legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the third quarter of 2015, Bancorp recorded income tax expense of $4.4 million, compared to $4.7 million for the same period in 2014. The effective rate for the three month period was 31.9% in 2015 and 32.3% in 2014. Bancorp recorded income tax expense of $12.8 million for the first nine months of 2015, compared to $12.0 million for the same period in 2014. The effective rate for the nine month period was 31.7% in 2015 and 31.4% in 2014. The increase in the effective tax rate from 2014 to 2015 is the result of proportionally lower nontaxable income from the increase in cash value of life insurance and municipal securities, due to higher total pre-tax income. This was partially offset by the effect of amortization of tax credit investments which was recorded in other non-interest expense in 2015 and a component of tax expense in 2014.

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

Balance Sheet

Total assets increased $60.7 million, or 2.4%, from $2.56 billion on December 31, 2014 to $2.62 billion on September 30, 2015. The most significant contributor to the increase was loans, which rose $85.9 million in the first nine months of 2015. Loan production for the first nine months of 2015 has outpaced record production in 2014, contributing to solid net loan growth. Securities available-for-sale decreased $8.7 million largely as a result of maturing securities. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $100 million and $95 million at September 30, 2015 and December 31, 2014, respectively, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. Cash and cash equivalents decreased $19.0 million, while mortgage loans held for sale increased $1.8 million. Other assets decreased $4.1 million, driven primarily by a $1.4 million decline in other real estate owned and a $1.8 million decrease in deferred tax assets.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Total liabilities increased $39.7 million, or 1.7%, from $2.30 billion December 31, 2014 to $2.34 billion on September 30, 2015. The most significant component of the increase was deposits, which rose $18.0 million or 0.8%, while Federal Home Loan Bank (“FHLB”) advances increased $6.9 million or 18.6%. Bancorp utilizes FHLB advances to manage the interest rate risk exposure of certain long-term fixed rate loans. Federal funds purchased increased $14.7 million, or 31.0%. Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Securities sold under agreement to repurchase decreased $2.0 million or 2.9%, and other liabilities increased $2.2 million or 8.2%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2015	December 31, 2014
Commercial and industrial	$610,877	$571,754
Construction and development, excluding undeveloped land	109,870	95,733
Undeveloped land (1)	18,950	21,268
Real estate mortgage:
Commercial investment	491,171	487,822
Owner occupied commercial	357,628	340,982
1-4 family residential	222,643	211,548
Home equity - first lien	49,937	43,779
Home equity - junior lien	62,223	66,268
Subtotal: Real estate mortgage	1,183,602	1,150,399
Consumer	31,126	29,396

Total Loans	$1,954,425	$1,868,550

(1)	Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At September 30, 2015 and December 31, 2014, the total participated portions of loans of this nature were $7.2 million and $8.1 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Non-accrual loans	$9,574	$5,199
Troubled debt restructuring	1,079	6,352
Loans past due 90 days or more and still accruing	544	329

Non-performing loans	11,197	11,880

Foreclosed real estate	4,607	5,977

Non-performing assets	$15,804	$17,857

Non-performing loans as a percentage of total loans	0.57%	0.64%
Non-performing assets as a percentage of total assets	0.60%	0.70%

The decrease in loans modified as troubled debt restructuring reflects the migration of one lending relationship to performing status.

The following table sets forth the major classifications of non-accrual loans:

(In thousands)
Non-accrual loans by type	September 30, 2015	December 31, 2014
Commercial and industrial	$5,769	$1,381
Construction and development, excluding undeveloped land	26	516
Undeveloped land	-	-
Real estate mortgage - commercial investment	285	235
Real estate mortgage - owner occupied commercial	3,035	2,081
Real estate mortgage - 1-4 family residential	316	950
Home equity and consumer loans	143	36

Total loans	$9,574	$5,199

The increase in non-accrual loans in the commercial and industrial classification primarily reflected the migration of two lending relationships to non-accrual status, on which Bancorp’s exposure to loss is now fully allocated within its allowance for loan losses.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. Federal funds sold totaled $17.9 million at September 30, 2015. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $504.4 million at September 30, 2015. The portfolio includes maturities of approximately $125.3 million over the next twelve months, including $100 million of short-term securities which matured in October 2015. Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2015, total investment securities pledged for these purposes comprised 55% of the available-for-sale investment portfolio, leaving $226.3 million of unpledged securities.

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2015, such deposits totaled $1.87 billion and represented 87% of Bancorp’s total deposits. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s overall deposit balances are historically high. When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position. As of September 30, 2015, Bancorp had only $498 thousand or 0.02% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sale of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At September 30, 2015, available credit from the FHLB totaled $408.1 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $24 million at September 30, 2015.

Bancorp’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At September 30, 2015, the Bank may pay up to $52.5 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At September 30, 2015, stockholders’ equity totaled $280.9 million, an increase of $21.1 million since December 31, 2014. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2014. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $3.1 million at September 30, 2015 compared to a $2.1 million at December 31, 2014. The $1.0 million increase is primarily a reflection of the positive effect of the changing interest rate environment during the first nine months of 2015 on the valuation of Bancorp’s portfolio of securities available-for-sale.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014

Total risk-based capital (1)
Consolidated	13.68%	13.86%
Bank	13.35	13.59

Common equity tier 1 risk-based capital (1) (2)
Consolidated	12.68	N/A
Bank	12.34	N/A

Tier 1 risk-based capital (1)
Consolidated	12.68	12.63
Bank	12.34	12.36

Leverage (3)
Consolidated	10.82	10.26
Bank	10.52	10.04

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

(2)

The rules described below established common equity tier 1 capital effective January 1, 2015. The ratio was not prescribed in prior years. For Bancorp, this is equal to tier 1 capital, and therefore, the ratio is equal to the tier 1 risk-based capital ratio.

(3)	Ratio is computed in relation to average assets

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

•	a new common equity Tier 1 capital ratio of 4.5%,
•	a Tier 1 risk-based capital ratio of 6% (increased from 4%),
•	a total risk-based capital ratio of 8% (unchanged from current rules), and
•	a Tier 1 leverage ratio of 4% for all institutions.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios, and will result in the following minimum ratios once the capital conservation buffer is fully phased in:

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

Management believes that as of September 30, 2015, Bancorp meets the requirements to be considered well-capitalized under the new rules.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table reconciles Bancorp’s calculation of measures to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2015	December 31, 2014

Total equity	$280,948	$259,895
Less core deposit intangible	(1,654)	(1,820)
Less goodwill	(682)	(682)
Tangible common equity	$278,612	$257,393

Total assets	$2,624,607	$2,563,868
Less core deposit intangible	(1,654)	(1,820)
Less goodwill	(682)	(682)
Total tangible assets	$2,622,271	$2,561,366

Total shareholders' equity to total assets	10.70%	10.14%
Tangible common equity ratio	10.62	10.05

Number of outstanding shares	14,869	14,745

Book value per share	$18.89	$17.63
Tangible common equity per share	18.74	17.46

f)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is still evaluating the potential impact of adoption of ASU 2014-09.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified in August 2015 when FASB issued ASU 2015-15. This guidance allows an entity to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The SEC guidance is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of ASU 2015-03 is not expected to have a significant impact on Bancorp’s operations or financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a significant impact on Bancorp’s operations or financial statements.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2015 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2015.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31	186	$38.30	—	—
August 1 - August 31	81	36.60	—	—
September 1 - September 30	—	—	—	—
Total	267	$37.78	—	—

(1)

Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights. This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

(2)	Since 2008, there has been no active share buyback plan.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Item 6.      Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Stock Yards Bancorp, Inc. September 30, 2015
Quarterly Report on Form 10-Q, filed on November 5, 2015, formatted in eXtensible
Business Reporting Language (XBRL):

(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: November 5, 2015	By: /s/ David P. Heintzman David P. Heintzman, Chairman and Chief Executive Officer

Date: November 5, 2015	By: /s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer