Form 10-K
period 2015-12-31
Stock Yards Bancorp, Inc.
filed 2016-03-04
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2015	1-13661

STOCK YARDS BANCORP, INC.

1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $502,112,000.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 24, 2016, was 14,921,250.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 28, 2016 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

STOCK YARDS BANCORP, INC.
Form 10-K
Index

 Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update

Bancorp	Stock Yards Bancorp, Inc.

Bank	Stock Yards Bank & Trust Company

BOLI	Bank Owned Life Insurance

BP	Basis Point = 1/100th of one percent

COSO	Committee of Sponsoring Organizations

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration

FHC	Financial Holding Company

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FNMA	Federal National Mortgage Association

GLB Act	Gramm-Leach-Bliley Act

GNMA	Government National Mortgage Association

IM&T	Investment Management and Trust

KSOP	Combined employee profit sharing and stock ownership plan

LIBOR	London Interbank Offered Rate

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Right

OAEM	Other Assets Especially Mentioned

Oldham	THE BANCORP, Inc.

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PSU	Performance Stock Unit

RSU	Restricted Stock Unit

SAR	Stock Appreciation Right

SEC	Securities and Exchange Commission

TDR	Troubled Debt Restructuring

US GAAP	United States Generally Accepted Accounting Principles

VA	U.S. Department of Veterans Affairs

Part I

Item 1.	Business

Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), headquartered in Louisville, Kentucky, is the holding company for Stock Yards Bank & Trust Company (“Bank”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. The Bank is wholly owned and is a state chartered bank. Because Bancorp has no significant operations of its own, its business and that of the Bank are essentially the same. The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank. At the 2014 annual meeting, shareholders approved a resolution to amend Bancorp’s restated articles of incorporation to change its name from S.Y. Bancorp, Inc. to Stock Yards Bancorp, Inc.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 37 full service banking offices.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has an investment management and trust department offering a wide range of investment management, trust, employee benefit plan and estate administration, and financial planning services.   The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services via its branch network through an arrangement with a third party broker-dealer.  See Note 25 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments and “Item 2. Properties” for information regarding owned and leased properties.

In April, 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK – Oldham County, Inc. As a result of the transaction, THE BANK – Oldham County merged into Stock Yards Bank & Trust Company. Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results. The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. See Note 3 to Bancorp’s consolidated financial statements for information relating to the acquisition.

At December 31, 2015, Stock Yards Bank & Trust Company had 555 full-time equivalent employees. Employees of Stock Yards Bank & Trust Company are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”). Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

Kentucky and federal banking statutes delineate permissible activities for Kentucky state-chartered banks. Kentucky’s statutes, however, contain a super parity provision for Kentucky chartered banks having one of the top two ratings in its most recent regulatory examination. This provision allows these state banks to engage in any banking activity in which a national bank in Kentucky, a state bank operating in any other state, or a federally chartered thrift could engage. The bank must first obtain a legal opinion specifying the statutory or regulatory provisions that permit the activity.

The Bank is subject to the supervision of the Kentucky Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation (“FDIC”) insures the deposits of the Bank to the current maximum of $250,000 per depositor.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. This new extensive and complex legislation contained many new provisions affecting the banking industry, including:

●	Creation of a new Bureau of Consumer Financial Protection overseeing banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks,
●	Determination of debit card interchange rates by the Federal Reserve Board,
●	New regulation over derivative instruments,
●	Phase outs of certain forms of trust preferred debt and hybrids previously included as bank capital, and
●

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (“Basel III”) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

●	a new common equity Tier 1 capital ratio of 4.5%,
●	a Tier 1 risk-based capital ratio of 6% (increased from 4%),
●	a total risk-based capital ratio of 8% (unchanged from previous rules), and
●	a Tier 1 leverage ratio of 4% for all institutions.

The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios, and will result in the following minimum ratios once the capital conservation buffer is fully phased in:

●	a common equity Tier 1 risk-based capital ratio of 7.0%,
●	a Tier 1 risk-based capital ratio of 8.5%, and
●	a total risk-based capital ratio of 10.5%.

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

Common equity Tier 1 capital will generally consist of common stock, additional paid-in capital and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp opted-out of this requirement.

As of December 31, 2015, Bancorp meets the requirements to be considered well-capitalized under the new rules, and is not subject to limitations due to the capital conservation buffer.

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

Our success depends on general economic conditions both locally and nationally. Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas. Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include tepid economic recovery, and government regulation. Poor economic conditions have an unfavorable impact on the demand of customers for loans and the ability of some borrowers to repay these loans. Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in our market area.

Bancorp offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Bancorp’s loans are secured by real estate (both residential and commercial) primarily in Bancorp’s market area. In instances where borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, Bancorp could experience higher loan losses which could have a material adverse effect on financial condition, results of operations, and ultimately capital.

If actual loan losses are greater than Bancorp’s assumption for loan losses, earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans. Accordingly, Bancorp may experience significant credit losses which could have a material adverse effect on operating results. Bancorp makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of collateral for repayment of many loans. In determining the adequacy of the allowance for loan losses, Bancorp considers, among other factors, an evaluation of economic conditions and Bancorp’s loan loss experience. If Bancorp’s assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on financial results.

In addition, federal and state regulators annually review Bancorp’s allowance for loan losses and may require an increase in the provision for loan losses or loan charge-offs. If the regulatory agencies require any increase in the provision for loan losses or loan charge-offs for which Bancorp had not allocated, it would have a negative effect on net income.

Fluctuations in interest rates could reduce profitability.

Our primary source of income is from the net interest spread, the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Bancorp expects to periodically experience gaps in the interest rate sensitivities of Bancorp’s assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to Bancorp’s position, this gap will work against Bancorp and earnings will be negatively affected.

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

●	inflation or deflation
●	recession
●	a rise in unemployment
●	tightening money supply
●	international disorder and instability in foreign financial markets
●	the Federal Reserve’s actions to control interest rates

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 4% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate. Since the prime rate is currently 3.50%, rates would have to increase more than 50 bp before the rates on such loans will rise. This effect negatively impacts the effect of rising rates. Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline. Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition. Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings indicates net interest income will decrease approximately 3.1% if interest rates immediately decrease 100 basis points for the next 12 months and decrease approximately 1.9% if rates increase 100 basis points.

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

Income from investment management and trust services constitutes approximately 45% of non-interest income. Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of investment management and trust fees are based on market values which generally fluctuate with the overall stock market.

Competition with other financial institutions could adversely affect profitability.

Bancorp operates in a highly competitive industry that could become even more so as a result of earnings pressure of contending banks, legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition in price and structure of financial products from banks and other financial institutions. Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, Bancorp must remain relevant as a place where consumers and businesses value personal service while our competition offers these services without human interaction. These sources of competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition.

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

Decreased residential mortgage origination, volume and pricing decisions of competitors could affect net income

Bancorp originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for Bancorp’s residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing Bancorp’s net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which Bancorp utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

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

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Bancorp utilizes multiple third-party vendors who have access to our assets via electronic media. Bancorp requires third parties to have similar or superior controls in place.

Bancorp’s accounting policies and methods are critical to how Bancorp reports its financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how Bancorp records and reports its financial condition and results of operations. Bancorp must exercise judgment in selecting and applying these accounting policies and methods so they comply with United States generally accepted accounting principles (“US GAAP”).

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

A credit impairment standard based on the current expected credit loss (CECL) model is expected to be issued in a future period and could significantly change the way Bancorp recognizes credit impairment on financial assets. The initial recognition of CECL differs from current US GAAP because recognition of credit losses will not be based on any triggering event. This should generally result in credit impairment being recognized earlier and immediately after the financial asset is originated or purchased. Under current US GAAP, credit impairment losses are determined using an incurred-loss model, which recognizes credit losses only when it is probable that all contractual cash flows will not be collected. Bancorp may need to develop or revise accounting processes and internal controls. These processes and controls will require significant judgment, collection of additional data, and use of estimates. Technology also may need to be upgraded or modified to capture additional data to support the accounting and disclosure requirements.

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

Bancorp’s ability to stay current on technological changes in order to compete and meet customer demands is constantly being challenged.

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

Bancorp may not be able to attract and retain skilled people.

Bancorp’s success depends, in large part, on our ability to attract and retain key people. Competition for the best people in the industry and the markets in which we engage can be intense, and we may not be able to retain or hire the people we want or need. In order to attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, adversely affect our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.	Properties

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location. In addition to the main office complex and the operations center, Bancorp owned 19 branch properties at December 31, 2015, two of which are located on leased land.  At that date, Bancorp also leased 17 branch facilities. Of the 37 banking locations, 28 are located in the Louisville Metropolitan Statistical Area (“MSA”), four are located in the Indianapolis MSA and five are located in the Cincinnati MSA. See Notes 6 and 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2015, for additional information relating to amounts invested in premises and equipment and lease commitments.

Item 3.	Legal Proceedings

See Note 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2015, for information relating to legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2015 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board. There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 56	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank
James A. Hillebrand Age 47	President and Director of Bancorp and the Bank
Kathy C. Thompson Age 54	Senior Executive Vice President and Director of Bancorp and the Bank
Nancy B. Davis Age 60	Executive Vice President, Treasurer and Chief Financial Officer of Bancorp and the Bank
William M. Dishman III Age 52	Executive Vice President and Chief Risk Officer of the Bank
Philip S. Poindexter Age 49	Executive Vice President and Chief Lending Officer of the Bank
T. Clay Stinnett Age 42	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank
Michael J. Croce Age 46	Executive Vice President and Director of Retail Banking of the Bank

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

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT. The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 18 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2015, Bancorp had approximately 1,500 shareholders of record, and approximately 4,800 non-objecting beneficial owners holding shares in nominee or “street” name.

	2015			2014
Quarter	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First	$34.81	$30.87	$0.23	$32.14	$27.92	$0.21
Second	38.10	33.75	0.24	32.04	27.44	0.22
Third	38.43	33.95	0.24	30.75	28.62	0.22
Fourth	40.65	35.75	0.25	34.16	30.07	0.23

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2015.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 1-October 31	101	$39.93	-	-
November 1-November 30	70	40.50	-	-
December 1-December 31	-	-	-	-

Total	171	$40.16	-	-

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

The first graph below compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2010 and that all dividends were reinvested.

The ten-year period is presented in addition to the five-year period required by the SEC because it provides additional perspective, and Bancorp management believes that longer-term performance is of greater interest to Bancorp shareholders. In 2008 and 2009, Bancorp’s stock did not experience a decline in value as precipitous as illustrated by the referenced bank indices, nor did it decrease or suspend cash dividends. Accordingly, Bancorp’s stock price increases since 2008 have not been as steep as the referenced bank indices. The ten-year graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2005 and that all dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Stock Yards Bancorp, Inc.	100.00	86.43	97.66	143.43	154.19	179.46
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Midwest Bank	100.00	94.46	113.69	155.65	169.21	171.78
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Stock Yards Bancorp, Inc.	100.00	120.06	105.31	124.32	99.47	117.73	101.75	114.97	168.83	181.52	211.27
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46	119.26	138.76	192.63	202.06	193.14
SNL Midwest Bank	100.00	115.59	90.09	59.27	50.23	62.37	58.91	70.91	97.08	105.54	107.14
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.26	54.36	64.79	93.12	96.44	104.11

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Amounts in thousands except per share data and ratios)	2015	2014	2013	2012	2011

Income statement data
Interest income	$93,170	$89,087	$86,464	$86,901	$86,039
Interest expense	4,852	5,330	9,166	12,951	15,307
Net interest income	88,318	83,757	77,298	73,950	70,732
Provision (credit) for loan losses	750	(400)	6,550	11,500	12,600
Non-interest income	39,950	39,155	39,002	38,457	33,244
Non-interest expenses	73,398	73,209	71,352	65,472	59,581
Income before income taxes	54,120	50,103	38,398	35,435	31,795
Income tax expense	16,933	15,281	11,228	9,634	8,191
Net income	$37,187	$34,822	$27,170	$25,801	$23,604

Per share data
Net income, basic	$2.53	$2.39	$1.91	$1.86	$1.71
Net income, diluted	2.48	2.36	1.89	1.85	1.71
Cash dividends declared	0.96	0.88	0.81	0.77	0.72
Book value	19.20	17.63	15.71	14.74	13.58
Market value	37.79	33.34	31.92	22.42	20.53
Weighted average common and common equivalent shares - diluted	14,973	14,762	14,353	13,932	13,834

Balance sheet data
Total assets	$2,816,801	$2,563,868	$2,389,262	$2,148,262	$2,053,097
Loans	2,033,007	1,868,550	1,721,350	1,584,594	1,544,845
Allowance for loan losses	22,441	24,920	28,522	31,881	29,745
Available for sale securities	565,876	513,056	490,031	386,440	352,185
Deposits	2,371,702	2,123,627	1,980,937	1,781,693	1,617,739
Federal Home Loan Bank advances	43,468	36,832	34,329	31,882	60,431
Subordinated debentures	-	-	-	30,900	40,900
Stockholders' equity	286,519	259,895	229,444	205,075	187,686

Average balances
Stockholders’ equity	$274,451	$245,425	$220,107	$197,551	$179,638
Assets	2,573,901	2,398,430	2,232,868	2,070,967	1,959,609
Federal Home Loan Bank advances	41,041	35,709	32,518	60,113	60,436
Long-term debt	-	-	30,477	31,474	40,900

Selected ratios
Return on average assets	1.44%	1.45%	1.22%	1.25%	1.20%
Return on average stockholders’ equity	13.55	14.19	12.34	13.06	13.14
Average stockholders’ equity to average assets	10.66	10.23	9.86	9.54	9.17
Net interest rate spread	3.59	3.67	3.59	3.74	3.79
Net interest rate margin, fully tax-equivalent	3.67	3.75	3.74	3.94	3.99
Efficiency ratio	56.81	59.09	60.82	57.38	56.47
Non-performing loans to total loans	0.44	0.64	1.33	1.90	1.51
Non-performing assets to total assets	0.48	0.70	1.19	1.74	1.51
Net charge offs to average loans	0.17	0.18	0.60	0.60	0.55
Allowance for loan losses to total loans	1.10	1.33	1.66	2.01	1.93

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Summary

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary to assist in your review of the financial section. It is designed to give you an overview of Stock Yards Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2015.

The financial section includes the following:

Management’s discussion and analysis, or MD&A provides information as to the analysis of the consolidated financial condition and results of operations of Bancorp. It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows, for each of the last three years. Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements provide insight into, and are an integral part of, the financial statements. The notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal control over financial reporting include the following:

●

A report from KPMG LLP, an independent registered public accounting firm, which includes their opinion on the presentation of Bancorp’s consolidated financial statements in conformity with US GAAP based on their audits;

●	A report from management indicating Bancorp’s responsibility for financial reporting and the financial statements;
●	A report from management indicating Bancorp’s responsibility for the system of internal control over financial reporting, including an assessment of the effectiveness of those controls; and
●	A report from KPMG LLP, which includes their opinion on the effectiveness of Bancorp’s internal control over financial reporting.

Our Business

Stock Yards Bancorp, Inc., incorporated in 1988, and its business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2015, the Bank had 28 full service banking locations in the Louisville MSA, four full service banking locations in the Indianapolis MSA, and five full service banking locations in the Cincinnati MSA. In 2015, Bancorp opened two full-service branches in the Cincinnati MSA and one full-service branch in the Indianapolis MSA. Bancorp’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services provided by investment management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

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

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2015 for qualitative factors including, among other factors, local economic and business conditions, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Overview of 2015

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2015, Bancorp completed a year of earnings, asset and deposit growth with net income totaling $37.2 million, an increase of 7% over 2014. Diluted earnings per share for 2015 increased 5% over 2014 to $2.48, marking the fifth consecutive year of record earnings per diluted share. Increased profitability was primarily due to an increase in net interest income and non-interest income. These increases were partially offset by a return to a provision for loan loss in 2015, and higher non-interest expenses and income tax expense.

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

Bancorp’s loan portfolio increased $164 million, or 9%, during 2015 to $2.0 billion as a result of record loan production. Increased volume of loans and investments contributed to higher interest income in 2015; this was partially offset by declining interest rates on loans. As a result, interest income for 2015 increased $4.1 million over 2014. Even with significant deposit growth, interest expense declined due to lower funding costs on deposits and borrowings. Rates on assets decreased more than the rates on liabilities, resulting in a decreased net interest spread and net interest margin compared to 2014. Net interest margin in 2015 decreased to 3.67% compared to 3.75% in 2014.

Total non-interest income in 2015 increased $795 thousand compared to 2014, and remained consistent at 31% of total revenues, reflecting increases in mortgage banking and bankcard transaction revenue which was largely offset by decreases in most other areas of non-interest income.

Higher non-interest expenses for 2015 resulted from increases in losses on other real estate owned and other non-interest expenses including a provision for losses on unfunded credit commitments. This was partially offset by decreases in amortization expense on investments in tax credit partnerships and mortgage servicing rights. Net losses on sales of other real estate owned totaled $147 thousand compared to net gains of $271 thousand for 2014. Bancorp's efficiency ratio for 2015 of 56.8% decreased from 59.1% in 2014.

In 2015, Bancorp recorded a $750 thousand provision for loan losses, compared to a release of $400 thousand in 2014.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. Bancorp's allowance for loan losses was 1.10% of total loans at December 31, 2015, compared with 1.33% of total loans at December 31, 2014.

Bancorp’s effective tax rate increased to 31.3% in 2015 from 30.5% in 2014. The increase in income tax expense from 2014 to 2015 is the result of higher earnings and lower nontaxable income from the increase in cash value of life insurance and municipal securities.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. It is calculated by subtracting the value of intangible assets and any preferred equity from the book value of Bancorp’s stockholders’ equity. The ratio of tangible common equity to total tangible assets was 10.10% as of December 31, 2015, compared to 10.05% at December 31, 2014. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Challenges for 2016 will include maintaining a stable net interest margin, achieving continued loan growth, managing credit quality and increasing regulatory requirements.

●

Bancorp expects net interest margin to decline somewhat in 2016. Loan prepayments are expected to diminish below 2015 levels while competitive pressure on rates for new loans will likely result in a pressure on the net interest margin for 2016. Increased deposit rate competition could negatively impact this expectation, as could a decrease in longer term interest rates.

●

The Federal Reserve Board increased its key short term rate in December 2015 for the first time since 2008. Indications are that the Federal Reserve may increase short term rates during 2016 if market conditions warrant. Approximately 20% of Bancorp’s loans are indexed to the prime interest rate and reprice immediately with Federal Reserve rate changes. However, approximately 15% of total loans have reached their contractual floor of 4% or higher, meaning they will not reprice until the prime rate increases 50 bp from today’s levels. Deposit rates generally do not reprice as quickly as loans.

●

Bancorp’s goals for 2016 include net loan growth at a pace comparable to that experienced in 2015. This will be impacted by competition, prevailing economic conditions, line of credit utilization and the impact of prepayments in the loan portfolio. Bancorp believes there is continued opportunity for loan growth, and Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s success.

●

Bancorp expects growth of our investment management and trust services revenue in 2016. However, the overall market is a significant driver of investment and trust revenue, which could decline if the broader market continues to experience a decline.

●	Bancorp expects a modest decrease in non-interest income for 2016 from gains on sales of mortgage loans held for sale; expected refinance activity tends to slow as rates rise.
●

Bancorp expects year-over-year increases in non-interest expense including personnel, data processing and occupancy expenses to support overall growth of the company. Bancorp also anticipates higher amortization of investments in partnerships which generate historic and new markets federal income tax credits.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $37.2 million or $2.48 per share on a diluted basis for 2015 compared to $34.8 million or $2.36 per share for 2014 and $27.2 million or $1.89 per share for 2013.

Net income for 2015 was positively impacted by:

●	a $4.6 million or 5% increase in net interest income, and
●	a $795 thousand or 2% increase in non-interest income.

Net income for 2015 was negatively impacted by:

●	a $189 thousand or 0.3% increase in non-interest expenses,
●	a $750 thousand provision for loan losses in 2015, compared to a release of $400 thousand in 2014, and
●	a $1.7 million or 11% increase in income tax expense.

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

Comparative information regarding net interest income follows:

(Dollars in thousands)	2015	2014	2013	2015/2014 Change		2014/2013 Change

Net interest income, tax-equivalent basis	$89,246	$84,730	$78,306	5.3%		8.2%
Net interest spread	3.59%	3.67%	3.59%	(8	)bp	8	bp
Net interest margin	3.67%	3.75%	3.74%	(8	)bp	1	bp
Average earning assets	$2,430,400	$2,259,843	$2,096,088	7.5%		7.8%
Five year Treasury bond rate at year end	1.76%	1.65%	1.75%	11	bp	(10	)bp
Average five year Treasury bond rate	1.53%	1.63%	1.17%	(10	)bp	46	bp
Prime rate at year end	3.50%	3.25%	3.25%	25	bp	0	bp
Average prime rate	3.26%	3.25%	3.25%	1	bp	0	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin and net interest spread exclude the sold portion of certain participation loans from calculations. Such loans remain on Bancorp's balance sheet as required by US GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans. These participation loans sold are excluded in the calculation of margins, because Bancorp believes it provides a more accurate determination of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which Bancorp operated.  Approximately $701 million, or 35%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes. However, approximately $296 million of variable rate loans, have reached their contractual floor of 4% or higher. As noted above, interest rates must rise above the level of the floors before these loans will begin to reprice. Approximately $138 million of variable rate loans have contractual floors below 4%. The remaining $267 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers. Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $147 million or 8.4% in 2015. However, competition and the sustained low interest rate environment drove average loan yields lower by 17 basis points. Increased interest income from higher volumes was partially offset by these lower rates. Bancorp grew average interest bearing deposits $46 million or 2.9%. Average interest costs on interest bearing deposits decreased 5 basis points, reflecting the sustained low interest rate environment and a more favorable mix of deposits. Average Federal Home Loan Bank (“FHLB”) advances increased by $5.3 million or 14.9%, with average rates decreasing by 6 basis points.

Time deposit maturities of approximately $187 million, or 70% of total time deposits, in 2016 are not likely to spark improvement in interest expense as prevailing market rates are similar to existing rates on those deposits. Overall, management expects the net interest margin to remain under pressure in 2016. Excess liquidity resulting from seasonal short-term deposits, while profitable, will likely contribute to a decreased net interest margin for 2016. The margin could be affected negatively if competition causes increases in deposit rates or a greater than expected decline in loan pricing in Bancorp’s markets.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is critical to Bancorp. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual expected results.

The December 31, 2015 simulation analysis, which shows very little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative effect on net interest income.  These estimates are summarized below. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits

Net interest income % change

Increase 200 bp	(2.38)
Increase 100 bp	(1.85)
Decrease 100 bp	(3.11)
Decrease 200 bp	N/A

Management expects that net interest margin will remain under pressure through 2016, and any near-term increases in prevailing interest rates will not immediately benefit Bancorp. Approximately 65% of its loan portfolio has fixed rates and 15% of its loan portfolio is priced at variable rates with floors of 4% or higher. Since the prime rate is currently 3.50%, a rise in rates would have a short-term negative impact on net interest income since rates would have to increase more than 50 bps before the rates on such loans will rise to compensate for higher interest costs. This effect is captured in the simulation analysis above. The extent of margin compression also will be affected by the need to respond to competitive pressures on funding sources.

Undesignated derivative instruments described in Note 22 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 22 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2015 and 2014 was impacted by volume increases and the lower average interest rate environment. The tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2015/2014			2014/2013
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$3,444	$(3,099)	$6,543	$1,136	$(4,335)	$5,471
Federal funds sold	(29)	2	(31)	(3)	20	(23)
Mortgage loans held for sale	75	19	56	(45)	27	(72)
Securities
Taxable	555	(113)	668	1,466	316	1,150
Tax-exempt	(7)	(33)	26	34	(59)	93

Total interest income	4,038	(3,224)	7,262	2,588	(4,031)	6,619

Interest expense
Deposits
Interest bearing demand deposits	97	24	73	108	21	87
Savings deposits	3	(1)	4	1	(4)	5
Money market deposits	15	(10)	25	62	(35)	97
Time deposits	(697)	(375)	(322)	(861)	(565)	(296)
Securities sold under agreements to repurchase	9	1	8	(6)	(8)	2
Federal funds purchased and other short-term borrowings	(4)	1	(5)	(3)	(1)	(2)
Federal Home Loan Bank advances	99	(24)	123	(47)	(129)	82
Long-term debt	-	-	-	(3,090)	-	(3,090)

Total interest expense	(478)	(384)	(94)	(3,836)	(721)	(3,115)

Net interest income	$4,516	$(2,840)	$7,356	$6,424	$(3,310)	$9,734

Bancorp’s tax equivalent net interest income increased $4.5 million for the year ended December 31, 2015 compared to the same period of 2014, while 2014 increased $6.4 million compared to 2013. Net interest income for 2015 compared to 2014 was positively impacted by an increase in loan volume, securities volume, a decrease in deposit rates, a more favorable mix of deposits, and a decrease in rates of FHLB advances. Net interest income was negatively impacted by a decline in the average rate earned on assets and higher volume of FHLB advances. Volume increases of loans and securities boosted net interest income by $7.3 million, while declining rates on liabilities contributed $0.4 million to the increase of net interest income. Partially offsetting the increases, declining rates on assets negatively impacted net interest income by $3.2 million. FHLB advance interest increased $99 thousand attributable to higher volume, net of the effect of lower rates.

For the year 2014 compared to 2013, net interest income was positively impacted by an increase in loan volume, securities volume and rates, a decrease in deposit rates, a more favorable mix of deposits, and decreases in the rates of FHLB advances, and the redemption of long-term debt. Net interest income was negatively impacted by a decline in the average rate earned on loans and higher volume of FHLB advances. Volume increases of loans and securities increased net interest income by $6.6 million, while redemption of long-term debt contributed $3.0 million to net interest income for 2014. Higher rates on securities resulted in $0.26 million while declining rates on deposits, particularly time deposits, contributed $0.6 million to the increase of net interest income. Partially offsetting the increases, declining rates on loans negatively impacted net interest income by $4.3 million. FHLB advance interest decreased $47 thousand attributable to lower rates, net of the effect of higher volume.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality and underlying collateral of the loan portfolio, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios are summarized below:

(Dollars in thousands)	2015	2014	2013

Provision (credit) for loan losses	$750	$(400)	$6,550
Allowance to loans at year end	1.10%	1.33%	1.66%
Allowance to average loans for year	1.17	1.41	1.72

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects the results of an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Levels of non-performing loans have trended downward in 2015 and many key indicators of loan quality continue to show improvement. Over the past year, non-performing loans have declined 25%, while non-performing assets have also declined 25%. More information on this process can be found in the “Allowance for loan losses” section.

Non-performing loans decreased to $8.9 million at December 31, 2015 from $11.9 million at year-end 2014, primarily due to a decrease in loans classified as troubled debt restructurings (“TDR”), partially offset by an increase in non-accrual loans. TDRs, which are currently accruing interest, decreased from $6.4 million at December 31, 2014 to $1.1 million at December 31, 2015, reflecting the migration of one lending relationship to performing status. The ratio of non-performing loans to total loans was 0.44% at December 31, 2015, down from 0.64% at December 31, 2014. Net charge-offs totaled 0.17% of average loans for 2015 compared to 0.18% for 2014. See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2015 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of components of non-interest income for 2015, 2014 and 2013. Below the table is a discussion of significant changes and trends.

				2015/2014		2014/2013
(Dollars in thousands)	2015	2014	2013	Change	%	Change	%

Investment management and trust services	$18,026	$18,212	$16,287	$(186)	(1.0)%	$1,925	11.8%
Service charges on deposit accounts	8,906	8,883	8,986	23	0.3	(103)	(1.1)
Bankcard transaction revenue	4,876	4,673	4,378	203	4.3	295	6.7
Mortgage banking revenue	3,488	2,653	3,978	835	31.5	(1,325)	(33.3)
Loss on sales of securities available-for-sale	-	(9)	(5)	9	(100.0)	(4)	80.0
Brokerage commissions and fees	1,994	2,060	2,159	(66)	(3.2)	(99)	(4.6)
Bank owned life insurance income	889	927	1,031	(38)	(4.1)	(104)	(10.1)
Gain on acquisition	-	-	449	-	-	(449)	100.00
Other	1,771	1,756	1,739	15	0.9	17	1.0

	$39,950	$39,155	$39,002	$795	2.0%	$153	0.4%

The largest component of non-interest income is investment management and trust (“IM&T”) revenue. The magnitude of IM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.24 billion at December 31, 2015, compared to $2.27 billion at December 31, 2014 and $2.23 billion at December 31, 2013. Assets under management are stated at market value and the 2015 decline arose from a departure of some accounts near the end of 2014. IM&T services revenue, which constitutes an average of 44% of non-interest income, decreased $186 thousand, or 1.0%, for 2015 compared to 2014. Recurring fees, which generally comprise over 95% of the IM&T revenue, increased $231 thousand, or 1%, in 2015, compared to 2014. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the IM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. Total non-recurring fees decreased $417 thousand for 2015, compared to 2014. For 2015, 2014 and 2013 executor fees totaled approximately $390 thousand, $739 thousand and $437 thousand, respectively. Management believes the IM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the IM&T department will deliver stronger growth in 2016, but notes that increased market volatility could affect near-term results.

Service charges on deposit accounts were virtually flat for 2015 compared to 2014. Service charge income is driven by transaction volume, which can fluctuate throughout the year. A significant component of service charges is related to fees earned on checking account overdrafts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions.

Bankcard transaction revenue increased $203 thousand, or 4.3%, for 2015 compared to 2014, and primarily represents income the Bank derives from customers’ use of debit cards. The increase in 2015 reflects an increase in the volume of transactions, partially offset by a decrease in interchange rates received. Interchange income is based on rates set by service providers in a competitive market. Volume, which is dependent on consumer behavior, is expected to continue to increase slowly. However, management expects interchange rates to continue to decrease, resulting in income from this source remaining consistent with levels experienced in 2015.

Mortgage banking revenue includes primarily gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue increased $835 thousand, or 31.5%, in 2015 compared to 2014. Market rates for mortgage loans decreased during 2015, resulting in increased refinance activity compared to the same period in 2014. This was coupled with an increase in home purchase activity in 2015, an indicator of improving consumer confidence.

In 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of agency and mortgage-backed securities with small remaining balances. In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand. These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities. In 2013, Bancorp sold obligations of state and political subdivisions with total fair market value of $696 thousand, generating a loss of $5 thousand. All sales were made in the ordinary course of portfolio management.

Brokerage commissions and fees decreased $66 thousand, or 3.2%, in 2015 compared to 2014, corresponding to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s IM&T department.

Income related to bank-owned life insurance (“BOLI”) declined to $889 thousand in 2015 compared to $927 million for 2014, reflecting a lower interest crediting rate in 2015 due to the prevailing low interest rate environment.  BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Gain on acquisition totaled $449 thousand in 2013. The Oldham transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. See Note 3 to Bancorp’s consolidated financial statements for information relating to the acquisition. The fair value adjustments resulted in net assets acquired in excess of the consideration paid. Accordingly, a non-taxable gain was recognized in 2013. No such transactions occurred in 2015 or 2014.

Other non-interest income increased $15 thousand, or 0.9%, during 2015 compared to 2014 due to a variety of factors, none of which were individually significant.

The following table provides a comparison of components of non-interest expenses for 2015, 2014 and 2013. Below the table is a discussion of significant changes and trends.

				2015/2014		2014/2013
(Dollars in thousands)	2015	2014	2013	Change	%	Change	%

Salaries and employee benefits	$44,709	$44,687	$41,145	$22	0.0%	$3,542	8.6%
Net occupancy expense	5,912	5,963	5,615	(51)	(0.9)	348	6.2
Data processing expense	6,348	6,393	6,319	(45)	(0.7)	74	1.2
Furniture and equipment expense	1,074	1,016	1,126	58	5.7	(110)	(9.8)
FDIC insurance	1,258	1,314	1,431	(56)	(4.3)	(117)	(8.2)
Loss (gain) on other real estate owned	147	(271)	652	418	(154.2)	(923)	(141.6)
Acquisition costs	-	-	1,548	-	-	(1,548)	100.0
Amortization of investment in tax credit partnerships	634	1,095	-	(461)	(42.1)	1,095	100.0
Other	13,316	13,012	13,516	304	2.3	(504)	(3.7)

	$73,398	$73,209	$71,352	$189	0.3%	$1,857	2.6%

Salaries and benefits, the largest component of non-interest expenses were virtually flat for 2015 compared to 2014, largely due to the effect of increased staffing levels and normal increases in salaries being offset by lower cash incentive expense. Staff additions included senior staff with higher per capita salaries in IM&T and lending functions as well as personnel to support overall growth. Executive incentive payments are primarily tied to earnings per share (“EPS”) growth. EPS growth was 5% when comparing 2015 to 2014. EPS growth was 25% when comparing 2014 to 2013. This decline resulted in lower cash incentive expense for 2015. At December 31, 2015, Bancorp had 555 full-time equivalent employees compared to 524 at the same date in 2014 and 519 for 2013.

Net occupancy expense decreased $51 thousand or 0.9% from 2014 to 2015. While Bancorp added three branches in 2015, the higher associated rent, depreciation and utilities expenses were more than offset by the effect of a branch lease termination expense in 2014. At December 31, 2015 Bancorp had 37 banking center locations including the main office.

Data processing expense decreased $45 thousand or 0.7% from 2014 to 2015, largely due to decreases in expenses for bank card processing/reissuance. Debit card fraud decreased from 2014 to 2015, resulting in lower card reissuance expense in 2015. This category includes ongoing computer software amortization and maintenance related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $58 thousand or 5.7% in 2015, as compared to 2014, due to a variety of factors, none of which is individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $56 thousand, or 4.3% for the year ended December 31, 2015, as compared to the same period in 2014. The assessment is calculated by the FDIC, and the decline in expense is due primarily to a reduction in the assessment rate driven by improved credit metrics.

In connection with the Oldham acquisition in 2013, Bancorp incurred $1.5 million in expenses related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of systems conversions and/or integration of operations. No such transactions occurred in 2015 or 2014. A summary of acquisition costs included in the consolidated statement of income for 2013 follows:

(in thousands)	Amount

Data conversion expenses	$906
Consulting	262
Salaries and employee benefits	103
Legal	96
All other	181
Total acquisition costs	$1,548

Amortization of investments in tax credit partnerships decreased $461 thousand or 42.1% for the year ended December 31, 2015 compared to the same period of 2014. This expense reflects amortization of investments in partnerships which generate historic and new markets federal income tax credits and can vary widely depending upon the timing of investments and related amortization. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $304 thousand, or 2.3% for the year ended December 31, 2015 compared to the same period of 2014. The increase was largely due to a $432 thousand provision to establish a reserve for estimated losses on unfunded credit commitments and a $103 thousand impairment charge for other-than-temporary impairment (“OTTI”) on an available-for-sale equity security. These increases were partially offset by a $319 thousand decrease in mortgage servicing rights amortization, a $113 thousand decrease in core deposit intangible amortization and a variety of other factors, none of which were individually significant. This category also includes legal and professional fees, donations, state bank taxes, marketing, OREO maintenance, printing, and mail and telecommunications expenses.

Bancorp's efficiency ratio for 2015 of 56.8% decreased from 59.1% in 2014. Excluding the amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 56.3% and 58.2% for 2015 and 2014, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2015	2014	2013

Income tax expense	$16,933	$15,281	$11,228
Effective tax rate	31.3%	30.5%	29.2%

The increase in the effective tax rate from 2014 to 2015 arose from lower nontaxable income from the increase in cash value of life insurance and municipal securities. The reclassification of tax credit investment amortization expense explained below reduced 2014 income tax expense by $788 thousand. Similarly, the increase in the effective tax rate from 2013 to 2014 is primarily due to lower nontaxable income from the increase in cash value of life insurance and municipal securities. For more information regarding income taxes and the effective tax rate see Note 8 to Bancorp’s consolidated financial statements.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits. As a result of updated accounting guidance, beginning with periods after 2013, the tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using a proportional amortization method which amortizes the investment in proportion to the tax credits and other tax benefits received. Prior to 2014, the tax benefits and related investment amortization expenses for low-income housing credits were recognized in income tax expense using an effective yield method over the life of the investment. In 2014, the amortization method for investments in new markets and historic tax credit partnerships was changed from the effective yield method to the cost method which matches the amortization period with the time frame over which the credits are realized. At the same time, the amortization for investments in new market and historic tax credit partnerships was reclassified from income tax expense to other non-interest expense resulting in a decrease in the effective tax rate. For each of Bancorp’s investments in tax credit partnerships, when taken as a whole, the tax benefit compared to the amortization results in a positive effect on net income.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2015/2014		2014/2013
(Dollars in thousands)	2015	2014	2013	Change	%	Change	%

Average earning assets	$2,430,400	$2,259,843	$2,096,088	$170,557	7.5%	$163,755	7.8%
Average interest bearing liabilities	1,715,584	1,664,406	1,582,591	51,178	3.1	81,815	5.2
Average total assets	2,573,901	2,398,430	2,232,868	175,471	7.3	165,562	7.4
Total year end assets	2,816,801	2,563,868	2,389,262	252,933	9.9	174,606	7.3

Bancorp has experienced growth in earning assets over the last several years primarily in the area of loans.  From 2014 to 2015, average loans increased 8.4%, or $147.5 million, compared to 7.1% or $117.3 million from 2013 to 2014. Record loan production during 2015 and 2014 was offset as expected by loan payoffs, including the effects of amortization and scheduled maturities. Utilization rates on lines of credit were 48%, 52% and 54% as of December 31 2015, 2014 and 2013, respectively. Average securities available-for-sale increased $31.8 million, or 8.1% from 2014 to 2015, compared to $55.8 million, or 16.6% from 2013 to 2014 as Bancorp deployed funds from deposit growth into longer-term earning assets.

The increase in average interest bearing liabilities from 2014 to 2015 occurred primarily in money market and demand deposits as clients have excess cash and few short-term investment alternatives in the current rate environment. Average total interest bearing deposit accounts increased 2.9% and non-interest bearing deposit accounts increased 20.8% in 2015. Time deposits decreased 13.9% or $46.0 million in 2015, as Bancorp intentionally did not renew higher cost deposits. Customers have migrated from time deposits to demand deposits as low rates did not compensate them for giving up liquidity. Bancorp continued to utilize fixed rate advances from the FHLB during 2015 as these compared favorably to similar term time deposits.  Bancorp had an average of $41.0 million in outstanding FHLB advances in 2015 compared to $35.7 million and $32.5 million in 2014 and 2013, respectively.  At December 31, 2015 and 2014, federal funds purchased from correspondent banks totaled $22.5 million and $47.4 million, respectively.

At December 31, 2015, Bancorp had seasonal deposits with excess balances of approximately $100 million. These funds are invested in federal funds sold or other short-term investments, as the deposits are expected to return to normal levels during the first two quarters of 2016. While profitable, the excess federal funds sold is expected to have a negative effect on net interest margin for the first six months of 2016.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2015			Year 2014			Year 2013
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets
Federal funds sold	$82,405	$263	0.32%	$91,970	$292	0.32%	$99,381	$295	0.30%
Mortgage loans held for sale	5,345	249	4.66	4,120	174	4.22	5,885	219	3.72
Securities
Taxable	365,188	7,867	2.15	334,293	7,308	2.19	281,734	5,836	2.07
Tax-exempt	59,535	1,670	2.81	58,605	1,677	2.86	55,385	1,643	2.97
FHLB stock and other securities	6,347	253	3.99	6,755	257	3.80	6,916	263	3.80
Loans, net of unearned income	1,911,580	83,796	4.38	1,764,100	80,352	4.55	1,646,787	79,216	4.81

Total earning assets	2,430,400	94,098	3.87%	2,259,843	90,060	3.99%	2,096,088	87,472	4.17%

Less allowance for loan losses	23,827			28,954			32,282
	2,406,573			2,230,889			2,063,806

Non-earning assets
Cash and due from banks	38,952			37,504			33,888
Premises and equipment	39,957			39,223			38,691
Accrued interest receivable and other assets	88,419			90,814			96,483

Total assets	$2,573,901			$2,398,430			$2,232,868

	Year 2015			Year 2014			Year 2013
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$545,158	$593	0.11%	$477,434	$496	0.10%	$392,939	$388	0.10%
Savings deposits	119,821	43	0.04	108,386	40	0.04	96,515	39	0.04
Money market deposits	645,215	1,305	0.20	632,810	1,290	0.20	585,512	1,228	0.21
Time deposits	284,062	1,798	0.63	330,108	2,495	0.76	364,347	3,356	0.92
Securities sold under agreements to repurchase	65,140	149	0.23	61,748	140	0.23	60,737	146	0.24
Federal funds purchased and other short-term borrowings	15,147	25	0.17	18,211	29	0.16	19,546	32	0.16
FHLB advances	41,041	939	2.29	35,709	840	2.35	32,518	887	2.73
Long-term debt	-	-	-	-	-	-	30,477	3,090	10.14

Total interest bearing liabilities	1,715,584	4,852	0.28%	1,664,406	5,330	0.32%	1,582,591	9,166	0.58

Non-interest bearing liabilities
Non-interest bearing demand deposits	558,185			462,085			404,113
Accrued interest payable and other liabilities	25,681			26,514			26,057

Total liabilities	2,299,450			2,153,005			2,012,761

Stockholders’ equity	274,451			245,425			220,107

Total liabilities and stockholders’ equity	$2,573,901			$2,398,430			$2,232,868

Net interest income		$89,246			$84,730			$78,306

Net interest spread			3.59%			3.67%			3.59%

Net interest margin			3.67%			3.75%			3.74%

Notes:

●	Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.
●	The approximate tax-equivalent adjustments to interest income were $928,000, $973,000 and $1,008,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans totaled $7,621,000, $8,910,000 and $9,990,000 for the years ended December 31, 2015, 2014 and 2013.

●

Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%. Loan fees, net of deferred costs, included in interest income amounted to $825,000, $790,000 and $1,390,000 in 2015, 2014 and 2013, respectively.

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

The carrying value of securities available-for-sale is summarized as follows:

	December 31
(In thousands)	2015	2014

U.S. Treasury and other U.S. government obligations	$80,000	$70,000
Government sponsored enterprise obligations	251,893	204,986
Mortgage-backed securities – government agencies	169,628	174,270
Obligations of states and political subdivisions	63,702	62,834
Corporate equity securities	653	966
	$565,876	$513,056

Corporate equity securities consist of common stock in a publicly-traded small business investment company.

There were no securities held-to-maturity as of December 31, 2015, 2014 or 2013.

The maturity distribution and weighted average interest rates of debt securities available-for-sale at December 31, 2015 are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury and other U.S. government obligations	$80,000	0.08%	$-	-	$-	-	$-	-
Government sponsored enterprise obligations	35,339	0.74	97,564	1.24%	10,771	2.01%	108,219	2.65%
Mortgage-backed securities – government agencies	-	-	5,617	2.03	13,743	1.90	150,268	2.31
Obligations of states and political subdivisions	6,538	1.78	45,312	1.90	11,433	2.37	419	1.95
	$121,877	0.36%	$148,493	1.47%	$35,947	2.08%	$258,906	2.45%

U.S. Treasury securities consisted of short-term treasury bills, which matured in January 2016. Similarly, $20 million of the government sponsored enterprise obligations consisted of short-term discount notes, which matured in January 2016. All were purchased in late December 2015 as a tax strategy. Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of December 31 for each of the last five years follows:

(In thousands)	2015	2014	2013	2012	2011

Commercial and industrial	$644,398	$571,754	$510,739	$426,930	$393,729
Construction and development, excluding undeveloped land	134,482	95,733	99,719	85,456	116,622
Undeveloped land (1)	21,185	21,268	29,871	45,797	31,015
Real estate mortgage:
Commercial investment	482,639	487,822	430,047	414,084	399,655
Owner occupied commercial	375,016	340,982	329,422	304,114	297,121
1-4 family residential	226,575	211,548	183,700	166,280	154,565
Home equity - first lien	50,115	43,779	40,251	39,363	38,637
Home equity - junior lien	63,066	66,268	63,403	65,790	76,687
Subtotal: Real estate mortgage	1,197,411	1,150,399	1,046,823	989,631	966,665
Consumer	35,531	29,396	34,198	36,780	36,814
Total loans	$2,033,007	$1,868,550	$1,721,350	$1,584,594	$1,544,845

(1)	Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp’s loan portfolio increased $164 million, or 9%, during 2015 as a result of record loan production. Record loan production was offset by loan payoffs, including amortization and the effects of loan maturities. Increases in the commercial and industrial and commercial real estate categories are the result of a consistent relationship-driven business strategy to serve existing and new clients in Bancorp’s local markets.

Junior lien home equity loans, which comprise 3% of the loan portfolio at December 31, 2015, are typically underwritten with consideration of the borrower’s overall financial strength as a primary payment source, with some reliance on value of collateral. The overall level of home equity junior liens as a percentage of the overall portfolio and the level of related outstanding commitments have been declining over the last several years. Demand has declined as consumers seek to refinance debt into first-lien position loans at historic low rates.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At December 31, 2015 and 2014, total participated portions of loans of this nature were $7.2 million and $8.1 million respectively.

The following tables detail amounts of loans at December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are commercial and industrial loans due after one year classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$245,310	$276,501	$122,587	$644,398
Construction and development including undeveloped land	61,372	74,899	19,396	155,667
Real estate mortgage	129,700	693,053	374,658	1,197,411
Consumer	17,735	17,025	771	35,531

Total loans	$454,117	$1,061,478	$517,412	$2,033,007

Commercial and industrial loans	Interest sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$154,297	$122,204
Due after five years	68,385	54,202

	$222,682	$176,406

To limit interest rate sensitivity on commercial and commercial real estate loans, whenever possible, Bancorp seeks to structure loans with maturity dates longer than five years with a rate adjustment occurring no longer than five years from origination date.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Non-accrual loans	$7,693	$5,199	$15,258	$18,360	$18,737
Troubled debt restructuring	1,060	6,352	7,249	10,969	3,402
Loans past due 90 days or more and still accruing	176	329	437	719	1,160
Non-performing loans	8,929	11,880	22,944	30,048	23,299
Foreclosed property	4,541	5,977	5,592	7,364	7,773

Non-performing assets	$13,470	$17,857	$28,536	$37,412	$31,072

Non-performing loans as a percentage of total loans	0.44%	0.64%	1.33%	1.90%	1.51%
Non-performing assets as a percentage of total assets	0.48%	0.70%	1.19%	1.74%	1.51%
Allowance for loan loss as a percentage of non- performing loans	251%	210%	124%	106%	128%

At December 31, 2015, loans accounted for as TDR included modifications from original terms such as those due to bankruptcy proceedings, certain changes to amortization periods or extended suspension of principal payments due to customer financial difficulties. To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions rather than initiating collection, this would result in an increase in loans accounted for as TDR. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and at December 31, 2015, had a total allowance allocation of $177 thousand, compared to $703 thousand at December 31, 2014.

The following table sets forth the major classifications of non-accrual loans:

	December 31,
Non-accrual loans by type	2015	2014
(in thousands)

Commercial and industrial	$3,643	$1,381
Construction and development, excluding undeveloped land	-	516
Undeveloped land	-	-
Real estate mortgage - commercial investment	278	235
Real estate mortgage - owner occupied commercial	2,761	2,081
Real estate mortgage - 1-4 family residential	906	950
Home equity	105	36
Consumer	-	-
Total	$7,693	$5,199

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such a loan is well secured and in the process of collection. Interest income recorded on non-accrual loans was $521 thousand, $284 thousand, and $185 thousand for 2015, 2014, and 2013, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $465 thousand, $376 thousand, and $1.2 million for 2015, 2014, and 2013, respectively.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $12.2 million, $18.1 million, and $22.3 million at December 31, 2015, 2014, and 2013, respectively. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 22 basis points from 2014 to 2015, reflecting decreases in loans classified as troubled debt restructuring and foreclosed property, partially offset by an increase in non-accrual loans. At December 31, 2015 and December 31, 2014, the carrying value of other real estate owned was $4.5 million and $6.0 million, respectively. In 2015, Bancorp recorded impairment charges on such OREO totaling $210 thousand, compared to $157 thousand in 2014 and $904 thousand in 2013.

Allowance for Loan Losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s bias for resolution.

Bancorp’s lending policies and procedures center on mitigating credit risk and include procedures to identify and measure this risk. These procedures begin with lenders assigning a risk rating to each of their credits, and this rating is confirmed in the loan approval process. Internal loan review, through a year-round process of examining individually significant obligor relationships, concentrations, and a sample of each lender’s portfolio, tests the reliability of these risk assessments. Additionally, a review of this process is an integral part of regulatory bank examinations.

Adversely rated credits are included on a loan watch list which incorporates loans requiring closer monitoring due to borrower’s circumstances.  However, these loans have generally not reached a level of deterioration which would cause them to be criticized credits by regulators.  Loans are added to the watch list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan. This could include any of the following:

●	Delinquency of a scheduled loan payment,
●	Severe deterioration in the borrower’s or guarantor’s financial condition identified in a review of periodic financial statements,
●	Decrease in the value of collateral securing the loan, or
●	Change in the economic environment in which the borrower operates.

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with Bancorp’s Credit Risk Committee of the Board of Directors.

Changes in loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review or Bancorp’s Loan Committees at any time.

In determining the allowance and related provision for loan losses, these principal elements are considered:

●

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

●	Allocations for loans not defined as impaired are based on estimates needed for pools of loans with similar risk based upon Bancorp’s historical net loss percentages by loan type.
●

Additional allowance allocations are based on environmental or qualitative factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance for loan losses appropriately reflects changes in trends, conditions and other relevant factors that may cause estimated credit losses to differ from historical experience.  Management considers a number of environmental or qualitative factors, including local and general economic business factors and trends and portfolio concentrations.

Allocation of the allowance for loan losses by loan category is a result of the analysis above. The same procedures used to determine requirements for the allowance for loan losses establish the distribution of the allowance by loan category.  Distribution of the allowance will change from period to period due to changes in the identified risk in each loan segment, changes in the aggregate loan balances by loan category, and changes in management’s view of the environmental or qualitative factors noted above. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

Historical net loss percentages are updated quarterly based on actual losses experienced by each loan type. The perception of risk with respect to particular loans within the portfolio will change over time as a result of characteristics and performance of those loans, overall economic and market trends, and actual and expected trends in non-performing loans. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2015 for qualitative factors including, among other factors, local economic and business conditions, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. Based on this quantitative and qualitative analysis, provisions (credits) are made to the allowance for loan losses.  Such provisions (credits) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by Executive Management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall allowance methodology. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to absorb probable inherent losses as of the balance sheet date on existing loans that may become uncollectible. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged (credited) to expense.

	Year ended December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Average loans	$1,919,201	$1,773,011	$1,656,777	$1,563,918	$1,529,556

Balance of allowance for loan losses at beginning of year	$24,920	$28,522	$31,881	$29,745	$25,543
Loans charged off	4,065	661	457	4,523	1,015
Commercial and industrial
Construction and development excluding undeveloped land	26	250	25	149	1,502
Undeveloped land	-	1,753	7,961	1,577	600
Real estate mortgage	693	993	2,758	3,451	5,331
Consumer	597	587	763	798	673

Total loans charged off	5,381	4,244	11,964	10,498	9,121

Recoveries of loans previously charged off
Commercial and industrial	98	243	569	84	108
Construction and development excluding undeveloped land	-	-	163	-	-
Undeveloped land	1,400	166	81	-	-
Real estate mortgage	155	120	584	249	158
Consumer	499	513	658	801	457

Total recoveries	2,152	1,042	2,055	1,134	723
Net loans charged off	3,229	3,202	9,909	9,364	8,398
Provision (credit) for loan losses charged (credited) to expense	750	(400)	6,550	11,500	12,600
Balance at end of year	$22,441	$24,920	$28,522	$31,881	$29,745
Ratio of net charge-offs during year to average loans	0.17%	0.18%	0.60%	0.60%	0.55%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2015 charge-offs.

The following table sets forth allocation of the allowance for loan losses to the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2015	2014	2013	2012	2011
Commercial and industrial	$8,645	$11,819	$7,644	$5,949	$7,364
Construction and development, excluding undeveloped land	1,760	721	2,555	1,638	3,536
Undeveloped land	814	1,545	5,376	2,898	10
Real estate mortgage	10,875	10,541	12,604	14,288	11,182
Consumer	347	294	343	362	540
Unallocated	-	-	-	6,746	7,113
Total allowance for loan losses	$22,441	$24,920	$28,522	$31,881	$29,745

Changes in the allocation of the allowance from year to year in various categories are influenced by the level of net charge-offs in respective categories and other factors including, but not limited to, an evaluation of the impact of current economic conditions and trends, risk allocations tied to specific loans or groups of loans and changes in qualitative allocations.  Management believes that allocations for each loan category are reflective of risk inherent in the portfolio.

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2015	2014	2013

Provision (credit) for loan losses to average loans	0.04%	(0.02)%	0.40%
Net charge-offs to average loans	0.17%	0.18%	0.60%
Allowance for loan losses to average loans	1.17%	1.41%	1.72%
Allowance for loan losses to year end loans	1.10%	1.33%	1.66%

Deposits

Bancorp’s core deposits consist of non-interest and interest bearing demand deposits, savings deposits, certificates of deposit under $250,000 and IRAs.  These deposits, along with other borrowed funds, are used by Bancorp to support its asset base. By adjusting rates on time deposits, Bancorp is able to influence the amounts of deposits available to meet its funding requirements.

Average amounts of deposits in Bancorp and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2015		2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$558,185	-	$462,085	-	$404,113	-
Interest bearing demand deposits	545,158	0.11%	477,434	0.10%	392,939	0.10%
Savings deposits	119,821	0.04	108,386	0.04	96,515	0.04
Money market deposits	645,215	0.20	632,810	0.20	585,512	0.21
Time deposits	284,062	0.63	330,108	0.76	364,347	0.92

	$2,152,441		$2,010,823		$1,843,426

Maturities of time deposits of $250,000 or more outstanding at December 31, 2015, are summarized as follows:

(In thousands)	Amount

3 months or less	$13,446
Over 3 through 6 months	7,217
Over 6 through 12 months	12,676
Over 12 months	5,649

$38,988

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from certain commercial customers as part of a cash management service.  These agreements generally have maturities of one business day from the transaction date. Bancorp considers these core fundings since they represent excess cash balances of full relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$64,526	0.23%	$69,559	0.24%	$62,615	0.23%
Average during year	65,140	0.23	61,748	0.23	60,737	0.24
Maximum month end balance during year	$82,467		$69,559		$68,383

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

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

Bancorp’s Asset/Liability Committee is primarily comprised of senior management and has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of reports provided to management detail internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, and exposure to contingent draws on Bancorp’s liquidity.

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. Federal funds sold totaled $67.9 million at December 31, 2015. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $565.9 million at December 31, 2015. The portfolio includes maturities of approximately $121.9 million over the next twelve months, including $100 million of short-term securities which matured in January 2016. Combined with federal funds sold, these offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2015, total investment securities pledged for these purposes comprised 67% of the available-for-sale investment portfolio, leaving $185 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, money market deposit accounts and time deposits up to $250,000. At December 31, 2015, such deposits totaled $2.3 billion and represented 98% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they are considered a reliable source of liquidity. However, many of Bancorp’s individual depositors currently maintain historically high balances. When market conditions improve, these balances will likely decrease and could put some strain on Bancorp’s liquidity position. As of December 31, 2015, Bancorp had $498 thousand or 0.02% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a low cost alternative to other time deposits. At December 31, 2015, the amount of available credit from the FHLB totaled $393.0 million. See Note 11 to Bancorp’s consolidated financial statements for further information regarding advances from the FHLB.  Also, Bancorp has available federal funds purchased lines with correspondent banks totaling $80 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp which include raising deposits and borrowing of funds from institutional sources such as advances from FHLB and fed funds purchased as well as scheduled loan repayments.  These funds are then primarily used to facilitate investment activities of Bancorp which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from the net income of the Bank from operating activities.  As discussed in Note 18 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. Regulatory approval is required for dividends exceeding these amounts. Prior to declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2015 are as follows:

	Amount of commitment expiration per period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Unused loan commitments	$624,187	$326,055	$168,794	$38,575	$90,763
Standby letters of credit	12,777	12,121	554	102	-

Since some of the unused commitments are expected to expire or may not be fully used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities.  Bancorp also has required future payments for a non-qualified defined benefit retirement plan, long-term debt and the maturity of time deposits. In 2009, Bancorp executed an agreement to acquire marketing rights for a sports and entertainment venue. See Note 11, Note 16 and Note 19 to Bancorp’s consolidated financial statements for further information on Federal Home Loan Bank advances, the defined benefit retirement plan and operating leases.

Required payments under such commitments at December 31, 2015 are as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Operating leases	$10,111	$1,856	$3,264	$2,054	$2,937
Defined benefit retirement plan	3,698	84	168	168	3,278
Time deposit maturities	267,362	186,594	66,999	13,671	98
Federal Home Loan Bank advances	43,468	31,017	1,946	3,622	6,883
Other	1,600	400	800	400	-

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2015	2014	2013

Stockholders’ equity	$286,519	$259,895	$229,444
Dividends per share	0.96	0.88	0.81
Dividend payout ratio, based on basic EPS	37.94%	36.82%	42.41%
Tier 1 risk-based capital	12.32	12.63	12.29
Total risk-based capital	13.31	13.86	13.54
Leverage ratio	10.53	10.26	9.75

Bancorp increased its cash payout to stockholders during 2015 to an annual dividend of $0.96, up from $0.88 per share in 2014. This represents a payout ratio of 37.9% based on basic EPS and an annual yield of 2.65% based upon an annualized fourth quarter dividend rate and year-end closing stock price. Since 2008, Bancorp has had no share buyback plan.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The decrease in risk-based capital ratios from 2014 to 2015 resulted largely from growth in loans that outpaced capital growth in retained earnings. Note 23 to the consolidated financial statements provides more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Management believes that as of December 31, 2015, Bancorp meets the requirements to be considered well-capitalized under the new rules.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive income was $632 thousand and $2.1 million at December 31, 2015 and 2014, respectively. The $1.5 million decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2015 on the valuation of Bancorp’s portfolio of securities available-for-sale.

The following table presents various key financial ratios:

	Years ended December 31
	2015	2014	2013

Return on average assets	1.44%	1.45%	1.22%
Return on average stockholders’ equity	13.55	14.19	12.34
Average stockholders’ equity to average assets	10.66	10.23	9.86

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

Mortgage servicing rights (“MSRs”), carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2015 and 2014 there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. For impaired loans, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance. At December 31, 2015 and December 31, 2014, carrying value of impaired loans was $2.1 million and $6.4 million, respectively. These measurements are classified as Level 3.

Other real estate owned, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For the purposes of the tables in Note 20, fair value for OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value, and is therefore not included in the table in Note 20. The losses represent write-downs which occurred during the period indicated. At December 31, 2015 and 2014, the carrying value of other real estate owned was $4.5 million and $6.0 million, respectively.

See Note 20 to Bancorp’s consolidated financial statements for details of fair value measurements.

2013 Acquisition

On April 30, 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK – Oldham County, Inc. As a result of the transaction, THE BANK – Oldham County merged into Stock Yards Bank & Trust Company. Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results. The Oldham transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. The fair value adjustments resulted in net assets acquired in excess of the consideration paid. Accordingly, a non-taxable gain of $449,000 was recognized. In connection with the Oldham acquisition, Bancorp incurred expenses totaling $1,548,000 related to executing the transaction and integrating and conforming acquired operations with and into Bancorp.

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

The following table reconciles Bancorp’s calculation of these measures to amounts reported under US GAAP.

	December 31,
(in thousands, except per share data)	2015	2014

Total equity	$286,519	$259,895
Less core deposit intangible	(1,601)	(1,820)
Less goodwill	(682)	(682)
Tangible common equity	$284,236	$257,393

Total assets	$2,816,801	$2,563,868
Less core deposit intangible	(1,601)	(1,820)
Less goodwill	(682)	(682)
Total tangible assets	$2,814,518	$2,561,366

Total shareholders' equity to total assets	10.17%	10.14%
Tangible common equity ratio	10.10%	10.05%

Number of outstanding shares	14,919	14,745

Book value per share	$19.20	$17.63
Tangible common equity per share	19.05	17.46

In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio which is a non-GAAP measure. Bancorp believes this ratio is important because of it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships. The following table reconciles Bancorp’s calculation of this measures to the ratio reported under US GAAP.

(amounts in thousands)	2015	2014
Non interest expense	$73,398	$73,209

Net interest income (tax-equivalent)	89,246	84,730
Non interest income	39,950	39,155
Total revenue	$129,196	$123,885

Efficiency ratio	56.8%	59.1%

(amounts in thousands)	2015	2014
Non interest expense	$73,398	$73,209
Less: amortization of investments in tax credit partnerships	(634)	(1,095)
Adjusted non-interest expense	72,764	72,114

Net interest income (tax-equivalent)	89,246	84,730
Non interest income	39,950	39,155
Total revenue	$129,196	$123,885

Adjusted efficiency ratio	56.3%	58.2%

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU is effective for fiscal years and interim periods beginning after December 15, 2017. Because Bancorp does not have significant investments in equity securities, the adoption of ASU 2016-01 is not expected to have a significant impact on Bancorp’s operations or financial statements.

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

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Income - years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income - years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014

Assets
Cash and due from banks	$35,895	$42,216
Federal funds sold and interest bearing due from banks	67,938	32,025
Cash and cash equivalents	103,833	74,241

Mortgage loans held for sale	6,800	3,747
Securities available-for-sale (amortized cost of $564,391 in 2015and $509,276 in 2014)	565,876	513,056
Federal Home Loan Bank stock and other securities	6,347	6,347

Loans	2,033,007	1,868,550
Less allowance for loan losses	22,441	24,920
Net loans	2,010,566	1,843,630
Premises and equipment, net	39,557	39,088
Bank owned life insurance	30,996	30,107
Accrued interest receivable	6,610	5,980
Other assets	46,216	47,672

Total assets	$2,816,801	$2,563,868

Liabilities
Deposits
Non-interest bearing	$583,768	$523,947
Interest bearing	1,787,934	1,599,680
Total deposits	2,371,702	2,123,627

Securities sold under agreements to repurchase	64,526	69,559
Federal funds purchased	22,477	47,390
Accrued interest payable	127	131
Other liabilities	27,982	26,434
Federal Home Loan Bank advances	43,468	36,832

Total liabilities	2,530,282	2,303,973

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no sharesissued or outstanding	—	—
Common stock, no par value; 40,000,000 and 20,000,000 shares authorizedin 2015 and 2014, respectively; issued and outstanding 14,919,351 and14,744,684 shares in 2015 and 2014, respectively	10,616	10,035
Additional paid-in capital	44,180	38,191
Retained earnings	231,091	209,584
Accumulated other comprehensive income	632	2,085

Total stockholders’ equity	286,519	259,895

Total liabilities and stockholders’ equity	$2,816,801	$2,563,868

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2015	2014	2013

Interest income
Loans	$83,371	$79,884	$78,703
Federal funds sold	263	292	295
Mortgage loans held for sale	249	174	219
Securities
Taxable	8,120	7,565	6,099
Tax-exempt	1,167	1,172	1,148

Total interest income	93,170	89,087	86,464

Interest expense
Deposits	3,739	4,321	5,011
Securities sold under agreements to repurchase	149	140	146
Federal funds purchased	25	29	32
Federal Home Loan Bank advances	939	840	887
Subordinated debentures	—	—	3,090

Total interest expense	4,852	5,330	9,166
Net interest income	88,318	83,757	77,298

Provision (credit) for loan losses	750	(400)	6,550
Net interest income after provision for loan losses	87,568	84,157	70,748

Non-interest income
Investment management and trust services	18,026	18,212	16,287
Service charges on deposit accounts	8,906	8,883	8,986
Bankcard transaction revenue	4,876	4,673	4,378
Mortgage banking revenue	3,488	2,653	3,978
Loss on sales of securities available-for-sal eand 2013, repectively.	—	(9)	(5)
Brokerage commissions and fees	1,994	2,060	2,159
Bank owned life insurance income	889	927	1,031
Gain on acquisition	—	—	449
Other	1,771	1,756	1,739

Total non-interest income	39,950	39,155	39,002

Non-interest expenses
Salaries and employee benefits	44,709	44,687	41,145
Net occupancy expense	5,912	5,963	5,615
Data processing expense	6,348	6,393	6,319
Furniture and equipment expense	1,074	1,016	1,126
FDIC insurance	1,258	1,314	1,431
Acquisition costs	—	—	1,548
Loss (gain) on other real estate owned	147	(271)	652
Amortization of investment in tax credit partnerships	634	1,095	—
Other	13,316	13,012	13,516

Total non-interest expenses	73,398	73,209	71,352

Income before income taxes	54,120	50,103	38,398
Income tax expense	16,933	15,281	11,228
Net income	$37,187	$34,822	$27,170
Net income per share, basic	$2.53	$2.39	$1.91
Net income per share, diluted	$2.48	$2.36	$1.89

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2015	2014	2013
Net income	$37,187	$34,822	$27,170
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during the period(net of tax of $(840), $2,383, and $(4,234), respectively)	(1,558)	4,423	(7,863)
Unrealized (losses) gains on hedging instruments:
Unrealized (losses) gains arising during the period (net of tax of $(41), $0, and $8, respectively)	(76)	—	16
Minimum pension liability adjustment (net of tax of$61, ($69), and $111, respectively)	114	(127)	206
Reclassification adjustment for impairment of equity security realized in income (net of tax of $36, $0, and $0, respectively)	67	—	—
Reclassification adjustment for securities losses reclassified out of other comprehensive income into loss on sale of securities available-for-sale (net of tax of $0, $3, and $2, respectively)	—	6	3

Other comprehensive (loss) income	(1,453)	4,302	(7,638)
Comprehensive income	$35,734	$39,124	$19,532
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

	For each of the years in the three year period ended December 31, 2015
					Accumulated
	Common stock		Additional		other
(In thousands, except per share data)	Number of shares	Amount	paid-in capital	Retained earnings	comprehensive income (loss)	Total

Balance December 31, 2012	13,915	$7,273	$17,731	$174,650	$5,421	$205,075

Net income	—	—	—	27,170	—	27,170
Other comprehensive loss, net of tax	—	—	—	—	(7,638)	(7,638)
Stock compensation expense	—	—	1,940	—	—	1,940
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	151	503	3,041	(169)	—	3,375
Shares issued for non-vested restricted stock	55	184	1,083	(1,267)	—	—
Stock issued for acquisition	531	1,769	10,429	—	—	12,198
Cash dividends, $0.81 per share	—	—	—	(11,670)	—	(11,670)
Shares repurchased and cancelled	(43)	(148)	(969)	111	—	(1,006)

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444

Net income	—	—	—	34,822	—	34,822
Other comprehensive income, net of tax	—	—	—	—	4,302	4,302
Stock compensation expense	—	—	2,016	—	—	2,016
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	114	380	2,585	(114)	—	2,851
Shares issued for non-vested restricted stock	40	133	1,022	(1,155)	—	—
Stock issued for share-based awards, net of withholdings to satisfy employee employee tax obligations	5	18	(112)	—	—	(94)
Cash dividends, $0.88 per share	—	—	—	(12,924)	—	(12,924)
Shares repurchased and cancelled	(23)	(77)	(575)	130	—	(522)

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895

Net income	—	—	—	37,187	—	37,187
Other comprehensive income, net of tax	—	—	—	—	(1,453)	(1,453)
Stock compensation expense	—	—	2,134	—	—	2,134
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	143	477	3,652	(220)	—	3,909
Shares issued for non-vested restricted stock	35	117	1,099	(1,216)	—	—
Stock issued for share-based awards, net of withholdings to satisfy employee employee tax obligations	18	61	(256)	(128)	—	(323)
Cash dividends, $0.96 per share	—	—	—	(14,248)	—	(14,248)
Shares repurchased and cancelled	(22)	(74)	(640)	132	—	(582)

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2015	2014	2013

Operating activities
Net income	$37,187	$34,822	$27,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	750	(400)	6,550
Depreciation, amortization and accretion, net	6,902	7,413	7,969
Deferred income tax expense (benefit)	847	(318)	570
Loss on sale of securities available-for-sale	-	9	5
Impairment loss on available-for-sale securities	103	-	-
Gains on sales of mortgage loans held for sale	(2,167)	(1,576)	(2,657)
Origination of mortgage loans held for sale	(116,385)	(89,069)	(149,745)
Proceeds from sale of mortgage loans held for sale	115,499	88,655	164,692
Bank owned life insurance income	(889)	(927)	(1,031)
Loss (gain) on other real estate owned	147	(271)	652
Loss on the disposal of premises and equipment	(51)	33	51
Gain on acquisition	-	-	(449)
Stock compensation expense	2,134	2,016	1,940
Excess tax benefits from share-based compensation arrangements	(673)	(378)	(265)
(Increase) decrease in accrued interest receivable and other assets	(2,540)	(235)	736
Increase in accrued interest payable and other liabilities	2,307	112	2,141
Net cash provided by operating activities	43,171	39,886	58,329

Investing activities
Purchases of securities available-for-sale	(384,260)	(328,894)	(443,969)
Proceeds from sale of securities available-for-sale	5,934	7,732	696
Proceeds from maturities of securities available-for-sale	320,952	304,078	406,385
Net increase in loans	(168,832)	(156,200)	(112,156)
Purchases of premises and equipment	(3,459)	(2,525)	(2,365)
Acquisition, net of cash acquired	-	-	8,963
Proceeds from disposal of equipment	-	344	-
Proceeds from sale of other real estate owned	2,541	5,507	6,578
Net cash used in investing activities	(227,124)	(169,958)	(135,868)

Financing activities
Net increase in deposits	248,075	142,690	78,809
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(29,946)	(961)	39,551
Proceeds from Federal Home Loan Bank advances	108,200	42,740	12,510
Repayments of Federal Home Loan Bank advances	(101,564)	(40,237)	(10,063)
Repayments of subordinated debentures	-	-	(30,900)
Issuance of common stock for options and dividend reinvestment plan	3,249	2,473	2,435
Excess tax benefits from share-based compensation arrangements	673	378	265
Common stock repurchases	(918)	(616)	(331)
Cash dividends paid	(14,224)	(12,924)	(11,670)
Net cash provided by financing activities	213,545	133,543	80,606
Net increase in cash and cash equivalents	29,592	3,471	3,067
Cash and cash equivalents at beginning of year	74,241	70,770	67,703
Cash and cash equivalents at end of period	$103,833	$74,241	$70,770

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include accounts of Stock Yards Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to 2015 presentation. Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

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

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, valuation of other real estate owned, and estimated income tax assets, liabilities and expense.

Cash Equivalents and Cash Flows

Cash and cash equivalents include cash and due from banks and Federal funds sold as segregated in the accompanying consolidated balance sheets. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2015 as follows:

(in thousands)	Years ended December 31,
	2015	2014	2013
Cash payments:
Income tax payments	$13,831	$13,042	$8,350
Cash paid for interest	4,856	5,327	9,210
Non-cash transactions:
Transfers from loans to other real estate owned	$1,146	$5,798	$5,246

Securities

Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the life of the security. Gains or losses on sales of securities are computed on a specific identification basis.  Declines in fair value of investment securities available-for-sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security. If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in other non-interest expense in the consolidated statements of income. See Note 4 to Bancorp’s consolidated financial statements for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. The purchase price of all of these loans are covered by investor commitments.

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

Bancorp’s allowance methodology is driven by risk ratings, historical losses, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

Bancorp’s allowance calculation includes allocations to loan portfolio segments for qualitative factors including, among other factors, local economic and business conditions, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods.

Based on this quantitative and qualitative analysis, provisions (credits) are made to the allowance for loan losses.  Such provisions (credits) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by Executive Management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall methodology. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

Acquired loans

Bancorp acquired loans in 2013 as part of the acquisition referenced in Note 3 to the consolidated financial statements. Acquired loans were initially recorded at their acquisition date fair values. Credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans were based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk at the time of acquisition.

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

Other Assets

Bank-owned life insurance (“BOLI”) is carried at net realizable value, which considers any applicable surrender charges. Also, Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

Realization of deferred tax assets associated with the investment in partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year-end 2015 and 2014.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted. As of December 31, 2015 and 2014, the gross amount of unrecognized tax benefits was $40,000. If recognized, the tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions. Stock Yards Bancorp, Inc. and its wholly-owned subsidiary file consolidated income tax returns in applicable jurisdictions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, the amount accrued for the potential payment of interest and penalties was $2,000.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits as well as tax deductible losses. Prior to 2014, the tax benefits and related investment amortization expenses for low-income housing credits were recognized in income tax expense using an effective yield method over the life of the investment. Beginning with periods after 2013, the tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using a proportional method which amortizes the investment in proportion to the tax credits and other tax benefits received. In 2014, the amortization method for investments in new markets and historic tax credit partnerships was changed from the effective yield method to the cost method, which matches the amortization period with the time frame over which the credits are realized and amortization expense is recorded as other non-interest expense.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available-for-sale investment securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Segment Information

Bancorp provides a broad range of financial services to individuals, corporations and others through its 37 full service banking locations as of December 31, 2015.  These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and investment management and trust activities.  Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and investment management and trust.

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

Bancorp had no fair value hedging relationships at December 31, 2015 or 2014. Bancorp does not use derivatives for trading or speculative purposes.

See Note 22 to the consolidated financial statement for more information regarding derivatives.

(2) Restrictions on Cash and Due from Banks

Bancorp is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $3,679,000 and $1,720,000 at December 31, 2015 and 2014, respectively, and is included in federal funds sold and interest bearing due from banks in the consolidated balance sheet.

(3) Acquisition

In 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK – Oldham County, Inc. As a result of the transaction, THE BANK – Oldham County merged into Stock Yards Bank & Trust Company. Since the acquisition date, results of operations acquired in the Oldham transaction have been included in Bancorp’s financial results.

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

Bancorp recorded a core deposit intangible of $2.5 million which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable. At December 31, 2015, the unamortized core deposit intangible was $1.6 million. See Note 7 for details on the core deposit intangible.

In connection with the Oldham acquisition, Bancorp incurred expenses totaling $1.5 million related to executing the transaction and integrating and conforming acquired operations with and into Bancorp. Those expenses consisted largely of third party costs for conversion of systems and/or integration of operations.

(4) Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized
December 31, 2015	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$79,999	$1	$-	$80,000
Government sponsored enterprise obligations	251,190	1,468	765	251,893
Mortgage-backed securities - government agencies	170,139	1,143	1,654	169,628
Obligations of states and political subdivisions	62,410	1,342	50	63,702
Corporate equity securities	653	-	-	653

Total securities available-for-sale	$564,391	$3,954	$2,469	$565,876

(in thousands)	Amortized	Unrealized
December 31, 2014	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$70,000	$-	$-	$70,000
Government sponsored enterprise obligations	203,531	2,017	562	204,986
Mortgage-backed securities - government agencies	173,573	2,042	1,345	174,270
Obligations of states and political subdivisions	61,416	1,560	142	62,834
Corporate equity securities	756	210	-	966

Total securities available-for-sale	$509,276	$5,829	$2,049	$513,056

 There were no securities held-to-maturity as of December 31, 2015 or 2014.

Corporate equity securities, included in the available-for-sale portfolio at December 31, 2015 and 2014, consisted of common stock in a publicly-traded small business investment company.

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

A summary of the available-for-sale investment securities by maturity groupings as of December 31, 2015 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$121,784	$121,877
Due after 1 but within 5 years	141,714	142,875
Due after 5 but within 10 years	21,610	21,810
Due after 10 years	108,491	109,033
Corporate equity securities	653	653
Mortgage-backed securities - government agencies	170,139	169,628

Total securities available for sale	$564,391	$565,876

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

Securities with a carrying value of approximately $380.7 million at December 31, 2015 and $263.1 million at December 31, 2014 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

At year end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Government sponsored enterprise obligations	$102,098	$500	$8,469	$265	$110,567	$765
Mortgage-backed securities - government agencies	49,774	662	29,936	992	79,710	1,654
Obligations of states and political subdivisions	13,225	31	1,955	19	15,180	50

Total temporarily impaired securities	$165,097	$1,193	$40,360	$1,276	$205,457	$2,469

December 31, 2014
Government sponsored enterprise obligations	$36,979	$30	$26,848	$532	$63,827	$562
Mortgage-backed securities - government agencies	4,038	77	49,325	1,268	53,363	1,345
Obligations of states and political subdivisions	12,655	67	6,297	75	18,952	142

Total temporarily impaired securities	$53,672	$174	$82,470	$1,875	$136,142	$2,049

The applicable dates for determining when securities are in an unrealized loss position are December 31, 2015 and 2014. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an unrealized loss of less than 12 months” category above.

At December 31, 2015, Bancorp recorded an other-than-temporary impairment charge of $103,000, in other non-interest expense, on the corporate equity security. This security, the only equity security in available-for-sale securities, exhibited characteristics which indicated the fair value was not likely to recover to a level equal to its carrying value within a reasonable period of time.

Unrealized losses on Bancorp’s remaining investment securities portfolio have not been recognized as expense because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 70 and 80 separate investment positions as of December 31, 2015 and 2014, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

(5) Loans

The composition of loans by primary loan portfolio class follows:

	December 31,
(in thousands)	2015	2014
Commercial and industrial	$644,398	$571,754
Construction and development, excluding undeveloped land	134,482	95,733
Undeveloped land	21,185	21,268

Real estate mortgage:
Commercial investment	482,639	487,822
Owner occupied commercial	375,016	340,982
1-4 family residential	226,575	211,548
Home equity - first lien	50,115	43,779
Home equity - junior lien	63,066	66,268

Subtotal: Real estate mortgage	1,197,411	1,150,399

Consumer	35,531	29,396

Total loans	$2,033,007	$1,868,550

Loan balances include deferred loan origination fees, net of deferred loan costs. At December 31, 2015 and 2014, net deferred loan costs exceeded deferred loan fees, resulting in net balances of ($520) thousand, compared to ($331) thousand at December 31, 2014. During 2014 and 2015, deferred loan origination costs exceeded deferred fees for new loans, resulting in the net balance decrease.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the commercial and industrial loan totals above, and a corresponding liability is reflected in other liabilities. At December 31, 2015 and 2014, the total participated portions of loans of this nature were $7.2 million and $8.1 million respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners, and executive officers are presented in the following table.

(in thousands)	Year ended December 31,
Loans to directors and executive officers	2015	2014
Balance as of January 1	$11,790	$8,667
New loans	-	-
Repayment of term loans	(560)	(1,222)
Changes in balances of revolving lines of credit	562	4,345
Adjustment for Board member resignation	(10,926)	-
Balance as of December 31	$866	$11,790

None of the loans to directors and executive officers were past due or considered potential problem loans during 2015 or 2014.

The following tables present the balances in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of December 31, 2015, 2014 and 2013.

(in thousands)	Type of loan
December 31, 2015	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$644,398	$134,482	$21,185	$1,197,411	$35,531	$2,033,007

Loans individually evaluated for impairment	$4,635	$-	$-	$4,050	$68	$8,753

Loans collectively evaluated for impairment	$639,760	$134,160	$21,185	$1,192,864	$35,463	$2,023,432

Loans acquired with deteriorated credit quality	$3	$322	$-	$497	$-	$822

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$-	$24,920
Provision (credit)	793	1,065	(2,131)	872	151	-	750
Charge-offs	(4,065)	(26)	-	(693)	(597)	-	(5,381)
Recoveries	98	-	1,400	155	499	-	2,152
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$-	$22,441

Allowance for loans individually evaluated for impairment	$268	$-	$-	$208	$68	$-	$544

Allowance for loans collectively evaluated for impairment	$8,377	$1,760	$814	$10,667	$279	$-	$21,897

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

(in thousands)	Type of loan
December 31, 2014	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$571,754	$95,733	$21,268	$1,150,399	$29,396	$1,868,550

Loans individually evaluated for impairment	$7,239	$516	$-	$3,720	$76	$11,551

Loans collectively evaluated for impairment	$564,443	$94,603	$21,268	$1,146,212	$29,311	$1,855,837

Loans acquired with deteriorated credit quality	$72	$614	$-	$467	$9	$1,162

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$-	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	-	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	-	(4,244)
Recoveries	243	-	166	120	513	-	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$-	$24,920

Allowance for loans individually evaluated for impairment	$1,029	$15	$-	$256	$76	$-	$1,376

Allowance for loans collectively evaluated for impairment	$10,790	$706	$1,545	$10,285	$218	$-	$23,544

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

(in thousands)	Type of loan
December 31, 2013	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$510,739	$99,719	$29,871	$1,046,823	$34,198	$1,721,350

Loans individually evaluated for impairment	$7,579	$26	$7,340	$7,478	$84	$22,507

Loans collectively evaluated for impairment	$502,535	$98,428	$22,531	$1,038,824	$34,095	$1,696,413

Loans acquired with deteriorated credit quality	$625	$1,265	$-	$521	$19	$2,430

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Unallocated	Total
Allowance for loan losses
At December 31, 2012	$5,949	$1,638	$2,898	$14,288	$362	$6,746	$31,881
Provision	1,583	779	10,358	490	86	(6,746)	6,550
Charge-offs	(457)	(25)	(7,961)	(2,758)	(763)	-	(11,964)
Recoveries	569	163	81	584	658	-	2,055
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$-	$28,522

Allowance for loans individually evaluated for impairment	$762	$-	$-	$606	$84	$-	$1,452

Allowance for loans collectively evaluated for impairment	$6,882	$2,555	$5,376	$11,998	$259	$-	$27,070

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. Repayment is dependent on credit quality of the individual borrower. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, sale of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and stock prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in a 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at December 31, 2015 and 2014. Changes in the interest component of the fair value adjustment for acquired impaired loans for the years ended December 31, 2014 and 2015 are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2013	$-	$-
Additions due to Oldham acquisition	137	369
Accretion	(75)	(103)
Reclassifications from (to) non-accretable difference	-	-
Disposals	-	-
Balance at December 31, 2014	62	266

Accretion	(59)	(77)
Reclassifications from (to) non-accretable difference	-	-
Disposals		-
Balance at December 31, 2015	$3	$189

Accretion in the non-accretable discount column represents accretion recorded upon payoff of loans.

The following tables present loans individually evaluated for impairment as of December 31, 2015 and 2014.

(in thousands)		Unpaid		Average
December 31, 2015	Recorded investment	principal balance	Related allowance	recorded investment

Loans with no related allowance recorded:
Commercial and industrial	$3,119	$3,859	$-	$1,414
Construction and development, excluding undeveloped land	-	151	-	21
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	278	278	-	178
Owner occupied commercial	1,743	2,713	-	1,622
1-4 family residential	906	906	-	661
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	3,032	4,002	-	2,567

Consumer	-	-	-	3
Subtotal	$6,151	$8,012	$-	$4,005

Loans with an allowance recorded:
Commercial and industrial	$1,516	$3,087	$268	$4,612
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,018	1,018	208	1,266
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,018	1,018	208	1,546

Consumer	68	68	68	72
Subtotal	$2,602	$4,173	$544	$6,598

Total:
Commercial and industrial	$4,635	$6,946	$268	$6,026
Construction and development, excluding undeveloped land	-	151	-	389
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	278	278	-	270
Owner occupied commercial	2,761	3,731	208	2,888
1-4 family residential	906	906	-	849
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	4,050	5,020	208	4,113

Consumer	68	68	68	75
Total	$8,753	$12,185	$544	$10,603

(in thousands)		Unpaid		Average
December 31, 2014	Recorded investment	principal balance	Related allowance	recorded investment

Loans with no related allowance recorded:
Commercial and industrial	$896	$3,596	$-	$996
Construction and development, excluding undeveloped land	26	151	-	26
Undeveloped land	-	-	-	5,608

Real estate mortgage
Commercial investment	113	113	-	198
Owner occupied commercial	1,784	2,221	-	1,939
1-4 family residential	870	870	-	782
Home equity - first lien	-	-	-	11
Home equity - junior lien	36	36	-	69
Subtotal: Real estate mortgage	2,803	3,240	-	2,999

Consumer	-	-	-	-
Subtotal	$3,725	$6,987	$-	$9,629

Loans with an allowance recorded:
Commercial and industrial	$6,343	$7,914	$1,029	$6,797
Construction and development, excluding undeveloped land	490	490	15	196
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	122	122	-	640
Owner occupied commercial	716	716	112	704
1-4 family residential	79	79	144	651
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	917	917	256	1,995

Consumer	76	76	76	80
Subtotal	$7,826	$9,397	$1,376	$9,068

Total:
Commercial and industrial	$7,239	$11,510	$1,029	$7,793
Construction and development, excluding undeveloped land	516	641	15	222
Undeveloped land	-	-	-	5,608

Real estate mortgage	-	-	-	-
Commercial investment	235	235	-	838
Owner occupied commercial	2,500	2,937	112	2,643
1-4 family residential	949	949	144	1,433
Home equity - first lien	-	-	-	11
Home equity - junior lien	36	36	-	69
Subtotal: Real estate mortgage	3,720	4,157	256	4,994

Consumer	76	76	76	80
Total	$11,551	$16,384	$1,376	$18,697

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Interest income on impaired or non-accrual loans (cash basis) was $521 thousand, $284 thousand and $185 thousand in 2015, 2014, and 2013, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $465 thousand, $376 thousand and $1.2 million in 2015, 2014 and 2013, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $176 thousand and $329 thousand at December 31, 2015 and 2014, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014

Commercial and industrial	$3,643	$1,381
Construction and development, excluding undeveloped land	-	516
Undeveloped land	-	-

Real estate mortgage
Commercial investment	278	235
Owner occupied commercial	2,761	2,081
1-4 family residential	906	950
Home equity - first lien	13	-
Home equity - junior lien	92	36
Subtotal: Real estate mortgage	4,050	3,302

Consumer	-	-

Total	$7,693	$5,199

On December 31, 2015 and 2014, Bancorp had $1.1 million and $6.4 million of accruing loans classified as TDR, respectively. Bancorp did not modify and classify any additional loans as TDR during the years ended December 31, 2015 and 2014. Bancorp did not have any loans accounted for as TDR that were restructured and experienced a subsequent payment default during the years ended December 31, 2015 or 2014.

Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at December 31, 2015, had a total allowance allocation of $177 thousand, compared to $703 thousand at December 31, 2014.

At December 31, 2015 and 2014, Bancorp had outstanding commitments to lend additional funds totaling $0 and $458 thousand, respectively, to borrowers whose loans have been modified as TDR.

The following table presents the aging of the recorded investment in loans as of December 31, 2015 and 2014.

(in thousands)	30-59 days	60-89 days	90 or more days past due (includes)	Total		Total	Recorded investment > 90 days and
December 31, 2015	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$238	$327	$3,643	$4,208	$640,190	$644,398	$-
Construction and development, excluding undeveloped land	-	-	-	-	134,482	134,482	-
Undeveloped land	-	-	-	-	21,185	21,185	-

Real estate mortgage
Commercial investment	290	140	278	708	481,931	482,639	-
Owner occupied commercial	-	-	2,761	2,761	372,255	375,016	-
1-4 family residential	1,147	94	1,082	2,323	224,252	226,575	176
Home equity - first lien	35	51	13	99	50,016	50,115	-
Home equity - junior lien	285	173	92	550	62,516	63,066	-
Subtotal: Real estate mortgage	1,757	458	4,226	6,441	1,190,970	1,197,411	176

Consumer	343	8	-	351	35,180	35,531	-

Total	$2,338	$793	$7,869	$11,000	$2,022,007	$2,033,007	$176

December 31, 2014

Commercial and industrial	$3,860	$3	$1,382	$5,245	$566,509	$571,754	$1
Construction and development, excluding undeveloped land	69	-	757	826	94,907	95,733	241
Undeveloped land	-	-	-	-	21,268	21,268	-

Real estate mortgage
Commercial investment	993	249	235	1,477	486,345	487,822	-
Owner occupied commercial	1,272	920	2,081	4,273	336,709	340,982	-
1-4 family residential	1,801	285	1,023	3,109	208,439	211,548	73
Home equity - first lien	-	-	14	14	43,765	43,779	14
Home equity - junior lien	470	78	36	584	65,684	66,268
Subtotal: Real estate mortgage	4,536	1,532	3,389	9,457	1,140,942	1,150,399	87

Consumer	43	18	-	61	29,335	29,396	-

Total	$8,508	$1,553	$5,528	$15,589	$1,852,961	$1,868,550	$329

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans included all risk-rated loans other than those classified as other assets especially mentioned, substandard, and doubtful, which are defined below:

●

Other assets especially mentioned (“OAEM”): Loans classified as OAEM have a potential weakness that deserves management's close attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp's credit position at some future date.

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

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

As of December 31, 2015 and 2014, the internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
December 31, 2015	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$612,853	$19,672	$7,238	$4,635	$-	$644,398
Construction and development, excluding undeveloped land	133,342	773	367	-	-	134,482
Undeveloped land	20,513	517	155	-	-	21,185

Real estate mortgage
Commercial investment	480,178	2,183	-	278	-	482,639
Owner occupied commercial	351,707	17,135	3,413	2,761	-	375,016
1-4 family residential	224,645	848	-	1,082	-	226,575
Home equity - first lien	50,102	-	-	13	-	50,115
Home equity - junior lien	62,924	50	-	92	-	63,066
Subtotal: Real estate mortgage	1,169,556	20,216	3,413	4,226	-	1,197,411

Consumer	35,463	-	-	68	-	35,531

Total	$1,971,727	$41,178	$11,173	$8,929	$-	$2,033,007

December 31, 2014

Commercial and industrial	$546,582	$6,215	$11,717	$7,240	$-	$571,754
Construction and development, excluding undeveloped land	88,389	4,867	1,720	757	-	95,733
Undeveloped land	20,578	530	160	-	-	21,268

Real estate mortgage
Commercial investment	482,415	4,991	181	235	-	487,822
Owner occupied commercial	328,385	6,942	3,156	2,499	-	340,982
1-4 family residential	209,396	1,129	-	1,023	-	211,548
Home equity - first lien	43,765	-	-	14	-	43,779
Home equity - junior lien	66,182	50	-	36	-	66,268
Subtotal: Real estate mortgage	1,130,143	13,112	3,337	3,807	-	1,150,399

Consumer	29,244	76	-	76	-	29,396

Total	$1,814,936	$24,800	$16,934	$11,880	$-	$1,868,550

(6) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(in thousands)	2015	2014

Land	$7,118	$6,733
Buildings and improvements	44,959	43,818
Furniture and equipment	18,497	18,426
Construction in progress	377	305

	70,951	69,282

Accumulated depreciation and amortization	(31,394)	(30,194)

Total premises and equipment	$39,557	$39,088

Depreciation expense related to premises and equipment was $3.0 million in 2015, $2.9 million in 2014 and $3.0 million in 2013.

(7) Other Assets

A summary of major components of other assets follows:

	December 31,
(in thousands)	2015	2014

Cash surrender value of life insurance other than BOLI	$12,473	$12,019
Net deferred tax asset	12,365	12,377
Investments in tax credit related ventures	5,289	5,090
Other real estate owned and other foreclosed property	4,541	5,977
Other short term receivables	1,921	2,149
Core deposit intangible	1,601	1,820
Mortgage servicing rights (MSRs)	1,018	1,131
Goodwill	682	682
Investment in bank in expansion market	520	520
Other	5,806	5,907

Total	$46,216	$47,672

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at December 31, 2015 and 2014 were $3.1 million and $3.4 million, respectively. Total outstanding principal balances of loans serviced for others were $410.8 million and $421.1 million at December 31, 2015, and 2014 respectively.

 Changes in the net carrying amount of MSRs are shown in the following table.

(in thousands)	2015	2014

Balance at January 1	$1,131	$1,832
Originations	528	258
Amortization	(641)	(959)

Balance at December 31	$1,018	$1,131

(8) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

(In thousands)	2015	2014	2013
Current tax expense
Federal	$15,478	$14,958	$10,322
State	608	641	336
Total current tax expense	16,086	15,599	10,658

Deferred tax expense (benefit)
Federal	748	(385)	450
State	54	26	120
Total deferred tax expense (benefit)	802	(359)	570
Change in valuation allowance	45	41	-
Total income tax expense	$16,933	$15,281	$11,228

Components of income tax expense (benefit) recorded directly to stockholders' equity were as follows:

(In thousands)	2015	2014	2013
Unrealized (loss) gain on securities available for sale	$(839)	$2,383	$(4,234)
Reclassification adjustment for securities losses realized in income	-	3	2
Reclassification adjustment for securities impairment realized in income	36	-	-
Unrealized (loss) gain on derivatives	(41)	-	8
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(673)	(378)	(265)
Minimum pension liability adjustment	61	(69)	111
Total income tax (benefit) expense recorded directly to stockholders' equity	$(1,456)	$1,939	$(4,378)

An analysis of the difference between the statutory and effective tax rates from operations follows:

	2015	2014	2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(1.4)	(1.5)	(2.1)
Tax credits	(2.5)	(3.1)	(2.5)
Cash surrender value of life insurance	(0.8)	(1.4)	(2.0)
State income taxes	0.8	0.9	0.8
Nontaxable gain on acquisition	-	-	(0.4)
Nondeductible acquisition costs	-	-	0.2
Other, net	0.2	0.6	0.2
	31.3%	30.5%	29.2%

The increase in the effective tax rate from 2014 to 2015 was the result of lower nontaxable income from municipal securities. The increase in the effective tax rate from 2013 to 2014 arose from lower nontaxable income from the increase in cash value of life insurance and municipal securities. This was partially offset by the effect of reclassifying amortization of tax credit investments to other non-interest expense in 2014.

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities follows:

	December 31,
(In thousands)	2015	2014
Allowance for loan loss	$8,029	$8,929
Deferred compensation	5,730	5,442
Accrued expenses	1,515	1,854
Investments in partnerships	1,177	1,031
Write-downs and costs associated with other real estate owned	435	491
Loans	659	678
Other-than-temporary impairment	347	310
Other assets	187	219
Total deferred tax assets	18,079	18,954

Securities	1,655	2,594
Property and equipment	1,158	1,250
Loan costs	843	756
Prepayment penalty on modification of FHLB advances	-	76
Mortgage servicing rights	315	356
Leases	611	422
Core deposit intangible	573	652
Other liabilities	473	430
Total deferred tax liabilities	5,628	6,536
Valuation allowance	86	41
Net deferred tax asset	$12,365	$12,377

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2015.

Realization of deferred tax assets associated with the investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded as of December 31, 2015 and 2014.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As December 31, 2015 and 2014, the gross amount of unrecognized tax benefits, including penalties and interest, was $42 thousand. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2011.

A reconciliation of the amount of unrecognized tax benefits follows:

(In thousands)	2015	2014
Balance as of January 1	$40	$40
Increases - current year tax positions	11	11
Increases - prior year tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	(11)	(11)
Balance as of December 31	$40	$40

(9) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2015	2014
Interest bearing demand	$737,347	$502,801
Savings	127,496	111,624
Money market	655,729	673,925
Time deposits greater than $250,000	38,988	41,137
Other time deposits	228,374	270,193

Total interest bearing deposits	$1,787,934	$1,599,680

Interest expense related to certificates of deposit and other time deposits in denominations of $250 thousand or more was $313 thousand, $437 thousand, and $657 thousand, respectively, for the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)

2016	$186,594
2017	52,936
2018	14,063
2019	7,547
2020 and thereafter	6,222

$267,362

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $25.5 million and $19.8 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, Bancorp had $774 thousand and $654 thousand, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(10) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and generally mature within one business day from the transaction date. At December 31, 2015, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2015	2014

Average balance during the year	$65,140	$61,748
Average interest rate during the year	0.23%	0.23%
Maximum month-end balance during the year	$82,467	$69,559

(11) Advances from the Federal Home Loan Bank

Bancorp had outstanding borrowings of $43.5 million at December 31, 2015, via 12 separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $13.5 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	December 31, 2015		December 31, 2014
Year	Advance	Fixed Rate	Advance	Fixed Rate
2015	$-	-	$30,000	2.30%
2016	30,000	0.55%	-	-
2020	1,838	2.23	1,885	2.23
2021	429	2.12	497	2.12
2024	2,865	2.36	3,064	2.36
2025	6,991	2.44	-	-
2028	1,345	1.48	1,386	1.47

Total	$43,468	1.09%	$36,832	2.27%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth. At December 31, 2015, the amount of available credit from the FHLB totaled $393.0 million.

(12) Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2015, 2014, and 2013.

(in thousands)	Net unrealized gains (losses) on securities available-for-sale	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total

Balance at December 31, 2012	$5,887	$-	$(466)	$5,421

Other comprehensive (loss) income before reclassifications	(7,863)	-	206	(7,657)
Amounts reclassified from accumulated other comprehensive income	3	16	-	19
Net current period other comprehensive (loss) income	(7,860)	16	206	(7,638)
Balance at December 31, 2013	$(1,973)	$16	$(260)	$(2,217)

Other comprehensive income before reclassifications	4,423	-	(127)	4,296
Amounts reclassified from accumulated other comprehensive income	6	-	-	6

Net current period other comprehensive income (loss)	4,429	-	(127)	4,302
Balance at December 31, 2014	$2,456	$16	$(387)	$2,085

Other comprehensive (loss) income before reclassifications	(1,558)	(76)	114	(1,520)
Amounts reclassified from accumulated other comprehensive income	67	-	-	67
Net current period other comprehensive (loss) income	(1,491)	(76)	114	(1,453)
Balance at December 31, 2015	$965	$(60)	$(273)	$632

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2015, 2014 and 2013.

Details about Accumulated Other Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)			Affected line item in the Consolidated Statements of Income

	For the years ended December 31,
(in thousands)	2015	2014	2013
Unrealized gains (losses) on securities available-for-sale:
Realized loss on sale of available-for-sale securities	$-	$(9)	$(5)	Loss on sale of securities
OTTI impairment of equity security	(103)	-	-	Other non-interest expense
Effect of income taxes	36	3	2	Income tax expense
Reclassifications, net of income taxes	$(67)	$(6)	$(3)

(13) Subordinated Debentures

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

(14) Preferred Stock and Common Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized); the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved increasing the number of authorized common shares from 20,000,000 to 40,000,000.

(15) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2015	2014	2013

Net income, basic and diluted	$37,187	$34,822	$27,170

Average shares outstanding, basic	14,725	14,559	14,223
Effect of dilutive securities	248	203	130

Average shares outstanding including dilutive securities	14,973	14,762	14,353

Net income per share, basic	$2.53	$2.39	$1.91

Net income per share, diluted	$2.48	$2.36	$1.89

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2015, 2014, and 2013 were $1.8 million, $1.7 million, and $1.7 million, respectively, and are recorded within salaries and employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2015 and 2014, the KSOP held 433,400 and 489,005, respectively, shares of Bancorp stock.

In addition Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $171 thousand, $228 thousand, and $205 thousand in 2015, 2014 and 2013 respectively. At December 31, 2015 and 2014, the amounts included in other liabilities in the consolidated financial statements for this plan were $4.9 million and $4.7 million, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

Bancorp sponsors an unfunded non-qualified defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or the benefits to participants. Benefits vest based on 25 years of service. The former officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Bancorp uses a December 31 measurement date for this plan. At December 31, 2015 and 2014, the accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.1 million and $2.2 million, respectively. Discount rates of 4.28% and 3.85% were used in 2015 and 2014, respectively, in determining the actuarial present value of the projected benefit obligation. The actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the ultimate beneficiary, on certain current and former executives. The income from these policies helps offset the cost of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2015 and 2014.

Information about the components of the net periodic benefit cost of the defined benefit plan, recorded in salaries and employee benefits, is as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013

Components of net periodic benefit cost:
Service cost	$-	$-	$-
Interest cost	83	90	83
Expected return on plan assets	-	-	-
Amortization of prior service cost	-	-	-
Amortization of net losses	59	36	60

Net periodic benefit cost	$142	$126	$143

The benefits expected to be paid in each year from 2016 to 2020 and beyond are listed in the table below.

(In thousands)	Benefits
2016	$84
2017	84
2018	84
2019	84
2020	84
Beyond 2020	3,278

Total future payments	$3,698

The expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2015. There are no obligations for other post-retirement and post-employment benefits.

(17) Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of December 31, 2015, there were 364,280 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

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

Grants of performance stock units (“PSUs”) vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Beginning in 2015, grants require a one year post-vesting holding periods and the fair value of such grants incorporates a liquidity discount of 4.50% related to the holding period.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

(in thousands)
	2015	2014	2013
Stock-based compensation expense before income taxes	$2,134	$2,016	$1,940
Less: deferred tax benefit	(747)	(706)	(679)
Reduction of net income	$1,387	$1,310	$1,261

As of December 31, 2015 Bancorp has $3.6 million of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $3.3 million, $2.5 million and $2.4 million from the exercise of options during 2015, 2014 and 2013, respectively.

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

Assumptions	2015	2014	2013

Dividend yield	2.97%	2.94%	2.80%
Expected volatility	22.81%	23.66%	22.54%
Risk free interest rate	1.91%	2.22%	1.26%
Expected life of SARs (years)	7.5	7.0	6.6

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

A summary of stock option and SARs activity and related information for the year ended December 31, 2015 follows.

	Options and SARs (in thousands)	Exercise price	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average fair value	Weighted average remaining contractual life (in years)

At December 31, 2014
Vested and exercisable	524	$21.03-26.83	$23.84	$4,981	$5.35	3.5
Unvested	194	21.03-29.16	24.83	1,650	4.57	7.7
Total outstanding	718	21.03-29.16	24.11	6,631	5.14	4.6

Activity during 2015
SARs granted	50	34.43-36.83	34.48	167	5.95
Exercised	(154)	21.03-26.83	24.40	1,970	5.78
Forfeited	-	-	-	-	-

At December 31, 2015
Vested and exercisable	437	21.03-29.16	23.62	6,191	5.09	3.7
Unvested	177	22.86-36.83	27.99	1,733	4.93	7.7
Total outstanding	614	21.03-36.83	24.88	$7,924	5.04	4.8

Vested year-to-date	67	$21.03-29.16	$23.77	$939	$4.65

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The aggregate intrinsic value of stock options and SARs exercised in 2015, 2014 and 2013 was $2.0 million, $1.1 million and $1.1 million, respectively. The aggregate intrinsic value of stock options and SARs exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of SARs granted in 2015, 2014 and 2013 were $5.95, $5.37 and $3.61, respectively.

Options and SARs outstanding, stated in thousands, at December 31, 2015 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding
2016	6	6	$24.07
2017	91	91	26.80
2018	64	64	23.37
2019	65	65	22.14
2020	74	74	21.03
2021	57	46	23.78
2022	90	54	22.87
2023	54	25	22.89
2024	62	12	29.05
2025	51	-	34.48
	614	437	$24.88

For the three year period ending December 31, 2015, Bancorp granted shares of restricted common stock as outlined in the following table:

	Number	Grant date weighted- average cost
Unvested at December 31, 2012	113,910	$22.55
Shares awarded	55,275	22.93
Restrictions lapsed and shares released to employees/directors	(39,909)	22.29
Shares forfeited	(4,720)	23.45
Unvested at December 31, 2013	124,556	$22.77
Shares awarded	39,730	29.12
Restrictions lapsed and shares released to employees/directors	(44,724)	22.69
Shares forfeited	(5,469)	23.77
Unvested at December 31, 2014	114,093	$24.95
Shares awarded	35,265	34.48
Restrictions lapsed and shares released to employees/directors	(40,510)	23.84
Shares forfeited	(4,649)	28.46
Unvested at December 31, 2015	104,199	$28.46

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

Grant year	Vesting period in years	Fair value at grant date	Expected shares to be awarded
2013	3	$20.38	36,792
2014	3	26.42	33,349
2015	3	30.03	19,774

In the first quarter of 2015, Bancorp awarded 6,080 RSUs to directors of Bancorp with a grant date fair value of $200 thousand. In the second quarter of 2015, 760 RSUs were cancelled in conjunction with a director’s resignation, leaving 5,320 RSUs outstanding with a grant date fair value of $175 thousand.

Bancorp has no equity compensation plans which have not been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all the Bancorp’s equity compensation plans as of December 31, 2015.

Plan category (shares in thousands)	Number of shares to be issued upon exercise		Weighted average exercise price		Shares available for future issuance (a)

Equity compensation plans approved by security holders:
Stock options	97		$26.62		364
Stock appreciation rights (SARs)		(b)		(b)		(a)
Restricted common stock	104		N/A			(a)
Performance stock units		(c)	N/A			(a)
Restricted stock units	5		N/A			(a)
Total shares	206				364

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units

(b)

At December 31, 2015, approximately 517,000 SARs were outstanding at a weighted average grant price of $24.56. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 120,000 shares. As of December 31, 2015, the expected shares to be awarded are 89,915.

(18) Dividend Restriction

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2015, the Bank may pay an amount equal to $57.2 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2015, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $636.9 million including standby letters of credit of $12.8 million represent normal banking transactions. Commitments to extend credit were $463.0 million, including letters of credit of $11.0 million, as of December 31, 2014. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2015, Bancorp has accrued $432 thousand in other liabilities for inherent risks related to unfunded credit commitments.

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

Year	Total amount
2016	$1,856,000
2017	1,860,000
2018	1,404,000
2019	1,180,000
2020	874,000
Thereafter	2,937,000
Total	$10,111,000

Rent expense, net of sublease income, was $1.7 million in 2015, $1.8 million in 2014, and $1.7 million in 2013.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. The terms of the agreements range from 4 to 18 months. The maximum potential future exposure to Bancorp at December 31, 2014 was $3.7 million. If an event of default on all contracts had occurred at December 31, 2015, Bancorp would have been required to make payments of approximately $3.2 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of December 31, 2015, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(20) Assets and Liabilities Measured and Reported at Fair Value

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

Below are carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$80,000	$80,000	$-	$-
Government sponsored enterprise obligations	251,893	-	251,893	-
Mortgage-backed securities - government agencies	169,628	-	169,628	-
Obligations of states and political subdivisions	63,702	-	63,702	-
Corporate equity securities	653	653	-	-

Total investment securities available-for-sale	565,876	80,653	485,223	-

Interest rate swaps	461	-	461	-

Total assets	$566,337	$80,653	$485,684	$-

Liabilities

Interest rate swaps	$554	$-	$554	$-

(in thousands)	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$70,000	$70,000	$-	$-
Government sponsored enterprise obligations	204,986	-	204,986	-
Mortgage-backed securities - government agencies	174,270	-	174,270	-
Obligations of states and political subdivisions	62,834	-	62,834	-
Corporate equity securities	966	966	-	-

Total investment securities available-for-sale	513,056	70,966	442,090	-

Interest rate swaps	425	-	425	-

Total assets	$513,481	$70,966	$442,515	$-

Liabilities

Interest rate swaps	$401	$-	$401	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2015 or 2014.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2015 and 2014 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, MSRs are not included in either table below for December 31, 2015 or 2014. See Note 7 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of December 31, 2015, total impaired loans with a valuation allowance were $2.6 million, and the specific allowance totaled $544 thousand, resulting in a fair value of $2.1 million, compared to total impaired loans with a valuation allowance of $7.8 million, and the specific allowance allocation totaling $1.4 million, resulting in a fair value of $6.4 million at December 31, 2014. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At December 31, 2015 and 2014, carrying value of all other real estate owned was $4.5 million and $6.0 million, respectively.

Below are carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$2,058	$-	$-	$2,058	$(208)
Other real estate owned	3,782	-	-	3,782	(2)

Total	$5,840	$-	$-	$5,840	$(210)

(in thousands)	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$6,449	$-	$-	$6,449	$(405)
Other real estate owned	5,032	-	-	5,032	(42)

Total	$11,481	$-	$-	$11,481	$(447)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the years ended December 31, 2015, 2014 and 2013, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying amount	Valuation technique	Significant unobservable input	Weighted average of input
Impaired loans - collateral dependent	$2,058	Appraisal	Appraisal discounts (%)	8.4%
Other real estate owned	3,782	Appraisal	Appraisal discounts (%)	18.6%

(21) Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
December 31, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$103,833	$103,833	$103,833	$-	$-
Mortgage loans held for sale	6,800	7,112	-	7,112	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,010,566	2,021,776	-	-	2,021,776
Accrued interest receivable	6,610	6,610	6,610	-	-

Financial liabilities
Deposits	$2,371,702	$2,371,300	$-	$-	$2,371,300
Short-term borrowings	87,003	87,003	-	87,003	-
FHLB Advances	43,468	43,647	-	43,647	-
Accrued interest payable	127	127	127	-	-

December 31, 2014

Financial assets
Cash and short-term investments	$74,241	$74,241	$74,241	$-	$-
Mortgage loans held for sale	3,747	3,876	-	3,876	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	1,843,630	1,863,568	-	-	1,863,568
Accrued interest receivable	5,980	5,980	5,980	-	-

Financial liabilities
Deposits	$2,123,627	$2,124,904	$-	$-	$2,124,904
Short-term borrowings	116,949	116,949	-	116,949	-
FHLB Advances	36,832	37,714	-	37,714	-
Accrued interest payable	131	131	131	-	-

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

(22) Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for 2015 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At December 31, 2015 and 2014, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Notional amount	$10,788	$7,217	$10,788	$7,217
Weighted average maturity (years)	6.9	6.8	6.9	6.8
Fair value	$(461)	$(401)	$461	$401

In 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2013 and ends December 6, 2016. In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matures December 6, 2020. For purposes of hedging, the rolling fixed rate advances are considered to be floating rate liabilities. The interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of December 31, 2015 and 2014.

(dollars in thousands)

Notional amount	Maturity date	Receive (variable) index	Pay fixed swap rate	Fair value December 31, 2015	Fair value December 31, 2014
$10,000	12/6/2016	US 3 Month LIBOR	0.72%	$8	$24
20,000	12/6/2020	US 3 Month LIBOR	1.79	(101)	NA
$30,000			1.43%	$(93)	$24

(23) Regulatory Matters

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (“Basel III”) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Capital ratios for December 31, 2014 were calculated using the former rules and for December 31, 2015 ratios were calculated using the new Basel III rules. For Bancorp, key differences under Basel III include risk weighting for loan commitments under one year and higher risk weighting for certain commercial real estate and construction loans. These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios. Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2015 and 2014.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of December 31, 2015 and 2014 follows:

(dollars in thousands)
	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$307,666	13.31%	$184,923	8.00%	NA	NA
Bank	298,129	12.91	184,743	8.00	$230,929	10.00%

Common Equity Tier 1 risk-based capital (2)
Consolidated	284,793	12.32	104,023	4.50	NA	NA
Bank	275,256	11.92	103,914	4.50	138,552	6.00

Tier 1 risk-based capital (1)
Consolidated	284,793	12.32	138,698	6.00	NA	NA
Bank	275,256	11.92	138,552	6.00	138,552	6.00

Leverage (3)
Consolidated	284,793	10.53	108,183	4.00	NA	NA
Bank	275,256	10.19	108,049	4.00	135,062	5.00

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$280,228	13.86%	$161,748	8.00%	NA	NA
Bank	274,345	13.59	161,498	8.00	$201,873	10.00%

Tier 1 risk-based capital (1)
Consolidated	255,308	12.63	80,858	4.00	NA	NA
Bank	249,425	12.36	80,720	4.00	121,080	6.00

Leverage (3)
Consolidated	255,308	10.26	74,651	3.00	NA	NA
Bank	249,425	10.04	74,529	3.00	124,216	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio became effective January 2015.
(3)	Ratio is computed in relation to average assets.

NA –Not applicable. Regulatory framework does not define well capitalized for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2015	2014

Assets
Cash on deposit with subsidiary bank	$5,722	$2,926
Investment in and receivable from subsidiaries	276,981	254,011
Other assets	3,840	2,981
Total assets	$286,543	$259,918

Liabilities and stockholders' equity
Other liabilities	$24	$23
Total stockholders’ equity	286,519	259,895
Total liabilities and stockholders’ equity	$286,543	$259,918

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2015	2014	2013

Income - dividends and interest from subsidiaries	$14,244	$3,300	$30,090
Income - interest income from securities	-	-	27
Other income	15	183	174
Expenses	2,511	2,472	7,260
Income before income taxes and equity in undistributed net income of subsidiary	11,748	1,011	23,031
Income tax benefit	(1,016)	(1,018)	(2,583)
Income before equity in undistributed net income of subsidiary	12,764	2,029	25,614
Equity in undistributed net income of subsidiary	24,423	32,793	1,556
Net income	$37,187	$34,822	$27,170

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2015	2014	2013

Operating activities
Net income	$37,187	$34,822	$27,170
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(24,423)	(32,793)	(1,556)
(Increase) decrease in receivable from subsidiaries	(842)	2,514	(21,896)
Stock compensation expense	2,134	2,016	1,940
Excess tax benefits from share- based compensation arrangements	(673)	(378)	(265)
Depreciation, amortization and accretion, net	11	45	1,396
Decrease (increase) in other assets	531	(179)	4,453
Increase in other liabilities	91	115	545

Net cash provided by operating activities	14,016	6,162	11,787

Investing activities
Proceeds from maturities of securities available for sale	—	—	1,000
Cash for acquisition, net of cash acquired	—	—	8,963

Net cash provided by investing activities	—	—	9,963

Financing activities
Repayments of subordinated debentures	-	-	(30,900)
Proceeds from stock options	3,249	2,473	2,435
Excess tax benefit from share-based compensation arrangements	673	378	265
Common stock repurchases	(918)	(616)	(331)
Cash dividends paid	(14,224)	(12,924)	(11,670)

Net cash used in financing activities	(11,220)	(10,689)	(40,201)

Net increase (decrease) in cash	2,796	(4,527)	(18,451)
Cash at beginning of year	2,926	7,453	25,904

Cash at end of year	$5,722	$2,926	$7,453

(25) Segments

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

Selected financial information by business segment follows:

(In thousands)	Commercial banking	Investment management and trust	Total
Year ended December 31, 2015
Net interest income	$88,124	$194	$88,318
Provision for loan losses	750	-	750
Investment management and trust services	-	18,026	18,026
All other non-interest income	21,924	-	21,924
Non-interest expense	62,748	10,650	73,398
Income before income taxes	46,550	7,570	54,120
Tax expense	14,238	2,695	16,933
Net income	$32,312	$4,875	$37,187

Year ended December 31, 2014
Net interest income	$83,570	$187	$83,757
Credit for loan losses	(400)	-	(400)
Investment management and trust services	-	18,212	18,212
All other non-interest income	20,913	30	20,943
Non-interest expense	62,523	10,686	73,209
Income before income taxes	42,360	7,743	50,103
Tax expense	12,527	2,754	15,281
Net income	$29,833	$4,989	$34,822

Year ended December 31, 2013
Net interest income	$77,144	$154	$77,298
Provision for loan losses	6,550	-	6,550
Investment management and trust services	-	16,287	16,287
All other non-interest income	22,654	61	22,715
Non-interest expense	61,891	9,461	71,352
Income before income taxes	31,357	7,041	38,398
Tax expense	8,740	2,488	11,228
Net income	$22,617	$4,553	$27,170

(26) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2015, 2014 and 2013:

	2015
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$24,039	$23,284	$23,000	$22,847
Interest expense	1,217	1,203	1,199	1,233
Net interest income	22,822	22,081	21,801	21,614
Provision for loan losses	750	-	-	-
Net interest income after provision	22,072	22,081	21,801	21,614
Non-interest income	10,073	9,985	10,219	9,673
Non-interest expenses	18,322	18,430	18,867	17,779
Income before income taxes	13,823	13,636	13,153	13,508
Income tax expense	4,177	4,352	4,151	4,253
Net income	$9,646	$9,284	$9,002	$9,255

Basic earnings per share	$0.65	$0.63	$0.61	$0.63
Diluted earnings per share	0.64	0.62	0.60	0.62

	2014
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,778	$22,692	$22,013	$21,604
Interest expense	1,267	1,329	1,358	1,376
Net interest income	21,511	21,363	20,655	20,228
(Credit) provision for loan losses	-	(2,100)	1,350	350
Net interest income after provision	21,511	23,463	19,305	19,878
Non-interest income	9,773	9,850	10,057	9,475
Non-interest expenses	19,255	18,709	17,701	17,544
Income before income taxes	12,029	14,604	11,661	11,809
Income tax expense	3,307	4,715	3,627	3,632
Net income	$8,722	$9,889	$8,034	$8,177

Basic earnings per share	$0.60	$0.68	$0.55	$0.56
Diluted earnings per share	0.59	0.67	0.55	0.56

	2013
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,069	$22,267	$21,293	$20,835
Interest expense	2,226	2,250	2,318	2,372
Net interest income	19,843	20,017	18,975	18,463
Provision for loan losses	1,575	1,325	1,325	2,325
Net interest income after provision	18,268	18,692	17,650	16,138
Non-interest income	9,811	9,652	10,311	9,228
Non-interest expenses	19,380	17,571	18,822	15,579
Income before income taxes	8,699	10,773	9,139	9,787
Income tax expense	2,386	3,091	2,732	3,019
Net income	$6,313	$7,682	$6,407	$6,768

Basic earnings per share	$0.44	$0.53	$0.45	$0.49
Diluted earnings per share	0.43	0.53	0.45	0.49

Note:  The sum of earnings per share of each of the quarters in 2015, 2014 and 2013 may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stock Yards Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stock Yards Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky

March 4, 2016

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2015.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2015.

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

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2015, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, no changes occurred during the fiscal quarter ended December 31, 2015 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2015.  The report expresses an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2015.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited Stock Yards Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stock Yards Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stock Yards Bancorp and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Louisville, Kentucky

March 4, 2016

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of directors of Bancorp follows:

J. McCauley Brown – Retired Vice President, Brown-Forman Corporation;

Charles R. Edinger, III – President, J. Edinger & Son. Inc.;

David P. Heintzman – Chairman and Chief Executive Officer, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Carl G. Herde –Chief Financial Officer, Baptist Healthcare System, Inc.;

James A. Hillebrand –President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter – President, Catholic Education Foundation;

Richard Northern – Partner, Wyatt, Tarrant & Combs

Stephen M. Priebe – President, Hall Contracting

Nicholas X. Simon – President and Chief Executive Officer, Publishers Printing Company, LLC;

Norman Tasman – President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Kathy C. Thompson – Senior Executive Vice President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company.

The Board of Directors of Bancorp has adopted a code of ethics for its chief executive officer and financial executives.  A copy of the code of ethics is filed as an exhibit to this Annual Report.

Item 11.	Executive Compensation

Information regarding the compensation of Bancorp’s executive officers and directors is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION – REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement.

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

The information required by this item concerning equity compensation plan information is included in Note 17 of the Notes to Consolidated Financial Statements.

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

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Income - years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income - years ended December 31, 2015, 2014 and 2013Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - years ended December 31, 2015, 2014 and 2013

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

3.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock and adopt majority voting in uncontested director elections, filed with the Secretary of State of Kentucky on April 23, 2015. Exhibit 3.1 to Form 8-K filed April 27, 2015, is incorporated by reference herein.

3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 27, 2015, is incorporated by reference herein.
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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2015

Annual Report on Form 10-K, filed on March 4, 2016, formatted in eXtensible

Business Reporting Language (XBRL):

(1)Consolidated Balance Sheets

(2)Consolidated Statements of Income

(3)Consolidated Statements of Comprehensive Income

(4)Consolidated Statements of Changes in Stockholders’ Equity

(5)Consolidated Statements of Cash Flows

(6)Notes to Consolidated Financial Statements

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

March 4, 2016	STOCK YARDS BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 4, 2016
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 4, 2016
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 4, 2016
Nancy B. Davis	Officer (principal financial and accounting
officer)

/s/ J. McCauley Brown	Director	March 4, 2016
J. McCauley Brown

/s/ Charles R. Edinger, III	Director	March 4, 2016
Charles R. Edinger, III

/s/ Carl G. Herde	Director	March 4, 2016
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 4, 2016
Richard A. Lechleiter

/s/ Richard Northern	Director	March 4, 2016
Richard Northern

/s/ Stephen M. Priebe	Director	March 4, 2016
Stephen M. Priebe

/s/ Nicholas X. Simon	Director	March 4, 2016
Nicholas X. Simon

/s/ Norman Tasman	Director	March 4, 2016
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 4, 2016
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

3.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock and adopt majority voting in uncontested director elections, filed with the Secretary of State of Kentucky on April 23, 2015. Exhibit 3.1 to Form 8-K filed April 27, 2015, is incorporated by reference herein.

3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 27, 2015, is incorporated by reference herein.
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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2015

Annual Report on Form 10-K, filed on March 4, 2016, formatted in eXtensible

Business Reporting Language (XBRL):

(1)Consolidated Balance Sheets

(2)Consolidated Statements of Income

(3)Consolidated Statements of Comprehensive Income

(4)Consolidated Statements of Changes in Stockholders’ Equity

(5)Consolidated Statements of Cash Flows

(6)Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.