Form 10-Q
period 2016-03-31
Stock Yards Bancorp, Inc.
filed 2016-05-06
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

Yes ☐   No  ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 25, 2016, was 14,985,768.

Stock Yards Bancorp, inc. and subsidiary

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update

Bancorp	Stock Yards Bancorp, Inc.

Bank	Stock Yards Bank & Trust Company

BOLI	Bank Owned Life Insurance

BP	Basis Point = 1/100th of one percent

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FNMA	Federal National Mortgage Association

GNMA	Government National Mortgage Association

IM&T	Investment Management and Trust

LIBOR	London Interbank Offered Rate

MSR	Mortgage Servicing Right

OAEM	Other Assets Especially Mentioned

OREO	Other Real Estate Owned

PSU	Performance Stock Unit

RSU	Restricted Stock Unit

SAR	Stock Appreciation Right

SEC	Securities and Exchange Commission

TDR	Troubled Debt Restructuring

US GAAP	United States Generally Accepted Accounting Principles

VA	U.S. Department of Veterans Affairs

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands, except share data)

	March 31,	December 31,
Assets	2016	2015
	(Unaudited)
Cash and due from banks	$35,022	$35,895
Federal funds sold	13,016	67,938
Cash and cash equivalents	48,038	103,833
Mortgage loans held for sale	3,984	6,800
Securities available-for-sale (amortized cost of $561,906 in 2016 and $564,391 in 2015)	569,012	565,876
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	2,094,488	2,033,007
Less allowance for loan losses	22,451	22,441
Net loans	2,072,037	2,010,566
Premises and equipment, net	39,975	39,557
Bank owned life insurance	31,217	30,996
Accrued interest receivable	7,146	6,610
Other assets	46,351	46,216
Total assets	$2,824,107	$2,816,801
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$606,375	$583,768
Interest bearing	1,759,725	1,787,934
Total deposits	2,366,100	2,371,702
Securities sold under agreements to repurchase	54,781	64,526
Federal funds purchased	30,083	22,477
Accrued interest payable	119	127
Other liabilities	33,465	27,982
Federal Home Loan Bank advances	43,236	43,468
Total liabilities	2,527,784	2,530,282
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 14,985,129 and 14,919,351 shares in 2016 and 2015, respectively	10,835	10,616
Additional paid-in capital	45,733	44,180
Retained earnings	235,809	231,091
Accumulated other comprehensive income	3,946	632
Total stockholders’ equity	296,323	286,519
Total liabilities and stockholders’ equity	$2,824,107	$2,816,801

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the three months ended March 31, 2016 and 2015 (Unaudited)

(In thousands, except per share data)

	2016	2015
Interest income:
Loans	$21,993	$20,415
Federal funds sold	189	68
Mortgage loans held for sale	60	39
Securities – taxable	2,155	2,034
Securities – tax-exempt	303	291
Total interest income	24,700	22,847
Interest expense:
Deposits	996	973
Federal funds purchased	15	7
Securities sold under agreements to repurchase	33	37
Federal Home Loan Bank advances	187	216
Total interest expense	1,231	1,233
Net interest income	23,469	21,614
Provision for loan losses	500	—
Net interest income after provision for loan losses	22,969	21,614
Non-interest income:
Investment management and trust revenue	4,612	4,552
Service charges on deposit accounts	2,146	2,080
Bankcard transaction revenue	1,310	1,122
Mortgage banking revenue	794	828
Brokerage commissions and fees	443	461
Bank owned life insurance income	221	222
Other	556	408
Total non-interest income	10,082	9,673
Non-interest expenses:
Salaries and employee benefits	12,195	11,100
Net occupancy expense	1,524	1,469
Data processing expense	1,544	1,454
Furniture and equipment expense	285	247
FDIC insurance expense	328	297
Amortization of investment in tax credit partnerships	1,015	158
Other	2,649	3,054
Total non-interest expenses	19,540	17,779
Income before income taxes	13,511	13,508
Income tax expense	3,676	4,253
Net income	$9,835	$9,255
Net income per share:
Basic	$0.66	$0.63
Diluted	$0.65	$0.62
Average common shares:
Basic	14,836	14,647
Diluted	15,061	14,852

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2016 and 2015 (Unaudited)

(In thousands)

	2016	2015
Net income	$9,835	$9,255
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized gains arising during the period (net of tax of $1,968 and $1,011, respectively)	3,653	1,880
Unrealized (losses) gains on hedging instruments:
Unrealized (losses) gains arising during the period (net of tax of ($183) and ($9), respectively)	(339)	(19)

Other comprehensive income	3,314	1,861
Comprehensive income	$13,149	$11,116

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2016 and 2015 (Unaudited)

(In thousands, except per share data)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Retained earnings	comprehensive income	Total
Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895

Net income	—	—	—	9,255	—	9,255

Other comprehensive income, net of tax	—	—	—	—	1,861	1,861

Stock compensation expense	—	—	501	—	—	501

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	66	219	1,112	(1,346)	—	(15)

Cash dividends, $0.23 per share	—	—	—	(3,393)	—	(3,393)

Shares repurchased or cancelled	(16)	(51)	(452)	—	—	(503)

Balance March 31, 2015	14,795	$10,203	$39,352	$214,100	$3,946	$267,601

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519

Net income	—	—	—	9,835	—	9,835

Other comprehensive income, net of tax	—	—	—	—	3,314	3,314

Stock compensation expense	—	—	513	—	—	513

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	70	232	1,146	(1,499)	—	(121)

Cash dividends, $0.25 per share	—	—	—	(3,737)	—	(3,737)

Shares repurchased or cancelled	(4)	(13)	(106)	119	—	—

Balance March 31, 2016	14,985	$10,835	$45,733	$235,809	$3,946	$296,323

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015 (Unaudited)

(In thousands)

	2016	2015
Operating activities:
Net income	$9,835	$9,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	—
Depreciation, amortization and accretion, net	2,662	1,672
Deferred income tax provision	1,179	1,090
Gain on sales of mortgage loans held for sale	(462)	(560)
Origination of mortgage loans held for sale	(20,788)	(27,100)
Proceeds from sale of mortgage loans held for sale	24,066	24,926
Bank owned life insurance income	(221)	(222)
Loss on the disposal of premises and equipment	-	9
(Gain) loss on the sale of other real estate	(333)	20
Stock compensation expense	513	501
Excess tax benefits from share-based compensation arrangements	(404)	(154)
(Increase) decrease in accrued interest receivable and other assets	(4,774)	237
Increase (decrease) in accrued interest payable and other liabilities	5,871	(3,036)
Net cash provided by operating activities	17,644	6,638
Investing activities:
Purchases of securities available-for-sale	(117,915)	(70,664)
Proceeds from sale of securities available for sale	-	5,934
Proceeds from maturities of securities available-for-sale	119,615	108,502
Net increase in loans	(62,660)	(5,644)
Purchases of premises and equipment	(1,169)	(1,728)
Proceeds from sale of other real estate	513	272
Net cash (used in) provided by investing activities	(61,616)	36,672
Financing activities:
Net decrease in deposits	(5,602)	(13,398)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(2,139)	(42,635)
Proceeds from Federal Home Loan Bank advances	30,000	10,000
Repayments of Federal Home Loan Bank advances	(30,232)	(10,088)
Issuance of common stock for options and performance stock units	495	167
Excess tax benefits from share-based compensation arrangements	404	154
Common stock repurchases	(1,020)	(839)
Cash dividends paid	(3,729)	(3,393)
Net cash used in financing activities	(11,823)	(60,032)
Net decrease in cash and cash equivalents	(55,795)	(16,722)
Cash and cash equivalents at beginning of period	103,833	74,241
Cash and cash equivalents at end of period	$48,038	$57,519
Supplemental cash flow information:
Income tax payments	-	1
Cash paid for interest	1,239	1,237
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$689	$146

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

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2015 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2016 are not necessarily indicative of the results for the entire year.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at March 31, 2016 for qualitative factors including, among other factors, economic and business conditions in each of our primary markets, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, dependency upon the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized		Fair
March 31, 2016	cost	Gains	Losses	value

Government sponsored enterprise obligations	$333,470	$3,608	$162	$336,916

Mortgage-backed securities - government agencies	166,933	2,601	423	169,111
Obligations of states and political subdivisions	60,850	1,512	26	62,336
Corporate equity securities	653	-	4	649

Total securities available for sale	$561,906	$7,721	$615	$569,012

December 31, 2015

U.S. Treasury and other U.S. Government obligations	$79,999	$1	$-	$80,000
Government sponsored enterprise obligations	251,190	1,468	765	251,893

Mortgage-backed securities - government agencies	170,139	1,143	1,654	169,628
Obligations of states and political subdivisions	62,410	1,342	50	63,702
Corporate equity securities	653	-	-	653

Total securities available for sale	$564,391	$3,954	$2,469	$565,876

Corporate equity securities, included in the available-for-sale portfolio at March 31, 2016 and December 31, 2015, consisted of common stock in a publicly-traded small business investment company.

There were no securities classified as held to maturity as of March 31, 2016 or December 31, 2015.

No securities were sold in the first three months of 2016. In the first three months of 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of mortgage-backed securities with small remaining balances and agency securities. These sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by maturity groupings as of March 31, 2016 is shown below.

(in thousands)	Amortized	Fair
Securities available-for-sale	cost	value

Due within 1 year	$115,644	$115,721
Due after 1 but within 5 years	139,936	141,921
Due after 5 but within 10 years	23,300	23,675
Due after 10 years	115,440	117,935
Mortgage-backed securities	166,933	169,111
Corporate equity securities	653	649
Total securities available-for-sale	$561,906	$569,012

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

Securities with a carrying value of approximately $337.8 million at March 31, 2016 and $380.7 million at December 31, 2015 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
March 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Government sponsored enterprise obligations	$141,052	$90	$7,848	$72	$148,900	$162
Mortgage-backed securities - government agencies	7,917	31	28,823	392	36,740	423
Obligations of states and political subdivisions	5,054	15	1,339	11	6,393	26
Corporate equity securities	649	4	-	-	649	4

Total temporarily impaired securities	$154,672	$140	$38,010	$475	$192,682	$615

December 31, 2015
Government sponsored enterprise obligations	$102,098	$500	$8,469	$265	$110,567	$765
Mortgage-backed securities - government agencies	49,774	662	29,936	992	79,710	1,654
Obligations of states and political subdivisions	13,225	31	1,955	19	15,180	50

Total temporarily impaired securities	$165,097	$1,193	$40,360	$1,276	$205,457	$2,469

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2016 and December 31, 2015. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 37 and 70 separate investment positions as of March 31, 2016 and December 31, 2015, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$676,782	$644,398
Construction and development, excluding undeveloped land	139,148	134,482
Undeveloped land	21,519	21,185

Real estate mortgage:
Commercial investment	496,647	482,639
Owner occupied commercial	372,811	375,016
1-4 family residential	234,199	226,575
Home equity - first lien	52,042	50,115
Home equity - junior lien	63,336	63,066
Subtotal: Real estate mortgage	1,219,035	1,197,411

Consumer	38,004	35,531

Total loans	$2,094,488	$2,033,007

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2016 and December 31, 2015.

(in thousands)	Type of loan
March 31, 2016	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$676,782	$139,148	$21,519	$1,219,035	$38,004	$2,094,488

Loans collectively evaluated for impairment	$672,059	$138,827	$21,519	$1,214,376	$37,906	$2,084,687

Loans individually evaluated for impairment	$4,647	$-	$-	$4,173	$98	$8,918

Loans acquired with deteriorated credit quality	$76	$321	$-	$486	$-	$883

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	813	159	94	(578)	12	500
Charge-offs	(348)	-	-	(203)	(117)	(668)
Recoveries	32	10	-	20	116	178
At March 31, 2016	$9,142	$1,929	$908	$10,114	$358	$22,451

Allowance for loans collectively evaluated for impairment	$8,760	$1,929	$908	$9,814	$292	$21,703

Allowance for loans individually evaluated for impairment	$382	$-	$-	$300	$66	$748

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Type of loan
December 31, 2015	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$644,398	$134,482	$21,185	$1,197,411	$35,531	$2,033,007

Loans collectively evaluated for impairment	$639,760	$134,160	$21,185	$1,192,864	$35,463	$2,023,432

Loans individually evaluated for impairment	$4,635	$-	$-	$4,050	$68	$8,753

Loans acquired with deteriorated credit quality	$3	$322	$-	$497	$-	$822

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$24,920
Provision (credit)	793	1,065	(2,131)	872	151	750
Charge-offs	(4,065)	(26)	-	(693)	(597)	(5,381)
Recoveries	98	-	1,400	155	499	2,152
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441

Allowance for loans collectively evaluated for impairment	$8,377	$1,760	$814	$10,667	$279	$21,897

Allowance for loans individually evaluated for impairment	$268	$-	$-	$208	$68	$544

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

The considerations by Bancorp in computing its allowance for loan losses are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

Commercial and industrial loans: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A decline in the strength of the business or a weakened economy and resultant decreased consumer and/or business spending may have an effect on the credit quality in this loan category.

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner occupied residential and commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants in addition to the borrower. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and stock prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in a 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at March 31, 2016 and December 31, 2015. Changes in the fair value adjustment for acquired impaired loans are shown in the following table.

(in thousands)	Accretable discount	Non-accretable discount
Balance at December 31, 2014	$62	$266

Accretion	(59)	(77)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2015	$3	$189

Accretion	(3)	-
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at March 31, 2016	$-	$189

Accretion in the non-accretable discount column represents accretion recorded upon payoff of loans.

Stock Yards Bancorp, inc. and subsidiary

The following table presents loans individually evaluated for impairment.

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
March 31, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$3,544	$4,581	$-	$3,332
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	204	204	-	241
Owner occupied commercial	1,693	2,132	-	1,718
1-4 family residential	1,115	1,115	-	1,011
Home equity - first lien	-	-	-	7
Home equity - junior lien	289	289	-	191
Subtotal: Real estate mortgage	3,301	3,740	-	3,168

Consumer	32	32	-	16
Subtotal	$6,877	$8,353	$-	$6,516

Loans with an allowance recorded:
Commercial and industrial	$1,103	$1,578	$382	$1,310
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	872	872	300	945
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	872	872	300	945

Consumer	66	66	66	67
Subtotal	$2,041	$2,516	$748	$2,322

Total:
Commercial and industrial	$4,647	$6,159	$382	$4,642
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	204	204	-	241
Owner occupied commercial	2,565	3,004	300	2,663
1-4 family residential	1,115	1,115	-	1,011
Home equity - first lien	-	-	-	7
Home equity - junior lien	289	289	-	191
Subtotal: Real estate mortgage	4,173	4,612	300	4,113

Consumer	98	98	66	83
Total	$8,918	$10,869	$748	$8,838

Stock Yards Bancorp, inc. and subsidiary

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$3,119	$3,859	$-	$1,414
Construction and development, excluding undeveloped land	-	151	-	21
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	278	278	-	178
Owner occupied commercial	1,743	2,713	-	1,622
1-4 family residential	906	906	-	661
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	3,032	4,002	-	2,567

Consumer	-	-	-	3
Subtotal	$6,151	$8,012	$-	$4,005

Loans with an allowance recorded:
Commercial and industrial	$1,516	$3,087	$268	$4,612
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,018	1,018	208	1,266
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,018	1,018	208	1,546

Consumer	68	68	68	72
Subtotal	$2,602	$4,173	$544	$6,598

Total:
Commercial and industrial	$4,635	$6,946	$268	$6,026
Construction and development, excluding undeveloped land	-	151	-	389
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	278	278	-	270
Owner occupied commercial	2,761	3,731	208	2,888
1-4 family residential	906	906	-	849
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	4,050	5,020	208	4,113

Consumer	68	68	68	75
Total	$8,753	$12,185	$544	$10,603

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp did not have any loans past due more than 90 days and still accruing interest, compared to $176 thousand at December 31, 2015.

The following table presents the recorded investment in non-accrual loans as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$3,673	$3,643
Construction and development, excluding undeveloped land	-	-
Undeveloped land	-	-

Real estate mortgage
Commercial investment	204	278
Owner occupied commercial	2,565	2,761
1-4 family residential	1,115	906
Home equity - first lien	-	13
Home equity - junior lien	289	92
Subtotal: Real estate mortgage	4,173	4,050

Consumer	32	-

Total	$7,878	$7,693

At March 31, 2016 and December 31, 2015, Bancorp had $1.0 million and $1.1 million of accruing loans classified as TDR, respectively. Bancorp did not modify and classify any additional loans as TDR during the three months ended March 31, 2016 or 2015.

Bancorp did not have any loans accounted for as TDR that were restructured and experienced a subsequent payment default during the three and twelve month periods ended March 31, 2016 or 2015. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at March 31, 2016, had a total allowance allocation of $330 thousand, compared to $177 thousand at December 31, 2015.

At March 31, 2016 and December 31, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR.

Stock Yards Bancorp, inc. and subsidiary

The following table presents the aging of the recorded investment in loans as of March 31, 2016 and December 31, 2015.

			90 or more				Recorded
(in thousands)			days past				investment
			due				> 90 days
	30-59 days	60-89 days	(includes)	Total		Total	and
March 31, 2016	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$654	$37	$3,673	$4,364	$672,418	$676,782	$-
Construction and development, excluding undeveloped land	-	-	-	-	139,148	139,148	-
Undeveloped land	1,859	-	-	1,859	19,660	21,519	-

Real estate mortgage
Commercial investment	315	278	204	797	495,850	496,647	-
Owner occupied commercial	1,495	95	2,565	4,155	368,656	372,811	-
1-4 family residential	626	193	1,115	1,934	232,265	234,199	-
Home equity - first lien	-	-	-	-	52,042	52,042	-
Home equity - junior lien	129	120	289	538	62,798	63,336	-
Subtotal: Real estate mortgage	2,565	686	4,173	7,424	1,211,611	1,219,035	-

Consumer	224	5	32	261	37,743	38,004	-

Total	$5,302	$728	$7,878	$13,908	$2,080,580	$2,094,488	$-

December 31, 2015

Commercial and industrial	$238	$327	$3,643	$4,208	$640,190	$644,398	$-
Construction and development, excluding undeveloped land	-	-	-	-	134,482	134,482	-
Undeveloped land	-	-	-	-	21,185	21,185	-

Real estate mortgage
Commercial investment	290	140	278	708	481,931	482,639	-
Owner occupied commercial	-	-	2,761	2,761	372,255	375,016	-
1-4 family residential	1,147	94	1,082	2,323	224,252	226,575	176
Home equity - first lien	35	51	13	99	50,016	50,115	-
Home equity - junior lien	285	173	92	550	62,516	63,066	-
Subtotal: Real estate mortgage	1,757	458	4,226	6,441	1,190,970	1,197,411	176

Consumer	343	8	-	351	35,180	35,531	-

Total	$2,338	$793	$7,869	$11,000	$2,022,007	$2,033,007	$176

Stock Yards Bancorp, inc. and subsidiary

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans included all risk-rated loans other than those classified as other assets especially mentioned, substandard, and doubtful, which are defined below:

●

Other assets especially mentioned (“OAEM”): Loans classified as OAEM have potential weaknesses that deserve management's close attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp's credit position at some future date.

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

●

Substandard non-performing: Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings. Loans are placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Stock Yards Bancorp, inc. and subsidiary

As of March 31, 2016 and December 31, 2015, the internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
March 31, 2016	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$642,042	$22,907	$7,186	$4,647	$-	$676,782
Construction and development, excluding undeveloped land	137,924	-	1,224	-	-	139,148
Undeveloped land	20,854	-	665	-	-	21,519

Real estate mortgage
Commercial investment	494,426	1,950	67	204	-	496,647
Owner occupied commercial	354,090	12,591	3,565	2,565	-	372,811
1-4 family residential	232,502	582	-	1,115	-	234,199
Home equity - first lien	52,042	-	-	-	-	52,042
Home equity - junior lien	62,997	50	-	289	-	63,336
Subtotal: Real estate mortgage	1,196,057	15,173	3,632	4,173	-	1,219,035

Consumer	37,906	-	-	98	-	38,004

Total	$2,034,783	$38,080	$12,707	$8,918	$-	$2,094,488

December 31, 2015

Commercial and industrial	$612,853	$19,672	$7,238	$4,635	$-	$644,398
Construction and development, excluding undeveloped land	133,342	773	367	-	-	134,482
Undeveloped land	20,513	517	155	-	-	21,185

Real estate mortgage
Commercial investment	480,178	2,183	-	278	-	482,639
Owner occupied commercial	351,707	17,135	3,413	2,761	-	375,016
1-4 family residential	224,645	848	-	1,082	-	226,575
Home equity - first lien	50,102	-	-	13	-	50,115
Home equity - junior lien	62,924	50	-	92	-	63,066
Subtotal: Real estate mortgage	1,169,556	20,216	3,413	4,226	-	1,197,411

Consumer	35,463	-	-	68	-	35,531

Total	$1,971,727	$41,178	$11,173	$8,929	$-	$2,033,007

Stock Yards Bancorp, inc. and subsidiary

(4)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $54.8 million and $64.5 million at March 31, 2016 and December 31, 2015, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At March 31, 2016, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(5)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings of $43.2 million and $43.5 million at March 31, 2016 and December 31, 2015, respectively, via 12 separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $13.2 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	March 31, 2016		December 31, 2015
Year	Advance	Fixed Rate	Advance	Fixed Rate
2016	$30,000	0.59%	$30,000	0.55%
2020	1,826	2.23	1,838	2.23
2021	411	2.12	429	2.12
2024	2,815	2.36	2,865	2.36
2025	6,849	2.44	6,991	2.44
2028	1,335	1.48	1,345	1.48

Total	$43,236	1.11%	$43,468	1.09%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $557.1 million under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At March 31, 2016, the amount of available credit from the FHLB totaled $355.6 million.

Stock Yards Bancorp, inc. and subsidiary

(6)	Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the three months ended March 31, 2016 and 2015.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2014	$2,456	$16	$(387)	$2,085

Other comprehensive income (loss)	1,880	(19)	-	1,861
Net current period other comprehensive income (loss)	1,880	(19)	-	1,861
Balance at March 31, 2015	$4,336	$(3)	$(387)	$3,946

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Other comprehensive income (loss)	3,653	(339)	-	3,314
Net current period other comprehensive income (loss)	3,653	(339)	-	3,314
Balance at March 31, 2016	$4,618	$(399)	$(273)	$3,946

(7)	Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first three months of 2016 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

Stock Yards Bancorp, inc. and subsidiary

At March 31, 2016 and December 31, 2015, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Notional amount	$20,560	$10,788	$20,560	$10,788
Weighted average maturity (years)	6.8	6.9	6.8	6.9
Fair value	$(944)	$(461)	$944	$461

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2016 and December 31, 2015.

(dollars in thousands)
				Fair value	Fair value
Notional	Maturity	Receive (variable)	Pay fixed	March 31,	December 31,
amount	date	index	swap rate	2016	2015
$10,000	12/6/2016	US 3 Month LIBOR	0.72%	$(1)	$8
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(614)	(101)
$30,000			1.43%	$(615)	$(93)

(8)	Goodwill and Intangible Assets

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

In 2013, Bancorp completed the acquisition of THE BANCorp, Inc., parent company of THE BANK – Oldham County, Inc. As a result, Bancorp recorded a core deposit intangible totaling $2.5 million which is being amortized over the expected life of the underlying deposits to which the intangible is attributable. For money market, savings and interest bearing checking accounts, this intangible asset is being amortized using a straight line method over 15 years. For the remainder of deposits, it is being amortized over a 10-year period using an accelerated method which anticipates the life of the underlying deposits. At March 31, 2016, the unamortized core deposit intangible was $1.5 million.

Stock Yards Bancorp, inc. and subsidiary

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at March 31, 2016 and December 31, 2015 were $2.7 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $402.3 million and $410.8 million at March 31, 2016, and December 31, 2015, respectively.

Changes in the net carrying amount of MSRs are shown in the following table:

	For three months
	ended March 31,
(in thousands)	2016	2015
Balance at beginning of period	$1,018	$1,131
Additions for mortgage loans sold	29	116
Amortization	(58)	(180)
Balance at March 31	$989	$1,067

(9)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. The retired officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $33 thousand and $36 thousand, for the three months ended March 31, 2016 and 2015, respectively.

(10)	Commitments and Contingent Liabilities

As of March 31, 2016, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $613.8 million including standby letters of credit of $13.4 million represent normal banking transactions. Commitments to extend credit were $636.9 million, including letters of credit of $12.8 million, as of December 31, 2015. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2016, Bancorp has accrued $387 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Stock Yards Bancorp, inc. and subsidiary

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of March 31, 2016, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(11)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(12)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of March 31, 2016, there were 226,608 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

Options, which have not been granted since 2007, generally had a vesting schedule of 20% per year. Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year. Options and SARs expire ten years after the grant date unless forfeited due to employment termination.

Restricted shares granted to officers vest over five years. All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and 2016, forfeitable dividends are deferred until shares are vested. Fair value of restricted shares is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Beginning in 2015, grants require a one year post-vesting holding periods. For 2015 and 2016, the fair value of such grants incorporates a liquidity discount of 4.80% and 4.50%, respectively, related to the holding period.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs is estimated based on fair value of underlying shares on the date of grant.

Stock Yards Bancorp, inc. and subsidiary

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended
	March 31,
(in thousands)	2016	2015

Stock-based compensation expense before income taxes	$513	$501
Less: deferred tax benefit	(180)	(176)
Reduction of net income	$333	$325

Bancorp expects to record an additional $1.7 million of stock-based compensation expense in 2016 for equity grants outstanding as of March 31, 2016. As of March 31, 2016, Bancorp has $5.4 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $495 thousand and $167 thousand from the exercise of options during the first three months of 2016 and 2015, respectively.

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

	2016	2015

Dividend yield	2.94%	2.97%
Expected volatility	19.31%	22.81%
Risk free interest rate	1.70%	1.91%
Expected life of SARs (years)	7.3	7.5

Dividend yield and expected volatility are based on historical information for Bancorp corresponding to the expected life of options and SARs granted. Expected volatility is the volatility of the underlying shares for the expected term on a monthly basis. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the options. The expected life of SARs is based on actual experience of past like-term SARs. Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SAR activity and related information for the three months ended March 31, 2016 follows:

						Weighted
			Weighted	Aggregate	Weighted	average
	Options		average	intrinsic	average	remaining
	and SARs	Exercise	exercise	value	fair	contractual
	(in thousands)	price	price	(in thousands)	value	life (in years)

At December 31, 2015
Vested and exercisable	437	$21.03-29.16	$23.62	$6,191	$5.09	3.7
Unvested	177	22.86-36.83	27.99	1,733	4.93	7.7
Total outstanding	614	21.03-36.83	24.88	7,924	5.04	4.8

Granted	58	38.63	38.63	-	5.33
Exercised	(26)	24.07-26.83	26.14	293	6.06
Forfeited	-	-	-	-	-

At March 31, 2016
Vested and exercisable	472	21.03-34.43	23.81	6,952	4.99	4.0
Unvested	174	22.86-38.63	32.21	1,105	5.15	8.5
Total outstanding	646	21.03-38.63	26.07	$8,057	5.03	5.2

Vested year-to-date	61	22.86-34.43	26.14	$753	4.70

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

For the periods ending December 31, 2015 and March 31, 2016, Bancorp granted shares of restricted common stock as outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2014	114,093	$24.95
Shares awarded	35,265	34.48
Restrictions lapsed and shares released to employees	(40,510)	23.84
Shares forfeited	(4,649)	28.46
Unvested at December 31, 2015	104,199	$28.46
Shares awarded	33,630	38.63
Restrictions lapsed and shares released to employees	(31,456)	26.78
Shares forfeited	(4,040)	29.47
Unvested at March 31, 2016	102,333	$32.28

Stock Yards Bancorp, inc. and subsidiary

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2014	3	$26.42	33,349
2015	3	30.03	21,258
2016	3	33.92	18,442

In the first quarter of 2016, Bancorp awarded 5,432 RSUs to directors of Bancorp with a grant date fair value of $200 thousand.

(13)	Net Income Per Share

The following table reflects, for the three months ended March 31, 2016 and 2015, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
(In thousands, except per share data)	March 31
	2016	2015
Net income	$9,835	$9,255
Average shares outstanding	14,836	14,647
Dilutive securities	225	205

Average shares outstanding including dilutive securities including dilutive securities	15,061	14,852

Net income per share, basic	$0.66	$0.63
Net income per share, diluted	$0.65	$0.62

(14)	Segments

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

Stock Yards Bancorp, inc. and subsidiary

Selected financial information by business segment for the three month periods ended March 31, 2016 and 2015 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended March 31, 2016
Net interest income	$23,407	$62	$23,469
Provision for loan losses	500	-	500
Investment management and trust revenue	-	4,612	4,612
All other non-interest income	5,470	-	5,470
Non-interest expense	16,895	2,645	19,540
Income before income taxes	11,482	2,029	13,511
Tax expense	2,951	725	3,676
Net income	$8,531	$1,304	$9,835

Three months ended March 31, 2015
Net interest income	$21,560	$54	$21,614
Provision for loan losses	-	-	-
Investment management and trust revenue	-	4,552	4,552
All other non-interest income	5,121	-	5,121
Non-interest expense	15,191	2,588	17,779
Income before income taxes	11,490	2,018	13,508
Tax expense	3,534	719	4,253
Net income	$7,956	$1,299	$9,255

(15)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Current tax expense
Federal	$2,373	$3,076
State	124	87
Total current tax expense	2,497	3,163

Deferred tax expense
Federal	1,101	984
State	78	106
Total deferred tax expense	1,179	1,090
Total income tax expense	$3,676	$4,253

Stock Yards Bancorp, inc. and subsidiary

An analysis of the difference between statutory and effective tax rates for the three months ended March 31, 2016 and 2015 follows:

	Three months ended March 31,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
Tax credits	(9.7)	(2.4)
Tax exempt interest income	(1.3)	(1.4)
Cash surrender value of life insurance	(0.8)	(1.0)
State income taxes	1.0	0.9
Other, net	3.0	0.4
Effective tax rate	27.2%	31.5%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As of March 31, 2016 and December 31, 2015, the gross amount of unrecognized tax benefits, including penalties and interest, was $45 thousand and $42 thousand, respectively. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2011.

(16)	Assets and Liabilities Measured and Reported at Fair Value

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

Stock Yards Bancorp, inc. and subsidiary

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2016.

Stock Yards Bancorp, inc. and subsidiary

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at March 31, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$336,916	$-	$336,916	$-
Mortgage-backed securities - government agencies	169,111	-	169,111	-
Obligations of states and political subdivisions	62,336	-	62,336	-
Corporate equity securities	649	649	-	-

Total investment securities available-for-sale	569,012	649	568,363	-

Interest rate swaps	944	-	944	-

Total assets	$569,956	$649	$569,307	$-

Liabilities

Interest rate swaps	$1,559	$-	$1,559	$-

(in thousands)	Fair value at December 31, 2015
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$80,000	$80,000	$-	$-
Government sponsored enterprise obligations	251,893	-	251,893	-
Mortgage-backed securities - government agencies	169,628	-	169,628	-
Obligations of states and political subdivisions	63,702	-	63,702	-
Corporate equity securities	653	653	-	-

Total investment securities available-for-sale	565,876	80,653	485,223	-

Interest rate swaps	461	-	461	-

Total assets	$566,337	$80,653	$485,684	$-

Liabilities

Interest rate swaps	$554	$-	$554	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.

Stock Yards Bancorp, inc. and subsidiary

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2016 and December 31, 2015 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for March 31, 2016 or December 31, 2015. See Note 8 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of March 31, 2016, total impaired loans with a valuation allowance were $2.0 million, and the specific allowance totaled $748 thousand, resulting in a fair value of $1.3 million, compared to total impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $544 thousand, resulting in a fair value of $2.1 million at December 31, 2015. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At March 31, 2016 and December 31, 2015, carrying value of all other real estate owned was $5.0 million and $4.5 million, respectively.

Stock Yards Bancorp, inc. and subsidiary

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at March 31, 2016				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2016
Impaired loans	$1,294	$-	$-	$1,294	$(406)
Other real estate owned	4,291	-	-	4,291	-
Total	$5,585	$-	$-	$5,585	$(406)

(in thousands)	Fair value at December 31, 2015				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2015
Impaired loans	$2,058	$-	$-	$2,058	$(206)
Other real estate owned	3,782	-	-	3,782	-
Total	$5,840	$-	$-	$5,840	$(206)

For the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2016, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$1,294	Appraisal	Appraisal discounts (%)	6.0%
Other real estate owned	4,291	Appraisal	Appraisal discounts	17.6

Stock Yards Bancorp, inc. and subsidiary

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
March 31, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$48,038	$48,038	$48,038	$-	$-
Mortgage loans held for sale	3,984	4,119	-	4,119	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,072,037	2,095,613	-	-	2,095,613
Accrued interest receivable	7,146	7,146	7,146	-	-

Financial liabilities
Deposits	2,366,100	2,366,239	-	-	2,366,239
Short-term borrowings	84,864	84,864	-	84,864	-
FHLB advances	43,236	44,385	-	44,385	-
Accrued interest payable	119	119	119	-	-

(in thousands)	Carrying
December 31, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$103,833	$103,833	$103,833	$-	$-
Mortgage loans held for sale	6,800	7,112	-	7,112	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,010,566	2,021,776	-	-	2,021,776
Accrued interest receivable	6,610	6,610	6,610	-	-

Financial liabilities
Deposits	2,371,702	2,371,300	-	-	2,371,300
Short-term borrowings	87,003	87,003	-	87,003	-
FHLB advances	43,468	43,647	-	43,647	-
Accrued interest payable	127	127	127	-	-

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2016.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$313,931	13.19%	$190,405	8.00%	NA	NA
Bank	304,384	12.81	190,091	8.00	$237,614	10.00%

Common Equity Tier 1 risk-based capital
Consolidated	291,093	12.23	107,107	4.50	NA	NA
Bank	281,546	11.85	106,916	4.50	142,555	6.00

Tier 1 risk-based capital (1)
Consolidated	291,093	12.23	142,809	6.00	NA	NA
Bank	281,546	11.85	142,555	6.00	142,555	6.00

Leverage (2)
Consolidated	291,093	10.35	112,500	4.00	NA	NA
Bank	281,546	10.02	112,394	4.00	140,492	5.00

Stock Yards Bancorp, inc. and subsidiary

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$307,666	13.31%	$184,923	8.00%	NA	NA
Bank	298,129	12.91	184,743	8.00	$230,929	10.00%

Common Equity Tier 1 risk-based capital
Consolidated	284,793	12.32	104,023	4.50	NA	NA
Bank	275,256	11.92	103,914	4.50	138,552	6.00

Tier 1 risk-based capital (1)
Consolidated	284,793	12.32	138,698	6.00	NA	NA
Bank	275,256	11.92	138,552	6.00	138,552	6.00

Leverage (2)
Consolidated	284,793	10.53	108,183	4.00	NA	NA
Bank	275,256	10.19	108,049	4.00	135,062	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(19)	Subsequent Event

On April 29, 2016, Bancorp’s Board of Directors approved 3 for 2 stock split to be effected as a 50% stock dividend, payable on May 27, 2016 for shareholders of record on May 13, 2016. Based on our shares outstanding totaling 14,985,768 as of April 25, 2016, Bancorp expects this transaction to result in the issuance of approximately 7,490,000 additional shares. No share or per share amounts included in this Form 10-Q have been adjusted for this stock split.

Stock Yards Bancorp, inc. and subsidiary

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2016 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2016 compared to the same period in the year ended December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2016 through March 31

Bancorp completed the first quarter of 2016 with net income of $9.8 million or 6% more than the comparable period of 2015. The increase is due to higher net interest income, higher non-interest income and lower income tax expense. These increases were partially offset by the provision for loan losses and higher non-interest expenses. Diluted earnings per share for the first quarter of 2016 were $0.65, compared to the first quarter of 2015 at $0.62. Bancorp's performance for the first quarter of 2016 reflected several positive factors, including:

●	Remarkable net loan growth, accelerating from the pace set over the past two years;

●	Ongoing strength in credit quality;

●	The benefit of diverse sources of fee income, which together continued to contribute to revenue growth; and

●	Solid returns on average assets and equity of 1.40% and 13.52%, respectively.

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

Net interest income increased $1.9 million, or 8.6%, for the first quarter of 2016, compared to the same period in 2015. The positive effects of increased volumes of earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest margin declined to 3.56% for the first three months of 2016, compared to 3.72% for the same period of 2015.

In response to assessment of risk in the loan portfolio, Bancorp recorded a $500 thousand provision for loan losses in the first three months of 2016, compared to no provision in the first three months of 2015. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Stock Yards Bancorp, inc. and subsidiary

Total non-interest income in the first three months of 2016 increased $409 thousand, or 4.2%, compared to the same period in 2015, and comprised 30% of total revenues. Increases in bankcard transaction revenue, service charges and investment management and trust revenue contributed to the growth, partially offset by decreases in mortgage banking and brokerage income.

Total non-interest expense in the first quarter of 2016 increased $1.8 million, or 9.9%, compared to the same period in 2015, largely due to increases in salaries and benefits and higher amortization of expense of investments in tax credit partnerships. These were partially offset by sales of foreclosed assets and lower other non-interest expenses. Bancorp's efficiency ratio in the first three months of 2016 was 57.9% compared with 56.4% in the same period in 2015. Excluding the amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.9% and 55.9% for the first quarters of 2016 and 2015, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 27.2% in 2016 from 31.5% in 2015. The decrease in the effective tax rate from 2015 to 2016 is the result of higher tax credits in 2016, partially offset by proportionally lower nontaxable income from the increase in cash value of life insurance.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.42% as of March 31, 2016, compared to 10.10% at December 31, 2015. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Net income of $9.8 million for the three months ended March 31, 2016 increased $580 thousand, or 6.3%, from $9.3 million for the comparable 2015 period. Basic net income per share was $0.66 for the first quarter of 2016, an increase of 4.8% from the $0.63 for the first quarter of 2015. Diluted net income per share was $0.65 for the first quarter of 2016, an increase of 4.8% from the $0.62 for the first quarter of 2015. See Note 13 for additional information related to net income per share.

Return on average assets and annualized return on average stockholders’ equity were 1.40% and 13.52%, respectively, for the first quarter of 2016, compared to 1.49% and 14.18%, respectively, for the same period in 2015.

Net Interest Income

The following tables present the average balance sheets for the three month periods ended March 31, 2016 and 2015 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Stock Yards Bancorp, inc. and subsidiary

Average Balances and Interest Rates – Taxable Equivalent Basis

	Three months ended March 31
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold	$143,679	$189	0.53%	$86,855	$68	0.32%
Mortgage loans held for sale	4,249	60	5.68	3,631	39	4.36
Securities:
Taxable	420,584	2,091	2.00	358,094	1,970	2.23
Tax-exempt	62,546	434	2.79	59,764	416	2.82
FHLB stock and other securities	6,347	64	4.06	6,347	64	4.09
Loans, net of unearned income	2,036,437	22,081	4.36	1,869,542	20,525	4.45

Total earning assets	2,673,842	24,919	3.75	2,384,233	23,082	3.93

Less allowance for loan losses	22,685			25,210

	2,651,157			2,359,023
Non-earning assets:
Cash and due from banks	38,517			36,836
Premises and equipment	39,712			39,513
Accrued interest receivable and other assets	88,686			90,381

Total assets	$2,818,072			$2,525,753

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$726,627	$258	0.14%	$500,952	$129	0.10%
Savings deposits	131,051	12	0.04	114,381	10	0.04
Money market deposits	657,371	356	0.22	674,924	334	0.20
Time deposits	263,298	370	0.57	306,345	500	0.66
Securities sold under agreements to repurchase	58,871	33	0.23	64,344	37	0.23
Federal funds purchased and other short term borrowings	23,456	15	0.26	15,874	7	0.18
FHLB advances	43,316	187	1.74	36,774	216	2.38

Total interest bearing liabilities	1,903,990	1,231	0.26	1,713,594	1,233	0.29

Non-interest bearing liabilities:
Non-interest bearing demand deposits	592,472			520,253
Accrued interest payable and other liabilities	29,070			27,212
Total liabilities	2,525,532			2,261,059

Stockholders’ equity	292,540			264,694

Total liabilities and stockholders’ equity	$2,818,072			$2,525,753
Net interest income		$23,688			$21,849
Net interest spread			3.49%			3.64%
Net interest margin			3.56%			3.72%

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

●

Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $219 thousand and $235 thousand, respectively, for the three month periods ended March 31, 2016 and 2015.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $7.0 million and $8.1 million for the three month periods ended March 31, 2016 and 2015.

Fully taxable equivalent net interest income of $23.7 million for the three months ended March 31, 2016 increased $1.8 million, or 8.4%, from $21.8 million when compared to the same period last year. The positive effects of increased volumes of loans and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest spread and net interest margin were 3.49% and 3.56%, respectively, for the first quarter of 2016 and 3.64% and 3.72%, respectively, for the first quarter of 2015.

Average earning assets increased $289.6 million or 12.2%, to $2.67 billion for the first three months of 2016 compared to 2015, reflecting growth in the loan portfolio, investment securities and fed funds sold. Average interest bearing liabilities increased $190.4 million, or 11.1%, to $1.90 billion for the first three months of 2016 compared to 2015 primarily due to increases in interest bearing demand and savings deposits, federal funds purchased and FHLB advances, partially offset by decreases in time and money market deposits and securities sold under agreements to repurchase.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp assumes certain correlation rates, often referred to as a “deposit beta” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a higher correlation rate, while interest-bearing checking accounts are assumed to have a lower correlation rate. Actual results may differ due to factors including competitive pricing and money supply; however, Bancorp uses its historical experience as well as industry data to inform its assumptions.

The March 31, 2016 simulation analysis, which shows little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change
Increase 200bp	(2.38)%
Increase 100bp	(1.83)
Decrease 100bp	(1.80)
Decrease 200bp	N/A

Management expects that net interest margin will remain under pressure through 2016, and any near-term increases in prevailing interest rates will not immediately benefit Bancorp. Approximately 65% of its loan portfolio has fixed rates and 14% of its loan portfolio is priced at variable rates with floors of 4% or higher. Since the prime rate is currently 3.50%, a rise in rates would have a short-term negative impact on net interest income since rates would have to increase more than 50 bps before the rates on such loans will rise to compensate for higher interest costs. This effect is captured in the simulation analysis above. The extent of margin compression also will be affected by the need to respond to competitive pressures on funding sources.

The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Undesignated derivative instruments described in Note 7 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 7 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Stock Yards Bancorp, inc. and subsidiary

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Bancorp recorded a $500 thousand provision for loan losses in the first three months of 2016, compared to no provision for the same period of 2015.

Management utilizes loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2016.

An analysis of the changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2016 and 2015 follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Balance at the beginning of the period	$22,441	$24,920
Provision for loan losses	500	-
Loan charge-offs, net of recoveries	(490)	(38)
Balance at the end of the period	$22,451	$24,882
Average loans, net of unearned income	$2,043,450	$1,877,594
Provision for loan losses to average loans (1)	0.02%	0.00%
Net loan charge-offs to average loans (1)	0.02%	0.00%
Allowance for loan losses to average loans	1.10%	1.33%
Allowance for loan losses to period-end loans	1.07%	1.33%

(1)	Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

Stock Yards Bancorp, inc. and subsidiary

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2016 and 2015 follows:

(in thousands)	Three months
	ended March 31,
Net loan charge-offs (recoveries)	2016	2015
Commercial and industrial	$316	$5
Construction and development, excluding undeveloped land	(10)	-
Undeveloped land	-	-
Real estate mortgage - commercial investment	(1)	-
Real estate mortgage - owner occupied commercial	183	1
Real estate mortgage - 1-4 family residential	1	51
Home equity	-	(4)
Consumer	1	(15)
Total net loan charge-offs	$490	$38

Stock Yards Bancorp, inc. and subsidiary

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three month periods ended March 31, 2016 and 2015.

	Three months
	ended March 31,
(dollars in thousands)	2016	2015	Change	%

Non-interest income:
Investment management and trust revenue	$4,612	$4,552	$60	1.3%
Service charges on deposit accounts	2,146	2,080	66	3.2%
Bankcard transaction revenue	1,310	1,122	188	16.8%
Mortgage banking revenue	794	828	(34)	-4.1%
Brokerage commissions and fees	443	461	(18)	-3.9%
Bank owned life insurance income	221	222	(1)	-0.5%
Other	556	408	148	36.3%
Total non-interest income	$10,082	$9,673	$409	4.2%
Non-interest expenses:
Salaries and employee benefits	$12,195	$11,100	$1,095	9.9%
Net occupancy expense	1,524	1,469	55	3.7%
Data processing expense	1,544	1,454	90	6.2%
Furniture and equipment expense	285	247	38	15.4%
FDIC insurance expense	328	297	31	10.4%
Amortization of investments in tax credit partnerships	1,015	158	857	*
Other	2,649	3,054	(405)	-13.3%
Total non-interest expenses	$19,540	$17,779	$1,761	9.9%

(*) - Amount exceeds 100%

The largest component of non-interest income is investment management and trust (“IM&T”) revenue. The magnitude of IM&T revenue distinguishes Bancorp from other community banks of similar asset size. Assets under management, stated at market value, totaled $2.26 billion at March 31, 2016, compared to $2.29 billion at March 31, 2015. IM&T services revenue, which constitutes an average of 45% of non-interest income, increased $60 thousand, or 1.3%, for the first quarter of 2016 compared to the same period in 2015. Recurring fees, which generally comprise over 95% of the IM&T revenue, decreased $23 thousand, or 1%, in the first three months of 2016, compared to 2015. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the IM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. Total non-recurring fees increased $83 thousand for the first three months of 2016, compared to 2015. Management believes the IM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams but notes that increased market volatility could affect near-term results.

Stock Yards Bancorp, inc. and subsidiary

Service charges on deposit accounts increased $66 thousand, or 3.2%, in the first quarter of 2016 compared to the same period in 2015. Service charge income is driven by transaction volume, which can fluctuate throughout the year. A significant component of service charges is related to fees earned on overdrawn checking accounts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions.

Bankcard transaction revenue increased $188 thousand, or 16.8%, in the first quarter of 2016 compared to the same period in 2015, and primarily represents interchange income the Bank derives from customers’ use of debit and credit cards. Interchange income on debit cards increased $45,000, or 4.0%, as a result of increased volume. However, Bancorp expects a slight decrease in interchange rates on debit cards as service providers gravitate to lower cost options in a competitive market. Late in 2015, Bancorp began offering credit cards to business customers. Income on credit cards totaled $143,000 in the first quarter of 2016. Bancorp expects volume of credit card transactions to increase slowly over 2016.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue decreased $34 thousand, or 4.1%, in the first quarter of 2016 compared to the same period in 2015. As rates declined in 2016 compared to the same period in 2015, Bancorp experienced a slight increase in purchase transactions, but it was more than offset by a decrease in refinance activity. The lower rates were not enough to stimulate refinance activity at a level previously experienced.

Brokerage commissions and fees decreased $18 thousand, or 3.9%, in the first quarter of 2016 compared to the same period in 2015, corresponding to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s IM&T department.

Bank Owned Life Insurance (BOLI) income was essentially flat for the first quarter of 2016 compared to 2015. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income increased $148 thousand, or 36.3%, in the first three months of 2016 compared to the same period in 2015. Included in this category is swap fee income, which totaled $171 thousand for the first quarter of 2016. Bancorp earned no swap fee income in the first quarter of 2015. Opportunities to earn swap fee income are infrequent due to the specialized nature of the transactions. This category includes a variety of other factors, none of which had individually significant variances.

Salaries and employee benefits increased $1.1 million, or 9.9%, for the first quarter of 2016 compared to the same period of 2015, due largely to higher salaries and wages, reflecting both increased incentive compensation related to accelerating loan and earnings growth as well as the addition of personnel associated with continued expansion in the Cincinnati and Indianapolis markets. Somewhat offsetting the increase in salaries and wages was a reversal of accrued health insurance expense that coincided with the Bancorp’s self-insured plan year. At March 31, 2016 Bancorp had 550 full-time equivalent employees compared to 533 at March 31, 2015.

Stock Yards Bancorp, inc. and subsidiary

Net occupancy expense increased $55 thousand, or 3.7%, in the first quarter of 2016 compared to the same period of 2015. The increase was largely due to higher rent and depreciation for locations added during 2015 and increased maintenance expense.

Data processing expense increased $90 thousand, or 6.2% in the first quarter of 2016 compared to the same period of 2015 due to processing expenses related to credit cards as well as a variety of other factors, none of which was individually significant. This category also includes ongoing computer software amortization and maintenance related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $38 thousand, or 15.4% for the first quarter of 2016 compared to the same period in 2015. These fluctuations relate to a variety of factors, none of which were individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense increased $31 thousand, or 10.4%, for the first quarter of 2016 compared to the same period in 2015. The assessment is calculated by the FDIC and adjusted quarterly. The increase in expense is due primarily to higher level of net assets, partially offset by a reduction in the assessment rate, which was driven by improved credit metrics.

Amortization of investments in tax credit partnerships increased $857 thousand for the first three months of 2016, compared to the same period of 2015. This expense reflects amortization of investments in partnerships which generate historic and new market federal income tax credits and can vary widely depending upon the timing of investments and related amortization. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses decreased $405 thousand or 13.3% in the first quarter of 2016 compared to the same period in 2015. The decrease is largely due to $333 thousand of gains on sales of foreclosed assets in 2016 compared to $20 thousand of losses in 2015. Also included is MSR amortization, which declined $122 from 2015 to 2016 as pools of MSRs added several years ago were fully amortized in 2015. This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

In the first quarter of 2016, Bancorp recorded income tax expense of $3.7 million, compared to $4.3 million for the same period in 2015. The effective rate for the three month period was 27.2% in 2016 and 31.5% in 2015. The decrease in the effective tax rate from 2015 to 2016 is the result of higher utilization of tax credits in 2016, partially offset by proportionally lower nontaxable income from the increase in cash value of life insurance.

Bancorp invests in certain partnerships that yield low-income housing, historic and new market tax credits. The tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using a proportional amortization method which amortizes the investment in proportion to the tax credits and other tax benefits received. The amortization method for investments in new markets and historic tax credit partnerships is the cost method which matches the amortization period with the time frame over which the credits are realized. For each of Bancorp’s investments in tax credit partnerships, when taken as a whole, the tax benefit compared to the amortization results in a positive effect on net income.

Stock Yards Bancorp, inc. and subsidiary

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of Bancorp’s commitments is included in Note 10.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)	Financial Condition

Balance Sheet

Total assets increased $7.3 million, or 0.3%, from $2.817 billion on December 31, 2015 to $2.824 billion on March 31, 2016. Loans grew $61.5 million in the first three months of 2016 as a result of loan production which outpaced record production in 2015. All of this growth has been organic and, importantly, each of Bancorp's three markets continues to participate in the accelerated lending activity. It has been especially apparent in the Cincinnati market due to Bancorp's expansion into the northern Kentucky area of the Cincinnati MSA in mid-2015. Securities available-for-sale increased $3.1 million. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $100 million at March 31, 2016 and December 31, 2015, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. Cash and cash equivalents decreased $55.8 million, while mortgage loans held for sale decreased $2.8 million.

Total liabilities decreased $2.5 million, or 0.1%, from $2.530 billion on December 31, 2015 to $2.528 billion on March 31, 2016. Deposits decreased $5.6 million or 0.2% and securities sold under agreement to repurchase decreased $9.7 million or 15.1%. Federal funds purchased increased $7.6 million, or 33.8%. Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Other liabilities increased $5.5 million or 19.6% as the result of a short term payable amount.

Stock Yards Bancorp, inc. and subsidiary

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2016	December 31, 2015
Commercial and industrial	$676,782	$644,398
Construction and development, excluding undeveloped land	139,148	134,482
Undeveloped land (1)	21,519	21,185
Real estate mortgage:
Commercial investment	496,647	482,639
Owner occupied commercial	372,811	375,016
1-4 family residential	234,199	226,575
Home equity - first lien	52,042	50,115
Home equity - junior lien	63,336	63,066
Subtotal: Real estate mortgage	1,219,035	1,197,411

Consumer	38,004	35,531

Total Loans	$2,094,488	$2,033,007

(1)	Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At March 31, 2016 and December 31, 2015, the total participated portions of loans of this nature were $6.7 million and $7.2 million, respectively.

Stock Yards Bancorp, inc. and subsidiary

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Non-accrual loans	$7,878	$7,693
Troubled debt restructuring	1,040	1,060
Loans past due 90 days or more and still accruing	-	176

Non-performing loans	8,918	8,929

Foreclosed real estate	5,049	4,541

Non-performing assets	$13,967	$13,470

Non-performing loans as a percentage of total loans	0.43%	0.44%
Non-performing assets as a percentage of total assets	0.49%	0.48%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	March 31, 2016	December 31, 2015
Commercial and industrial	$3,673	$3,643
Construction and development, excluding undeveloped land	-	-
Undeveloped land	-	-
Real estate mortgage - commercial investment	204	278
Real estate mortgage - owner occupied commercial	2,565	2,761
Real estate mortgage - 1-4 family residential	1,115	906
Home equity and consumer loans	321	105
Total loans	$7,878	$7,693

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. Federal funds sold totaled $13.0 million at March 31, 2016. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $569.0 million at March 31, 2016. The portfolio includes maturities of approximately $115.7 million over the next twelve months, including $100 million of short-term securities which matured in April 2016. Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2016, total investment securities pledged for these purposes comprised 59% of the available-for-sale investment portfolio, leaving $231.2 million of unpledged securities.

Stock Yards Bancorp, inc. and subsidiary

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2016, such deposits totaled $2.11 billion and represented 89% of Bancorp’s total deposits. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s overall deposit balances are historically high. When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position. As of March 31, 2016, Bancorp had only $498 thousand or 0.02% of total deposits, in brokered deposits.

Included in the total deposit balances at March 31, 2016 is $173.5 million of public funds deposits, generally comprised of accounts from local government agencies and public schools in our markets. As a result of property tax collections in late 2015, these accounts have an estimated $60 million of seasonal excess balances, which are expected to decline over the next three to six months. While this excess liquidity is maintained in low-yielding short-term investments and consequently results in lower net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At March 31, 2016, available credit from the FHLB totaled $355.6 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $75 million at March 31, 2016.

Bancorp’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At March 31, 2016, the Bank may pay up to $63.7 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At March 31, 2016, stockholders’ equity totaled $296.3 million, an increase of $9.8 million since December 31, 2015. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $3.9 million at March 31, 2016 compared to $632 thousand on December 31, 2015. The $3.3 million increase is primarily a reflection of the positive effect of the changing interest rate environment during the first three months of 2016 on the valuation of Bancorp’s portfolio of securities available-for-sale.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015

Total risk-based capital (1)
Consolidated	13.19%	13.31%
Bank	12.81	12.91

Common equity tier 1 risk-based capital (1)
Consolidated	12.23	12.32
Bank	11.85	11.92

Tier 1 risk-based capital (1)
Consolidated	12.23	12.32
Bank	11.85	11.92

Leverage (2)
Consolidated	10.35	10.53
Bank	10.02	10.19

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

(2)	Ratio is computed in relation to average assets.

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

Stock Yards Bancorp, inc. and subsidiary

The rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp opted out of this requirement.

As of March 31, 2016, Bancorp meets the requirements to be considered well capitalized under the new rules, and is not subject to limitations due to the capital conservation buffer.

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

The following table reconciles Bancorp’s calculation of measures to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2016	December 31, 2015
Total equity	$296,323	$286,519
Less core deposit intangible	(1,549)	(1,601)
Less goodwill	(682)	(682)
Tangible common equity	$294,092	$284,236

Total assets	$2,824,107	$2,816,801
Less core deposit intangible	(1,549)	(1,601)
Less goodwill	(682)	(682)
Total tangible assets	$2,821,876	$2,814,518

Total shareholders' equity to total assets	10.49%	10.17%
Tangible common equity ratio	10.42	10.10

Number of outstanding shares	14,985	14,919

Book value per share	$19.77	$19.20
Tangible common equity per share	19.63	19.05

The efficiency ratio is normally used by investors to analyze a bank’s overhead as a percentage of its revenue. In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio which is a non-GAAP measure. Bancorp believes excluding amortization of investments in tax credit partnerships from non-interest expense in this ratio is important because it provides a meaningful comparison to both prior periods and to other companies who do not invest in these partnerships.

Stock Yards Bancorp, inc. and subsidiary

The following table reconciles Bancorp’s calculation of this measures to the ratio reported under US GAAP.

	Three months ended March 31,
(amounts in thousands)	2016	2015
Non-interest expense	$19,540	$17,779

Net interest income (tax-equivalent)	23,688	21,849
Non-interest income	10,082	9,673
Total revenue	$33,770	$31,522

Efficiency ratio	57.86%	56.40%

(amounts in thousands)	2016	2015
Non-interest expense	$19,540	$17,779
Less: amortization of investments in tax credit partnerships	(1,015)	(158)
Adjusted non-interest expense	18,525	17,621

Net interest income (tax-equivalent)	23,688	21,849
Non-interest income	10,082	9,673
Total revenue	$33,770	$31,522

Adjusted efficiency ratio	54.86%	55.90%

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

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp is currently evaluating the potential impact of adoption of ASU 2016-02.

Stock Yards Bancorp, inc. and subsidiary

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. Bancorp is currently evaluating the potential impact of adoption of ASU 2016-09.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2016 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31	—	$—	—	—
February 1 - February 29	7,883	37.03	—	—
March 1 - March 31	18,984	38.28	—	—
Total	26,867	$37.91	—	—

(1)	Activity represents shares of stock withheld to pay taxes due upon vesting of restricted stock or share-based awards.

Stock Yards Bancorp, inc. and subsidiary

Item 6.      Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit

Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2016 Quarterly Report on Form 10-Q, filed on May 6, 2016, formatted in eXtensible Business Reporting Language (XBRL):

(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Stock Yards Bancorp, inc. and subsidiary

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: May 6, 2016	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer