Form 10-Q
period 2016-06-30
Stock Yards Bancorp, Inc.
filed 2016-08-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

Yes     ☐               No          ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 28, 2016, was 22,513,507.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Index

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

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$40,618	$35,895
Federal funds sold	9,616	67,938
Cash and cash equivalents	50,234	103,833
Mortgage loans held for sale	6,405	6,800
Securities available-for-sale (amortized cost of $557,735 in 2016 and $564,391 in 2015)	567,307	565,876
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	2,175,551	2,033,007
Less allowance for loan losses	23,141	22,441
Net loans	2,152,410	2,010,566
Premises and equipment, net	42,718	39,557
Bank owned life insurance	31,437	30,996
Accrued interest receivable	6,799	6,610
Other assets	45,862	46,216
Total assets	$2,909,519	$2,816,801
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$637,812	$583,768
Interest bearing	1,712,136	1,787,934
Total deposits	2,349,948	2,371,702
Securities sold under agreements to repurchase	57,437	64,526
Federal funds purchased and other short-term borrowing	114,154	22,477
Federal Home Loan Bank advances	43,002	43,468
Accrued interest payable	132	127
Other liabilities	39,795	27,982
Total liabilities	2,604,468	2,530,282
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,510,205 and 14,919,351 shares in 2016 and 2015, respectively	35,894	10,616
Additional paid-in capital	21,962	44,180
Retained earnings	241,745	231,091
Accumulated other comprehensive income	5,450	632
Total stockholders’ equity	305,051	286,519
Total liabilities and stockholders’ equity	$2,909,519	$2,816,801

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the three and six months ended June 30, 2016 and 2015
(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans	$22,563	$20,612	$44,556	$41,027
Federal funds sold	111	51	300	119
Mortgage loans held for sale	59	74	119	113
Securities – taxable	2,123	1,969	4,278	4,003
Securities – tax-exempt	306	294	609	585
Total interest income	25,162	23,000	49,862	45,847
Interest expense:
Deposits	979	938	1,975	1,911
Federal funds purchased and other short-term borrowing	23	5	38	12
Securities sold under agreements to repurchase	29	32	62	69
Federal Home Loan Bank advances	181	224	368	440
Total interest expense	1,212	1,199	2,443	2,432
Net interest income	23,950	21,801	47,419	43,415
Provision for loan losses	750	—	1,250	—
Net interest income after provision for loan losses	23,200	21,801	46,169	43,415
Non-interest income:
Investment management and trust services	4,807	4,651	9,419	9,203
Service charges on deposit accounts	2,262	2,199	4,408	4,279
Bankcard transaction revenue	1,433	1,246	2,743	2,368
Mortgage banking revenue	1,030	913	1,824	1,741
Brokerage commissions and fees	538	499	981	960
Bank owned life insurance income	220	226	441	448
Other	488	485	1,044	893
Total non-interest income	10,778	10,219	20,860	19,892
Non-interest expenses:
Salaries and employee benefits	11,971	11,383	24,166	22,483
Net occupancy expense	1,546	1,450	3,070	2,919
Data processing expense	1,881	1,756	3,425	3,210
Furniture and equipment expense	291	260	576	507
FDIC insurance expense	351	317	679	614
Amortization of investment in tax credit partnerships	1,016	159	2,031	317
Other	3,137	3,542	5,786	6,596
Total non-interest expenses	20,193	18,867	39,733	36,646
Income before income taxes	13,785	13,153	27,296	26,661
Income tax expense	3,676	4,151	7,352	8,404
Net income	10,109	9,002	19,944	18,257
Net income per share:
Basic	$0.45	$0.41	$0.89	$0.83
Diluted	$0.45	$0.40	$0.88	$0.82
Average common shares:
Basic	22,336	22,065	22,295	22,018
Diluted	22,704	22,404	22,658	22,353

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2016 and 2015
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$10,109	$9,002	$19,944	$18,257
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of $863, ($1,417), $2,831 and ($405), respectively)	1,603	(2,631)	5,256	(751)
Unrealized losses on hedging instruments:
Unrealized losses arising during the period (net of tax of ($53), ($1), ($236) and ($11), respectively)	(99)	(2)	(438)	(21)
Other comprehensive income (loss), net of tax	1,504	(2,633)	4,818	(772)
Comprehensive income	$11,613	$6,369	$24,762	$17,485

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the six months ended June 30, 2016 and 2015
(In thousands, except per share data)

					Accumulated
	Common stock				other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895

Net income	—	—	—	18,257	—	18,257

Other comprehensive loss, net of tax	—	—	—	—	(772)	(772)

Stock compensation expense	—	—	995	—	—	995

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	127	422	2,608	(1,507)	—	1,523

Cash dividends, $0.31 per share	—	—	—	(6,952)	—	(6,952)

Shares repurchased or cancelled	(20)	(67)	(581)	84	—	(564)

Balance June 30, 2015	14,852	$10,390	$41,213	$219,466	$1,313	$272,382

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519

Net income	—	—	—	19,944	—	19,944

Other comprehensive income, net of tax	—	—	—	—	4,818	4,818

Stock compensation expense	—	—	1,073	—	—	1,073

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	103	342	1,829	(1,689)	—	482

3 for 2 stock split	7,494	24,956	(24,956)	—	—	—

Cash dividends, $0.35 per share	—	—	—	(7,785)	—	(7,785)

Shares repurchased or cancelled	(6)	(20)	(164)	184	—	—

Balance June 30, 2016	22,510	$35,894	$21,962	$241,745	$5,450	$305,051

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2016 and 2015
(In thousands)

	2016	2015
Operating activities:
Net income	$19,944	$18,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250	—
Depreciation, amortization and accretion, net	5,292	3,374
Deferred income tax expense	447	1,171
Gain on sales of mortgage loans held for sale	(1,103)	(1,133)
Origination of mortgage loans held for sale	(57,433)	(63,461)
Proceeds from sale of mortgage loans held for sale	58,931	60,104
Bank owned life insurance income	(441)	(448)
Gain on the disposal of premises and equipment	-	(5)
Loss (gain) on the sale of other real estate	(443)	165
Stock compensation expense	1,073	995
Excess tax benefits from share-based compensation arrangements	(520)	(293)
Decrease (increase) in accrued interest receivable and other assets	(5,246)	386
Increase (decrease) in accrued interest payable and other liabilities	12,321	(4,303)
Net cash provided by operating activities	34,072	14,809
Investing activities:
Purchases of securities available for sale	(227,714)	(92,730)
Proceeds from sale of securities available for sale	—	5,934
Proceeds from maturities of securities available for sale	232,825	184,878
Net increase in loans	(144,605)	(32,596)
Purchases of premises and equipment	(4,660)	(2,615)
Proceeds from sale of foreclosed assets	1,401	1,820
Net cash provided by (used in) investing activities	(142,753)	64,691
Financing activities:
Net decrease in deposits	(21,754)	(51,862)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	84,588	(39,241)
Proceeds from Federal Home Loan Bank advances	160,000	63,200
Repayments of Federal Home Loan Bank advances	(160,466)	(61,177)
Issuance of common stock for options and performance stock units	1,045	1,566
Excess tax benefits from share-based compensation arrangements	520	293
Common stock repurchases	(1,083)	(900)
Cash dividends paid	(7,768)	(6,944)
Net cash provided by (used in) financing activities	55,082	(95,065)
Net decrease in cash and cash equivalents	(53,599)	(15,565)
Cash and cash equivalents at beginning of period	103,833	74,241
Cash and cash equivalents at end of period	$50,234	$58,676
Supplemental cash flow information:
Income tax payments	$5,490	$6,774
Cash paid for interest	2,438	2,438
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,511	$232

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

Interim results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results for the entire year.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp’s allowance calculation includes allocations to loan portfolio segments at June 30, 2016 for qualitative factors including, among other factors, economic and business conditions in each of our primary markets, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, dependency upon the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized		Fair
June 30, 2016	cost	Gains	Losses	value

Government sponsored enterprise obligations	$329,128	$4,760	$62	$333,826
Mortgage-backed securities - government agencies	167,512	3,331	140	170,703
Obligations of states and political subdivisions	60,442	1,594	15	62,021
Corporate equity securities	653	104	-	757

Total securities available for sale	$557,735	$9,789	$217	$567,307

December 31, 2015
U.S. Treasury and other U.S. Government obligations	$79,999	$1	$-	$80,000
Government sponsored enterprise obligations	251,190	1,468	765	251,893
Mortgage-backed securities - government agencies	170,139	1,143	1,654	169,628
Obligations of states and political subdivisions	62,410	1,342	50	63,702
Corporate equity securities	653	-	-	653

Total securities available for sale	$564,391	$3,954	$2,469	$565,876

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of June 30, 2016 or December 31, 2015.

No securities were sold in 2016. In 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of mortgage-backed securities with small remaining balances and agency securities. These sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of the available-for-sale investment securities by contractual maturity groupings as of June 30, 2016 is shown below.

(in thousands)	Amortized cost	Fair value
Securities available-for-sale

Due within 1 year	$134,681	$134,811
Due after 1 but within 5 years	120,813	122,843
Due after 5 but within 10 years	21,231	21,724
Due after 10 years	112,845	116,469
Mortgage-backed securities	167,512	170,703
Corporate equity securities	653	757
Total securities available-for-sale	$557,735	$567,307

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

Securities with a carrying value of approximately $319.5 million at June 30, 2016 and $380.7 million at December 31, 2015 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain investment management and trust accounts.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Securities with unrealized losses at June 30, 2016 and December 31, 2015, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$109,829	$34	$3,842	$28	$113,671	$62
Mortgage-backed securities - government agencies	1,343	2	18,589	138	19,932	140
Obligations of states and political subdivisions	2,556	8	1,338	7	3,894	15
Total temporarily impaired securities	$113,728	$44	$23,769	$173	$137,497	$217

December 31, 2015
Government sponsored enterprise obligations	$102,098	$500	$8,469	$265	$110,567	$765
Mortgage-backed securities - government agencies	49,774	662	29,936	992	79,710	1,654
Obligations of states and political subdivisions	13,225	31	1,955	19	15,180	50
Total temporarily impaired securities	$165,097	$1,193	$40,360	$1,276	$205,457	$2,469

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2016 and December 31, 2015. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 23 and 70 separate investment positions as of June 30, 2016 and December 31, 2015, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$721,956	$644,398
Construction and development, excluding undeveloped land	136,029	134,482
Undeveloped land	20,342	21,185

Real estate mortgage:
Commercial investment	572,438	528,290
Owner occupied commercial	333,862	329,365
1-4 family residential	240,770	226,575
Home equity - first lien	52,360	50,115
Home equity - junior lien	65,999	63,066
Subtotal: Real estate mortgage	1,265,429	1,197,411

Consumer	31,795	35,531

Total loans	$2,175,551	$2,033,007

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2016 and December 31, 2015.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
June 30, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$721,956	$136,029	$20,342	$1,265,429	$31,795	$2,175,551

Loans collectively evaluated for impairment	$719,158	$135,712	$20,342	$1,261,808	$31,701	$2,168,721

Loans individually evaluated for impairment	$2,751	$-	$-	$3,145	$94	$5,990

Loans acquired with deteriorated credit quality	$47	$317	$-	$476	$-	$840

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	1,602	180	46	(644)	66	1,250
Charge-offs	(484)	-	-	(361)	(249)	(1,094)
Recoveries	127	10	-	207	200	544
At June 30, 2016	$9,890	$1,950	$860	$10,077	$364	$23,141

Allowance for loans collectively evaluated for impairment	$9,604	$1,950	$860	$10,070	$301	$22,785

Allowance for loans individually evaluated for impairment	$286	$-	$-	$7	$63	$356

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2015	industrial	land	land	mortgage	Consumer	Total

Loans	$644,398	$134,482	$21,185	$1,197,411	$35,531	$2,033,007

Loans collectively evaluated for impairment	$639,760	$134,160	$21,185	$1,192,864	$35,463	$2,023,432

Loans individually evaluated for impairment	$4,635	$-	$-	$4,050	$68	$8,753

Loans acquired with deteriorated credit quality	$3	$322	$-	$497	$-	$822

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$24,920
Provision (credit)	793	1,065	(2,131)	872	151	750
Charge-offs	(4,065)	(26)	-	(693)	(597)	(5,381)
Recoveries	98	-	1,400	155	499	2,152
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441

Allowance for loans collectively evaluated for impairment	$8,377	$1,760	$814	$10,667	$279	$21,897

Allowance for loans individually evaluated for impairment	$268	$-	$-	$208	$68	$544

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is affected by market conditions and time to sell lots at an adequate price. Credit risk is also affected by availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner occupied residential and commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants in addition to the borrower. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and stock prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in the 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at June 30, 2016 and December 31, 2015. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non-accretable discount
Balance at December 31, 2014	$62	$266

Accretion	(59)	(77)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2015	$3	$189

Accretion	(3)	-
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at June 30, 2016	$-	$189

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents loans individually evaluated for impairment as of June 30, 2016 and December 31, 2015.

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
June 30, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$1,753	$2,321	$-	$2,805
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	280	280	-	254
Owner occupied commercial	1,241	1,678	-	1,559
1-4 family residential	977	977	-	999
Home equity - first lien	-	-	-	4
Home equity - junior lien	253	253	-	211
Subtotal: Real estate mortgage	2,751	3,188	-	3,027

Consumer	31	31	-	21
Subtotal	$4,535	$5,540	$-	$5,853

Loans with an allowance recorded:
Commercial and industrial	$998	$1,473	$286	$1,206
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	394	394	7	761
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	394	394	7	761

Consumer	63	63	63	66
Subtotal	$1,455	$1,930	$356	$2,033

Total:
Commercial and industrial	$2,751	$3,794	$286	$4,011
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	280	280	-	254
Owner occupied commercial	1,635	2,072	7	2,320
1-4 family residential	977	977	-	999
Home equity - first lien	-	-	-	4
Home equity - junior lien	253	253	-	211
Subtotal: Real estate mortgage	3,145	3,582	7	3,788

Consumer	94	94	63	87
Total	$5,990	$7,470	$356	$7,886

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$3,119	$3,859	$-	$1,414
Construction and development, excluding undeveloped land	-	151	-	21
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	278	278	-	178
Owner occupied commercial	1,743	2,713	-	1,622
1-4 family residential	906	906	-	661
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	3,032	4,002	-	2,567

Consumer	-	-	-	3
Subtotal	$6,151	$8,012	$-	$4,005

Loans with an allowance recorded:
Commercial and industrial	$1,516	$3,087	$268	$4,612
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,018	1,018	208	1,266
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,018	1,018	208	1,546

Consumer	68	68	68	72
Subtotal	$2,602	$4,173	$544	$6,598

Total:
Commercial and industrial	$4,635	$6,946	$268	$6,026
Construction and development, excluding undeveloped land	-	151	-	389
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	278	278	-	270
Owner occupied commercial	2,761	3,731	208	2,888
1-4 family residential	906	906	-	849
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	4,050	5,020	208	4,113

Consumer	68	68	68	75
Total	$8,753	$12,185	$544	$10,603

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans.

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had loans past due more than 90 days and still accruing interest totaling $410 thousand at June 30, 2016, compared with $176 thousand at December 31, 2015.

The following table presents the recorded investment in non-accrual loans as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$1,794	$3,643
Construction and development, excluding undeveloped land	-	-
Undeveloped land	-	-

Real estate mortgage
Commercial investment	280	278
Owner occupied commercial	1,635	2,761
1-4 family residential	977	906
Home equity - first lien	-	13
Home equity - junior lien	253	92
Subtotal: Real estate mortgage	3,145	4,050

Consumer	31	-

Total	$4,970	$7,693

At June 30, 2016 and December 31, 2015, Bancorp had $1.0 million and $1.1 million of accruing loans classified as TDR, respectively. Bancorp did not modify and classify any additional loans as TDR during the three or six month periods ended June 30, 2016 or 2015.

Bancorp did not have any loans accounted for as TDR that were restructured and experienced a subsequent payment default during the three and twelve month periods ended June 30, 2016 or 2015. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at June 30, 2016, had a total allowance allocation of $319 thousand, compared with $177 thousand at December 31, 2015.

At June 30, 2016 and December 31, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of June 30, 2016 and December 31, 2015.

			90 or more				Recorded
(in thousands)			days past				investment
			due				> 90 days
	30-59 days	60-89 days	(includes)	Total		Total	and
June 30, 2016	past due	past due	non-accrual)	past due	Current	loans	accruing

Commercial and industrial	$587	$96	$1,794	$2,477	$719,479	$721,956	$-
Construction and development, excluding undeveloped land	-	-	-	-	136,029	136,029	-
Undeveloped land	-	-	-	-	20,342	20,342	-

Real estate mortgage
Commercial investment	-	200	420	620	571,818	572,438	140
Owner occupied commercial	1,367	734	1,836	3,937	329,925	333,862	201
1-4 family residential	1,428	227	1,046	2,701	238,069	240,770	69
Home equity - first lien	78	25	-	103	52,257	52,360	-
Home equity - junior lien	79	259	253	591	65,408	65,999	-
Subtotal: Real estate mortgage	2,952	1,445	3,555	7,952	1,257,477	1,265,429	410

Consumer	-	-	31	31	31,764	31,795	-

Total	$3,539	$1,541	$5,380	$10,460	$2,165,091	$2,175,551	$410

December 31, 2015

Commercial and industrial	$238	$327	$3,643	$4,208	$640,190	$644,398	$-
Construction and development, excluding undeveloped land	-	-	-	-	134,482	134,482	-
Undeveloped land	-	-	-	-	21,185	21,185	-

Real estate mortgage
Commercial investment	290	140	278	708	527,582	528,290	-
Owner occupied commercial	-	-	2,761	2,761	326,604	329,365	-
1-4 family residential	1,147	94	1,082	2,323	224,252	226,575	176
Home equity - first lien	35	51	13	99	50,016	50,115	-
Home equity - junior lien	285	173	92	550	62,516	63,066	-
Subtotal: Real estate mortgage	1,757	458	4,226	6,441	1,190,970	1,197,411	176

Consumer	343	8	-	351	35,180	35,531	-

Total	$2,338	$793	$7,869	$11,000	$2,022,007	$2,033,007	$176

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

As of June 30, 2016 and December 31, 2015, the internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
June 30, 2016	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$693,830	$18,929	$6,446	$2,751	$-	$721,956
Construction and development, excluding undeveloped land	134,823	-	1,206	-	-	136,029
Undeveloped land	19,681	-	661	-	-	20,342

Real estate mortgage
Commercial investment	570,100	1,918	-	420	-	572,438
Owner occupied commercial	321,684	8,452	1,890	1,836	-	333,862
1-4 family residential	239,429	295	-	1,046	-	240,770
Home equity - first lien	52,360	-	-	-	-	52,360
Home equity - junior lien	65,696	50	-	253	-	65,999
Subtotal: Real estate mortgage	1,249,269	10,715	1,890	3,555	-	1,265,429

Consumer	31,701	-	-	94	-	31,795

Total	$2,129,304	$29,644	$10,203	$6,400	$-	$2,175,551

December 31, 2015

Commercial and industrial	$612,853	$19,672	$7,238	$4,635	$-	$644,398
Construction and development, excluding undeveloped land	133,342	773	367	-	-	134,482
Undeveloped land	20,513	517	155	-	-	21,185

Real estate mortgage
Commercial investment	525,829	2,183	-	278	-	528,290
Owner occupied commercial	306,056	17,135	3,413	2,761	-	329,365
1-4 family residential	224,645	848	-	1,082	-	226,575
Home equity - first lien	50,102	-	-	13	-	50,115
Home equity - junior lien	62,924	50	-	92	-	63,066
Subtotal: Real estate mortgage	1,169,556	20,216	3,413	4,226	-	1,197,411

Consumer	35,463	-	-	68	-	35,531

Total	$1,971,727	$41,178	$11,173	$8,929	$-	$2,033,007

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(4)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $57.4 million and $64.5 million at June 30, 2016 and December 31, 2015, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At June 30, 2016, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(5)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling of $43.0 million and $43.5 million at June 30, 2016 and December 31, 2015, respectively, via 12 separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $13.0 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	June 30, 2016		December 31, 2015
Year	Advance	Fixed Rate	Advance	Fixed Rate
2016	$30,000	0.67%	$30,000	0.55%
2020	1,814	2.23	1,838	2.23
2021	394	2.12	429	2.12
2024	2,764	2.36	2,865	2.36
2025	6,705	2.44	6,991	2.44
2028	1,325	1.48	1,345	1.48

Total	$43,002	1.16%	$43,468	1.09%

In addition to the fixed-rate advances listed above, Bancorp had a $60 million cash management advance from the FHLB. This advance matured in the first week of July and was utilized to manage Bancorp’s overall cash position. Due to the short nature of the advance, it was recorded within Federal fund purchased and other short-term borrowings.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $627.7 million under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At June 30, 2016, the amount of available credit from the FHLB totaled $306.9 million.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(6)	Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the six months ended June 30, 2016 and 2015.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2014	$2,456	$16	$(387)	$2,085

Net current period other comprehensive loss	(751)	(21)	-	(772)
Balance at June 30, 2015	$1,705	$(5)	$(387)	$1,313

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Net current period other comprehensive income (loss)	5,256	(438)	-	4,818
Balance at June 30, 2016	$6,221	$(498)	$(273)	$5,450

(7)	Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first six months of 2016 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

At June 30, 2016 and December 31, 2015, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Notional amount	$25,657	$10,788	$25,657	$10,788
Weighted average maturity (years)	7.4	6.9	7.4	6.9
Fair value	$(1,282)	$(461)	$1,282	$461

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of June 30, 2016 and December 31, 2015.

(dollars in thousands)
					Fair value
Notional	Maturity	Receive (variable)	Pay fixed	Fair value	December 31,
amount	date	index	swap rate	June 30, 2016	2015
$10,000	12/6/2016	US 3 Month LIBOR	0.72%	$-	$8
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(766)	(101)
$30,000			1.43%	$(766)	$(93)

(8)	Goodwill and Intangible Assets

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

Bancorp recorded a core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At June 30, 2016, the unamortized core deposit intangible was $1.5 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at June 30, 2016 and December 31, 2015 were $2.4 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $388.7 million and $410.8 million at June 30, 2016, and December 31, 2015, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Changes in the net carrying amount of MSRs for the six months ended June 30, 2016 and 2015 are shown in the following table:

	For six months
	ended June 30,
(in thousands)	2016	2015
Balance at beginning of period	$1,018	$1,131
Additions for mortgage loans sold	70	216
Amortization	(118)	(370)
Balance at June 30	$970	$977

(9)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. The retired officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $34 thousand and $36 thousand, for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the net periodic benefit costs totaled $67 thousand and $71 thousand, respectively.

(10)	Commitments and Contingent Liabilities

As of June 30, 2016, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $628.6 million including standby letters of credit of $11.6 million represent normal banking transactions. Commitments to extend credit were $636.9 million, including letters of credit of $12.8 million, as of December 31, 2015. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2016, Bancorp has accrued $387 thousand in other liabilities for inherent risks related to unfunded credit commitments.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of June 30, 2016, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(11)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(12)	Stock Split

On April 29, 2016 Bancorp declared a 3 for 2 stock split to be effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this split.

(13)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of June 30, 2016, there were 167,848 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense before income taxes	$560	$494	$1,073	$995
Less: deferred tax benefit	(196)	(173)	(376)	(348)
Reduction of net income	$364	$321	$697	$647

Bancorp expects to record an additional $1.1 million of stock-based compensation expense in 2016 for equity grants outstanding as of June 30, 2016. As of June 30, 2016, Bancorp has $4.8 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $1.0 million and $1.6 million from the exercise of options during the first six months of 2016 and 2015, respectively.

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

	2016	2015

Dividend yield	2.94%	2.97%
Expected volatility	19.31%	22.81%
Risk free interest rate	1.70%	1.91%
Expected life of SARs (in years)	7.3	7.5

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of stock option and SARs activity and related information for the six months ended June 30, 2016 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2015
Vested and exercisable	656	$14.02	-	19.44	$15.75	$6,191	$3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Granted	87		25.76		25.76	216	3.56
Exercised	(83)	14.02	-	17.89	17.08	785	3.96
Forfeited	(1)	15.24	-	15.84	15.47	8	2.90

At June 30, 2016
Vested and exercisable	664	14.02	-	22.96	15.82	8,238	3.29	3.9
Unvested	260	15.24	-	25.76	21.48	1,756	3.43	8.3
Total outstanding	924	14.02	-	25.76	17.41	$9,994	3.33	5.1

Vested year-to-date	92	15.24	-	22.96	17.44	$990	3.14

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

A summary of restricted common stock activity for the periods ending December 31, 2015 and June 30, 2016, is outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2014	171,139	$16.63
Shares awarded	52,898	22.99
Restrictions lapsed and shares released to employees	(61,205)	15.89
Shares forfeited	(6,974)	18.97
Unvested at December 31, 2015	155,858	$18.98
Shares awarded	51,122	25.78
Restrictions lapsed and shares released to employees	(48,290)	17.91
Shares forfeited	(8,596)	20.64
Unvested at June 30, 2016	150,094	$21.55

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2014	3	$17.61	50,024
2015	3	20.02	31,887
2016	3	22.61	27,663

In the first quarter of 2016, Bancorp awarded 8,144 RSUs to directors of Bancorp with a grant date fair value of $200 thousand. In the second quarter of 2016, 1,018 RSUs were cancelled, leaving 7,126 RSUs outstanding with a grant date fair value of $175 thousand.

(14)	Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2016 and 2015, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
(In thousands, except per share data)	June 30,		June 30,
	2016	2015	2016	2015
Net income	$10,109	$9,002	$19,944	$18,257
Average shares outstanding	22,336	22,065	22,295	22,018
Dilutive securities	368	339	363	335

Average shares outstanding including dilutive securities including dilutive securities	22,704	22,404	22,658	22,353

Net income per share, basic	$0.45	$0.41	$0.89	$0.83
Net income per share, diluted	$0.45	$0.40	$0.88	$0.82

(15)	Segments

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Selected financial information by business segment for the three and six month periods ended June 30, 2016 and 2015 follows:

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended June 30, 2016
Net interest income	$23,888	$62	$23,950
Provision for loan losses	750	-	750
Investment management and trust services	-	4,807	4,807
All other non-interest income	5,971	-	5,971
Non-interest expense	17,297	2,896	20,193
Income before income taxes	11,812	1,973	13,785
Tax expense	2,971	705	3,676
Net income	$8,841	$1,268	$10,109

Three months ended June 30, 2015
Net interest income	$21,756	$45	$21,801
Provision (credit) for loan losses	-	-	-
Investment management and trust services	-	4,651	4,651
All other non-interest income	5,568	-	5,568
Non-interest expense	16,015	2,852	18,867
Income before income taxes	11,309	1,844	13,153
Tax expense	3,495	656	4,151
Net income	$7,814	$1,188	$9,002

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

		Investment
	Commercial	management
(in thousands)	banking	and trust	Total
Six months ended June 30, 2016
Net interest income	$47,295	$124	$47,419
Provision for loan losses	1,250	-	1,250
Investment management and trust services	-	9,419	9,419
All other non-interest income	11,441	-	11,441
Non-interest expense	34,192	5,541	39,733
Income before income taxes	23,294	4,002	27,296
Tax expense	5,922	1,430	7,352
Net income	$17,372	$2,572	$19,944

Six months ended June 30, 2015
Net interest income	$43,316	$99	$43,415
Provision (credit) for loan losses	-	-	-
Investment management and trust services	-	9,203	9,203
All other non-interest income	10,689	-	10,689
Non-interest expense	31,206	5,440	36,646
Income before income taxes	22,799	3,862	26,661
Tax expense	7,029	1,375	8,404
Net income	$15,770	$2,487	$18,257

(16)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Current tax expense
Federal	$4,222	$3,884	$6,595	$6,960
State	186	186	310	273
Total current tax expense	4,408	4,070	6,905	7,233

Deferred tax expense
Federal	(711)	109	390	1,093
State	(21)	(28)	57	78
Total deferred tax expense (benefit)	(732)	81	447	1,171
Total income tax expense	$3,676	$4,151	$7,352	$8,404

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

An analysis of the difference between statutory and effective tax rates for the six months ended June 30, 2016 and 2015 follows:

	Six months ended June 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.3)	(1.4)
Tax credits	(9.5)	(2.5)
Cash surrender value of life insurance	(0.9)	(0.9)
State income taxes, net of federal benefit	0.9	0.9
Other, net	2.7	0.4
Effective tax rate	26.9%	31.5%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As of June 30, 2016 and December 31, 2015, the gross amount of unrecognized tax benefits, including penalties and interest, was $48 thousand and $42 thousand, respectively. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2011.

(17)	Assets and Liabilities Measured and Reported at Fair Value

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Authoritative guidance requires maximum use of observable inputs and minimum use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp derives its own estimates by generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at June 30, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$333,826	$-	$333,826	$-
Mortgage-backed securities - government agencies	170,703	-	170,703	-
Obligations of states and political subdivisions	62,021	-	62,021	-
Corporate equity securities	757	757	-	-

Total investment securities available-for-sale	567,307	757	566,550	-

Interest rate swaps	1,282	-	1,282	-

Total assets	$568,589	$757	$567,832	$-

Liabilities

Interest rate swaps	$2,048	$-	$2,048	$-

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(in thousands)	Fair value at December 31, 2015
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$80,000	$80,000	$-	$-
Government sponsored enterprise obligations	251,893	-	251,893	-
Mortgage-backed securities - government agencies	169,628	-	169,628	-
Obligations of states and political subdivisions	63,702	-	63,702	-
Corporate equity securities	653	653	-	-

Total investment securities available-for-sale	565,876	80,653	485,223	-

Interest rate swaps	461	-	461	-

Total assets	$566,337	$80,653	$485,684	$-

Liabilities

Interest rate swaps	$554	$-	$554	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2016 and December 31, 2015 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for June 30, 2016 or December 31, 2015. See Note 8 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of June 30, 2016, total impaired loans with a valuation allowance were $1.5 million, and the specific allowance totaled $356 thousand, resulting in a fair value of $1.1 million, compared with total impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $544 thousand, resulting in a fair value of $2.1 million at December 31, 2015. Losses represent the change in specific allowances for the period indicated.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At June 30, 2016 and December 31, 2015, carrying value of all other real estate owned was $5.1 million and $4.5 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at June 30, 2016				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2016
Impaired loans	$1,099	$-	$-	$1,099	$(173)
Other real estate owned	4,353	-	-	4,353	-

Total	$5,452	$-	$-	$5,452	$(173)

(in thousands)	Fair value at December 31, 2015				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2015
Impaired loans	$2,058	$-	$-	$2,058	$(2,524)
Other real estate owned	3,782	-	-	3,782	(175)

Total	$5,840	$-	$-	$5,840	$(2,699)

For the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended June 30, 2016, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$1,099	Appraisal	Appraisal discounts (%)	10.1%
Other real estate owned	4,353	Appraisal	Appraisal discounts	19.3

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(18)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
June 30, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$50,234	$50,234	$50,234	$-	$-
Mortgage loans held for sale	6,405	7,054	-	7,054	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,152,410	2,189,877	-	-	2,189,877
Accrued interest receivable	6,799	6,799	6,799	-	-

Financial liabilities
Deposits	2,349,948	2,350,358	-	-	2,350,358
Short-term borrowings	171,591	171,591	-	171,591	-
FHLB advances	43,002	44,700	-	44,700	-
Accrued interest payable	132	132	132	-	-

(in thousands)	Carrying
December 31, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$103,833	$103,833	$103,833	$-	$-
Mortgage loans held for sale	6,800	7,112	-	7,112	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,010,566	2,021,776	-	-	2,021,776
Accrued interest receivable	6,610	6,610	6,610	-	-

Financial liabilities
Deposits	2,371,702	2,371,300	-	-	2,371,300
Short-term borrowings	87,003	87,003	-	87,003	-
FHLB advances	43,468	43,647	-	43,647	-
Accrued interest payable	127	127	127	-	-

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2016.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$321,916	13.01%	$197,950	8.00%	NA	NA
Bank	311,600	12.62	197,528	8.00	$246,910	10.00%

Common equity tier 1 risk-based capital
Consolidated	298,341	12.06	111,321	4.50	NA	NA
Bank	288,025	11.66	111,159	4.50	148,212	6.00

Tier 1 risk-based capital (1)
Consolidated	298,341	12.06	148,428	6.00	NA	NA
Bank	288,025	11.66	148,212	6.00	148,212	6.00

Leverage (2)
Consolidated	298,341	10.46	114,088	4.00	NA	NA
Bank	288,025	10.10	114,069	4.00	142,587	5.00

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$307,666	13.31%	$184,923	8.00%	NA	NA
Bank	298,129	12.91	184,743	8.00	$230,929	10.00%

Common equity tier 1 risk-based capital
Consolidated	284,793	12.32	104,023	4.50	NA	NA
Bank	275,256	11.92	103,914	4.50	138,552	6.00

Tier 1 risk-based capital (1)
Consolidated	284,793	12.32	138,698	6.00	NA	NA
Bank	275,256	11.92	138,552	6.00	138,552	6.00

Leverage (2)
Consolidated	284,793	10.53	108,183	4.00	NA	NA
Bank	275,256	10.19	108,049	4.00	135,062	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2016 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes the significant changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2016 compared with same periods in the year ended December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2016 through June 30

Bancorp completed the first six months of 2016 with net income of $19.9 million or 9.2% more than the comparable period of 2015. The increase is due to higher net interest income and non-interest income. These increases were partially offset by higher non-interest expenses and higher provision for loan losses. Diluted earnings per share for the first six months of 2016 were $0.88, compared with the first six months of 2015 at $0.82. Bancorp's performance for the first half of 2016 reflected several positive factors, including:

●	Strong organic net loan growth, accelerating from the pace set over the past two years;

●	Continued high credit quality;

●	Diverse sources of fee income contributing to revenue growth; and

●	Solid returns on average assets and equity of 1.41% and 13.52%, respectively.

As is the case with most banks, Bancorp’s primary revenue source is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $4.0 million, or 9.2%, for the first six months of 2016, compared with the same period in 2015. The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest margin declined to 3.58% for the first six months of 2016, compared with 3.73% for the same period of 2015.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

In response to assessment of risk in the loan portfolio, including net loan growth, Bancorp recorded a $1.25 million provision for loan losses in the first six months of 2016, compared with no provision in the first six months of 2015. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first six months of 2016 increased $968 thousand, or 4.9%, compared with the same period in 2015, and comprised 31% of total revenues. Bancorp experienced increases in virtually all areas of non-interest income.

Total non-interest expense in the first six months of 2016 increased $3.1 million, or 8.4%, compared with the same period in 2015, largely due to increases in salaries and benefits and higher amortization expense of investments in tax credit partnerships. These expenses were partially offset by gains on sales of foreclosed assets and lower other non-interest expenses. Bancorp's efficiency ratio in the first six months of 2016 was 57.8% compared to 57.5% in the same period in 2015. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.9% and 57.0% for the first half of 2016 and 2015, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 26.9% in 2016 from 31.5% in 2015. The decrease in the effective tax rate from 2015 to 2016 is largely the result of higher tax credits in 2016.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.42% as of June 30, 2016, compared with 10.10% at December 31, 2015. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

On April 29, 2016 Bancorp declared a 3 for 2 stock split to be effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this dividend.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Record net income of $10.1 million for the three months ended June 30, 2016 increased $1.1 million, or 12.3%, from $9.0 million for the comparable 2015 period. Basic net income per share was $0.45 for the second quarter of 2016, an increase of 9.8% from the $0.41 for the second quarter of 2015. Net income per share on a diluted basis was $0.45 for the second quarter of 2016, an increase of 12.5% from the $0.40 for the same period in 2015. Bancorp recorded a $750 thousand provision for loan losses in the second quarter of 2016, compared with no provision in the same period of 2015. See Note 14 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.42% and 13.53%, respectively, for the second quarter of 2016, compared with 1.45% and 13.30%, respectively, for the same period in 2015.

Net income of $19.9 million for the six months ended June 30, 2016 increased $1.7 million, or 9.2%, from $18.3 million for the comparable 2015 period. Basic net income per share was $0.89 for the first six months of 2016, an increase of 7.2% from the $0.83 for the first six months of 2015. Net income per share on a diluted basis was $0.88 for the first six months of 2016, an increase of 7.3% from the $0.82 for the first six months of 2015. Bancorp recorded a $1.25 million provision for loan losses in the first six months of 2016, compared with no provision in the same period of 2015.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.41% and 13.52%, respectively, for the first six months of 2016, compared with 1.47% and 13.73%, respectively, for the same period in 2015.

Net Interest Income

The following tables present the average balance sheets for the three and six month periods ended June 30, 2016 and 2015 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Average Balances and Interest Rates – Taxable Equivalent Basis

	Three months ended June 30
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold	$85,914	$111	0.52%	$56,671	$51	0.36%
Mortgage loans held for sale	5,432	59	4.37	7,701	74	3.85
Securities:
Taxable	413,536	2,060	2.00	347,249	1,907	2.20
Tax-exempt	61,739	438	2.85	59,605	421	2.83
FHLB stock and other securities	6,347	63	3.99	6,347	62	3.92
Loans, net of unearned income	2,132,390	22,646	4.27	1,879,982	20,719	4.42
Total earning assets	2,705,358	25,377	3.77	2,357,555	23,234	3.95
Less allowance for loan losses	22,847			24,693
	2,682,511			2,332,862
Non-earning assets:
Cash and due from banks	40,075			37,877
Premises and equipment	42,110			40,148
Accrued interest receivable and other assets	93,928			87,790
Total assets	$2,858,624			$2,498,677

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$705,878	$245	0.14%	$516,765	$134	0.10%
Savings deposits	134,644	12	0.04	118,893	11	0.04
Money market deposits	643,898	358	0.22	634,862	321	0.20
Time deposits	252,058	364	0.58	287,402	472	0.66
Securities sold under agreements to repurchase	53,514	29	0.22	58,060	32	0.22
Federal funds purchased and other short term borrowings	28,152	23	0.33	14,420	5	0.14
FHLB advances	43,081	181	1.69	41,017	224	2.19

Total interest bearing liabilities	1,861,225	1,212	0.26	1,671,419	1,199	0.29
Non-interest bearing liabilities:
Non-interest bearing demand deposits	664,069			532,526
Accrued interest payable and other liabilities	32,777			23,255
Total liabilities	2,558,071			2,227,200
Stockholders’ equity	300,553			271,477
Total liabilities and stockholders’ equity	$2,858,624			$2,498,677
Net interest income		$24,165			$22,035
Net interest spread			3.51%			3.66%
Net interest margin			3.59%			3.75%

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

	Six months ended June 30
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold	$114,797	$300	0.53%	$71,679	$119	0.33%
Mortgage loans held for sale	4,840	119	4.94	5,678	113	4.01
Securities:
Taxable	417,061	4,151	2.00	352,641	3,877	2.22
Tax-exempt	62,142	872	2.82	59,684	837	2.83
FHLB stock and other securities	6,347	127	4.02	6,347	126	4.00
Loans, net of unearned income	2,084,413	44,727	4.32	1,874,791	41,244	4.44
Total earning assets	2,689,600	50,296	3.76	2,370,820	46,316	3.94
Less allowance for loan losses	22,766			24,950
	2,666,834			2,345,870
Non-earning assets:
Cash and due from banks	39,296			37,359
Premises and equipment	40,911			39,832
Accrued interest receivable and other assets	91,304			89,079
Total assets	$2,838,345			$2,512,140

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$716,252	$503	0.14%	$508,902	$263	0.10%
Savings deposits	132,848	24	0.04	116,650	21	0.04
Money market deposits	650,635	714	0.22	654,782	655	0.20
Time deposits	257,678	734	0.57	296,821	972	0.66
Securities sold under agreements to repurchase	56,193	62	0.22	61,185	69	0.23
Federal funds purchased and other short term borrowings	25,804	38	0.30	15,142	12	0.16
FHLB advances	43,198	368	1.71	38,907	440	2.28

Total interest bearing liabilities	1,882,608	2,443	0.26	1,692,389	2,432	0.29
Non-interest bearing liabilities:
Non-interest bearing demand deposits	628,269			526,423
Accrued interest payable and other liabilities	30,921			25,224
Total liabilities	2,541,798			2,244,036
Stockholders’ equity	296,547			268,104
Total liabilities and stockholders’ equity	$2,838,345			$2,512,140
Net interest income		$47,853			$43,884
Net interest spread			3.50%			3.65%
Net interest margin			3.58%			3.73%

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

●

Interest income on a fully tax equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $215 thousand and $234 thousand, respectively, for the three month periods ended June 30, 2016 and 2015 and $434 thousand and $469 thousand, respectively, for the six month periods ended June 30, 2016 and 2015.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $10.1 million and $7.9 million, respectively, for the three month periods ended June 30, 2016 and 2015 and $8.6 million and $8.0 million, respectively, for the six month periods ended June 30, 2016 and 2015.

Fully taxable equivalent net interest income of $24.2 million for the three months ended June 30, 2016 increased $2.1 thousand, or 9.7%, from $22.0 million when compared with the same period last year. The positive effects of increased volumes on loans and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned on loans. Net interest spread and net interest margin were 3.51% and 3.59%, respectively, for the second quarter of 2016 and 3.66% and 3.75%, respectively, for the second quarter of 2015.

Fully taxable equivalent net interest income of $47.9 million for the six months ended June 30, 2016 increased $4.0 million, or 9.0%, from $43.9 million when compared with the same period last year. The positive effects of increased volumes on earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest spread and net interest margin were 3.50% and 3.58%, respectively, for the first six months of 2016 and 3.65% and 3.73%, respectively, for the first six months of 2015.

Average earning assets increased $318.8 million or 13.4%, to $2.69 billion for the first six months of 2016 compared with 2015, reflecting growth in the loan portfolio and investment securities. Average interest bearing liabilities increased $190.2 million, or 11.2%, to $1.88 billion for the first six months of 2016 compared with 2015 primarily due to increases in interest bearing demand and savings deposits, federal funds purchased and FHLB advances, partially offset by decreases in time deposits, money market deposits and securities sold under agreements to repurchase.

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

Bancorp assumes certain correlation rates, often referred to as a “beta” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-bearing checking accounts are assumed to have a lower correlation rate. Actual results may differ due to factors including competitive pricing and money supply; however, Bancorp uses its historical experience as well as industry data to inform its assumptions.

The June 30, 2016 simulation analysis, which shows little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. These estimates are summarized below.

Net interest income change

Increase 200bp	(2.75)%
Increase 100bp	(2.00)
Decrease 100bp	(3.28)
Decrease 200bp	N/A

Management expects that net interest margin will remain under pressure through 2016, and any near-term increases in prevailing interest rates would not immediately benefit Bancorp. Approximately 64% of its loan portfolio has fixed rates and 13% of its loan portfolio is priced at variable rates with floors of 4% or higher. Since the prime rate is currently 3.50%, a rise in rates would have a negative impact on net interest income until rates increase more than 50 bps and the rates on such loans would rise to compensate for higher interest costs. This effect is captured in the simulation analysis above. The extent of margin compression also will be affected by the need to respond to competitive pressures on funding sources.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Derivatives designated as cash flow hedges described in Note 7 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Bancorp recorded a $1.25 million provision for loan losses in the first six months of 2016, compared with no provision for the same period of 2015.

Management utilizes loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2016.

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2016 and 2015 follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$22,451	$24,882	$22,441	$24,920
Provision for loan losses	750	-	1,250	-
Loan charge-offs, net of recoveries	(60)	(1,574)	(550)	(1,612)
Balance at the end of the period	$23,141	$23,308	$23,141	$23,308
Average loans, net of unearned income	$2,142,530	$1,887,913	$2,092,990	$1,882,782
Provision for loan losses to average loans (1)	0.04%	0.00%	0.06%	0.00%
Net loan charge-offs to average loans (1)	0.00%	0.08%	0.03%	0.09%
Allowance for loan losses to average loans	1.08%	1.23%	1.11%	1.24%
Allowance for loan losses to period-end loans	1.06%	1.23%	1.06%	1.23%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2016 and 2015 follows:

(in thousands)	Three months		Six months
	ended June 30,		ended June 30,
Net loan charge-offs (recoveries)	2016	2015	2016	2015
Commercial and industrial	$41	$1,311	$357	$1,316
Construction and development, excluding undeveloped land	-	-	(10)	-
Undeveloped land	-	-	-	-
Real estate mortgage - commercial investment	(157)	231	(158)	231
Real estate mortgage - owner occupied commercial	130	(12)	313	(11)
Real estate mortgage - 1-4 family residential	(2)	(2)	(1)	49
Home equity	-	12	-	8
Consumer	48	34	49	19
Total net loan charge-offs	$60	$1,574	$550	$1,612

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and six month periods ended June 30, 2016 and 2015.

	Three months			Six months
	ended June 30,			ended June 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change

Non-interest income:
Investment management and trust services	$4,807	$4,651	3.4%	$9,419	$9,203	2.3%
Service charges on deposit accounts	2,262	2,199	2.9	4,408	4,279	3.0
Bankcard transaction revenue	1,433	1,246	15.0	2,743	2,368	15.8
Mortgage banking revenue	1,030	913	12.8	1,824	1,741	4.8
Brokerage commissions and fees	538	499	7.8	981	960	2.2
Bank owned life insurance income	220	226	-2.7	441	448	-1.6
Other	488	485	0.6	1,044	893	16.9
Total non-interest income	$10,778	$10,219	5.5%	$20,860	$19,892	4.9%
Non-interest expenses:
Salaries and employee benefits	$11,971	$11,383	5.2%	$24,166	$22,483	7.5%
Net occupancy expense	1,546	1,450	6.6	3,070	2,919	5.2
Data processing expense	1,881	1,756	7.1	3,425	3,210	6.7
Furniture and equipment expense	291	260	11.9	576	507	13.6
FDIC insurance expense	351	317	10.7	679	614	10.6
Amortization of investment in tax credit partnerships	1,016	159	539.0	2,031	317	540.7
Other	3,137	3,542	-11.4	5,786	6,596	-12.3
Total non-interest expenses	$20,193	$18,867	7.0%	$39,733	$36,646	8.4%

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The largest component of non-interest income is investment management and trust (“IM&T”) revenue. The magnitude of IM&T revenue distinguishes Bancorp from other community banks of similar asset size. Assets under management, stated at market value, totaled $2.34 billion at June 30, 2016, compared with $2.29 billion at June 30, 2015. IM&T services revenue, which constitutes an average of 45% of non-interest income, increased $156 thousand, or 3.4%, in the second quarter of 2016, and $216 thousand, or 2.3% for the first six months, as compared with the same periods in 2015. Recurring fees, which generally comprise over 95% of the investment management and trust revenue, increased $57 thousand, or 1%, for the first six months of 2016, compared with the same period of 2015. Most recurring fees earned for managing accounts are based on a percentage of market value on a monthly basis. Some revenues of the IM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. Total non-recurring fees increased $159 thousand for the first six months of 2016, compared with the same period in 2015. Management believes the IM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Service charges on deposit accounts increased $63 thousand, or 2.9%, in the second quarter of 2016, and $129 thousand, or 3.0%, for the first six months of 2016, as compared with the same periods in 2015. Service charge income is driven by transaction volume, which can fluctuate throughout the year. A significant component of service charges is related to fees earned on overdrawn checking accounts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions.

Bankcard transaction revenue increased $187 thousand, or 15.0%, in the second quarter of 2016, and $375 thousand, or 15.8% for the first six months of 2016, compared with the same periods in 2015, and primarily represents income the Bank derives from customers’ use of debit and credit cards. Interchange income on debit cards increased $17 thousand, or 1.4%, and $62 thousand, or 2.6%, for the first six months of 2016, compared with 2015, as a result of increased volume. However, Bancorp expects a slight decrease in interchange rates on debit cards as service providers gravitate to lower cost options in a competitive market. Late in 2015, Bancorp began offering credit cards to business customers. Income on credit cards totaled $172,000 in the second quarter and $314,000 for the first six months of 2016. Bancorp expects volume of credit card transactions to increase slowly as customers are added.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $117 thousand, or 12.8%, in the second quarter of 2016, and $83 thousand or 4.8%, for the first six months of 2016, as compared with the same periods in 2015, attributable mainly to slightly higher sales prices on loans. Rates declined in 2016 compared with the same period in 2015, but lower rates were not enough to stimulate refinance activity at a level previously experienced. Bancorp experienced a slight increase in purchase transactions, but it was virtually offset by a decrease in refinance activity.

Brokerage commissions and fees increased $39 thousand, or 7.8%, in the second quarter of 2016, and $21 thousand or 2.2% for the first six months of 2016, as compared with the same periods in 2015, corresponding to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s IM&T department.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bank Owned Life Insurance (BOLI) income totaled $220 thousand and $226 thousand for the second quarter of 2016 and 2015, respectively, and totaled $441 thousand and $448 thousand for the first six months of 2016 and 2015, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income was virtually flat for the second quarter of 2016, and increased $151 thousand, or 16.9%, in the first six months of 2016, as compared with the same periods in 2015. Included in this category is swap fee income, which totaled $231 thousand for the first six months of 2016. Bancorp earned no swap fee income in the first six months of 2015. Opportunities to earn swap fee income are infrequent due to the specialized nature of the transactions. This category includes a variety of other factors, none of which resulted in individually significant variances.

Salaries and employee benefits increased $588 thousand, or 5.2%, for the second quarter of 2016, and $1.7 million, or 7.5% for the first six months of 2016, as compared with the same periods of 2015. For the second quarter and the first six months, the increase is largely due to higher compensation expenses, reflecting both increased incentive compensation related to accelerated loan and earnings growth as well as the addition of personnel associated with continued expansion in the Cincinnati and Indianapolis markets. To a lesser extent, Bancorp had some additional compensation expense due to new hires in anticipation of expected retirement of certain officers. These increases were partially offset by lower health insurance costs. At June 30, 2016, Bancorp had 549 full-time equivalent employees compared with 538 at June 30, 2015.

Net occupancy expense increased $96 thousand, or 6.6%, in the second quarter of 2016, and $151 thousand, or 5.2%, for the first six months of 2016, as compared with the same periods of 2015. The increase was largely due to higher rent and depreciation for locations added during 2015 and increased maintenance expense company-wide.

Data processing expense increased $125 thousand, or 7.1% in the second quarter of 2016, and $215 thousand, or 6.7% for the first six months of 2016, compared with the same periods of 2015. The increase for the first six months of 2016 is largely due to increases in expenses for computer maintenance and bank card processing/reissuance. This category includes ongoing computer software amortization and maintenance related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $31 thousand, or 11.9% for the second quarter of 2016, and $69 thousand, or 13.6% for the first six months of 2016, as compared with the same periods in 2015. These fluctuations relate to a variety of factors, none of which were individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense increased $34 thousand, or 10.7%, for the second quarter of 2016, and $65 thousand or 10.6% for the first six months of 2016, as compared with the same periods in 2015. The assessment is calculated by the FDIC and adjusted quarterly. The increase in expense is due primarily to higher level of net assets driven by loan growth.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Amortization of investments in tax credit partnerships increased $857 thousand for the second quarter of 2016, and $1.7 million for the first six months of 2016, compared with the same periods of 2015. This expense reflects amortization of investments in partnerships which generate historic and New Market income tax credits and varies widely depending upon the timing of investments and related amortization. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses decreased $405 thousand or 11.4% in the second quarter of 2016, and $810 thousand or 12.3% for the first six months of 2016, as compared with the same periods in 2015. The decreases for the six month period are largely due to $189 thousand of net gains on sales of foreclosed assets in 2016 compared with $163 thousand of net losses in 2015. Additionally, Bancorp reduced the reserve for estimated losses on unfunded commitments by $45 thousand in the first six months of 2016, compared with a provision expense of $202 thousand in 2015. This reserve is based on evaluation of credit risk related to available credit in the loan portfolio. MSR amortization declined $250 thousand for the first six months of 2016 compared with 2015, as pools of MSRs added several years ago were fully amortized in 2015. This category also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

For the first six months of 2016, Bancorp recorded income tax expense of $7.4 million, compared with $8.4 million for the same period in 2015. The effective rate for the six month period was 26.9% in 2016 and 31.5% in 2015. The decrease in the effective tax rate from 2015 to 2016 is largely the result of higher utilization of tax credits in 2016.

Bancorp invests in certain partnerships that yield low-income housing, historic and New Market income tax credits. The tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using a proportional amortization method which amortizes the investment in proportion to the tax credits and other tax benefits received. The amortization method for investments in new markets and historic tax credit partnerships is the cost method which matches the amortization period with the time frame over which the credits are realized. For each of Bancorp’s investments in tax credit partnerships, when taken as a whole, the tax benefit compared with the amortization results in a positive effect on net income.

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

Balance Sheet

Total assets increased $92.7 million, or 3.3%, from $2.82 billion on December 31, 2015 to $2.91 billion on June 30, 2016. Loans grew $142.5 million in the first six months of 2016 as a result of loan production which outpaced what had been record production in 2015. All of this growth has been organic and, importantly, each of Bancorp's three markets continues to participate in the accelerated lending activity. Securities available-for-sale increased $1.4 million. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $100 million at June 30, 2016 and December 31, 2015, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Total liabilities increased $74.2 million, or 2.9%, from $2.53 billion on December 31, 2015 to $2.60 billion on June 30, 2016. Deposits decreased $21.8 million or 0.9% due to seasonal fluctuations. Securities sold under agreement to repurchase decreased $7.1 million or 11.0% due to normal cyclical activity. Federal funds purchased and other short-term borrowing increased $91.7 million. Bancorp utilizes short-term lines of credit to manage its overall liquidity position. Other liabilities increased $11.8 million or 42.2% largely due to an increase in secured borrowing related to participation loans. See the Elements of Loan Portfolio section below on details related to participations loans.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2016	December 31, 2015
Commercial and industrial	721,956	$644,398
Construction and development, excluding undeveloped land	136,029	134,482
Undeveloped land (1)	20,342	21,185
Real estate mortgage:
Commercial investment	572,438	528,290
Owner occupied commercial	333,862	329,365
1-4 family residential	240,770	226,575
Home equity - first lien	52,360	50,115
Home equity - junior lien	65,999	63,066
Subtotal: Real estate mortgage	1,265,429	1,197,411
Consumer	31,795	35,531

Total Loans	$2,175,551	$2,033,007

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At June 30, 2016 and December 31, 2015, the total participated portions of loans of this nature were $16.6 million and $7.2 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Non-accrual loans	$4,970	$7,693
Troubled debt restructuring	1,020	1,060
Loans past due 90 days or more and still accruing	410	176

Non-performing loans	6,400	8,929

Foreclosed real estate	5,093	4,541

Non-performing assets	$11,493	$13,470

Non-performing loans as a percentage of total loans	0.29%	0.44%
Non-performing assets as a percentage of total assets	0.40%	0.48%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	June 30, 2016	December 31, 2015
Commercial and industrial	$1,794	$3,643
Construction and development, excluding undeveloped land	-	-
Undeveloped land	-	-
Real estate mortgage - commercial investment	280	278
Real estate mortgage - owner occupied commercial	1,635	2,761
Real estate mortgage - 1-4 family residential	977	906
Home equity and consumer loans	284	105
Total loans	$4,970	$7,693

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. Federal funds sold totaled $9.7 million at June 30, 2016. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $567.3 million at June 30, 2016. The portfolio includes maturities of approximately $134.8 million over the next twelve months, including $100 million of short-term securities which matured in July 2016. Combined with federal funds sold, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain investment management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2016, total investment securities pledged for these purposes comprised 56% of the available-for-sale investment portfolio, leaving $247.8 million of unpledged securities.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2016, such deposits totaled $2.10 billion and represented 89% of Bancorp’s total deposits. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high. When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position. As of June 30, 2016, Bancorp had $498 thousand or 0.02% of total deposits, in brokered deposits.

Included in the total deposit balances at June 30, 2016 is $133.4 million of public funds deposits, generally comprised of accounts from local government agencies and public school districts in our markets. As a result of property tax collections in the latter part of each year and some subsequent deployment, these accounts have an estimated remaining $20 million of seasonal excess balances, which are expected to decline over the next three to six months. While this excess liquidity is maintained in low-yielding short-term investments and consequently results in lower net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At June 30, 2016, available credit from the FHLB totaled $306.9 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $39 million at June 30, 2016.

Bancorp’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At June 30, 2016, the Bank may pay up to $70.2 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At June 30, 2016, stockholders’ equity totaled $305.1 million, an increase of $18.5 million since December 31, 2015. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $5.5 million at June 30, 2016 compared with $632 thousand on December 31, 2015. The $4.8 million increase is primarily a reflection of the positive effect of the changing interest rate environment during the first six months of 2016 on the valuation of Bancorp’s portfolio of securities available-for-sale.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015

Total risk-based capital (1)
Consolidated	13.01%	13.31%
Bank	12.62	12.91

Common equity tier 1 risk-based capital (1)
Consolidated	12.06	12.32
Bank	11.66	11.92

Tier 1 risk-based capital (1)
Consolidated	12.06	12.32
Bank	11.66	11.92

Leverage (2)
Consolidated	10.46	10.53
Bank	10.10	10.19

(1)

Under the banking agencies risk-based capital guidelines, assets and credit-equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, resulting in the Bancorp's total risk-weighted assets. These ratios are computed in relation to average assets.

(2)	Ratio is computed in relation to average assets

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

•	a common equity tier 1 capital ratio of 4.5%,
•	a tier 1 risk-based capital ratio of 6% (increased from 4%),
•	a total risk-based capital ratio of 8% (unchanged from current rules), and
•	a tier 1 leverage ratio of 4% for all institutions.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years through December 31, 2018, above the new regulatory minimum risk-based capital ratios, and will result in the following minimum ratios once the capital conservation buffer is fully phased in:

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

As of June 30, 2016, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

e)	Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, Bancorp considers various ratios when evaluating capital adequacy and overhead, including tangible common equity to tangible assets, tangible common equity per share, and adjusted efficiency ratio, all of which are non-GAAP measures. Bancorp believes the tangible common equity ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions. Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios. In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes excluding amortization of investments in tax credit partnerships from non-interest expense in this ratio is important because it provides a meaningful comparison to both prior periods and to other companies who do not invest in these partnerships.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(in thousands, except per share data)	June 30, 2016	December 31, 2015
Total equity	$305,051	$286,519
Less core deposit intangible	(1,500)	(1,601)
Less goodwill	(682)	(682)
Tangible common equity	$302,869	$284,236

Total assets	$2,909,519	$2,816,801
Less core deposit intangible	(1,500)	(1,601)
Less goodwill	(682)	(682)
Total tangible assets	$2,907,337	$2,814,518

Total shareholders' equity to total assets	10.48%	10.17%
Tangible common equity ratio	10.42	10.10

Number of outstanding shares	22,510	22,379

Book value per share	$13.55	$12.80
Tangible common equity per share	13.45	12.70

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2016	2015	2016	2015
Non-interest expense	$20,193	$18,867	$39,733	$36,646

Net interest income (tax-equivalent)	24,165	22,035	47,853	43,884
Non-interest income	10,778	10,219	20,860	19,892
Total revenue	$34,943	$32,254	$68,713	$63,776

Efficiency ratio	57.8%	58.5%	57.8%	57.5%

(amounts in thousands)	2016	2015	2016	2015
Non-interest expense	$20,193	$18,867	$39,733	$36,646
Less: amortization of investments in tax credit partnerships	(1,016)	(159)	(2,031)	(317)
Adjusted non-interest expense	19,177	18,708	37,702	36,329

Net interest income (tax-equivalent)	24,165	22,035	47,853	43,884
Non-interest income	10,778	10,219	20,860	19,892
Total revenue	$34,943	$32,254	$68,713	$63,776

Adjusted efficiency ratio	54.9%	58.0%	54.9%	57.0%

f)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is evaluating the potential impact of adoption of ASU 2014-09.

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp is evaluating the potential impact of adoption of ASU 2016-02.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. After adoption of the ASU, Bancorp would record the excess tax benefits related to stock compensation as a component of income tax expense rather than additional paid-in capital. For the year ended December 31, 2015, the excess tax benefit recorded to additional paid-in capital was $673 thousand. Bancorp is considering the potential impact of early adoption of ASU 2016-09.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Bancorp is evaluating the potential impact of adoption of ASU 2016-13.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2016 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

April 1 - April 30	296	$25.87	—	—
May 1 - May 31	1,848	28.17	—	—
June 1 - June 30	—	—	—	—
Total	2,144	$27.85	—	—

(1)

Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights and vesting of restricted stock. This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

Item 6.      Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2016 Quarterly Report on Form 10-Q, filed on August 5, 2016, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.
Date: August 5, 2016	By:/s/ David P. Heintzman David P. Heintzman, Chairman and Chief Executive Officer
Date: August 5, 2016	By:/s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer