Form 10-Q
period 2016-09-30
Stock Yards Bancorp, Inc.
filed 2016-11-07
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

Yes     ☐               No    ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 27, 2016, was 22,575,981.

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

Index

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update

Bancorp	Stock Yards Bancorp, Inc.

Bank	Stock Yards Bank & Trust Company

BOLI	Bank Owned Life Insurance

BP	Basis Point = 1/100th of one percent

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FNMA	Federal National Mortgage Association

GNMA	Government National Mortgage Association

WM	Wealth management and trust

LIBOR	London Interbank Offered Rate

MSR	Mortgage Servicing Right

OAEM	Other Assets Especially Mentioned

OREO	Other Real Estate Owned

PSU	Performance Stock Unit

RSU	Restricted Stock Unit

SAR	Stock Appreciation Right

SEC	Securities and Exchange Commission

TDR	Troubled Debt Restructuring

US GAAP	United States Generally Accepted Accounting Principles

VA	U.S. Department of Veterans Affairs

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2016 (unaudited) and December 31, 2015

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$41,533	$35,895
Federal funds sold and interest bearing deposits	16,360	67,938
Cash and cash equivalents	57,893	103,833
Mortgage loans held for sale	5,959	6,800
Securities available-for-sale (amortized cost of $533,873 in 2016 and $564,391 in 2015)	541,681	565,876
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	2,222,706	2,033,007
Less allowance for loan losses	24,369	22,441
Net loans	2,198,337	2,010,566
Premises and equipment, net	42,903	39,557
Bank owned life insurance	31,653	30,996
Accrued interest receivable	6,952	6,610
Other assets	46,940	46,216
Total assets	$2,938,665	$2,816,801
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$680,078	$583,768
Interest bearing	1,710,519	1,787,934
Total deposits	2,390,597	2,371,702
Securities sold under agreements to repurchase	67,315	64,526
Federal funds purchased and other short-term borrowing	76,387	22,477
Federal Home Loan Bank advances	51,366	43,468
Accrued interest payable	116	127
Other liabilities	41,314	27,982
Total liabilities	2,627,095	2,530,282
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,562,572 and 14,919,351 shares in 2016 and 2015, respectively	36,068	10,616
Additional paid-in capital	24,050	44,180
Retained earnings	247,011	231,091
Accumulated other comprehensive income	4,441	632
Total stockholders’ equity	311,570	286,519
Total liabilities and stockholders’ equity	$2,938,665	$2,816,801

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans	$23,436	$20,924	$67,992	$61,951
Federal funds sold and interest bearing deposits	95	65	395	184
Mortgage loans held for sale	66	67	185	180
Securities – taxable	2,047	1,936	6,325	5,939
Securities – tax-exempt	298	292	907	877
Total interest income	25,942	23,284	75,804	69,131
Interest expense:
Deposits	941	900	2,916	2,811
Federal funds purchased and other short-term borrowing	19	7	57	19
Securities sold under agreements to repurchase	38	42	100	111
Federal Home Loan Bank advances	184	254	552	694
Total interest expense	1,182	1,203	3,625	3,635
Net interest income	24,760	22,081	72,179	65,496
Provision for loan losses	1,250	—	2,500	—
Net interest income after provision for loan losses	23,510	22,081	69,679	65,496
Non-interest income:
Wealth management and trust services	4,800	4,373	14,219	13,576
Service charges on deposit accounts	2,544	2,342	6,952	6,621
Bankcard transaction	1,455	1,223	4,198	3,591
Mortgage banking	1,072	772	2,896	2,513
Securities brokerage	558	585	1,539	1,545
Bank owned life insurance	216	222	657	670
Other	713	468	1,757	1,361
Total non-interest income	11,358	9,985	32,218	29,877
Non-interest expenses:
Salaries and employee benefits	12,048	11,333	36,214	33,816
Net occupancy	1,646	1,518	4,716	4,437
Data processing	1,747	1,572	5,172	4,782
Furniture and equipment	277	282	853	789
FDIC insurance	356	318	1,035	932
Amortization of investments in tax credit partnerships	1,015	158	3,046	475
Other	3,429	3,249	9,215	9,845
Total non-interest expenses	20,518	18,430	60,251	55,076
Income before income taxes	14,350	13,636	41,646	40,297
Income tax expense	3,883	4,352	11,235	12,756
Net income	$10,467	$9,284	$30,411	$27,541
Net income per share:
Basic	$0.47	$0.42	$1.36	$1.25
Diluted	$0.46	$0.41	$1.34	$1.23
Average common shares:
Basic	22,385	22,131	22,325	22,056
Diluted	22,803	22,479	22,711	22,410

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$10,467	$9,284	$30,411	$27,541
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period (net of tax of ($616), $1,089, $2,213 and $683, respectively)	(1,147)	2,023	4,110	1,270
Unrealized gains (losses) on hedging instruments:
Unrealized gains (losses) arising during the period (net of tax of $74, ($124), ($162) and ($135), respectively)	137	(231)	(301)	(250)
Other comprehensive income (loss), net of tax	(1,010)	1,792	3,809	1,020
Comprehensive income	$9,457	$11,076	$34,220	$28,561

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2016 and 2015

(In thousands, except per share data)

	Common stock				Accumulated other
	Number of		Additional	Retained	comprehensive
	shares	Amount	paid-in capital	earnings	income (loss)	Total

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895
Net income	—	—	—	27,541	—	27,541

Other comprehensive income, net of tax	—	—	—	—	1,020	1,020

Stock compensation expense	—	—	1,561	—	—	1,561

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	145	483	3,074	(1,533)	—	2,024

Cash dividends, $0.71 per share	—	—	—	(10,519)	—	(10,519)

Shares cancelled	(21)	(70)	(609)	105	—	(574)

Balance September 30, 2015	14,869	$10,448	$42,217	$225,178	$3,105	$280,948

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519

Net income	—	—	—	30,411	—	30,411

Other comprehensive income, net of tax	—	—	—	—	3,809	3,809

Stock compensation expense	—	—	1,646	—	—	1,646

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	159	527	3,404	(2,903)	—	1,028

3 for 2 stock split	7,494	24,956	(24,956)	—	—	—

Cash dividends, $0.53 per share	—	—	—	(11,843)	—	(11,843)

Shares cancelled	(9)	(31)	(224)	255	—	—

Balance September 30, 2016	22,563	$36,068	$24,050	$247,011	$4,441	$311,570

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

(In thousands)

	2016	2015
Operating activities:
Net income	$30,411	$27,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	—
Depreciation, amortization and accretion, net	8,016	5,088
Deferred income tax expense (benefit)	(320)	1,326
Gain on sales of mortgage loans held for sale	(1,825)	(1,611)
Origination of mortgage loans held for sale	(91,195)	(90,997)
Proceeds from sale of mortgage loans held for sale	93,861	90,816
Bank owned life insurance income	(657)	(670)
Loss on the disposal of premises and equipment	163	3
Loss (gain) on the sale of other real estate	(382)	153
Stock compensation expense	1,646	1,561
Excess tax benefits from share-based compensation arrangements	(963)	(366)
Increase in accrued interest receivable and other assets	(6,145)	(1,049)
Increase in accrued interest payable and other liabilities	14,253	2,509
Net cash provided by operating activities	49,363	34,304
Investing activities:
Purchases of securities available for sale	(327,711)	(203,465)
Proceeds from sale of securities available for sale	—	5,934
Proceeds from maturities of securities available for sale	355,943	206,734
Net increase in loans	(191,793)	(90,224)
Purchases of premises and equipment	(5,906)	(3,136)
Proceeds from disposal of premises and equipment	53	—
Proceeds from sale of foreclosed assets	1,403	2,332
Net cash used in investing activities	(168,011)	(81,825)
Financing activities:
Net increase in deposits	18,895	17,951
Net increase in securities sold under agreements to repurchase and federal funds purchased	56,699	12,709
Proceeds from Federal Home Loan Bank advances	199,000	78,200
Repayments of Federal Home Loan Bank advances	(191,102)	(71,333)
Issuance of common stock for options and performance stock units	1,599	1,994
Excess tax benefits from share-based compensation arrangements	963	366
Common stock repurchases	(1,534)	(910)
Cash dividends paid	(11,812)	(10,503)
Net cash provided by financing activities	72,708	28,474
Net decrease in cash and cash equivalents	(45,940)	(19,047)
Cash and cash equivalents at beginning of period	103,833	74,241
Cash and cash equivalents at end of period	$57,893	$55,194
Supplemental cash flow information:
Income tax payments	$9,190	$10,177
Cash paid for interest	3,636	3,640
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$1,522	$1,043

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

Interim results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can occur quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp’s allowance calculation includes allocations to loan portfolio segments at September 30, 2016 for qualitative factors including, among other factors, economic and business conditions in each of our primary markets, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, dependency upon the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function and management’s judgement of current trends and potential risks. Bancorp uses the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follows:

(in thousands)	Amortized	Unrealized
September 30, 2016	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$316,763	$4,080	$114	$320,729
Mortgage-backed securities - government agencies	158,478	2,767	168	161,077
Obligations of states and political subdivisions	57,979	1,229	41	59,167
Corporate equity securities	653	55	-	708

Total securities available for sale	$533,873	$8,131	$323	$541,681

December 31, 2015
U.S. Treasury and other U.S. Government obligations	$79,999	$1	$-	$80,000
Government sponsored enterprise obligations	251,190	1,468	765	251,893
Mortgage-backed securities - government agencies	170,139	1,143	1,654	169,628
Obligations of states and political subdivisions	62,410	1,342	50	63,702
Corporate equity securities	653	-	-	653

Total securities available for sale	$564,391	$3,954	$2,469	$565,876

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of September 30, 2016 or December 31, 2015.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of the available-for-sale investment securities by contractual maturity groupings as of September 30, 2016 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$135,930	$136,043
Due after 1 but within 5 years	108,969	110,468
Due after 5 but within 10 years	19,293	19,633
Due after 10 years	110,550	113,752
Mortgage-backed securities – government agencies	158,478	161,077
Corporate equity securities	653	708
Total securities available-for-sale	$533,873	$541,681

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

Securities with a carrying value of approximately $323.3 million at September 30, 2016 and $380.7 million at December 31, 2015 were pledged to secure accounts of commercial depositors in cash management accounts, public deposits, and deposits for certain wealth management and trust accounts.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Securities with unrealized losses at September 30, 2016 and December 31, 2015, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$135,908	$78	$3,834	$36	$139,742	$114
Mortgage-backed securities - government agencies	14,945	36	10,729	132	25,674	168
Obligations of states and political subdivisions	8,717	30	1,489	11	10,206	41

Total temporarily impaired securities	$159,570	$144	$16,052	$179	$175,622	$323

December 31, 2015
Government sponsored enterprise obligations	$102,098	$500	$8,469	$265	$110,567	$765
Mortgage-backed securities - government agencies	49,774	662	29,936	992	79,710	1,654
Obligations of states and political subdivisions	13,225	31	1,955	19	15,180	50

Total temporarily impaired securities	$165,097	$1,193	$40,360	$1,276	$205,457	$2,469

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2016 and December 31, 2015. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 42 and 70 separate investment positions as of September 30, 2016 and December 31, 2015, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$708,508	$644,398
Construction and development, excluding undeveloped land	171,994	134,482
Undeveloped land	19,993	21,185

Real estate mortgage:
Commercial investment	510,128	436,989
Owner occupied commercial	412,733	420,666
1-4 family residential	245,229	226,575
Home equity - first lien	54,837	50,115
Home equity - junior lien	65,605	63,066
Subtotal: Real estate mortgage	1,288,532	1,197,411

Consumer	33,679	35,531

Total loans	$2,222,706	$2,033,007

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2016 and December 31, 2015.

(in thousands)	Type of loan
September 30, 2016	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$708,508	$171,994	$19,993	$1,288,532	$33,679	$2,222,706

Loans collectively evaluated for impairment	$705,335	$171,084	$19,338	$1,284,798	$33,592	$2,214,147

Loans individually evaluated for impairment	$3,115	$910	$655	$3,121	$87	$7,888

Loans acquired with deteriorated credit quality	$58	$-	$-	$613	$-	$671

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,415	229	(128)	(131)	115	2,500
Charge-offs	(627)	-	-	(426)	(419)	(1,472)
Recoveries	252	21	-	318	309	900
At September 30, 2016	$10,685	$2,010	$686	$10,636	$352	$24,369

Allowance for loans collectively evaluated for impairment	$9,296	$1,865	$652	$10,483	$291	$22,587

Allowance for loans individually evaluated for impairment	$1,389	$145	$34	$153	$61	$1,782

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(in thousands)	Type of loan
December 31, 2015	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total

Loans	$644,398	$134,482	$21,185	$1,197,411	$35,531	$2,033,007

Loans collectively evaluated for impairment	$639,760	$134,160	$21,185	$1,192,864	$35,463	$2,023,432

Loans individually evaluated for impairment	$4,635	$-	$-	$4,050	$68	$8,753

Loans acquired with deteriorated credit quality	$3	$322	$-	$497	$-	$822

	Commercial and industrial	Construction and development excluding undeveloped land	Undeveloped land	Real estate mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$24,920
Provision (credit)	793	1,065	(2,131)	872	151	750
Charge-offs	(4,065)	(26)	-	(693)	(597)	(5,381)
Recoveries	98	-	1,400	155	499	2,152
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441

Allowance for loans collectively evaluated for impairment	$8,377	$1,760	$814	$10,667	$279	$21,897

Allowance for loans individually evaluated for impairment	$268	$-	$-	$208	$68	$544

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is primarily dependent upon the financial strength of the borrower, and can be affected by market conditions and time to sell lots at an adequate price. Credit risk is also affected by availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

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

Bancorp has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at September 30, 2016 and December 31, 2015. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2014	$62	$266

Accretion	(59)	(77)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2015	$3	$189

Accretion	(3)	(41)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at September 30, 2016	$-	$148

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following tables present loans individually evaluated for impairment as of September 30, 2016 and December 31, 2015.

(in thousands)		Unpaid		Average
September 30, 2016	Recorded investment	principal balance	Related allowance	recorded investment

Loans with no related allowance recorded:
Commercial and industrial	$999	$1,440	$-	$2,354
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	149	149	-	37

Real estate mortgage
Commercial investment	94	94	-	214
Owner occupied commercial	1,060	1,497	-	1,434
1-4 family residential	920	920	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	559	559	-	299
Subtotal: Real estate mortgage	2,633	3,070	-	2,930

Consumer	26	26	-	22
Subtotal	$3,807	$4,685	$-	$5,343

Loans with an allowance recorded:
Commercial and industrial	$2,116	$2,590	$1,389	$1,433
Construction and development, excluding undeveloped land	910	910	145	228
Undeveloped land	506	506	34	127

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	488	488	153	693
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	488	488	153	693

Consumer	61	61	61	65
Subtotal	$4,081	$4,555	$1,782	$2,546

Total:
Commercial and industrial	$3,115	$4,030	$1,389	$3,787
Construction and development, excluding undeveloped land	910	910	145	228
Undeveloped land	655	655	34	164

Real estate mortgage	-	-	-	-
Commercial investment	94	94	-	214
Owner occupied commercial	1,548	1,985	153	2,127
1-4 family residential	920	920	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	559	559	-	299
Subtotal: Real estate mortgage	3,121	3,558	153	3,623

Consumer	87	87	61	87
Total	$7,888	$9,240	$1,782	$7,889

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(in thousands)		Unpaid		Average
December 31, 2015	Recorded investment	principal balance	Related allowance	recorded investment

Loans with no related allowance recorded:
Commercial and industrial	$3,119	$3,859	$-	$1,414
Construction and development, excluding undeveloped land	-	151	-	21
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	278	278	-	178
Owner occupied commercial	1,743	2,713	-	1,622
1-4 family residential	906	906	-	661
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	3,032	4,002	-	2,567

Consumer	-	-	-	3
Subtotal	$6,151	$8,012	$-	$4,005

Loans with an allowance recorded:
Commercial and industrial	$1,516	$3,087	$268	$4,612
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,018	1,018	208	1,266
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,018	1,018	208	1,546

Consumer	68	68	68	72
Subtotal	$2,602	$4,173	$544	$6,598

Total:
Commercial and industrial	$4,635	$6,946	$268	$6,026
Construction and development, excluding undeveloped land	-	151	-	389
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	278	278	-	270
Owner occupied commercial	2,761	3,731	208	2,888
1-4 family residential	906	906	-	849
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	4,050	5,020	208	4,113

Consumer	68	68	68	75
Total	$8,753	$12,185	$544	$10,603

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDR), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had loans past due more than 90 days and still accruing interest totaling $80 thousand at September 30, 2016, compared with $176 thousand at December 31, 2015.

The following table presents the recorded investment in non-accrual loans as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$2,177	$3,643
Construction and development, excluding undeveloped land	910	-
Undeveloped land	655	-

Real estate mortgage
Commercial investment	94	278
Owner occupied commercial	1,548	2,761
1-4 family residential	920	906
Home equity - first lien	-	13
Home equity - junior lien	559	92
Subtotal: Real estate mortgage	3,121	4,050

Consumer	26	-

Total	$6,889	$7,693

At September 30, 2016 and December 31, 2015, Bancorp had $999 thousand and $1.1 million of accruing loans classified as TDR, respectively. Bancorp did not modify and classify any additional loans as TDR during the three or nine month periods ended September 30, 2016 or 2015.

No loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2016 defaulted during the three-month or nine-month periods ended September 30, 2016. Likewise, no loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2015 defaulted during the three-month or nine-month periods ended September 30, 2015. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDR, which have not defaulted, are individually evaluated for impairment and, at September 30, 2016, had a total allowance allocation of $314 thousand, compared with $177 thousand at December 31, 2015.

At September 30, 2016 and December 31, 2015, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDR.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of September 30, 2016 and December 31, 2015.

(in thousands)
September 30, 2016	30-59 days past due	60-89 days past due	90 or more days past due (includes) non-accrual)	Total past due	Current	Total loans	Recorded investment > 90 days and accruing

Commercial and industrial	$40	$140	$2,177	$2,357	$706,151	$708,508	$-
Construction and development, excluding undeveloped land	235	214	910	1,359	170,635	171,994	-
Undeveloped land	-	-	654	654	19,339	19,993	-
Real estate mortgage
Commercial investment	380	171	94	645	509,483	510,128	-
Owner occupied commercial	1,220	331	1,548	3,099	409,634	412,733	-
1-4 family residential	1,292	966	954	3,212	242,017	245,229	34
Home equity - first lien	-	-	46	46	54,791	54,837	46
Home equity - junior lien	641	31	560	1,232	64,373	65,605	-
Subtotal: Real estate mortgage	3,533	1,499	3,202	8,234	1,280,298	1,288,532	80
Consumer	16	1	26	43	33,636	33,679	-
Total	$3,824	$1,854	$6,969	$12,647	$2,210,059	$2,222,706	$80

December 31, 2015

Commercial and industrial	$238	$327	$3,643	$4,208	$640,190	$644,398	$-
Construction and development, excluding undeveloped land	-	-	-	-	134,482	134,482	-
Undeveloped land	-	-	-	-	21,185	21,185	-
Real estate mortgage
Commercial investment	290	140	278	708	436,281	436,989	-
Owner occupied commercial	-	-	2,761	2,761	417,905	420,666	-
1-4 family residential	1,147	94	1,082	2,323	224,252	226,575	176
Home equity - first lien	35	51	13	99	50,016	50,115	-
Home equity - junior lien	285	173	92	550	62,516	63,066	-
Subtotal: Real estate mortgage	1,757	458	4,226	6,441	1,190,970	1,197,411	176
Consumer	343	8	-	351	35,180	35,531	-
Total	$2,338	$793	$7,869	$11,000	$2,022,007	$2,033,007	$176

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

As of September 30, 2016 and December 31, 2015, the internally assigned risk grades of loans by category were as follows:

(in thousands)
September 30, 2016	Pass	OAEM	Substandard	Substandard non-performing	Doubtful	Total loans

Commercial and industrial	$684,445	$15,290	$5,658	$3,115	$-	$708,508
Construction and development, excluding undeveloped land	170,755	-	329	910	-	171,994
Undeveloped land	19,338	-	1	654	-	19,993
Real estate mortgage
Commercial investment	508,150	1,884	-	94	-	510,128
Owner occupied commercial	401,383	8,294	1,508	1,548	-	412,733
1-4 family residential	244,275	-	-	954	-	245,229
Home equity - first lien	54,791	-	-	46	-	54,837
Home equity - junior lien	65,045	-	-	560	-	65,605
Subtotal: Real estate mortgage	1,273,644	10,178	1,508	3,202	-	1,288,532
Consumer	33,592	-	-	87	-	33,679
Total	$2,181,774	$25,468	$7,496	$7,968	$-	$2,222,706

December 31, 2015

Commercial and industrial	$612,853	$19,672	$7,238	$4,635	$-	$644,398
Construction and development, excluding undeveloped land	133,342	773	367	-	-	134,482
Undeveloped land	20,513	517	155	-	-	21,185
Real estate mortgage
Commercial investment	434,528	2,183	-	278	-	436,989
Owner occupied commercial	397,357	17,135	3,413	2,761	-	420,666
1-4 family residential	224,645	848	-	1,082	-	226,575
Home equity - first lien	50,102	-	-	13	-	50,115
Home equity - junior lien	62,924	50	-	92	-	63,066
Subtotal: Real estate mortgage	1,169,556	20,216	3,413	4,226	-	1,197,411
Consumer	35,463	-	-	68	-	35,531
Total	$1,971,727	$41,178	$11,173	$8,929	$-	$2,033,007

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(4)	Deposits

The composition of interest bearing deposits outstanding at September 30, 2016 (unaudited) and December 31, 2015 are as follows:

	September 30,	December 31,
(In thousands)	2016	2015

Interest bearing demand	$665,360	$737,347
Savings	136,503	127,496
Money market	662,416	655,729
Time deposits:
less than $100,000	150,466	161,738
$100,000-$250,000	61,366	66,636
Greater than $250,000	34,408	38,988
Total time deposits	246,240	267,362

Total interest bearing deposits	$1,710,519	$1,787,934

Maturities of time deposits of $100,000 or more outstanding at September 30, 2016 are summarized as follows:

(In thousands)	Amount

3 months or less	$20,746
Over 3 through 6 months	13,345
Over 6 through 12 months	30,556
Over 12 months	31,127
Total	$95,774

(5)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $67.3 million and $64.5 million at September 30, 2016 and December 31, 2015, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At September 30, 2016, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(6)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling of $51.4 million and $43.5 million at September 30, 2016 and December 31, 2015, respectively, via 14 separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $21.4 million, principal and interest payments are due monthly based on an amortization schedule.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

 The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	September 30, 2016		December 31, 2015
Year	Advance	Fixed Rate	Advance	Fixed Rate
2016	$30,000	0.55%	$30,000	0.55%
2020	1,802	2.23	1,838	2.23
2021	377	2.12	429	2.12
2024	2,713	2.36	2,865	2.36
2025	6,160	2.43	6,991	2.44
2026	9,000	1.99	-	-
2028	1,314	1.48	1,345	1.48

Total	$51,366	1.22%	$43,468	1.09%

In addition to the fixed-rate advances listed above, Bancorp had a $60 million cash management advance from the FHLB. This advance matured in the first week of October 2016 and was used to manage Bancorp’s overall cash position. Due to the short nature of the advance, it was recorded on the consolidated balance sheet within Federal funds purchased and other short-term borrowings.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans totaling $651.1 million under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At September 30, 2016, the amount of available credit from the FHLB totaled $366.5 million.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(7)	Other Comprehensive Income

The following table illustrates activity within the balances in accumulated other comprehensive income by component, and is shown for the nine months ended September 30, 2016 and 2015.

(in thousands)	Net unrealized gains on securities available-for-sale	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total

Balance at December 31, 2014	$2,456	$16	$(387)	$2,085

Net current period other comprehensive gain (loss)	1,270	(250)	-	1,020
Balance at September 30, 2015	$3,726	$(234)	$(387)	$3,105

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Net current period other comprehensive income gain (loss)	4,110	(301)	-	3,809
Balance at September 30, 2016	$5,075	$(361)	$(273)	$4,441

(8)	Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to rising interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first nine months of 2016 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral, borrower credit limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

At September 30, 2016 and December 31, 2015, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Notional amount	$38,706	$10,788	$38,706	$10,788
Weighted average maturity (years)	10.2	6.9	10.2	6.9
Fair value	$(1,372)	$(461)	$1,372	$461

In 2013, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December, 2013 and ends December, 2016. In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December, 2015 and matures December, 2020. For purposes of hedging, the rolling fixed rate advances are considered to be floating rate liabilities. The interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of September 30, 2016 and December 31, 2015.

(dollars in thousands)
Notional amount	Maturity date	Receive (variable) index	Pay fixed swap rate	Fair value September 30, 2016	Fair value December 31, 2015
$10,000	12/6/2016	US 3 Month LIBOR	0.72%	$2	$8
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(558)	(101)
$30,000			1.43%	$(556)	$(93)

(9)	Goodwill and Intangible Assets

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At September 30, 2016, the unamortized core deposit intangible was $1.5 million.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at September 30, 2016 and December 31, 2015 were $2.3 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $374.4 million and $410.8 million at September 30, 2016, and December 31, 2015, respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2016 and 2015 are shown in the following table:

	For the nine months
	ended September 30,
(in thousands)	2016	2015
Balance at beginning of period	$1,018	$1,131
Additions for mortgage loans sold	105	306
Amortization	(192)	(569)
Balance at September 30	$931	$868

(10)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. The retired officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $33 thousand and $36 thousand, for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the net periodic benefit costs totaled $100 thousand and $107 thousand, respectively.

(11)	Commitments and Contingent Liabilities

As of September 30, 2016, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $646.6 million including standby letters of credit of $14.5 million represent normal banking transactions. Commitments to extend credit were $636.9 million, including letters of credit of $12.8 million, as of December 31, 2015. Commitments to extend credit are agreements to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2016, Bancorp has accrued $317 thousand in other liabilities for inherent risks related to unfunded credit commitments.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of September 30, 2016, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(12)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(13)	Stock Split

On April 29, 2016 Bancorp declared a 3 for 2 stock split to be effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this split.

(14)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of September 30, 2016, there were 388,339 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense before income taxes	$573	$566	$1,646	$1,561
Less: deferred tax benefit	(200)	(198)	(576)	(546)
Reduction of net income	$373	$368	$1,070	$1,015

Bancorp expects to record an additional $541 thousand of stock-based compensation expense in 2016 for equity grants outstanding as of September 30, 2016. As of September 30, 2016, Bancorp has $4.2 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $1.6 million and $2.0 million from the exercise of options during the first nine months of 2016 and 2015, respectively.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of stock option and SARs activity and related information for the nine months ended September 30, 2016 follows:

	Options and SARs (in thousands)	Exercise price			Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average fair value	Weighted average remaining contractual life (in years)

At December 31, 2015
Vested and exercisable	656	$14.02	-	19.44	$15.75	$6,191	$3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Granted	87		25.76		25.76	629	3.56
Exercised	(190)	14.02	-	17.89	16.36	2,405	3.71
Forfeited	(3)	14.02	-	15.84	15.18	33	2.94

At September 30, 2016
Vested and exercisable	556	14.02	-	24.56	15.83	9,533	3.25	4.0
Unvested	260	15.24	-	25.76	21.48	2,979	3.43	8.0
Total outstanding	816	14.02	-	25.76	17.63	$12,512	3.31	5.3

Vested year-to-date	92	15.24	-	24.56	17.46	$1,432	3.14

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

A summary of activity for the periods ending December 31, 2015 and September 30, 2016 for restricted shares of common stock granted to officers is outlined in the following table:

	Number	Grant date weighted- average cost
Unvested at December 31, 2014	171,139	$16.63
Shares awarded	52,898	22.99
Restrictions lapsed and shares released	(61,205)	15.89
Shares forfeited	(6,974)	18.97
Unvested at December 31, 2015	155,858	$18.98
Shares awarded	51,122	25.78
Restrictions lapsed and shares released	(48,711)	17.94
Shares forfeited	(12,007)	20.69
Unvested at September 30, 2016	146,262	$21.55

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2014	3	$17.61	50,024
2015	3	20.02	36,337
2016	3	22.61	27,663

In the first quarter of 2016, Bancorp awarded 8,144 RSUs to directors of Bancorp with a grant date fair value of $200 thousand. In the second quarter of 2016, 1,018 RSUs were cancelled, leaving 7,126 RSUs outstanding with a grant date fair value of $175 thousand.

(15)	Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2016 and 2015, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30,		September 30,
	2016	2015	2016	2015
Net income	$10,467	$9,284	$30,411	$27,541
Average shares outstanding	22,385	22,131	22,325	22,056
Dilutive securities	418	348	386	354

Average shares outstanding including dilutive securities	22,803	22,479	22,711	22,410

Net income per share, basic	$0.47	$0.42	$1.36	$1.25
Net income per share, diluted	$0.46	$0.41	$1.34	$1.23

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(16)	Segments

Bancorp’s principal activities include commercial banking and wealth management and trust. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage origination and securities brokerage activity. Wealth management and trust provides financial management services including investment management, trust and estate administration, and retirement plan services.

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2016 and 2015 follows:

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total
Three months ended September 30, 2016
Net interest income	$24,690	$70	$24,760
Provision for loan losses	1,250	-	1,250
Wealth management and trust services	-	4,800	4,800
All other non-interest income	6,558	-	6,558
Non-interest expense	17,722	2,796	20,518
Income before income taxes	12,276	2,074	14,350
Income tax expense	3,142	741	3,883
Net income	$9,134	$1,333	$10,467

Three months ended September 30, 2015
Net interest income	$22,034	$47	$22,081
Provision (credit) for loan losses	-	-	-
Wealth management and trust services	-	4,373	4,373
All other non-interest income	5,612	-	5,612
Non-interest expense	15,785	2,645	18,430
Income before income taxes	11,861	1,775	13,636
Income tax expense	3,720	632	4,352
Net income	$8,141	$1,143	$9,284

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total
Nine months ended September 30, 2016
Net interest income	$71,985	$194	$72,179
Provision for loan losses	2,500	-	2,500
Wealth management and trust services	-	14,219	14,219
All other non-interest income	17,999	-	17,999
Non-interest expense	51,914	8,337	60,251
Income before income taxes	35,570	6,076	41,646
Income tax expense	9,064	2,171	11,235
Net income	$26,506	$3,905	$30,411

Nine months ended September 30, 2015
Net interest income	$65,350	$146	$65,496
Provision (credit) for loan losses	-	-	-
Wealth management and trust services	-	13,576	13,576
All other non-interest income	16,301	-	16,301
Non-interest expense	46,991	8,085	55,076
Income before income taxes	34,660	5,637	40,297
Income tax expense	10,749	2,007	12,756
Net income	$23,911	$3,630	$27,541

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(17)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Current income tax expense
Federal	$4,363	$4,057	$10,958	$11,017
State	287	140	597	413
Total current income tax expense	4,650	4,197	11,555	11,430

Deferred income tax expense (benefit)
Federal	(692)	147	(302)	1,240
State	(75)	8	(18)	86
Total deferred income tax expense (benefit)	(767)	155	(320)	1,326
Change in valuation allowance	-	-	-	-
Total income tax expense	$3,883	$4,352	$11,235	$12,756

An analysis of the difference between statutory and effective income tax rates for the nine months ended September 30, 2016 and 2015 follows:

	Nine months ended September 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
Tax exempt interest income	(1.3)	(1.4)
Tax credits	(9.4)	(2.4)
Increase in cash surrender value of life insurance	(0.9)	(0.6)
State income taxes, net of federal benefit	0.9	0.8
Other, net	2.7	0.3
Effective income tax rate	27.0%	31.7%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2016 and December 31, 2015, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the company. Federal and state income tax returns are subject to examination for the years after 2011.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(18)	Assets and Liabilities Measured and Reported at Fair Value

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at September 30, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$320,729	$-	$320,729	$-
Mortgage-backed securities - government agencies	161,077	-	161,077	-
Obligations of states and political subdivisions	59,167	-	59,167	-
Corporate equity securities	708	708	-	-

Total investment securities available-for-sale	541,681	708	540,973	-

Interest rate swaps	1,372	-	1,372	-

Total assets	$543,053	$708	$542,345	$-

Liabilities

Interest rate swaps	$1,928	$-	$1,928	$-

(in thousands)	Fair value at December 31, 2015
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$80,000	$80,000	$-	$-
Government sponsored enterprise obligations	251,893	-	251,893	-
Mortgage-backed securities - government agencies	169,628	-	169,628	-
Obligations of states and political subdivisions	63,702	-	63,702	-
Corporate equity securities	653	653	-	-

Total investment securities available-for-sale	565,876	80,653	485,223	-

Interest rate swaps	461	-	461	-

Total assets	$566,337	$80,653	$485,684	$-

Liabilities

Interest rate swaps	$554	$-	$554	$-

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2016 and December 31, 2015 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for September 30, 2016 or December 31, 2015. See Note 9 for more information regarding MSRs.

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of September 30, 2016, total impaired loans with a valuation allowance were $4.1 million, and the specific allowance totaled $1.8 million, resulting in a fair value of $2.3 million, compared with total impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $544 thousand, resulting in a fair value of $2.1 million at December 31, 2015. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At September 30, 2016 and December 31, 2015, carrying value of all other real estate owned was $5.0 million and $4.5 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at September 30, 2016				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2016
Impaired loans	$2,299	$-	$-	$2,299	$(1,612)
Other real estate owned	4,301	-	-	4,301	(62)
Total	$6,600	$-	$-	$6,600	$(1,674)

(in thousands)	Fair value at December 31, 2015				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2015
Impaired loans	$2,058	$-	$-	$2,058	$(1,147)
Other real estate owned	3,782	-	-	3,782
Total	$5,840	$-	$-	$5,840	$(1,147)

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended September 30, 2016, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$2,299	Appraisal	Appraisal discounts	12.3%
Other real estate owned	4,301	Appraisal	Appraisal discounts	19.2

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(19)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
September 30, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$57,893	$57,893	$57,893	$-	$-
Mortgage loans held for sale	5,959	6,206	-	6,206	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,198,337	2,232,177	-	-	2,232,177
Accrued interest receivable	6,952	6,952	6,952	-	-

Financial liabilities
Deposits	2,390,597	2,390,642	-	-	2,390,642
Short-term borrowings	143,702	143,702	-	143,702	-
FHLB advances	51,366	53,091	-	53,091	-
Accrued interest payable	116	116	116	-	-

(in thousands)	Carrying
December 31, 2015	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$103,833	$103,833	$103,833	$-	$-
Mortgage loans held for sale	6,800	7,112	-	7,112	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,010,566	2,021,776	-	-	2,021,776
Accrued interest receivable	6,610	6,610	6,610	-	-

Financial liabilities
Deposits	2,371,702	2,371,300	-	-	2,371,300
Short-term borrowings	87,003	87,003	-	87,003	-
FHLB advances	43,468	43,647	-	43,647	-
Accrued interest payable	127	127	127	-	-

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier 1, common equity Tier 1, and total capital, as defined, to risk weighted assets and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by regulation to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by regulation or determined to be necessary by regulators, which could materially affect the unaudited consolidated financial statements.

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and the Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2016.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$330,597	13.05%	$202,665	8.00%	NA	NA
Bank	319,526	12.64	202,232	8.00	$252,790	10.00

Common equity tier 1 risk-based capital
Consolidated	305,886	12.07	114,042	4.50	NA	NA
Bank	294,815	11.66	113,779	4.50	151,706	6.00

Tier 1 risk-based capital (1)
Consolidated	305,886	12.07	152,056	6.00	NA	NA
Bank	294,815	11.66	151,706	6.00	151,706	6.00

Leverage (2)
Consolidated	305,886	10.63	115,103	4.00	NA	NA
Bank	294,815	10.26	114,938	4.00	143,672	5.00

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$307,666	13.31%	$184,923	8.00%	NA	NA
Bank	298,129	12.91	184,743	8.00	$230,929	10.00

Common equity tier 1 risk-based capital
Consolidated	284,793	12.32	104,023	4.50	NA	NA
Bank	275,256	11.92	103,914	4.50	138,552	6.00

Tier 1 risk-based capital (1)
Consolidated	284,793	12.32	138,698	6.00	NA	NA
Bank	275,256	11.92	138,552	6.00	138,552	6.00

Leverage (2)
Consolidated	284,793	10.53	108,183	4.00	NA	NA
Bank	275,256	10.19	108,049	4.00	135,062	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(21)	Subsequent Event

In 2004, Bancorp invested $1.4 million in Indiana Business Bancorp (“IBB”), and included the investment in other assets. Due to a decline in the market value of the stock, Bancorp recorded an impairment charge totaling $866 thousand in 2008. In April 2016, Lizton Financial Corporation (“Lizton”) and IBB entered into an agreement for Lizton to acquire all of the shares of IBB for $7.25 per share. The transaction was completed in October 2016, resulting in a $588 thousand pre-tax recovery, which was recorded in other income in the fourth quarter of 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2016 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2016 compared with same periods in the year ended December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2016 through September 30

Bancorp completed the first nine months of 2016 with net income of $30.4 million, a 10.4% increase over the comparable period in 2015. The increase is primarily due to higher net interest income and non-interest income. These increases were partially offset by higher non-interest expense and higher provision for loan losses. Diluted earnings per share for the first nine months of 2016 were $1.34, compared with the first nine months of 2015 at $1.23. Bancorp's performance for the first nine months of 2016 reflected several positive factors, including:

●	Strong organic net loan growth, accelerating from the pace set over the past two years;
●	Continued high credit quality;
●	Diverse sources of fee income contributing to revenue growth; and
●	Solid returns on average assets and equity of 1.42% and 13.51%, respectively.

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. Loan and deposit volumes are influenced by competition, new account acquisition efforts and economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $6.7 million, or 10.2%, for the first nine months of 2016, compared with the same period in 2015. The positive effects of increased volumes of earning assets and lower costs on time deposits were partially offset by the negative effect of declining interest rates earned. Net interest margin declined to 3.60% for the first nine months of 2016, compared with 3.71% for the same period of 2015.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

In response to internal assessment of risk inherent in the loan portfolio, including net loan growth, Bancorp recorded a $2.5 million provision for loan losses in the first nine months of 2016, compared with no provision in the first nine months of 2015. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first nine months of 2016 increased $2.3 million, or 7.8%, compared with the same period in 2015, and comprised 31.6% of total revenues, as compared to 31.3% for the same period in 2015. Bancorp experienced increases in virtually all areas of non-interest income.

Total non-interest expense in the first nine months of 2016 increased $5.2 million, or 9.4%, compared with the same period in 2015, primarily due to increases in salaries, benefits and expenses related to the Bancorp’s expansion in the Cincinnati and Indianapolis markets during 2015. Included are higher amortization expenses for investments in tax-credit partnerships, which resulted in a reduction in the effective tax rate, generating income tax savings that exceeded the amortization expense. These expenses were partially offset by gains on sales of foreclosed assets. Bancorp's efficiency ratio in the first nine months of 2016 was 57.4% compared to 57.3% in the same period in 2015. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.5% and 56.8% for the first nine months of 2016 and 2015, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 27.0% in 2016 from 31.7% in 2015. The decrease in the effective tax rate from 2015 to 2016 is largely the result of higher tax credits in 2016.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.54% as of September 30, 2016, compared with 10.10% at December 31, 2015. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

On April 29, 2016 Bancorp declared a 3 for 2 stock split to be effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this dividend.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Net income of $10.5 million for the three months ended September 30, 2016 increased $1.2 million, or 12.7%, from $9.3 million for the comparable 2015 period. This represents a record net income for the second consecutive quarter. Basic net income per share was $0.47 for the third quarter of 2016, an increase of 11.9% from the $0.42 for the third quarter of 2015. Net income per share on a diluted basis was $0.46 for the third quarter of 2016, a record and an increase of 12.2% from the $0.41 for the same period in 2015. See Note 15 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.44% and 13.47%, respectively, for the third quarter of 2016, compared with 1.44% and 13.32%, respectively, for the same period in 2015.

Net income of $30.4 million for the nine months ended September 30, 2016 increased $2.9 million, or 10.4%, from $27.5 million for the comparable 2015 period. Basic net income per share was $1.36 for the first nine months of 2016, an increase of 8.8% from the $1.25 for the first nine months of 2015. Net income per share on a diluted basis was $1.34 for the first nine months of 2016, an increase of 8.9% from the $1.23 for the first nine months of 2015.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Annualized return on average assets and annualized return on average stockholders’ equity were 1.42% and 13.51%, respectively, for the first nine months of 2016, compared with 1.46% and 13.59%, respectively, for the same period in 2015.

Net Interest Income

The following tables present average balance sheets for the three and nine month periods ended September 30, 2016 and 2015 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Average Balances and Interest Rates – Taxable Equivalent Basis

	Three months ended September 30
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$72,673	$95	0.52%	$86,008	$65	0.30%
Mortgage loans held for sale	5,070	66	5.18	5,045	67	5.27
Securities:
Taxable	406,481	1,984	1.94	343,302	1,872	2.16
Tax-exempt	59,981	426	2.83	59,185	418	2.80
FHLB stock and other securities	6,347	63	3.95	6,347	64	4.00
Loans, net of unearned income	2,171,772	23,511	4.31	1,916,477	21,029	4.35
Total earning assets	2,722,324	26,145	3.82	2,416,364	23,515	3.86
Less allowance for loan losses	23,634			23,428
	2,698,690			2,392,936
Non-earning assets:
Cash and due from banks	41,682			39,840
Premises and equipment	42,665			40,274
Accrued interest receivable and other assets	100,109			87,630
Total assets	$2,883,146			$2,560,680

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$698,874	$232	0.13%	$516,090	$130	0.10%
Savings deposits	136,292	11	0.03	121,031	10	0.03
Money market deposits	655,912	346	0.21	644,107	330	0.20
Time deposits	247,237	352	0.57	275,949	430	0.62
Securities sold under agreements to repurchase	68,835	38	0.22	71,144	42	0.23
Federal funds purchased and other short term borrowings	23,471	19	0.32	16,156	7	0.17
FHLB advances	44,194	184	1.66	42,732	254	2.36

Total interest bearing liabilities	1,874,815	1,182	0.25	1,687,209	1,203	0.28

Non-interest bearing liabilities:
Non-interest bearing demand deposits	656,689			572,406
Accrued interest payable and other liabilities	42,597			24,502
Total liabilities	2,574,101			2,284,117
Stockholders’ equity	309,045			276,563
Total liabilities and stockholders’ equity	$2,883,146			$2,560,680
Net interest income		$24,963			$22,312
Net interest spread			3.57%			3.58%
Net interest margin			3.65%			3.66%

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

	Nine months ended September 30
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$100,653	$395	0.52%	$76,508	$184	0.32%
Mortgage loans held for sale	4,918	185	5.02	5,464	180	4.40
Securities:
Taxable	413,508	6,135	1.98	349,494	5,749	2.20
Tax-exempt	61,417	1,298	2.82	59,516	1,255	2.82
FHLB stock and other securities	6,347	190	4.00	6,347	190	4.00
Loans, net of unearned income	2,113,744	68,238	4.31	1,888,839	62,273	4.41
Total earning assets	2,700,587	76,441	3.78	2,386,168	69,831	3.91
Less allowance for loan losses	23,057			24,437
	2,677,530			2,361,731
Non-earning assets:
Cash and due from banks	40,097			38,196
Premises and equipment	41,500			39,981
Accrued interest receivable and other assets	94,263			88,590
Total assets	$2,853,390			$2,528,498

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$710,417	$735	0.14%	$511,325	$393	0.10%
Savings deposits	134,004	35	0.03	118,126	31	0.04
Money market deposits	652,406	1,060	0.22	651,185	985	0.20
Time deposits	254,172	1,086	0.57	289,788	1,402	0.65
Securities sold under agreements to repurchase	60,438	100	0.22	64,541	111	0.23
Federal funds purchased and other short term borrowings	25,021	57	0.30	15,484	19	0.16
FHLB advances	43,533	552	1.69	40,196	694	2.31

Total interest bearing liabilities	1,879,991	3,625	0.26	1,690,645	3,635	0.29

Non-interest bearing liabilities:
Non-interest bearing demand deposits	637,812			541,919
Accrued interest payable and other liabilities	34,844			24,979
Total liabilities	2,552,647			2,257,543
Stockholders’ equity	300,743			270,955
Total liabilities and stockholders’ equity	$2,853,390			$2,528,498
Net interest income		$72,816			$66,196
Net interest spread			3.52%			3.62%
Net interest margin			3.60%			3.71%

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

●	Net interest spread is the difference between taxable equivalent rates earned on interest earning assets less the rate expensed on interest bearing liabilities.

●

Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $203 thousand and $231 thousand, respectively, for the three month periods ended September 30, 2016 and 2015 and $637 thousand and $700 thousand, respectively, for the nine month periods ended September 30, 2016 and 2015.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $16.3 million and $7.3 million, respectively, for the three month periods ended September 30, 2016 and 2015 and $11.2 million and $7.8 million, respectively, for the nine month periods ended September 30, 2016 and 2015.

Fully taxable equivalent net interest income of $25.0 million for the three months ended September 30, 2016 increased $2.7 million, or 11.9%, from $22.3 million for the same period in 2015. Positive effects of increased volumes on loans and lower costs on time deposits and FHLB advances were partially offset by the negative effect of declining interest rates earned on loans. Net interest spread and net interest margin were 3.57% and 3.65%, respectively, for the third quarter of 2016 and 3.58% and 3.66%, respectively, for the third quarter of 2015.

Fully taxable equivalent net interest income of $72.8 million for the nine months ended September 30, 2016 increased $6.6 million, or 10.0%, from $66.2 million for the same period in 2015. Positive effects of increased volumes on earning assets and lower costs on time deposits and FHLB advances were partially offset by the negative effect of declining interest rates earned. Net interest spread and net interest margin were 3.52% and 3.60%, respectively, for the first nine months of 2016 and 3.62% and 3.71%, respectively, for the first nine months of 2015.

Average earning assets increased $314.4 million or 13.2%, to $2.7 billion for the first nine months of 2016 as compared with 2015, reflecting increases in the loan portfolio, available-for-sale investments, federal funds sold and interest bearing deposits. Average interest bearing liabilities increased $189.3 million, or 11.2%, to $1.9 billion for the first nine months of 2016 as compared with the same period in 2015 primarily due to increases in interest bearing demand and savings deposits, federal funds purchased and FHLB advances, partially offset by decreases in time deposits and securities sold under agreements to repurchase.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity with the goal of optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

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

The September 30, 2016 simulation analysis, which shows little interest rate sensitivity, indicates that an increase in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative impact. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

These estimates are summarized below.

Net interest income change

Increase 200bp	(1.10)%
Increase 100bp	(1.13)
Decrease 100bp	(3.69)
Decrease 200bp	N/A

Management expects that net interest margin will remain under pressure for both loans and deposits through 2016, primarily as a result of the current competitive environment. A near term increase in short term interest rates of 25 bps could benefit Bancorp if deposit rates do not rise, whereas rates on earning assets, such as loans, federal funds sold, and interest bearing deposits, rise.  While that was the result of the most recent rate increase by the Federal Reserve, such results are not guaranteed. Approximately 64% of the Bancorp’s loan portfolio has fixed rates and 12% of its loan portfolio is priced at variable rates with floors of 4% or higher.  Since the prime rate is currently 3.50%, a rise in rates could have a negative impact on net interest income because interest rates would need to move more than 50 bps before rising rates could affect loans with floors, whereas deposit rates could adjust immediately.  This effect is captured in the simulation analysis above.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Undesignated derivative instruments described in Note 8 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded in other non-interest income or non-interest expense. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 8 are recognized on the consolidated balance sheet at fair value, with changes in fair value, due to changes in prevailing interest rates, recorded net of tax in other comprehensive income (loss).

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. Bancorp recorded a $2.5 million provision for loan losses in the first nine months of 2016, compared with no provision for the same period of 2015.

Management uses loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2016 and 2015 follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$23,141	$23,308	$22,441	$24,920
Provision for loan losses	1,250	-	2,500	-
Loan charge-offs, net of recoveries	(22)	(1,694)	(572)	(3,306)
Balance at the end of the period	$24,369	$21,614	$24,369	$21,614
Average loans, net of unearned income	$2,188,089	$1,923,762	$2,124,921	$1,896,592
Provision for loan losses to average loans (1)	0.06%	0.00%	0.12%	0.00%
Net loan charge-offs to average loans (1)	0.00%	0.09%	0.03%	0.17%
Allowance for loan losses to average loans	1.11%	1.12%	1.15%	1.14%
Allowance for loan losses to period-end loans	1.10%	1.11%	1.10%	1.11%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2016 and 2015 follows:

(in thousands)	Three months		Nine months
	ended September 30,		ended September 30,
Net loan charge-offs (recoveries)	2016	2015	2016	2015
Commercial and industrial	$18	$1,983	$375	$3,299
Construction and development, excluding undeveloped land	(11)	0	(21)	-
Undeveloped land	0	(650)	-	(650)
Real estate mortgage - commercial investment	(67)	122	(226)	353
Real estate mortgage - owner occupied commercial	(9)	108	305	97
Real estate mortgage - 1-4 family residential	64	78	63	127
Home equity	(34)	(15)	(34)	(7)
Consumer	61	68	110	87
Total net loan charge-offs	$22	$1,694	$572	$3,306

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and nine month periods ended September 30, 2016 and 2015.

	Three months			Nine months
	ended September 30,			ended September 30,
(In thousands)	2016	2015	% Change	2016	2015	% Change

Non-interest income:
Wealth management and trust services	$4,800	$4,373	9.8%	$14,219	$13,576	4.7%
Service charges on deposit accounts	2,544	2,342	8.6	6,952	6,621	5.0
Bankcard transaction	1,455	1,223	19.0	4,198	3,591	16.9
Mortgage banking	1,072	772	38.9	2,896	2,513	15.2
Securities brokerage	558	585	(4.6)	1,539	1,545	(0.4)
Bank owned life insurance	216	222	(2.7)	657	670	(1.9)
Other	713	468	52.4	1,757	1,361	29.1
Total non-interest income	$11,358	$9,985	13.8%	$32,218	$29,877	7.8%
Non-interest expenses:
Salaries and employee benefits	$12,048	$11,333	6.3%	$36,214	$33,816	7.1%
Net occupancy	1,646	1,518	8.4	4,716	4,437	6.3
Data processing	1,747	1,572	11.1	5,172	4,782	8.2
Furniture and equipment	277	282	(1.8)	853	789	8.1
FDIC insurance	356	318	11.9	1,035	932	11.1
Amortization of investment in tax credit partnerships	1,015	158	542.4	3,046	475	541.3
Other	3,429	3,249	5.5	9,215	9,845	(6.4)
Total non-interest expenses	$20,518	$18,430	11.3%	$60,251	$55,076	9.4%

The largest component of non-interest income is revenue from the Bancorp’s wealth management and trust (“WM&T”) department. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Wealth management and trust’s revenue is accelerating due largely to new account growth, with approximately $2.4 billion in assets under management as of September 30, 2016, as compared with $2.2 billion at September 30, 2015. WM&T services revenue, which constitutes an year-to-date average of 44% of non-interest income, increased $427 thousand, or 9.8%, for the third quarter of 2016, and $643 thousand, or 4.7% for the first nine months of 2016, as compared with the same periods in 2015. Recurring revenues, which generally comprise over 95% of the wealth management and trust revenue, increased $473 thousand, or 3.6%, for the first nine months of 2016, compared with the same period of 2015. Most recurring revenue earned for managing accounts is based on a percentage of market value on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. Total non-recurring revenue increased $170 thousand for the first nine months of 2016, compared with the same period in 2015, primarily due to estate fees earned. Management believes that the new account growth in the WM&T department provides a strong foundation for future earnings and factors significantly into Bancorp’s future financial results while providing strategic diversity to revenue streams.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Service charges on deposit accounts increased $202 thousand, or 8.6%, in the third quarter of 2016, and $331 thousand, or 5.0%, for the first nine months of 2016, as compared with the same periods in 2015. The increases for 2016 are primarily due to introduction of a new checking account product with ancillary benefits, added this year. This new product provided approximately $166 thousand in service charge income for the third quarter of 2016. Another significant component of service charges is related to fees earned on overdrawn checking accounts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions. This component of service charge income is generally driven by transaction volume, which can fluctuate throughout the year.

Bankcard transaction revenue increased $232 thousand, or 19.0%, in the third quarter of 2016, and $607 thousand, or 16.9% for the first nine months of 2016, as compared with the same periods in 2015. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. Interchange income on debit cards increased slightly for both the three and nine-month periods, primarily a result of increased volume, however, Bancorp expects a slight decrease in interchange rates on debit cards as service providers gravitate to lower cost options in a competitive market. Late in 2015, Bancorp began offering credit cards to business customers. Revenue on credit cards totaled $206,000 for the third quarter and $520,000 for the first nine months of 2016. Bancorp expects volume of credit card transactions to increase as customers are added.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $300 thousand, or 38.9%, in the third quarter of 2016, and $383 thousand or 15.2%, for the first nine months of 2016, as compared with the same periods in 2015, attributable mainly to slightly higher sales prices on loans. Rates declined in 2016 compared with the same period in 2015, stimulating refinancing activity during the third quarter of 2016. The impact of the additional refinance activity was partially offset by a slight decline in purchasing activity for the period.

Brokerage commissions and fees decreased slightly for the three and nine-month periods, as compared with the same periods in 2015. These decreases correspond primarily to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank Owned Life Insurance (BOLI) income totaled $216 thousand and $222 thousand for the third quarter of 2016 and 2015, respectively, and totaled $657 thousand and $670 thousand for the first nine months of 2016 and 2015, respectively. BOLI represents the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. BOLI income results from the related change in cash surrender value and any death benefits received under the policies. This income helps offset the cost of various employee benefits.

Other non-interest income increased $245 thousand, or 52.4%, for the third quarter of 2016, and $396 thousand, or 29.1% for the first nine months of 2016, as compared with the same periods in 2015. Included in this category is swap fee income, which totaled $436 thousand and $17 thousand for the first nine months of 2016 and 2015, respectively. Opportunities to earn swap fee income are infrequent due to the specialized nature of the transactions. This category includes a variety of other income sources, none of which resulted in individually significant variances.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Salaries and employee benefits increased $715 thousand, or 6.3%, for the third quarter of 2016, and $2.4 million, or 7.1% for the first nine months of 2016, as compared with the same periods of 2015. For the third quarter and the first nine months, the increase is largely due to higher compensation expenses, reflecting both increased incentive compensation related to accelerated loan and earnings growth as well as the addition of personnel associated with continued expansion in the Cincinnati and Indianapolis markets. These increases were partially offset by lower health insurance costs. The Bank’s employee health insurance is a self-insured plan and related expenses fluctuate with claims experience. At September 30, 2016, Bancorp had 558 full-time equivalent employees compared with 546 at September 30, 2015.

Net occupancy expense increased $128 thousand, or 8.4%, in the third quarter of 2016, and $279 thousand, or 6.3%, for the first nine months of 2016, as compared with the same periods of 2015. The increase was largely due to higher rent and depreciation for locations added during 2015 and increased maintenance expense company-wide.

Data processing expense increased $175 thousand, or 11.1% in the third quarter of 2016, and $390 thousand, or 8.2% for the first nine months of 2016, compared with the same periods of 2015, primarily due to increases in computer maintenance and repair costs resulting from system improvements and expenses related to the issuance and processing of business credit cards.  This category includes ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources .

Furniture and equipment expense increased $64 thousand, or 8.1% for the first nine months of 2016, as compared with the same periods in 2015. For the third quarter there was a minimal decrease over the comparable period in 2015. These fluctuations relate to a variety of factors, none of which were individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense increased $38 thousand, or 11.9%, for the third quarter of 2016, and $103 thousand or 11.1% for the first nine months of 2016, as compared with the same periods in 2015. The assessment is calculated by the FDIC and adjusted quarterly. The increase in expense is due primarily to higher level of net assets driven by loan growth.

Amortization of investments in tax credit partnerships increased $857 thousand for the third quarter of 2016, and $2.6 million for the first nine months of 2016, compared with the same periods of 2015. This expense reflects amortization of investments in partnerships which generate historic income tax credits and vary widely depending upon the timing of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships, when taken as a whole, the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $180 thousand or 5.5% in the third quarter of 2016, but decreased $630 thousand or 6.4% for the first nine months of 2016, as compared with the same periods in 2015. The decreases for the nine month period are largely due to $382 thousand of net gains on sales of foreclosed assets in 2016 compared with $153 thousand of net losses in 2015. Additionally, Bancorp reduced the reserve for estimated losses on unfunded commitments by $115 thousand in the first nine months of 2016, compared with a provision expense of $372 thousand in 2015. This reserve is based on evaluation of credit risk related to available lines of credit in the loan portfolio and will fluctuate based on borrowers’ use and repayment of those lines. MSR amortization declined $375 thousand for the first nine months of 2016 compared with 2015, as pools of MSRs added several years ago were fully amortized in 2015. Other non-interest expense also includes legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Income Taxes

For the first nine months of 2016, Bancorp recorded income tax expense of $11.2 million, compared with $12.8 million for the same period in 2015. The effective rate for the nine month period was 27.0% in 2016 and 31.7% in 2015. The decrease in the effective tax rate from 2015 to 2016 is largely the result of higher utilization of tax credits in 2016.

Bancorp invests in certain partnerships that yield historic and low-income housing tax credits. The amortization method for investments in historic tax credit partnerships is the cost method which matches the amortization period with the time frame over which the credits are realized. The tax benefits and related investment amortization expenses for low-income housing credits are recognized in income tax expense using a proportional amortization method which amortizes the investment in proportion to the tax credits and other tax benefits received.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of Bancorp’s commitments is included in Note 11.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)	Financial Condition

Balance Sheet

Total assets increased $121.9 million, or 4.3%, from $2.8 billion on December 31, 2015 to $2.9 billion on September 30, 2016. In the first nine months of 2016 loans grew $189.7 million, or 9.3%, a result of loan production which outpaced what had previously been record production in 2015. All of the growth has been organic and each of Bancorp's three markets continues to participate in the accelerated lending activity. Loan growth during the nine month period reflects ongoing expansion in key categories, such as commercial and industrial lending, while limiting exposure to commercial investment real estate. Securities available-for-sale decreased by $24.2 million over the first nine months of 2016. The decrease was net of market value changes in the portfolio as unrealized gains of $1.5 million at December 31, 2015 increased to $7.8 million at September 30, 2016, a $6.3 million increase in the market value of the portfolio. Maturing available-for-sale investments were used to fund loan growth during the first nine months of 2016. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $100 million at September 30, 2016 and December 31, 2015, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy.

Total liabilities increased $96.8 million, or 3.8%, from $2.5 billion on December 31, 2015 to $2.6 billion on September 30, 2016. Total deposits increased $18.9 million or 0.8%, with the greatest increase in non-interest bearing deposit accounts. Non-interest bearing deposit accounts increased $96.3 million, or 16.5%, whereas interest bearing accounts decreased $77.4 million, or 4.3%, over the nine month period. Securities sold under agreements to repurchase increased $2.8 million or 4.3% due to normal cyclical activity. Federal funds purchased and other short-term borrowing increased $53.9 million. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities increased $13.3 million or 47.6% largely due to an increase in secured borrowing related to participation loans. See the Elements of Loan Portfolio section below on details related to participations loans.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2016	December 31, 2015
Commercial and industrial	$708,508	$644,398
Construction and development, excluding undeveloped land	171,994	134,482
Undeveloped land (1)	19,993	21,185
Real estate mortgage:
Commercial investment	510,128	436,989
Owner occupied commercial	412,733	420,666
1-4 family residential	245,229	226,575
Home equity - first lien	54,837	50,115
Home equity - junior lien	65,605	63,066
Subtotal: real estate mortgage	1,288,532	1,197,411
Consumer	33,679	35,531

Total loans	$2,222,706	$2,033,007

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At September 30, 2016 and December 31, 2015, the total participated portions of loans of this nature were $16.0 million and $7.2 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans	$6,889	$7,693
Troubled debt restructuring	999	1,060
Loans past due 90 days or more and still accruing	80	176
Non-performing loans	7,968	8,929
Foreclosed real estate	5,042	4,541
Non-performing assets	$13,010	$13,470
Non-performing loans as a percentage of total loans	0.36%	0.44%
Non-performing assets as a percentage of total assets	0.44%	0.48%

The following table sets forth the major classifications of non-accrual loans:

(in thousands)
Non-accrual loans by type	September 30, 2016	December 31, 2015
Commercial and industrial	$2,177	$3,643
Construction and development, excluding undeveloped land	910	-
Undeveloped land	655	-
Real estate mortgage - commercial investment	94	278
Real estate mortgage - owner occupied commercial	1,548	2,761
Real estate mortgage - 1-4 family residential	920	906
Home equity and consumer loans	585	105
Total loans	$6,889	$7,693

c)	Liquidity

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits. Federal funds sold and interest bearing deposits totaled $16.4 million at September 30, 2016. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $541.7 million at September 30, 2016. The portfolio includes maturities of approximately $136.0 million over the next twelve months, including $100 million of short-term securities which matured in October 2016. Combined with federal funds sold and interest bearing deposits, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2016, total investment securities pledged for these purposes comprised 60% of the available-for-sale investment portfolio, leaving $323.3 million of unpledged securities.

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2016, such deposits totaled $2.1 billion and represented 89.7% of Bancorp’s total deposits. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high. When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position. As of September 30, 2016, Bancorp had $498 thousand or 0.02% of total deposits, in brokered deposits.

Included in the total deposit balances at September 30, 2016 is $113.0 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in our markets. As a result of property tax collections in the latter part of each year these accounts provide seasonal excess balances that originate with tax payments and decline leading into the next tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently results in lower net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At September 30, 2016, available credit from the FHLB totaled $366.5 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $80 million at September 30, 2016.

Bancorp’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At September 30, 2016, the Bank may pay up to $76.9 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At September 30, 2016, stockholders’ equity totaled $311.6 million, an increase of $25.1 million since December 31, 2015. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive income was $4.4 million at September 30, 2016 compared with $632 thousand on December 31, 2015. The $3.8 million increase is primarily a reflection of the positive effect of the changing interest rate environment during the first nine months of 2016 on the valuation of Bancorp’s portfolio of securities available-for-sale.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Total risk-based capital (1)
Consolidated	13.05%	13.31%
Bank	12.64	12.91

Common equity tier 1 risk-based capital (1)
Consolidated	12.07	12.32
Bank	11.66	11.92

Tier 1 risk-based capital (1)
Consolidated	12.07	12.32
Bank	11.66	11.92

Leverage (2)
Consolidated	10.63	10.53
Bank	10.26	10.19

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

As of September 30, 2016, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

e)	Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, Bancorp considers various ratios when evaluating capital adequacy and overhead, including tangible common equity to tangible assets, tangible common equity per share, and adjusted efficiency ratio, all of which are non-GAAP measures. Bancorp believes the tangible common equity ratios are important because of their widespread use by investors as means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions. Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios. In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes excluding amortization of investments in tax credit partnerships from non-interest expense in this ratio is important because it provides a meaningful comparison to both prior periods, since amortization expense can fluctuate widely between periods depending upon timing of tax credits, and to other companies who do not invest in these partnerships.

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2016	December 31, 2015
Total equity	$311,570	$286,519
Less core deposit intangible	(1,453)	(1,601)
Less goodwill	(682)	(682)
Tangible common equity	$309,435	$284,236

Total assets	$2,938,665	$2,816,801
Less core deposit intangible	(1,453)	(1,601)
Less goodwill	(682)	(682)
Total tangible assets	$2,936,530	$2,814,518

Total shareholders' equity to total assets	10.60%	10.17%
Tangible common equity ratio	10.54	10.10

Number of outstanding shares	22,563	22,379

Book value per share	$13.81	$12.80
Tangible common equity per share	13.71	12.70

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended		Nine months ended
	September 30,		September 30,
(amounts in thousands)	2016	2015	2016	2015
Non-interest expense	$20,518	$18,430	$60,251	$55,076

Net interest income (tax-equivalent)	24,963	22,312	72,816	66,196
Non-interest income	11,358	9,985	32,218	29,877
Total revenue	$36,321	$32,297	$105,034	$96,073

Efficiency ratio	56.5%	57.1%	57.4%	57.3%

(amounts in thousands)	2016	2015	2016	2015
Non-interest expense	$20,518	$18,430	$60,251	$55,076
Less: amortization of investments in tax credit partnerships	(1,015)	(158)	(3,046)	(475)
Adjusted non-interest expense	19,503	18,272	57,205	54,601

Net interest income (tax-equivalent)	24,963	22,312	72,816	66,196
Non-interest income	11,358	9,985	32,218	29,877
Total revenue	$36,321	$32,297	$105,034	$96,073

Adjusted efficiency ratio	53.7%	56.6%	54.5%	56.8%

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

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Bancorp does not anticipate that adoption of the ASU will have a significant impact on the consolidated financial statements of the company.

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

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2016 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31	7,371	$29.45	—	—
Aug 1 - Aug 31	—	—	—	—
Sept 1 - Sept 30	7,299	32.03	—	—
Total	14,670	$30.73	—	—

(1)	Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights and vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101

The following financial statements from the Stock Yards Bancorp, Inc. September 30, 2016 Quarterly Report on Form 10-Q, filed on November 7, 2016, formatted in eXtensible Business Reporting Language (XBRL):

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

STOCK YARDS BANCORP, INC.

Date: November 7, 2016	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: November 7, 2016	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer