Form 10-K
period 2016-12-31
Stock Yards Bancorp, Inc.
filed 2017-03-13
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2016	1-13661

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

Yes ☐          No ☑

The aggregate market value of registrant’s voting stock (Common Stock, no par value) held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $577,350,743 .

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 24, 2017, was 22,641,525.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 27, 2017 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

STOCK YARDS BANCORP, INC.
Form 10-K
Index

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank Owned Life Insurance
BP	Basis Point = 1/100th of one percent
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
WM	Wealth management and trust
KSOP	Combined employee profit sharing and stock ownership plan
LIBOR	London Interbank Offered Rate
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
OAEM	Other Assets Especially Mentioned
Oldham	THE BANCORP, Inc.
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PSU	Performance Stock Unit
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
US GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs

Part I

Item 1.	Business

Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), headquartered in Louisville, Kentucky, is the holding company for Stock Yards Bank & Trust Company (“Bank”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. The Bank is wholly owned and is a state chartered bank. Because Bancorp has no significant operations of its own, its business and that of the Bank are essentially the same. The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp.  Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking and sole subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 37 full service banking offices.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has a wealth management and trust department (WM&T) offering a wide range of investment management, trust, employee benefit plan, estate administration, and financial planning services.   The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services via its branch network through an arrangement with a third party broker-dealer.  See Note 25 to Bancorp’s consolidated financial statements for information relating to the Bank’s business segments and “Item 2. Properties” for information regarding owned and leased properties.

At December 31, 2016, Stock Yards Bank & Trust Company had 578 full-time equivalent employees. Employees of Stock Yards Bank & Trust Company are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”). Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. This extensive and complex legislation contained many provisions affecting the banking industry, including:

●	Creation of a Bureau of Consumer Financial Protection overseeing banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks,
●	Determination of debit card interchange rates by the Federal Reserve Board,
●	New regulation over derivative instruments,
●	Phase outs of certain forms of trust preferred debt and hybrids previously included as bank capital, and
●

Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

The ultimate impact of the Dodd-Frank Act remains uncertain and we expect it will have a continued adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations, and financial condition due to regulatory costs and increased regulatory scrutiny over products and practices.

The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA, and banking regulators take into account CRA ratings when considering approval of certain applications. An unsatisfactory CRA rating could, among other things, result in the denial or delay of corporate applications filed by Bancorp or the Bank for proposed activities such as branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.

The federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is conveyed to outside vendors. The Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.

The Bank is subject to the Bank Secrecy Act and the USA Patriot Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (“Basel III”) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

●	a common equity Tier 1 capital ratio of 4.5%,
●	a Tier 1 risk-based capital ratio of 6% (increased from 4%),
●	a total risk-based capital ratio of 8% (unchanged from previous rules), and
●	a Tier 1 leverage ratio of 4% for all institutions.

The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios, and will result in the following minimum ratios once the capital conservation buffer is fully phased in:

●	a common equity Tier 1 risk-based capital ratio of 7.0%,
●	a Tier 1 risk-based capital ratio of 8.5%, and
●	a total risk-based capital ratio of 10.5%.

The capital conservation buffer requirement began being phased in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock, additional paid-in capital and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp opted-out of this requirement.

As of December 31, 2016, Bancorp met the requirements to be considered well-capitalized and is not subject to limitations due to the capital conservation buffer.

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the regulatory environment in which Bancorp operates in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Bancorp cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Bancorp.

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

Bancorp’s loan customers may not repay their loans according to the terms of these loans, the collateral securing the payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans. Accordingly, Bancorp might experience significant credit losses which could have a material adverse effect on operating results. Bancorp makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of collateral for repayment of many loans. In determining the adequacy of the allowance for loan losses, Bancorp considers, among other factors, an evaluation of economic conditions and Bancorp’s loan loss experience. If Bancorp’s assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may not be sufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on financial results.

In addition, federal and state regulators annually review Bancorp’s allowance for loan losses and may require an increase in the provision for loan losses or loan charge-offs. If the regulatory agencies require any increase in the provision for loan losses or loan charge-offs for which Bancorp had not allocated, it would have a negative effect on net income.

If we are unable to remediate the material weakness in our internal control over financial reporting that we have reported in this Annual Report, or if other material weaknesses are identified in the future, our results of operations or financial condition could be materially adversely affected.

As disclosed elsewhere in this Annual Report on Form 10-K, during the fourth quarter of 2016, we determined that the Company has a material weakness in our internal control over financial reporting relating to the operating effectiveness of the Company’s control over the assessment of the appropriateness of loan grades used in the allowance for loan losses estimate, including the completeness and accuracy of the information used to assess the loan grades. No restatement of prior period financial statements, no change in previously released financial results, and no adjustments to the fourth quarter 2016 allowance for loan losses calculation were required as a result of this material weakness in internal control. Management is taking steps to remediate this material weakness by evaluating the Company’s allowance for loan losses policies and procedures for and resources allocated to the review control over the assessment of loan grades. If our remedial measures are insufficient to address this material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our results of operations or financial condition could be materially adversely affected.

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

Bancorp’s interest rate sensitivity analysis indicates an increase in interest rates of up to 4% would decrease net interest income, primarily because the majority of Bancorp’s variable rate loans have floors of 4% or higher, and are indexed to the prime rate. Since the prime rate is currently 3.75%, rates would have to increase more than 25 bp before the rates on such loans will rise. This negatively impacts the effect of rising rates. Deposit rates generally do not reprice as quickly as loans which negatively affects earnings as rates decline. As rates rise this behavior could benefit the Bancorp short term, but might pose a risk to earnings in the longer term. Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings as Bancorp competes for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings to Bancorp. Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition. Bancorp’s most recent earnings simulation model estimated the impact of changing interest rates on earnings for the next 12 months indicates net interest income will decrease approximately 3.7% if interest rates immediately decrease 100 basis points and decrease approximately 0.9% if rates increase 100 basis points.

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

Income from wealth management and trust constitutes approximately 44% of non-interest income. Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of wealth management and trust fees are based on market values which generally fluctuate with the overall stock market.

Competition with other financial institutions could adversely affect profitability.

Bancorp operates in a highly competitive industry that could become even more so as a result of earnings pressure of contending banks, legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition in price and structure of financial products from banks and other financial institutions. Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, Bancorp must remain relevant as a place where consumers and businesses value personal service while our competition offers these services without human interaction. The variety of sources of competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition. Bancorp’s own growth and expansion may adversely affect customer perceptions of the community based, customer oriented service Bancorp provides, thus damaging Bancorp’s image in the market.

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

Decreased residential mortgage origination, volume and pricing decisions of competitors could affect net income

Bancorp originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for Bancorp’s residential mortgage loan products, revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing Bancorp’s net income. New regulations, increased regulatory reviews, and/or changes in structure of secondary mortgage markets which Bancorp utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

An extended disruption of vital infrastructure or a security breach could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s operations depend upon, among other things, infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, terrorist activity or the domestic and foreign response to such activity, or other events outside of Bancorp’s control could have a material adverse impact on the financial services industry as a whole and on Bancorp’s business, results of operations and financial condition. Bancorp’s business continuity plan may not work as intended or may not prevent significant interruption of operations. Occurrence of any failures, interruptions, or security breaches of information systems could damage Bancorp’s reputation, result in loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on Bancorp’s financial condition and results of operation.

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Bancorp has invested in multiple preventative tools in an attempt to protect our customers from cyber threats and corporate account takeover. Bancorp regularly provides educational information regarding cyber threats to our customers. Bancorp utilizes multiple third-party vendors who have access to our assets via electronic media. While Bancorp requires third parties, many of whom are small companies, to have similar or superior controls in place there is no guarantee that a breach of information could occur.

Bancorp’s credit metrics are at historically strong levels.

During 2016, Bancorp’s solid asset quality metrics trended within a narrow range and exceeded solid benchmarks of the past several years to reach historically strong levels. We realize that present asset quality metrics are exceptionally positive and, recognizing the cyclical nature of the lending business, we know they will normalize over the long term.

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

Bancorp has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. Bancorp has established detailed policies and control procedures intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently.

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

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on Bancorp and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Bancorp’s powers, authority and operations, which could have a material adverse effect on Bancorp’s financial condition and results of operations. The exercise of regulatory power may have a negative impact on Bancorp’s results of operations and financial condition.

The Bank is subject to numerous fair lending laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our assets, business, condition (financial or otherwise), liquidity, prospects and results of operations.

The Bank faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, or OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the requirement to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these circumstances could have a material adverse effect on our assets, business, condition (financial or otherwise), liquidity, prospects and results of operations.

Bancorp’s ability to stay current on technological changes in order to compete and meet customer demands is constantly being challenged.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Future success of Bancorp will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of Bancorp’s competitors have substantially greater resources to invest in technological improvements. Bancorp may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to its customers. Bancorp relies on third party providers for many of its technology-driven banking products and services. Some of these companies have limited financial resources and may be slow to respond with upgrades or enhancements to their products to keep pace with improvements in technology or the introduction of competing products. Failure to successfully keep pace with technological change affecting the financial services industry could impair Bancorp’s ability to effectively compete to retain or acquire new business and could have an adverse impact on its business, financial position, results of operations and liquidity.

Bancorp is dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of client data. We may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on our business. Further, if these third-party service providers experience difficulties, or should terminate their services, and we are unable to replace them with other providers, particularly on a timely basis, our business operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected.

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

Bancorp invests in partnerships that generate federal income tax savings and these may not continue.

Bancorp invests in certain partnerships that yield federal income tax credits resulting in higher net income for Bancorp. These transactions may also include lending to the counterparty, further enhancing the profitability of the transaction.  These transactions typically involve a very limited number of counterparties. The availability and suitability of these transactions are not particularly predictable and may not continue to be favorable to Bancorp. Therefore the positive effect on Bancorp’s net income may not continue.

Item 1B.	Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.	Properties

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location. In addition to the main office complex and the operations center, Bancorp owned 20 branch properties at December 31, 2016, two of which are located on leased land.  At that date, Bancorp also leased 17 branch facilities as well as its wealth management and trust facility. Of the 37 banking locations, 28 are located in the Louisville Metropolitan Statistical Area (“MSA”), four are located in the Indianapolis MSA and five are located in the Cincinnati MSA. See Notes 6 and 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2016, for additional information relating to amounts invested in premises and equipment and lease commitments.

Item 3.	Legal Proceedings

See Note 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2016, for information relating to legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2016 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
David P. Heintzman Age 57	Chairman of the Board of Directors and Chief Executive Officer of Bancorp and the Bank
James A. Hillebrand Age 48	President and Director of Bancorp and the Bank
Kathy C. Thompson Age 55	Senior Executive Vice President and Director of Bancorp and the Bank
Nancy B. Davis Age 61	Executive Vice President, Treasurer and Chief Financial Officer of Bancorp and the Bank
William M. Dishman III Age 53	Executive Vice President and Chief Risk Officer of the Bank
Philip S. Poindexter Age 50	Executive Vice President and Chief Lending Officer of the Bank
T. Clay Stinnett Age 43	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank
Michael J. Croce Age 47	Executive Vice President and Director of Retail Banking of the Bank

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

Ms. Thompson was appointed Senior Executive Vice President in January 2006.  Prior thereto, she served as Executive Vice President of Bancorp and the Bank. She joined the Bank in 1992 and is Manager of the Wealth Management and Trust Department.

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

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT. The table below sets forth the quarterly high and low market closing prices of Bancorp’s common stock and dividends declared per share. On April 29, 2016, Bancorp declared a 3 for 2 stock split to be effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this split. The payment of dividends by the Bank to Bancorp is subject to the restriction described in Note 18 to the consolidated financial statements. Management believes that Bancorp will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.  On December 31, 2016, Bancorp had approximately 1,585 shareholders of record, and approximately 4,000 beneficial owners holding shares in nominee or “street” name.

	2016			2015
			Cash Dividends			Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$26.09	$23.27	$0.17	$23.21	$20.31	$0.15
Second	29.03	24.55	0.18	25.40	22.50	0.16
Third	33.25	27.52	0.18	25.62	22.63	0.16
Fourth	46.95	32.93	0.19	27.10	23.83	0.17

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 1-October 31	5,455	$34.04	-	-
November 1-November 30	3,484	38.56	-	-
December 1-December 31	1,400	45.85	-	-
Total	10,339	$37.16	-	-

(1) Activity represents shares of stock withheld to pay taxes due upon the exercise of stock appreciation rights and on lapsed shares of restricted stock.

The following performance graphs and data shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed soliciting material or subject to Regulation 14A of the Exchange Act or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

The first graph below compares the performance of Bancorp Common Stock to the Russell 2000 index, the SNL NASDAQ Bank index and the SNL Midwest Bank index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2011 and that all dividends were reinvested.

In addition to the five-year period required by the SEC, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of greater interest. The ten-year graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2006 and that all dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Stock Yards Bancorp, Inc.	100.00	112.99	165.94	178.39	207.63	395.83
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Midwest Bank	100.00	120.36	164.78	179.14	181.86	242.99
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Stock Yards Bancorp, Inc.	100.00	87.71	103.54	82.85	98.05	84.75	95.76	140.64	151.18	175.97	335.47
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75	117.23	162.74	170.70	163.17	197.93
SNL Midwest Bank	100.00	77.94	51.28	43.45	53.96	50.97	61.35	83.99	91.31	92.69	123.85
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42	57.71	82.95	85.91	92.74	128.58

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years ended December 31
(Amounts in thousands except per share data and ratios)	2016	2015	2014	2013	2012

Income statement data
Interest income	$102,172	$93,170	$89,087	$86,464	$86,901
Interest expense	4,918	4,852	5,330	9,166	12,951
Net interest income	97,254	88,318	83,757	77,298	73,950
Provision (credit) for loan losses	3,000	750	(400)	6,550	11,500
Non-interest income	43,537	39,950	39,155	39,002	38,457
Non-interest expenses	81,520	73,398	73,209	71,352	65,472
Income before income taxes	56,271	54,120	50,103	38,398	35,435
Income tax expense	15,244	16,933	15,281	11,228	9,634
Net income	$41,027	$37,187	$34,822	$27,170	$25,801
Per share data
Net income, basic	$1.84	$1.68	$1.59	$1.27	$1.24
Net income, diluted	1.80	1.65	1.57	1.26	1.23
Cash dividends declared	0.72	0.64	0.59	0.54	0.51
Book value	13.88	12.80	11.75	10.47	9.83
Market value	46.95	25.19	22.23	21.28	14.95
Weighted average common and common equivalent shares - diluted	22,792	22,459	22,144	21,530	20,898
Balance sheet data
Total assets	$3,039,481	$2,816,801	$2,563,868	$2,389,262	$2,148,262
Loans	2,305,375	2,033,007	1,868,550	1,721,350	1,584,594
Allowance for loan losses	24,007	22,441	24,920	28,522	31,881
Available for sale securities	570,074	565,876	513,056	490,031	386,440
Deposits	2,520,548	2,371,702	2,123,627	1,980,937	1,781,693
Federal Home Loan Bank advances	51,075	43,468	36,832	34,329	31,882
Subordinated debentures	-	-	-	-	30,900
Stockholders' equity	313,872	286,519	259,895	229,444	205,075
Average balances
Stockholders’ equity	$304,151	$274,451	$245,425	$220,107	$197,551
Assets	2,886,396	2,573,901	2,398,430	2,232,868	2,070,967
Federal Home Loan Bank advances	45,455	41,041	35,709	32,518	60,113
Long-term debt	-	-	-	30,477	31,474
Selected ratios
Return on average assets	1.42%	1.44%	1.45%	1.22%	1.25%
Return on average stockholders’ equity	13.49	13.55	14.19	12.34	13.06
Average stockholders’ equity to average assets	10.54	10.66	10.23	9.86	9.54
Net interest rate spread	3.51	3.59	3.67	3.59	3.74
Net interest rate margin, fully tax-equivalent	3.59	3.67	3.75	3.74	3.94
Efficiency ratio	57.56	56.81	59.09	60.82	57.38
Non-performing loans to total loans	0.29	0.44	0.64	1.33	1.90
Non-performing assets to total assets	0.39	0.48	0.70	1.19	1.74
Net charge offs to average loans	0.07	0.17	0.18	0.60	0.60
Allowance for loan losses to total loans	1.04	1.10	1.33	1.66	2.01

Share and per share information has been adjusted to reflect the 3 for 2 stock-split effected in the form of a 50% stock dividend in May 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Summary

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary to assist in your review of the financial section. It is designed to give you an overview of Stock Yards Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2016. Share and per share information has been adjusted to reflect the 3 for 2 stock-split which was effected in the form of a 50% stock dividend in May 2016.

The financial section includes the following:

Management’s discussion and analysis, or MD&A provides information as to analysis of the consolidated financial condition and results of operations of Bancorp. It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business, results of operations including discussion of the key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements include Consolidated Balance Sheets as of the end of the last two years, and Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows, for each of the last three years. Bancorp’s financial statements are prepared in accordance with US GAAP.

Notes to the financial statements provide insight into, and are an integral part of, the financial statements. These notes contain explanations of significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to business segments. The notes to the financial statements also are prepared in accordance with US GAAP.

Reports related to the financial statements and internal controls over financial reporting include the following:

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

Our Business

Stock Yards Bancorp, Inc. was incorporated in 1988, and its business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2016, the Bank had 28 full service banking locations in the Louisville MSA, 4 full service banking locations in the Indianapolis MSA, and 5 full service banking locations in the Cincinnati MSA. Bancorp’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services provided by wealth management and trust, securities brokerage, and mortgage origination helps support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning. Although Bancorp believes assumptions underlying forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in markets in which Bancorp and its subsidiary operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K, all of which are difficult to predict and many of which are beyond the control of Bancorp.

Critical Accounting Policies

Bancorp has prepared consolidated financial information in this report in accordance with US GAAP.  In preparing the consolidated financial statements in accordance with US GAAP, Bancorp makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision for loan losses reflects an allowance methodology driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. This extension of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the quantitative historical loss rate. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp. The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2016 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Overview of 2016

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2016, Bancorp completed a record year of earnings, asset, and deposit growth with net income totaling $41.0 million, an increase of $3.8 million, or 10%, over 2015. Diluted earnings per share for 2016 increased 9% over 2015 to $1.80, marking the sixth consecutive year of record earnings per diluted share. Increased profitability was primarily due to increases in net interest income and non-interest income, and decreased income tax expense. These were partially offset by an increased provision for loan losses and higher non-interest expenses in 2016.

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

As a result of record loan production, lower levels of payments and prepayments, and higher utilization of available lines of credit, Bancorp’s loan portfolio increased $272 million, or 13%, to $2.3 billion as of December 31, 2016. Despite lower average rates on interest earning assets, the positive effect of increased volumes on loans and available-for-sale investments contributed to higher interest income for 2016, as interest income increased $9.0 million, or 10%, over the same period in 2015. Deposit growth during 2016, offset by lower funding costs on deposits and borrowings, resulted in only a slight increase in interest expense, year over year. Under the continuing pressure of a highly competitive lending environment, net interest margin in 2016 decreased to 3.59%, as compared to 3.67% in 2015.

Total non-interest income increased $3.6 million, or 9.0% in 2016, as compared to 2015, and remained consistent at 31% of total revenues. With the exception of a minimal decrease in income from bank-owned life insurance, all areas of non-interest income increased, 2016 over 2015, with the greatest dollar increase from the Bancorp’s wealth management and trust department (WM&T). WM&T represents an important part of the relationship focused philosophy of the Company and, accordingly, income from the department represents approximately 44% of total non-interest income for the Bancorp. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size and although the 2016 increase was partially the result of a rising stock market during the year, it also represented the best year ever for WM&T in terms of new clients added.

Higher non-interest expenses for 2016 were primarily the result of increased personnel and technology costs, associated with growth and operational support, and increased amortization expense for investments in tax credit partnerships as the Bancorp increased its commitment to customers pursuing tax-advantaged projects, primarily involving historical redevelopment. Net gains on sales of other real estate owned totaled $409 thousand compared to net losses of $147 thousand for 2015. Bancorp's efficiency ratio for 2016 of 57.6% was up from 56.8% in 2015.

For the twelve-month period ended December 31, 2016, Bancorp recorded a $3.0 million provision for loan losses, compared to $750 thousand for the same period in 2015.  The increase in the provision was primarily the result of loan growth. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. Bancorp's allowance for loan losses was 1.04% of total loans at December 31, 2016, compared to 1.10% of total loans at December 31, 2015.

Bancorp’s effective tax rate decreased to 27.1% in 2016 from 31.3% in 2015, primarily a result of the higher utilization of federal income tax credits in 2016. Bancorp invests in certain partnerships that yield federal income tax credits. The tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. It is calculated by subtracting the value of intangible assets and any preferred equity from Bancorp’s stockholders’ equity. The ratio of tangible common equity to total tangible assets was 10.26% as of December 31, 2016, compared to 10.10% at December 31, 2015. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Challenges for 2017 will include managing net interest margin, achieving continued loan growth, managing credit quality and adapting to changing regulatory requirements.

●

Considering the recent increase in short-term interest rates implemented by the Federal Open Market Committee and with the expectation of additional increases in 2017, management anticipates that net interest margins will increase during the coming year. However, competitive pressures on rates for new loans could result in a continued pressure on the net interest margin for 2017. Increased deposit rate competition could also negatively impact this expectation, as could an increase in longer term interest rates.

●

Bancorp’s goals for 2017 include net loan growth at a pace comparable to that experienced in 2014 and 2015. This will be impacted by competition, prevailing economic conditions, line of credit utilization and prepayments in the loan portfolio. Bancorp believes there is continued opportunity for loan growth in all three markets, and Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s success.

●

Bancorp has been successful at gathering sufficient deposits to fund loan growth. While deposits in all market areas have grown, the most significant increases arose in the Louisville market. Bancorp will need to continue to increase deposits to support loan growth.

●

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. While recent political developments indicate banking regulations may decrease, Bancorp believes regulation will continue to play a significant role in the banking industry.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $41.0 million or $1.80 per share on a diluted basis for 2016 compared to $37.2 million or $1.65 per share for 2015 and $34.8 million or $1.57 per share for 2014.

Net income for 2016 was positively impacted by:

●	an $8.9 million, or 10% increase in net interest income, and
●	a $3.6 million, or 9% increase in non-interest income, and
●	a $1.7 million, or 10% decrease in income tax expense.

Net income for 2016 was negatively impacted by:

●	a $3.0 million provision for loan losses in 2016, compared to $750 thousand in 2015, and
●	an $8.1 million, or 11% increase in non-interest expense

The following paragraphs provide a more detailed analysis of significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, represents total interest income less total interest expense.  Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities.  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets. Net interest margin is affected by both interest rate spread and the level of non-interest bearing sources of funds.  The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax-equivalent interest data.

Comparative information regarding net interest income follows:

(Dollars in thousands)				2016/2015		2015/2014
	2016	2015	2014	Change		Change

Net interest income, tax- equivalent basis	$98,088	$89,246	$84,730	9.9%		5.3%
Net interest spread	3.51%	3.59%	3.67%	(8	) bp	(8	) bp
Net interest margin	3.59%	3.67%	3.75%	(8	) bp	(8	) bp
Average earning assets	$2,730,949	$2,430,400	$2,259,843	12.4%		7.5%
Five year Treasury bond rate at year end	1.93%	1.76%	1.65%	17	bp	11	bp
Average five year Treasury bond rate	1.33%	1.53%	1.63%	(20	) bp	(10	) bp
Prime rate at year end	3.75%	3.50%	3.25%	25	bp	25	bp
Average prime rate	3.51%	3.26%	3.25%	25	bp	1	bp

bp = basis point = 1/100th of a percent

All references above to net interest margin and net interest spread exclude the sold portion of certain participation loans from calculations. Such loans remain on Bancorp's balance sheet as required by US GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans. These participation loans sold are excluded in the calculation of margins, because Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Prime rate and the five year Treasury bond rate are included above to provide a general indication of the interest rate environment in which Bancorp operated. Approximately $869 million, or 38%, of Bancorp’s loans are variable rate; most of these loans are indexed to the prime rate and may reprice as that rate changes. However, approximately $287 million of variable rate loans, have reached their contractual floor of 4% or higher. Interest rates must rise above the level of the floors before these loans will begin to reprice. Approximately $154 million of variable rate loans have contractual floors below 4%. The remaining $428 million of variable rate loans have no contractual floor. Bancorp intends to establish floors whenever possible upon acquisition of new customers. Bancorp’s variable rate loans are primarily comprised of commercial lines of credit and real estate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury bond.

Average loan balances increased $235 million or 12.3% in 2016. However, competition and the sustained low interest rate environment drove average loan yields lower by 9 basis points. Increased interest income from higher volumes was partially offset by these lower rates. Bancorp grew average interest bearing deposits $170 million or 10.6%. Average interest costs on interest bearing deposits decreased 1 basis point, reflecting a stabilization of the sustained low interest rate environment of recent years. Average Federal Home Loan Bank (“FHLB”) advances increased by $4.4 million or 10.8%, with average rates decreasing by 61 basis points.

Considering the recent increase in short-term interest rates implemented by the Federal Open Market Committee and with the expectation of additional increases in 2017, management anticipates that net interest margins will increase during the coming year. However, competitive pressures on rates for new loans could result in pressure on the net interest margin for 2017. The margin could be affected negatively if competition causes increases in deposit rates or a decline in loan pricing in Bancorp’s markets.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. By estimating effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. This simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time.  The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual expected results.

The December 31, 2016 simulation analysis, which shows little interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a negative effect on net interest income, and a decrease of 100 basis points in interest rates would also have a negative effect on net interest income.  In this scenario, if rates raise 200 bp, net interest income declines 1.18%, primarily due to the high percentage of non-maturity deposits, which reprice immediately, combined with the short duration of time deposits matched against the loan portfolio. These estimates are summarized below. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Net interest income % change
Increase 200 bp	(1.18)
Increase 100 bp	(0.87)
Decrease 100 bp	(3.69)
Decrease 200 bp	N/A

Approximately 62% of its loan portfolio has fixed rates and 12% of its loan portfolio is priced at variable rates with floors of 4% or higher. Since the prime rate is currently 3.75%, a rise in rates would have to increase more than 25 bps before the rates on such loans will rise to compensate for higher interest costs. This effect is captured in the simulation analysis above.

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

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2016 and 2015 was impacted by volume increases and the lower average interest rate environment. Tax-equivalent adjustments are based on a 35% federal tax rate. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2016/2015			2015/2014
	Increase (decrease)			Increase (decrease)
	due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$8,321	$(1,804)	$10,125	$3,444	$(3,099)	$6,543
Federal funds sold	228	191	37	(29)	2	(31)
Mortgage loans held for sale	(12)	10	(22)	75	19	56
Securities
Taxable	331	(787)	1,118	555	(113)	668
Tax-exempt	40	12	28	(7)	(33)	26

Total interest income	8,908	(2,378)	11,286	4,038	(3,224)	7,262

Interest expense
Deposits
Interest bearing demand deposits	385	171	214	97	24	73
Savings deposits	4	(1)	5	3	(1)	4
Money market deposits	172	144	28	15	(10)	25
Time deposits	(357)	(166)	(191)	(697)	(375)	(322)
Securities sold under agreements to repurchase	(13)	(7)	(6)	9	1	8
Federal funds purchased and other short-term borrowings	51	33	18	(4)	1	(5)
Federal Home Loan Bank advances	(176)	(269)	93	99	(24)	123

Total interest expense	66	(95)	161	(478)	(384)	(94)

Net interest income	$8,842	$(2,283)	$11,125	$4,516	$(2,840)	$7,356

Bancorp’s tax equivalent net interest income increased $8.8 million for the year ended December 31, 2016 compared to the same period of 2015, while 2015 increased $4.5 million compared to 2014.

As shown in the table above, net interest income for 2016 compared to 2015 was positively impacted, most significantly by an increase in loan volume and to a lesser extent by securities volume, a more favorable mix of deposits, and a decrease in rates of FHLB advances. Net interest income for the comparative periods was negatively impacted by a decline in the average rate earned on assets. The change in average rates on deposits was slight with only a minimal impact on earnings.

For the year 2015 compared to 2014, net interest income was positively impacted most significantly by an increase in loan and, to a lesser extent, securities volume, a decrease in deposit rates, a more favorable mix of deposits, and decreases in the rates of FHLB advances. Net interest income was negatively impacted by a decline in the average rate earned on assets and higher volume of FHLB advances.

Provision for Loan Losses

In determining the provision for loan losses, management considers many factors. Among these are the quality of the loan portfolio, underlying collateral, previous loss experience, the size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for loan losses and resulting ratios are summarized below:

(Dollars in thousands)	2016	2015	2014

Provision (credit) for loan losses	$3,000	$750	$(400)
Allowance to loans at year end	1.04%	1.10%	1.33%
Allowance to average loans for year	1.11%	1.17%	1.41%

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects the results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. The 2016 provision reflected a number of factors, including record loan growth and qualitative considerations. Key indicators of loan quality continued to show improvement during 2016, with levels of non-performing loans continuing a five year downward trend. Bancorp considers the present asset quality metrics to be exceptionally strong. Recognizing the cyclical nature of the lending business, this trend will most likely normalize over the long term. More information on this process can be found in the “Allowance for loan losses” section.

Non-performing loans decreased to $6.7 million at December 31, 2016 from $8.9 million at year-end 2015, primarily due to a decrease in non-accrual loans. Troubled debt restructurings (TDRs) currently accruing interest, decreased from $1.1 million at December 31, 2015 to $974 thousand at December 31, 2016, declining as a result of payments applied to principal on the three loans involved. The ratio of non-performing loans to total loans was 0.29% at December 31, 2016, down from 0.44% at December 31, 2015. Another key metric, net charge-offs, totaled 0.07% of average loans for 2016 compared to 0.17% for 2015. See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan Loss Experience” for further discussion of loans charged off during the year.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at December 31, 2016 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition-Allowance for Loan Losses” for more information on the allowance for loan losses.

Non-Interest Income and Non-Interest Expenses

The following table provides a comparison of components of non-interest income for 2016, 2015 and 2014. Below the table is a discussion of significant changes and trends.

				2016/2015		2015/2014
(Dollars in thousands)	2016	2015	2014	Change	%	Change	%

Wealth management and trust services	$19,155	$18,026	$18,212	$1,129	6.3%	$(186)	(1.0)%
Service charges on deposit accounts	9,471	8,906	8,883	565	6.3	23	0.3
Bankcard transactions	5,655	4,876	4,673	779	16.0	203	4.3
Mortgage banking	3,897	3,488	2,653	409	11.7	835	31.5
Securities brokerage	2,145	1,994	2,060	151	7.6	(66)	(3.2)
Bank owned life insurance	871	889	927	(18)	(2.0)	(38)	(4.1)
Other	2,343	1,771	1,747	572	32.3	24	0.9
	$43,537	$39,950	$39,155	$3,587	9.0%	$795	2.0%

Wealth Management and Trust

The largest component of non-interest income is wealth management and trust (“WM&T”) revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.52 billion at December 31, 2016, a 13% increase compared to $2.24 billion at December 31, 2015. Assets under management are stated at market value and while the 2016 increase was partially the result of a rising stock market during the year, it also represented the best year ever for WM&T in terms of new clients added. WM&T revenue, which constitutes an average of 44% of non-interest income, increased $1.1 million, or 6.3%, for 2016 compared to 2015. Recurring fees, which generally comprise over 95% of the WM&T revenue, increased $856 thousand, or 4.9%, in 2016, compared to 2015. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and are also based on the market value of assets under management. Total non-recurring fees increased $273 thousand for 2016, compared to 2015. For 2016, 2015 and 2014 executor fees totaled approximately $549 thousand, $390 thousand and $739 thousand, respectively. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the WM&T department will deliver strong growth in 2017, but notes that increased market volatility could affect near-term results. The tables that follow present additional information on the assets under management and fees earned by WM&T.

The following table provides information regarding assets under management (AUM) by WM&T as of December 31, 2016 and 2015. This table demonstrates that:

●	Approximately 80% of our AUM are actively managed.

●	Non-managed employee benefit plan accounts consist primarily of participant directed assets.

●	The amount of custody and safekeeping accounts is insignificant, and

●	The majority of our managed assets are in personal trust, agency, and investment management accounts.

Assets Under Management by Account Type	December 31, 2016		December 31, 2015
	Assets		Assets
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)

Personal trust and agency accounts	$548,132	$92,880	$555,649	$2,093
Employee benefit and retirement related accounts
Defined contribution	39,082	355,150	36,837	304,112
Defined benefit	12,965	-	14,053	-
IRA's	306,496	8,150	290,251	9,349
Investment management and investment advisor agency accounts	847,587	18,356	770,194	-
Foundation and endowment trust and agency accounts	223,741	-	216,174	4,320

Total fiduciary accounts	$1,978,003	$474,536	$1,883,158	$319,874
Custody and safekeeping accounts	-	70,872	-	34,637

Totals	$1,978,003	$545,408	$1,883,158	$354,511
Total managed and non-managed assets	$2,523,411		$2,237,669

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

The table below presents data regarding WM&T managed assets by class of investment as of December 31, 2016 and 2015. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that:

●	Managed assets are invested in instruments for which market values can be readily determined.

●	The majority of these instruments are sensitive to market fluctuations.

●	The composition of our managed assets is divided approximately 60% in equities and 40% in fixed income, and this composition is relatively consistent from year to year, and

●	No Stock Yards Bank propriety mutual funds exist, and therefore no such investment options are available to our clients.

Managed Assets by Class of Investment
	As of December 31,
(in thousands)	2016	2015

Non-interest bearing deposits	$145	$357
Interest bearing deposits	148,751	118,692
US Treasury and government agency obligations	39,862	56,457
State, county and municipal obligations	120,576	133,887
Money market mutual funds	12,908	41,921
Equity mutual funds	452,593	416,646
Other mutual funds - fixed, balanced, and municipal	300,811	280,903
Other notes and bonds	92,338	77,584
Common and preferred stocks	708,782	654,208
Real estate mortgages	388	437
Real estate	45,502	45,297
Other miscellaneous assets (1)	55,347	56,769

Total managed assets	$1,978,003	$1,883,158

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the twelve-month periods ended December 31, 2016, 2015 and 2014. The table below demonstrates that fee revenue is earned most significantly from personal trust, agency, and investment management accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. We use a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Fiduciary and Related Services Income
	Years Ended December 31,
(In thousands)	2016	2015	2014

Personal trust and agency	$7,142	$6,825	$7,499
Employee benefits and related trust
Defined contribution	1,543	1,367	1,284
Defined benefit	106	125	119
IRA's	3,000	2,847	2,579
Corporate trust and agency	3	3	3
Investment management and investment advisory agency	6,521	6,087	5,639
Foundation and endowment trust and agency	491	433	535
Custody and safekeeping	104	90	87
Brokerage and insurance	45	132	202
Other	200	117	265

Total	$19,155	$18,026	$18,212

Other Non-interest Income

Service charges on deposit accounts increased $565 thousand, or 6.3%, for 2016 compared to 2015. Service charge income is driven by transaction volume, which can fluctuate throughout the year. The increases for 2016 are primarily due to the introduction of a new checking account product during the year. This product provides ancillary services to customers, while carrying a monthly service charge. Another significant component of service charges is related to fees earned on checking account overdrafts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions.

Bankcard transaction revenue increased $779 thousand, or 16.0%, for 2016 compared to 2015. Bankcard revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. The increase in 2016 reflected volume resulting from newly offered commercial credit cards. Volume, which is dependent on consumer behavior, is expected to continue to increase. However, interchange income is based on rates set by service providers in a competitive market. Bancorp expects a slight decrease in interchange rates as service providers gravitate to the lower cost options within the market, potentially decreasing revenue from this source.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue increased $409 thousand, or 11.7%, in 2016 compared to 2015. Market rates for mortgage loans remained low during 2016, while economic conditions improved stimulating both purchase and refinance activity for the year. As interest rates rise Bancorp anticipates a slowing of refinancing activity.

In 2016 there were no securities sold. In 2015, Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of agency and mortgage-backed securities with small remaining balances. In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand. These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities. Sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

Securities brokerage commissions and fees increased $151 thousand, or 7.6%, in 2016 compared to 2015, corresponding to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Income related to bank-owned life insurance (“BOLI”) declined to $871 thousand in 2016 compared to $889 thousand for 2015, reflecting a lower interest crediting rate in 2016 due to the prevailing low interest rate environment.  BOLI assets represent the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income increased $572 thousand, or 32.3%, during 2016 compared to 2015. Included in this category is swap fee income, which totaled $467 thousand and $60 thousand for 2016 and 2015, respectively. Opportunities to earn swap fee income are infrequent due to the specialized nature of the transactions.

The following table provides a comparison of components of non-interest expenses for 2016, 2015 and 2014. Below the table is a discussion of significant changes and trends.

				2016/2015		2015/2014
(Dollars in thousands)	2016	2015	2014	Change	%	Change	%

Salaries and employee benefits	$49,185	$44,709	$44,687	$4,476	10.0%	$22	0.0%
Net occupancy expense	6,279	5,912	5,963	367	6.2	(51)	(0.9)
Data processing expense	7,073	6,348	6,393	725	11.4	(45)	(0.7)
Furniture and equipment expense	1,143	1,074	1,016	69	6.4	58	5.7
FDIC insurance	1,181	1,258	1,314	(77)	(6.1)	(56)	(4.3)
Loss (gain) on other real estate owned	(409)	147	(271)	(556)	(378.2)	418	(154.2)
Amortization of investment in tax credit partnerships	4,458	634	1,095	3,824	603.2	(461)	(42.1)
Other	12,610	13,316	13,012	(706)	(5.3)	304	2.3

	$81,520	$73,398	$73,209	$8,122	11.1%	$189	0.3%

Salaries and benefits, the largest component of non-interest expenses increased $4.5 million, or 10%, in 2016 compared to 2015. The increase reflected the addition of personnel associated with growth and operational support, higher incentive compensation related to accelerating loan and earnings growth, and increases in employee benefits. At December 31, 2016, Bancorp had 578 full-time equivalent employees compared to 555 at December 31, 2015 and 524 at December 31, 2014.

Net occupancy expense increased $367 thousand, or 6.2%, from 2015 to 2016. The increase was largely due to higher rent and depreciation for locations added during 2015 and increased maintenance costs company-wide. At December 31, 2016, Bancorp had 37 banking center locations, including the main office, and a separate operations center.

Data processing expense increased $725 thousand, or 11.4%, from 2015 to 2016, largely due to increases in computer costs resulting from system improvements and expenses related to the issuance and processing of business credit cards. This category includes computer software amortization, equipment depreciation, and expenditures related to investments in new technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $69 thousand or 6.4% in 2016, as compared to 2015, due to a variety of factors, none of which is individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $77 thousand, or 6.1% for the year ended December 31, 2016, as compared to the same period in 2015. The assessment is calculated by the FDIC, and the decline in expense is due primarily to a change in assessment methodology. During 2016, the FDIC revised the assessment criteria to more closely align FDIC assessments with each financial institution’s risks. Bancorp benefited from this change.

Gains/losses from the sale of foreclosed assets decreased non-interest expense by $556 thousand, for 2016 compared to 2015. This occurred as Bancorp experienced a net gain of $409 thousand for 2016 as compared to a net loss of $147 thousand in 2015.

Amortization expense of investments in tax credit partnerships increased $3.8 million for the year ended December 31, 2016 compared to the same period of 2015. This expense reflects amortization of investments in partnerships which generate federal income tax credits and can vary widely depending upon the timing and magnitude of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships, the tax benefit compared to the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses, decreased $706 thousand, or 5.3% for the year ended December 31, 2016 compared to the same period of 2015. The decrease was primarily the result of the following:

●

A recovery of $588 thousand in 2016 of a 2008 impairment loss. In 2004, Bancorp invested $1.4 million in Indiana Business Bancorp (“IBB”), and included the investment in other assets. Due to a decline in the market value of the stock, Bancorp recorded an impairment charge totaling $866 thousand in 2008. In April 2016, IBB entered into an agreement to be acquired. The transaction was completed in October 2016, resulting in the $588 thousand pre-tax recovery, which was recorded in other expense in the fourth quarter of 2016.

●

A decrease in the provision expense for estimated losses on unfunded commitments; expense of $432 thousand for 2015 as compared to a net reduction of $82 thousand in 2016. This is based on evaluation of the credit risk related to available lines of credit in the loan portfolio and fluctuates based on borrower’s use or repayment of those lines.

●	A decrease of $366 thousand in amortization expense for mortgage servicing rights, 2016 compared to 2015, as pools of MSRs added several years ago were fully amortized in 2015.

These decreases were partially offset by higher state bank taxes and losses on asset disposals, 2016 over 2015. This category also includes legal and professional fees, donations, marketing, OREO maintenance, printing, and mail and telecommunications expenses, all of which experienced insignificant changes year to year.

Bancorp's efficiency ratio for 2016 of 57.6% increased from 56.8% in 2015. Excluding the amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.4% and 56.3% for 2016 and 2015, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2016	2015	2014

Income tax expense	$15,244	$16,933	$15,281
Effective tax rate	27.1%	31.3%	30.5%

The decrease in the effective tax rate, 2015 to 2016, is largely the result of higher utilization of federal income tax credits in 2016. Bancorp invests in certain partnerships that yield federal income tax credits. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared to the amortization results in a positive effect on net income.

The increase in the effective tax rate from 2014 to 2015 arose from proportionately lower nontaxable income from the increase in cash value of life insurance and municipal securities. For more information regarding income taxes and the effective tax rate see Note 8 to Bancorp’s consolidated financial statements.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2016/2015		2015/2014
(Dollars in thousands)	2016	2015	2014	Change	%	Change	%

Average earning assets	$2,730,949	$2,430,400	$2,259,843	$300,549	12.4%	$170,557	7.5%
Average interest bearing liabilities	1,895,258	1,715,584	1,664,406	179,674	10.5%	51,178	3.1%
Average total assets	2,886,396	2,573,901	2,398,430	312,495	12.1%	175,471	7.3%
Total year end assets	3,039,481	2,816,801	2,563,868	222,680	7.9%	252,933	9.9%

Bancorp has experienced growth in earning assets over the last several years primarily in the area of loans.  From 2015 to 2016, average loans increased 12.3%, or $235.2 million, compared to 8.4% or $147.5 million from 2014 to 2015. Growth has been all organic as each of Bancorp’s three markets continued to participate in accelerated lending activity. Loan growth during 2016 reflected ongoing expansion in key lending categories such as commercial and industrial lending, and non-owner occupied commercial real estate lending, which have remained well under regulatory guidelines for commercial investment real estate. Utilization rates on lines of credit were 52%, 48% and 52% as of December 31 2016, 2015 and 2014, respectively. Average securities available-for-sale increased $55.2 million, or 13.0% from 2015 to 2016, compared to $31.8 million, or 8.1% from 2014 to 2015.

The increase in average interest bearing liabilities from 2015 to 2016 occurred primarily in demand deposits as clients continued to have excess cash balances and few short-term investment alternatives in the current rate environment. Average total interest bearing deposit accounts increased 10.6% and non-interest bearing deposit accounts increased 16.5% in 2016. Time deposits decreased, 11.2%, or $31.9 million in 2016 as compared to 13.9% or $46.0 million in 2015, as Bancorp intentionally did not renew higher cost deposits. Bancorp continued to utilize fixed rate advances from the FHLB during 2016 as these rates compared favorably to similar term time deposits.  Bancorp had an average of $45.5 million in outstanding FHLB advances in 2016 compared to $41.0 million and $35.7 million in 2015 and 2014, respectively.  At December 31, 2016 and 2015, federal funds purchased from correspondent banks totaled $47.4 million and $22.5 million, respectively.

At December 31, 2016, Bancorp had excess cash balances resulting from seasonal deposits of approximately $100 million. These funds are invested in short-term investments, as the deposits are expected to return to normal levels during the first two quarters of 2016. While these accounts are profitable, the excess investment is expected to have a negative effect on net interest margin for the first six months of 2017 since short term rates are significantly lower than rates for longer term earning assets.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2016			Year 2015			Year 2014
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate
Earning assets
Federal funds sold	$92,994	$491	0.53%	$82,405	$263	0.32%	$91,970	$292	0.32%
Mortgage loans held for sale	4,881	237	4.86%	5,345	249	4.66%	4,120	174	4.22%
Securities
Taxable	419,422	8,197	1.95%	365,188	7,867	2.15%	334,293	7,308	2.19%
Tax-exempt	60,516	1,710	2.83%	59,535	1,670	2.81%	58,605	1,677	2.86%
FHLB stock and other securities	6,347	254	4.00%	6,347	253	3.99%	6,755	257	3.80%
Loans, net of unearned income	2,146,789	92,117	4.29%	1,911,580	83,796	4.38%	1,764,100	80,352	4.55%
Total earning assets	2,730,949	103,006	3.77%	2,430,400	94,098	3.87%	2,259,843	90,060	3.99%

Less allowance for loan losses	23,454			23,827			28,954
	2,707,495			2,406,573			2,230,889

Non-earning assets
Cash and due from banks	41,043			38,952			37,504
Premises and equipment	41,813			39,957			39,223
Accrued interest receivable and other assets	96,045			88,419			90,814
Total assets	$2,886,396			$2,573,901			$2,398,430

Interest bearing liabilities
Deposits
Interest bearing demand deposits	$717,800	$978	0.14%	$545,158	$593	0.11%	$477,434	$496	0.10%
Savings deposits	135,051	47	0.03%	119,821	43	0.04%	108,386	40	0.04%
Money market deposits	658,837	1,477	0.22%	645,215	1,305	0.20%	632,810	1,290	0.20%
Time deposits	252,170	1,441	0.57%	284,062	1,798	0.63%	330,108	2,495	0.76%
Securities sold under agreements to repurchase	62,670	136	0.22%	65,140	149	0.23%	61,748	140	0.23%
Federal funds purchased and other short-term borrowings	23,275	76	0.33%	15,147	25	0.17%	18,211	29	0.16%
FHLB advances	45,455	763	1.68%	41,041	939	2.29%	35,709	840	2.35%

Total interest bearing liabilities	1,895,258	4,918	0.26%	1,715,584	4,852	0.28%	1,664,406	5,330	0.32%

Non-interest bearing liabilities
Non-interest bearing demand deposits	650,036			558,185			462,085
Accrued interest payable and other liabilities	36,951			25,681			26,514

Total liabilities	2,582,245			2,299,450			2,153,005

Stockholders’ equity	304,151			274,451			245,425

Total liabilities and stockholders’ equity	$2,886,396			$2,573,901			$2,398,430

Net interest income		$98,088			$89,246			$84,730

Net interest spread			3.51%			3.59%			3.67%

Net interest margin			3.59%			3.67%			3.75%

Notes:

●	Yields on municipal securities have been computed on a fully tax-equivalent basis using the federal income tax rate of 35%.
●	The approximate tax-equivalent adjustments to interest income were $834,000, $928,000 and $973,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. The average balance of these participation loans totaled $12,364,000, $7,621,000 and $8,910,000 for the years ended December 31, 2016, 2015 and 2014.

●

Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 35%. Loan fees, net of deferred costs, included in interest income amounted to $1,337,000, $825,000 and $790,000 in 2016, 2015 and 2014, respectively.

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

All of Bancorp’s securities are available for sale. The carrying value is summarized as follows:

	December 31
(In thousands)	2016	2015

U.S. Treasury obligations	$74,998	$80,000
Government sponsored enterprise obligations	268,090	251,893
Mortgage-backed securities – government agencies	168,843	169,628
Obligations of states and political subdivisions	57,444	63,702
Corporate equity securities	699	653
	$570,074	$565,876

Corporate equity securities consist of common stock in a publicly-traded small business investment company.

The maturity distribution and weighted average interest rates of debt securities available-for-sale at December 31, 2016 are as follows:

			After one but within		After five but within
	Within one year		five years		ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury obligations	$74,998	0.32%	$-	-	$-	-	$-	-
Government sponsored enterprise obligations	95,298	0.93	56,196	1.32%	9,606	2.03%	106,990	2.50%
Mortgage-backed securities – government agencies	-	-	5,281	2.05	46,520	1.64	117,042	2.20
Obligations of states and political subdivisions	6,728	1.63	43,442	2.14	7,274	1.74	-	-
	$177,024	0.70%	$104,919	1.70%	$63,400	1.71%	$224,032	2.34%

U.S. Treasury securities totaling $75 million consisted of short-term treasury bills, which matured in January 2017. Additionally, $25 million of the government sponsored enterprise obligations consisted of short-term discount notes, which matured in February 2017. All were purchased in the fourth quarter of 2016 as a tax reduction strategy. In this regard, Bancorp typically purchases $100 million in short term securities over each quarter end.

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. The composition of loans as of December 31 for each of the last five years follows:

(In thousands)	2016	2015	2014	2013	2012

Commercial and industrial	$736,841	$644,398	$571,754	$510,739	$426,930
Construction and development, excluding undeveloped land	192,348	134,482	95,733	99,719	85,456
Undeveloped land (1)	21,496	21,185	21,268	29,871	45,797
Real estate mortgage:
Commercial investment	538,886	436,989	448,567	405,554	399,584
Owner Occupied commercial	408,292	420,666	380,237	353,915	318,614
1-4 family residential	249,498	226,575	211,548	183,700	166,280
Home equity - first lien	55,325	50,115	43,779	40,251	39,363
Home equity - junior lien	67,519	63,066	66,268	63,403	65,790
Subtotal: Real estate mortgage	1,319,520	1,197,411	1,150,399	1,046,823	989,631
Consumer	35,170	35,531	29,396	34,198	36,780
Total Loans	$2,305,375	$2,033,007	$1,868,550	$1,721,350	$1,584,594

(1)	Undeveloped land consists of land initially acquired for development by the borrower, but for which no development has yet taken place.

Bancorp’s loan portfolio increased $272 million, or 13%, during 2016 as a result of record loan production, lower levels of prepayments and higher utilization of available lines of credit.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At December 31, 2016 and 2015, total participated portions of loans of this nature were $15.8 million and $7.2 million respectively.

The following tables detail amounts of loans at December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are commercial and industrial loans due after one year and construction, development and undeveloped land loans due after one year, classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$316,082	$261,517	$159,242	$736,841
Construction and development including undeveloped land	48,762	94,437	70,645	213,844
Real estate mortgage	182,771	647,134	489,615	1,319,520
Consumer	21,449	13,257	464	35,170

Total loans	$569,064	$1,016,345	$719,966	$2,305,375

Commercial and industrial loans due after one year	Interest sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$157,060	$104,457
Due after five years	73,979	85,263

	$231,039	$189,720

Construction and development including undeveloped land due after one year	Interest sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$24,731	$69,706
Due after five years	16,867	53,778

	$41,598	$123,484

To limit interest rate sensitivity on commercial and commercial real estate loans, whenever possible, Bancorp seeks to structure loans with maturity dates longer than five years with a rate adjustment occurring no longer than five years from origination date.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Non-accrual loans (1)	$5,295	$7,693	$5,199	$15,258	$18,360
Troubled debt restructurings (TDRs)	974	1,060	6,352	7,249	10,969
Loans past due 90 days or more and still accruing	438	176	329	437	719
Non-performing loans	6,707	8,929	11,880	22,944	30,048
Foreclosed property	5,033	4,541	5,977	5,592	7,364

Non-performing assets	$11,740	$13,470	$17,857	$28,536	$37,412

Non-performing loans as a percentage of total loans	0.29%	0.44%	0.64%	1.33%	1.90%
Non-performing assets as a percentage of total assets	0.39%	0.48%	0.70%	1.19%	1.74%
Allowance for loan loss as a percentage of non- performing loans	358%	251%	210%	124%	106%

(1) Includes TDRs previously accruing of:	$-	$400	$-	$-	$2,500

At December 31, 2016, loans accounted for as TDRs included modifications from original terms such as those due to bankruptcy proceedings, certain changes to amortization periods or extended suspension of principal payments due to customer financial difficulties. To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions rather than initiating collection, this would result in an increase in loans accounted for as TDRs. TDRs that are in non-accrual status are reported as non-accrual loans. Loans accounted for as TDRs are individually evaluated for impairment and are reported as non-performing loans. The table above includes information regarding loans reported as TDRs that moved from an accrual status to non-accrual during the periods reporting. (See (1) above)

At December 31, 2016, TDRs which have not defaulted and are still accruing interest had a total allowance allocation of $207 thousand, compared to $177 thousand at December 31, 2015. The increase was attributable to one borrower, and two cross collateralized commercial loans. The same loans experienced principal repayment of $77 thousand during the twelve months ended December 31, 2016.

No loans restructured in a troubled debt restructuring were removed from TDR reporting during 2016. The reduction in TDR balances, 2015 to 2016, is the result of principal repayment on the three loans involved. Two loans were removed from TDR reporting during 2015, one of which was originated at a market rate and had performed as required by regulatory requirements and the second of which was downgraded to nonaccrual status. No loans were removed from TDR reporting in 2014. No new loans were designated as TDRs in any of the twelve-month periods ended 2016, 2015, or 2014.

The following table sets forth the major classifications of non-accrual loans:

	December 31,
Non-accrual loans by type	2016	2015
(in thousands)

Commercial and industrial	$1,767	$3,643
Construction and development, excluding undeveloped land	538	-
Undeveloped land	474	-
Real estate mortgage - commercial investment	107	278
Real estate mortgage - owner occupied commercial	1,042	2,761
Real estate mortgage - 1-4 family residential	984	906
Home equity	383	105
Consumer	-	-
Total	$5,295	$7,693

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well secured and in the process of collection. Interest income recorded on non-accrual loans was $307 thousand, $521 thousand, and $284 thousand for 2016, 2015, and 2014, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $149 thousand, $465 thousand, and $376 thousand for 2016, 2015, and 2014, respectively.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $9.3 million, $12.2 million, and $18.1 million at December 31, 2016, 2015, and 2014, respectively. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance for loan losses.

Non-performing assets as a percentage of total assets decreased 9 basis points from 2015 to 2016, reflecting improved credit quality and asset growth. At December 31, 2016 and December 31, 2015, the carrying value of other real estate owned was $5.0 million and $4.5 million, respectively. In 2016, Bancorp recorded impairment charges on such OREO totaling $62 thousand, compared to $210 thousand in 2015 and $157 thousand in 2014.

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

Loans on the watch list require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  The watch list is also discussed in quarterly meetings with the Risk Committee of the Bank’s Board of Directors.

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

Historical net loss percentages are updated quarterly based on actual losses experienced by each loan type. The perception of risk with respect to particular loans within the portfolio will change over time as a result of characteristics and performance of those loans, overall economic and market trends, and actual and expected trends in non-performing loans. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of our loan portfolio. The expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the quantitative historical loss rate. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2016 for qualitative factors including, among other factors, local economic and business conditions, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. Based on this quantitative and qualitative analysis, provisions (credits) are made to the allowance for loan losses.  Such provisions (credits) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance for loan losses is monitored by Executive Management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall allowance methodology. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance for loan losses. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of balance sheet date, using the current model, management believes that the allowance for loan losses is adequate to absorb probable inherent losses on existing loans that may become uncollectible.

In June of 2016 FASB issued ASU 2016-13, Classification of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the asset, determined at origination of the relationship. Implementation of this standard, which is required for interim and annual reporting periods beginning after December 15, 2019, could have a significant impact on the level of the allowance, and on earnings of Bancorp. See “Provision for Loan Losses” for further discussion of the allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged (credited) to expense.

	Year ended December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Average loans	$2,159,153	$1,919,201	$1,773,011	$1,656,777	$1,563,918

Balance of allowance for loan losses at beginning of year	$22,441	$24,920	$28,522	$31,881	$29,745
Loans charged off
Commercial and industrial	1,216	4,065	661	457	4,523
Construction and development excluding undeveloped land	133	26	250	25	149
Undeveloped land	-	-	1,753	7,961	1,577
Real estate mortgage	576	693	993	2,758	3,451
Consumer	568	597	587	763	798
Total loans charged off	2,493	5,381	4,244	11,964	10,498

Recoveries of loans previously charged off
Commercial and industrial	279	98	243	569	84
Construction and development excluding undeveloped land	21	-	-	163	-
Undeveloped land	-	1,400	166	81	-
Real estate mortgage	342	155	120	584	249
Consumer	417	499	513	658	801
Total recoveries	1,059	2,152	1,042	2,055	1,134
Net loans charged off	1,434	3,229	3,202	9,909	9,364
Provision (credit) for loan losses charged (credited) to expense	3,000	750	(400)	6,550	11,500
Balance at end of year	$24,007	$22,441	$24,920	$28,522	$31,881
Ratio of net charge-offs during year to average loans	0.07%	0.17%	0.18%	0.60%	0.60%

See “Provision for Loan Losses” for discussion of the provision for loan losses and 2016 charge-offs.

The following table sets forth allocation of the allowance for loan losses to the loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31
(In thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$10,483	$8,645	$11,819	$7,644	$5,949
Construction and development, excluding undeveloped land	1,923	1,760	721	2,555	1,638
Undeveloped land	684	814	1,545	5,376	2,898
Real estate mortgage	10,573	10,875	10,541	12,604	14,288
Consumer	344	347	294	343	362
Unallocated	-	-	-	-	6,746
Total allowance for loan losses	$24,007	$22,441	$24,920	$28,522	$31,881

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

Selected ratios relating to the allowance for loan losses follow:

	Years ended December 31
	2016	2015	2014

Provision (credit) for loan losses to average loans	0.14%	0.04%	(0.02)%
Net charge-offs to average loans	0.07%	0.17%	0.18%
Allowance for loan losses to average loans	1.11%	1.17%	1.41%
Allowance for loan losses to year end loans	1.04%	1.10%	1.33%

Deposits

Average amounts of deposits in Bancorp and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31
	2016		2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$650,036	-	$558,185	-	$462,085	-
Interest bearing demand deposits	717,800	0.14%	545,158	0.11%	477,434	0.10%
Savings deposits	135,051	0.03%	119,821	0.04%	108,386	0.04%
Money market deposits	658,837	0.22%	645,215	0.20%	632,810	0.20%
Time deposits	252,170	0.57%	284,062	0.63%	330,108	0.76%

	$2,413,894		$2,152,441		$2,010,823

Maturities of time deposits of more than $250,000 at December 31, 2016, are summarized as follows:

(In thousands)	Amount

3 months or less	$6,137
Over 3 through 6 months	8,957
Over 6 through 12 months	10,909
Over 12 months	14,424
$40,427

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from certain commercial customers as part of a cash management service.  These agreements have maturities of one business day from the transaction date. Bancorp considers these a core funding since they represent excess cash balances of relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$67,595	0.21%	$64,526	0.23%	$69,559	0.24%
Average during year	62,670	0.22%	65,140	0.23%	61,748	0.23%
Maximum month end balance during year	$72,029		$82,467		$69,559

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

Bancorp’s most liquid assets are comprised of cash and due from banks, federal funds sold, and available-for-sale marketable investment securities. Federal funds sold totaled $8.3 million at December 31, 2016. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $570.1 million at December 31, 2016. The portfolio includes maturities of approximately $177.0 million over the next twelve months, including $75 million in US Treasury obligations which matured in January 2017 and $25 million of short-term securities which matured in February 2017. Combined with federal funds sold, these offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2016, total investment securities pledged for these purposes comprised 67% of the available-for-sale investment portfolio, leaving $190 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000. At December 31, 2016, such deposits totaled $2.5 billion and represented 98% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors currently maintain historically high balances. When market conditions improve, these balances will likely decrease and could put some strain on Bancorp’s liquidity position.

As of December 31, 2016, Bancorp had $498 thousand or 0.02% of total deposits, in brokered deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a potential low cost alternative to other time deposits. At December 31, 2016, the amount of available credit from the FHLB totaled $443.5 million. See Note 11 to Bancorp’s consolidated financial statements for further information regarding advances from the FHLB.  Also, Bancorp has available federal funds purchased lines with correspondent banks totaling $72 million.  Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2016 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	years	years	years

Unused loan commitments	$628,274	$352,815	$117,407	$31,534	$126,518
Standby letters of credit	15,580	11,488	4,082	10	-

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

Required payments under such commitments at December 31, 2016 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	years	years	years

Operating leases	$9,502	$1,977	$3,152	$2,152	$2,221
Defined benefit retirement plan	3,614	84	168	84	3,278
Time deposit maturities	249,802	171,827	63,533	14,442	-
Federal Home Loan Bank advances	51,075	30,000	-	2,149	18,926
Other	1,200	400	800	-	-

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2016	2015	2014

Stockholders’ equity	$313,872	$286,519	$259,895
Dividends per share	0.72	0.64	0.59
Dividend payout ratio, based on basic EPS	38.95%	37.94%	36.82%
Tier 1 risk-based capital	12.10%	12.32%	12.63%
Total risk-based capital	13.04%	13.31%	13.86%
Leverage ratio	10.54%	10.53%	10.26%

Bancorp increased its cash payout to stockholders during 2016 to an annual dividend of $0.72, up from $0.64 per share in 2015. This represents a payout ratio of 38.95% based on basic EPS and an annual yield of 1.62% based upon an annualized fourth quarter dividend rate and year-end closing stock price. Since 2008, Bancorp has had no share buyback plan.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The decrease in risk-based capital ratios from 2015 to 2016 resulted largely from growth in loans that outpaced capital growth in retained earnings. Note 23 to the consolidated financial statements provide more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. Bancorp and the Bank exceed regulatory capital ratios required to be well capitalized.  Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Management believes that as of December 31, 2016, Bancorp met the requirements to be considered well-capitalized under these rules.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and a minimum pension liability, both net of taxes. Accumulated other comprehensive loss was $1.5 million at December 31, 2016, as compared to accumulated other comprehensive income of $632 thousand at December 31, 2015. The $2.1 million decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2016 on the valuation of Bancorp’s portfolio of securities available-for-sale.

The following table presents various key financial ratios:

	Years ended December 31
	2016	2015	2014

Return on average assets	1.42%	1.44%	1.45%
Return on average stockholders’ equity	13.49%	13.55%	14.19%
Average stockholders’ equity to average assets	10.54%	10.66%	10.23%

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

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The guidance, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on significant unobservable, internally-derived inputs), is discussed in more detail in Note 20 to the consolidated financial statements.

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

Mortgage servicing rights (“MSRs”), carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2016 and 2015 there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. For impaired loans, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific allowance. At December 31, 2016 and December 31, 2015, carrying value of impaired loans was $1.4 million and $2.1 million, respectively. These measurements are classified as Level 3.

Other real estate owned, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For the purposes of the tables in Note 20, fair value for OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value, and is therefore not included in the table in Note 20. The losses represent write-downs which occurred during the period indicated. At December 31, 2016 and 2015, the carrying value of other real estate owned was $5.0 million and $4.5 million, respectively.

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

The following table reconciles Bancorp’s calculation of these measures to amounts reported under US GAAP.

	December 31,
(in thousands, except per share data)	2016	2015
Total equity	$313,872	$286,519
Less core deposit intangible	(1,405)	(1,601)
Less goodwill	(682)	(682)
Tangible common equity	$311,785	$284,236

Total assets	$3,039,481	$2,816,801
Less core deposit intangible	(1,405)	(1,601)
Less goodwill	(682)	(682)
Total tangible assets	$3,036,572	$2,814,518

Total shareholders' equity to total assets	10.33%	10.17%
Tangible common equity ratio	10.26%	10.10%

Number of outstanding shares	22,617	22,379

Book value per share	$13.88	$12.80
Tangible common equity per share	13.79	12.70

In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio which is a non-GAAP measure. Bancorp believes this ratio is important because of it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships. The following table reconciles Bancorp’s calculation of this measure to the ratio reported under US GAAP.

(amounts in thousands)	2016	2015
Non-interest expense	$81,520	$73,398

Net interest income (tax-equivalent)	98,088	89,246
Non-interest income	43,537	39,950
Total revenue	$141,625	$129,196

Efficiency ratio	57.6%	56.8%

Non-interest expense	$81,520	$73,398
Less: amortization of investments in tax credit partnerships	(4,458)	(634)
Adjusted non-interest expense	77,062	72,764

Net interest income (tax-equivalent)	98,088	89,246
Non-interest income	43,537	39,950
Total revenue	$141,625	$129,196

Adjusted efficiency ratio	54.4%	56.3%

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp has evaluated the potential impact of adoption of ASU 2014-09 and does not expect adoption to have a significant impact on Bancorp’s operations or financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp does not expect adoption to have a significant impact on Bancorp’s operations or financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. After adoption of the ASU, Bancorp will record the excess tax benefits related to stock compensation as a component of income tax expense rather than additional paid-in capital. Because, beginning in 2017, Bancorp will record the excess tax benefits related to stock compensation as a component of income tax expense rather than additional paid-in capital and because the amounts of the excess tax benefit fluctuate with stock compensation activity and Bancorp’s common stock price, there will be corresponding fluctuations in net income. Bancorp did not early adopt this standard.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This standard will likely have a significant impact on the way Bancorp recognizes credit impairment on loans. Under current US GAAP, credit impairment losses are determined using an incurred-loss model, which recognizes credit losses only when it is probable that all contractual cash flows will not be collected. The initial recognition of loss under CECL differs from current US GAAP because recognition of credit losses will not be based on any triggering event. This should generally result in credit impairment being recognized earlier and immediately after the financial asset is originated or purchased. Bancorp is evaluating existing accounting processes, internal controls, and technology capabilities to determine what changes will be needed to address the new requirements. These processes and controls will require significant judgment, collection and analysis of additional data, and use of estimates. Technology, human capital, and other resources will be upgraded or modified to capture additional data to support the accounting and disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. As noted above, Bancorp is evaluating the potential impact of adoption of ASU 2016-13.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the company.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the company.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firm and management are included below:

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income - years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income - years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015

Assets
Cash and due from banks	$39,709	$35,895
Federal funds sold and interest bearing due from banks	8,264	67,938
Cash and cash equivalents	47,973	103,833
Mortgage loans held for sale	3,213	6,800
Securities available-for-sale (amortized cost of $571,936 in 2016 and $564,391 in 2015)	570,074	565,876
Federal Home Loan Bank stock and other securities	6,347	6,347

Loans	2,305,375	2,033,007
Less allowance for loan losses	24,007	22,441
Net loans	2,281,368	2,010,566
Premises and equipment, net	42,384	39,557
Bank owned life insurance	31,867	30,996
Accrued interest receivable	6,878	6,610
Other assets	49,377	46,216

Total assets	$3,039,481	$2,816,801

Liabilities
Deposits
Non-interest bearing	$680,156	$583,768
Interest bearing	1,840,392	1,787,934
Total deposits	2,520,548	2,371,702

Securities sold under agreements to repurchase	67,595	64,526
Federal funds purchased	47,374	22,477
Accrued interest payable	144	127
Other liabilities	38,873	27,982
Federal Home Loan Bank advances	51,075	43,468

Total liabilities	2,725,609	2,530,282

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized; 22,617,098 and 14,919,351 shares issued and outstanding in 2016 and 2015, respectively	36,250	10,616
Additional paid-in capital	26,682	44,180
Retained earnings	252,439	231,091
Accumulated other comprehensive income	(1,499)	632

Total stockholders’ equity	313,872	286,519

Total liabilities and stockholders’ equity	$3,039,481	$2,816,801

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2016	2015	2014

Interest income
Loans	$91,798	$83,371	$79,884
Federal funds sold	491	263	292
Mortgage loans held for sale	237	249	174
Securities
Taxable	8,451	8,120	7,565
Tax-exempt	1,195	1,167	1,172

Total interest income	102,172	93,170	89,087

Interest expense
Deposits	3,943	3,739	4,321
Securities sold under agreements to repurchase	136	149	140
Federal funds purchased	76	25	29
Federal Home Loan Bank advances	763	939	840

Total interest expense	4,918	4,852	5,330
Net interest income	97,254	88,318	83,757

Provision (credit) for loan losses	3,000	750	(400)
Net interest income after provision for loan losses	94,254	87,568	84,157

Non-interest income
Wealth management and trust services	19,155	18,026	18,212
Service charges on deposit accounts	9,471	8,906	8,883
Bankcard transactions	5,655	4,876	4,673
Mortgage banking	3,897	3,488	2,653
Securities brokerage	2,145	1,994	2,060
Bank owned life insurance	871	889	927
Other	2,343	1,771	1,747

Total non-interest income	43,537	39,950	39,155

Non-interest expenses
Salaries and employee benefits	49,185	44,709	44,687
Net occupancy	6,279	5,912	5,963
Data processing	7,073	6,348	6,393
Furniture and equipment	1,143	1,074	1,016
FDIC insurance	1,181	1,258	1,314
(Gain) loss on other real estate owned	(409)	147	(271)
Amortization of investment in tax credit partnerships	4,458	634	1,095
Other	12,610	13,316	13,012

Total non-interest expenses	81,520	73,398	73,209

Income before income taxes	56,271	54,120	50,103
Income tax expense	15,244	16,933	15,281
Net income	$41,027	$37,187	$34,822
Net income per share, basic	$1.84	$1.68	$1.59
Net income per share, diluted	$1.80	$1.65	$1.57

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2016	2015	2014
Net income	$41,027	$37,187	$34,822
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during the period (net of tax of ($1,171), ($839), and $2,383, respectively)	(2,176)	(1,558)	4,423
Unrealized (losses) gains on hedging instruments:
Unrealized (losses) gains arising during the period (net of tax of $24, ($41), and $0, respectively)	44	(76)	-
Minimum pension liability adjustment (net of tax of $1, $61, and ($69), respectively)	1	114	(127)
Reclassification adjustment for impairment of equity security realized in income (net of tax of $0, $36, and $0, respectively)	-	67	-
Reclassification adjustment for securities losses reclassified out of other comprehensive income into loss on sale of securities available-for-sale (net of tax of $0, $0, and $3, respectively)	-	-	6

Other comprehensive (loss) income	(2,131)	(1,453)	4,302
Comprehensive income	$38,896	$35,734	$39,124

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

	For each of the years in the three year period ended December 31, 2016
					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
(In thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2013	14,609	$9,581	$33,255	$188,825	$(2,217)	$229,444
Net income	—	—	—	34,822	—	34,822
Other comprehensive income, net of tax	—	—	—	—	4,302	4,302
Stock compensation expense	—	—	2,016	—	—	2,016
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	108	359	2,426	(114)	—	2,671
Shares issued for non-vested restricted stock	40	133	1,022	(1,155)	—	—
Stock issued for share-based awards, net of withholdings to satisfy employee employee tax obligations	5	18	(112)	—	—	(94)
Cash dividends declared, $0.59 per share	—	—	—	(12,924)	—	(12,924)
Shares repurchased and cancelled	(17)	(56)	(416)	130	—	(342)

Balance December 31, 2014	14,745	$10,035	$38,191	$209,584	$2,085	$259,895
Net income	—	—	—	37,187	—	37,187
Other comprehensive loss, net of tax	—	—	—	—	(1,453)	(1,453)
Stock compensation expense	—	—	2,134	—	—	2,134
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	126	418	3,129	(220)	—	3,327
Shares issued for non-vested restricted stock	35	117	1,099	(1,216)	—	—
Stock issued for share-based awards, net of withholdings to satisfy employee employee tax obligations	18	61	(256)	(128)	—	(323)
Cash dividends declared, $0.64 per share	—	—	—	(14,248)	—	(14,248)
Shares repurchased and cancelled	(5)	(15)	(117)	132	—	—

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519
Net income	—	—	—	41,027	—	41,027
Other comprehensive loss, net of tax	—	—	—	—	(2,131)	(2,131)
Stock compensation expense	—	—	2,473	—	—	2,473
Stock issued for exercise of stock options, net of withholdings to satisfy employee tax obligations	157	521	4,623	(2,286)	—	2,858
Shares issued for non-vested restricted stock	34	114	1,204	(1,318)	—	—
Stock issued for share-based awards, net of withholdings to satisfy employee employee tax obligations	23	76	(610)	(200)	—	(734)
3 for 2 stock split	7,494	24,956	(24,956)	—	—	—
Cash dividends declared, $0.72 per share	—	—	—	(16,140)	—	(16,140)
Shares repurchased and cancelled	(10)	(33)	(232)	265	—	—

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2016	2015	2014
Operating activities
Net income	$41,027	$37,187	$34,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	3,000	750	(400)
Depreciation, amortization and accretion, net	11,142	6,902	7,413
Deferred income tax expense (benefit)	276	847	(318)
Loss on sale of securities available-for-sale	-	-	9
Impairment loss on available-for-sale securities	-	103	-
Gains on sales of mortgage loans held for sale	(2,482)	(2,167)	(1,576)
Origination of mortgage loans held for sale	(123,347)	(116,385)	(89,069)
Proceeds from sale of mortgage loans held for sale	129,416	115,499	88,655
Bank owned life insurance income	(871)	(889)	(927)
(Gain) Loss on other real estate owned	(409)	147	(271)
Loss (gain) on the disposal of premises and equipment	202	(51)	33
Recovery of impairment loss on other assets held for investment	(588)	-	-
Stock compensation expense	2,473	2,134	2,016
Excess tax benefits from share-based compensation arrangements	(1,705)	(673)	(378)
Increase in accrued interest receivable and other assets	(7,438)	(2,540)	(235)
Increase in accrued interest payable and other liabilities	12,566	2,307	112
Net cash provided by operating activities	63,262	43,171	39,886

Investing activities
Purchases of securities available-for-sale	(478,798)	(384,260)	(328,894)
Proceeds from sale of securities available-for-sale	-	5,934	7,732
Proceeds from maturities of securities available-for-sale	468,271	320,952	304,078
Net increase in loans	(275,718)	(168,832)	(156,200)
Purchases of premises and equipment	(6,327)	(3,459)	(2,525)
Proceeds from disposal of equipment	66	-	344
Proceeds from sale of other real estate owned	1,826	2,541	5,507
Proceeds from the sale of other assets held for investment	1,108	-	-
Net cash used in investing activities	(289,572)	(227,124)	(169,958)

Financing activities
Net increase in deposits	148,846	248,075	142,690
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	27,966	(29,946)	(961)
Proceeds from Federal Home Loan Bank advances	289,000	108,200	42,740
Repayments of Federal Home Loan Bank advances	(281,393)	(101,564)	(40,237)
Issuance of common stock for options and dividend reinvestment plan	2,337	3,249	2,473
Excess tax benefits from share-based compensation arrangements	1,705	673	378
Common stock repurchases	(1,918)	(918)	(616)
Cash dividends paid	(16,093)	(14,224)	(12,924)
Net cash provided by financing activities	170,450	213,545	133,543
Net (decrease) increase in cash and cash equivalents	(55,860)	29,592	3,471
Cash and cash equivalents at beginning of year	103,833	74,241	70,770
Cash and cash equivalents at end of period	$47,973	$103,833	$74,241

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include accounts of Stock Yards Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to 2016 presentation. Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

In addition to traditional commercial and personal banking activities, Bancorp has a wealth management and trust department offering a wide range of investment management, retirement planning, trust and estate administration and financial planning services. Bancorp’s primary market area is Louisville, Kentucky and surrounding communities including southern Indiana.  Other markets include Indianapolis, Indiana and Cincinnati, Ohio.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to significant change relate to determination of the allowance for loan losses, valuation of other real estate owned, and estimated income tax assets, liabilities and expense.

Cash Equivalents and Cash Flows

Cash and cash equivalents include cash and due from banks and federal funds sold as segregated in the accompanying consolidated balance sheets. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2016 as follows:

(in thousands)	Years ended December 31,
	2016	2015	2014
Cash payments:
Income tax payments	$12,860	$13,831	$13,042
Cash paid for interest	4,901	4,856	5,327
Non-cash transactions:
Transfers from loans to other real estate owned	$1,916	$1,146	$5,798

Securities

All of Bancorp’s investments are available-for-sale. Securities available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the expected life of the security. Gains or losses on sales of securities are computed on a specific identification basis.  Declines in fair value of investment securities available-for-sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security. If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in other non-interest expense in the consolidated statements of income. See Note 4 to Bancorp’s consolidated financial statements for additional information on investment securities.

Mortgage Loans Held for Sale

Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. The sales prices of all of these loans are covered by investor commitments.

Loans

Loans are stated at the unpaid principal balance plus deferred loan origination fees, net of deferred loan costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis.  Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. No interest income is recorded while a loan is on non-accrual until principal has been fully collected. Non-accrual loans may be returned to accrual status once prospects for recovering both principal and accrued interest are reasonably assured. Loans are accounted for as troubled debt restructurings (TDRs) when Bancorp, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. If a loan is restructured at a market rate for a new loan with comparable risk, no principal forgiveness has been granted, and the loan is not impaired based on the terms specified by the restructuring agreement, it shall be removed from TDR status generally after six months of performance.

Loans are classified as impaired when it is probable Bancorp will be unable to collect interest and principal according to the terms of the loan agreement. These loans are measured based on the present value of future cash flows discounted at the loans’ effective interest rate or at the estimated fair value of the loans’ collateral, if applicable. Impaired loans consist of loans in non-accrual status and loans accounted for as troubled debt restructuring.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bancorp’s allowance methodology is driven by risk ratings, historical losses, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision for loan losses. In the second quarter of 2015, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 12 quarters to 24 quarters. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of our loan portfolio. The expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the quantitative historical loss rate. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

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

Other Assets

Bank-owned life insurance (“BOLI”) is carried at net realizable value, which considers any applicable surrender charges. Also, Bancorp maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing the carrying value to fair value.

Goodwill is measured and evaluated at least annually for impairment. No impairment charges have been deemed necessary or recorded to date, as the fair value is substantially in excess of the carrying value.

Securities Sold Under Agreements to Repurchase

Bancorp enters into sales of securities under agreement to repurchase. Such repurchase agreements are considered financing agreements, and mature within one business day from the transaction date. Accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets of Bancorp.  Repurchase agreements are collateralized by debt securities which are owned and under the control of Bancorp. These agreements are used in conjunction with collateralized corporate cash management accounts.

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

Bancorp invests in certain partnerships that yield historic and low-income housing tax credits as well as tax deductible losses. The tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

Realization of deferred tax assets associated with the investment in partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year-end 2016 and 2015.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted. As of December 31, 2016 and 2015, the gross amount of unrecognized tax benefits was $40,000, details of which are included in Note 8 to these consolidated financials. If recognized, the tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions. Stock Yards Bancorp, Inc. and its wholly-owned subsidiary file consolidated income tax returns in applicable jurisdictions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, the amount accrued for the potential payment of interest and penalties was $2,000.

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

Segment Information

Bancorp provides a broad range of financial services to individuals, corporations and others through its 37 full service banking locations as of December 31, 2016.  These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and wealth management and trust activities.  Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and wealth management and trust.

Stock-Based Compensation

For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the grant-date fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Bancorp had no fair value hedging relationships at December 31, 2016 or 2015. Bancorp does not use derivatives for trading or speculative purposes. See Note 22 to the consolidated financial statements for more information regarding derivatives.

(2) Restrictions on Cash and Due from Banks

Bancorp is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $6,338,000 and $3,679,000 at December 31, 2016 and 2015, respectively, and is included in federal funds sold and interest bearing due from banks in the consolidated balance sheet.

(3) Acquisition

In 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK – Oldham County, Inc. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Bancorp recorded a core deposit intangible of $2.5 million which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable. At December 31, 2016, the unamortized core deposit intangible was $1.4 million. See Note 7 for details on the core deposit intangible.

(4) Securities

All of Bancorp’s securities are available-for-sale. The amortized cost, unrealized gains and losses, and fair value of these securities follow:

(in thousands)	Amortized	Unrealized
December 31, 2016	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$74,997	$1	$-	$74,998
Government sponsored enterprise obligations	268,784	800	1,494	268,090
Mortgage-backed securities - government agencies	170,344	735	2,236	168,843
Obligations of states and political subdivisions	57,158	682	396	57,444
Corporate equity securities	653	46	-	699

Total securities available-for-sale	$571,936	$2,264	$4,126	$570,074

(in thousands)	Amortized	Unrealized
December 31, 2015	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$79,999	$1	$-	$80,000
Government sponsored enterprise obligations	251,190	1,468	765	251,893
Mortgage-backed securities - government agencies	170,139	1,143	1,654	169,628
Obligations of states and political subdivisions	62,410	1,342	50	63,702
Corporate equity securities	653	-	-	653

Total securities available-for-sale	$564,391	$3,954	$2,469	$565,876

Corporate equity securities, included in the available-for-sale portfolio at December 31, 2016 and 2015, consisted of common stock in a publicly-traded small business investment company.

In 2016, Bancorp sold no securities. In 2015 Bancorp sold securities with total fair market value of $5.9 million, generating no gain or loss. These securities consisted of agency and mortgage-backed securities with small remaining balances. In 2014, Bancorp sold securities with total fair market value of $7.7 million, generating a net loss of $9 thousand. These securities consisted of mortgage-backed securities with small remaining balances, obligations of state and political subdivisions, and agency securities. Sales were made in the ordinary course of portfolio management. Management has the intent and ability to hold all remaining investment securities available-for-sale for the foreseeable future.

A summary of the securities available-for-sale by maturity as of December 31, 2016 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$176,860	$177,024
Due after 1 but within 5 years	99,551	99,637
Due after 5 but within 10 years	17,129	16,881
Due after 10 years	107,399	106,990
Corporate equity security	653	699
Mortgage-backed securities - government agencies	170,344	168,843

Total securities available for sale	$571,936	$570,074

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $380.4 million and $380.7 million were pledged at December 31, 2016 and 2015, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits, and cash balances for certain wealth management and trust accounts.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$154,951	$1,344	$3,485	$150	$158,436	$1,494
Mortgage-backed securities - government agencies	115,374	1,873	9,914	363	125,288	2,236
Obligations of states and political subdivisions	29,893	380	1,478	16	31,371	396

Total temporarily impaired securities	$300,218	$3,597	$14,877	$529	$315,095	$4,126

December 31, 2015
Government sponsored enterprise obligations	$102,098	$500	$8,469	$265	$110,567	$765
Mortgage-backed securities - government agencies	49,774	662	29,936	992	79,710	1,654
Obligations of states and political subdivisions	13,225	31	1,955	19	15,180	50

Total temporarily impaired securities	$165,097	$1,193	$40,360	$1,276	$205,457	$2,469

The applicable dates for determining when securities are in an unrealized loss position are December 31, 2016 and 2015. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an unrealized loss of less than 12 months” category above.

At December 31, 2015, Bancorp recorded an other-than-temporary impairment charge of $103,000, in other non-interest expense, on the corporate equity security. This security, the only equity security in available-for-sale securities, exhibited characteristics which indicated the fair value was not likely to recover to a level equal to its carrying value within a reasonable period of time. At December 31, 2016 the fair value of this security exceeded its amortized cost, resulting in an unrealized gain of $46,000.

Unrealized losses on Bancorp’s remaining investment securities portfolio have not been recognized as expense because the securities are of high credit quality, and the decline in fair values is largely due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 117 and 70 separate investment positions as of December 31, 2016 and 2015, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category consists of holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

(5) Loans

The composition of loans by primary loan portfolio class follows:

	December 31,
(in thousands)	2016	2015
Commercial and industrial	$736,841	$644,398
Construction and development, excluding undeveloped land	192,348	134,482
Undeveloped land	21,496	21,185

Real estate mortgage:
Commercial investment	538,886	436,989
Owner occupied commercial	408,292	420,666
1-4 family residential	249,498	226,575
Home equity - first lien	55,325	50,115
Home equity - junior lien	67,519	63,066

Subtotal: Real estate mortgage	1,319,520	1,197,411

Consumer	35,170	35,531

Total loans	$2,305,375	$2,033,007

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2016 and 2015, net deferred loan origination costs exceeded deferred loan origination fees, resulting in net balances of ($459) thousand and ($520) thousand respectively. The lower net balance at December 31, 2016, as compared to the same point in 2015, is primarily due to lower origination costs in some lending products as Bancorp improved efficiencies through the use of electronic products and streamlined systems.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the commercial and industrial loan (C&I) totals above, and a corresponding liability is reflected in other liabilities. At December 31, 2016 and 2015, the total participated portions of loans of this nature were $15.8 million and $7.2 million respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners and executive officers are presented in the following table.

(in thousands)	Year ended December 31,
Loans to directors and executive officers	2016	2015
Balance as of January 1	$866	$11,790
New loans	-	-
Repayment of term loans	(340)	(560)
Changes in balances of revolving lines of credit	443	562
Adjustment for Board member resignation	-	(10,926)
Balance as of December 31	$969	$866

None of the loans to directors and executive officers were past due or considered potential problem loans during 2016 or 2015.

The following tables present balances in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of December 31, 2016, 2015 and 2014.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$736,841	$192,348	$21,496	$1,319,520	$35,170	$2,305,375

Loans individually evaluated for impairment	$2,682	$538	$474	$2,516	$59	$6,269

Loans collectively evaluated for impairment	$734,139	$191,810	$21,022	$1,316,400	$35,111	$2,298,482

Loans acquired with deteriorated credit quality	$20	$-	$-	$604	$-	$624

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,775	275	(130)	(68)	148	3,000
Charge-offs	(1,216)	(133)	-	(576)	(568)	(2,493)
Recoveries	279	21	-	342	417	1,059
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007

Allowance for loans individually evaluated for impairment	$1,207	$-	$1	$-	$59	$1,267

Allowance for loans collectively evaluated for impairment	$9,276	$1,923	$683	$10,573	$285	$22,740

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2015	industrial	land	land	mortgage	Consumer	Total

Loans	$644,398	$134,482	$21,185	$1,197,411	$35,531	$2,033,007

Loans individually evaluated for impairment	$4,635	$-	$-	$4,050	$68	$8,753

Loans collectively evaluated for impairment	$639,760	$134,160	$21,185	$1,192,864	$35,463	$2,023,432

Loans acquired with deteriorated credit quality	$3	$322	$-	$497	$-	$822

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$24,920
Provision (credit)	793	1,065	(2,131)	872	151	750
Charge-offs	(4,065)	(26)	-	(693)	(597)	(5,381)
Recoveries	98	-	1,400	155	499	2,152
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441

Allowance for loans individually evaluated for impairment	$268	$-	$-	$208	$68	$544

Allowance for loans collectively evaluated for impairment	$8,377	$1,760	$814	$10,667	$279	$21,897

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2014	industrial	land	land	mortgage	Consumer	Total

Loans	$571,754	$95,733	$21,268	$1,150,399	$29,396	$1,868,550

Loans individually evaluated for impairment	$7,239	$516	$-	$3,720	$76	$11,551

Loans collectively evaluated for impairment	$564,443	$94,603	$21,268	$1,146,212	$29,311	$1,855,837

Loans acquired with deteriorated credit quality	$72	$614	$-	$467	$9	$1,162

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2013	$7,644	$2,555	$5,376	$12,604	$343	$28,522
Provision (credit)	4,593	(1,584)	(2,244)	(1,190)	25	(400)
Charge-offs	(661)	(250)	(1,753)	(993)	(587)	(4,244)
Recoveries	243	-	166	120	513	1,042
At December 31, 2014	$11,819	$721	$1,545	$10,541	$294	$24,920

Allowance for loans individually evaluated for impairment	$1,029	$15	$-	$256	$76	$1,376

Allowance for loans collectively evaluated for impairment	$10,790	$706	$1,545	$10,285	$218	$23,544

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

The considerations by Bancorp in computing its allowance for loan losses are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

Commercial and industrial loans: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from cash flows of the business. A decline in the strength of the business or a weakened economy and resultant decreased consumer and/or business spending may have a negative effect on credit quality in this loan category.

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

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is primarily dependent upon financial strength of the borrower, but can also be affected by market conditions and time to sell lots at an adequate price. Credit risk is also affected by availability of permanent financing, including to the end user, to the extent such permanent financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner-occupied residential and owner-occupied commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of both the tenants and the borrower. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected in increased vacancy rates, which in turn, will have an effect on credit quality and property values. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and securities prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired in a 2013 acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts for total loans at December 31, 2016 and 2015. Changes in the interest component of the fair value adjustment for acquired impaired loans for the years ended December 31, 2015 and 2016 are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2014	$62	$266
Accretion	(59)	(77)
Reclassifications from (to) non-accretable difference	-	-
Disposals	-	-
Balance at December 31, 2015	3	189

Accretion	(3)	(41)
Reclassifications from (to) non-accretable difference	-	-
Disposals	-	-
Balance at December 31, 2016	$0	$148

Accretion in the non-accretable discount column represents accretion recorded upon payoff of loans.

The following tables present loans individually evaluated for impairment as of December 31, 2016 and 2015.

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$322	$465	$-	$1,947
Construction and development, excluding undeveloped land	538	708	-	108
Undeveloped land	233	265	-	76

Real estate mortgage
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,356
1-4 family residential	984	985	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	383	383	-	315
Subtotal: Real estate mortgage	2,516	2,954	-	2,847

Consumer	-	-	-	18
Subtotal	$3,609	$4,392	$-	$4,996

Loans with an allowance recorded:
Commercial and industrial	$2,360	$2,835	$1,207	$1,619
Construction and development, excluding undeveloped land	-	-	-	182
Undeveloped land	241	241	1	149

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	554
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	554

Consumer	59	59	59	63
Subtotal	$2,660	$3,135	$1,267	$2,567

Total:
Commercial and industrial	$2,682	$3,300	$1,207	$3,566
Construction and development, excluding undeveloped land	538	708	-	290
Undeveloped land	474	506	1	225

Real estate mortgage	-	-	-	-
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,910
1-4 family residential	984	985	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	383	383	-	315
Subtotal: Real estate mortgage	2,516	2,954	-	3,401

Consumer	59	59	59	81
Total	$6,269	$7,527	$1,267	$7,563

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2015	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$3,119	$3,859	$-	$1,414
Construction and development, excluding undeveloped land	-	151	-	21
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	278	278	-	178
Owner occupied commercial	1,743	2,713	-	1,622
1-4 family residential	906	906	-	661
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	3,032	4,002	-	2,567

Consumer	-	-	-	3
Subtotal	$6,151	$8,012	$-	$4,005

Loans with an allowance recorded:
Commercial and industrial	$1,516	$3,087	$268	$4,612
Construction and development, excluding undeveloped land	-	-	-	368
Undeveloped land	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	92
Owner occupied commercial	1,018	1,018	208	1,266
1-4 family residential	-	-	-	188
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,018	1,018	208	1,546

Consumer	68	68	68	72
Subtotal	$2,602	$4,173	$544	$6,598

Total:
Commercial and industrial	$4,635	$6,946	$268	$6,026
Construction and development, excluding undeveloped land	-	151	-	389
Undeveloped land	-	-	-	-

Real estate mortgage	-	-	-	-
Commercial investment	278	278	-	270
Owner occupied commercial	2,761	3,731	208	2,888
1-4 family residential	906	906	-	849
Home equity - first lien	13	13	-	37
Home equity - junior lien	92	92	-	69
Subtotal: Real estate mortgage	4,050	5,020	208	4,113

Consumer	68	68	68	75
Total	$8,753	$12,185	$544	$10,603

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired.

Interest paid on impaired or non-accrual loans that was used to reduce principal was $307 thousand, $521 thousand and $284 thousand in 2016, 2015, and 2014, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $149 thousand, $465 thousand and $376 thousand in 2016, 2015 and 2014, respectively.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $438 thousand and $176 thousand at December 31, 2016 and 2015, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2016 and 2015.

	December 31,
(in thousands)	2016	2015

Commercial and industrial	$1,767	$3,643
Construction and development, excluding undeveloped land	538	-
Undeveloped land	474	-

Real estate mortgage
Commercial investment	107	278
Owner occupied commercial	1,042	2,761
1-4 family residential	984	906
Home equity - first lien	-	13
Home equity - junior lien	383	92
Subtotal: Real estate mortgage	2,516	4,050

Consumer	-	-

Total	$5,295	$7,693

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. A troubled debt restructuring (TDRs) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider. Bancorp had $974 thousand and $1.1 million of accruing loans classified as TDRs, at December 31, 2016 and 2015, respectively. In both periods this consisted of two C&I loans, to a single borrower, and one consumer loan. Bancorp did not identify and report any additional loans as TDRs during the years ended December 31, 2016, 2015 and 2014.

Loans accounted for as TDRs are individually evaluated for impairment. At December 31, 2016 loans reported as TDRs had a total allowance allocation of $207 thousand, compared to $177 thousand at December 31, 2015.

At December 31, 2016 and 2015, Bancorp had no outstanding commitments to lend additional funds to borrowers whose loans have been classified as TDRs.

The following table presents the aging of the recorded investment in loans as of December 31, 2016 and 2015.

							Recorded
(in thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
December 31, 2016	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$734,682	$84	$290	$1,785	$2,159	$736,841	$18
Construction and development, excluding undeveloped land	191,810	-	-	538	538	192,348	-
Undeveloped land	21,022	-	-	474	474	21,496	-

Real estate mortgage
Commercial investment	537,998	631	64	193	888	538,886	86
Owner occupied commercial	406,726	342	-	1,224	1,566	408,292	182
1-4 family residential	246,730	1,174	576	1,018	2,768	249,498	34
Home equity - first lien	55,027	231	21	46	298	55,325	46
Home equity - junior lien	66,911	99	126	383	608	67,519	72
Subtotal: Real estate mortgage	1,313,392	2,477	787	2,864	6,128	1,319,520	420

Consumer	34,965	28	105	72	205	35,170	-

Total	$2,295,871	$2,589	$1,182	$5,733	$9,504	$2,305,375	$438

December 31, 2015

Commercial and industrial	$640,190	$238	$327	$3,643	$4,208	$644,398	$-
Construction and development, excluding undeveloped land	134,482	-	-	-	-	134,482	-
Undeveloped land	21,185	-	-	-	-	21,185	-

Real estate mortgage
Commercial investment	436,281	290	140	278	708	436,989	-
Owner occupied commercial	417,905	-	-	2,761	2,761	420,666	-
1-4 family residential	224,252	1,147	94	1,082	2,323	226,575	176
Home equity - first lien	50,016	35	51	13	99	50,115	-
Home equity - junior lien	62,516	285	173	92	550	63,066	-
Subtotal: Real estate mortgage	1,190,970	1,757	458	4,226	6,441	1,197,411	176

Consumer	35,180	343	8	-	351	35,531	-

Total	$2,022,007	$2,338	$793	$7,869	$11,000	$2,033,007	$176

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans include all risk-rated loans other than those classified as other assets especially mentioned, substandard, and doubtful, which are defined below:

●

Other assets especially mentioned (“OAEM”): Loans classified as OAEM have a potential weakness that deserves management's close attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp's credit position at some future date.

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have well-defined weaknesses that may jeopardize repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

●

Substandard non-performing: Loans classified as substandard non-performing have deteriorated beyond the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of December 31, 2016 and 2015, internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
December 31, 2016	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$714,025	$14,266	$5,850	$2,700	$-	$736,841
Construction and development, excluding undeveloped land	191,455	-	355	538	-	192,348
Undeveloped land	21,022	-	-	474	-	21,496

Real estate mortgage
Commercial investment	538,688	-	5	193	-	538,886
Owner occupied commercial	396,997	7,960	2,111	1,224	-	408,292
1-4 family residential	247,888	-	592	1,018	-	249,498
Home equity - first lien	55,279	-	-	46	-	55,325
Home equity - junior lien	66,710	-	426	383	-	67,519
Subtotal: Real estate mortgage	1,305,562	7,960	3,134	2,864	-	1,319,520

Consumer	35,039	-	-	131	-	35,170

Total	$2,267,103	$22,226	$9,339	$6,707	$-	$2,305,375

December 31, 2015

Commercial and industrial	$612,853	$19,672	$7,238	$4,635	$-	$644,398
Construction and development, excluding undeveloped land	133,342	773	367	-	-	134,482
Undeveloped land	20,513	517	155	-	-	21,185

Real estate mortgage
Commercial investment	434,528	2,183	-	278	-	436,989
Owner occupied commercial	397,357	17,135	3,413	2,761	-	420,666
1-4 family residential	224,645	848	-	1,082	-	226,575
Home equity - first lien	50,102	-	-	13	-	50,115
Home equity - junior lien	62,924	50	-	92	-	63,066
Subtotal: Real estate mortgage	1,169,556	20,216	3,413	4,226	-	1,197,411

Consumer	35,463	-	-	68	-	35,531

Total	$1,971,727	$41,178	$11,173	$8,929	$-	$2,033,007

(6) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(in thousands)	2016	2015

Land	$7,118	$7,118
Buildings and improvements	47,398	44,959
Furniture and equipment	20,758	18,497
Construction in progress	51	377

	75,325	70,951

Accumulated depreciation and amortization	(32,941)	(31,394)

Total premises and equipment	$42,384	$39,557

Depreciation expense related to premises and equipment was $3.2 million in 2016, $3.0 million in 2015 and $2.9 million in 2014.

(7) Other Assets

A summary of major components of other assets follows:

	December 31,
(in thousands)	2016	2015

Cash surrender value of life insurance other than BOLI	$13,543	$12,473
Net deferred tax asset	12,896	12,365
Investments in tax credit related ventures	5,244	5,289
Other real estate owned and other foreclosed property	5,033	4,541
Other short term receivables	2,100	1,921
Core deposit intangible	1,405	1,601
Mortgage servicing rights (MSRs)	921	1,018
Goodwill	682	682
Investment in bank in expansion market	-	520
Other	7,553	5,806
Total	$49,377	$46,216

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at December 31, 2016 and 2015 were $2.7 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced by Bancorp were $372.2 million and $410.8 million at December 31, 2016, and 2015 respectively.

Changes in the net carrying amount of MSRs are shown in the following table.

(in thousands)	2016	2015

Balance at January 1	$1,018	$1,131
Originations	177	528
Amortization	(274)	(641)

Balance at December 31	$921	$1,018

(8) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

(In thousands)	2016	2015	2014
Current tax expense
Federal	$14,270	$15,478	$14,958
State	698	608	641
Total current tax expense	14,968	16,086	15,599

Deferred tax expense (benefit)
Federal	192	748	(385)
State	36	54	26
Total deferred tax expense (benefit)	228	802	(359)
Change in valuation allowance	48	45	41
Total income tax expense	$15,244	$16,933	$15,281

Components of income tax (benefit) expense recorded directly to stockholders' equity were as follows:

(In thousands)	2016	2015	2014
Unrealized (loss) gain on securities available for sale	$(1,171)	$(839)	$2,383
Reclassification adjustment for securities losses realized in income	-	-	3
Reclassification adjustment for securities impairment realized in income	-	36	-
Unrealized (loss) gain on derivatives	24	(41)	-
Minimum pension liability adjustment	1	61	(69)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,705)	(673)	(378)
Total income tax (benefit) expense recorded directly to stockholders' equity	$(2,851)	$(1,456)	$1,939

An analysis of the difference between the statutory and effective tax rates from operations follows:

	Year ended December 31,
	2016	2015	2014
U.S. federal income tax rate	35.0%	35.0%	35.0%
Tax credits	(9.7)	(2.5)	(3.1)
Tax credit amortization expense	2.8	0.4	-
Tax exempt interest income	(1.2)	(1.4)	(1.5)
Cash surrender value of life insurance	(0.9)	(0.8)	(1.4)
State income taxes	0.8	0.8	0.9
Other, net	0.3	(0.2)	0.6
Effective tax rate	27.1%	31.3%	30.5%

The decrease in effective tax rate from 2015 to 2016 was primarily the result of higher utilization of tax credits in 2016. Bancorp invests in certain partnerships that yield federal income tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on income. The increase in the effective tax rate from 2014 to 2015 was the result of lower nontaxable income from municipal securities.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities follows:

	December 31,
(In thousands)	2016	2015
Allowance for loan loss	$8,581	$8,029
Deferred compensation	5,589	5,730
Accrued expenses	1,360	1,515
Investments in partnerships	905	1,177
Write-downs and costs associated with other real estate owned	29	435
Loans	685	659
Other-than-temporary impairment	37	347
Other assets	185	187
Total deferred tax assets	17,371	18,079

Securities	438	1,655
Property and equipment	1,409	1,158
Loan costs	923	843
Prepayment penalty on modification of FHLB advances	-	-
Mortgage servicing rights	280	315
Leases	381	611
Core deposit intangible	502	573
Other liabilities	408	473
Total deferred tax liabilities	4,341	5,628
Valuation allowance	134	86
Net deferred tax asset	$12,896	$12,365

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2016.

Realization of deferred tax assets associated with the investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded as of December 31, 2016 and 2015.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As December 31, 2016 and 2015, the gross amount of unrecognized tax benefits, including penalties and interest, was $40 thousand. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2011.

A reconciliation of the amount of unrecognized tax benefits follows:

(In thousands)	2016	2015
Balance as of January 1	$40	$40
Increases - current year tax positions	11	11
Increases - prior year tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	(11)	(11)
Balance as of December 31	$40	$40

(9) Deposits

The composition of interest bearing deposits follows:

	December 31,
(In thousands)	2016	2015
Interest bearing demand	$768,139	$737,347
Savings	140,030	127,496
Money market	682,421	655,729
Time deposits of more than $250,000	40,427	38,988
Other time deposits	209,375	228,374

Total interest bearing deposits	$1,840,392	$1,787,934

Interest expense related to certificates of deposit and other time deposits in denominations of $250 thousand or more was $231 thousand, $313 thousand, and $437 thousand, respectively, for the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016, the scheduled maturities of time deposits were as follows (in thousands):

2017	$171,827
2018	52,522
2019	11,011
2020	10,255
2021 and thereafter	4,187
$249,802

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $30.5 million and $25.5 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, Bancorp had $449 thousand and $774 thousand, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(10) Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

Securities sold under agreements to repurchase are a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2016, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2016	2015

Average balance during the year	$62,670	$65,140
Average interest rate during the year	0.22%	0.23%
Maximum month-end balance during the year	$72,029	$82,467

(11) Advances from the Federal Home Loan Bank

Bancorp had outstanding borrowings of $51.1 million at December 31, 2016, via 14 separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $21.1 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	December 31, 2016		December 31, 2015
Year	Advance	Fixed Rate	Advance	Fixed Rate
2016	$-	-%	$30,000	0.55%
2017	30,000	0.70	-	-
2020	1,790	2.23	1,838	2.23
2021	359	2.12	429	2.12
2024	2,661	2.36	2,865	2.36
2025	6,025	2.43	6,991	2.44
2026	8,936	1.99	-	-
2028	1,304	1.48	1,345	1.48

Total	$51,075	1.30%	$43,468	1.09%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to higher cost time deposits to fund loan growth. At December 31, 2016, the amount of available credit from the FHLB totaled $443.5 million.

(12) Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2016, 2015, and 2014.

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2013	$(1,973)	$16	$(260)	$(2,217)

Other comprehensive income (loss) before reclassifications	4,423	-	(127)	4,296
Amounts reclassified from accumulated other comprehensive income	6	-	-	6
Net current period other comprehensive income (loss)	4,429	-	(127)	4,302
Balance at December 31, 2014	$2,456	$16	$(387)	$2,085

Other comprehensive (loss) income before reclassifications	(1,558)	(76)	114	(1,520)
Amounts reclassified from accumulated other comprehensive income	67	-	-	67

Net current period other comprehensive (loss) income	(1,491)	(76)	114	(1,453)
Balance at December 31, 2015	$965	$(60)	$(273)	$632

Other comprehensive (loss) income before reclassifications	(2,176)	44	1	(2,131)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive (loss) income	(2,176)	44	1	(2,131)
Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2016, 2015 and 2014.

Details about Accumulated Other				Affected line item in
Other Comprehensive	Amount reclassified from Accumulated			the Consolidated
Income (Loss) Components	Other Comprehensive Income (Loss)			Statements of Income

	For the years ended December 31,
(in thousands)	2016	2015	2014
Unrealized gains (losses) on securities available-for-sale:
Realized loss on sale of available-for-sale securities	$-	$-	$(9)	Loss on sale of securities
OTTI impairment of equity security	-	(103)	-	Other non-interest expense
Effect of income taxes	-	36	3	Income tax expense
Reclassifications, net of income taxes	$-	$(67)	$(6)

(13) Preferred Stock and Common Stock

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

(14) Stock Split

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

(15) Net Income per Share and Common Stock Dividends

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

(In thousands, except per share data)	2016	2015	2014

Net income, basic and diluted	$41,027	$37,187	$34,822

Average shares outstanding, basic	22,356	22,088	21,839
Effect of dilutive securities	436	371	305

Average shares outstanding including dilutive securities	22,792	22,459	22,144

Net income per share, basic	$1.84	$1.68	$1.59

Net income per share, diluted	$1.80	$1.65	$1.57

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2016, 2015, and 2014 were $1.9 million, $1.8 million, and $1.7 million, respectively, and are recorded within salaries and employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2016 and 2015, the KSOP held 567,000 and 433,400 shares of Bancorp stock, respectively.

In addition Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $293 thousand, $171 thousand, and $228 thousand in 2016, 2015 and 2014 respectively. At December 31, 2016 and 2015, the amounts included in other liabilities in the consolidated financial statements for this plan were $5.6 million and $4.9 million, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

Bancorp sponsors an unfunded non-qualified defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or the benefits to participants. Benefits vest based on 25 years of service. The former officer and one current officer are fully vested, and one current officer will be fully vested in 2017. Bancorp uses a December 31 measurement date for this plan. At December 31, 2016 and 2015 both, accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.1million. Discount rates of 4.10% and 4.28% were used in 2016 and 2015, respectively, in determining the actuarial present value of the projected benefit obligation. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the ultimate beneficiary, on certain current and former executives. Income from these policies helps offset the cost of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2016 and 2015.

Information about the components of the net periodic benefit cost of the defined benefit plan, recorded in salaries and employee benefits, is as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014

Components of net periodic benefit cost:
Service cost	$-	$-	$-
Interest cost	87	83	90
Expected return on plan assets	-	-	-
Amortization of prior service cost	-	-	-
Amortization of net losses	47	59	36

Net periodic benefit cost	$134	$142	$126

Benefits expected to be paid in each year from 2017 to 2020 and beyond are listed in the table below.

(In thousands)	Benefits
2017	$84
2018	84
2019	84
2020	84
Beyond 2020	3,278

Total future payments	$3,614

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2016. There are no obligations for other post-retirement and post-employment benefits.

(17) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of December 31, 2016, there were 407,781 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015; however, options and SARs granted under this plan expire as late as 2025.

Options, which have not been granted since 2007, generally had a vesting schedule of 20% per year. Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year. Options and SARs expire ten years after the grant date unless forfeited due to employment termination.

Restricted shares granted to officers vest over five years. All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of restricted shares is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) vest based upon service, a single three-year performance period, and are based upon certain three-year performance criterion which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Beginning in 2015, grants require a one year post-vesting holding periods and the fair value of such grants incorporates a liquidity discount of 4.50% related to the holding period.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs is estimated based on fair value of underlying shares on the date of grant.

Bancorp has recognized stock-based compensation expense for SARs, PSUs, and RSUs, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

(in thousands)
	2016	2015	2014
Stock-based compensation expense before income taxes	$2,473	$2,134	$2,016
Less: deferred tax benefit	(866)	(747)	(706)
Reduction of net income	$1,607	$1,387	$1,310

As of December 31, 2016 Bancorp has $3.9 million of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest. Bancorp received cash of $2.3 million, $3.3 million and $2.5 million from the exercise of options during 2016, 2015 and 2014, respectively.

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

Assumptions	2016	2015	2014

Dividend yield	2.94%	2.97%	2.94%
Expected volatility	19.31%	22.81%	23.66%
Risk free interest rate	1.70%	1.91%	2.22%
Expected life of SARs (years)	7.3	7.5	7.0

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

A summary of stock option and SARs activity and related information for the years ended December 31, 2015 and 2016 follows.

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2014
Vested and exercisable	786	$14.02	-	17.89	$15.89	$4,981	$3.57	3.5
Unvested	291	14.02	-	19.44	16.55	1,650	3.05	7.7
Total outstanding	1,077	14.02	-	19.44	16.07	6,631	3.43	4.6

Activity during 2015
SARs granted	75	34.43	-	36.83	22.99	167	3.97
Exercised	(230)	21.03	-	26.83	16.27	1,970	3.85
Forfeited	-			-	-	-	-

At December 31, 2015
Vested and exercisable	656	14.02	-	19.44	15.75	6,191	3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Activity during 2016
SARs granted	88	25.76	-	33.08	25.84	1,866	3.56
Exercised	(272)	14.02	-	17.89	16.38	4,155	3.73
Forfeited	(3)	14.02	-	15.84	15.18	60	2.94

At December 31, 2016
Vested and exercisable	475	14.02	-	24.56	15.72	14,820	3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Vested year-to-date	92	$15.24	-	24.56	$17.46	$2,726	$3.14

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The aggregate intrinsic value of stock options and SARs exercised in 2016, 2015 and 2014 was $4.2 million, $2.0 million and $1.1 million, respectively. The aggregate intrinsic value of stock options and SARs exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of SARs granted in 2016, 2015 and 2014 were $3.56, $5.95 and $5.37, respectively.

Options and SARs outstanding, stated in thousands, at December 31, 2016 were as follows:

Expiration	Number of options and SARs outstanding	Options and SARs exercisable	Weighted average exercise price of options and SARs outstanding
2017	4	4	$17.89
2018	43	43	15.58
2019	53	53	14.76
2020	79	79	14.02
2021	84	84	15.85
2022	134	107	15.25
2023	80	52	15.26
2024	94	38	19.37
2025	76	15	22.99
2026	88	-	25.84
	735	475	$17.78

A summary of Bancorp granted shares of restricted common stock, for the three year period ending December 31, 2016, follows.

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2013	186,834	$15.18
Shares awarded	59,595	19.41
Restrictions lapsed and shares released to employees/directors	(67,086)	15.13
Shares forfeited	(8,204)	15.85
Unvested at December 31, 2014	171,139	$16.63
Shares awarded	52,898	22.99
Restrictions lapsed and shares released to employees/directors	(61,205)	15.89
Shares forfeited	(6,974)	18.97
Unvested at December 31, 2015	155,858	$18.98
Shares awarded	51,122	25.78
Restrictions lapsed and shares released to employees/directors	(49,265)	17.98
Shares forfeited	(12,480)	20.69
Unvested at December 31, 2016	145,235	$21.57

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

		Fair
	Vesting	value at	Expected
Grant	period	grant	shares to
year	in years	date	be awarded
2014	3	$17.61	50,025
2015	3	20.02	51,910
2016	3	22.61	38,037

In the first quarter of 2016, Bancorp awarded 8,144 RSUs to directors of Bancorp with a grant date fair value of $200 thousand. In the second quarter of 2016, 1,018 RSUs were cancelled in conjunction with the death of a director, leaving 7,126 RSUs outstanding with a grant date fair value of $175 thousand.

Bancorp has no equity compensation plans which have not been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all the Bancorp’s equity compensation plans as of December 31, 2016.

Plan category (shares in thousands)	Number of shares to be issued upon exercise	Weighted average exercise price	Shares available for future issuance (a)

Equity compensation plans approved by security holders:
Stock options	4	$17.89	408
Stock appreciation rights (SARs)	(b)	(b)	(a)
Restricted common stock	145	N/A	(a)
Performance stock units	(c)	N/A	(a)
Restricted stock units	7	N/A	(a)
Total shares	156		408

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units

(b)	At December 31, 2016, approximately 731,000 SARs were outstanding at a weighted average grant price of $17.78. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)	The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 193,000 shares. As of December 31, 2016, the expected shares to be awarded are 139,972.

(18) Dividend

Bancorp’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2016, the Bank may pay an amount equal to $50.5 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2016, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $628.3 million including standby letters of credit of $15.6 million represent normal banking transactions. Commitments to extend credit were $636.9 million, including letters of credit of $12.8 million, as of December 31, 2015. Commitments to extend credit are agreements to lend to a customer contingent upon the availability of collateral and no existing violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2016, Bancorp accrued $350 thousand in other liabilities for unfunded credit commitments.

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

Year	Total amount
2017	$1,977,000
2018	1,692,000
2019	1,460,000
2020	1,155,000
2021	997,000
Thereafter	2,221,000
Total	$9,502,000

Rent expense, net of sublease income, was $1.8 million in 2016, $1.7 million in 2015, and $1.8 million in 2014.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from 1 to 19 months. If an event of default on all contracts had occurred at December 31, 2016, Bancorp would have been required to make payments of approximately $1.9 million. The maximum amount payable under those contracts was $1.9 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of December 31, 2016, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(20) Assets and Liabilities Measured and Reported at Fair Value

Bancorp follows provisions of authoritative guidance for fair value measurements. This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. The guidance also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The guidance also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon markets in which the assets and liabilities trade and reliability of assumptions used to determine fair value.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2016.

Below are carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at December 31, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$74,998	$74,998	$-	$-
Government sponsored enterprise obligations	268,090	-	268,090	-
Mortgage-backed securities - government agencies	168,843	-	168,843	-
Obligations of states and political subdivisions	57,444	-	57,444	-
Corporate equity securities	699	699	-	-

Total investment securities available-for-sale	570,074	75,697	494,377	-

Interest rate swaps	178	-	178	-

Total assets	$570,252	$75,697	$494,555	$-

Liabilities

Interest rate swaps	$203	$-	$203	$-

(in thousands)	Fair value at December 31, 2015
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$80,000	$80,000	$-	$-
Government sponsored enterprise obligations	251,893	-	251,893	-
Mortgage-backed securities - government agencies	169,628	-	169,628	-
Obligations of states and political subdivisions	63,702	-	63,702	-
Corporate equity securities	653	653	-	-

Total investment securities available-for-sale	565,876	80,653	485,223	-

Interest rate swaps	461	-	461	-

Total assets	$566,337	$80,653	$485,684	$-

Liabilities

Interest rate swaps	$554	$-	$554	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2016 or 2015.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2016 and 2015 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, MSRs are not included in either table below for December 31, 2016 or 2015. See Note 7 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of December 31, 2016, total impaired loans with a valuation allowance were $2.7 million, and the specific allowance totaled $1.3 million, resulting in a fair value of $1.4 million, compared to total impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $544 thousand, resulting in a fair value of $2.1 million at December 31, 2015. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At December 31, 2016 and 2015, carrying value of all other real estate owned was $5.0 million and $4.5 million, respectively.

Below are carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$1,393	$-	$-	$1,393	$(1,099)
Other real estate owned	4,488	-	-	4,488	(62)

Total	$5,881	$-	$-	$5,881	$(1,161)

(in thousands)	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$2,058	$-	$-	$2,058	$(208)
Other real estate owned	3,782	-	-	3,782	(2)

Total	$5,840	$-	$-	$5,840	$(210)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the years ended December 31, 2016, 2015 and 2014, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Carrying	Valuation	unobservable	average of
(Dollars in thousands)	amount	technique	input	input
Impaired loans - collateral dependent	$1,393	Appraisal	Appraisal discounts (%)	12.9%
Other real estate owned	4,488	Appraisal	Appraisal discounts (%)	19.0%

(21) Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
December 31, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$47,973	$47,973	$47,973	$-	$-
Mortgage loans held for sale	3,213	3,481	-	3,481	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,281,368	2,284,569	-	-	2,284,569
Accrued interest receivable	6,878	6,878	6,878	-	-

Financial liabilities
Deposits	2,520,548	2,519,725	-	-	$2,519,725
Short-term borrowings	114,969	114,969	-	114,969	-
FHLB Advances	51,075	50,806	-	50,806	-
Accrued interest payable	144	144	144	-	-

December 31, 2015

Financial assets
Cash and short-term investments	$103,833	$103,833	$103,833	$-	$-
Mortgage loans held for sale	6,800	7,112	-	7,112	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,010,566	2,021,776	-	-	2,021,776
Accrued interest receivable	6,610	6,610	6,610	-	-

Financial liabilities
Deposits	2,371,702	2,371,300	-	-	2,371,300
Short-term borrowings	87,003	87,003	-	87,003	-
FHLB Advances	43,468	43,647	-	43,647	-
Accrued interest payable	127	127	127	-	-

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

(22) Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to changing interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved and reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for 2016 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, limits, collateral, and monitoring procedures, and does not expect any counterparties to fail their obligations.

At December 31, 2016 and 2015, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Notional amount	$43,986	$10,788	$43,986	$10,788
Weighted average maturity (years)	9.9	6.9	9.9	6.9
Fair value	$(178)	$(461)	$178	$461

In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and ends December 6, 2021. In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matures December 6, 2020. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of December 31, 2016 and 2015.

(dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	December 31, 2016	December 31, 2015
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$16	$8
20,000	12/6/2020	US 3 Month LIBOR	1.79	9	(101)
$30,000			1.43%	$25	$(93)

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (“Basel III”) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. For December 31, 2015, forward, ratios were calculated using the new Basel III rules. For Bancorp, key differences under Basel III include risk weighting for loan commitments under one year and higher risk weighting for certain commercial real estate and construction loans. These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios. Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2016 and 2015.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of December 31, 2016 and 2015 follows:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$338,525	13.04%	$207,684	8.00%	NA	NA
Bank	325,630	12.57	207,243	8.00	$259,053	10.00

Common Equity Tier 1 risk-based capital (2)
Consolidated	314,147	12.10	116,832	4.50	NA	NA
Bank	301,252	11.63	116,564	4.50	155,418	6.00

Tier 1 risk-based capital (1)
Consolidated	314,147	12.10	155,775	6.00	NA	NA
Bank	301,252	11.63	155,418	6.00	155,418	6.00

Leverage (3)
Consolidated	314,147	10.54	119,221	4.00	NA	NA
Bank	301,252	10.11	119,190	4.00	148,987	5.00

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$307,666	13.31%	$184,923	8.00%	NA	NA
Bank	298,129	12.91	184,743	8.00	$230,929	10.00

Common Equity Tier 1 risk-based capital (2)
Consolidated	284,793	12.32	104,023	4.50	NA	NA
Bank	275,256	11.92	103,914	4.50	138,552	6.00

Tier 1 risk-based capital (1)
Consolidated	284,793	12.32	138,698	6.00	NA	NA
Bank	275,256	11.92	138,552	6.00	138,552	6.00

Leverage (3)
Consolidated	284,793	10.53	108,183	4.00	NA	NA
Bank	275,256	10.19	108,049	4.00	135,062	5.00

Ratio is computed in relation to risk-weighted assets.

(1)	Ratio became effective January 2015.
(2)	Ratio is computed in relation to average assets.
NA – Not applicable. Regulatory framework does not define well capitalized for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2016	2015

Assets
Cash on deposit with subsidiary bank	$6,972	$5,722
Investment in and receivable from subsidiaries	300,977	276,981
Other assets	6,005	3,840
Total assets	$313,954	$286,543
Liabilities and stockholders' equity
Other liabilities	$82	$24
Total stockholders’ equity	313,872	286,519
Total liabilities and stockholders’ equity	$313,954	$286,543

Condensed Statements of Income
	Years ended December 31,
(in thousands)	2016	2015	2014

Income - dividends and interest from subsidiaries	$16,147	$14,244	$3,300
Other income	1	15	183
Expenses	2,235	2,511	2,472
Income before income taxes and equity in undistributed net income of subsidiary	13,913	11,748	1,011
Income tax benefit	(987)	(1,016)	(1,018)
Income before equity in undistributed net income of subsidiary	14,900	12,764	2,029
Equity in undistributed net income of subsidiary	26,127	24,423	32,793
Net income	$41,027	$37,187	$34,822

Condensed Statements of Cash Flows
	Years ended December 31
(in thousands)	2016	2015	2014

Operating activities
Net income	$41,027	$37,187	$34,822
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(26,127)	(24,423)	(32,793)
(Increase) decrease in receivable from subsidiaries	-	(842)	2,514
Stock compensation expense	2,473	2,134	2,016
Excess tax benefits from share- based compensation arrangements	(1,705)	(673)	(378)
Recover of impairment loss on other assets held for investment	(588)	-	-
Depreciation, amortization and accretion, net	10	11	45
Decrease (increase) in other assets	(990)	531	(179)
Increase in other liabilities	11	91	115
Net cash provided by operating activities	14,111	14,016	6,162

Investing activities
Proceeds from sale of other assets held for investment	1,108	-	-

Net cash provided by investing activities	1,108	-	-

Financing activities
Proceeds from stock options	2,337	3,249	2,473
Excess tax benefit from share-based compensation arrangements	1,705	673	378
Common stock repurchases	(1,918)	(918)	(616)
Cash dividends paid	(16,093)	(14,224)	(12,924)

Net cash used in financing activities	(13,969)	(11,220)	(10,689)

Net increase (decrease) in cash	1,250	2,796	(4,527)
Cash at beginning of year	5,722	2,926	7,453

Cash at end of year	$6,972	$5,722	$2,926

(25) Segments

Bancorp’s principal activities include commercial banking and wealth management and trust (WM&T). Commercial banking provides a full range of loan and deposit products to individual consumers and businesses, plus origination of consumer mortgages and securities brokerage activity. WM&T provides investment management, trust and estate administration, and retirement plan services.

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

Principally, all of the net assets of Stock Yards Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to a bank acquisition in 1996 which has been assigned to the commercial banking segment. Assets assigned to WM&T consist of premises and equipment, net of accumulated depreciation.

Selected financial information by business segment follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total
Year ended December 31, 2016
Net interest income	$96,986	$268	$97,254
Provision for loan losses	3,000	-	3,000
Investment management and trust services	-	19,155	19,155
All other non-interest income	24,382	-	24,382
Non-interest expense	70,230	11,290	81,520
Income before income taxes	48,138	8,133	56,271
Income tax expense	12,340	2,904	15,244
Net income	$35,798	$5,229	$41,027
Segment assets	$3,037,394	$2,087	$3,039,481

Year ended December 31, 2015
Net interest income	$88,124	$194	$88,318
Credit for loan losses	750	-	750
Investment management and trust services	-	18,026	18,026
All other non-interest income	21,924	-	21,924
Non-interest expense	62,748	10,650	73,398
Income before income taxes	46,550	7,570	54,120
Income tax expense	14,238	2,695	16,933
Net income	$32,312	$4,875	$37,187
Segment assets	$2,816,373	$428	$2,816,801

Year ended December 31, 2014
Net interest income	$83,570	$187	$83,757
Provision for loan losses	(400)	-	(400)
Investment management and trust services	-	18,212	18,212
All other non-interest income	20,913	30	20,943
Non-interest expense	62,523	10,686	73,209
Income before income taxes	42,360	7,743	50,103
Income tax expense	12,527	2,754	15,281
Net income	$29,833	$4,989	$34,822
Segment assets	$2,563,664	$204	$2,563,868

(26) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results (unaudited) for 2016, 2015 and 2014:

	2016
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$26,368	$25,942	$25,162	$24,700
Interest expense	1,293	1,182	1,212	1,231
Net interest income	25,075	24,760	23,950	23,469
Provision for loan losses	500	1,250	750	500
Net interest income after provision	24,575	23,510	23,200	22,969
Non-interest income	11,319	11,358	10,778	10,082
Non-interest expenses	21,269	20,518	20,193	19,540
Income before income taxes	14,625	14,350	13,785	13,511
Income tax expense	4,009	3,883	3,676	3,676
Net income	$10,616	$10,467	$10,109	$9,835

Basic earnings per share	$0.47	$0.47	$0.45	$0.44
Diluted earnings per share	0.46	0.46	0.45	0.44

	2015
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$24,039	$23,284	$23,000	$22,847
Interest expense	1,217	1,203	1,199	1,233
Net interest income	22,822	22,081	21,801	21,614
(Credit) provision for loan losses	750	-	-	-
Net interest income after provision	22,072	22,081	21,801	21,614
Non-interest income	10,073	9,985	10,219	9,673
Non-interest expenses	18,322	18,430	18,867	17,779
Income before income taxes	13,823	13,636	13,153	13,508
Income tax expense	4,177	4,352	4,151	4,253
Net income	$9,646	$9,284	$9,002	$9,255

Basic earnings per share	$0.43	$0.42	$0.41	$0.42
Diluted earnings per share	0.43	0.41	0.40	0.42

	2014
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$22,778	$22,692	$22,013	$21,604
Interest expense	1,267	1,329	1,358	1,376
Net interest income	21,511	21,363	20,655	20,228
Provision for loan losses	-	(2,100)	1,350	350
Net interest income after provision	21,511	23,463	19,305	19,878
Non-interest income	9,773	9,850	10,057	9,475
Non-interest expenses	19,255	18,709	17,701	17,544
Income before income taxes	12,029	14,604	11,661	11,809
Income tax expense	3,307	4,715	3,627	3,632
Net income	$8,722	$9,889	$8,034	$8,177

Basic earnings per share	$0.40	$0.45	$0.37	$0.37
Diluted earnings per share	0.39	0.45	0.37	0.37

Note:  The sum of earnings per share of each of the quarters in 2016, 2015 and 2014 may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stock Yards Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stock Yards Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky

March 13, 2017

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

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2016.  The report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Details of this adverse opinion, and management’s response are detailed in “Management’s Report on Internal Control Over Financial Reporting” presented in this report.

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

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Based on their evaluation of Bancorp’s disclosure controls and procedures, the Chief Executive and Chief Financial Officers have concluded that, because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2016 in ensuring that the information required to be disclosed by Bancorp in the reports that Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were not operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2016 management identified a material weakness in internal control related to the operating effectiveness of the Company’s control over the assessment of the appropriateness of loan grades used in the allowance for loan losses estimate, including the completeness and accuracy of the information used to assess the loan grades. This material weakness in internal controls occurred due to the control operator not consistently executing the loan grade review control, as designed, including the use of complete and accurate information. No restatement of prior period financial statements, no change in previously issued financial results, and no adjustments to the fourth quarter 2016 allowance for loan losses calculation were required as a result of this material weakness in internal control, however, a reasonable possibility exists that material misstatements in Bancorp’s financial statements would not be prevented or detected on a timely basis.

Management is taking steps to remediate this material weakness by evaluating the Company’s policies and procedures for and resources allocated to the review control over the assessment of loan grades. As of December 31, 2016, based on management’s assessment, the Company’s internal control over financial reporting was not effective due to this matter.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2016.  Their report expressed an adverse opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Controls over Financial Reporting

Except for the foregoing, there was no change in the Company’s internal control over financial reporting in the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

We have audited Stock Yards Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the operating effectiveness of the Company’s control over the assessment of the appropriateness of loan grades used in the allowance for loan losses estimate, including the completeness and accuracy of the information used to assess the loan grades, has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stock Yards Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 13, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to remedial actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

(signed) KPMG LLP

Louisville, Kentucky

March 13, 2017

Item 9B. Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of directors of Bancorp follows:

J. McCauley Brown – Retired Vice President, Brown-Forman Corporation;

Charles R. Edinger, III – President, J. Edinger & Son., Inc.;

David P. Heintzman – Chairman and Chief Executive Officer, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Donna Heitzman – Retired portfolio manager, KKR Prisma Capital;

Carl G. Herde – Vice President/Finance, Kentucky Hospital Association;

James A. Hillebrand –President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter – President, Catholic Education Foundation of Louisville;

Richard Northern – Partner, Wyatt, Tarrant & Combs LLP;

Stephen M. Priebe – President, Hall Contracting of Kentucky;

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.      The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Income - years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income - years ended December 31, 2016, 2015 and 2014 Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - years ended December 31, 2016, 2015 and 2014
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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
10.33*	S.Y. Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.34*	Form of Performance-Vested Stock Units (PSU’s) Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.35*	Form of Stock Appreciation Rights (SARS) Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiary of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2016

Annual Report on Form 10-K, filed on March 13, 2017, formatted in eXtensible

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

March 13, 2017	STOCK YARDS BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Heintzman	Chairman, Chief Executive Officer and Director	March 13, 2017
David P. Heintzman	(principal executive officer)

/s/ James A. Hillebrand	President and Director	March 13, 2017
James A. Hillebrand

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	March 13, 2017
Nancy B. Davis	Officer (principal financial and accounting officer)

/s/ J. McCauley Brown	Director	March 13, 2017
J. McCauley Brown

/s/ Charles R. Edinger, III	Director	March 13, 2017
Charles R. Edinger, III

/s/ Donna L. Heitzman	Director	March 13, 2017
Donna L. Heitzman

/s/ Carl G. Herde	Director	March 13, 2017
Carl G. Herde

/s/ Richard A. Lechleiter	Director	March 13, 2017
Richard A. Lechleiter

/s/ Richard Northern	Director	March 13, 2017
Richard Northern

/s/ Stephen M. Priebe	Director	March 13, 2017
Stephen M. Priebe

/s/ Norman Tasman	Director	March 13, 2017
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	March 13, 2017
Kathy C. Thompson

Index to Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger by and among THE BANCorp, Inc., S.Y. Bancorp, Inc. and Sanders Merger Sub, Inc. on December 19, 2012. Exhibit 2.1 to Form 8-K filed December 19, 2012, is incorporated by reference herein.
2.2	First Amendment to Agreement and Plan of Merger dated as of February 26, 2013 by and among S.Y. Bancorp, Inc., Sanders Merger Sub, LLC, and THE BANCorp, Inc. Exhibit 2.2 to form S-4 (File No. 333-186930) filed February 27, 2013, is incorporated by reference herein.
3.1	Second Amended and Restated Articles of Incorporation of S.Y. Bancorp, Inc., filed with the Secretary of State of Kentucky on April 25, 2013. Exhibit 3.1 to Form 8-K filed April 25, 2013, is incorporated by reference herein.
3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation to change the name of the company to Stock Yards Bancorp, Inc., filed with the Secretary of State of Kentucky on April 23, 2014. Exhibit 3.1 to Form 8-K filed April 23, 2014, is incorporated by reference herein.
3.3	Articles of Amendment to the Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock and adopt majority voting in uncontested director elections, filed with the Secretary of State of Kentucky on April 23, 2015. Exhibit 3.1 to Form 8-K filed April 27, 2015, is incorporated by reference herein.
3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.2 to Form 8-K filed April 27, 2015, is incorporated by reference herein.

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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A, on March 19, 2015, is incorporated by reference herein.
10.33*	S.Y. Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.34*	Form of Performance-Vested Stock Units (PSU’s) Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.35*	Form of Stock Appreciation Rights (SARS) Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.

14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiary of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2016

Annual Report on Form 10-K, filed on March 13, 2017, formatted in eXtensible

Business Reporting Language (XBRL):

(1)Consolidated Balance Sheets

(2)Consolidated Statements of Income

(3)Consolidated Statements of Comprehensive Income

(4)Consolidated Statements of Changes in Stockholders’ Equity

(5)Consolidated Statements of Cash Flows

(6)Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.