Form 10-Q
period 2017-03-31
Stock Yards Bancorp, Inc.
filed 2017-05-05
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Yes     ☑           No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☑               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting Company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 24, 2017 was 22,660,284

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

Index

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank Owned Life Insurance
BP	Basis Point = 1/100th of one percent
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GNMA	Government National Mortgage Association
WM&T	Wealth management and trust
LIBOR	London Interbank Offered Rate
MSR	Mortgage Servicing Right
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PSU	Performance Stock Unit
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
US GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2017 (unaudited) and December 31, 2016

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets

Cash and due from banks	$43,583	$39,709
Federal funds sold and interest bearing deposits	45,898	8,264
Cash and cash equivalents	89,481	47,973
Mortgage loans held for sale	3,884	3,213
Securities available-for-sale (amortized cost of $556,947 in 2017 and $571,936 in 2016)	556,144	570,074
Federal Home Loan Bank stock and other securities	6,347	6,347
Loans	2,272,778	2,305,375
Less allowance for loan losses	24,481	24,007
Net loans	2,248,297	2,281,368
Premises and equipment, net	41,825	42,384
Bank owned life insurance	32,071	31,867
Accrued interest receivable	7,461	6,878
Other assets	47,833	49,377
Total assets	$3,033,343	$3,039,481
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$686,535	$680,156
Interest bearing	1,857,720	1,840,392
Total deposits	2,544,255	2,520,548
Securities sold under agreements to repurchase	65,701	67,595
Federal funds purchased and other short-term borrowing	10,975	47,374
Federal Home Loan Bank advances	50,755	51,075
Accrued interest payable	156	144
Other liabilities	41,814	38,873
Total liabilities	2,713,656	2,725,609
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,660,774 and 22,617,098 shares in 2017 and 2016, respectively	36,395	36,250
Additional paid-in capital	29,002	26,682
Retained earnings	255,015	252,439
Accumulated other comprehensive loss	(725)	(1,499)
Total stockholders’ equity	319,687	313,872
Total liabilities and stockholders’ equity	$3,033,343	$3,039,481

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the three months ended March 31, 2017 and 2016

(In thousands, except per share data)

	March 31,

	2017	2016
Interest income:
Loans	$24,060	$21,993
Federal funds sold and interest bearing deposits	134	189
Mortgage loans held for sale	44	60
Securities – taxable	2,114	2,155
Securities – tax-exempt	281	303
Total interest income	26,633	24,700
Interest expense:
Deposits	1,163	996
Federal funds purchased and other short-term borrowing	19	15
Securities sold under agreements to repurchase	35	33
Federal Home Loan Bank advances	232	187
Total interest expense	1,449	1,231
Net interest income	25,184	23,469
Provision for loan losses	900	500
Net interest income after provision for loan losses	24,284	22,969
Non-interest income:
Wealth management and trust services	5,094	4,612
Service charges on deposit accounts	2,407	2,146
Bankcard transactions	1,406	1,310
Mortgage banking	702	794
Securities brokerage	539	443
Bank owned life insurance	204	221
Other	445	556
Total non-interest income	10,797	10,082
Non-interest expenses:
Salaries and employee benefits	13,412	12,195
Net occupancy	1,630	1,524
Data processing	1,868	1,544
Furniture and equipment	277	285
FDIC insurance	230	328
Amortization of investments in tax credit partnerships	616	1,015
Other	3,115	2,649
Total non-interest expenses	21,148	19,540
Income before income taxes	13,933	13,511
Income tax expense	3,142	3,676
Net income	$10,791	$9,835
Net income per share:
Basic	$0.48	$0.44
Diluted	$0.47	$0.44
Average common shares:
Basic	22,492	22,254
Diluted	23,002	22,592

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2017 and 2016

(In thousands)

	Three months ended
	March 31,
	2017	2016
Net income	$10,791	$9,835
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period (net of tax of $370 and $1,968, respectively)	689	3,653
Unrealized gains (losses) on hedging instruments:
Unrealized gains (losses) arising during the period (net of tax of $47 and ($183), respectively)	85	(339)
Other comprehensive income, net of tax	774	3,314
Comprehensive income	$11,565	$13,149

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2017 and 2016

(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2015	22,379	$35,456	$19,340	$231,091	$632	$286,519
Net income	—	—	—	9,835	—	9,835

Other comprehensive income, net of tax	—	—	—	—	3,314	3,314

Stock compensation expense	—	—	513	—	—	513

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	105	349	1,029	(1,499)	—	(121)

Cash dividends, $0.17 per share	—	—	—	(3,737)	—	(3,737)

Shares cancelled	(6)	(20)	(99)	119	—	—

Balance March 31, 2016	22,478	$35,785	$20,783	$235,809	$3,946	$296,323

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872
Net income	—	—	—	10,791	—	10,791

Other comprehensive income, net of tax	—	—	—	—	774	774

Stock compensation expense	—	—	660	—	—	660

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	47	155	1,716	(3,976)	—	(2,105)

Cash dividends, $0.19 per share	—	—	—	(4,305)	—	(4,305)

Shares cancelled	(3)	(10)	(56)	66	—	—

Balance March 31, 2017	22,661	$36,395	$29,002	$255,015	$(725)	$319,687

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

(In thousands)

	2017	2016
Operating activities:
Net income	$10,791	$9,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	500
Depreciation, amortization and accretion, net	2,280	2,662
Deferred income tax provision	25	1,179
Gain on sales of mortgage loans held for sale	(406)	(462)
Origination of mortgage loans held for sale	(20,839)	(20,788)
Proceeds from sale of mortgage loans held for sale	20,574	24,066
Bank owned life insurance income	(204)	(221)
Loss (gain) on the sale of other real estate	-	(333)
Stock compensation expense	660	513
Excess tax benefits from share-based compensation arrangements	(1,013)	(404)
Increase in accrued interest receivable and other assets	(1,125)	(4,774)
Increase in accrued interest payable and other liabilities	3,947	5,871
Net cash provided by operating activities	15,590	17,644
Investing activities:
Purchases of securities available for sale	(99,988)	(117,915)
Proceeds from sale of securities available for sale	-	-
Proceeds from maturities of securities available for sale	114,297	119,615
Net (increase) decrease in loans	32,171	(62,660)
Purchases of premises and equipment	(308)	(1,169)
Proceeds from sale of foreclosed assets	1,043	513
Net cash provided by (used in) investing activities	47,215	(61,616)
Financing activities:
Net increase(decrease) in deposits	23,707	(5,602)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(38,293)	(2,139)
Proceeds from Federal Home Loan Bank advances	30,000	30,000
Repayments of Federal Home Loan Bank advances	(30,320)	(30,232)
Proceeds (used for) and received from settlement of stock awards	(216)	495
Excess tax benefits from share-based compensation arrangements	-	404
Common stock repurchases	(1,889)	(1,020)
Cash dividends paid	(4,286)	(3,729)
Net cash used in financing activities	(21,297)	(11,823)
Net increase (decrease) in cash and cash equivalents	41,508	(55,795)
Cash and cash equivalents at beginning of period	47,973	103,833
Cash and cash equivalents at end of period	$89,481	$48,038
Supplemental cash flow information:
Income tax payments	$-	$-
Cash paid for interest	1,437	1,239
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$-	$146

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

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”). Significant inter-company transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of available-for sale securities, other real estate owned and income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2016 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2017 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision for loan losses reflects an allowance methodology driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. In the first quarter of 2017, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 24 quarters to 28 quarters. This extension of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp. The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at March 31, 2017 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)       Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follows:

(in thousands)	Amortized	Unrealized		Fair
March 31, 2017	cost	Gains	Losses	value

Government sponsored enterprise obligations	$340,122	$900	$1,076	$339,946
Mortgage-backed securities - government agencies	161,867	728	2,037	160,558
Obligations of states and political subdivisions	54,305	757	198	54,864
Corporate equity securities	653	123	-	776

Total securities available for sale	$556,947	$2,508	$3,311	$556,144

December 31, 2016

U.S. Treasury and other U.S. Government obligations	$74,997	$1	$-	$74,998
Government sponsored enterprise obligations	268,784	800	1,494	268,090
Mortgage-backed securities - government agencies	170,344	735	2,236	168,843
Obligations of states and political subdivisions	57,158	682	396	57,444
Corporate equity securities	653	46	-	699

Total securities available for sale	$571,936	$2,264	$4,126	$570,074

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of March 31, 2017 or December 31, 2016.

Bancorp sold no securities in 2016 nor during the three-month period ending March 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by contractual maturity groupings as of March 31, 2017 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$183,351	$183,438
Due after 1 but within 5 years	90,361	90,658
Due after 5 but within 10 years	16,240	16,090
Due after 10 years	104,475	104,624
Mortgage-backed securities – government agencies	161,867	160,558
Corporate equity securities	653	776

Total securities available-for-sale	$556,947	$556,144

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

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $355.3 million at March 31, 2017 and $380.4 million at December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at March 31, 2017 and December 31, 2016, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$111,725	$883	$12,887	$193	$124,612	$1,076
Mortgage-backed securities - government agencies	97,143	1,699	9,431	338	106,574	2,037
Obligations of states and political subdivisions	19,096	174	2,537	24	21,633	198

Total temporarily impaired securities	$227,964	$2,756	$24,855	$555	$252,819	$3,311

December 31, 2016
Government sponsored enterprise obligations	$154,951	$1,344	$3,485	$150	$158,436	$1,494
Mortgage-backed securities - government agencies	115,374	1,873	9,914	363	125,288	2,236
Obligations of states and political subdivisions	29,893	380	1,478	16	31,371	396

Total temporarily impaired securities	$300,218	$3,597	$14,877	$529	$315,095	$4,126

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2017 and December 31, 2016. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 90 and 117 separate investment positions as of March 31, 2017 and December 31, 2016, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

Stock Yards Bancorp, inc. and subsidiary

(3)       Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$736,633	$736,841
Construction and development, excluding undeveloped land	165,832	192,348
Undeveloped land	21,207	21,496

Real estate mortgage:
Commercial investment	546,957	538,886
Owner occupied commercial	406,209	408,292
1-4 family residential	244,349	249,498
Home equity - first lien	51,076	55,325
Home equity - junior lien	65,806	67,519
Subtotal: Real estate mortgage	1,314,397	1,319,520

Consumer	34,709	35,170

Total loans	$2,272,778	$2,305,375

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2017 and December 31, 2016.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
March 31, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$736,633	$165,832	$21,207	$1,314,397	$34,709	$2,272,778

Loans collectively evaluated for impairment	$733,790	$165,388	$20,733	$1,311,537	$34,651	$2,266,099

Loans individually evaluated for impairment	$2,843	$444	$474	$2,268	$58	$6,087

Loans acquired with deteriorated credit quality	$-	$-	$-	$592	$-	$592

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	789	202	(32)	(75)	16	900
Charge-offs	(450)	-	-	(34)	(121)	(605)
Recoveries	45	-	-	27	107	179
At March 31, 2017	$10,867	$2,125	$652	$10,491	$346	$24,481

Allowance for loans collectively evaluated for impairment	$9,737	$2,125	$652	$10,491	$288	$23,293

Allowance for loans individually evaluated for impairment	$1,130	$-	$-	$-	$58	$1,188

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$736,841	$192,348	$21,496	$1,319,520	$35,170	$2,305,375

Loans collectively evaluated for impairment	$734,139	$191,810	$21,022	$1,316,400	$35,111	$2,298,482

Loans individually evaluated for impairment	$2,682	$538	$474	$2,516	$59	$6,269

Loans acquired with deteriorated credit quality	$20	$-	$-	$604	$-	$624

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,775	275	(130)	(68)	148	3,000
Charge-offs	(1,216)	(133)	-	(576)	(568)	(2,493)
Recoveries	279	21	-	342	417	1,059
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007

Allowance for loans collectively evaluated for impairment	$9,276	$1,923	$683	$10,573	$285	$22,740

Allowance for loans individually evaluated for impairment	$1,207	$-	$1	$-	$59	$1,267

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

Stock Yards Bancorp, inc. and subsidiary

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is primarily dependent upon the financial strength of the borrower, and can be affected by market conditions and time to develop land for ultimate sale. Credit risk is also affected by availability of development financing, to the extent such financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner occupied residential and commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants in addition to the borrower. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy that may cause increased vacancy rates, which in turn, could have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates and stock prices, will have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at March 31, 2017 and December 31, 2016. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2015	$3	$189

Accretion	(3)	(41)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2016	$-	$148

Accretion	-	-
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at March 31, 2017	$-	$148

Stock Yards Bancorp, inc. and subsidiary

The following tables present loans individually evaluated for impairment as of March 31, 2017 and December 31, 2016.

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
March 31, 2017	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$199	$708	$-	$261
Construction and development, excluding undeveloped land	444	614	-	491
Undeveloped land	474	507	-	353

Real estate mortgage
Commercial investment	169	169	-	138
Owner occupied commercial	1,236	1,674	-	1,139
1-4 family residential	688	688	-	792
Home equity - first lien	-	-	-	-
Home equity - junior lien	175	175	-	324
Subtotal: Real estate mortgage	2,268	2,706	-	2,393

Consumer	-	-	-	-
Subtotal	$3,385	$4,535	$-	$3,498

Loans with an allowance recorded:
Commercial and industrial	$2,644	$3,117	$1,130	$2,501
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	121

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	-
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	-

Consumer	58	58	58	58
Subtotal	$2,702	$3,175	$1,188	$2,680

Total:
Commercial and industrial	$2,843	$3,825	$1,130	$2,762
Construction and development, excluding undeveloped land	444	614	-	491
Undeveloped land	474	507	-	474

Real estate mortgage
Commercial investment	169	169	-	138
Owner occupied commercial	1,236	1,674	-	1,139
1-4 family residential	688	688	-	792
Home equity - first lien	-	-	-	-
Home equity - junior lien	175	175	-	324
Subtotal: Real estate mortgage	2,268	2,706	-	2,393

Consumer	58	58	58	58
Total	$6,087	$7,710	$1,188	$6,178

Stock Yards Bancorp, inc. and subsidiary

(in thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$322	$465	$-	$1,947
Construction and development, excluding undeveloped land	538	708	-	108
Undeveloped land	233	265	-	76

Real estate mortgage
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,356
1-4 family residential	984	985	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	383	383	-	315
Subtotal: Real estate mortgage	2,516	2,954	-	2,847

Consumer	-	-	-	18
Subtotal	$3,609	$4,392	$-	$4,996

Loans with an allowance recorded:
Commercial and industrial	$2,360	$2,835	$1,207	$1,619
Construction and development, excluding undeveloped land	-	-	-	182
Undeveloped land	241	241	1	149

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	554
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	554

Consumer	59	59	59	63
Subtotal	$2,660	$3,135	$1,267	$2,567

Total:
Commercial and industrial	$2,682	$3,300	$1,207	$3,566
Construction and development, excluding undeveloped land	538	708	-	290
Undeveloped land	474	506	1	225

Real estate mortgage	-	-	-	-
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,910
1-4 family residential	984	985	-	980
Home equity - first lien	-	-	-	3
Home equity - junior lien	383	383	-	315
Subtotal: Real estate mortgage	2,516	2,954	-	3,401

Consumer	59	59	59	81
Total	$6,269	$7,527	$1,267	$7,563

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had no loans past due more than 90 days and still accruing interest at March 31, 2017, compared with $438 thousand at December 31, 2016, and none at March 31, 2016.

The following table presents the recorded investment in non-accrual loans as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$1,913	$1,767
Construction and development, excluding undeveloped land	444	538
Undeveloped land	474	474

Real estate mortgage
Commercial investment	169	107
Owner occupied commercial	1,236	1,042
1-4 family residential	688	984
Home equity - first lien	-	-
Home equity - junior lien	175	383
Subtotal: Real estate mortgage	2,268	2,516

Consumer	-	-

Total	$5,099	$5,295

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic or legal reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At March 31, 2017 and December 31, 2016, Bancorp had $988 thousand and $974 thousand of accruing loans classified as TDRs, respectively. Bancorp did not modify and classify any additional loans as TDRs during the three-month period ended March 31, 2016. One commercial loan, with a recorded investment of $38,000 at March 31, 2017 was modified and classified as TDRs in the three-month period ended March 31, 2017. The pre and post-modification balance for this loan was $39,000. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

No loans classified and reported as troubled debt restructured within the twelve months prior to March 31, 2017 defaulted during the three-month period ended March 31, 2017. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at March 31, 2017, had a total allowance allocation of $339 thousand, compared with $207 thousand at December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

At March 31, 2017 and December 31, 2016, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

At March 31, 2017 formal foreclosure proceedings were in process on five consumer mortgage loans with a total recorded investment of $639 thousand, all secured by residential real estate properties. The recorded investments for these properties ranged from $30 thousand to $524 thousand, and these loans were reported as non-accrual as of March 31, 2017.

The following table presents the aging of the recorded investment in loans as of March 31, 2017 and December 31, 2016.

							Recorded
(in thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
March 31, 2017	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$730,458	$4,262	$-	$1,913	$6,175	$736,633	$-
Construction and development, excluding undeveloped land	165,363	25	-	444	469	165,832	-
Undeveloped land	20,733	-	-	474	474	21,207	-

Real estate mortgage
Commercial investment	545,153	903	732	169	1,804	546,957	-
Owner occupied commercial	404,628	345	-	1,236	1,581	406,209	-
1-4 family residential	240,903	2,362	396	688	3,446	244,349	-
Home equity - first lien	51,073	3	-	-	3	51,076	-
Home equity - junior lien	65,463	168	-	175	343	65,806	-
Subtotal: Real estate mortgage	1,307,220	3,781	1,128	2,268	7,177	1,314,397	-

Consumer	34,707	-	2	-	2	34,709	-

Total	$2,258,481	$8,068	$1,130	$5,099	$14,297	$2,272,778	$-

December 31, 2016

Commercial and industrial	$734,682	$84	$290	$1,785	$2,159	$736,841	$18
Construction and development, excluding undeveloped land	191,810	-	-	538	538	192,348	-
Undeveloped land	21,022	-	-	474	474	21,496	-

Real estate mortgage
Commercial investment	537,998	631	64	193	888	538,886	86
Owner occupied commercial	406,726	342	-	1,224	1,566	408,292	182
1-4 family residential	246,730	1,174	576	1,018	2,768	249,498	34
Home equity - first lien	55,027	231	21	46	298	55,325	46
Home equity - junior lien	66,911	99	126	383	608	67,519	72
Subtotal: Real estate mortgage	1,313,392	2,477	787	2,864	6,128	1,319,520	420

Consumer	34,965	28	105	72	205	35,170	-

Total	$2,295,871	$2,589	$1,182	$5,733	$9,504	$2,305,375	$438

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

Stock Yards Bancorp, inc. and subsidiary

As of March 31, 2017 and December 31, 2016, the internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
March 31, 2017	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$710,959	$16,489	$6,342	$2,843	$-	$736,633
Construction and development, excluding undeveloped land	165,063	-	325	444	-	165,832
Undeveloped land	20,703	-	30	474	-	21,207

Real estate mortgage
Commercial investment	546,391	375	22	169	-	546,957
Owner occupied commercial	395,895	6,989	2,089	1,236	-	406,209
1-4 family residential	242,341	431	889	688	-	244,349
Home equity - first lien	50,901	-	-	175	-	51,076
Home equity - junior lien	65,429	53	324	-	-	65,806
Subtotal: Real estate mortgage	1,300,957	7,848	3,324	2,268	-	1,314,397

Consumer	34,545	106	-	58	-	34,709

Total	$2,232,227	$24,443	$10,021	$6,087	$-	$2,272,778

December 31, 2016

Commercial and industrial	$714,025	$14,266	$5,850	$2,700	$-	$736,841
Construction and development, excluding undeveloped land	191,455	-	355	538	-	192,348
Undeveloped land	21,022	-	-	474	-	21,496

Real estate mortgage
Commercial investment	538,688	-	5	193	-	538,886
Owner occupied commercial	396,997	7,960	2,111	1,224	-	408,292
1-4 family residential	247,888	-	592	1,018	-	249,498
Home equity - first lien	55,279	-	-	46	-	55,325
Home equity - junior lien	66,710	-	426	383	-	67,519
Subtotal: Real estate mortgage	1,305,562	7,960	3,134	2,864	-	1,319,520

Consumer	35,039	-	-	131	-	35,170

Total	$2,267,103	$22,226	$9,339	$6,707	$-	$2,305,375

Stock Yards Bancorp, inc. and subsidiary

(4)	Deposits

The composition of the Bank’s deposits outstanding at March 31, 2017 (unaudited) and December 31, 2016 is as follows:

	March 31,	December 31,
(In thousands)	2017	2016

Non-interest bearing demand	$686,535	$680,156

Interest bearing deposits:
Interest bearing demand	765,632	768,139
Savings	146,387	140,030
Money market	703,421	682,421

Time deposits of more than $250,000	37,359	40,427
Other time deposits	204,921	209,375
Total time deposits	242,280	249,802

Total interest bearing deposits	1,857,720	1,840,392

Total deposits	$2,544,255	$2,520,548

Maturities of time deposits of more than $250,000, outstanding at March 31, 2017, are summarized as follows:

(In thousands)	Amount

3 months or less	$13,136
Over 3 through 6 months	5,894
Over 6 through 12 months	9,209
Over 1 through 3 years	5,601
Over 3 years	3,519
Total	$37,359

(5)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $65.7 million and $67.6 million at March 31, 2017 and December 31, 2016, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At March 31, 2017, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(6)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling of $50.8 million and $51.1 million at March 31, 2017 and December 31, 2016, respectively, via 14 separate fixed-rate advances. As of March 31, 2017, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $20.8 million, principal and interest payments are due monthly based on an amortization schedule.

Stock Yards Bancorp, inc. and subsidiary

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	March 31, 2017		December 31, 2016
Year	Advance	Fixed Rate	Advance	Fixed Rate
2017	$30,000	0.92%	$30,000	0.70%
2020	1,778	2.23	1,790	2.23
2021	341	2.12	359	2.12
2024	2,611	2.36	2,661	2.36
2025	5,889	2.43	6,025	2.43
2026	8,843	1.99	8,936	1.99
2028	1,293	1.48	1,304	1.48

Total	$50,755	1.42%	$51,075	1.30%

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At March 31, 2017, the amount of available credit from the FHLB totaled $500.1 million.

(7)       Other Comprehensive Income

The following table illustrates activity within the balances in accumulated other comprehensive income by component, and is shown for the three months ended March 31, 2017 and 2016.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Net current period other comprehensive gain (loss)	3,653	(339)	-	3,314
Balance at March 31, 2016	$4,618	$(399)	$(273)	$3,946

Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive income gain (loss)	689	85	-	774
Balance at March 31, 2017	$(522)	$69	$(272)	$(725)

Stock Yards Bancorp, inc. and subsidiary

(8)       Derivative Financial Instruments

Occasionally, Bancorp enters into free-standing interest rate swaps for the benefit of its commercial customers who desire to hedge their exposure to rising interest rates. Bancorp offsets its interest rate exposure on these transactions by entering into offsetting swap agreements with substantially matching terms with approved reputable independent counterparties. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to the undesignated interest rate swap agreements for the first three months of 2017 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At March 31, 2017 and December 31, 2016, Bancorp had outstanding undesignated interest rate swap contracts as follows

(dollar amounts in thousands)	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Notional amount	$43,380	$43,986	$43,380	$43,986
Weighted average maturity (years)	9.7	9.9	9.7	9.9
Fair value	$(331)	$(178)	$331	$178

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

Stock Yards Bancorp, inc. and subsidiary

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2017 and December 31, 2016.

(dollars in thousands)

				Fair Value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	March 31, 2017	December 31, 2016
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$46	$16
20,000	12/6/2020	US 3 Month LIBOR	1.79%	61	9
$30,000			1.82%	$107	$25

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At March 31, 2017, the unamortized core deposit intangible was $1.4 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at March 31, 2017 and December 31, 2016 were $2.8 million and $2.7 million, respectively. Total outstanding principal balances of loans serviced for others were $365.0 million and $372.2 million at March 31, 2017, and December 31, 2016, respectively.

Changes in the net carrying amount of MSRs for the three months ended March 31, 2017 and 2016 are shown in the following table:

	For the three months
	ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$921	$1,018
Additions for mortgage loans sold	42	29
Amortization	(72)	(58)

Balance at end of period	$891	$989

Stock Yards Bancorp, inc. and subsidiary

(10)     Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. The retired officer and one current officer are fully vested and one current officer will be fully vested in June of 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $34 thousand and $33 thousand, for the three months ended March 31, 2017 and 2016, respectively.

(11)    Commitments and Contingent Liabilities

As of March 31, 2017, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at March 31, 2017 commitments to extend credit of $651.2 million, including standby letters of credit of $14.1 million, represent normal banking transactions. Commitments to extend credit were $628.3 million, including letters of credit of $15.6 million, as of December 31, 2016. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2017, Bancorp has accrued $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of March 31, 2017, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(12)     Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

Stock Yards Bancorp, inc. and subsidiary

(13)	Stock Split

On April 29, 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this split.

(14)     Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. The 2005 Stock Incentive Plan expired in April 2015. No additional shares were made available. Options granted under the 2005 plan expired as of March 31, 2017. SARs granted under the 2005 plan expire as late as 2025. As of March 31, 2017, there were 273,302 shares available for future awards.

Options, which have not been granted since 2007, generally had a vesting schedule of 20% per year and as of March 31, 2017, all have been exercised. Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year. Options and SARs expire ten years after the grant date unless forfeited due to employment termination.

Restricted shares granted to officers vest over five years. All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015, 2016, and 2017, forfeitable dividends are deferred until shares are vested.

Grants of performance stock units (“PSUs”) vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Beginning in 2015, grants require a one year post-vesting holding periods. For 2015, 2016 and 2017, the fair value of such grants incorporates a liquidity discount of 4.80%, 4.50% and 5.12%, respectively, related to the holding period.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended
	March 31,
(in thousands)	2017	2016
Stock-based compensation expense before income taxes	$660	$513

Less: deferred tax benefit	(231)	(180)
Reduction of net income	$429	$333

Bancorp’s net income for the three months ended March 31, 2017 reflected the implementation of ASU 2016-09 which changed the way excess tax benefits and deficiencies related to share-based compensation are recorded. Prior to 2017 these were recorded directly to additional paid-in capital and, thus did not affect earnings. Beginning in 2017 these are recorded as a tax expense or benefit in the income statement, and for the three months ended March 31, 2017 resulted in a $1.0 million increase in net income. This tax benefit is not reflected in the table above.

Bancorp expects to record an additional $2.1 million of stock-based compensation expense in 2017 for equity grants outstanding as of March 31, 2017. As of March 31, 2017, Bancorp has $6.4 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $216 thousand during the first three months of 2017 for the purchase of shares upon the vesting of restricted stock units, net of cash received for options exercised. This compares to cash received of $495 thousand during the first three months of 2016 for similar activity.

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

	2017	2016

Dividend yield	2.72%	2.94%
Expected volatility	19.47%	19.31%
Risk free interest rate	2.29%	1.70%
Expected life of SARs (years)	7.0	7.3

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2016 and the three month period ended March 31, 2017 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2015
Vested and exercisable	656	$14.02	-	19.44	$15.75	$6,191	$3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Granted	88	25.76	-	33.08	25.84	1,866	3.56
Exercised	(272)	14.02	-	17.89	16.38	4,155	3.73
Forfeited	(3)	14.02	-	15.84	15.18	60	2.94

At December 31, 2016
Vested and exercisable	475	14.02	-	24.56	15.72	14,820	3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	30	6.34
Exercised	(15)	14.02	-	17.89	15.60	474	3.56
Forfeited	-		-		-	-	-

At March 31, 2017
Vested and exercisable	550	14.02	-	25.76	16.33	13,384	3.15	4.5
Unvested	216	15.24	-	40.00	26.43	3,068	4.17	8.4
Total outstanding	766	14.02	-	40.00	19.17	$16,452	3.44	5.6

Vested year-to-date	91	$15.24	-	25.76	$19.34	$1,942	$3.18

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

Stock Yards Bancorp, inc. and subsidiary

A summary of activity for the periods ending December 31, 2016 and March 31, 2017 for restricted shares of common stock granted to officers is outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2015	155,858	$18.98
Shares awarded	51,122	25.78
Restrictions lapsed and shares released	(49,265)	17.98
Shares forfeited	(12,480)	20.69
Unvested at December 31, 2016	145,235	$21.57

Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,052)	19.73
Shares forfeited	(3,009)	21.85
Unvested at March 31, 2017	124,799	$27.58

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2015	3	$20.02	51,910
2016	3	22.61	58,786
2017	3	35.66	24,756

In the first quarter of 2017, Bancorp awarded 4,680 RSUs to directors of Bancorp with a grant date fair value of $220 thousand.

Stock Yards Bancorp, inc. and subsidiary

(15)     Net Income Per Share

The following table reflects, for the three months ended March 31, 2017 and 2016, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
(In thousands, except per share data)	March 31,
	2017	2016
Net income	$10,791	$9,835
Average shares outstanding	22,492	22,254
Dilutive securities	510	338

Average shares outstanding including dilutive securities	23,002	22,592

Net income per share, basic	$0.48	$0.44
Net income per share, diluted	$0.47	$0.44

Stock Yards Bancorp, inc. and subsidiary

(16)	Segments

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

Selected financial information by business segment for the three month periods ended March 31, 2017 and 2016 follows:

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total

Three months ended March 31, 2017
Net interest income	$25,107	$77	$25,184
Provision for loan losses	900	-	900
Wealth management and trust services	-	5,094	5,094
All other non-interest income	5,703	-	5,703
Non-interest expense	18,101	3,047	21,148
Income before income taxes	11,809	2,124	13,933
Income tax expense	2,384	758	3,142
Net income	$9,425	$1,366	$10,791

Segment assets	$3,031,318	$2,025	$3,033,343
Three months ended March 31, 2016
Net interest income	$23,407	$62	$23,469
Provision (credit) for loan losses	500	-	500
Wealth management and trust services	-	4,612	4,612
All other non-interest income	5,470	-	5,470
Non-interest expense	16,896	2,644	19,540
Income before income taxes	11,481	2,030	13,511
Income tax expense	2,951	725	3,676
Net income	$8,530	$1,305	$9,835

Segment assets	$2,823,861	$246	$2,824,107

Stock Yards Bancorp, inc. and subsidiary

(17)     Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended
	March 31,
(in thousands)	2017	2016
Current income tax expense
Federal	$3,003	$2,373
State	114	124
Total current income tax expense	3,117	2,497

Deferred income tax (benefit) expense
Federal	(26)	1,101
State	38	78
Total deferred income tax expense	12	1,179
Change in valuation allowance	13	-
Total income tax expense	$3,142	$3,676

An analysis of the difference between statutory and effective income tax rates for the three months ended March 31, 2017 and 2016 follows:

	Three months ended March 31,
	2017	2016
U.S. federal statutory income tax rate	35.0%	35.0%
Excess tax benefits from share-based compensation arrangements	(7.1)	-
Tax credits	(5.5)	(9.7)
Tax exempt interest income	(1.1)	(1.3)
Increase in cash surrender value of life insurance	(1.3)	(0.8)
State income taxes, net of federal benefit	0.7	1.0
Other, net	1.9	3.0
Effective income tax rate	22.6%	27.2%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

Bancorp’s results for first quarter 2017 reflect the implementation of Accounting Standards Update 2016-09, which provides guidance for the recognition of excess tax benefits and deficiencies related to share-based payment awards. Effective for fiscal years beginning after December 15, 2016, ASU 2016-09 changes the way these benefits and deficiencies are recorded. Prior to 2017 they were recorded in additional paid-in capital, and therefore did not affect earnings. Beginning in 2017, these amounts are being recorded as tax expense or benefit in the income statement. For the three-month period ending March 31, 2017 Bancorp recorded a benefit of $1.0 million within the provision for income tax expense for such awards.

Stock Yards Bancorp, inc. and subsidiary

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2017 and December 31, 2016, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2012.

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

Stock Yards Bancorp, inc. and subsidiary

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2017.

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at March 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$339,946	$-	$339,946	$-
Mortgage-backed securities - government agencies	160,558	-	160,558	-
Obligations of states and political subdivisions	54,864	-	54,864	-
Corporate equity securities	776	776	-	-

Total investment securities available-for-sale	556,144	776	555,368	-

Interest rate swaps	438	-	438	-

Total assets	$556,582	$776	$555,806	$-

Liabilities

Interest rate swaps	$331	$-	$331	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Fair value at December 31, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$74,998	$74,998	$-	$-
Government sponsored enterprise obligations	268,090	-	268,090	-
Mortgage-backed securities - government agencies	168,843	-	168,843	-
Obligations of states and political subdivisions	57,444	-	57,444	-
Corporate equity securities	699	699	-	-

Total investment securities available-for-sale	570,074	75,697	494,377	-

Interest rate swaps	203	-	203	-

Total assets	$570,277	$75,697	$494,580	$-

Liabilities

Interest rate swaps	$178	$-	$178	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2017 and December 31, 2016 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for March 31, 2017 or December 31, 2016. See Note 9 for more information regarding MSRs.

Stock Yards Bancorp, inc. and subsidiary

For impaired loans in the table below, the fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of March 31, 2017, total impaired loans with a valuation allowance were $2.7 million, and the specific allowance totaled $1.2 million, resulting in a fair value of $1.5 million, compared with total impaired loans with a valuation allowance of $2.7 million, and the specific allowance allocation totaling $1.3 million, resulting in a fair value of $1.4 million at December 31, 2016. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At March 31, 2017 and December 31, 2016, carrying value of all other real estate owned was $4.0 million and $5.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at March 31, 2017				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2017
Impaired loans	$1,523	$-	$-	$1,523	$(452)
Other real estate owned	3,444	-	-	3,444	-

Total	$4,967	$-	$-	$4,967	$(452)

(in thousands)	Fair value at December 31, 2016				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2016
Impaired loans	$1,393	$-	$-	$1,393	$(406)
Other real estate owned	4,488	-	-	4,488	-

Total	$5,881	$-	$-	$5,881	$(406)

Stock Yards Bancorp, inc. and subsidiary

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2017, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$1,754	Appraisal	Appraisal discounts	8.8%
Other real estate owned	3,444	Appraisal	Appraisal discounts	21.4

(19)     Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
March 31, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$89,481	$89,481	$89,481	$-	$-
Mortgage loans held for sale	3,884	4,024	-	4,024	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,248,297	2,246,045	-	-	2,246,045
Accrued interest receivable	7,461	7,461	7,461	-	-

Financial liabilities
Deposits	2,544,255	2,543,248	-	-	2,543,248
Short-term borrowings	76,676	76,676	-	76,676	-
FHLB advances	50,755	50,636	-	50,636	-
Accrued interest payable	156	156	156	-	-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Carrying
December 31, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$47,973	$47,973	$47,973	$-	$-
Mortgage loans held for sale	3,213	3,481	-	3,481	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,281,368	2,284,569	-	-	2,284,569
Accrued interest receivable	6,878	6,878	6,878	-	-

Financial liabilities
Deposits	2,520,548	2,519,725	-	-	2,519,725
Short-term borrowings	114,969	114,969	-	114,969	-
FHLB advances	51,075	50,806	-	50,806	-
Accrued interest payable	144	144	144	-	-

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

Stock Yards Bancorp, inc. and subsidiary

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and the Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$343,918	13.49%	$203,954	8.00%	NA	NA
Bank	331,948	13.05	203,493	8.00	$254,366	10.00%

Common equity tier 1 risk-based capital
Consolidated	319,032	12.51	114,760	4.50	NA	NA
Bank	307,062	12.07	114,480	4.50	152,641	6.00

Tier 1 risk-based capital (1)
Consolidated	319,032	12.51	153,013	6.00	NA	NA
Bank	307,062	12.07	152,641	6.00	152,641	6.00

Leverage (2)
Consolidated	319,032	10.64	119,937	4.00	NA	NA
Bank	307,062	10.25	119,829	4.00	149,786	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$338,525	13.04%	$207,684	8.00%	NA	NA
Bank	325,630	12.57	207,243	8.00	$259,053	10.00%

Common equity tier 1 risk-based capital
Consolidated	314,147	12.10	116,832	4.50	NA	NA
Bank	301,252	11.63	116,564	4.50	155,418	6.00

Tier 1 risk-based capital (1)
Consolidated	314,147	12.10	155,775	6.00	NA	NA
Bank	301,252	11.63	155,418	6.00	155,418	6.00

Leverage (2)
Consolidated	314,147	10.54	119,221	4.00	NA	NA
Bank	301,252	10.11	119,190	4.00	148,987	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

Stock Yards Bancorp, inc. and subsidiary

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2017 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2017 compared with same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2017 through March 31

Bancorp completed the first three months of 2017 with net income of $10.8 million, a 9.7% increase over the comparable period in 2016. The increase is primarily due to higher net interest income, higher non-interest income, and a lower effective income tax rate. These increases were partially offset by higher non-interest expense and higher provision for loan losses. Diluted earnings per share for the first three months of 2017 were $0.47, compared with $0.44 for the first three months of 2016. Bancorp's performance for the first three months of 2017 reflected several positive factors, including:

●	Continued positive effect of strong loan growth over the past 12 months;
●	Continued high credit quality;
●	Significant growth in fee income; and
●	Solid returns on average assets and equity.

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

Net interest income increased $1.7 million, or 7.3%, for the first three months of 2017, compared with the same period in 2016. Net interest margin increased to 3.63% for the first three months of 2017, compared with 3.56% for the same period of 2016.

Stock Yards Bancorp, inc. and subsidiary

For the three-month period ended March 31, 2017, Bancorp recorded a $900 thousand provision for loan losses, compared to $500 thousand for the same period in 2016. During its quarterly review of qualitative factors, Bancorp noted a slight elevation in past due loans along with an increase in potential exposure for one pool of classified loans. Due to these increases, Bancorp increased its qualitative allocation for the allowance during the quarter. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first three months of 2017 increased $715 thousand, or 7.1%, compared with the same period in 2016, and comprised 30.0% of total revenues, as compared to 30.1% for the same period in 2016. Continuing the trends of 2016, Bancorp’s wealth management and trust division (WM&T) led the increase with a 10.5%, or $482 thousand increase over the same period in 2016.

Total non-interest expense in the first three months of 2017 increased $1.6 million, or 8.2%, compared with the same period in 2016, primarily due to increases in salaries and employee benefits, as well as expenses related to the Bancorp’s continued growth and improvements in technology infrastructure. Amortization expenses for investments in tax-credit partnerships, which had a significant impact on earnings in 2016, decreased by $399 thousand, or 39.3%, in the first three months of 2017, as compared to the same period in 2016. Bancorp's efficiency ratio in the first three months of 2017 was 58.5% compared to 57.9% in the same period in 2016. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 56.8% and 54.9% for the first three months of 2017 and 2016, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 22.6% in 2017 from 27.2% in 2016. The decrease in the effective tax rate from 2016 to 2017 was largely the result of the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the three months ended March 31, 2017 Bancorp recorded a benefit of $1.0 million for such tax benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.48% as of March 31, 2017, compared with 10.26% at December 31, 2016. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

On April 29, 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this dividend.

The following sections provide more details on subjects presented in this overview.

a)     Results Of Operations

Net income of $10.8 million for the three months ended March 31, 2017 increased $956 thousand, or 9.7%, from $9.8 million for the comparable 2016 period. Basic net income per share was $0.48 for the first quarter of 2017, an increase of 9.1% from the $0.44 for the first quarter of 2016. Net income per share on a diluted basis was $0.47 for the first quarter of 2017, an increase of 6.8% from the $0.44 for the same period in 2016. See Note 15 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.46% and 13.78%, respectively, for the first quarter of 2017, compared with 1.40% and 13.52%, respectively, for the same period in 2016.

Stock Yards Bancorp, inc. and subsidiary

Net Interest Income

The following table presents average balance sheets for the three month periods ended March 31, 2017 and 2016 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended March 31,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$65,304	$134	0.83%	$143,679	$189	0.53%
Mortgage loans held for sale	2,943	44	6.06	4,249	60	5.68
Securities:
Taxable	431,276	2,042	1.92	420,584	2,091	2.00
Tax-exempt	54,933	402	2.97	62,546	434	2.79
FHLB stock and other securities	6,347	72	4.60	6,347	64	4.06
Loans, net of unearned income	2,277,688	24,137	4.30	2,036,437	22,081	4.36

Total earning assets	2,838,491	26,831	3.83	2,673,842	24,919	3.75

Less allowance for loan losses	24,379			22,685

	2,814,112			2,651,157

Non-earning assets:
Cash and due from banks	40,085			38,517
Premises and equipment	42,254			39,712
Accrued interest receivable and other assets	102,499			88,686

Total assets	$2,998,950			$2,818,072

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$755,494	$267	0.14%	$726,627	$258	0.14%
Savings deposits	143,178	14	0.04	131,051	12	0.04
Money market deposits	701,107	544	0.31	657,371	356	0.22
Time deposits	246,800	338	0.56	263,298	370	0.57
Securities sold under agreements to repurchase	68,467	35	0.21	58,871	33	0.23
Federal funds purchased and other short term borrowings	15,625	19	0.49	23,456	15	0.26
FHLB advances	50,866	232	1.85	43,316	187	1.74

Total interest bearing liabilities	1,981,537	1,449	0.30	1,903,990	1,231	0.26

Non-interest bearing liabilities:
Non-interest bearing demand deposits	660,301			592,472
Accrued interest payable and other liabilities	39,430			29,070
Total liabilities	2,681,268			2,525,532

Stockholders’ equity	317,682			292,540

Total liabilities and stockholders’ equity	$2,998,950			$2,818,072
Net interest income		$25,382			$23,688
Net interest spread			3.53%			3.49%
Net interest margin			3.63%			3.56%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $198 thousand and $219 thousand, respectively, for the three month periods ended March 31, 2017 and 2016.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $15.9 million and $7.0 million, respectively, for the three month periods ended March 31, 2017 and 2016.

Fully taxable equivalent net interest income of $25.4 million for the three months ended March 31, 2017 increased $1.7 million, or 7.2%, from $23.7 million for the same period in 2016. Positive effects of increased average balances on loans, resulting from loan growth in 2016, were partially offset by the negative effect of increasing rates and average balances for money market deposit accounts and increased rates on funding sources. Net interest spread and net interest margin were 3.53% and 3.63%, respectively, for the first quarter of 2017 and 3.49% and 3.56%, respectively, for the first quarter of 2016.

Average earning assets increased $164.6 million or 6.2%, to $2.8 billion for the first three months of 2017 as compared with 2016, reflecting increases in the loan portfolio and available-for-sale investments. Average interest bearing liabilities increased $77.5 million, or 4.1%, to $2.0 billion for the first three months of 2017, as compared with the same period in 2016, primarily due to increases in the volume of interest bearing demand deposits, money market deposit accounts, securities sold under agreements to repurchase, and FHLB advances, partially offset by decreases in time deposits, and other short term borrowing products.

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

Stock Yards Bancorp, inc. and subsidiary

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

The March 31, 2017 simulation analysis, which shows very little interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and a decrease of 100 basis points in interest rates would have a negative effect on net interest income. If rates rise 200 bp, net interest income increases 1.10%. The relatively small increase in net interest income for the rising rate scenarios is primarily due to the high percentage of non-maturity deposits, which reprice immediately, combined with the short duration of time deposits matched against the loan portfolio. These estimates are summarized below. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Net interest income % change
Increase 200 bp	1.10
Increase 100 bp	0.50
Decrease 100 bp	(3.77)
Decrease 200 bp	N/A

Approximately 61% of Bancorp’s loan portfolio has fixed rates and 39% of its loan portfolio is priced at variable rates. With the Prime rate currently at 4%, after the .25% increase in Prime in March 2017, the majority of Bancorp’s variable rate loans now have interest rates at or above their floors. With a further increase in interest rate levels by Prime or Libor, over 90% of the Bank’s variable rate loan portfolio will increase along with those rates. This effect is captured in the simulation analysis above.

Undesignated derivative instruments described in Note 8 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 8 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Stock Yards Bancorp, inc. and subsidiary

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. The 2017 provision reflected a number of factors, primarily qualitative considerations, continued improvement in key metrics, and expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. Bancorp considers the present asset quality metrics to be exceptionally strong. Bancorp recorded a $900 thousand provision for loan losses in the first three months of 2017, compared with a provision of $500 thousand for the same period of 2016. During its quarterly review of qualitative factors, Bancorp noted a slight elevation in past due loans along with a potential exposure for one pool of classified loans. Due to this increase, Bancorp increased its qualitative allocation for the allowance during the quarter.

Management uses loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2017.

An analysis of the changes in the allowance for loan losses and selected ratios for the three-month periods ended March 31, 2017 and 2016 follows:

(Dollars in thousands)	Three months ended March 31,
	2017	2016

Balance at the beginning of the period	$24,007	$22,441
Provision for loan losses	900	500
Loan charge-offs, net of recoveries	(426)	(490)
Balance at the end of the period	$24,481	$22,451
Average loans, net of unearned income	$2,293,542	$2,043,450
Provision for loan losses to average loans (1)	0.04%	0.02%
Net loan charge-offs to average loans (1)	0.02%	0.02%
Allowance for loan losses to average loans	1.07%	1.10%
Allowance for loan losses to period-end loans	1.08%	1.07%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

Stock Yards Bancorp, inc. and subsidiary

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2017 and 2016 follows:

(in thousands)	Three months
	ended March 31,
Net loan charge-offs (recoveries)	2017	2016

Commercial and industrial	$405	$316
Construction and development, excluding undeveloped land	-	(10)
Undeveloped land	-	-
Real estate mortgage - commercial investment	(1)	(1)
Real estate mortgage - owner occupied commercial	-	183
Real estate mortgage - 1-4 family residential	(1)	1
Home equity	9	-
Consumer	14	1
Total net loan charge-offs	$426	$490

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three month periods ended March 31, 2017 and 2016.

	Three months
	ended March 31,
(In thousands)	2017	2016	Change	% Change

Non-interest income:
Wealth management and trust services	$5,094	$4,612	$482	10.5%
Service charges on deposit accounts	2,407	2,146	261	12.2
Bankcard transactions	1,406	1,310	96	7.3
Mortgage banking	702	794	(92)	(11.6)
Securities brokerage	539	443	96	21.7
Bank owned life insurance	204	221	(17)	(7.7)
Other	445	556	(111)	(20.0)
Total non-interest income	$10,797	$10,082	$715	7.1%

Non-interest expenses:
Salaries and employee benefits	$13,412	$12,195	$1,217	10.0%
Net occupancy	1,630	1,524	106	7.0
Data processing	1,868	1,544	324	21.0
Furniture and equipment	277	285	(8)	(2.8)
FDIC insurance	230	328	(98)	(29.9)
Amortization of investment in tax credit partnerships	616	1,015	(399)	(39.3)
Other	3,115	2,649	466	17.6
Total non-interest expenses	$21,148	$19,540	$1,608	8.2%

Stock Yards Bancorp, inc. and subsidiary

The largest component of non-interest income is wealth management and trust (“WM&T”) revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.61 billion at March 31, 2017, a 15.7% increase compared to $2.26 billion at March 31, 2016. Assets under management are stated at market value and while the 2017 increase was partially the result of a rising stock market during the period, primarily it represents a continuance of the 2016 trend for new clients added. WM&T revenue, which constitutes an average of 47% of non-interest income, increased $482 thousand, or 10.5%, for the three months ended March 31, 2017 compared to the same period in 2016. Recurring fees, which generally comprise over 97% of the WM&T revenue, increased $601 thousand, or 13.7%, in 2017, compared to 2016. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of assets under management. Total non-recurring fees decreased $119 thousand for 2017, compared to 2016. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the WM&T department will continue to deliver strong growth in 2017, but increased market volatility could affect short-term results.

The following table provides information regarding assets under management (AUM) by WM&T as of March 31, 2017 and 2016. This table demonstrates that:

•     Approximately 80% of our AUM are actively managed.

•     Non-managed employee benefit plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of our managed assets are in personal trust, agency, and investment management accounts.

Assets Under Management by Account Type	March 31, 2017		March 31, 2016
	Assets		Assets
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)

Personal trust and agency accounts	$554,465	$96,155	$556,074	$2,108
Employee benefit and retirement accounts
Defined contribution	40,589	358,177	37,292	308,980
Defined benefit	12,827	-	13,402	-
IRAs	317,634	8,909	293,478	8,990
Investment management and investment advisor agency accounts	917,003	20,485	782,924	-
Foundation and endowment trust and agency accounts	208,443	-	213,558	4,407

Total fiduciary accounts	$2,050,961	$483,726	$1,896,728	$324,485
Custody and safekeeping accounts	-	79,889	-	33,805

Totals	$2,050,961	$563,615	$1,896,728	$358,290
Total managed and non-managed assets	$2,614,576		$2,255,018

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

Stock Yards Bancorp, inc. and subsidiary

The table below presents data regarding WM&T managed assets by class of investment for the periods ending March 31, 2017 and 2016. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of our managed assets is divided approximately 60% in equities and 40% in fixed income securities, and this composition is relatively consistent from year to year, and
•	No Stock Yards Bank propriety mutual funds exist, and therefore no such investment options are available to our clients.

Managed Assets by Class of Investment
	As of March 31,
(in thousands)	2017	2016

Non-interest bearing deposits	$-	$-
Interest bearing deposits	146,171	107,755
US Treasury and government agency obligations	37,604	54,510
State, county and municipal obligations	131,708	129,587
Money market mutual funds	11,454	34,873
Equity mutual funds	486,062	428,934
Other mutual funds - fixed, balanced, and municipal	303,712	290,495
Other notes and bonds	100,609	81,378
Common and preferred stocks	735,875	666,899
Real estate mortgages	383	383
Real estate	45,682	46,227
Other miscellaneous assets (1)	51,701	55,687

Total managed assets	$2,050,961	$1,896,728

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Stock Yards Bancorp, inc. and subsidiary

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the three-month periods ended March 31, 2017 and 2016. It demonstrates that our fee revenue is earned most significantly from personal trust, agency, and investment management accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. We use a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Fiduciary and Related Services Income
	Three months ended March 31,
(In thousands)	2017	2016

Personal trust and agency	$1,943	$1,840
Employee benefits and related trust
Defined contribution	374	363
Defined benefit	25	28
IRA's	787	711
Corporate trust and agency	-	-
Investment management and investment advisory agency	1,748	1,519
Foundation and endowment trust and agency	132	116
Custody and safekeeping	36	21
Brokerage and insurance	9	11
Other	40	3

Total	$5,094	$4,612

Other Non-interest Income and Non-interest Expense

Service charges on deposit accounts increased $261 thousand, or 12.2%, for the first three months of 2017, as compared with the same periods in 2016. The increases are primarily due to the introduction of a new checking account product during 2016. The income associated with that product was approximately $220 thousand for the first quarter of 2017, as compared to none for the same period in 2016. That product provides ancillary services to customers, while carrying a monthly service charge. A significant component of service charges is related to fees earned on overdrawn checking accounts, which decreased by 2.6%, period to period. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions. This component of service charge income is generally driven by transaction volume, which can fluctuate throughout the year. Conversely, Bancorp continues to develop treasury revenue from cash management services offered to commercial customers. This revenue now represents approximately 25% of service charge income, an increase of approximately 15% over the same period in 2016.

Bankcard transaction revenue increased $96 thousand, or 7.3%, in the first three months of 2017, as compared with the same period in 2016. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. Bancorp began offering credit cards to business customers late in 2015. Revenue on credit cards totaled $253 thousand for the first quarter 2017, compared to $142 thousand for the same period in 2016, a 78.2% increase. Bancorp expects volume of credit card transactions to increase as this product is added to the commercial customer base. Interchange income on debit cards decreased period to period, $1.15 million for the first quarter of 2017 as compared to $1.17 million for the first quarter of 2016, a decrease of $15 thousand, or 1.3%, primarily a result of declining interchange rates. Bancorp expects decreases in interchange rates on debit cards to continue as merchants gravitate to lower cost options in a competitive market.

Stock Yards Bancorp, inc. and subsidiary

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Changes in interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $92 thousand, or 11.6%, for the first three months of 2017, as compared with the same periods in 2016, primarily due to lower transaction volume. A shortage of houses for sale is contributing to this lower demand for loans.

Securities brokerage commissions and fees increased $96 thousand, or 21.7%, for the three-month period ended March 31, 2017 as compared with the same period in 2016. These increases correspond primarily to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank Owned Life Insurance (BOLI) income totaled $204 thousand and $221 thousand for the first quarter of 2017 and 2016, respectively. BOLI assets represent the cash surrender value for life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. BOLI income results from the related change in cash surrender value and any death benefits received under the policies. This income helps offset the cost of various employee benefits.

Other non-interest income decreased $111 thousand, or 20.0%, for the first quarter of 2017 compared with the same period in 2016. Included in this category is swap fee income, which totaled $171 thousand for the first three months of 2016. There was no swap fee income during the first three months of 2017. Opportunities to earn swap fee income are infrequent due to the specialized nature of the transactions. This category includes a variety of other income sources, none of which resulted in individually significant variances.

Salaries and employee benefits increased $1.2 million, or 10.0%, for the first quarter of 2017, compared with the same period in 2016. The increase is largely due to higher compensation expenses, reflecting addition of personnel and increased health care costs. The Bank’s employee health insurance is a self-insured plan and related expenses fluctuate with claims experience. At March 31, 2017, Bancorp had 582 full-time equivalent employees compared with 550 at March 31, 2016.

Net occupancy expense increased $106 thousand, or 7.0%, in the first quarter of 2017, compared with the same period in 2016. The increase was largely due to increased maintenance expense for multiple bank properties and a decrease in sub-lease rents.

Data processing expense increased $324 thousand, or 21.0% in the first quarter of 2017 compared with the same period in 2016. The increase was partially a result of increases in computer infrastructure upgrade and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources. Other factors contributing to the increase were debit card expenses and WM&T data processing expenses. Debit card expenses increased, over the same period in 2016, as a result of increased third party processing and card issuance costs. Expenses related to WM&T expenses increased primarily due to investment research costs which are typically offset by trading volume discounts. For the first quarter of 2017 these expenses were higher due to lower trading activity.

Stock Yards Bancorp, inc. and subsidiary

Furniture and equipment expense decreased slightly for the first three months of 2017, as compared with the same period in 2016. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $98 thousand, or 29.9%, for the first quarter of 2017 compared with the same period in 2016. The assessment is calculated by the FDIC, and the decline in expense is due primarily to a change in assessment methodology. During 2016 the FDIC revised the assessment criteria to more closely aligning FDIC assessments with each financial institution’s risks. Bancorp benefited from this change.

Amortization of investments in tax credit partnerships decreased $399 thousand for the first quarter of 2017 compared with the same periods of 2016. This expense reflects amortization of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $466 thousand or 17.6% in the first quarter of 2017 compared with the same period in 2016. The increase for the 2017 period was largely due to $334 thousand of net recoveries on sales of foreclosed assets in 2016 compared with none in 2017. Also, as described above, during 2016 Bancorp introduced a checking product that offers benefits to account owners. The expense associated with that product was $60 thousand for the first quarter of 2017 as opposed to none in 2016. Other non-interest expenses also include legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

For the first three months of 2017, Bancorp recorded income tax expense of $3.1 million, compared with $3.7 million for the same period in 2016. The effective rate for the three month period was 22.6% in 2017 and 27.2% in 2016. The decrease in the effective tax rate from 2016 to 2017 was largely the result of the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the three months ended March 31, 2017 Bancorp recorded a benefit of $1.0 million for such excess benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital. Tax benefits recorded to capital for the three months ended March 31, 2016 was $404 thousand.

Bancorp invests in certain partnerships that yield federal income tax credits. These tax credits contributed, to a lesser degree, to the change in tax expense and effective tax rate, 2016 to 2017. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of Bancorp’s commitments is included in Note 11.

Stock Yards Bancorp, inc. and subsidiary

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)     Financial Condition

Balance Sheet

Total assets remained unchanged at $3.0 billion at both March 31, 2017 and December 31, 2016. In the first three months of 2017 decreases in both loans and available for sale investments were offset by increased cash held and invested short term. Loans decreased $32.6 million, or 1.4%, primarily as a result of commercial real estate (CRE) loan payoffs, as borrowers moved elsewhere for permanent financing and CRE loans for which collateral was sold. These repayments were largely anticipated. Securities available-for-sale decreased by $13.9 million over the first three months of 2017. The decrease was net of market value changes in the portfolio with unrealized losses at March 31, 2017 of $803 thousand as compared to unrealized losses of $1.9 million at December 31, 2016. Funds from maturing available-for-sale investments were held as cash, or invested short term, to fund future loan growth. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $100 million at March 31, 2017 and December 31, 2016, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy.

Total liabilities decreased $12.0 million, December 31, 2016 to March 31, 2017, from $2.73 billion to $2.71 billion, respectively. Total deposits increased $23.7 million or 0.9%, with increases in money market deposits, $21.0 million, or 3.1%; non-interest bearing deposit accounts, $6.4 million or 0.9%; and savings accounts, $6.3 million, or 4.5%. Interest bearing demand deposit accounts decreased $2.5 million, or 0.3%, as did time deposits, $7.5 million, or 3.0%. Securities sold under agreements to repurchase decreased $1.8 million, or 2.8%, due to normal cyclical activity. Federal funds purchased and other short-term borrowing decreased $36.4 million, or 76.8%, period to period. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities increased $2.9 million or 7.6% largely due to an increase in secured borrowing related to participation loans. See the Elements of Loan Portfolio section below on details related to participations loans.

Stock Yards Bancorp, inc. and subsidiary

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2017	December 31, 2016

Commercial and industrial	$736,633	$736,841
Construction and development, excluding undeveloped land	165,832	192,348
Undeveloped land (1)	21,207	21,496
Real estate mortgage:
Commercial investment	546,957	538,886
Owner occupied commercial	406,209	408,292
1-4 family residential	244,349	249,498
Home equity - first lien	51,076	55,325
Home equity - junior lien	65,806	67,519
Subtotal: real estate mortgage	1,314,397	1,319,520
Consumer	34,709	35,170

Total loans	$2,272,778	$2,305,375

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At March 31, 2017 and December 31, 2016, the total participated portions of loans of this nature were $21.5 million and $15.8 million, respectively.

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

Stock Yards Bancorp, inc. and subsidiary

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the 2017 allowance for loan losses reflected a number of factors, primarily qualitative considerations, continued improvement in key metrics, and expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. Bancorp considers the present asset quality metrics to be exceptionally strong. During its quarterly review of qualitative factors, Bancorp noted a slight elevation in past due loans along with a potential exposure for one pool of classified loans. Due to this increase, Bancorp increased its qualitative allocation for the allowance during the quarter. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of March 31, 2017 the allowance for loan loss was $24.5 million, a $474 thousand increase over the December 31, 2016 balance of $24.0 million. For the comparative periods, the allowance as a percent of average loans was 1.07% and 1.11%, respectively. The allowance as a percent of period end loans, as of each period end, 1.08% and 1.04%, respectively.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Non-accrual loans	$5,099	$5,295
Troubled debt restructuring	988	974
Loans past due 90 days or more and still accruing	-	438

Non-performing loans	6,087	6,707

Foreclosed real estate	3,989	5,033

Non-performing assets	$10,076	$11,740

Non-performing loans as a percentage of total loans	0.27%	0.29%
Non-performing assets as a percentage of total assets	0.33%	0.39%

Non-performing assets as of March 31, 2017 were comprised of 70 non-accrual loans, ranging in amount from $1 to $953 thousand, and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2017 included raw land, both residential development and vacant commercial; a manufacturing facility; a commercial building with multiple tenants; and six residential rental properties.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type

(in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$1,913	$1,767
Construction and development, excluding undeveloped land	444	538
Undeveloped land	474	474

Real estate mortgage
Real estate mortgage - commercial investment	169	107
Real estate mortgage - owner occupied commercial	1,236	1,042
Real estate mortgage - 1-4 family residential	688	984
Home equity	175	383
Subtotal: Real estate mortgage	2,268	2,516
Home equity and consumer loans	-	-

Total loans	$5,099	$5,295

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $45.9 million at March 31, 2017. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $556.1 million at March 31, 2017. The portfolio includes maturities of approximately $183.4 million over the next twelve months, including $100 million of short-term securities which matured in April 2017. Combined with federal funds sold and interest bearing deposits, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2017, total investment securities pledged for these purposes comprised 64% of the available-for-sale investment portfolio, leaving $200.8 million of unpledged securities.

Stock Yards Bancorp, inc. and subsidiary

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000. At March 31, 2017, such deposits totaled $2.5 billion and represented 99% of Bancorp’s total deposits, as compared to $2.5 billion, or 98% of total deposits at December 31, 2016. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high. When market conditions improve, these balances will likely decrease, putting some strain on Bancorp’s liquidity position.

As of March 31, 2017 and December 31, 2016, Bancorp had $498 thousand or 0.02% of total deposits, in brokered deposits.

Included in the total deposit balances at March 31, 2017 is $154.7 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in our markets. As a result of property tax collections in the latter part of each year these accounts provide seasonal excess balances that originate with tax payments and decline leading into the next tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently results in lower net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At March 31, 2017, available credit from the FHLB totaled $500.1 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $80 million at March 31, 2017.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At March 31, 2017, the Bank may pay up to $56.5 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)     Capital Resources

At March 31, 2017, stockholders’ equity totaled $319.7 million, an increase of $5.8 million since December 31, 2016. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $725 thousand at March 31, 2017 compared with a loss of $1.5 million on December 31, 2016. The $774 thousand positive difference is primarily a reflection of the effect of the changing interest rate environment during the first three months of 2017 as short term rates increased slightly, while long term rates decreased.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016

Total risk-based capital (1)
Consolidated	13.49%	13.04%
Bank	13.05	12.57

Common equity tier 1 risk-based capital (1)
Consolidated	12.51	12.10
Bank	12.07	11.63

Tier 1 risk-based capital (1)
Consolidated	12.51	12.10
Bank	12.07	11.63

Leverage (2)
Consolidated	10.64	10.54
Bank	10.25	10.11

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

As of March 31, 2017, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

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

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(in thousands, except per share data)	March 31, 2017	December 31, 2016
Total equity	$319,687	$313,872
Less core deposit intangible	(1,358)	(1,405)
Less goodwill	(682)	(682)
Tangible common equity	$317,647	$311,785

Total assets	$3,033,343	$3,039,481
Less core deposit intangible	(1,358)	(1,405)
Less goodwill	(682)	(682)
Total tangible assets	$3,031,303	$3,037,394

Total shareholders' equity to total assets	10.54%	10.33%
Tangible common equity ratio	10.48	10.26

Number of outstanding shares	22,661	22,617

Book value per share	$14.11	$13.88
Tangible common equity per share	14.02	13.79

Stock Yards Bancorp, inc. and subsidiary

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended
	March 31,
(amounts in thousands)	2017	2016
Non-interest expense	$21,148	$19,540

Net interest income (tax-equivalent)	25,382	23,688
Non-interest income	10,797	10,082
Total revenue	$36,179	$33,770

Efficiency ratio	58.5%	57.9%

(amounts in thousands)	2017	2016
Non-interest expense	$21,148	$19,540
Less: amortization of investments in tax credit partnerships	(616)	(1,015)
Adjusted non-interest expense	20,532	18,525

Net interest income (tax-equivalent)	25,382	23,688
Non-interest income	10,797	10,082
Total revenue	$36,179	$33,770

Adjusted efficiency ratio	56.8%	54.9%

 f)     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is reviewing existing contractual arrangements and is evaluating how implementation of ASU 2-14-09 will impact results of operations. Bancorp continues to evaluate and develop processes and controls for ongoing procedural and disclosure requirements of the standard.

Stock Yards Bancorp, inc. and subsidiary

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

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp has evaluated existing lease commitments and does not expect adoption to have a significant impact on Bancorp’s operations or financial statements.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This standard will likely have a significant impact on the way Bancorp recognizes credit impairment on loans. Under current US GAAP, credit impairment losses are determined using an incurred-loss model, which recognizes credit losses only when it is probable that all contractual cash flows will not be collected. The initial recognition of loss under CECL differs from current US GAAP because recognition of credit losses will not be based on any triggering event. This should generally result in credit impairment being recognized earlier and immediately after the financial asset is originated or purchased. Bancorp is evaluating existing accounting processes, internal controls, and technology capabilities to determine what changes will be needed to address the new requirements. These processes and controls will require significant judgment, collection and analysis of additional data, and use of estimates. Technology and other resources are being upgraded or modified to capture additional data to support the accounting and disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. As noted above, Bancorp is evaluating the potential impact of adoption of ASU 2016-13.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize at the transaction date the income tax consequences of inter-company asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

Stock Yards Bancorp, inc. and subsidiary

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Entities may early adopt the ASU and apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. Bancorp is evaluating the potential impact of implementation of this standard on the consolidated financial statements of the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the guidance in Subtopic 610-20 on accounting for derecognition of a nonfinancial asset. The ASU also defines in-substance nonfinancial assets and includes guidance on partial sales of nonfinancial assets. An entity is required to apply the amendments in this ASU at the same time that it applies ASU 2014-09. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

Stock Yards Bancorp, inc. and subsidiary

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

The FASB also issued a series of other ASUs, which update ASU 2014-09. The effective dates for ASU 2014-09 have been updated by ASU 2015-14, Deferral of the Effective Date. For public business entities, certain employee benefit plans, and certain not-for-profit entities, ASU 2014-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual and interim periods in fiscal years beginning after December 15, 2016. Bancorp is including these ASUs in its evaluation and implementation efforts relative to ASU 2014-09.

Other ASUs applicable to the implementation of ASU 2014-09:

•     ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•     ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•     ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•     ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Based on their evaluation of Bancorp’s disclosure controls and procedures, the Chief Executive and Chief Financial Officers have concluded that, because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2016, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of March 31, 2017. However, based on a number of factors, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

With regard to the material weakness, our remediation efforts began during the quarter ended March 31, 2017. We are changing how certain controls are designed, performed and documented. We increased staffing in the internal loan review department, the area responsible for assessment of loan grades. We must now demonstrate the effectiveness of these changes with an appropriate amount of consistency and for a sufficient period of time to conclude that the control is functioning properly. Other than these changes, based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2017 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Stock Yards Bancorp, inc. and subsidiary

PART II – OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2017.

			Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

Jan 1	-	Jan 31	2,446	$46.80	—	—
Feb 1	-	Feb 28	10,978	45.43	—	—
Mar 1	-	Mar 31	31,414	40.64	—	—
Total			44,838	$42.15	—	—

(1)     Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

Item 6.   Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2017 Quarterly Report on Form 10-Q, filed on May 5, 2017, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Stock Yards Bancorp, inc. and subsidiary

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: May 5, 2017	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman
and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer