Form 10-Q
period 2017-06-30
Stock Yards Bancorp, Inc.
filed 2017-08-04
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 26, 2017 was 22,659,928.

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

Index

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank Owned Life Insurance
BP	Basis Point = 1/100th of one percent
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GNMA	Government National Mortgage Association
WM&T	Wealth management and trust department
LIBOR	London Interbank Offered Rate
MSR	Mortgage Servicing Right
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PSU	Performance Stock Unit
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
US GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2017 (unaudited) and December 31, 2016
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$44,902	$39,709
Federal funds sold and interest bearing deposits	80,223	8,264
Cash and cash equivalents	125,125	47,973
Mortgage loans held for sale	3,055	3,213
Securities available-for-sale (amortized cost of $576,776 in 2017 and $571,936 in 2016)	576,291	570,074
Federal Home Loan Bank stock and other securities	7,666	6,347
Loans	2,309,668	2,305,375
Less allowance for loan losses	25,115	24,007
Net loans	2,284,553	2,281,368

Premises and equipment, net	41,431	42,384
Bank owned life insurance	31,656	31,867
Accrued interest receivable	6,865	6,878
Other assets	50,120	49,377
Total assets	$3,126,762	$3,039,481

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$696,085	$680,156
Interest bearing	1,782,461	1,840,392
Total deposits	2,478,546	2,520,548

Securities sold under agreements to repurchase	65,024	67,595
Federal funds purchased and other short-term borrowings	161,463	47,374
Federal Home Loan Bank advances	50,433	51,075
Accrued interest payable	187	144
Other liabilities	44,609	38,873
Total liabilities	2,800,262	2,725,609

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outsanding	-	-
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,662,338 and 22,617,098 shares in 2017 and 2016, respectively	36,400	36,250
Additional paid-in capital	29,753	26,682
Retained earnings	260,956	252,439
Accumulated other comprehensive loss	(609)	(1,499)
Total stockholders’ equity	326,500	313,872
Total liabilities and stockholders’ equity	$3,126,762	$3,039,481

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the three and six months ended June 30, 2017 and 2016
(In thousands, except per share data)

	For three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans	$24,351	$22,563	$48,411	$44,556
Federal funds sold and interest bearing deposits	276	111	410	300
Mortgage loans held for sale	53	59	97	119
Securities – taxable	2,056	2,123	4,170	4,278
Securities – tax-exempt	277	306	558	609
Total interest income	27,013	25,162	53,646	49,862
Interest expense:
Deposits	1,481	979	2,644	1,975
Federal funds purchased and other short-term borrowing	29	23	48	38
Securities sold under agreements to repurchase	32	29	67	62
Federal Home Loan Bank advances	239	181	471	368
Total interest expense	1,781	1,212	3,230	2,443
Net interest income	25,232	23,950	50,416	47,419
Provision for loan losses	600	750	1,500	1,250
Net interest income after provision for loan losses	24,632	23,200	48,916	46,169
Non-interest income:
Wealth management and trust services	5,153	4,807	10,247	9,419
Service charges on deposit accounts	2,439	2,262	4,846	4,408
Bankcard transactions	1,514	1,433	2,920	2,743
Mortgage banking	897	1,030	1,599	1,824
Securities brokerage	494	538	1,033	981
Bank owned life insurance	556	220	760	441
Other	622	488	1,067	1,044
Total non-interest income	11,675	10,778	22,472	20,860
Non-interest expenses:
Salaries and employee benefits	12,849	11,971	26,261	24,166
Net occupancy	1,514	1,546	3,144	3,070
Data processing	2,121	1,881	3,989	3,425
Furniture and equipment	268	291	545	576
FDIC insurance	244	351	474	679
Amortization of investments in tax credit partnerships	615	1,016	1,231	2,031
Other	3,735	3,137	6,850	5,786
Total non-interest expenses	21,346	20,193	42,494	39,733
Income before income taxes	14,961	13,785	28,894	27,296
Income tax expense	4,359	3,676	7,501	7,352
Net income	$10,602	$10,109	$21,393	$19,944
Net income per share:
Basic	$0.47	$0.45	$0.94	$0.89
Diluted	$0.46	$0.45	$0.92	$0.88
Average common shares:
Basic	22,783	22,336	22,788	22,295
Diluted	23,241	22,704	23,271	22,658

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2017 and 2016
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$10,602	$10,109	$21,393	$19,944
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Unrealized gains arising during the period , net of tax expense of $112, $863, $482, and $2,831, respectively	206	1,603	895	5,256
Unrealized losses on hedging instruments:
Unrealized losses arising during the period, net of tax benefit of $49, $53, $2, $236, respectively	(90)	(99)	(5)	(438)
Other comprehensive income, net of tax	116	1,504	890	4,818
Comprehensive income	$10,718	$11,613	$22,283	$24,762

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the six months ended June 30, 2017 and 2016
(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519
Net income	-	-	-	19,944	-	19,944

Other comprehensive income, net of tax	-	-	-	-	4,818	4,818

Stock compensation expense	-	-	1,073	-	-	1,073

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	103	342	1,829	(1,689)	-	482

3 for 2 stock split	7,494	24,956	(24,956)

Cash dividends, $0.35 per share	-	-	-	(7,785)	-	(7,785)

Shares cancelled	(6)	(20)	(164)	184	-	-

Balance June 30, 2016	22,510	$35,894	$21,962	$241,745	$5,450	$305,051

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872
Net income	-	-	-	21,393	-	21,393

Other comprehensive income, net of tax	-	-	-	-	890	890

Stock compensation expense	-	-	1,342	-	-	1,342

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	50	164	1,820	(4,146)	-	(2,162)

Cash dividends, $0.39 per share	-	-	-	(8,835)	-	(8,835)

Shares cancelled	(5)	(14)	(91)	105	-	-

Balance June 30, 2017	22,662	$36,400	$29,753	$260,956	$(609)	$326,500

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016
(In thousands)

	2017	2016
Operating activities:
Net income	$21,393	$19,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,250
Depreciation, amortization and accretion, net	4,399	5,292
Deferred income tax provision	(517)	447
Gain on sales of mortgage loans held for sale	(963)	(1,103)
Origination of mortgage loans held for sale	(49,168)	(57,433)
Proceeds from sale of mortgage loans held for sale	50,289	58,931
Bank owned life insurance income	(760)	(441)
Loss (gain) on the sale of other real estate	64	(443)
Stock compensation expense	1,342	1,073
Excess tax benefits from share-based compensation arrangements	(1,120)	(520)
Decrease in accrued interest receivable and other assets	(4,015)	(5,246)
Increase in accrued interest payable and other liabilities	6,883	12,321
Net cash provided by operating activities	29,327	34,072
Investing activities:
Purchases of securities available for sale	(251,196)	(227,714)
Proceeds from sale of securities available for sale	-	-
Proceeds from maturities of securities available for sale	245,010	232,825
Purchase of Federal Home Loan Bank stock	(1,319)	-
Net increase in loans	(4,685)	(144,605)
Purchases of premises and equipment	(839)	(4,660)
Proceeds from disposal of premises and equipment	207	-
Proceeds from mortality benefit of bank owned life insurance	970	-
Proceeds from sale of foreclosed assets	1,784	1,401
Net cash used in investing activities	(10,068)	(142,753)
Financing activities:
Net decrease in deposits	(42,002)	(21,754)
Net increase in securities sold under agreements to repurchase and federal funds purchased	111,518	84,588
Proceeds from Federal Home Loan Bank advances	60,000	160,000
Repayments of Federal Home Loan Bank advances	(60,642)	(160,466)
Proceeds (used for) and received from settlement of stock awards	(216)	1,045
Excess tax benefits from share-based compensation arrangements	-	520
Common stock repurchases	(1,946)	(1,083)
Cash dividends paid	(8,819)	(7,768)
Net cash provided by financing activities	57,893	55,082
Net increase (decrease) in cash and cash equivalents	77,152	(53,599)
Cash and cash equivalents at beginning of period	47,973	103,833
Cash and cash equivalents at end of period	$125,125	$50,234
Supplemental cash flow information:
Income tax payments	$4,473	$5,490
Cash paid for interest	3,187	2,438
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$-	$1,511

See accompanying notes to unaudited consolidated financial statements.

Stock Yards Bancorp, inc. and subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (US GAAP) for complete financial statements. The consolidated unaudited financial statements of Stock Yards Bancorp, Inc. (“Bancorp”) and its subsidiary reflect all adjustments (consisting only of adjustments of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods.

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”). Significant inter-company transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, valuation of available-for sale securities, other real estate owned and income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2016 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of results for the entire year.

Critical Accounting Policies

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision for loan losses reflects an allowance methodology driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. In the first quarter of 2017, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 24 quarters to 28 quarters. This extension of the historical period was applied to all classes and segments of the portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused management to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation, resulting in the same expansion of the look-back period for the qualitative factors. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp. The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at June 30, 2017 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized		Fair
June 30, 2017	cost	Gains	Losses	value

Government sponsored enterprise obligations	$366,762	$789	$873	$366,678
Mortgage-backed securities - government agencies	155,933	709	1,768	154,874
Obligations of states and political subdivisions	53,428	710	102	54,036
Corporate equity securities	653	50	-	703

Total securities available for sale	$576,776	$2,258	$2,743	$576,291

December 31, 2016

U.S. Treasury and other U.S. Government obligations	$74,997	$1	$-	$74,998
Government sponsored enterprise obligations	268,784	800	1,494	268,090
Mortgage-backed securities - government agencies	170,344	735	2,236	168,843
Obligations of states and political subdivisions	57,158	682	396	57,444
Corporate equity securities	653	46	-	699

Total securities available for sale	$571,936	$2,264	$4,126	$570,074

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of June 30, 2017 or December 31, 2016.

Bancorp sold no securities during the three or six month periods ending June 30, 2016 or 2017.

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by contractual maturity groupings as of June 30, 2017 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$222,639	$222,690
Due after 1 but within 5 years	80,328	80,586
Due after 5 but within 10 years	15,689	15,626
Due after 10 years	101,534	101,812
Mortgage-backed securities – government agencies	155,933	154,874
Corporate equity securities	653	703

Total securities available-for-sale	$576,776	$576,291

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. In addition to equity securities, the investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on underlying collateral.

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $314.2 million at June 30, 2017 and $380.4 million at December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at June 30, 2017 and December 31, 2016, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$185,503	$663	$37,819	$210	$223,322	$873
Mortgage-backed securities - government agencies	87,161	1,383	9,952	385	97,113	1,768
Obligations of states and political subdivisions	12,948	68	2,853	34	15,801	102

Total temporarily impaired securities	$285,612	$2,114	$50,624	$629	$336,236	$2,743

December 31, 2016
Government sponsored enterprise obligations	$154,951	$1,344	$3,485	$150	$158,436	$1,494
Mortgage-backed securities - government agencies	115,374	1,873	9,914	363	125,288	2,236
Obligations of states and political subdivisions	29,893	380	1,478	16	31,371	396

Total temporarily impaired securities	$300,218	$3,597	$14,877	$529	$315,095	$4,126

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2017 and December 31, 2016. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “investments with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	June 30, 2017	December 31, 2016

Commercial and industrial	$749,036	$736,841
Construction and development, excluding undeveloped land	175,627	192,348
Undeveloped land	20,992	21,496

Real estate mortgage:
Commercial investment	547,196	538,886
Owner occupied commercial	408,558	408,292
1-4 family residential	255,939	249,498
Home equity - first lien	52,560	55,325
Home equity - junior lien	65,344	67,519
Subtotal: Real estate mortgage	1,329,597	1,319,520

Consumer	34,416	35,170

Total loans	$2,309,668	$2,305,375

 STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table presents the balance of the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2017 and December 31, 2016.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
June 30, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$749,036	$175,627	$20,992	$1,329,597	$34,416	$2,309,668

Loans collectively evaluated for impairment	$746,390	$175,215	$20,519	$1,326,705	$34,359	$2,303,188

Loans individually evaluated for impairment	$2,624	$412	$473	$2,310	$57	$5,876

Loans acquired with deteriorated credit quality	$22	$-	$-	$582	$-	$604

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	1,723	(110)	(82)	(129)	98	1,500
Charge-offs	(482)	-	-	(34)	(257)	(773)
Recoveries	120	-	-	64	197	381
At June 30, 2017	$11,844	$1,813	$602	$10,474	$382	$25,115

Allowance for loans collectively evaluated for impairment	$10,916	$1,813	$602	$10,474	$325	$24,130

Allowance for loans individually evaluated for impairment	$928	$-	$-	$-	$57	$985

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$736,841	$192,348	$21,496	$1,319,520	$35,170	$2,305,375

Loans collectively evaluated for impairment	$734,139	$191,810	$21,022	$1,316,400	$35,111	$2,298,482

Loans individually evaluated for impairment	$2,682	$538	$474	$2,516	$59	$6,269

Loans acquired with deteriorated credit quality	$20	$-	$-	$604	$-	$624

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,775	275	(130)	(68)	148	3,000
Charge-offs	(1,216)	(133)	-	(576)	(568)	(2,493)
Recoveries	279	21	-	342	417	1,059
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007

Allowance for loans collectively evaluated for impairment	$9,276	$1,923	$683	$10,573	$285	$22,740

Allowance for loans individually evaluated for impairment	$1,207	$-	$1	$-	$59	$1,267

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

The considerations by Bancorp in computing its allowance for loan losses are determined based on various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

Commercial and industrial loans: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from cash flows of the business. A decline in the strength of the business or a weakened economy and resultant decreased consumer and/or business spending may have an effect on credit quality in this loan category.

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

Stock Yards Bancorp, inc. and subsidiary

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is primarily dependent upon the financial strength of the borrower, and can be affected by market conditions and time to develop land for ultimate sale. Credit risk is also affected by availability of development financing to the extent such financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner occupied residential and commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants in addition to the borrower. Underlying properties are generally located in Bancorp's primary market areas. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy that may cause increased vacancy rates, which in turn, could have an effect on credit quality. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates, could have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at June 30, 2017 and December 31, 2016. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2015	$3	$189

Accretion	(3)	(41)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2016	$-	$148

Accretion	-	-
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at June 30, 2017	$-	$148

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following tables present loans individually evaluated for impairment as of June 30, 2017 and December 31, 2016.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
June 30, 2017	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$40	$40	$-	$187
Construction and development, excluding undeveloped land	412	412	-	465
Undeveloped land	473	473	-	393

Real estate mortgage
Commercial investment	165	171	-	147
Owner occupied commercial	1,309	1,501	-	1,196
1-4 family residential	667	740	-	750
Home equity - first lien	-	-	-	-
Home equity - junior lien	169	180	-	272
Subtotal: Real estate mortgage	2,310	2,592	-	2,365

Consumer	-	-	-	-
Subtotal	$3,235	$3,517	$-	$3,410

Loans with an allowance recorded:
Commercial and industrial	$2,584	$3,167	$928	$2,529
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	80

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	-
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	-

Consumer	57	57	57	58
Subtotal	$2,641	$3,224	$985	$2,667

Total:
Commercial and industrial	$2,624	$3,207	$928	$2,716
Construction and development, excluding undeveloped land	412	412	-	465
Undeveloped land	473	473	-	473

Real estate mortgage
Commercial investment	165	171	-	147
Owner occupied commercial	1,309	1,501	-	1,196
1-4 family residential	667	740	-	750
Home equity - first lien	-	-	-	-
Home equity - junior lien	169	180	-	272
Subtotal: Real estate mortgage	2,310	2,592	-	2,365

Consumer	57	57	57	58
Total	$5,876	$6,741	$985	$6,077

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$322	$465	$-	$1,947
Construction and development, excluding undeveloped land	538	708	-	108
Undeveloped land	233	265	-	76

Real estate mortgage
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,356
1-4 family residential	895	896	-	962
Home equity - first lien	-	-	-	3
Home equity - junior lien	472	472	-	333
Subtotal: Real estate mortgage	2,516	2,954	-	2,847

Consumer	-	-	-	18
Subtotal	$3,609	$4,392	$-	$4,996

Loans with an allowance recorded:
Commercial and industrial	$2,360	$2,835	$1,207	$1,619
Construction and development, excluding undeveloped land	-	-	-	182
Undeveloped land	241	241	1	149

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	554
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	554

Consumer	59	59	59	63
Subtotal	$2,660	$3,135	$1,267	$2,567

Total:
Commercial and industrial	$2,682	$3,300	$1,207	$3,566
Construction and development, excluding undeveloped land	538	708	-	290
Undeveloped land	474	506	1	225

Real estate mortgage	-	-	-	-
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,910
1-4 family residential	895	896	-	962
Home equity - first lien	-	-	-	3
Home equity - junior lien	472	472	-	333
Subtotal: Real estate mortgage	2,516	2,954	-	3,401

Consumer	59	59	59	81
Total	$6,269	$7,527	$1,267	$7,563

Differences between recorded investment amounts and unpaid principal balance amounts are due to partial charge-offs and interest and late charges paid on non-accrual loans which have occurred over the life of loans. Unpaid principal balance is reduced by these items to arrive at the recorded investment in the loan.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had loans totaling $231 thousand past due more than 90 days and still accruing interest at June 30, 2017, compared with $438 thousand at December 31, 2016.

The following table presents the recorded investment in non-accrual loans as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016

Commercial and industrial	$1,718	$1,767
Construction and development, excluding undeveloped land	412	538
Undeveloped land	473	474

Real estate mortgage
Commercial investment	165	107
Owner occupied commercial	1,309	1,042
1-4 family residential	667	984
Home equity - first lien	-	-
Home equity - junior lien	169	383
Subtotal: Real estate mortgage	2,310	2,516

Consumer	-	-

Total	$4,913	$5,295

In the course of working with borrowers, Bancorp may elect to restructure contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic or legal reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At June 30, 2017 Bancorp had $963 thousand of accruing loans classified as TDRs. No loans were modified and classified as TDRs in the three-month period ended June 30, 2017. One commercial loan, with a recorded investment of $37,000 at June 30, 2017, was modified and classified as TDRs in the six-month period ended June 30, 2017. The pre and post-modification balance for this loan was $39,000. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

At June 30, 2016 Bancorp had $1.0 million of accruing loans classified as TDR. Bancorp did not modify or classify any additional loans as TDR during the three or six month periods ended June 30, 2016.

No loans classified and reported as troubled debt restructured within the twelve months prior to June 30, 2017 defaulted during the three or six-month periods ended June 30, 2017. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at June 30, 2017, had a total allowance allocation of $171 thousand, compared with $207 thousand at December 31, 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

At June 30, 2017 and December 31, 2016, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

At June 30, 2017 formal foreclosure proceedings were in process on two loans with a total recorded investment of $75 thousand.

The following table presents aging of the recorded investment in loans as of June 30, 2017 and December 31, 2016.

(in thousands)
June 30, 2017	Current	30-59 days past due	60-89 days past due	90 or more days past due (includes) non-accrual)	Total past due	Total loans	Recorded investment > 90 days and accruing

Commercial and industrial	$746,564	$95	$659	$1,718	$2,472	$749,036	$-
Construction and development, excluding undeveloped land	175,215	-	-	412	412	175,627	-
Undeveloped land	20,519	-	-	473	473	20,992	-

Real estate mortgage
Commercial investment	546,775	178	78	165	421	547,196	-
Owner occupied commercial	407,065	-	125	1,368	1,493	408,558	59
1-4 family residential	254,068	1,026	6	839	1,871	255,939	172
Home equity - first lien	52,517	21	22	-	43	52,560	-
Home equity - junior lien	64,930	221	24	169	414	65,344	-
Subtotal: Real estate mortgage	1,325,355	1,446	255	2,541	4,242	1,329,597	231

Consumer	34,390	25	1	-	26	34,416	-
Total	$2,302,043	$1,566	$915	$5,144	$7,625	$2,309,668	$231

December 31, 2016

Commercial and industrial	$734,682	$84	$290	$1,785	$2,159	$736,841	$18
Construction and development, excluding undeveloped land	191,810	-	-	538	538	192,348	-
Undeveloped land	21,022	-	-	474	474	21,496	-

Real estate mortgage
Commercial investment	537,998	631	64	193	888	538,886	86
Owner occupied commercial	406,726	342	-	1,224	1,566	408,292	182
1-4 family residential	246,730	1,174	576	1,018	2,768	249,498	34
Home equity - first lien	55,027	231	21	46	298	55,325	46
Home equity - junior lien	66,911	99	126	383	608	67,519	72
Subtotal: Real estate mortgage	1,313,392	2,477	787	2,864	6,128	1,319,520	420

Consumer	34,965	28	105	72	205	35,170	-
Total	$2,295,871	$2,589	$1,182	$5,733	$9,504	$2,305,375	$438

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

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize repayment of the debt. Default is a distinct possibility if deficiencies are not corrected.

●

Substandard non-performing: Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as troubled debt restructurings. Loans are placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more. While on non-accrual status, payments of interest are applied to reduce the recorded investment in the loan.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make repayment on the basis of currently existing facts, conditions and values, highly questionable and improbable.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

As of June 30, 2017 and December 31, 2016, the internally assigned risk grades of loans by category were as follows:

(in thousands)
June 30, 2017	Pass	OAEM	Substandard	Substandard non-performing	Doubtful	Total loans

Commercial and industrial	$716,183	$15,290	$14,939	$2,624	$-	$749,036
Construction and development, excluding undeveloped land	174,890	-	325	412	-	175,627
Undeveloped land	20,489	-	30	473	-	20,992

Real estate mortgage
Commercial investment	545,429	1,581	21	165	-	547,196
Owner occupied commercial	397,218	6,891	3,081	1,368	-	408,558
1-4 family residential	253,227	1,012	861	839	-	255,939
Home equity - first lien	52,560	-	-	-	-	52,560
Home equity - junior lien	64,848	9	318	169	-	65,344
Subtotal: Real estate mortgage	1,313,282	9,493	4,281	2,541	-	1,329,597

Consumer	34,237	104	18	57	-	34,416
Total	$2,259,081	$24,887	$19,593	$6,107	$-	$2,309,668

December 31, 2016

Commercial and industrial	$714,025	$14,266	$5,850	$2,700	$-	$736,841
Construction and development, excluding undeveloped land	191,455	-	355	538	-	192,348
Undeveloped land	21,022	-	-	474	-	21,496

Real estate mortgage
Commercial investment	538,688	-	5	193	-	538,886
Owner occupied commercial	396,997	7,960	2,111	1,224	-	408,292
1-4 family residential	247,888	-	592	1,018	-	249,498
Home equity - first lien	55,279	-	-	46	-	55,325
Home equity - junior lien	66,710	-	426	383	-	67,519
Subtotal: Real estate mortgage	1,305,562	7,960	3,134	2,864	-	1,319,520

Consumer	35,039	-	-	131	-	35,170
Total	$2,267,103	$22,226	$9,339	$6,707	$-	$2,305,375

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(4)	Goodwill and Intangible Assets

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At June 30, 2017, the unamortized core deposit intangible was $1.3 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at both June 30, 2017 and December 31, 2016 were $2.7 million. Total outstanding principal balances of loans serviced for others were $356.4 million and $372.2 million at June 30, 2017, and December 31, 2016, respectively.

Changes in the net carrying amount of MSRs for the six months ended June 30, 2017 and 2016 are shown in the following table:

	For the six months
	ended June 30,
(in thousands)	2017	2016
Balance at beginning of period	$921	$1,018
Additions for mortgage loans sold	93	70
Amortization	(145)	(118)
Balance at end of period	$869	$970

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(5)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Current income tax expense
Federal	$4,722	$4,222	$7,725	$6,595
State	179	186	293	310
Total current income tax expense	4,901	4,408	8,018	6,905

Deferred income tax (benefit) expense
Federal	(631)	(711)	(657)	390
State	(24)	(21)	14	57
Total deferred income tax expense (benefit)	(655)	(732)	(643)	447
Change in valuation allowance	113	-	126	-
Total income tax expense	$4,359	$3,676	$7,501	$7,352

An analysis of the difference between statutory and effective income tax rates for the six months ended June 30, 2017 and 2016 follows:

	Six months ended June 30,
	2017	2016
U.S. federal statutory income tax rate	35.0%	35.0%
Tax credits	(5.3)	(9.5)
Excess tax benefits from share-based compensation arrangements	(3.8)	-
Increase in cash surrender value of life insurance	(1.6)	(0.9)
Tax exempt interest income	(1.1)	(1.3)
State income taxes, net of federal benefit	0.7	0.9
Other, net	2.1	2.7
Effective income tax rate	26.0%	26.9%

State income tax expense represents taxes owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

Bancorp’s results for the first six months of 2017 reflect implementation of Accounting Standards Update 2016-09, which provides guidance for the recognition of excess tax benefits and deficiencies related to share-based payment awards. Effective for fiscal years beginning after December 15, 2016, ASU 2016-09 changes the way these benefits and deficiencies are recorded. Prior to 2017 they were recorded in additional paid-in capital, and therefore did not affect earnings. Beginning in 2017, these amounts are being recorded as tax expense or benefit in the income statement. For the three and six month periods ending June 30, 2017 Bancorp recorded benefits of $99 thousand and $1.1 million, respectively, within the provision for income tax expense for such awards.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2017 and December 31, 2016, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2012.

(6)	Deposits

The composition of the Bank’s deposits outstanding at June 30, 2017 (unaudited) and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
(in thousands)
Non-interest bearing demand	$696,085	$680,156

Interest bearing deposits:
Interest bearing demand	717,893	768,139
Savings	151,811	140,030
Money market	677,482	682,421

Time deposits of more than $250,000	35,242	40,427
Other time deposits	200,033	209,375
Total time deposits	235,275	249,802

Total interest bearing deposits	1,782,461	1,840,392

Total deposits	$2,478,546	$2,520,548

Maturities of time deposits of more than $250,000, outstanding at June 30, 2017, are summarized as follows:

(in thousands)	Amount

3 months or less	$9,463
Over 3 through 6 months	8,736
Over 6 through 12 months	5,982
Over 1 through 3 years	7,534
Over 3 years	3,527
Total	$35,242

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $65.0 million and $67.6 million at June 30, 2017 and December 31, 2016, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At June 30, 2017, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned by and under the control of Bancorp.

(8)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $50.4 million and $51.1 million at June 30, 2017 and December 31, 2016, respectively, via 14 separate fixed-rate advances. As of June 30, 2017, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $20.4 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of contractual maturities and average effective rates of outstanding advances:

(In thousands)	June 30, 2017		December 31, 2016
Year	Advance	Fixed Rate	Advance	Fixed Rate
2017	$30,000	1.18%	$30,000	0.70%
2020	1,765	2.23	1,790	2.23
2021	324	2.12	359	2.12
2024	2,558	2.36	2,661	2.36
2025	5,752	2.43	6,025	2.43
2026	8,751	1.99	8,936	1.99
2028	1,283	1.48	1,304	1.48

Total	$50,433	1.57%	$51,075	1.30%

In addition to fixed-rate advances listed above, at June 30, 2017 Bancorp had a $150 million cash management advance from the FHLB. This advance matured in the first week of July, 2017 and was used to manage Bancorp’s overall cash position. Due to the short term of the advance, it was recorded on the consolidated balance sheet within Federal funds purchased and other short-term borrowings.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At June 30, 2017, the amount of available credit from the FHLB totaled $316.8 million.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(9)	Other Comprehensive Income

The following table illustrates activity within the balances of accumulated other comprehensive income by component, and is shown for the six months ended June 30, 2017 and 2016.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Net current period other comprehensive gain (loss)	5,256	(438)	-	4,818
Balance at June 30, 2016	$6,221	$(498)	$(273)	$5,450

Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive income gain (loss)	895	(5)	-	890
Balance at June 30, 2017	$(316)	$(21)	$(272)	$(609)

(10)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(11)	Net Income Per Share

The following table reflects, for the three and six months ended June 30, 2017 and 2016, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
(in thousands, except per share data)	June 30,		June 30,
	2017	2016	2017	2016
Net income	$10,602	$10,109	$21,393	$19,944
Average shares outstanding	22,783	22,336	22,788	22,295
Dilutive securities	458	368	483	363

Average shares outstanding including dilutive securities including dilutive securities	23,241	22,704	23,271	22,658

Net income per share, basic	$0.47	$0.45	$0.94	$0.89
Net income per share, diluted	$0.46	$0.45	$0.92	$0.88

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(12)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. All three officers are fully vested as of June 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $34 thousand each for both three-month periods ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the net periodic benefit costs totaled $69 thousand and $67 thousand, respectively.

(13)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of June 30, 2017, there were 277,216 shares available for future awards.

Options, which have not been granted since 2007, generally had a vesting schedule of 20% per year and as of February 2017; all options have been exercised or expired. Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year. SARs expire ten years after the grant date unless unvested grants are forfeited due to employment termination. SARs granted under the 2005 plan expire as late as 2025.

Restricted shares granted to officers vest over five years. All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015, 2016, and 2017, forfeitable dividends are deferred until shares are vested.

Grants of performance stock units (“PSUs”) vest based upon service and a three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Beginning in 2015, grants require a one year post-vesting holding period. For 2015, 2016 and 2017, the fair value of such grants incorporates a liquidity discount of 4.80%, 4.50% and 5.12%, respectively, related to the holding period.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs is equal to the fair value of underlying shares on the date of grant.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense before income taxes	$682	$560	$1,342	$1,073

Less: deferred tax benefit	(239)	(196)	(470)	(376)
Reduction of net income	$443	$364	$872	$697

Bancorp’s net income for the three and six-month periods ended June 30, 2017 reflected the implementation of ASU 2016-09 which changed the way excess tax benefits and deficiencies related to share-based compensation are recorded. Prior to 2017 these were recorded directly to additional paid-in capital and, thus did not affect earnings. Beginning in 2017 these are recorded as a tax expense or benefit in the income statement. For the three and six months ended June 30, 2017 these benefits resulted in a $99 thousand and a $1.1 million increase in net income, respectively. This tax benefit is not reflected in the table above.

Bancorp expects to record an additional $1.4 million of stock-based compensation expense in 2017 for equity grants outstanding as of June 30, 2017. As of June 30, 2017, Bancorp has $5.6 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $216 thousand during the first six months of 2017 for purchase of shares upon vesting of restricted stock units, net of cash received for options exercised. This compares to cash received of $1.0 million during the first six months of 2016 for similar activity.

Fair values of Bancorp’s SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires input of assumptions, changes to which can materially affect the fair value estimate. Fair value of restricted shares is equal to Bancorp’s closing stock price on the date of grant. The following assumptions were used in SAR valuations at the grant date in each year:

	2017	2016

Dividend yield	2.72%	2.94%
Expected volatility	19.47%	19.31%
Risk free interest rate	2.29%	1.70%
Expected life of SARs (in years)	7.0	7.3

Dividend yield and expected volatility are based on historical information for Bancorp for time periods corresponding to the expected life of options and SARs granted. Expected volatility is the price volatility of the underlying shares for the expected term measured on a monthly basis. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the award. The expected life of SARs is based on actual experience of past like-term SARs. Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2016 and the six month period ended June 30, 2017 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2015
Vested and exercisable	656	$14.02	-	19.44	$15.75	$6,191	$3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Granted	88	25.76	-	33.08	25.84	1,866	3.56
Exercised	(272)	14.02	-	17.89	16.38	4,155	3.73
Forfeited	(3)	14.02	-	15.84	15.18	60	2.94

At December 31, 2016
Vested and exercisable	475	14.02	-	24.56	15.72	14,820	3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	-	6.34
Exercised	(22)	14.02	-	17.89	15.54	644	3.43
Forfeited	-		-		-	-	-

At June 30, 2017
Vested and exercisable	544	14.02	-	25.76	16.34	12,261	3.15	4.3
Unvested	215	15.24	-	40.00	26.45	2,729	4.17	8.2
Total outstanding	759	14.02	-	40.00	19.17	$14,990	3.44	5.4

Vested year-to-date	92	$15.24	-	25.76	$19.34	$1,795	$3.18

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price. 46,410 shares had an intrinsic value of zero because the exercise price for those shares exceeded the current market price at June 30, 2017. There are no options outstanding as of June 30, 2017; all have been exercised or have expired.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

A summary of activity for restricted shares of common stock granted to officers for the periods ending December 31, 2016 and June 30, 2017 is outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2015	155,858	$18.98

2016 activity:
Shares awarded	51,122	25.78
Restrictions lapsed and shares released	(49,265)	17.98
Shares forfeited	(12,480)	20.69
Unvested at December 31, 2016	145,235	$21.57

2017 activity:
Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,220)	19.76
Shares forfeited	(4,374)	24.10
Unvested at June 30, 2017	123,266	$27.57

Bancorp awarded PSUs to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year. Shares awarded in January of 2017 under the 2014 grant totaled 50,022.

The following table outlines outstanding PSU grants:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2015	3	$20.02	51,910
2016	3	22.61	58,786
2017	3	35.66	24,756

In the first quarter of 2017, Bancorp awarded 4,680 RSUs to directors of Bancorp with a grant date fair value of $220 thousand. No awards were made in the three months ended June 30, 2017.

(14)	Stock Split

On April 29, 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this split.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(15)	Commitments and Contingent Liabilities

As of June 30, 2017, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at June 30, 2017 commitments to extend credit of $670.4 million, including standby letters of credit of $17.0 million, represent normal banking transactions. Commitments to extend credit were $628.3 million, including letters of credit of $15.6 million, as of December 31, 2016. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2017, Bancorp had accrued $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

Also, as of June 30, 2017, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The guidance also establishes a hierarchy to group assets and liabilities carried at fair value in three levels based upon the markets in which the assets and liabilities trade and the source of assumptions used to determine fair value. These levels are:

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

The portfolio of investment securities available-for-sale is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), obligations of state and political subdivisions and corporate equity securities. U.S. Treasury and publicly traded corporate equity securities are priced using quoted prices of identical securities in an active market. These measurements are classified as Level 1 in the hierarchy above. All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at June 30, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$366,678	$-	$366,678	$-
Mortgage-backed securities - government agencies	154,874	-	154,874	-
Obligations of states and political subdivisions	54,036	-	54,036	-
Corporate equity securities	703	703	-	-

Total investment securities available-for-sale	576,291	703	575,588	-

Interest rate swaps	13	-	13	-

Total assets	$576,304	$703	$575,601	$-

Liabilities

Interest rate swaps	$45	$-	$45	$-

(in thousands)	Fair value at December 31, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$74,998	$74,998	$-	$-
Government sponsored enterprise obligations	268,090	-	268,090	-
Mortgage-backed securities - government agencies	168,843	-	168,843	-
Obligations of states and political subdivisions	57,444	-	57,444	-
Corporate equity securities	699	699	-	-

Total investment securities available-for-sale	570,074	75,697	494,377	-

Interest rate swaps	203	-	203	-

Total assets	$570,277	$75,697	$494,580	$-

Liabilities

Interest rate swaps	$178	$-	$178	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2017 and December 31, 2016 there was no valuation allowance for the mortgage servicing rights, as fair value exceeded cost. Accordingly, MSRs are not included in either table below for June 30, 2017 or December 31, 2016. See Note 4 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as carrying value of only loans with a specific valuation allowance, less the specific allowance. Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of June 30, 2017, total impaired loans with a valuation allowance were $2.6 million, and the specific allowance totaled $985 thousand, resulting in a fair value of $1.7 million, compared with total impaired loans with a valuation allowance of $2.7 million, and the specific allowance allocation totaling $1.3 million, resulting in a fair value of $1.4 million at December 31, 2016. Losses represent the change in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At June 30, 2017 and December 31, 2016, carrying value of all other real estate owned was $3.2 million and $5.0 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Below are carrying values of assets measured at fair value on a non-recurring basis.

(in thousands)	Fair value at June 30, 2017				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2017
Impaired loans	$1,666	$-	$-	$1,666	$(307)
Other real estate owned	2,640	-	-	2,640	(171)

Total	$4,306	$-	$-	$4,306	$(478)

(in thousands)	Fair value at December 31, 2016				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2016
Impaired loans	$1,393	$-	$-	$1,393	$(173)
Other real estate owned	4,488	-	-	4,488	-

Total	$5,881	$-	$-	$5,881	$(173)

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2017, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017, significant unobservable inputs used in fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$1,666	Appraisal	Appraisal discounts	5.2%
Other real estate owned	2,640	Appraisal	Appraisal discounts	23.4

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
June 30, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$125,125	$125,125	$125,125	$-	$-
Mortgage loans held for sale	3,055	3,121	-	3,121	-
Federal Home Loan Bank stock and other securities	7,666	7,666	-	7,666	-
Loans, net	2,284,553	2,290,556	-	-	2,290,556
Accrued interest receivable	6,865	6,865	6,865	-	-

Financial liabilities
Deposits	2,478,546	2,477,385	-	-	2,477,385
Short-term borrowings	226,487	226,487	-	226,487	-
FHLB advances	50,433	50,531	-	50,531	-
Accrued interest payable	187	187	187	-	-

(in thousands)	Carrying
December 31, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$47,973	$47,973	$47,973	$-	$-
Mortgage loans held for sale	3,213	3,481	-	3,481	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,281,368	2,284,569	-	-	2,284,569
Accrued interest receivable	6,878	6,878	6,878	-	-

Financial liabilities
Deposits	2,520,548	2,519,725	-	-	2,519,725
Short-term borrowings	114,969	114,969	-	114,969	-
FHLB advances	51,075	50,806	-	50,806	-
Accrued interest payable	144	144	144	-	-

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(18)	Derivative Financial Instruments

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge their exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first six months of 2017 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposure. Direct credit exposure is limited to the net difference between calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of nonperformance by counterparties to these agreements. Bancorp mitigates credit risk of its financial contracts through credit approvals, limits, collateral, and monitoring procedures, and does not expect any counterparties to fail their obligations.

At June 30, 2017 and December 31, 2016, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Notional amount	$47,000	$43,986	$47,000	$43,986
Weighted average maturity (years)	9.7	9.9	9.7	9.9
Fair value	$-	$(178)	$(13)	$178

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table details Bancorp’s derivative position designated as a cash flow hedges, and fair values as of June 30, 2017 and December 31, 2016.

(dollars in thousands)

				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	June 30, 2017	December 31, 2016
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(21)	$16
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(11)	9
$30,000			1.82%	$(32)	$25

(19)	Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to banks and bank holding companies subject to the rules are:

•	a common equity tier 1 capital ratio of 4.5%,
•	a tier 1 risk-based capital ratio of 6%
•	a total risk-based capital ratio of 8%
•	a tier 1 leverage ratio of 4%

Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier 1 capital, common equity Tier 1 capital, and total capital to risk weighted assets, and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by regulation to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by regulation or determined to be necessary by regulators, which could materially affect the unaudited consolidated financial statements.

The Basel III rules also established a capital conservation buffer of 2.5%, to be phased in over three years through December 31, 2018, above the regulatory minimum risk-based capital ratios. When fully phased in the buffer will result in the following minimum ratios:

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

As of June 30, 2017, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

The following tables set forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$351,241	13.49%	$208,297	8.00%	NA	NA
Bank	338,984	13.06	207,647	8.00	$259,559	10.00

Common equity tier 1 risk-based capital
Consolidated	325,753	12.51	117,177	4.50	NA	NA
Bank	313,496	12.08	116,782	4.50	155,710	6.00

Tier 1 risk-based capital (1)
Consolidated	325,753	12.51	156,236	6.00	NA	NA
Bank	313,496	12.08	155,710	6.00	155,710	6.00

Leverage (2)
Consolidated	325,753	10.88	119,762	4.00	NA	NA
Bank	313,496	10.48	119,655	4.00	149,569	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$338,525	13.04%	$207,684	8.00%	NA	NA
Bank	325,630	12.57	207,243	8.00	$259,053	10.00

Common equity tier 1 risk-based capital
Consolidated	314,147	12.10	116,832	4.50	NA	NA
Bank	301,252	11.63	116,564	4.50	155,418	6.00

Tier 1 risk-based capital (1)
Consolidated	314,147	12.10	155,775	6.00	NA	NA
Bank	301,252	11.63	155,418	6.00	155,418	6.00

Leverage (2)
Consolidated	314,147	10.54	119,221	4.00	NA	NA
Bank	301,252	10.11	119,190	4.00	148,987	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

(20)	Segments

Bancorp’s principal activities include commercial banking and wealth management and trust (WM&T). Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage origination and securities brokerage activity. WM&T provides financial management services including investment management, trust and estate administration, and retirement plan services.

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

Selected financial information by business segment for the three and six month periods ended June 30, 2017 and 2016 follows:

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total

Three months ended June 30, 2017
Net interest income	$25,152	$80	$25,232
Provision for loan losses	600	-	600
Wealth management and trust services	-	5,153	5,153
All other non-interest income	6,522	-	6,522
Non-interest expense	18,164	3,182	21,346
Income before income taxes	12,910	2,051	14,961
Income tax expense	3,626	733	4,359
Net income	$9,284	$1,318	$10,602

Segment assets	$3,124,522	$2,240	$3,126,762
Three months ended June 30, 2016
Net interest income	$23,888	$62	$23,950
Provision for loan losses	750	-	750
Wealth management and trust services	-	4,807	4,807
All other non-interest income	5,971	-	5,971
Non-interest expense	17,297	2,896	20,193
Income before income taxes	11,812	1,973	13,785
Income tax expense	2,971	705	3,676
Net income	$8,841	$1,268	$10,109

Segment assets	$2,907,393	$2,126	$2,909,519

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total

Six months ended June 30, 2017
Net interest income	$50,259	$157	$50,416
Provision for loan losses	1,500	-	1,500
Wealth management and trust services	-	10,247	10,247
All other non-interest income	12,225	-	12,225
Non-interest expense	36,265	6,229	42,494
Income before income taxes	24,719	4,175	28,894
Income tax expense	6,010	1,491	7,501
Net income	$18,709	$2,684	$21,393

Segment assets	$3,124,522	$2,240	$3,126,762
Six months ended June 30, 2016
Net interest income	$47,295	$124	$47,419
Provision for loan losses	1,250	-	1,250
Wealth management and trust services	-	9,419	9,419
All other non-interest income	11,441	-	11,441
Non-interest expense	34,192	5,541	39,733
Income before income taxes	23,294	4,002	27,296
Income tax expense	5,922	1,430	7,352
Net income	$17,372	$2,572	$19,944

Segment assets	$2,907,393	$2,126	$2,909,519

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2017 and compares this period with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2017 compared with same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Overview of 2017 through June 30, 2017

Bancorp completed the first six months of 2017 with net income of $21.4 million, a 7.3% increase over the comparable period in 2016. The increase is primarily due to higher net interest income and higher non-interest income. These increases were partially offset by higher non-interest expense and a higher provision for loan losses. Diluted earnings per share for the first six months of 2017 were $0.92, compared with $0.88 for the first six months of 2016. Bancorp's performance for the first six months of 2017 reflected several positive factors, including:

●	Continued positive effect of solid loan growth over the past 12 months, which has increased Bancorp’s loan portfolio more than 6% year over year;
●	Credit quality that remains at historically strong levels;
●	Significant growth in fee income, driven by the wealth management and trust group; and
●	Solid returns on average assets and equity.

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

Net interest income increased $3.0 million, or 6.3%, for the first six months of 2017, compared with the same period in 2016. Net interest margin increased to 3.62% for the first six months of 2017, compared with 3.58% for the same period of 2016.

For the six-month period ended June 30, 2017, Bancorp recorded a $1.5 million provision for loan losses, compared to $1.3 for the same period in 2016. In analyzing the provision for loan losses during the first six months of 2017 Bancorp noted a slight elevation in classified loans along with an increase in potential exposure for one pool of classified loans. Due to these increases, Bancorp increased its qualitative allocation for the allowance for the first six months of 2017. Overall, credit quality statistics remain acceptable. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first six months of 2017 increased $1.6 million, or 7.7%, compared with the same period in 2016, and comprised 30.8% of total revenues, as compared to 31.0% for the same period in 2016. Continuing the trends of 2016, Bancorp’s wealth management and trust department (WM&T) led the increase with an 8.8%, or $828 thousand increase over the same period in 2016.

Total non-interest expense in the first six months of 2017 increased $2.8 million, or 6.9%, compared with the same period in 2016, primarily due to increases in salaries and employee benefits, as well as expenses related to the Bancorp’s continued growth and improvements in technology infrastructure. Amortization expenses for investments in tax-credit partnerships, which had a significant impact on earnings in 2016, decreased by $800 thousand, or 39.4%, in the first six months of 2017 as compared to the same period in 2016. Bancorp's efficiency ratio in the first six months of 2017 was 58.0% compared to 57.8% in the same period in 2016. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 56.3% and 54.9% for the first six months of 2017 and 2016, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Bancorp’s effective tax rate decreased to 26.0% in 2017 from 26.9% in 2016. The effective tax rate for 2017 was largely affected by the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the six months ended June 30, 2017 Bancorp recorded a benefit of $1.1 million for such tax benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.38% as of June 30, 2017, compared with 10.26% at December 31, 2016. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

On April 29, 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend to shareholders of record on May 13, 2016, payable May 27, 2016. Share and per share information has been adjusted for this dividend.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Net income of $10.6 million for the three months ended June 30, 2017 increased $493 thousand, or 4.9%, from $10.1 million for the comparable 2016 period. Basic net income per share was $0.47 for the second quarter of 2017, an increase of 4.4% from the $0.45 for the second quarter of 2016. Net income per share on a diluted basis was $0.46 for the second quarter of 2017, as compared to $0.45 for the same period in 2016. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.42% and 13.12%, respectively, for the second quarter of 2017, compared with 1.42% and 13.53%, respectively, for the same period in 2016.

Net income of $21.4 million for the six months ended June 30, 2017 increased $1.4 million, or 7.3%, from $19.9 million for the comparable 2016 period. Basic net income per share was $0.94 for the first six months of 2017, an increase of 5.6% from the $0.89 for the period in 2016. Net income per share on a diluted basis was $0.92 for the first six months of 2017, an increase of 4.5% from the $0.88 for the same period in 2016. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.44% and 13.45%, respectively, for the first six months of 2017, compared with 1.41% and 13.52%, respectively, for the same period in 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Net Interest Income

The following table presents average balance sheets for the three and six month periods ended June 30, 2017 and 2016 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Average Balances and Interest Rates - Taxable Equivalent Basis

	Three months ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$105,786	$276	1.05%	$85,914	$111	0.52%
Mortgage loans held for sale	4,505	53	4.72	5,432	59	4.37
Securities:
Taxable	400,935	1,982	1.98	413,536	2,060	2.00
Tax-exempt	53,899	396	2.95	61,739	438	2.85
FHLB stock and other securities	6,376	74	4.66	6,347	63	3.99
Loans, net of unearned income	2,258,710	24,434	4.34	2,132,390	22,646	4.27

Total earning assets	2,830,211	27,215	3.86	2,705,358	25,377	3.77

Less allowance for loan losses	24,849			22,847

	2,805,362			2,682,511
Non-earning assets:
Cash and due from banks	39,989			40,075
Premises and equipment	41,754			42,110
Accrued interest receivable and other assets	107,104			93,928

Total assets	$2,994,209			$2,858,624

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$736,896	$391	0.21%	$705,878	$245	0.14%
Savings deposits	148,824	54	0.15	134,644	12	0.04
Money market deposits	688,237	683	0.40	643,898	358	0.22
Time deposits	238,333	353	0.59	252,058	364	0.58
Securities sold under agreements to repurchase	60,336	32	0.21	53,514	29	0.22
Federal funds purchased and other short term borrowings	18,451	29	0.63	28,152	23	0.33
FHLB advances	50,543	239	1.90	43,081	181	1.69

Total interest bearing liabilities	1,941,620	1,781	0.37	1,861,225	1,212	0.26

Non-interest bearing liabilities:
Non-interest bearing demand deposits	683,966			664,069
Accrued interest payable and other liabilities	44,609			32,777
Total liabilities	2,670,195			2,558,071

Stockholders’ equity	324,014			300,553

Total liabilities and stockholders’ equity	$2,994,209			$2,858,624
Net interest income		$25,434			$24,165
Net interest spread			3.49%			3.51%
Net interest margin			3.60%			3.59%

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Average Balances and Interest Rates - Taxable Equivalent Basis

	Six months ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$85,657	$410	0.97%	$114,797	$300	0.53%
Mortgage loans held for sale	3,729	97	5.25	4,840	119	4.94
Securities:
Taxable	416,022	4,024	1.95	417,061	4,151	2.00
Tax-exempt	54,413	798	2.96	62,142	872	2.82
FHLB stock and other securities	6,361	146	4.63	6,347	127	4.02
Loans, net of unearned income	2,268,146	48,571	4.32	2,084,413	44,727	4.32

Total earning assets	2,834,328	54,046	3.85	2,689,600	50,296	3.76

Less allowance for loan losses	24,615			22,766

	2,809,713			2,666,834
Non-earning assets:
Cash and due from banks	40,037			39,296
Premises and equipment	42,003			40,911
Accrued interest receivable and other assets	104,814			91,304
Total assets	$2,996,567			$2,838,345

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$746,144	$658	0.18%	$716,252	$503	0.14%
Savings deposits	146,016	68	0.09	132,848	24	0.04
Money market deposits	694,636	1,227	0.36	650,635	714	0.22
Time deposits	242,543	691	0.57	257,678	734	0.57
Securities sold under agreements to repurchase	64,379	67	0.21	56,193	62	0.22
Federal funds purchased and other short term borrowings	17,046	48	0.57	25,804	38	0.30
FHLB advances	50,704	471	1.87	43,198	368	1.71

Total interest bearing liabilities	1,961,468	3,230	0.33	1,882,608	2,443	0.26

Non-interest bearing liabilities:
Non-interest bearing demand deposits	672,199			628,269
Accrued interest payable and other liabilities	42,034			30,921
Total liabilities	2,675,701			2,541,798

Stockholders’ equity	320,866			296,547

Total liabilities and stockholders’ equity	$2,996,567			$2,838,345
Net interest income		$50,816			$47,853
Net interest spread			3.52%			3.50%
Net interest margin			3.62%			3.58%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $202 thousand and $215 thousand, respectively, for the three month periods ended June 30, 2017 and 2016 and $400 thousand and $434 thousand, respectively, for the six month periods ended June 30, 2017 and 2016.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $21.4 million and $10.1 million, respectively, for the three month periods ended June 30, 2017 and 2016 and $18.7 million and $8.6 million, respectively, for the six month periods ended June 30, 2017 and 2016.

Fully taxable equivalent net interest income of $25.4 million for the three months ended June 30, 2017 increased $1.27 million, or 5.3%, from $24.2 million for the same period in 2016. Positive effects of increased average balances on loans, resulting from loan growth in 2016, and increased rates on all earning assets following rate increases by the Federal Reserve, were partially offset by the negative effect of increased rates for all funding sources, and increased average balances for all funding sources except certificate of deposit accounts. Despite the Federal Reserve raising the target rate 25 basis points in late March of 2017, a significant portion of the resulting increase in interest revenue was passed on to retail deposit customers in higher rates for savings and money market demand accounts. These customers had not seen an increase in their rates in nearly ten years. An additional 25 basis point hike in June of 2017 occurred too late to benefit second quarter net interest margin. Increasing the prime rate to 4.25%, it did allow most of the variable rate loans in Bancorp’s portfolio to break through applicable rate floors. Accordingly, these loans will enhance net interest margin going forward. Net interest spread and net interest margin were 3.49% and 3.60%, respectively, for the second quarter of 2017 and 3.51% and 3.59%, respectively, for the second quarter of 2016. Heightened competition on pricing, effects of liquidity and a flattening yield curve contributed pressure on net interest margin.

Fully taxable equivalent net interest income of $50.8 million for the six months ended June 30, 2017 increased $2.96 million, or 6.2%, from $47.9 million for the same period in 2016. Positive effects of increased average balances on loans, resulting from loan growth in 2016, and increased rates on other earning assets, were partially offset by the negative effect of increasing rates and average balances for all funding sources except certificates of deposits. Average rates on loans and certificates of deposits remained the same, period to period. Net interest spread and net interest margin were 3.52% and 3.62%, respectively, for the first six months of 2017 and 3.50% and 3.58%, respectively, for the first six months of 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Average earning assets increased $144.7 million or 5.4%, to $2.8 billion for the first six months of 2017 as compared with 2016, reflecting increases in the loan portfolio. Average interest bearing liabilities increased $78.9 million, or 4.2%, to $2.0 billion for the first six months of 2017, as compared with the same period in 2016, primarily due to increases in the volume of interest bearing demand deposits, money market deposit accounts, securities sold under agreements to repurchase, and FHLB advances, partially offset by decreases in volume of time deposits, and other short term borrowing products.

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

The June 30, 2017 simulation analysis, which shows very little interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points and a decrease of 100 basis points would have a negative effect on net interest income. If rates raise 200 basis points, net interest income would decrease 0.08%. The relatively small decrease in net interest income for the rising rate scenarios is primarily due to the high percentage of non-maturity deposits, which reprice immediately, combined with the short duration of time deposits matched against the loan portfolio. These estimates are summarized below. The scenario of rates decreasing 200 bp is not reasonably possible given current low rates for short-term instruments and most deposits.

Net interest income % change
Increase 200 bp	(0.08
Increase 100 bp	(0.04)
Decrease 100 bp	(3.12)
Decrease 200 bp	N/A

Approximately 61% of Bancorp’s loan portfolio has fixed rates and 39% of its loan portfolio is priced at variable rates. With the Prime rate currently at 4.25%, and after the .25% increase in Prime in June of 2017, the majority of Bancorp’s variable rate loans now have interest rates at or above their floors.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Undesignated derivative instruments described in Note 18 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 18 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. The provision for the first six months of 2017, and the resulting allowance level, reflected a number of factors, including a slight elevation in classified loans and an expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the look-back period was applied to all classes and segments of the portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused management to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation, resulting in the same expansion of the look-back period for the qualitative factors. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. During its review of qualitative factors in the first six months of 2017, Bancorp noted a potential exposure for one pool of classified loans. Due to this potential exposure, Bancorp increased its qualitative allocation for the allowance for the six month period. Bancorp recorded a $1.5 million provision for loan losses in the first six months of 2017, compared with a provision of $1.3 million for the same period of 2016.

Management uses loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at June 30, 2017.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2017 and 2016 follows:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$24,481	$22,451	$24,007	$22,441
Provision for loan losses	600	750	1,500	1,250
Loan charge-offs, net of recoveries	34	(60)	(392)	(550)
Balance at the end of the period	$25,115	$23,141	$25,115	$23,141
Average loans, net of unearned income	$2,280,122	$2,142,530	$2,286,795	$2,092,990
Provision for loan losses to average loans (1)	0.03%	0.04%	0.07%	0.06%
Net loan charge-offs to average loans (1)	0.00%	0.00%	-0.02%	0.03%
Allowance for loan losses to average loans	1.10%	1.08%	1.10%	1.11%
Allowance for loan losses to period-end loans	1.09%	1.06%	1.09%	1.06%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2017 and 2016 follows:

(in thousands)	Three months		Six months
	ended June 30,		ended June 30,
Net loan charge-offs (recoveries)	2017	2016	2017	2016

Commercial and industrial	$(43)	$41	$362	$357
Construction and development, excluding undeveloped land	-	-	-	(10)
Undeveloped land	-	-	-	-
Real estate mortgage - commercial investment	(34)	(157)	(35)	(158)
Real estate mortgage - owner occupied commercial	-	130	-	313
Real estate mortgage - 1-4 family residential	(3)	(2)	(4)	(1)
Home equity	-	-	9	-
Consumer	46	48	60	49
Total net loan charge-offs (recoveries)	$(34)	$60	$392	$550

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and six month periods ended June 30, 2017 and 2016.

	Three months			Six months
	ended June 30,			ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change

Non-interest income:
Wealth management and trust services	$5,153	$4,807	7.2%	$10,247	$9,419	8.8%
Service charges on deposit accounts	2,439	2,262	7.8	4,846	4,408	9.9
Bankcard transactions	1,514	1,433	5.7	2,920	2,743	6.5
Mortgage banking	897	1,030	(12.9)	1,599	1,824	(12.3)
Securities brokerage	494	538	(8.2)	1,033	981	5.3
Bank owned life insurance	556	220	152.7	760	441	72.3
Other	622	488	27.5	1,067	1,044	2.2
Total non-interest income	$11,675	$10,778	8.3%	$22,472	$20,860	7.7%

Non-interest expenses:
Salaries and employee benefits	$12,849	$11,971	7.3%	$26,261	$24,166	8.7%
Net occupancy	1,514	1,546	(2.1)	3,144	3,070	2.4
Data processing	2,121	1,881	12.8	3,989	3,425	16.5
Furniture and equipment	268	291	(7.9)	545	576	(5.4)
FDIC insurance	244	351	(30.5)	474	679	(30.2)
Amortization of investment in tax credit partnerships	615	1,016	(39.5)	1,231	2,031	(39.4)
Other	3,735	3,137	19.1	6,850	5,786	18.4
Total non-interest expenses	$21,346	$20,193	5.7%	$42,494	$39,733	6.9%

The largest component of non-interest income is wealth management and trust (“WM&T”) revenue. The magnitude of WM&T revenue distinguishes Bancorp from most other community banks of similar asset size. WM&T assets under management (AUM) totaled $2.64 billion at June 30, 2017, a 12.8% increase compared to $2.34 billion at June 30, 2016. AUM are stated at market value and while the 2017 increase was partially the result of a rising stock market during the period, primarily it represents a continuance of the 2016 trend for new clients added. WM&T revenue, which constitutes an average of 46% of non-interest income, increased $828 thousand, or 8.8%, for the six months ended June 30, 2017 compared to the same period in 2016. Recurring fees, which generally comprise over 98% of the WM&T revenue, increased $1.1 million, or 12.3%, for the six months ended June 30, 2017, compared to the same period in 2016. Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are assessed on a monthly basis. Some revenues of WM&T, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees decreased $277 thousand for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a decrease in executor fees period to period. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes WM&T will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The following table provides information regarding AUM by WM&T as of June 30, 2017 and 2016. This table demonstrates that:

•     Approximately 80% of WM&T’s assets are actively managed.

•     Corporate retirement plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of WM&T’s managed assets are in personal trust and investment advisory accounts.

Assets Under Management by Account Type
	June 30, 2017		June 30, 2016
	Assets		Assets
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)

Personal trust accounts	$546,758	$96,142	$567,760	$2,896
Personal investment retirement accounts	325,186	7,019	300,567	9,699
Corporate retirement accounts	53,511	364,288	51,314	326,595
Investment advisory accounts	952,783	20,787	816,307	-
Foundation and endowment accounts	212,553	-	212,906	5,681

Total fiduciary accounts	$2,090,791	$488,236	$1,948,854	$344,871
Custody and safekeeping accounts	-	63,658	-	48,300

Totals	$2,090,791	$551,894	$1,948,854	$393,171
Total managed and non-managed assets	$2,642,685		$2,342,025

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The table below presents data regarding WM&T managed assets by class of investment for the periods ending June 30, 2017 and 2016. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of WM&T’s managed assets is divided approximately 60% in equities and 40% in fixed income securities, and this composition is relatively consistent from year to year, and
•	No Stock Yards Bank propriety mutual funds exist, and therefore no such investment options are available to WM&T clients.

Managed Assets by Class of Investment
	As of June 30,
(in thousands)	2017	2016

Interest bearing deposits	$117,437	$102,786
US Treasury and government agency obligations	38,001	53,371
State, county and municipal obligations	134,091	123,501
Money market mutual funds	8,496	10,401
Equity mutual funds	509,785	428,745
Other mutual funds - fixed, balanced, and municipal	308,493	309,941
Other notes and bonds	110,333	84,723
Common and preferred stocks	766,796	654,367
Real estate mortgages	378	379
Real estate	43,974	44,441
Other miscellaneous assets (1)	53,007	136,199

Total managed assets	$2,090,791	$1,948,854

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the six-month periods ended June 30, 2017 and 2016. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T use a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Wealth Management and Trust Services Income
	Six months ended June 30,
(In thousands)	2017	2016

Personal trust accounts	$3,832	$3,720
Personal investment retirement accounts	1,594	1,451
Corporate retirement accounts	788	754
Investment advisory accounts	3,576	3,108
Foundation and endowment	265	238
Custody and safekeeping	83	46
Brokerage and insurance	19	22
Other	90	80

Total	$10,247	$9,419

Other Non-interest Income and Non-interest Expense

Service charges on deposit accounts increased $438 thousand, or 9.9%, for the first six months of 2017, as compared with the same periods in 2016. Increases are primarily due to the introduction of a new checking account product in the third quarter of 2016. The income associated with the product was approximately $435 thousand for the first six months of 2017, as compared to none for the same period in 2016. The product provides ancillary services to customers, while carrying a monthly service charge. A significant component of service charges is related to fees earned on overdrawn checking accounts, which decreased by 3.0%, period to period. This component of service charge income is generally driven by transaction volume, which can fluctuate throughout the year. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior and ongoing regulatory restrictions. Conversely, Bancorp continues to develop treasury revenue from cash management services offered to commercial customers. This revenue now represents approximately 26% of service charge income, an increase of approximately 13% over the same period in 2016.

Bankcard transaction revenue increased $177 thousand, or 6.5%, in the first six months of 2017, as compared with the same period in 2016. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. Bancorp began offering credit cards to business customers late in 2015. Revenue on credit cards totaled $518 thousand for the first six months of 2017, compared to $314 thousand for the same period in 2016. Bancorp expects volume of credit card transactions to increase as this product is expanded within the commercial customer base. Interchange income on debit cards, which is the amount that Bancorp earns for customer use of debit cards, remained the same period to period, at $2.4 million for the first six months of both 2017 and 2016. Bancorp expects future decreases in interchange rates on debit cards as merchants structure their technology and processes to take advantage of lower transactional pricing options, which do not favor Bancorp or the banking industry as a whole.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Changes in interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $225 thousand, or 12.3%, for the first six months of 2017, as compared with the same periods in 2016, primarily due to lower transaction volume. In Bancorp’s primary market of Louisville, Kentucky the housing inventory is considerably low, contributing to this decline.

Securities brokerage commissions and fees increased $52 thousand, or 5.3%, for the six-month period ended June 30, 2017 as compared with the same period in 2016. These increases correspond primarily to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank Owned Life Insurance (BOLI) income totaled $760 thousand and $441 thousand for the six month periods ended June 30, 2017 and 2016, respectively. The increase, 2017 over 2016, was primarily due to $348 thousand in death benefit proceeds recorded in 2017. BOLI assets represent the cash surrender value for life insurance policies on certain current and prior employees who provided consent for Bancorp to be the beneficiary of a portion of such policies. BOLI income results from the related change in cash surrender value and any death benefits received under the policies. This income helps offset the cost of various employee benefits.

Other non-interest income increased $23 thousand, or 2.2%, for the six month period ended June 30, 2017 compared with the same period in 2016. This category includes a variety of other income sources with component fluctuations that largely offset. A decline in swap fee income was offset by increasing transaction-based income such as international wire transfer fees as well as income earned as the cash value of insurance policies supporting certain employee benefit plans increased.

Salaries and employee benefits increased $2.1 million, or 8.7%, for the first six months of 2017, compared with the same period in 2016. The increase is largely due to higher compensation expenses, reflecting addition of personnel and to a lesser extent, increased health care costs. The Bank’s employee health insurance is a self-insured plan and related expenses fluctuate with claims experience. At June 30, 2017, Bancorp had 585 full-time equivalent employees compared with 549 at June 30, 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Net occupancy expense increased $74 thousand, or 2.4%, in the first six months of 2017, compared with the same period in 2016. The increase was largely due to increased maintenance expense for multiple bank properties and a decrease in sub-lease rents.

Data processing expense increased $564 thousand, or 16.5% in the first six months of 2017 compared with the same period in 2016. The increase was primarily a result of increases in computer infrastructure upgrade and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense decreased slightly for the first six months of 2017, as compared with the same period in 2016. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $205 thousand, or 30.2%, for the first six months of 2017 compared with the same period in 2016. The assessment is calculated by the FDIC, and during 2016 the FDIC revised the assessment criteria to more closely align FDIC assessments with each financial institution’s risks. Bancorp benefited from this change.

Amortization of investments in tax credit partnerships decreased $800 thousand for the first six months of 2017 compared with the same periods of 2016. This expense reflects amortization of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $1.1 million or 18.4% in the first six months of 2017 compared with the same period in 2016. The increase for the 2017 period was largely due to $443 thousand of net recoveries on sales of foreclosed assets in 2016 compared with a net loss in 2017 of $64 thousand. Losses relating to check and debit card fraud increased $92 thousand for the first six months of 2017 over the same period in 2016. Also, as described above, during 2016 Bancorp introduced a checking product that offers benefits to account owners. The expense associated with the product was $85 thousand for the first six months of 2017 as opposed to none for the same period in 2016. Other non-interest expenses also include legal and professional fees, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Income Taxes

For the first six months of 2017, Bancorp recorded income tax expense of $7.5 million, compared with $7.4 million for the same period in 2016. The effective rate for the six month period was 26.0% in 2017 and 26.9% in 2016. Refer to Footnote 5 to the consolidated financial statements for a reconciliation of the statutory and effective income tax rates.

Bancorp invests in certain partnerships with customers that yield federal income tax credits, and these tax credits reduce the effective tax rate. The level of this activity for the first six months of 2017 was less than that of the comparable period in 2017 as is reflected in the comparable effect on the effective tax rates for those periods. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

The effective tax rate in 2017 was largely reduced by the result of the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the six months ended June 30, 2017 Bancorp recorded a benefit of $1.1 million for such excess benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital. Tax benefits recorded to capital for the six months ended June 30, 2016 was $520 thousand.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of Bancorp’s commitments is included in Note 15.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

b)	Financial Condition

Balance Sheet

Total assets increased $87.3 million, or 2.9%, to $3.1 billion at June 30, 2017 as compared to $3.0 billion at December 31, 2016. In the first six months of 2017 increases in earning assets and cash held and invested short-term led the increase, offset by decreases in non-earning assets and mortgage loans held-for-sale. Loans increased $4.3 million, or 0.2%, period to period, with increases primarily in commercial and industrial loans, commercial real estate, and to a lesser degree, 1-4 family residential loans. The most significant decrease was seen in commercial construction and development loans, primarily the result of significant loan principal repayments where maturing loans were not replaced with permanent financing. Securities available-for-sale increased by $6.2 million during the first six months of 2017. A portion of this increase was attributable to changes in unrealized losses on the portfolio, $485 thousand at June 30, 2017 as compared to unrealized losses of $1.9 million at December 31, 2016. The balance of the increase was the result of short-term investments made at quarter end offset by maturities during the first six months of 2017. Included in securities available-for-sale are short-term U.S. government sponsored entities. These securities, which totaled $150 million at June 30, 2017 and $100 million at December 31, 2016, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. Funds from maturing available-for-sale investments were held as cash, or invested short term, to fund future loan growth.

Total liabilities increased $74.7 million, December 31, 2016 to June 30, 2017, from $2.7 billion to $2.8 billion, respectively. Bancorp uses short-term lines of credit to manage its overall liquidity position. Federal funds purchased and other short-term borrowing increased $114.1 million, period to period, primarily the result of $150 million in borrowing for the short-term investments mentioned above. Total deposits decreased $42.0 million or 1.7%, period to period, with decreases in interest bearing demand deposit accounts, $50.2 million, or 6.5%; time deposits, $14.5 million, or 5.8%; and money market demand deposit accounts, $5.0 million, or 0.7%. Non-interest bearing accounts and savings accounts increased, period to period, $16.0 million, or 2.3%, and $11.8 million, or 8.4%, respectively. Securities sold under agreements to repurchase decreased $2.6 million, or 3.8%, due to normal cyclical activity. Other liabilities increased $5.7 million, or 14.8%, largely due to an increase in secured borrowing related to participation loans. See the Elements of Loan Portfolio section below on details related to participations loans.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2017	December 31, 2016

Commercial and industrial	$749,036	$736,841
Construction and development, excluding undeveloped land	175,627	192,348
Undeveloped land (1)	20,992	21,496
Real estate mortgage:
Commercial investment	547,196	538,886
Owner occupied commercial	408,558	408,292
1-4 family residential	255,939	249,498
Home equity - first lien	52,560	55,325
Home equity - junior lien	65,344	67,519
Subtotal: real estate mortgage	1,329,597	1,319,520
Consumer	34,416	35,170

Total loans	$2,309,668	$2,305,375

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

The pace of loan production remained strong in the three and six-month periods ended June 30, 2017. All markets contributed to Bancorp's increasing pipeline, but particularly in Bancorp’s largest market – Louisville. Loan production in Bancorp’s core lines of business, notably commercial and industrial, continued to grow steadily and recent prime rate increases have not affected loan demand. However, several factors have restrained the more robust loan growth Bancorp expected for the first half of 2017, including significant loan principal repayments primarily related to commercial construction projects, where maturing loans were not replaced with permanent financing, and from commercial real estate borrowers who sold collateral or their business. These transitions did not result in a loss of customers, since they normally have other significant relationships with the Bank, but these events nonetheless temporarily subdued net loan growth. Also, business owners seem to be taking a more cautious stance given mounting uncertainty around important legislation and changes to the regulatory environment now under consideration in Washington and how the resulting changes might affect the overall direction of the economy. Despite these headwinds, and considering the strength of Bancorp’s loan pipeline, management anticipates increasing momentum in net loan growth during the second half of the year, resulting in an overall mid-single digit percentage increase in the loan portfolio for the year.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At June 30, 2017 and December 31, 2016, the total participated portions of loans of this nature were $21.3 million and $15.8 million, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Allowance for loan losses

An allowance for loan losses has been established to provide for probable losses on loans that may not be fully repaid. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries, if any. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s bias for resolution.

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The provision for the first six months of 2017, and the resulting allowance level, reflected a number of factors, including a slight elevation in classified loans and an expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the look-back period was applied to all classes and segments of the portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused management to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. During its review of qualitative factors in the first six months of 2017, Bancorp noted a potential exposure for one pool of classified loans. Due to this potential exposure, Bancorp increased its qualitative allocation for the allowance for the six month period.

Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of June 30, 2017 the allowance for loan loss was $25.1 million, a $1.1 million increase over the December 31, 2016 balance of $24.0 million. For the comparative periods, the allowance as a percent of average loans was 1.10% and 1.11%, respectively. The allowance as a percent of period end loans, as of each period end, 1.09% and 1.04%, respectively.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Non-accrual loans (1)	$4,913	$5,295
Troubled debt restructuring	963	974
Loans past due 90 days or more and still accruing	231	438

Non-performing loans	6,107	6,707

Foreclosed real estate	3,185	5,033

Non-performing assets	$9,292	$11,740

Non-performing loans as a percentage of total loans	0.26%	0.29%
Non-performing assets as a percentage of total assets	0.30%	0.39%

Non-performing assets as of June 30, 2017 were comprised of 33 non-accrual loans, ranging in amount from $1 to $930 thousand, four accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at June 30, 2017 included properties of five lending relationships, with a combined value of $3.2 million. At June 30, 2017 there were two properties, with a combined recorded investment of $75 thousand, in the process of foreclosure.

(1)	No TDRs previously accruing were moved to non-accrual during the three or six month periods ending June 30, 2017. No TDRs were non-accrual as of June 30, 2017.

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type

(in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$1,718	$1,767
Construction and development, excluding undeveloped land	412	538
Undeveloped land	473	474

Real estate mortgage
Real estate mortgage - commercial investment	165	107
Real estate mortgage - owner occupied commercial	1,309	1,042
Real estate mortgage - 1-4 family residential	667	984
Home equity	169	383
Subtotal: Real estate mortgage	2,310	2,516
Home equity and consumer loans	-	-
Total loans	$4,913	$5,295

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $80.2 million at June 30, 2017. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $576.3 million at June 30, 2017. The portfolio includes maturities of approximately $222.7 million over the next twelve months, including $150 million of short-term securities which matured in April 2017. Combined with federal funds sold and interest bearing deposits, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2017, total investment securities pledged for these purposes comprised 55% of the available-for-sale investment portfolio, leaving $262.1 million of unpledged securities.

Bancorp defines core deposits as demand, savings, and money market deposit accounts and certificates of deposit less than or equal to $250,000. At June 30, 2017, such deposits totaled $2.4 billion and represented 99% of Bancorp’s total deposits, as compared to $2.5 billion, or 98% of total deposits at December 31, 2016. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high.

As of June 30, 2017 Bancorp had no brokered deposits. This compares to $498 thousand, or 0.02% of total deposits, in brokered deposits at December 31, 2016.

Included in the total deposit balances at June 30, 2017 is $127.6 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in Bancorp’s markets.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At June 30, 2017, available credit from the FHLB totaled $316.8 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105 million at June 30, 2017.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At June 30, 2017, the Bank may pay up to $62.9 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

d)	Capital Resources

At June 30, 2017, stockholders’ equity totaled $326.5 million, an increase of $12.6 million since December 31, 2016. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $609 thousand at June 30, 2017 compared with a loss of $1.5 million on December 31, 2016. The $890 thousand positive difference is primarily a reflection of the effect of the changing interest rate environment during the first six months of 2017 as short term rates increased slightly, while long term rates decreased.

As of June 30, 2017, Bancorp meets all requirements to be considered well capitalized under regulatory risk-based capital rules, and is not subject to limitations due to the capital conservation buffer. See Footnote 19 to the consolidated financials for more information regarding Bancorp’s and the Bank’s risk-based capital amounts and ratios as of June 30, 2017 and December 31, 2016.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

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

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(in thousands, except per share data)	June 30, 2017	December 31, 2016

Total equity	$326,500	$313,872
Less core deposit intangible	(1,313)	(1,405)
Less goodwill	(682)	(682)
Tangible common equity	$324,505	$311,785

Total assets	$3,126,762	$3,039,481
Less core deposit intangible	(1,313)	(1,405)
Less goodwill	(682)	(682)
Total tangible assets	$3,124,767	$3,037,394

Total shareholders' equity to total assets	10.44%	10.33%
Tangible common equity ratio	10.38	10.26

Number of outstanding shares	22,662	22,617

Book value per share	$14.41	$13.88
Tangible common equity per share	14.32	13.79

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended		Six months ended
	June 30,		June 30,
(amounts in thousands)	2017	2016	2017	2016
Non-interest expense	$21,346	$20,193	$42,494	$39,733

Net interest income (tax-equivalent)	25,434	24,165	50,816	47,853
Non-interest income	11,675	10,778	22,472	20,860
Total revenue	$37,109	$34,943	$73,288	$68,713

Efficiency ratio	57.5%	57.8%	58.0%	57.8%

(amounts in thousands)	2017	2016	2017	2016
Non-interest expense	$21,346	$20,193	$42,494	$39,733
Less: amortization of investments in tax credit partnerships	(615)	(1,016)	(1,231)	(2,031)
Adjusted non-interest expense	20,731	19,177	41,263	37,702

Net interest income (tax-equivalent)	25,434	24,165	50,816	47,853
Non-interest income	11,675	10,778	22,472	20,860
Total revenue	$37,109	$34,943	$73,288	$68,713

Adjusted efficiency ratio	55.9%	54.9%	56.3%	54.9%

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

f)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp is reviewing existing contractual arrangements and is evaluating how implementation of ASU 2-14-09 will impact results of operations. Bancorp continues to evaluate and develop processes and controls for procedural and disclosure requirements of the standard.

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

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This standard will likely have a significant impact on the way Bancorp recognizes credit impairment on loans. Under current US GAAP, credit impairment losses are determined using an incurred-loss model, which recognizes credit losses only when it is probable that all contractual cash flows will not be collected. The initial recognition of loss under CECL differs from current US GAAP because recognition of credit losses will not be based on any triggering event. This should generally result in credit impairment being recognized earlier and immediately after the financial asset is originated or purchased. Bancorp continues to evaluate existing accounting processes, internal controls, and technology capabilities to determine what additional changes will be needed to address the new requirements. These processes and controls require significant judgment, collection and analysis of additional data, and use of estimates. Technology and other resources have been upgraded or modified to capture additional data to support the accounting and disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. As noted, Bancorp is evaluating the potential impact of adoption of this ASU.

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

•     ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•     ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•     ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•     ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

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

Based on their evaluation of Bancorp’s disclosure controls and procedures, the Chief Executive and Chief Financial Officers have concluded that, because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2016, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2017. However, based on a number of factors, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

With regard to the material weakness, our remediation efforts began during the first quarter of 2017. We continue to strengthen how certain controls are designed, performed and documented. We have increased staffing in the internal loan review department, the area responsible for assessment of loan grades. We must now demonstrate the effectiveness of these changes with an appropriate amount of consistency and for a sufficient period of time to conclude that the control is functioning properly. Other than these changes, based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2017 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Apr 1 - Apr 30	-	$-	-	-
May 1 - May 31	56	$38.93	-	-
Jun 1 - Jun 30	1,421	$38.23	-	-
Total	1,477	$38.20	-	-

(1)     Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2017 Quarterly Report on Form 10-Q, filed on August 4, 2017, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

 STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: August 4, 2017	By: /s/ David P. Heintzman David P. Heintzman, Chairman and Chief Executive Officer

Date: August 4, 2017	By: /s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer