Form 10-Q
period 2017-09-30
Stock Yards Bancorp, Inc.
filed 2017-11-03
CIK 835324

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 26, 2017 was 22,670,610.

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

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2017 (unaudited) and December 31, 2016
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$47,700	$39,709
Federal funds sold and interest bearing deposits	81,378	8,264
Cash and cash equivalents	129,078	47,973
Mortgage loans held for sale	5,459	3,213
Securities available-for-sale (amortized cost of $571,953 in 2017 and $571,936 in 2016)	571,522	570,074
Federal Home Loan Bank stock and other securities	7,666	6,347
Loans	2,335,120	2,305,375
Less allowance for loan losses	24,948	24,007
Net loans	2,310,172	2,281,368

Premises and equipment, net	41,498	42,384
Bank owned life insurance	31,854	31,867
Accrued interest receivable	8,162	6,878
Other assets	50,502	49,377
Total assets	$3,155,913	$3,039,481

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$676,824	$680,156
Interest bearing	1,805,142	1,840,392
Total deposits	2,481,966	2,520,548

Securities sold under agreements to repurchase	71,863	67,595
Federal funds purchased and other short-term borrowings	161,961	47,374
Federal Home Loan Bank advances	50,110	51,075
Accrued interest payable	212	144
Other liabilities	55,546	38,873
Total liabilities	2,821,658	2,725,609

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	-	-
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,669,339 and 22,617,098 shares in 2017 and 2016, respectively	36,424	36,250
Additional paid-in capital	30,681	26,682
Retained earnings	267,681	252,439
Accumulated other comprehensive loss	(531)	(1,499)
Total stockholders’ equity	334,255	313,872
Total liabilities and stockholders’ equity	$3,155,913	$3,039,481

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the three and nine months ended September 30, 2017 and 2016
(In thousands, except per share data)

	For three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans	$25,401	$23,436	$73,812	$67,992
Federal funds sold and interest bearing deposits	388	95	798	395
Mortgage loans held for sale	48	66	145	185
Securities – taxable	2,003	2,047	6,173	6,325
Securities – tax-exempt	271	298	829	907
Total interest income	28,111	25,942	81,757	75,804
Interest expense:
Deposits	1,593	941	4,237	2,916
Federal funds purchased and other short-term borrowing	77	19	125	57
Securities sold under agreements to repurchase	33	38	100	100
Federal Home Loan Bank advances	244	184	715	552
Total interest expense	1,947	1,182	5,177	3,625
Net interest income	26,164	24,760	76,580	72,179
Provision for loan losses	150	1,250	1,650	2,500
Net interest income after provision for loan losses	26,014	23,510	74,930	69,679
Non-interest income:
Wealth management and trust services	5,025	4,800	15,272	14,219
Service charges on deposit accounts	2,522	2,544	7,368	6,952
Bankcard transactions	1,492	1,455	4,412	4,198
Mortgage banking	781	1,072	2,380	2,896
Gain on call of securities available for sale	31	—	31	—
Securities brokerage	551	558	1,584	1,539
Bank owned life insurance	204	216	964	657
Other	497	713	1,564	1,757
Total non-interest income	11,103	11,358	33,575	32,218
Non-interest expenses:
Salaries and employee benefits	12,983	12,048	39,244	36,214
Net occupancy	1,621	1,646	4,765	4,716
Data processing	1,920	1,747	5,909	5,172
Furniture and equipment	316	277	861	853
FDIC insurance	242	356	716	1,035
Amortization of investments in tax credit partnerships	616	1,015	1,847	3,046
Other	3,619	3,429	10,469	9,215
Total non-interest expenses	21,317	20,518	63,811	60,251
Income before income taxes	15,800	14,350	44,694	41,646
Income tax expense	4,096	3,883	11,597	11,235
Net income	$11,704	$10,467	$33,097	$30,411
Net income per share:
Basic	$0.52	$0.47	$1.47	$1.36
Diluted	$0.51	$0.46	$1.44	$1.34
Average common shares:
Basic	22,542	22,385	22,524	22,325
Diluted	22,964	22,803	22,984	22,711

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2017 and 2016
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$11,704	$10,467	$33,097	$30,411
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period, net of tax $29, ($616), $512, and $2,213, respectively	56	(1,147)	950	4,110
Reclassification adjustment for securities (gains) realized in income (net of tax of $(11), $0, $(11), and $0, respectively)	(20)	—	(20)	—
Unrealized losses on hedging instruments:
Unrealized gains (losses) arising during the period, net of tax benefit of $23, $74, $21, ($162), respectively	43	137	38	(301)
Other comprehensive income (loss), net of tax	79	(1,010)	968	3,809
Comprehensive income	$11,783	$9,457	$34,065	$34,220

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the nine months ended September 30, 2017 and 2016
(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519

Net income	-	-	-	30,411	-	30,411

Other comprehensive income, net of tax	-	-	-	-	3,809	3,809

Stock compensation expense	-	-	1,646	-	-	1,646

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	159	527	3,404	(2,903)	-	1,028

3 for 2 stock split	7,494	24,956	(24,956)	-	-	-

Cash dividends, $0.53 per share	-	-	-	(11,843)	-	(11,843)

Shares cancelled	(9)	(31)	(224)	255	-	-

Balance September 30, 2016	22,563	$36,068	$24,050	$247,011	$4,441	$311,570

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872

Net income	-	-	-	33,097	-	33,097

Other comprehensive income, net of tax	-	-	-	-	968	968

Stock compensation expense	-	-	2,012	-	-	2,012

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	59	198	2,142	(4,669)	-	(2,329)

Cash dividends, $0.59 per share	-	-	-	(13,365)	-	(13,365)

Shares cancelled	(7)	(24)	(155)	179	-	-

Balance September 30, 2017	22,669	$36,424	$30,681	$267,681	$(531)	$334,255

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016
(In thousands)

	2017	2016
Operating activities:
Net income	$33,097	$30,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	2,500
Depreciation, amortization and accretion, net	6,848	8,016
Deferred income tax provision	(1,811)	(320)
Gain on call of securities available for sale	(31)	—
Gain on sales of mortgage loans held for sale	(1,453)	(1,825)
Origination of mortgage loans held for sale	(74,857)	(91,195)
Proceeds from sale of mortgage loans held for sale	74,064	93,861
Bank owned life insurance income	(964)	(657)
Loss on the disposal of premises and equipment	-	163
(Gain) on the sale of foreclosed assets	(39)	(382)
Stock compensation expense	2,012	1,646
Excess tax benefits from share-based compensation arrangements	(1,353)	(963)
Decrease in accrued interest receivable and other assets	(5,651)	(6,145)
Increase in accrued interest payable and other liabilities	18,062	14,253
Net cash provided by operating activities	49,574	49,363
Investing activities:
Purchases of securities available for sale	(422,190)	(327,711)
Proceeds from sale of securities available for sale	-	-
Proceeds from maturities of securities available for sale	420,179	355,943
Purchase of Federal Home Loan Bank stock	(1,319)	-
Net increase in loans	(30,454)	(191,793)
Purchases of premises and equipment	(1,733)	(5,853)
Proceeds from mortality benefit of bank owned life insurance	970	-
Proceeds from sale of foreclosed assets	2,432	1,403
Net cash used in investing activities	(32,115)	(168,011)
Financing activities:
Net (decrease) increase in deposits	(38,582)	18,895
Net increase in securities sold under agreements to repurchase and federal funds purchased	118,855	56,699
Proceeds from Federal Home Loan Bank advances	90,000	199,000
Repayments of Federal Home Loan Bank advances	(90,965)	(191,102)
Proceeds (used for) and received from settlement of stock awards	(216)	1,599
Excess tax benefits from share-based compensation arrangements	-	963
Common stock repurchases	(2,113)	(1,534)
Cash dividends paid	(13,333)	(11,812)
Net cash provided by financing activities	63,646	72,708
Net increase (decrease) in cash and cash equivalents	81,105	(45,940)
Cash and cash equivalents at beginning of period	47,973	103,833
Cash and cash equivalents at end of period	$129,078	$57,893
Supplemental cash flow information:
Income tax payments	$11,063	$9,190
Cash paid for interest	5,109	3,636
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$-	$1,522

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

Interim results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of results for the entire year.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at September 30, 2017 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, changes in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follow:

(in thousands)	Amortized	Unrealized
September 30, 2017	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$372,596	$846	$778	$372,664
Mortgage-backed securities - government agencies	147,604	697	1,581	146,720
Obligations of states and political subdivisions	51,100	611	89	51,622
Corporate equity securities	653	-	137	516

Total securities available for sale	$571,953	$2,154	$2,585	$571,522

December 31, 2016
U.S. Treasury and other U.S. Government obligations	$74,997	$1	$-	$74,998
Government sponsored enterprise obligations	268,784	800	1,494	268,090
Mortgage-backed securities - government agencies	170,344	735	2,236	168,843
Obligations of states and political subdivisions	57,158	682	396	57,444
Corporate equity securities	653	46	-	699

Total securities available for sale	$571,936	$2,264	$4,126	$570,074

Corporate equity securities consist of common stock in a publicly-traded business development company.

There were no securities classified as held to maturity as of September 30, 2017 or December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

Bancorp sold no securities during the three or nine month periods ending September 30, 2016 or 2017. One security was called prior to maturity in the third quarter of 2017 resulting in the receipt of a pre-payment penalty. The penalty income was classified as a realized gain on the call of available for sale securities.

A summary of the available-for-sale investment securities by contractual maturity groupings as of September 30, 2017 is shown below.

(in thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$216,651	$216,696
Due after 1 but within 5 years	74,383	74,529
Due after 5 but within 10 years	14,085	14,031
Due after 10 years	118,577	119,030
Mortgage-backed securities - government agencies	147,604	146,720
Corporate equity securities	653	516

Total securities available-for-sale	$571,953	$571,522

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

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $329.7 million at September 30, 2017 and $380.4 million at December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at September 30, 2017 and December 31, 2016, not recognized in the statements of income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$190,462	$135	$70,176	$643	$260,638	$778
Mortgage-backed securities - government agencies	13,227	117	65,781	1,464	79,008	1,581
Obligations of states and political subdivisions	9,307	13	6,287	76	15,594	89
Corporate equity securities	516	137	-	-	516	137

Total temporarily impaired securities	$213,512	$402	$142,244	$2,183	$355,756	$2,585

December 31, 2016
Government sponsored enterprise obligations	$154,951	$1,344	$3,485	$150	$158,436	$1,494
Mortgage-backed securities - government agencies	115,374	1,873	9,914	363	125,288	2,236
Obligations of states and political subdivisions	29,893	380	1,478	16	31,371	396

Total temporarily impaired securities	$300,218	$3,597	$14,877	$529	$315,095	$4,126

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2017 and December 31, 2016. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “investments with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category includes Federal Home Loan Bank of Cincinnati (FHLB) stock which is required for access to FHLB borrowing.

Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$750,728	$736,841
Construction and development, excluding undeveloped land	174,310	192,348
Undeveloped land	20,989	21,496

Real estate mortgage:
Commercial investment	576,810	538,886
Owner occupied commercial	397,804	408,292
1-4 family residential	261,707	249,498
Home equity - first lien	51,925	55,325
Home equity - junior lien	63,416	67,519
Subtotal: Real estate mortgage	1,351,662	1,319,520

Consumer	37,431	35,170

Total loans	$2,335,120	$2,305,375

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance of the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2017 and December 31, 2016.

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
September 30, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$750,728	$174,310	$20,989	$1,351,662	$37,431	$2,335,120

Loans collectively evaluated for impairment	$748,591	$173,573	$20,515	$1,348,774	$37,375	$2,328,828

Loans individually evaluated for impairment	$2,137	$737	$474	$2,403	$56	$5,807

Loans acquired with deteriorated credit quality	$-	$-	$-	$485	$-	$485

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	1,518	9	(85)	54	154	1,650
Charge-offs	(770)	-	-	(45)	(418)	(1,233)
Recoveries	128	-	-	98	298	524
At September 30, 2017	$11,359	$1,932	$599	$10,680	$378	$24,948

Allowance for loans collectively evaluated for impairment	$10,705	$1,932	$599	$10,668	$322	$24,226

Allowance for loans individually evaluated for impairment	$654	$-	$-	$12	$56	$722

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(in thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$736,841	$192,348	$21,496	$1,319,520	$35,170	$2,305,375

Loans collectively evaluated for impairment	$734,139	$191,810	$21,022	$1,316,400	$35,111	$2,298,482

Loans individually evaluated for impairment	$2,682	$538	$474	$2,516	$59	$6,269

Loans acquired with deteriorated credit quality	$20	$-	$-	$604	$-	$624

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,775	275	(130)	(68)	148	3,000
Charge-offs	(1,216)	(133)	-	(576)	(568)	(2,493)
Recoveries	279	21	-	342	417	1,059
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007

Allowance for loans collectively evaluated for impairment	$9,276	$1,923	$683	$10,573	$285	$22,740

Allowance for loans individually evaluated for impairment	$1,207	$-	$1	$-	$59	$1,267

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

●

Construction and development, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment construction loans and development projects. In most cases, construction loans require interest only during construction. Upon completion or stabilization, the construction loan may convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential and commercial real estate and income-producing investment properties. For owner occupied residential and commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants and to a lesser extent, the borrower. Underlying properties are generally located in Bancorp's primary market areas. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy that may cause increased vacancy rates, which in turn, could have an effect on credit quality. Overall health of the economy, including real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates, could have a significant effect on credit quality in this loan category.

Bancorp has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amount of those loans is included in the balance sheet amounts of loans at September 30, 2017 and December 31, 2016. Changes in the fair value adjustment for acquired impaired loans are shown in the following table:

(in thousands)	Accretable discount	Non- accretable discount
Balance at December 31, 2015	$3	$189

Accretion	(3)	(41)
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at December 31, 2016	$-	$148

Accretion	-	-
Reclassifications from (to) non-accretable discount	-	-
Disposals	-	-
Balance at September 30, 2017	$-	$148

Stock Yards Bancorp, inc. and subsidiary

The following tables present loans individually evaluated for impairment as of September 30, 2017 and December 31, 2016.

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
September 30, 2017	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$350	$540	$-	$228
Construction and development, excluding undeveloped land	737	907	-	533
Undeveloped land	474	506	-	413

Real estate mortgage
Commercial investment	55	55	-	124
Owner occupied commercial	1,470	1,908	-	1,264
1-4 family residential	785	785	-	759
Home equity - first lien	-	-	-	-
Home equity - junior lien	81	81	-	224
Subtotal: Real estate mortgage	2,391	2,829	-	2,371

Consumer	-	17	-	-
Subtotal	$3,952	$4,799	$-	$3,545

Loans with an allowance recorded:
Commercial and industrial	$1,787	$2,321	$654	$2,343
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	60

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	-
1-4 family residential	12	12	12	3
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	12	12	12	3

Consumer	56	56	56	58
Subtotal	$1,855	$2,389	$722	$2,464

Total:
Commercial and industrial	$2,137	$2,861	$654	$2,571
Construction and development, excluding undeveloped land	737	907	-	533
Undeveloped land	474	506	-	473

Real estate mortgage
Commercial investment	55	55	-	124
Owner occupied commercial	1,470	1,908	-	1,264
1-4 family residential	797	797	12	762
Home equity - first lien	-	-	-	-
Home equity - junior lien	81	81	-	224
Subtotal: Real estate mortgage	2,403	2,841	12	2,374

Consumer	56	73	56	58
Total	$5,807	$7,188	$722	$6,009

Stock Yards Bancorp, inc. and subsidiary

		Unpaid		Average
(in thousands)	Recorded	principal	Related	recorded
December 31, 2016	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$322	$465	$-	$1,947
Construction and development, excluding undeveloped land	538	708	-	108
Undeveloped land	233	265	-	76

Real estate mortgage
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,356
1-4 family residential	895	896	-	962
Home equity - first lien	-	-	-	3
Home equity - junior lien	472	472	-	333
Subtotal: Real estate mortgage	2,516	2,954	-	2,847

Consumer	-	-	-	18
Subtotal	$3,609	$4,392	$-	$4,996

Loans with an allowance recorded:
Commercial and industrial	$2,360	$2,835	$1,207	$1,619
Construction and development, excluding undeveloped land	-	-	-	182
Undeveloped land	241	241	1	149

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	554
1-4 family residential	-	-	-	-
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	-	-	-	554

Consumer	59	59	59	63
Subtotal	$2,660	$3,135	$1,267	$2,567

Total:
Commercial and industrial	$2,682	$3,300	$1,207	$3,566
Construction and development, excluding undeveloped land	538	708	-	290
Undeveloped land	474	506	1	225

Real estate mortgage	-	-	-	-
Commercial investment	107	107	-	193
Owner occupied commercial	1,042	1,479	-	1,910
1-4 family residential	895	896	-	962
Home equity - first lien	-	-	-	3
Home equity - junior lien	472	472	-	333
Subtotal: Real estate mortgage	2,516	2,954	-	3,401

Consumer	59	59	59	81
Total	$6,269	$7,527	$1,267	$7,563

Differences between recorded investment amounts and unpaid principal balance amounts are due to partial charge-offs and interest paid on non-accrual loans which have occurred over the life of loans. Unpaid principal balance is reduced by these items to arrive at the recorded investment in the loan.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had loans totaling $261 thousand past due more than 90 days and still accruing interest at September 30, 2017, compared with $438 thousand at December 31, 2016.

The following table presents the recorded investment in non-accrual loans as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016

Commercial and industrial	$1,256	$1,767
Construction and development, excluding undeveloped land	737	538
Undeveloped land	474	474

Real estate mortgage
Commercial investment	55	107
Owner occupied commercial	1,470	1,042
1-4 family residential	785	984
Home equity - first lien	-	-
Home equity - junior lien	81	383
Subtotal: Real estate mortgage	2,391	2,516

Consumer	-	-
Total	$4,858	$5,295

In the course of working with borrowers, Bancorp may elect to restructure contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic or legal reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At September 30, 2017 Bancorp had $949 thousand of loans classified as TDRs, all of which were accruing interest consistent with their modified terms. One residential real estate loan with a recorded investment of $12 thousand was modified and classified as a TDR in the three-month period ended September 30, 2017. Interest due and unpaid was capitalized into the principal balance resulting in the TDR classification. A specific reserve was established for the entire recorded investment of this loan. One additional loan, a commercial loan with a recorded investment of $35 thousand at September 30, 2017, was modified and classified as a TDR previously in the nine-month period ended September 30, 2017. The pre and post-modification balance for this loan was $39 thousand. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

Stock Yards Bancorp, inc. and subsidiary

At September 30, 2016 Bancorp had $999 thousand of accruing loans classified as TDR. Bancorp did not modify or classify any additional loans as TDR during the three or nine month periods ended September 30, 2016.

No loans classified and reported as TDRs within the twelve months prior to September 30, 2017 defaulted during the three or nine-month periods ended September 30, 2017. Likewise, no loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2016 defaulted during the three-month or nine-month periods ended September 30, 2016. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at September 30, 2017, had a total allowance allocation of $142 thousand, compared with $207 thousand at December 31, 2016.

At September 30, 2017 and December 31, 2016, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

At September 30, 2017 formal foreclosure proceedings were in process on two loans with a total recorded investment of $75 thousand.

The following table presents aging of the recorded investment in loans as of September 30, 2017 and December 31, 2016.

							Recorded
(in thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes	Total	Total	and
September 30, 2017	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$747,316	$2,149	$7	$1,256	$3,412	$750,728	$-
Construction and development, excluding undeveloped land	173,573	-	-	737	737	174,310	-
Undeveloped land	20,515	-	-	474	474	20,989	-

Real estate mortgage
Commercial investment	574,088	2,667	-	55	2,722	576,810	-
Owner occupied commercial	395,924	47	363	1,470	1,880	397,804	-
1-4 family residential	259,729	330	602	1,046	1,978	261,707	261
Home equity - first lien	51,836	89	-	-	89	51,925	-
Home equity - junior lien	62,892	165	278	81	524	63,416	-
Subtotal: Real estate mortgage	1,344,469	3,298	1,243	2,652	7,193	1,351,662	261

Consumer	37,196	226	9	-	235	37,431	-
Total	$2,323,069	$5,673	$1,259	$5,119	$12,051	$2,335,120	$261

December 31, 2016

Commercial and industrial	$734,682	$84	$290	$1,785	$2,159	$736,841	$18
Construction and development, excluding undeveloped land	191,810	-	-	538	538	192,348	-
Undeveloped land	21,022	-	-	474	474	21,496	-

Real estate mortgage
Commercial investment	537,998	631	64	193	888	538,886	86
Owner occupied commercial	406,726	342	-	1,224	1,566	408,292	182
1-4 family residential	246,730	1,174	576	1,018	2,768	249,498	34
Home equity - first lien	55,027	231	21	46	298	55,325	46
Home equity - junior lien	66,911	99	126	383	608	67,519	72
Subtotal: Real estate mortgage	1,313,392	2,477	787	2,864	6,128	1,319,520	420

Consumer	34,965	28	105	72	205	35,170	-
Total	$2,295,871	$2,589	$1,182	$5,733	$9,504	$2,305,375	$438

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

Stock Yards Bancorp, inc. and subsidiary

As of September 30, 2017 and December 31, 2016, the internally assigned risk grades of loans by category were as follows:

(in thousands)				Substandard		Total
September 30, 2017	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$726,194	$7,464	$14,197	$2,873	$-	$750,728
Construction and development, excluding undeveloped land	174,310	-	-	-	-	174,310
Undeveloped land	20,485	-	30	474	-	20,989

Real estate mortgage
Commercial investment	575,339	761	420	290	-	576,810
Owner occupied commercial	383,387	10,313	2,869	1,235	-	397,804
1-4 family residential	256,458	3,018	1,172	1,059	-	261,707
Home equity - first lien	51,923	2	-	-	-	51,925
Home equity - junior lien	63,029	73	233	81	-	63,416
Subtotal: Real estate mortgage	1,330,136	14,167	4,694	2,665	-	1,351,662

Consumer	37,269	102	4	56	-	37,431
Total	$2,288,394	$21,733	$18,925	$6,068	$-	$2,335,120

December 31, 2016

Commercial and industrial	$714,025	$14,266	$5,850	$2,700	$-	$736,841
Construction and development, excluding undeveloped land	191,455	-	355	538	-	192,348
Undeveloped land	21,022	-	-	474	-	21,496

Real estate mortgage
Commercial investment	538,688	-	5	193	-	538,886
Owner occupied commercial	396,997	7,960	2,111	1,224	-	408,292
1-4 family residential	247,888	-	592	1,018	-	249,498
Home equity - first lien	55,279	-	-	46	-	55,325
Home equity - junior lien	66,710	-	426	383	-	67,519
Subtotal: Real estate mortgage	1,305,562	7,960	3,134	2,864	-	1,319,520

Consumer	35,039	-	-	131	-	35,170
Total	$2,267,103	$22,226	$9,339	$6,707	$-	$2,305,375

Stock Yards Bancorp, inc. and subsidiary

(4)	Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Evaluations have resulted in no indication of impairment. Bancorp currently has goodwill in the amount of $682 thousand from the 1996 acquisition of an Indiana bank. This goodwill is assigned to the commercial banking segment of Bancorp.

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At September 30, 2017, the unamortized core deposit intangible was $1.3 million, as compared to $1.4 million at December 31, 2016.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at both September 30, 2017 and December 31, 2016 were $2.7 million. Total outstanding principal balances of loans serviced for others were $350.1 million and $372.2 million at September 30, 2017, and December 31, 2016, respectively.

Changes in the net carrying amount of MSRs for the nine months ended September 30, 2017 and 2016 are shown in the following table:

	For the nine months
	ended September 30,
(in thousands)	2017	2016
Balance at beginning of period	$921	$1,018
Additions for mortgage loans sold	143	105
Amortization	(222)	(192)
Balance at end of period	$842	$931

Stock Yards Bancorp, inc. and subsidiary

(5)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Current income tax expense
Federal	$5,211	$4,363	$12,936	$10,958
State	179	287	472	597
Total current income tax expense	5,390	4,650	13,408	11,555

Deferred income tax (benefit) expense
Federal	(1,583)	(692)	(2,240)	(302)
State	(44)	(75)	(30)	(18)
Total deferred income tax expense (benefit)	(1,627)	(767)	(2,270)	(320)
Change in valuation allowance	333	-	459	-
Total income tax expense	$4,096	$3,883	$11,597	$11,235

An analysis of the difference between statutory and effective income tax rates for the nine months ended September 30, 2017 and 2016 follows:

	Nine months ended September 30,
	2017	2016
U.S. federal statutory income tax rate	35.0%	35.0%
Tax credits	(4.6)	(9.4)
Excess tax benefits from share-based compensation arrangements	(3.0)	-
Increase in cash surrender value of life insurance	(1.4)	(0.9)
Tax exempt interest income	(1.1)	(1.3)
State income taxes, net of federal benefit	0.7	0.9
Other, net	0.3	2.7
Effective income tax rate	25.9%	27.0%

State income tax expense represents taxes owed in Indiana. State income taxes in Kentucky and Ohio are based on capital levels, and are recorded as other non-interest expense.

Bancorp’s results for the first nine months of 2017 reflect implementation of Accounting Standards Update 2016-09, which provides guidance for the recognition of excess tax benefits or deficiencies related to share-based payment awards. Effective for fiscal years beginning after December 15, 2016, ASU 2016-09 changes the way these benefits and deficiencies are recorded. Prior to 2017 they were recorded in additional paid-in capital, and therefore did not affect earnings. Beginning in 2017, these amounts are being recorded as tax expense or benefit in the income statement. For the three and nine month periods ending September 30, 2017 Bancorp recorded benefits of $241 thousand and $1.4 million, respectively, within the provision for income tax expense for such awards.

Stock Yards Bancorp, inc. and subsidiary

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2017 and December 31, 2016, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2012.

(6)	Deposits

The composition of the Bank’s deposits outstanding at September 30, 2017 (unaudited) and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
(in thousands)
Non-interest bearing demand	$676,824	$680,156

Interest bearing deposits:
Interest bearing demand	725,368	768,139
Savings	149,596	140,030
Money market	698,198	682,421

Time deposits of more than $250,000	33,270	40,427
Other time deposits	198,710	209,375
Total time deposits	231,980	249,802

Total interest bearing deposits	1,805,142	1,840,392

Total deposits	$2,481,966	$2,520,548

Maturities of time deposits of more than $250,000, outstanding at September 30, 2017, are summarized as follows:

(in thousands)	Amount

3 months or less	$11,463
Over 3 through 6 months	3,938
Over 6 through 12 months	10,942
Over 1 through 3 years	6,410
Over 3 years	517
Total	$33,270

Stock Yards Bancorp, inc. and subsidiary

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $71.9 million and $67.6 million at September 30, 2017 and December 31, 2016, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At September 30, 2017, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned by and under the control of Bancorp.

(8)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $50.1 million and $51.1 million at September 30, 2017 and December 31, 2016, respectively, via 14 separate fixed-rate advances. As of September 30, 2017, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $20.1 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of contractual maturities and average effective rates of outstanding advances:

(In thousands)	September 30, 2017		December 31, 2016
Year	Advance	Fixed Rate	Advance	Fixed Rate
2017	$30,000	1.24%	$30,000	0.70%
2020	1,753	2.23	1,790	2.23
2021	306	2.12	359	2.12
2024	2,505	2.36	2,661	2.36
2025	5,615	2.43	6,025	2.43
2026	8,658	1.99	8,936	1.99
2028	1,273	1.48	1,304	1.48

Total	$50,110	1.61%	$51,075	1.30%

In addition to fixed-rate advances listed above, at September 30, 2017 Bancorp had a $150 million cash management advance from the FHLB. This advance matured in the first week of October, 2017 and was used to manage Bancorp’s overall cash position. Due to the short term of the advance, it was recorded on the consolidated balance sheet within Federal funds purchased and other short-term borrowings.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp at times utilizes these borrowings to match fund long-term fixed rate loans. At September 30, 2017, the amount of available credit from the FHLB totaled $367.3 million.

Stock Yards Bancorp, inc. and subsidiary

(9)	Other Comprehensive Income

The following table illustrates activity within the balances of accumulated other comprehensive income by component, and is shown for the nine months ended September 30, 2017 and 2016.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Net current period other comprehensive gain (loss)	4,110	(301)	-	3,809
Balance at September 30, 2016	$5,075	$(361)	$(273)	$4,441

Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive income gain	950	38	-	988
Amounts reclassified from other comprehensive income	(20)	-	-	(20)
Net current-period other comprehensive income	930	38	-	968
Balance at September 30, 2017	$(281)	$22	$(272)	$(531)

(10)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

Stock Yards Bancorp, inc. and subsidiary

(11)	Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2017 and 2016, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2017	2016	2017	2016
Net income	$11,704	$10,467	$33,097	$30,411
Average basic shares outstanding	22,542	22,385	22,524	22,325
Dilutive securities	422	418	460	386

Average shares outstanding including dilutive securities including dilutive securities	22,964	22,803	22,984	22,711

Net income per share, basic	$0.52	$0.47	$1.47	$1.36
Net income per share, diluted	$0.51	$0.46	$1.44	$1.34

(12)	Defined Benefit Retirement Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service. All three officers are fully vested as of September 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Net periodic benefits costs, which include interest cost and amortization of net losses, totaled $34 thousand and $33 thousand for the three-month periods ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the net periodic benefit costs totaled $103 thousand and $100 thousand, respectively.

(13)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. No additional shares were made available. As of September 30, 2017, there were 285,133 shares available for future awards.

Options, which have not been granted since 2007, had a vesting schedule of 20% per year and as of February 2017; all options have been exercised or expired. Stock appreciation rights (“SARs”) have a vesting schedule of 20% per year. SARs expire ten years after the grant date unless unvested grants are forfeited due to employment termination. SARs granted under the 2005 plan expire as late as 2025.

Restricted shares granted to officers vest over five years. All restricted shares have been granted at a price equal to the market value of common stock at the time of grant. For all grants prior to 2015, grantees were entitled to dividend payments during the vesting period. For grants in 2015 and after, forfeitable dividends are deferred until shares are vested.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense before income taxes	$670	$573	$2,012	$1,646
Less: deferred tax benefit	(235)	(200)	(704)	(576)
Reduction of net income	$435	$373	$1,308	$1,070

Bancorp’s net income for the three and nine-month periods ended September 30, 2017 reflected the implementation of ASU 2016-09 which changed the way excess tax benefits and deficiencies related to share-based compensation are recorded. Prior to 2017 these were recorded directly to additional paid-in capital and, thus did not affect earnings. Beginning in 2017 these are recorded as a tax expense or benefit in the income statement. For the three and nine months ended September 30, 2017 these benefits resulted in a $241 thousand and a $1.4 million increase in net income, respectively. This tax benefit is not reflected in the table above.

Bancorp expects to record an additional $679 thousand of stock-based compensation expense in 2017 for equity grants outstanding as of September 30, 2017. As of September 30, 2017, Bancorp has $4.9 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $216 thousand during the first nine months of 2017 for purchase of shares upon vesting of restricted stock units, net of cash received for options exercised. This compares to cash received of $1.6 million during the first nine months of 2016 for similar activity.

Stock Yards Bancorp, inc. and subsidiary

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2016 and the nine month period ended September 30, 2017 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(in thousands)	price			price	(in thousands)	value	life (in years)

At December 31, 2015
Vested and exercisable	656	$14.02	-	19.44	$15.75	$6,191	$3.39	3.7
Unvested	266	15.24	-	24.55	18.66	1,733	3.29	7.7
Total outstanding	922	14.02	-	24.55	16.59	7,924	3.36	4.8

Granted	88	25.76	-	33.08	25.84	1,866	3.56
Exercised	(272)	14.02	-	17.89	16.38	4,155	3.73
Forfeited	(3)	14.02	-	15.84	15.18	60	2.94

At December 31, 2016
Vested and exercisable	475	14.02	-	24.56	15.72	14,820	3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	-	6.34
Exercised	(47)	14.02	-	17.89	15.52	1,168	3.27
Forfeited	-		-		-	-	-

At September 30, 2017
Vested and exercisable	519	14.02	-	25.76	16.39	11,218	3.15	4.3
Unvested	215	15.24	-	40.00	26.45	2,567	4.17	7.9
Total outstanding	734	14.02	-	40.00	19.17	$13,785	3.45	5.3

Vested year-to-date	92	$15.24	-	25.76	$19.34	$1,723	$3.18

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price. 46,410 shares had an intrinsic value of zero because the exercise price for those shares exceeded the current market price at September 30, 2017. There are no options outstanding as of September 30, 2017; all have been exercised or have expired.

Stock Yards Bancorp, inc. and subsidiary

A summary of activity for restricted shares of common stock granted to officers for the periods ending December 31, 2016 and September 30, 2017 is outlined in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2015	155,858	$18.98

2016 activity:
Shares awarded	51,122	25.78
Restrictions lapsed and shares released	(49,265)	17.98
Shares forfeited	(12,480)	20.69
Unvested at December 31, 2016	145,235	$21.57

2017 activity:
Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,220)	19.76
Shares forfeited	(7,154)	25.03
Unvested at September 30, 2017	120,486	$27.59

Bancorp awarded PSUs to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year. Shares awarded in 2017 under the 2014 grant totaled 50,022. Shares awarded in 2016 under the 2013 grant totaled 55,188.

The following table outlines outstanding PSU grants:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2015	3	$20.02	51,910
2016	3	22.61	58,786
2017	3	35.66	24,756

In the first quarter of 2017, Bancorp awarded 4,680 RSUs to directors of Bancorp with a grant date fair value of $220 thousand. No awards were made in the second or third quarters of 2017.

(14)	Stock Split

In April 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend payable in May 2016. Share and per share information has been adjusted for this split.

Stock Yards Bancorp, inc. and subsidiary

(15)	Commitments and Contingent Liabilities

As of September 30, 2017, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at September 30, 2017 commitments to extend credit of $709.7 million, including standby letters of credit of $17.6 million, represent normal banking transactions. Commitments to extend credit were $628.3 million, including letters of credit of $15.6 million, as of December 31, 2016. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2017, Bancorp had accrued $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

As part of the normal course of business Bancorp entered into an agreement to purchase 29 automatic teller machines (ATMs) over the next three years at a total price of $1.2 million. Management was able to secure favorable pricing by contractually committing to purchase the machines.

Also, as of September 30, 2017, in the normal course of business, there were pending legal actions and administrative proceedings in which claims for damages are asserted and/or losses could be incurred. We record a liability for these matters if an unfavorable outcome is probable and the amount of loss can be reasonably estimated, including expected insurance coverage. For proceedings where the reasonable estimate of loss is a range, we record a best estimate of loss within the range. At September 30, 2017 we have recorded a liability of $266 thousand for such matters.

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

Stock Yards Bancorp, inc. and subsidiary

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

Stock Yards Bancorp, inc. and subsidiary

Below are the carrying values of assets measured at fair value on a recurring basis.

(in thousands)	Fair value at September 30, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$372,664	$-	$372,664	$-
Mortgage-backed securities - government agencies	146,720	-	146,720	-
Obligations of states and political subdivisions	51,622	-	51,622	-
Corporate equity securities	516	516	-	-

Total investment securities available-for-sale	571,522	516	571,006	-

Interest rate swaps	182	-	182	-

Total assets	$571,704	$516	$571,188	$-

Liabilities

Interest rate swaps	$148	$-	$148	$-

(in thousands)	Fair value at December 31, 2016
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$74,998	$74,998	$-	$-
Government sponsored enterprise obligations	268,090	-	268,090	-
Mortgage-backed securities - government agencies	168,843	-	168,843	-
Obligations of states and political subdivisions	57,444	-	57,444	-
Corporate equity securities	699	699	-	-

Total investment securities available-for-sale	570,074	75,697	494,377	-

Interest rate swaps	203	-	203	-

Total assets	$570,277	$75,697	$494,580	$-

Liabilities

Interest rate swaps	$178	$-	$178	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

Stock Yards Bancorp, inc. and subsidiary

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2017 and December 31, 2016 there was no valuation allowance for the mortgage servicing rights, as fair value exceeded cost. Accordingly, MSRs are not included in either table below for September 30, 2017 or December 31, 2016. See Note 4 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as carrying value of loans with a specific valuation allowance, less the specific allowance, and the carrying value of collateral dependent loans that have been charged down to their fair value.  Fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of September 30, 2017, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $3.2 million, and the specific allowance totaled $722 thousand, resulting in a fair value of $2.5 million, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $4.2 million, and the specific allowance allocation totaling $1.3 million, resulting in a fair value of $2.9 million at December 31, 2016.  Losses represent charge offs and changes in specific allowances for the period indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At September 30, 2017 and December 31, 2016, carrying value of all other real estate owned was $2.6 million and $5.0 million, respectively.

Stock Yards Bancorp, inc. and subsidiary

Below are carrying values of assets measured at fair value on a non-recurring basis.  Impaired loan amounts reported represent only those impaired loans with specific valuation allowances and collateral dependent impaired loans charged down to their carrying value.

(in thousands)	Fair value at September 30, 2017				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2017
Impaired loans	$2,530	$-	$-	$2,530	$(280)
Other real estate owned	2,640	-	-	2,640	(171)

Total	$5,170	$-	$-	$5,170	$(451)

(in thousands)	Fair value at December 31, 2016				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2016
Impaired loans	$2,933	$-	$-	$2,933	$(1,612)
Other real estate owned	4,488	-	-	4,488	(62)

Total	$7,421	$-	$-	$7,421	$(1,674)

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2017, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017, significant unobservable inputs used in fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(dollars in thousands)	Value	technique	input	input

Impaired loans - collateral dependent	$2,530	Appraisal	Appraisal discounts	15.0%
Other real estate owned	2,640	Appraisal	Appraisal discounts	23.4

Stock Yards Bancorp, inc. and subsidiary

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(in thousands)	Carrying
September 30, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$129,078	$129,078	$129,078	$-	$-
Mortgage loans held for sale	5,459	6,005	-	6,005	-
Federal Home Loan Bank stock and other securities	7,666	7,666	-	7,666	-
Loans, net	2,310,172	2,302,466	-	-	2,302,466
Accrued interest receivable	8,162	8,162	8,162	-	-

Financial liabilities
Deposits	2,481,966	2,480,641	-	-	2,480,641
Short-term borrowings	233,824	233,824	-	233,824	-
FHLB advances	50,110	50,070	-	50,070	-
Secured borrowings	18,351				18,210
Accrued interest payable	212	212	212	-	-

(in thousands)	Carrying
December 31, 2016	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$47,973	$47,973	$47,973	$-	$-
Mortgage loans held for sale	3,213	3,481	-	3,481	-
Federal Home Loan Bank stock and other securities	6,347	6,347	-	6,347	-
Loans, net	2,281,368	2,284,569	-	-	2,284,569
Accrued interest receivable	6,878	6,878	6,878	-	-

Financial liabilities
Deposits	2,520,548	2,519,725	-	-	2,519,725
Short-term borrowings	114,969	114,969	-	114,969	-
FHLB advances	51,075	50,806	-	50,806	-
Secured borrowings	15,814				15,731
Accrued interest payable	144	144	144	-	-

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

Secured Borrowings Secured borrowings represent sold participation loans for which Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. Secured borrowings are included in other liabilities on the consolidated balance sheets.

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

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge their exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the consolidated balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition are expected to have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first nine months of 2017 were offsetting and therefore had no net effect on Bancorp’s earnings or cash flows.

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

At September 30, 2017 and December 31, 2016, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(dollar amounts in thousands)	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Notional amount	$53,214	$43,986	$53,214	$43,986
Weighted average maturity (years)	8.9	9.9	8.9	9.9
Fair value	$148	$(178)	$(148)	$178

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

Stock Yards Bancorp, inc. and subsidiary

The following table details Bancorp’s derivative position designated as a cash flow hedges, and fair values as of September 30, 2017 and December 31, 2016.

(dollars in thousands)

				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	September 30, 2017	December 31, 2016
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$26	$16
20,000	12/6/2020	US 3 Month LIBOR	1.79%	8	9
$30,000			1.82%	$34	$25

(19)	Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to banks and bank holding companies subject to the rules are:

•	a total risk-based capital ratio of 8%
•	a common equity tier 1 capital ratio of 4.5%
•	a tier 1 risk-based capital ratio of 6%
•	a tier 1 leverage ratio of 4%

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

Stock Yards Bancorp, inc. and subsidiary

As of September 30, 2017, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

The following tables set forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2017 and December 31, 2016.

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$358,610	13.64%	$210,328	8.00%	NA	NA
Bank	346,040	13.20	209,721	8.00	$262,152	10.00%

Common equity tier 1 risk-based capital
Consolidated	333,312	12.67	118,382	4.50	NA	NA
Bank	320,742	12.23	118,016	4.50	157,355	6.00

Tier 1 risk-based capital (1)
Consolidated	333,312	12.67	157,843	6.00	NA	NA
Bank	320,742	12.23	157,355	6.00	157,355	6.00

Leverage (2)
Consolidated	333,312	11.02	120,984	4.00	NA	NA
Bank	320,742	10.61	120,921	4.00	151,151	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$338,525	13.04%	$207,684	8.00%	NA	NA
Bank	325,630	12.57	207,243	8.00	$259,053	10.00%

Common equity tier 1 risk-based capital
Consolidated	314,147	12.10	116,832	4.50	NA	NA
Bank	301,252	11.63	116,564	4.50	155,418	6.00

Tier 1 risk-based capital (1)
Consolidated	314,147	12.10	155,775	6.00	NA	NA
Bank	301,252	11.63	155,418	6.00	155,418	6.00

Leverage (2)
Consolidated	314,147	10.54	119,221	4.00	NA	NA
Bank	301,252	10.11	119,190	4.00	148,987	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

Stock Yards Bancorp, inc. and subsidiary

(20)	Segments

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2017 and 2016 follows:

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total

Three months ended September 30, 2017
Net interest income	$26,089	$75	$26,164
Provision for loan losses	150	-	150
Wealth management and trust services	-	5,025	5,025
All other non-interest income	6,078	-	6,078
Non-interest expense	18,491	2,826	21,317
Income before income taxes	13,526	2,274	15,800
Income tax expense	3,284	812	4,096
Net income	$10,242	$1,462	$11,704

Segment assets	$3,153,886	$2,027	$3,155,913

Three months ended September 30, 2016
Net interest income	$24,690	$70	$24,760
Provision for loan losses	1,250	-	1,250
Wealth management and trust services	-	4,800	4,800
All other non-interest income	6,558	-	6,558
Non-interest expense	17,722	2,796	20,518
Income before income taxes	12,276	2,074	14,350
Income tax expense	3,142	741	3,883
Net income	$9,134	$1,333	$10,467

Segment assets	$2,936,542	$2,123	$2,938,665

Stock Yards Bancorp, inc. and subsidiary

		Wealth
	Commercial	management
(in thousands)	banking	and trust	Total

Nine months ended September 30, 2017
Net interest income	$76,350	$230	$76,580
Provision for loan losses	1,650	-	1,650
Wealth management and trust services	-	15,272	15,272
All other non-interest income	18,303	-	18,303
Non-interest expense	54,756	9,055	63,811
Income before income taxes	38,247	6,447	44,694
Income tax expense	9,295	2,302	11,597
Net income	$28,952	$4,145	$33,097

Segment assets	$3,153,886	$2,027	$3,155,913

Nine months ended September 30, 2016
Net interest income	$71,985	$194	$72,179
Provision for loan losses	2,500	-	2,500
Wealth management and trust services	-	14,219	14,219
All other non-interest income	17,999	-	17,999
Non-interest expense	51,914	8,337	60,251
Income before income taxes	35,570	6,076	41,646
Income tax expense	9,064	2,171	11,235
Net income	$26,506	$3,905	$30,411

Segment assets	$2,936,542	$2,123	$2,938,665

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2017 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2017 compared with same period in 2016. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Stock Yards Bancorp, inc. and subsidiary

Overview of 2017 through September 30, 2017

Bancorp completed the first nine months of 2017 with net income of $33.1 million, an 8.8% increase over the comparable period in 2016. The increase is primarily due to higher net interest income, higher non-interest income, and a reduction in provision for loan losses. These increases were partially offset by higher non-interest expense. Diluted earnings per share for the first nine months of 2017 were $1.44, compared with $1.34 for the first nine months of 2016. Bancorp's performance for the first nine months of 2017 reflected several positive factors, including:

●	The continued positive effect of solid loan growth over the past 12 months, which has increased Bancorp’s net interest income nearly 6% compared with that for the third quarter of 2016;
●	A six basis point increase in net interest margin sequentially from the second quarter of 2017;
●	A reduction in the provision for loan losses as credit quality remained excellent;
●	Steady growth in fee income from the Wealth Management and Trust Group;
●	A tax benefit from the wind-down of a tax-credit partnership; and
●	Solid returns on average assets and equity.

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

Net interest income increased $4.4 million, or 6.1%, for the first nine months of 2017, compared with the same period in 2016. Net interest margin increased to 3.63% for the first nine months of 2017, compared with 3.60% for the same period of 2016.

For the nine-month period ended September 30, 2017, Bancorp recorded a $1.7 million provision for loan losses, compared to $2.5 million for the same period in 2016. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first nine months of 2017 increased $1.4 million, or 4.2%, compared with the same period in 2016, and comprised 30.0% of total revenues, as compared to 31.6% for the same period in 2016. Continuing the trends of 2016, Bancorp’s wealth management and trust department (WM&T) led the increase with a 7.4%, or $1.1 million increase over the same period in 2016.

Total non-interest expense in the first nine months of 2017 increased $3.6 million, or 5.9%, compared with the same period in 2016, primarily due to increases in salaries and employee benefits, as well as expenses related to the Bancorp’s continued growth and improvements in technology infrastructure. Amortization expenses for investments in tax-credit partnerships, which had a significant impact on earnings in 2016, decreased by $1.2 million, or 39.4%, in the first nine months of 2017 as compared to the same period in 2016. Bancorp's efficiency ratio in the first nine months of 2017 was 57.6% compared to 57.4% in the same period in 2016. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 55.9% and 54.5% for the first nine months of 2017 and 2016, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s effective tax rate decreased to 25.9% in 2017 from 27.0% in 2016. In 2017 Bancorp adopted ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the nine months ended September 30, 2017 Bancorp recorded a benefit of $1.4 million for such tax benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital.

The ratio of shareholder’s equity to total assets was 10.59% as of September 30, 2017 compared with 10.33% at December 31, 2016. Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.54% as of September 30, 2017, compared with 10.26% at December 31, 2016. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

In April 2016 Bancorp declared a 3 for 2 stock split effected as a 50% stock dividend payable in May 2016. Share and per share information has been adjusted for this dividend.

The following sections provide more details on Bancorp’s financial condition and results of operation.

a)	Results Of Operations

Net income of $11.7 million for the three months ended September 30, 2017 increased $1.2 million, or 11.8%, from $10.5 million for the comparable 2016 period. Basic net income per share was $0.52 for the third quarter of 2017, an increase of 10.6% from the $0.47 for the third quarter of 2016. Net income per share on a diluted basis was $0.51 for the third quarter of 2017, as compared to $0.46 for the same period in 2016. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.53% and 14.03%, respectively, for the third quarter of 2017, compared with 1.44% and 13.47%, respectively, for the same period in 2016.

Net income of $33.1 million for the nine months ended September 30, 2017 increased $2.7 million, or 8.8%, from $30.4 million for the comparable 2016 period. Basic net income per share was $1.47 for the first nine months of 2017, an increase of 8.1% from the $1.36 for the period in 2016. Net income per share on a diluted basis was $1.44 for the first nine months of 2017, an increase of 7.5% from the $1.34 for the same period in 2016. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.47% and 13.65%, respectively, for the first nine months of 2017, compared with 1.42% and 13.51%, respectively, for the same period in 2016.

Stock Yards Bancorp, inc. and subsidiary

Net Interest Income

The following table presents average balance sheets for the three and nine month periods ended September 30, 2017 and 2016 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Average Balances and Interest Rates - Taxable Equivalent Basis

	Three months ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$120,927	$388	1.27%	$72,673	$95	0.52%
Mortgage loans held for sale	3,515	48	5.42	5,070	66	5.18
Securities:
Taxable	387,696	1,920	1.96	406,481	1,984	1.94
Tax-exempt	51,905	388	2.97	59,981	426	2.83
FHLB stock and other securities	7,666	83	4.30	6,347	63	3.95
Loans, net of unearned income	2,289,435	25,484	4.42	2,171,772	23,511	4.31
Total earning assets	2,861,144	28,311	3.93	2,722,324	26,145	3.82

Less allowance for loan losses	25,434			23,634
	2,835,710			2,698,690
Non-earning assets:
Cash and due from banks	41,550			41,682
Premises and equipment	41,395			42,665
Accrued interest receivable and other assets	108,433			100,109

Total assets	$3,027,088			$2,883,146

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$725,822	$418	0.23%	$698,874	$232	0.13%
Savings deposits	150,332	55	0.15	136,292	11	0.03
Money market deposits	691,726	741	0.43	655,912	346	0.21
Time deposits	232,773	379	0.65	247,237	352	0.57
Securities sold under agreements to repurchase	73,806	33	0.18	68,835	38	0.22
Federal funds purchased and other short term borrowings	27,535	77	1.11	23,471	19	0.32
FHLB advances	50,221	244	1.93	44,194	184	1.66

Total interest bearing liabilities	1,952,215	1,947	0.40	1,874,815	1,182	0.25

Non-interest bearing liabilities:
Non-interest bearing demand deposits	697,815			656,689
Accrued interest payable and other liabilities	46,194			42,597
Total liabilities	2,696,224			2,574,101

Stockholders’ equity	330,864			309,045

Total liabilities and stockholders’ equity	$3,027,088			$2,883,146
Net interest income		$26,364			$24,963
Net interest spread			3.53%			3.57%
Net interest margin			3.66%			3.65%

Stock Yards Bancorp, inc. and subsidiary

Average Balances and Interest Rates - Taxable Equivalent Basis

	Nine months ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$97,543	$798	1.09%	$100,653	$395	0.52%
Mortgage loans held for sale	3,656	145	5.30	4,918	185	5.02
Securities:
Taxable	406,476	5,944	1.96	413,508	6,135	1.98
Tax-exempt	53,568	1,186	2.96	61,417	1,298	2.82
FHLB stock and other securities	6,801	229	4.50	6,347	190	4.00
Loans, net of unearned income	2,275,320	74,055	4.35	2,113,744	68,238	4.31

Total earning assets	2,843,364	82,357	3.87	2,700,587	76,441	3.78

Less allowance for loan losses	24,891			23,057
	2,818,473			2,677,530
Non-earning assets:
Cash and due from banks	40,547			40,097
Premises and equipment	41,798			41,500
Accrued interest receivable and other assets	106,035			94,263

Total assets	$3,006,853			$2,853,390

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$739,295	$1,076	0.19%	$710,417	$735	0.14%
Savings deposits	147,471	123	0.11	134,004	35	0.03
Money market deposits	693,656	1,968	0.38	652,406	1,060	0.22
Time deposits	239,250	1,070	0.60	254,172	1,086	0.57
Securities sold under agreements to repurchase	67,556	100	0.20	60,438	100	0.22
Federal funds purchased and other short term borrowings	20,581	125	0.81	25,021	57	0.30
FHLB advances	50,541	715	1.89	43,533	552	1.69

Total interest bearing liabilities	1,958,350	5,177	0.35	1,879,991	3,625	0.26

Non-interest bearing liabilities:
Non-interest bearing demand deposits	680,831			637,812
Accrued interest payable and other liabilities	43,437			34,844
Total liabilities	2,682,618			2,552,647

Stockholders’ equity	324,235			300,743

Total liabilities and stockholders’ equity	$3,006,853			$2,853,390
Net interest income		$77,180			$72,816
Net interest spread			3.52%			3.52%
Net interest margin			3.63%			3.60%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 35%. Approximate tax equivalent adjustments to interest income were $199 thousand and $203 thousand, respectively, for the three month periods ended September 30, 2017 and 2016 and $599 thousand and $637 thousand, respectively, for the nine month periods ended September 30, 2017 and 2016.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $19.4 million and $16.3 million, respectively, for the three month periods ended September 30, 2017 and 2016 and $18.9 million and $11.2 million, respectively, for the nine month periods ended September 30, 2017 and 2016.

Fully taxable equivalent net interest income of $26.4 million for the three months ended September 30, 2017 increased $1.4 million, or 5.6%, from $25.0 million for the same period in 2016. Bancorp recognized positive effects of increased average balances on loans, resulting from loan growth in 2016, and increased rates on all earning asset categories following rate increases by the Federal Reserve, were partially offset by the negative effect of increased rates for all funding sources, and increased average balances for all funding sources except certificate of deposit accounts. To date in 2017 the Federal Reserve twice raised the target Fed Funds rate with 25 basis point increases in both March and June. Management increased rates paid on retail deposits accounts in conjunction with the March rate hike. Those deposit customers had not seen a rate increase on their accounts in over ten years. The June increase resulted in most of the variable rate loan portfolio breaking through applicable floor rates which will enhance margin going forward. Net interest spread and net interest margin were 3.53% and 3.66%, respectively, for the third quarter of 2017 and 3.57% and 3.65%, respectively, for the third quarter of 2016. Heightened competition on pricing, effects of liquidity and a flattening yield curve contributed to pressure on net interest margin.

Fully taxable equivalent net interest income of $77.2 million for the nine months ended September 30, 2017 increased $4.4 million, or 6.0%, from $72.8 million for the same period in 2016. Positive effects of increased average balances on loans, resulting from loan growth in 2016, and increased rates on other earning assets, were partially offset by the negative effect of increasing rates and average balances for all funding sources except certificates of deposits. Average rates on loans increased period to period while the rates on taxable securities decreased. Net interest spread and net interest margin were 3.52% and 3.63%, respectively, for the first nine months of 2017 and 3.52% and 3.60%, respectively, for the first nine months of 2016.

Stock Yards Bancorp, inc. and subsidiary

Average earning assets increased $138.8 million or 5.1% to $2.9 billion for the three month period ended September 30, 2017 as compared to the same time period in 2016, reflecting growth in the loan portfolio and to a lesser extent fed funds sold. Average interest bearing liabilities increased $77 million or 4.1% for the third quarter of September 30, 2017 as compared to the third quarter of 2016. A decrease in volume of time deposits partially offset increases in all other interest bearing deposit and borrowing categories. Average earning assets increased $142.8 million or 5.3%, to $2.8 billion for the first nine months of 2017 as compared with 2016, reflecting increases in the loan portfolio, the majority of which was garnered in 2016. Average interest bearing liabilities increased $78.4 million, or 4.1%, to $1.95 billion for the first nine months of 2017, as compared with the same period in 2016. Increases in the volume of interest bearing demand deposits, savings deposits, money market deposit accounts, securities sold under agreements to repurchase, and FHLB advances, were partially offset by decreases in volume of time deposits, and other short term borrowing products.

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

The September 30, 2017 simulation analysis, which shows minimal interest rate sensitivity, indicates that Bancorp is asset sensitive as increases in interest rates of 100 to 200 basis points have a positive effect on net interest income. If rates raise 200 basis points, net interest income would increase 2.12%. The excess liquidity held in interest bearing deposit accounts and other short-term investments along with variable rate loans now at or above their floors gives Bancorp significant assets that will reprice as rates move. Those same balances cause an estimated decline in net interest income in a down 100 basis point rate scenario. These estimates are summarized below.

Net interest income % change
Increase 200 bp	2.12
Increase 100 bp	1.03
Decrease 100 bp	(4.27)
Decrease 200 bp	(11.10)

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. The provision reflects an allowance methodology that is driven by risk ratings, historical losses, and qualitative factors. The provision for the first nine months of 2017, and the resulting allowance level, reflected a number of factors, including stable and acceptable credit quality metrics, modest loan growth during the period, and an expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the look-back period was applied to all classes and segments of the portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused management to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation, resulting in the same expansion of the look-back period for the qualitative factors. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. Classified assets, after experiencing a slight elevation the prior quarter stabilized in the third quarter. Bancorp recorded provision for loan losses of $150 thousand and $1.7 million for the first three and nine month periods of 2017, respectively, as compared to $1.3 million and $2.5 million for the same periods in 2016.

Management uses loan grading procedures which result in specific allowance allocations for estimated inherent risk of loss. For all loans graded, but not individually reviewed for allowance purposes, a general allowance allocation is computed using historical data based on actual loss experience. Specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses. Based on this detailed analysis of credit risk, management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2017.

Stock Yards Bancorp, inc. and subsidiary

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2017 and 2016 follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$25,115	$23,141	$24,007	$22,441
Provision for loan losses	150	1,250	1,650	2,500
Loan charge-offs, net of recoveries	(317)	(22)	(709)	(572)
Balance at the end of the period	$24,948	$24,369	$24,948	$24,369
Average loans, net of unearned income	$2,289,436	$2,188,089	$2,275,320	$2,124,921
Provision for loan losses to average loans (1)	0.01%	0.06%	0.07%	0.12%
Net loan charge-offs to average loans (1)	0.01%	0.00%	0.03%	0.03%
Allowance for loan losses to average loans	1.09%	1.11%	1.09%	1.15%
Allowance for loan losses to period-end loans	1.07%	1.10%	1.07%	1.10%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2017 and 2016 follows:

(in thousands)	Three months		Nine months
	ended September 30,		ended September 30,
Net loan charge-offs (recoveries)	2017	2016	2017	2016

Commercial and industrial	$280	$18	$642	$375
Construction and development, excluding undeveloped land	-	(11)	-	(21)
Undeveloped land	-	-	-	-
Real estate mortgage - commercial investment	(16)	(67)	(52)	(226)
Real estate mortgage - owner occupied commercial	-	(9)	-	305
Real estate mortgage - 1-4 family residential	(1)	64	(5)	63
Home equity	(5)	(34)	4	(34)
Consumer	59	61	120	110
Total net loan charge-offs (recoveries)	$317	$22	$709	$572

Stock Yards Bancorp, inc. and subsidiary

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and nine month periods ended September 30, 2017 and 2016.

	Three months			Nine months
	ended September 30,			ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change

Non-interest income:
Wealth management and trust services	$5,025	$4,800	4.7%	$15,272	$14,219	7.4%
Service charges on deposit accounts	2,522	2,544	(0.9)	7,368	6,952	6.0
Bankcard transactions	1,492	1,455	2.5	4,412	4,198	5.1
Mortgage banking	781	1,072	(27.1)	2,380	2,896	(17.8)
Gain (loss) on calls of securities available for sale	31	-	0.0	31	-	0.0
Securities brokerage	551	558	(1.3)	1,584	1,539	2.9
Bank owned life insurance	204	216	(5.6)	964	657	46.7
Other	497	713	(30.3)	1,564	1,757	(11.0)
Total non-interest income	$11,103	$11,358	(2.2)%	$33,575	$32,218	4.2%

Non-interest expenses:
Salaries and employee benefits	$12,983	$12,048	7.8%	$39,244	$36,214	8.4%
Net occupancy	1,621	1,646	(1.5)	4,765	4,716	1.0
Data processing	1,920	1,747	9.9	5,909	5,172	14.2
Furniture and equipment	316	277	14.1	861	853	0.9
FDIC insurance	242	356	(32.0)	716	1,035	(30.8)
Amortization of investment in tax credit partnerships	616	1,015	(39.3)	1,847	3,046	(39.4)
Other	3,619	3,429	5.5	10,469	9,215	13.6
Total non-interest expenses	$21,317	$20,518	3.9%	$63,811	$60,251	5.9%

The largest component of non-interest income is wealth management and trust (“WM&T”) revenue. The magnitude of WM&T revenue distinguishes Bancorp from most other community banks of similar asset size. WM&T assets under management (AUM) totaled $2.7 billion at September 30, 2017, a 12.5% increase compared to $2.4 billion at September 30, 2016. AUM are stated at market value and while the 2017 increase was partially the result of a rising stock market during the period, primarily it represents a continuance of the 2016 trend for new clients added. WM&T revenue, which constitutes an average of 45% of non-interest income, increased $225 thousand, or 4.7% and $1.1 million or 7.4% for the three and nine month periods ended September 30, 2017 respectively, compared to the same periods in 2016. Recurring fees, which generally comprise over 98% of the WM&T revenue, increased $340 thousand or 7.4% and $1.4 million, or 10.7%, for the respective three and nine month periods ended September 30, 2017, as compared to the same periods in 2016. Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are assessed on a monthly basis. Some revenues of WM&T, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees decreased $115 thousand and $393 thousand for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to a decrease in estate fees period to period. Contracts between WM&T and their clients do not permit performance based fees and, accordingly, none of the fees earned by WM&T are performance based. Management believes WM&T will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Stock Yards Bancorp, inc. and subsidiary

The following table provides information regarding AUM by WM&T as of September 30, 2017 and 2016. This table demonstrates that:

•     Approximately 80% of WM&T’s assets are actively managed.

•     Corporate retirement plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of WM&T’s managed assets are in personal trust and investment advisory accounts.

Assets Under Management by Account Type
	September 30, 2017		September 30, 2016
	Assets		Assets
(in thousands)	Managed	Non- managed (1)	Managed	Non- managed (1)

Personal trust accounts	$567,222	$96,005	$512,905	$62,221
Personal investment retirement accounts	340,159	7,142	311,215	10,024
Corporate retirement accounts	56,515	382,803	53,190	335,613
Investment advisory accounts	995,769	20,169	867,776	-
Foundation and endowment accounts	220,722	-	224,213	-

Total fiduciary accounts	$2,180,387	$506,119	$1,969,299	$407,858
Custody and safekeeping accounts	-	59,490	-	35,773

Totals	$2,180,387	$565,609	$1,969,299	$443,631
Total managed and non-managed assets	$2,745,996		$2,412,930

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

Stock Yards Bancorp, inc. and subsidiary

The table below presents data regarding WM&T managed assets by class of investment for the periods ending September 30, 2017 and 2016. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of WM&T’s managed assets is divided approximately 60% in equities and 40% in fixed income securities, and this composition is relatively consistent from year to year, and
•	No Stock Yards Bank propriety mutual funds exist, and therefore no such investment options are available to WM&T clients.

Managed Assets by Class of Investment
	As of September 30,
(in thousands)	2017	2016

Interest bearing deposits	$122,787	$127,570
US Treasury and government agency obligations	42,293	50,020
State, county and municipal obligations	132,431	126,394
Money market mutual funds	8,211	13,718
Equity mutual funds	548,972	453,995
Other mutual funds - fixed, balanced, and municipal	310,779	319,240
Other notes and bonds	120,155	88,463
Common and preferred stocks	795,732	688,543
Real estate mortgages	373	392
Real estate	43,664	44,572
Other miscellaneous assets (1)	54,990	56,392

Total managed assets	$2,180,387	$1,969,299

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Stock Yards Bancorp, inc. and subsidiary

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the three and nine-month periods ended September 30, 2017 and 2016. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Wealth Management and Trust Services Income
	Three months		Nine months
	ended September 30,		ended September 30,
(In thousands)	2017	2016	2017	2016

Personal trust accounts	$1,691	$1,707	$5,523	$5,427
Personal retirement accounts	832	778	2,426	2,229
Corporate retirement accounts	373	408	1,161	1,162
Investment advisory accounts	1,895	1,681	5,471	4,789
Foundation and endowment	135	126	400	364
Custody and safekeeping	36	27	119	73
Brokerage and insurance	9	13	28	35
Other	54	60	144	140

Total	$5,025	$4,800	$15,272	$14,219

Other Non-interest Income and Non-interest Expense

Service charges on deposit accounts decreased $22 thousand or 1% while increasing $416 thousand, or 6.0%, for the three and nine month periods of 2017, respectively, as compared with the same periods in 2016. The decline quarter over quarter was driven by a decline in fees assessed on overdrawn checking accounts. This component of service charge income is generally driven by transaction volume, which can fluctuate throughout the year. Cash management services offered to commercial customers through our treasury management area continues to be a growing source of revenue. Treasury generated gross revenue grew 12% over the nine month period ended September 30, 2017, as compared to the same period in 2016. Fees charged on overdrawn checking accounts declined 4% year over year. Management expects this source of revenue to slowly decline due to changes in customer behavior and ongoing regulatory restrictions. Service charges were further impacted by the introduction of a new checking account product in the third quarter of 2016. The product provides ancillary services to customers, while carrying a monthly service charge. The income associated with the new checking account product was approximately $641 thousand for the first nine months of 2017, as compared to $198 thousand for the same period in 2016.

Bankcard transaction revenue increased $37 thousand or 2.5% for the third quarter of 2017, and $214 thousand, or 5.1% for the first nine months of 2017, as compared as compared with the same periods in 2016. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. Bancorp began offering credit cards to business customers late in 2015. Revenue on credit cards totaled $276 thousand and $795 thousand for the three and nine month periods of 2017, respectively, compared to $206 thousand and $520 thousand for the same periods in 2016. Bancorp expects volume of credit card transactions to increase as this product is expanded within the commercial customer base. Interchange income on debit cards declined $35 thousand and $66 thousand in the three and nine month periods of 2017, respectively, compared to the same periods in 2016. Bancorp expects future decreases in interchange rates on debit cards as merchants structure their technology and processes to take advantage of lower transactional pricing options, which do not favor Bancorp or the banking industry as a whole.

Stock Yards Bancorp, inc. and subsidiary

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Changes in interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $291 thousand or 27.1% and $516 thousand, or 17.8%, for the respective three and nine month periods ended September 30, 2017 as compared with the same periods in 2016, primarily due to lower transaction volume. In Bancorp’s primary market of Louisville, Kentucky the housing inventory was low, particularly in the first half of 2017, contributing to this decline.

Securities brokerage commissions and fees decreased $7 thousand or 1.3% while increasing $45 thousand, or 2.9%, for the respective three and nine month periods ended September 30, 2017 as compared with the same periods in 2016. Revenue fluctuations correspond primarily to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank Owned Life Insurance (BOLI) income totaled $204 thousand for the third quarter and $964 thousand for the first nine months of 2017, as compared to $216 thousand and $657 thousand for the same periods in 2016. The year to date increase in 2017 over 2016, was primarily due to $348 thousand in death benefit proceeds recorded in the second quarter of 2017. BOLI assets represent the cash surrender value for life insurance policies on certain current and prior employees who provided consent for Bancorp to be the beneficiary of a portion of such policies. BOLI income results from the related change in cash surrender value and any death benefits received under the policies. This income helps offset the cost of various employee benefits.

Other non-interest income decreased $216 thousand or 30.3% and $193 thousand, or 11%, for the respective three and nine month periods ended September 30, 2017 compared with the same periods in 2016. The primary driver of the decline was swap fee income, which declined $116 thousand in the third quarter and $251 thousand for the first nine months of 2017, as compared with the same periods in 2016. These fees are an infrequent source of revenue due to the unique nature of the transactions. This category contains a variety of other income sources none of which resulted in individually significant variances.

Salaries and employee benefits increased $935 thousand or 7.8% for the third quarter of 2017, and $3.0 million, or 8.4%, for the first nine months of 2017, as compared with the same periods in 2016. The increases are largely due to higher compensation expenses, reflecting addition of personnel and to a lesser extent, increased health care costs. The additions to staff were driven by expanding market presence in Cincinnati and Indianapolis, along with the need for front line lending and loan support staff across all markets. The Bank’s employee health insurance is a self-insured plan and related expenses fluctuate with claims experience. At September 30, 2017, Bancorp had 581 full-time equivalent employees compared with 558 at September 30, 2016.

Net occupancy expense decreased $25 thousand or 1.5% for the third quarter and increased $49 thousand or 1.0% for the nine months ended September 30, 2017, as compared with the same periods in 2016. The quarterly decrease was the result of timing of normal maintenance activities. The increase year over year was largely due to increased recurring expenses for multiple bank properties and a decrease in sub-lease rents.

Stock Yards Bancorp, inc. and subsidiary

Data processing expense increased $173 thousand or 9.9% in the third quarter of 2017 and $737 thousand, or 14.2% in the first nine months of 2017, as compared with the same periods in 2016. The increase was primarily a result of increases in computer infrastructure and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources.

Furniture and equipment expense increased $39 thousand or 14.1% in the third quarter of 2017 and $8 thousand or 0.9% for the first nine months of 2017, as compared with the same periods in 2016. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

FDIC insurance expense decreased $114 thousand or 32% and $319 thousand, or 30.7%, for the respective three and nine month periods of 2017, as compared with the same periods in 2016. The expense assessment is calculated by the FDIC on a quarterly basis. During 2016 the FDIC revised the assessment criteria to more closely align FDIC insurance expense with each financial institution’s risk profile. Bancorp benefited from this change.

Amortization of investments in tax credit partnerships decreased $399 thousand for the third quarter of 2017 and $1.2 million for the first nine months of 2017, as compared with the same periods of 2016. This expense reflects amortization of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $190 thousand or 5.5% and $1.3 million or 13.6% in the respective three and nine month periods ending September 30, 2017, as compared with the same periods in 2016. The quarterly increase was largely due to recording a $266 thousand liability related to an estimated loss from certain administrative proceedings arising in the course of our business. The increase for the year to date 2017 period was largely due to a combination of numerous items, the largest of which are detailed below:

●	$382 thousand of net recoveries on sales of foreclosed assets in 2016 compared with a net recovery in 2017 of $39 thousand.

●	Legal and professional fees increased $351 thousand primarily as a result of expenses associated with elevated collection efforts on impaired credits.

●

Local Franchise taxes based upon deposit balances which Bancorp pays in lieu of income taxes in Kentucky and Ohio, were up $174 thousand during the nine month period. Deposit growth drove the increased expense.

●

As described above, during 2016 Bancorp introduced a checking product that offers benefits to account owners. The expense associated with the product totaled $145 thousand for the first nine months of 2017 as opposed to $28 thousand for the same period in 2016.

●	Losses relating to check and debit card fraud increased $84 thousand for the first nine months of 2017 over the same period in 2016.

●	In the third quarter of 2017 we recorded a $266 thousand liability related to an estimated loss from certain administrative proceedings arising in the course of our business.

●	Other non-interest expenses also include other insurance, advertising, printing, mail and telecommunications, none of which had individually significant variances.

Stock Yards Bancorp, inc. and subsidiary

Income Taxes

Bancorp recorded income tax expense of $4.1 million and $11.6 million for the three and nine month periods ended September 30, 2017, respectively, as compared with $3.9 million and $11.2 million for the same periods in 2016. The effective rate for both the three and nine months ended September 30, 2017, was 25.9% in 2017 as compared to 27.1% and 27.0% for the three and nine months ended September 30, 2016, respectively. Refer to Footnote 5 to the consolidated financial statements for a reconciliation of the statutory and effective income tax rates.

Bancorp invests in certain partnerships with customers that yield federal income tax credits, and these tax credits reduce the effective tax rate. The level of this activity for the first nine months of 2017 was less than that of the comparable period in 2016 as is reflected in the comparable effect on effective tax rates for those periods. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

The effective tax rate in 2017 was largely reduced by the result of the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The new standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For the three and nine months ended September 30, 2017 Bancorp recorded a benefit of $241 thousand and $1.4 million, respectively for such excess benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09 these tax benefits were recorded directly to additional paid-in capital. Tax benefits recorded to capital for the three and nine months ended September 30, 2016 were $443 thousand and $963 thousand, respectively.

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

Balance Sheet

Total assets increased $116.4 million, or 3.8%, to $3.2 billion at September 30, 2017 as compared to $3.0 billion at December 31, 2016. Loans increased $29.7 million, or 1.3%, period to period, with increases primarily in commercial and industrial loans, commercial real estate, and to a lesser degree, 1-4 family residential loans. The most significant decrease was seen in commercial construction and development loans, primarily the result of significant loan principal repayments where maturing loans were not replaced with permanent financing. Securities available-for-sale increased by $1.4 million during the first nine months of 2017. The majority of this increase the result of short-term investments made at quarter end largely offset by maturities during the first nine months of 2017. Included in securities available-for-sale are short-term U.S. government sponsored entities. These securities, which totaled $150 million at September 30, 2017 and $100 million at December 31, 2016, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. The remaining variance was attributable to reduction in unrealized losses on the securities portfolio to $431 thousand at September 30, 2017 as compared to unrealized losses of $1.9 million at December 31, 2016. Funds from maturing available-for-sale investments were held as cash, or invested short term, to fund future loan growth.

Stock Yards Bancorp, inc. and subsidiary

Total liabilities increased $96.0 million, December 31, 2016 to September 30, 2017, from $2.7 billion to $2.8 billion, respectively. Federal funds purchased and other short-term borrowing increased $114.6 million, period to period, primarily the result of $150 million in borrowing for the short-term investments mentioned above. Bancorp uses short-term lines of credit to manage its overall liquidity position. Due to normal cyclical activity total deposits decreased $38.6 million or 1.5%, period to period. Interest bearing demand deposits accounts decreased, $42.7 million, or 5.6%; time deposits, $17.8 million, or 7.1%; and non-interest bearing demand deposit accounts, $3.3 million, or 0.5%. Money market deposit accounts and savings accounts increased, period to period, $15.7 million, or 2.3%, and $9.6 million, or 6.8%, respectively. Securities sold under agreements to repurchase increased $4.3 million, or 6.3%. Other liabilities increased $16.7 million, or 42.9%.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2017	December 31, 2016

Commercial and industrial	$750,728	$736,841
Construction and development, excluding undeveloped land	174,310	192,348
Undeveloped land (1)	20,989	21,496
Real estate mortgage:
Commercial investment	576,810	538,886
Owner occupied commercial	397,804	408,292
1-4 family residential	261,707	249,498
Home equity - first lien	51,925	55,325
Home equity - junior lien	63,416	67,519
Subtotal: real estate mortgage	1,351,662	1,319,520
Consumer	37,431	35,170

Total loans	$2,335,120	$2,305,375

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Stock Yards Bancorp, inc. and subsidiary

Loan portfolio growth built further on the momentum experienced in the second quarter of 2017, driven by solid loan production that continued to exceed the average pace recorded over the last three years. While all of the Company's markets participated in this growth, Indianapolis, through excellent leadership and a growing lending team, led the way. Still, the conversion of loan production into portfolio growth continued to track below the exceedingly strong rate that characterized 2016 due to several factors, including principal repayments primarily related to commercial construction projects and borrowers who sold collateral or their business. Also, management believes that business owners remain more cautious about the longer-term direction of the economy, awaiting greater clarity on possible tax reform. Considering its loan pipeline, management anticipates continued momentum in net loan growth in the fourth quarter of 2017, although net loan growth could be challenging if loan payoffs persist at high levels.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At September 30, 2017 and December 31, 2016, the total participated portions of loans of this nature were $18.3 million and $15.8 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The provision for the first nine months of 2017, and the resulting allowance level, reflected a number of factors, including a slight elevation in classified loans and an expansion of the historical look-back period from 24 quarters to 28 quarters. This expansion of the look-back period was applied to all classes and segments of the portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused management to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to show improvement during 2017, with levels of non-performing loans continuing a five year downward trend. During its review of qualitative factors in the first nine months of 2017, Bancorp noted a potential exposure for one pool of classified loans. Due to this potential exposure, Bancorp increased its qualitative allocation for the allowance for the nine month period.

Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of September 30, 2017 the allowance for loan loss was $24.9 million, a $900 thousand increase over the December 31, 2016 balance of $24.0 million. For the comparative periods, the allowance as a percent of average loans was 1.09% and 1.11%, respectively. The allowance as a percent of period end loans, as of each period end, was 1.07% and 1.04%, respectively.

Stock Yards Bancorp, inc. and subsidiary

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Non-accrual loans (1)	$4,858	$5,295
Troubled debt restructuring	949	974
Loans past due 90 days or more and still accruing	261	438

Non-performing loans	6,068	6,707

Foreclosed real estate	2,640	5,033

Non-performing assets	$8,708	$11,740

Non-performing loans as a percentage of total loans	0.26%	0.29%
Non-performing assets as a percentage of total assets	0.28%	0.39%

Non-performing assets as of September 30, 2017 were comprised of 33 non-accrual loans, ranging in amount from $1 to $907 thousand, five accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at September 30, 2017 included properties of three former lending relationships, with a combined value of $2.6 million. At September 30, 2017 there were two properties, with a combined recorded investment of $75 thousand, in the process of foreclosure.

(1)	No TDRs previously accruing were moved to non-accrual during the three or nine month periods ending September 30, 2017. No TDRs were non-accrual as of September 30, 2017 or December 31, 2016.

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type
(in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$1,256	$1,767
Construction and development, excluding undeveloped land	737	538
Undeveloped land	474	474

Real estate mortgage
Real estate mortgage - commercial investment	55	107
Real estate mortgage - owner occupied commercial	1,470	1,042
Real estate mortgage - 1-4 family residential	785	984
Home equity	81	383
Subtotal: Real estate mortgage	2,391	2,516
Home equity and consumer loans	-	-
Total loans	$4,858	$5,295

Stock Yards Bancorp, inc. and subsidiary

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $81.4 million at September 30, 2017. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $571.5 million at September 30, 2017. The portfolio includes maturities of approximately $216.7 million over the next twelve months, including $150 million of short-term securities which matured in October 2017. Combined with federal funds sold and interest bearing deposits, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2017, total investment securities pledged for these purposes comprised 58% of the available-for-sale investment portfolio, leaving $241.8 million of unpledged securities, including $150 million which matured the first week of October..

Bancorp defines core deposits as demand, savings, and money market deposit accounts and certificates of deposit less than or equal to $250,000. At September 30, 2017, such deposits totaled $2.4 billion and represented 99% of Bancorp’s total deposits, as compared to $2.5 billion, or 98% of total deposits at December 31, 2016. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high.

As of September 30, 2017 Bancorp had no brokered deposits. This compares to $498 thousand, or 0.02% of total deposits, in brokered deposits at December 31, 2016.

Included in the total deposit balances at September 30, 2017 is $122.4 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in Bancorp’s markets.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to other time deposits. At September 30, 2017, available credit from the FHLB totaled $367.3 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105 million at September 30, 2017.

At September 30, 2017 Bancorp had a $150 million cash management advance from the FHLB. This advance matured in the first week of October, 2017 and was used to manage Bancorp’s overall cash position. Due to the short term of the advance, it was recorded on the consolidated balance sheet within Federal funds purchased and other short-term borrowings.

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At September 30, 2017, the Bank may pay up to $70.3 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At September 30, 2017, stockholders’ equity totaled $334.3 million, an increase of $20.4 million since December 31, 2016. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2015. One component of equity is accumulated other comprehensive income which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $531 thousand at September 30, 2017 compared with a loss of $1.5 million on December 31, 2016. The $968 thousand positive difference is primarily a reflection of the effect of the changing interest rate environment during the first nine months of 2017 as short term rates increased slightly, while long term rates decreased, which decreased Bancorp’s unrealized loss on securities available for sale.

As of September 30, 2017, Bancorp meets all requirements to be considered well capitalized under regulatory risk-based capital rules, and is not subject to limitations due to the capital conservation buffer. See Footnote 19 to the consolidated financials for more information regarding Bancorp’s and the Bank’s risk-based capital amounts and ratios as of September 30, 2017 and December 31, 2016.

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

Stock Yards Bancorp, inc. and subsidiary

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(in thousands, except per share data)	September 30, 2017	December 31, 2016

Total equity	$334,255	$313,872
Less core deposit intangible	(1,269)	(1,405)
Less goodwill	(682)	(682)
Tangible common equity	$332,304	$311,785

Total assets	$3,155,913	$3,039,481
Less core deposit intangible	(1,269)	(1,405)
Less goodwill	(682)	(682)
Total tangible assets	$3,153,962	$3,037,394

Total shareholders' equity to total assets	10.59%	10.33%
Tangible common equity ratio	10.54	10.26

Number of outstanding shares	22,669	22,617

Book value per share	$14.75	$13.88
Tangible common equity per share	14.66	13.79

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

Stock Yards Bancorp, inc. and subsidiary

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended		Nine months ended
	September 30,		September 30,
(amounts in thousands)	2017	2016	2017	2016
Non-interest expense	$21,317	$20,518	$63,811	$60,251

Net interest income (tax-equivalent)	26,363	24,963	77,179	72,816
Non-interest income	11,103	11,358	33,575	32,218
Total revenue	$37,466	$36,321	$110,754	$105,034

Efficiency ratio	56.9%	56.5%	57.6%	57.4%

(amounts in thousands)	2017	2016	2017	2016
Non-interest expense	$21,317	$20,518	$63,811	$60,251
Less: amortization of investments in tax credit partnerships	(616)	(1,015)	(1,847)	(3,046)
Adjusted non-interest expense	20,701	19,503	61,964	57,205

Net interest income (tax-equivalent)	26,363	24,963	77,179	72,816
Non-interest income	11,103	11,358	33,575	32,218
Total revenue	$37,466	$36,321	$110,754	$105,034

Adjusted efficiency ratio	55.3%	53.7%	55.9%	54.5%

f)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delayed the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. Bancorp has reviewed existing contractual arrangements and believes the majority of revenue earned is excluded from the scope of the pronouncement and the impact of adoption if any would be minimal. Bancorp continues to evaluate and develop processes and controls for procedural and disclosure requirements of the standard.

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

Stock Yards Bancorp, inc. and subsidiary

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

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp has evaluated existing lease commitments and does not expect adoption to significantly impact Bancorp’s financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), which incorporates into the FASB Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. Bancorp is evaluating the potential impact of implementation of this standard on the consolidated financial statements of the Company.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815); I. Accounting for Certain Financial Instruments with Down Round Features. II. Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests with a Scope Exception, which makes limited changes to as to classifying certain financial instruments as either liabilities or equity. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Because Bancorp does not have financial instruments with a down round feature, the implementation of ASU 2017-11 is not expected to have a significant impact on the consolidated financial statements of the Company.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements for Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements under ASC 815. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted upon its issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Yards Bancorp, inc. and subsidiary

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

Based on their evaluation of Bancorp’s disclosure controls and procedures, the Chief Executive and Chief Financial Officers have concluded that, because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2016, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2017. However, based on a number of factors, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

With regard to the material weakness, our remediation efforts began during the first quarter of 2017. We continue to strengthen how certain controls are designed, performed and documented. We have increased staffing in the internal loan review department, and engaged a third party to assist with loan review. We must now demonstrate the effectiveness of these changes with an appropriate amount of consistency and for a sufficient period of time to conclude that the control is functioning properly. Other than these changes, based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2017 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

July 1 - July 31	-	$-	-	-
August 1 - August 31	2,280	$35.62	-	-
Sep 1 - Sep 30	2,306	$37.52	-	-
Total	4,586	$36.58	-	-

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

101

The following financial statements from the Stock Yards Bancorp, Inc. September 30, 2017 Quarterly Report on Form 10-Q, filed on November 3, 2017, formatted in eXtensible Business Reporting Language (XBRL):

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

STOCK YARDS BANCORP, INC.

Date: November 3, 2017	By: /s/ David P. Heintzman David P. Heintzman, Chairman and Chief Executive Officer

Date: November 3, 2017	By: /s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer