Form 10-K/A
period 2017-12-31
Stock Yards Bancorp, Inc.
filed 2018-04-04
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Stock Yards Bancorp, Inc. (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K filed on March 13, 2018 for the fiscal year ended December 31, 2017 (the “Original 10-K”) to provide an amended report of its independent registered public accounting firm on the consolidated financial statements that correctly identifies the city and state to be Louisville, Kentucky.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules”, the signature page, a new Consent of Independent Registered Public Accounting Firm, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

STOCK YARDS BANCORP, INC.
Form 10-K/A
Index

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

Louisville, Kentucky

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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
10.33*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.34*	Form of Performance-Vested Stock Units (PSU’s) Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.35*	Form of Stock Appreciation Rights (SARS) Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.36*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 27, 2017, is incorporated by reference herein.
***10.37*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan.
***14	Code of Ethics for the Chief Executive Officer and Financial Executives.
***21	Subsidiary of the Registrant.
**23	Consent of Independent Registered Public Accounting Firm.
**31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman.
**31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
**32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
**32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
***101	The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2017 Annual Report on Form 10-K, filed on March 13, 2017, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.

  ** Contained herewith.

*** Previously filed.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No.1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2018	STOCK YARDS BANCORP, INC.

	BY:	/s/ David P. Heintzman
David P. Heintzman
Chairman and Chief Executive Officer