Form 10-Q
period 2018-03-31
Stock Yards Bancorp, Inc.
filed 2018-05-04
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of April 24, 2018 was 22,731,897.

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

Index

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ASU	Accounting Standards Update
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank Owned Life Insurance
BP	Basis Point = 1/100th of one percent
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GNMA	Government National Mortgage Association
LIBOR	London Interbank Offered Rate
MSR	Mortgage Servicing Right
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PSU	Performance Stock Unit
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
US	GAAP United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs
WM&T	Wealth management and Trust

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2018 (unaudited) and December 31, 2017
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$41,622	$41,982
Federal funds sold and interest bearing due from banks	15,254	97,266
Cash and cash equivalents	56,876	139,248
Mortgage loans held for sale	4,239	2,964
Securities available-for-sale (amortized cost of $605,670 in 2018 and $577,406 in 2017)	598,081	574,524
Federal Home Loan Bank stock	8,876	7,646
Loans	2,512,388	2,409,570
Less allowance for loan losses	24,203	24,885
Net loans	2,488,185	2,384,685

Premises and equipment, net	41,684	41,655
Bank owned life insurance	32,236	32,049
Accrued interest receivable	8,026	8,369
Other assets	47,277	48,506
Total assets	$3,285,480	$3,239,646

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$681,936	$674,697
Interest bearing	1,891,428	1,903,598
Total deposits	2,573,364	2,578,295

Securities sold under agreements to repurchase	67,892	70,473
Federal funds purchased and other short-term borrowings	215,233	161,352
Federal Home Loan Bank advances	49,140	49,458
Accrued interest payable	284	232
Other liabilities	41,865	46,192
Total liabilities	2,947,778	2,906,002

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outsanding	-	-
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,730,380 and 22,679,362 shares in 2018 and 2017, respectively	36,627	36,457
Additional paid-in capital	32,917	31,924
Retained earnings	274,002	267,193
Accumulated other comprehensive loss	(5,844)	(1,930)
Total stockholders’ equity	337,702	333,644
Total liabilities and stockholders’ equity	$3,285,480	$3,239,646

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC., AND SUBSIDIARY Consolidated Statements of Income (Unaudited) For the three months ended March 31, 2018 and 2017

	March 31,

(In thousands, except per share data)	2018	2017

Interest income
Loans	$27,048	$24,060
Federal funds sold and interest bearing deposits	268	134
Mortgage loans held for sale	35	44
Securities
Taxable	2,138	2,114
Tax-exempt	241	281

Total interest income	29,730	26,633
Interest expense
Deposits	2,077	1,163
Short term borrowing	123	54
Long term debt	235	232
Total interest expense	2,435	1,449
Net interest income	27,295	25,184
Provision for loan losses	735	900
Net interest income after provision for loan losses	26,560	24,284
Non-interest income
Wealth management and trust services	5,500	5,094
Deposit service charges	1,511	1,565
Debit and credit cards	1,508	1,406
Treasury management	947	956
Mortgage banking	576	702
Net investment product sales commissions and fees	404	386
Bank owned life insurance	187	204
Other	290	331
Total non-interest income	10,923	10,644
Non-interest expenses
Compensation	10,970	10,669
Employee benefits	2,633	2,742
Net occupancy and equipment	1,818	1,907
Technology and communication	2,196	1,848
Marketing and business development	646	445
Postage, printing and supplies	391	371
Legal and professional	493	429
FDIC insurance	242	230
Amortization/impairment of investments in tax credit partnerships	-	616
Capital and deposit based taxes	852	764
Other	786	974

Total non-interest expenses	21,027	20,995
Income before income taxes	16,456	13,933
Income tax expense	3,052	3,142
Net income	$13,404	$10,791
Net income per share, basic	$0.59	$0.48
Net income per share, diluted	$0.58	$0.47
Average common shares:
Basic	22,577	22,492
Diluted	22,942	23,002

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2018 and 2017
(In thousands)

	Three months ended
	March 31,
	2018	2017
Net income	$13,404	$10,791
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $(989) and $370, respectively	(3,718)	689
Unrealized losses on hedging instruments:
Unrealized gains (losses) arising during the period, net of tax benefit of $82 and $47, respectively	310	85
Other comprehensive income (loss), net of tax	(3,408)	774
Comprehensive income	$9,996	$11,565

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2018 and 2017
(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872

Net income	-	-	-	10,791	-	10,791

Other comprehensive income, net of tax	-	-	-	-	774	774

Stock compensation expense	-	-	660	-	-	660

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	47	155	1,716	(3,976)	-	(2,105)

Cash dividends, $0.19 per share	-	-	-	(4,305)	-	(4,305)

Shares cancelled	(3)	(10)	(56)	66	-	-

Balance March 31, 2017	22,661	$36,395	$29,002	$255,015	$(725)	$319,687

Balance December 31, 2017	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

Net income	-	-	-	13,404	-	13,404

Other comprehensive income, net of tax	-	-	-	-	(3,408)	(3,408)

Adoption of Accounting Standard Update 2018-02				506	(506)	-

Stock compensation expense	-	-	823	-	-	823

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	52	174	205	(1,914)	-	(1,535)

Cash dividends, $0.23 per share	-	-	-	(5,226)	-	(5,226)

Shares cancelled	(1)	(4)	(35)	39	-	-

Balance March 31, 2018	22,730	$36,627	$32,917	$274,002	$(5,844)	$337,702

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017
(In thousands)

	2018	2017
Operating activities:
Net income	$13,404	$10,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	735	900
Depreciation, amortization and accretion, net	1,326	2,280
Deferred income tax provision	488	25
Gain on sales of mortgage loans held for sale	(314)	(406)
Origination of mortgage loans held for sale	(18,245)	(20,839)
Proceeds from sale of mortgage loans held for sale	17,284	20,574
Bank owned life insurance income	(187)	(204)
(Gain) on the disposal of premises and equipment	(6)	-
(Gain) on the sale of foreclosed assets	(109)	-
Stock compensation expense	823	660
Excess tax benefits from share-based compensation arrangements	(316)	(1,013)
Decrease (increase) in accrued interest receivable and other assets	25	(1,125)
(Decrease) Increase in accrued interest payable and other liabilities	(3,978)	3,947
Net cash provided by operating activities	10,930	15,590
Investing activities:
Purchases of securities available for sale	(199,946)	(99,988)
Proceeds from maturities of securities available for sale	171,308	114,297
Purchase of Federal Home Loan Bank stock	(1,230)	-
Net (increase) decrease in loans	(104,505)	32,171
Purchases of premises and equipment	(1,111)	(308)
Proceeds from disposal of premises and equipment	215	-
Proceeds from sale of foreclosed assets	2,658	1,043
Net cash (used in) provided by investing activities	(132,611)	47,215
Financing activities:
Net (decrease) increase in deposits	(4,931)	23,707
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	51,300	(38,293)
Proceeds from Federal Home Loan Bank advances	30,000	30,000
Repayments of Federal Home Loan Bank advances	(30,318)	(30,320)
Repurchase common stock for performing stock units	(156)	(216)
Common stock repurchases of restricted shares surrendered for taxes	(1,379)	(1,889)
Cash dividends paid	(5,207)	(4,286)
Net cash provided by (used in) financing activities	39,309	(21,297)
Net increase (decrease) in cash and cash equivalents	(82,372)	41,508
Cash and cash equivalents at beginning of period	139,248	47,973
Cash and cash equivalents at end of period	$56,876	$89,481
Supplemental cash flow information:
Income tax payments	$-	$-
Cash paid for interest	2,383	1,437
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$270	$-

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

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2017 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the three month period ended March 31, 2018 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision for loan losses reflects an allowance methodology driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. Consistent with Bancorp’s methodology, in the first quarter of 2018, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 28 quarters to 32 quarters in order to capture the effects of a full economic cycle. This extension of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the quantitative historical loss rate. Management reviews the appropriateness of the look-back period annually, and believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio.

Stock Yards Bancorp, inc. and subsidiary

As a result of extending the look-back period and making normal updates to other assumptions in the allowance model in the first quarter of 2018, the allowance decreased $682,000.  The change in look-back period was consistent with management’s judgment regarding the risk in the loan portfolio and consistent with internal analysis showing continued strong asset quality related not only in the Company’s loan portfolio, but the Bank’s peer group as well, validating the continuation of the current economic cycle and thus the reasoning to extend the look-back period.  Management will continue to evaluate the appropriateness of the look-back period based on the status of the economic cycle.  To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses.  The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp.  The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at March 31, 2018 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follows:

(In thousands)	Amortized	Unrealized
March 31, 2018	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$405,684	$100	$(3,373)	$402,411
Mortgage-backed securities - government agencies	156,045	155	(4,452)	151,748
Obligations of states and political subdivisions	43,941	260	(279)	43,922

Total securities available for sale	$605,670	$515	$(8,104)	$598,081

December 31, 2017

U.S. Treasury and other U.S. Government obligations	$149,996	$-	$(12)	$149,984
Government sponsored enterprise obligations	214,852	474	(1,482)	213,844
Mortgage-backed securities - government agencies	163,571	383	(2,447)	161,507
Obligations of states and political subdivisions	48,987	365	(163)	49,189

Total securities available for sale	$577,406	$1,222	$(4,104)	$574,524

There were no securities classified as held to maturity as of March 31, 2018 or December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

Bancorp sold no securities during the three-month periods ending March 31, 2018 or 2017.

A summary of the available-for-sale investment securities by contractual maturity groupings as of March 31, 2018 is shown below.

(In thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$230,740	$230,686
Due after 1 but within 5 years	97,419	96,063
Due after 5 but within 10 years	10,058	9,808
Due after 10 years	111,408	109,776
Mortgage-backed securities – government agencies	156,045	151,748

Total securities available-for-sale	$605,670	$598,081

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

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of uninsured wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $340.5 million at March 31, 2018 and $384.7 million at December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at March 31, 2018 and December 31, 2017, not recognized in the statements of income are as follows:

(In thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$340,018	$(2,188)	$48,470	$(1,185)	$388,488	$(3,373)
Mortgage-backed securities - government agencies	75,107	(1,669)	63,083	(2,783)	138,190	(4,452)
Obligations of states and political subdivisions	19,582	(192)	5,242	(87)	24,824	(279)

Total temporarily impaired securities	$434,707	$(4,049)	$116,795	$(4,055)	$551,502	$(8,104)

December 31, 2017
U.S. Treasury and U.S. obligations	$149,984	$(12)	$-	$-	$149,984	$(12)
Government sponsored enterprise obligations	95,139	(586)	49,870	(896)	145,009	(1,482)
Mortgage-backed securities - government agencies	69,290	(440)	67,047	(2,007)	136,337	(2,447)
Obligations of states and political subdivisions	22,366	(107)	5,064	(56)	27,430	(163)

Total temporarily impaired securities	$336,779	$(1,145)	$121,981	$(2,959)	$458,760	$(4,104)

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2018 and December 31, 2017. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 132 and 117 separate investment positions as of March 31, 2018 and December 31, 2017, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

FHLB stock is an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. No impairment was indicated as of March 31, 2018. Holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock are required for access to FHLB borrowing, and are classified as restricted securities.

 Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$843,478	$779,014
Construction and development, excluding undeveloped land	215,752	195,912
Undeveloped land	20,120	18,988

Real estate mortgage:
Commercial investment	590,942	594,902
Owner occupied commercial	407,733	398,685
1-4 family residential	272,900	262,110
Home equity - first lien	51,595	57,110
Home equity - junior lien	64,108	63,981
Subtotal: Real estate mortgage	1,387,278	1,376,788

Consumer	45,760	38,868

Total loans	$2,512,388	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2018 and December 31, 2017.

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
March 31, 2018	industrial	land	land	mortgage	Consumer	Total

Loans	$843,478	$215,752	$20,120	$1,387,278	$45,760	$2,512,388

Loans collectively evaluated for impairment	$839,328	$215,082	$19,550	$1,380,494	$45,669	$2,500,123

Loans individually evaluated for impairment	$4,150	$670	$570	$6,784	$91	$12,265

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	761	296	(39)	(309)	26	735
Charge-offs	(1,409)	-	-	-	(119)	(1,528)
Recoveries	10	-	-	4	97	111
At March 31, 2018	$10,638	$2,020	$482	$10,707	$356	$24,203

Allowance for loans collectively evaluated for impairment	$9,646	$2,020	$481	$10,230	$356	$22,733

Allowance for loans individually evaluated for impairment	$992	$-	$1	$477	$-	$1,470

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$779,014	$195,912	$18,988	$1,376,788	$38,868	$2,409,570

Loans collectively evaluated for impairment	$777,838	$195,248	$18,514	$1,371,246	$38,868	$2,401,714

Loans individually evaluated for impairment	$1,176	$664	$474	$5,066	$-	$7,380

Loans acquired with deteriorated credit quality	$-	$-	$-	$476	$-	$476

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	2,373	(199)	(163)	383	156	2,550
Charge-offs	(1,782)	-	-	(98)	(549)	(2,429)
Recoveries	202	-	-	154	401	757
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885

Allowance for loans collectively evaluated for impairment	$11,242	$1,724	$521	$10,998	$352	$24,837

Allowance for loans individually evaluated for impairment	$34	$-	$-	$14	$-	$48

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

●

Construction and development, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects. In most cases, construction loans require only interest to be paid during construction. Upon completion or stabilization, the construction loans generally convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing, to the extent such permanent financing is not being provided by Bancorp.

Stock Yards Bancorp, inc. and subsidiary

●

Undeveloped land: Loans in this category are secured by land acquired for development by the borrower, but for which no development has yet taken place. Credit risk is primarily dependent upon the financial strength of the borrower, but can also be affected by market conditions and time to sell lots at an adequate price in the future. Credit risk is also affected by availability of permanent financing, including to the end user, to the extent such permanent financing is not being provided by Bancorp.

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner occupied residential and owner-occupied commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants, and to a lesser extent the borrowers’ financial strength, once the project is stabilized. Underlying properties are generally located in Bancorp's primary market area. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected in increased vacancy rates, which in turn, will have an effect on credit quality and property values. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates as well as home and securities prices, will have a significant effect on credit quality in this loan category.

Stock Yards Bancorp, inc. and subsidiary

The following tables present loans individually evaluated for impairment as of March 31, 2018 and December 31, 2017.

(In thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
March 31, 2018	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$212	$295	$-	$677
Construction and development, excluding undeveloped land	670	840	-	667
Undeveloped land	474	506	-	474

Real estate mortgage
Commercial investment	-	-	-	26
Owner occupied commercial	3,437	3,894	-	3,384
1-4 family residential	1,592	1,614	-	1,615
Home equity - first lien	-	-	-	-
Home equity - junior lien	29	29	-	30
Subtotal: Real estate mortgage	5,058	5,537	-	5,055

Consumer	91	91	-	46
Subtotal	$6,505	$7,269	$-	$6,919

Loans with an allowance recorded:
Commercial and industrial	$3,938	$4,616	$992	$1,986
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	96	96	1	48

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	1,712	1,712	463	856
1-4 family residential	14	14	14	14
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,726	1,726	477	870

Consumer	-	-	-	-
Subtotal	$5,760	$6,438	$1,470	$2,904

Total:
Commercial and industrial	$4,150	$4,911	$992	$2,663
Construction and development, excluding undeveloped land	670	840	-	667
Undeveloped land	570	602	1	522

Real estate mortgage
Commercial investment	-	-	-	26
Owner occupied commercial	5,149	5,606	463	4,240
1-4 family residential	1,606	1,628	14	1,629
Home equity - first lien	-	-	-	-
Home equity - junior lien	29	29	-	30
Subtotal: Real estate mortgage	6,784	7,263	477	5,925

Consumer	91	91	-	46
Total	$12,265	$13,707	$1,470	$9,823

Stock Yards Bancorp, inc. and subsidiary

(In thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2017	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$1,142	$2,202	$-	$411
Construction and development, excluding undeveloped land	664	834	-	559
Undeveloped land	474	506	-	425

Real estate mortgage
Commercial investment	52	53	-	110
Owner occupied commercial	3,332	3,789	-	1,678
1-4 family residential	1,637	1,657	-	935
Home equity - first lien	-	-	-	-
Home equity - junior lien	31	31	-	186
Subtotal: Real estate mortgage	5,052	5,530	-	2,909

Consumer	-	-	-	-
Subtotal	$7,332	$9,072	$-	$4,304

Loans with an allowance recorded:
Commercial and industrial	$34	$34	$34	$1,882
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	48

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	-
1-4 family residential	14	14	14	5
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	14	14	14	5

Consumer	-	-	-	46
Subtotal	$48	$48	$48	$1,981

Total:
Commercial and industrial	$1,176	$2,236	$34	$2,293
Construction and development, excluding undeveloped land	664	834	-	559
Undeveloped land	474	506	-	473

Real estate mortgage	-	-	-	-
Commercial investment	52	53	-	110
Owner occupied commercial	3,332	3,789	-	1,678
1-4 family residential	1,651	1,671	14	940
Home equity - first lien	-	-	-	-
Home equity - junior lien	31	31	-	186
Subtotal: Real estate mortgage	5,066	5,544	14	2,914

Consumer	-	-	-	46
Total	$7,380	$9,120	$48	$6,285

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of certain loans.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had no loans past due more than 90 days and still accruing interest at March 31, 2018, compared with $2 thousand at December 31, 2017, and none at March 31, 2017.

The following table presents the recorded investment in non-accrual loans as of March 31, 2018 and December 31, 2017.

(In thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$3,321	$321
Construction and development, excluding undeveloped land	670	664
Undeveloped land	570	474

Real estate mortgage
Commercial investment	-	52
Owner occupied commercial	5,149	3,332
1-4 family residential	1,592	1,637
Home equity - first lien	-	-
Home equity - junior lien	29	31
Subtotal: Real estate mortgage	6,770	5,052

Consumer	91	-

Total	$11,422	$6,511

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At March 31, 2018 and December 31, 2017, Bancorp had $843 thousand and $869 thousand of accruing loans classified as TDRs, respectively. Bancorp did not modify and classify any additional loans as TDRs during the three-month period ended March 31, 2018. One commercial loan, with a recorded investment of $38,000 at March 31, 2017 was modified and classified as TDRs in the three-month period ended March 31, 2017. The pre and post-modification balance for this loan was $39,000. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

No loans classified and reported as troubled debt restructured within the twelve months prior to March 31, 2018 defaulted during the three-month period ended March 31, 2018. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at March 31, 2018, had a total allowance allocation of $94 thousand, compared with $48 thousand at December 31, 2017.

At March 31, 2018 and December 31, 2017, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

Stock Yards Bancorp, inc. and subsidiary

At March 31, 2018 formal foreclosure proceedings were in process on three consumer mortgage loans with a total recorded investment of $412 thousand, all secured by residential real estate properties. The recorded investments for these properties ranged from $30 thousand to $350 thousand, and these loans were reported as non-accrual as of March 31, 2018.

The following table presents the aging of the recorded investment in loans as of March 31, 2018 and December 31, 2017.

							Recorded
(In thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
March 31, 2018	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$839,756	$401	$-	$3,321	$3,722	$843,478	$-
Construction and development, excluding undeveloped land	215,082	-	-	670	670	215,752	-
Undeveloped land	19,550	-	-	570	570	20,120	-

Real estate mortgage
Commercial investment	589,916	886	140	-	1,026	590,942	-
Owner occupied commercial	402,382	-	202	5,149	5,351	407,733	-
1-4 family residential	270,048	1,028	232	1,592	2,852	272,900	-
Home equity - first lien	51,595	-	-	-	-	51,595	-
Home equity - junior lien	63,818	61	200	29	290	64,108	-
Subtotal: Real estate mortgage	1,377,759	1,975	774	6,770	9,519	1,387,278	-

Consumer	45,648	20	1	91	112	45,760	-

Total	$2,497,795	$2,396	$775	$11,422	$14,593	$2,512,388	$-

December 31, 2017

Commercial and industrial	$776,118	$2,571	$4	$321	$2,896	$779,014	$-
Construction and development, excluding undeveloped land	194,936	-	312	664	976	195,912	-
Undeveloped land	18,514	-	-	474	474	18,988	-

Real estate mortgage
Commercial investment	594,242	608	-	52	660	594,902	-
Owner occupied commercial	394,623	455	275	3,332	4,062	398,685	-
1-4 family residential	259,994	172	307	1,637	2,116	262,110	-
Home equity - first lien	56,938	172	-	-	172	57,110	-
Home equity - junior lien	63,667	87	194	33	314	63,981	2
Subtotal: Real estate mortgage	1,369,464	1,494	776	5,054	7,324	1,376,788	2

Consumer	38,699	86	83	-	169	38,868	-

Total	$2,397,731	$4,151	$1,175	$6,513	$11,839	$2,409,570	$2

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

Stock Yards Bancorp, inc. and subsidiary

As of March 31, 2018 and December 31, 2017, the internally assigned risk grades of loans by category were as follows:

(In thousands)				Substandard		Total
March 31, 2018	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$811,544	$14,275	$13,509	$4,150	$-	$843,478
Construction and development, excluding undeveloped land	215,082	-	-	670	-	215,752
Undeveloped land	19,520	-	30	570	-	20,120

Real estate mortgage
Commercial investment	588,075	2,741	126	-	-	590,942
Owner occupied commercial	388,799	11,678	2,107	5,149	-	407,733
1-4 family residential	268,441	1,884	969	1,606	-	272,900
Home equity - first lien	51,595	-	-	-	-	51,595
Home equity - junior lien	63,596	101	382	29	-	64,108
Subtotal: Real estate mortgage	1,360,506	16,404	3,584	6,784	-	1,387,278

Consumer	45,553	112	4	91	-	45,760

Total	$2,452,205	$30,791	$17,127	$12,265	$-	$2,512,388

December 31, 2017

Commercial and industrial	$751,628	$12,032	$14,178	$1,176	$-	$779,014
Construction and development, excluding undeveloped land	195,248	-	-	664	-	195,912
Undeveloped land	18,484	-	30	474	-	18,988

Real estate mortgage
Commercial investment	591,232	3,599	19	52	-	594,902
Owner occupied commercial	383,455	8,683	3,215	3,332	-	398,685
1-4 family residential	256,968	2,477	1,014	1,651	-	262,110
Home equity - first lien	57,110	-	-	-	-	57,110
Home equity - junior lien	63,471	247	230	33	-	63,981
Subtotal: Real estate mortgage	1,352,236	15,006	4,478	5,068	-	1,376,788

Consumer	38,747	117	4	-	-	38,868

Total	$2,356,343	$27,155	$18,690	$7,382	$-	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

(4)	Goodwill and Intangible Assets

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At March 31, 2018, the unamortized core deposit intangible was $1.2 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at March 31, 2018 and December 31, 2017 were $3.5 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $336.0 million and $344.5 million at March 31, 2018, and December 31, 2017, respectively.

Changes in the net carrying amount of MSRs for the three months ended March 31, 2018 and 2017 are shown in the following table:

	For the three months
	ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$875	$921
Additions for mortgage loans sold	21	42
Amortization	(35)	(72)

Balance at end of period	$861	$891

Stock Yards Bancorp, inc. and subsidiary

(5)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended
	March 31,
(In thousands)	2018	2017
Current income tax expense
Federal	$2,436	$3,003
State	128	114
Total current income tax expense	2,564	3,117

Deferred income tax (benefit) expense
Federal	467	(26)
State	21	38
Total deferred income tax expense	488	12
Change in valuation allowance	-	13
Total income tax expense	$3,052	$3,142

An analysis of the difference between statutory and effective income tax rates for the three months ended March 31, 2018 and 2017 follows:

	Three months ended March 31,
	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%
Excess tax benefits from share-based compensation arrangements	(1.9)	(7.1)
Tax credits	(0.4)	(5.5)
Tax exempt interest income	(0.5)	(1.1)
Increase in cash surrender value of life insurance	(0.4)	(1.3)
State income taxes, net of federal benefit	0.7	0.7
Other, net	-	1.9
Effective income tax rate	18.5%	22.6%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

In December 2017 the Tax Cuts and Jobs Act was enacted and, among other matters, it reduced Bancorp’s marginal federal income tax rate from 35% to 21%. Largely offsetting that decrease the effective tax rate for the three month period ending March 31, 2018 as compared with the year earlier period was affected by substantially lower benefit from excess tax benefits from share-based compensation arrangements and from tax credits.

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

Stock Yards Bancorp, inc. and subsidiary

In two areas, Bancorp recorded provisional amounts of deferred taxes where the information was not available to complete the accounting: 1) the Company’s deferred tax assets of $565 thousand for temporary differences in certain tax credit investments is awaiting receipt of Schedules K-1 from outside preparers. Management believe the Company used a reasonable estimate to account for this item; however, there may be provisions of the new tax law that could impact the partnerships’ calculation of taxable income, which in effect could affect the Company’s share of taxable income. The final effect will not be known until receipt of Schedules K-1. 2) Bancorp estimated that no reductions are required to deferred tax assets included in the $19 thousand of future deductions for compensation that might be subject to new limitations under Code Sec. 162(m) which, generally, limits to $1 million annual deductions for certain compensation paid to certain executives. There is uncertainty in applying new rules to existing contracts, and Bancorp is seeking clarification before finalizing its analysis. In a third area, the Company recorded no provisional amounts to its deferred tax liability for temporary differences between the tax and financial reporting bases of certain property and equipment items. These cannot be reasonably estimated. Bancorp’s deferred tax liability of $541 thousand for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion of a cost segregation study to take advantage of additional depreciation deductions available through tax reform. Bancorp will complete and record income tax effects of tax reform during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2018 and December 31, 2017, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2013.

(6)	Deposits

The composition of the Bank’s deposits outstanding at March 31, 2018 (unaudited) and December 31, 2017 is as follows:

	March 31,	December 31,
(In thousands)	2018	2017

Non-interest bearing demand	$681,936	$674,697

Interest bearing deposits:
Interest bearing demand	811,182	833,450
Savings	159,521	152,348
Money market	689,733	682,226

Time deposits of more than $250,000	33,677	38,439
Other time deposits	197,315	197,135
Total time deposits	230,992	235,574

Total interest bearing deposits	1,891,428	1,903,598

Total deposits	$2,573,364	$2,578,295

Stock Yards Bancorp, inc. and subsidiary

Maturities of time deposits of more than $250,000, outstanding at March 31, 2018, are summarized as follows:

(In thousands)	Amount

3 months or less	$8,509
Over 3 through 6 months	7,865
Over 6 through 12 months	8,082
Over 1 through 3 years	7,756
Over 3 years	1,465
Total	$33,677

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $67.9 million and $70.5 million at March 31, 2018 and December 31, 2017, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At March 31, 2018, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

(8)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $49.1 million and $49.5 million at March 31, 2018 and December 31, 2017, respectively, via 14 separate fixed-rate advances. As of March 31, 2018, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $19.1 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	March 31, 2018		December 31, 2017
Year	Advance	Fixed Rate	Advance	Fixed Rate
2018	$30,000	1.93%	$30,000	1.48%
2020	1,728	2.23	1,741	2.23
2021	270	2.12	288	2.12
2024	2,400	2.36	2,454	2.36
2025	5,019	2.42	5,149	2.42
2026	8,471	1.99	8,564	1.99
2028	1,252	1.49	1,262	1.49

Total	$49,140	2.01%	$49,458	1.74%

Stock Yards Bancorp, inc. and subsidiary

In addition to fixed-rate advances listed above, Bancorp had cash management advances from the FHLB of $200 million, and $150 million as of March 31, 2018 and December 31, 2017, respectively. These advances typically mature in the first week following the end of the quarter and are used to manage Bancorp’s overall cash position. Due to the short-term nature of the cash management advances, they were recorded on the consolidated balance sheet within federal funds purchased.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At March 31, 2018, the amount of available credit from the FHLB totaled $292.4 million.

(9)	Other Comprehensive Income

The following table illustrates activity within the balances in accumulated other comprehensive income (AOCI) by component, and is shown for the three months ended March 31, 2018 and 2017. The table also includes $506 thousand reclassified from AOCI to retained earnings related to the adoption of ASU 2018-02 in the first quarter of 2018. ASU 2018-02 provides for the reclassification of tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act into retained earnings. The Tax Reform reduced the US Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, Bancorp was required to remeasure its net deferred tax assets at the lower rate and recognize the adjustment through income tax expense in 2017. The adjustment through income tax expense left items presented in AOCI, for which the related income tax effects were originally recognized in other comprehensive income, unadjusted for the new tax rate. The reclassification upon adoption of ASU 2018-02 results in AOCI reflecting the new tax rate.

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive gain (loss)	689	85	-	774
Balance at March 31, 2017	$(522)	$69	$(272)	$(725)

Balance at December 31, 2017 (1)	$(1,781)	$193	$(342)	$(1,930)

Net current period other comprehensive income gain (loss)	(3,718)	310	-	(3,408)
Adoption of Accounting Standards Update 2018-02	(496)	41	(51)	(506)
Balance at March 31, 2018	$(5,995)	$544	$(393)	$(5,844)

(1) December 31, 2017 AOCI component balances reflect a correction of incorrectly reported year-end balances in Note 12 of the 2017 Form 10-K, which were presented as $(2,278), $234, and $(392) for securities available-for-sale, cash flow hedges, and minimum pension liability, respectively.

Stock Yards Bancorp, inc. and subsidiary

(10)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(11)	Net Income Per Share

The following table reflects, for the three months ended March 31, 2018 and 2017, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
(In thousands, except per share data)	March 31,
	2018	2017
Net income	$13,404	$10,791
Average shares outstanding	22,577	22,492
Dilutive securities	365	510

Average shares outstanding including dilutive securities including dilutive securities	22,942	23,002

Net income per share, basic	$0.59	$0.48
Net income per share, diluted	$0.58	$0.47

As of March 31, 2018, SARs totaling 47,410 granted in March 2017 and January 2018 with strike prices of $40 and $38.30, respectively, were not included in the EPS calculation as they were antidilutive; however they could be dilutive to EPS in the future.

(12)	Defined Benefit Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (two current and one retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service and all participants are fully vested. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Information about the components of the net periodic benefit cost of the defined benefit plan, recorded in compensation expense, is as follows:

	Three months ended March 31,
(In thousands)	2018	2017
Components of net periodic benefit cost:
Service cost	$–	$–
Interest cost (1)	20	18
Expected return on plan assets	–	–
Amortization of prior service cost	–	–
Amortization of net losses (1)	18	16

Net periodic benefit cost	$38	$34

(1) Bancorp elected as a practical expedient to use amounts disclosed in the 2017 consolidated financial statements as a basis for estimating quarterly application of components of defined benefit cost.

Stock Yards Bancorp, inc. and subsidiary

(13)	Stock-Based Compensation

The fair value of all awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. The 2005 Stock Incentive Plan expired in April 2015. No additional shares were made available, however, SARs granted under this plan expire as late as 2025. As of March 31, 2018, there were 174,458 shares available for future awards.

Options, which have not been granted since 2007, generally had a vesting schedule of 20%. The last remaining options were exercised in the first quarter of 2017.

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

Grants of performance stock units (“PSUs”) vest based upon service and a single three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding periods and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.26%, 5.12% and 4.50% for 2018, 2017, and 2016, respectively.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended
	March 31,
(In thousands)	2018	2017
Stock-based compensation expense before income taxes	$823	$660

Less: deferred tax benefit	(173)	(231)
Reduction of net income	$650	$429

Stock Yards Bancorp, inc. and subsidiary

Bancorp expects to record an additional $2.5 million of stock-based compensation expense in 2018 for equity grants outstanding as of March 31, 2018. As of March 31, 2018, Bancorp has $7.4 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $156 thousand during the first three months of 2018 for the purchase of shares upon the vesting of restricted stock units. This compares with cash used of $216 thousand during the first three months of 2017 for the purchase of shares upon the vesting of restricted stock units net of cash received for options exercised.

Fair values of Bancorp’s SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2018	2017

Dividend yield	2.57%	2.72%
Expected volatility	20.60%	19.47%
Risk free interest rate	2.82%	2.29%
Expected life of SARs (in years)	7.0	7.0

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2017 and the three month period ended March 31, 2018 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(In thousands)	price			price	(In thousands)	value	life (In years)

At December 31, 2016
Vested and exercisable	475	$14.02	-	24.56	$15.72	$14,820	$3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	-	6.34
Exercised	(77)	14.02	-	17.89	15.41	1,855	3.18
Forfeited	-		-		-	-	-

At December 31, 2017
Vested and exercisable	490	14.02	-	33.08	16.46	10,408	3.16	4.0
Unvested	214	15.26	-	40.00	26.46	2,515	4.17	7.7
Total outstanding	704	14.02	-	40.00	19.51	12,923	3.47	5.1

Granted	46	35.90	-	38.30	35.95	-	6.66
Exercised	(17)	15.24	-	15.58	15.57	362	3.03
Forfeited	-		-		-	-	-

At March 31, 2018
Vested and exercisable	547	14.02	-	40.00	17.43	9,710	3.24	4.3
Unvested	187	19.37	-	40.00	30.05	1,165	4.95	8.3
Total outstanding	734	14.02	-	40.00	20.64	$10,875	3.68	5.3

Vested year-to-date	74	$15.26	-	40.00	$23.38	$914	$3.77

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

Stock Yards Bancorp, inc. and subsidiary

A summary of activity for the twelve month period ending December 31, 2017 and the three month period ending March 31, 2018 for restricted shares of common stock granted to officers is in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2016	145,235	$21.57
Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,797)	19.79
Shares forfeited	(7,691)	25.18
Unvested at December 31, 2017	119,372	$27.62

Shares awarded	38,205	36.00
Restrictions lapsed and shares released	(43,385)	23.57
Shares forfeited	(1,368)	28.46
Unvested at March 31, 2018	112,824	$32.16

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2016	3	$22.61	69,161
2017	3	35.66	43,325
2018	3	31.54	50,352

In the first quarter of 2018, Bancorp awarded 6,525 RSUs to directors of Bancorp with a grant date fair value of $247 thousand.

(14)	Commitments and Contingent Liabilities

As of March 31, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at March 31, 2018 commitments to extend credit of $692.4 million, including standby letters of credit of $18.9 million, represent normal banking transactions. Commitments to extend credit were $688.3 million, including letters of credit of $14.8 million, as of December 31, 2017. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2018, Bancorp has recorded $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Stock Yards Bancorp, inc. and subsidiary

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

As of March 31, 2018, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(15)	Assets and Liabilities Measured and Reported at Fair Value

Bancorp follows the provisions of authoritative guidance for fair value measurements. This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by US GAAP. The guidance also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in US GAAP. Bancorp adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. The most significant change impacting Bancorp was a change in valuation methods for the loan portfolio for fair value reporting. GAAP no longer allows for valuing financial instruments for fair value purposes using an “entrance” pricing methodology. The use of an “exit” price methodology requires greater assumptions regarding life of loan losses and is a more complex calculation, the results of which can be seen below.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2018.

Below are the carrying values of assets measured at fair value on a recurring basis.

(In thousands)	Fair value at March 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$402,411	$-	$402,411	$-
Mortgage-backed securities - government agencies	151,748	-	151,748	-
Obligations of states and political subdivisions	43,922	-	43,922	-

Total investment securities available-for-sale	598,081	-	598,081	-

Interest rate swaps	1,987	-	1,987	-

Total assets	$600,068	$-	$600,068	$-

Liabilities

Interest rate swaps	$1,275	$-	$1,275	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Fair value at December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale

U.S. Treasury and other U.S. government obligations	$149,984	$149,984	$-	$-
Government sponsored enterprise obligations	213,844	-	213,844	-
Mortgage-backed securities - government agencies	161,507	-	161,507	-
Obligations of states and political subdivisions	49,189	-	49,189	-

Total investment securities available-for-sale	574,524	149,984	424,540	-

Interest rate swaps	579	-	579	-

Total assets	$575,103	$149,984	$425,119	$-

Liabilities

Interest rate swaps	$259	$-	$259	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2018 and December 31, 2017 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for March 31, 2018 or December 31, 2017. See Note 4 for more information regarding MSRs.

Stock Yards Bancorp, inc. and subsidiary

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance, and the carrying value of collateral dependent loans that have been charged down to their fair value. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of March 31, 2018, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $7.4 million, and the specific allowance totaled $1.5 million, resulting in a fair value of $5.9 million, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $48 thousand, resulting in a fair value of $2.6 million at December 31, 2017. Losses represent charge offs and changes in specific allowances for the periods indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At March 31, 2018 and December 31, 2017, carrying value of all other real estate owned was $360 thousand and $2.6 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at March 31, 2018				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2018
Impaired loans	$5,918	$-	$-	$5,918	$(1,711)
Other real estate owned	360	-	-	360	-

Total	$6,278	$-	$-	$6,278	$(1,711)

(in thousands)	Fair value at December 31, 2017				Losses for 3 month
					period ended
	Total	Level 1	Level 2	Level 3	March 31, 2017
Impaired loans	$2,569	$-	$-	$2,569	$(452)
Other real estate owned	2,640	-	-	2,640	-

Total	$5,209	$-	$-	$5,209	$(452)

Stock Yards Bancorp, inc. and subsidiary

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2018, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	value	technique	input	input
Impaired loans - collateral dependent	$5,918	Appraisal	Appraisal discounts	42.2%
Other real estate owned	360	Appraisal	Appraisal discounts	10.0

(16)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
March 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$56,876	$56,876	$56,876	$-	$-
Mortgage loans held for sale	4,239	4,299	-	4,299	-
Federal Home Loan Bank stock and other securities	8,876	8,876	-	8,876	-
Loans, net	2,488,185	2,487,204	-	-	2,487,204
Accrued interest receivable	8,026	8,026	8,026	-	-

Financial liabilities
Deposits	2,573,364	2,571,032	-	-	2,571,032
Short-term borrowings	283,125	283,125	-	283,125	-
FHLB advances	49,140	47,759	-	47,759	-
Accrued interest payable	284	284	284	-	-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Carrying
December 31, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$139,248	$139,248	$139,248	$-	$-
Mortgage loans held for sale	2,964	2,964	-	2,964	-
Federal Home Loan Bank stock and other securities	7,646	7,646	-	7,646	-
Loans, net	2,384,685	2,338,464	-	-	2,338,464
Accrued interest receivable	8,369	8,369	8,369	-	-

Financial liabilities
Deposits	2,578,295	2,576,385	-	-	2,576,385
Short-term borrowings	231,825	231,825	-	231,825	-
FHLB advances	49,458	48,642	-	48,642	-
Accrued interest payable	232	232	232	-	-

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

(17)	Derivative Financial Instruments

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first three months of 2018 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

Stock Yards Bancorp, inc. and subsidiary

At March 31, 2018 and December 31, 2017, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollar amounts in thousands)	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Notional amount	$54,310	$54,964	$54,310	$54,964
Weighted average maturity (years)	8.5	8.7	8.5	8.7
Fair value	$(1,275)	$(259)	$1,298	$283

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)

				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	March 31, 2018	December 31, 2017
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$266	$106
20,000	12/6/2020	US 3 Month LIBOR	1.79%	423	190
$30,000			1.82%	$689	$296

(18)	Regulatory Matters

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and the Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of March 31, 2018.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$366,493	13.04%	$224,842	8.00%	NA	NA
Bank	355,611	12.66	224,715	8.00	$280,893	10.00%

Common equity tier 1 risk-based capital
Consolidated	341,940	12.16	126,540	4.50	NA	NA
Bank	331,058	11.79	126,358	4.50	182,517	6.50

Tier 1 risk-based capital (1)
Consolidated	341,940	12.16	168,720	6.00	NA	NA
Bank	331,058	11.79	168,477	6.00	224,636	8.00

Leverage (2)
Consolidated	341,940	11.05	123,779	4.00	NA	NA
Bank	331,058	10.71	123,644	4.00	154,556	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$359,866	13.52%	$213,012	8.00%	NA	NA
Bank	347,840	13.07	212,891	8.00	$266,114	10.00%

Common equity tier 1 risk-based capital
Consolidated	334,631	12.57	119,820	4.50	NA	NA
Bank	322,605	12.12	212,891	4.50	172,974	6.50

Tier 1 risk-based capital (1)
Consolidated	334,631	12.57	159,760	6.00	NA	NA
Bank	322,605	12.12	159,668	6.00	212,891	8.00

Leverage (2)
Consolidated	334,631	10.70	125,122	4.00	NA	NA
Bank	322,605	10.32	125,040	4.00	156,300	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

Stock Yards Bancorp, inc. and subsidiary

(19)	Segments

Bancorp’s principal activities include commercial banking and wealth management and trust. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage origination and investment products sales activity. Wealth management and trust provides financial management services including investment management, trust and estate administration, and retirement plan services.

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

Principally, all of the net assets of Stock Yards Bancorp, Inc. are involved in the commercial banking segment. Bancorp has goodwill of $682,000 related to a bank acquisition in 1996 which has been assigned to the commercial banking segment. Assets assigned to the Wealth Management & Trust Group (WM&T) consist of premises and equipment, net of accumulated depreciation.

Selected financial information by business segment for the three month periods ended March 31, 2018 and 2017 follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Three months ended March 31, 2018
Net interest income	$27,224	$71	$27,295
Provision for loan losses	735	-	735
Wealth management and trust services	-	5,500	5,500
All other non-interest income	5,423	-	5,423
Non-interest expense	17,829	3,198	21,027
Income before income taxes	14,083	2,373	16,456
Income tax expense	2,537	515	3,052
Net income	$11,546	$1,858	$13,404

Segment assets	$3,283,539	$1,941	$3,285,480
Three months ended March 31, 2017
Net interest income	$25,107	$77	$25,184
Provision (credit) for loan losses	900	-	900
Wealth management and trust services	-	5,094	5,094
All other non-interest income	5,500	-	5,550
Non-interest expense	17,948	3,047	20,995
Income before income taxes	11,809	2,124	13,933
Income tax expense	2,384	758	3,142
Net income	$9,425	$1,366	$10,791

Segment assets	$3,031,318	$2,025	$3,033,343

Stock Yards Bancorp, inc. and subsidiary

(20)	Revenue from Contracts with Customers

Bancorp adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. Bancorp recognizes revenue upon satisfying a performance obligation as services are rendered to a customer. All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been restated to reflect the reclassification. The table below presents the Company’s sources of non-interest income for the three months ended March 31, 2018 and March 31, 2017. Items outside the scope of ASC 606 are noted as such.

For the three months ended March 31, 2018
(In thousands)

Revenue by operating segment	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,500	$5,500
Deposit service charges	1,511		1,511
Debit and credit card revenue	1,508		1,508
Treasury management fees	947		947
Mortgage banking revenue (1)	576		576
Investment product sales commissions and fees	404		404
Bank owned life insurance income (1)	187		187
Other income (2)	290		290
Total non-interest income	$5,423	$5,500	$10,923

(1)	Not within the scope of ASC 606
(2)	includes safety box deposit fees of $45 thousand included within the scope of ASC 606

For the three months ended March 31, 2017
(In thousands)

Revenue by operating segment	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,094	$5,094
Deposit service charges	1,565		1,565
Debit and credit card revenue	1,406		1,406
Treasury management fees	956		956
Mortgage banking revenue (1)	702		702
Investment product sales commissions and fees	386		386
Bank owned life insurance income (1)	204		204
Other income (2)	331		331
Total non-interest income	$5,550	$5,094	$10,644

(1)	Not within the scope of ASC 606
(2)	includes safety box deposit fees of $45 thousand included within the scope of ASC 606

Stock Yards Bancorp, inc. and subsidiary

Revenue sources within the scope of ASC 606 are discussed below.

The Company earns fees from its deposit customers for transactions-based, account management, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments fees, and ACH fees, are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Overdraft fees are recognized at the point in time that the overdraft occurs. Deposit service charges are withdrawn from customer’s account balances.

Treasury management transaction fees are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation.  Account management fees are earned over the course of a month and charged in the month in which the services are provided.  Treasury management fees are withdrawn from customer’s account balances.

The Wealth Management and Trust Group (WM&T) provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market value and are assessed, collected, and recognized on a quarterly basis. Variable costs considered costs of obtaining the contracts related to investment product sales activities include incentive compensation expense and trading activity charges. The incentive compensation has been reclassified from compensation expense and the trading activity fees from technology and communication in prior years’ presentation to a reduction of income.

Debit and credit card interchange revenue represents fees assessed within the payment card system for acceptance of card based transactions. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized. Revenue is collected and recognized daily through the payment network settlement process.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the first quarter of 2018. Trust fees receivable as of March 31, 2018 were $2.2 million compared with $2.2 million as of December 31, 2017.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

Stock Yards Bancorp, inc. and subsidiary

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2018 and compares this period with the same period of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first three months of 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2018 through March 31

Bancorp completed the first three months of 2018 with net income of $13.4 million, a 24.2% increase over the comparable period in 2017. The increase is primarily due to higher net interest income driven by exceptional loan growth, higher non-interest income led by wealth management and trust fees, and a lower effective income tax rate resulting from tax reform. Diluted earnings per share for the first three months of 2018 were $0.58, compared with $0.47 for the first three months of 2017. Bancorp's performance for the first three months of 2018 reflected several positive factors, including:

●	Exceptional loan growth, which increased the Company’s loan portfolio 4% on a sequential-quarter basis and 11% year over year;
●	A higher net interest margin, reflecting both increased rate and volume;
●	A continuation of historically strong credit quality metrics;
●	Strong growth in wealth management and trust revenue; and
●	Tax savings resulting from the Tax Cuts and Jobs Act enacted in December 201
●	High returns on average assets and equity.

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

Net interest income increased $2.1 million, or 8.4%, for the first three months of 2018, compared with the same period in 2017. Increasing average rates on interest earning assets, along with the impact of increased volumes of loans contributed to higher interest income for the first quarter of 2018, as interest income increased $3.1 million, or 11.6%, over the same period in 2017. Higher funding costs on deposits and borrowings resulted in an increase in interest expense of $986 thousand or 68%, year over year. Bancorp benefited in recent years from historically low costs of funding, so that a modest increase in interest expense results in a significant percentage change over prior periods. Net interest margin increased to 3.79% for the first three months of 2018, compared with 3.63% for the same period of 2017.

Stock Yards Bancorp, inc. and subsidiary

For the three-month period ended March 31, 2018, Bancorp recorded a $735 thousand provision for loan losses, compared with $900 thousand for the same period in 2017. Key loan quality indicators remained at historically low levels. The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The allowance for loan losses to total loans was 0.96% as of March 31, 2018, compared with 1.08% as of March 31, 2017. The decline in allowance for loan losses was largely the effect of loan growth in the first quarter of 2018 and charge offs that had been previously reserved, and remained adequate to cover potential losses in the portfolio, in management’s opinion.

Total non-interest income in the first three months of 2018 increased $279 thousand, or 2.6%, compared with the same period in 2017, and comprised 28.6% of total revenues, as compared with 30.0% for the same period in 2017. Continuing the trends of 2017, Bancorp’s Wealth Management and Trust Group led the increase with an 8%, or $406 thousand increase over the same period in 2017. This growth, which reflected primarily the addition of new customer relationships, was exceptionally strong. WM&T revenue growth for the year is expected to moderate to 5%-6%.

Total non-interest expense in the first three months of 2018 increased $32 thousand, or 0.2%, compared with the same period in 2017. Increases in compensation, technology and communication, and marketing and business development were partially offset by a reduction in amortization/impairment of investment in tax credit partnerships due to the sporadic timing of such opportunities, which can cause corresponding expenses and tax benefits to vary widely. Bancorp's efficiency ratio in the first three months of 2018 was 54.9% compared with 58.3% in the same period in 2017. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.9% for both the first three months of 2018 and 2017, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 18.5% in 2018 from 22.6% in 2017. The decrease in the effective tax rate from 2017 to 2018 was largely the result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The 2017 effective tax rate included significantly more tax savings from stock-based compensation deductions and federal income tax credits included significantly more tax savings from stock-based compensation deductions and federal income tax credits.

The ratio of shareholder’s equity to total assets was 10.28% as of March 31, 2018 compared with 10.30% at December 31, 2017. Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures. The ratio of tangible common equity to total tangible assets was 10.23% as of March 31, 2018, compared with 10.25% at December 31, 2017. The slight decrease is attributable to asset growth proportionately exceeding capital growth in the first three months of 2018. Capital growth was slowed in part by changes in unrealized losses on securities available for sale and hedging instruments of $3.4 million recorded in other comprehensive income.

The following sections provide more details on subjects presented in this overview.

a)	Results Of Operations

Net income of $13.4 million for the three months ended March 31, 2018 increased $2.6 million, or 24.2%, from $10.8 million for the comparable 2017 period. Basic net income per share was $0.59 for the first quarter of 2018, an increase of 22.9% from the $0.48 for the first quarter of 2017. Net income per share on a diluted basis was $0.58 for the first quarter of 2018, an increase of 23.4% from the $0.47 for the same period in 2017. See Note 11 for additional information related to net income per share.

Stock Yards Bancorp, inc. and subsidiary

Annualized return on average assets and annualized return on average stockholders’ equity were 1.76% and 16.15%, respectively, for the first quarter of 2018, compared with 1.46% and 13.78%, respectively, for the same period in 2017.

Net Interest Income

The following table presents average balance sheets for the three month periods ended March 31, 2018 and 2017 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended March 31,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$71,186	$268	1.53%	$65,304	$134	0.83%
Mortgage loans held for sale	2,098	35	6.77	2,943	44	6.06
Securities:
Taxable	373,314	2,027	2.20	431,276	2,042	1.92
Tax-exempt	44,394	296	2.70	54,933	402	2.97
FHLB stock and other securities	7,687	111	5.86	6,347	72	4.60
Loans, net of unearned income	2,432,659	27,086	4.52	2,277,688	24,137	4.30

Total earning assets	2,931,338	29,823	4.13	2,838,491	26,831	3.83

Less allowance for loan losses	25,063			24,379
	2,906,275			2,814,112
Non-earning assets:
Cash and due from banks	39,985			40,085
Premises and equipment	41,891			42,254
Accrued interest receivable and other assets	102,740			102,499

Total assets	$3,090,891			$2,998,950

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$817,567	$623	0.31%	$755,494	$267	0.14%
Savings deposits	154,607	56	0.15	143,178	14	0.04
Money market deposits	686,699	953	0.56	701,107	544	0.31
Time deposits	234,383	445	0.77	246,800	338	0.56
Securities sold under agreements to repurchase	71,276	33	0.19	68,467	35	0.21
Federal funds purchased and other short term borrowings	26,259	90	1.39	15,625	19	0.49
FHLB advances	49,247	235	1.94	50,866	232	1.85

Total interest bearing liabilities	2,040,038	2,435	0.48	1,981,537	1,449	0.30

Non-interest bearing liabilities:
Non-interest bearing demand deposits	669,929			660,301
Accrued interest payable and other liabilities	44,354			39,430

Total liabilities	2,754,321			2,681,268

Stockholders’ equity	336,570			317,682

Total liabilities and stockholders’ equity	$3,090,891			$2,998,950
Net interest income		$27,388			$25,382
Net interest spread			3.65%			3.53%
Net interest margin			3.79%			3.63%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 21% for 2018 and 35% for 2017. Approximate tax equivalent adjustments to interest income were $93 thousand and $198 thousand, respectively, for the three month periods ended March 31, 2018 and 2017.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $18 million and $15.9 million, respectively, for the three month periods ended March 31, 2018 and 2017.

Fully taxable equivalent net interest income of $27.4 million for the three months ended March 31, 2018 increased $2.0 million, or 7.9%, from $25.4 million for the same period in 2017. Positive effects of increased average balances on loans, resulting from strong loan growth year over year, and increased interest rates on loans and investments were partially offset by the negative effect of increasing rates on deposit accounts and other funding sources. Net interest spread and net interest margin were 3.65% and 3.79%, respectively, for the first quarter of 2018 and 3.53% and 3.63%, respectively, for the first quarter of 2017. Interest expense remained under rate pressure due to rising deposit costs, but the increase was less than expected. Management expects rate pressure to increase over the balance of 2018, as depositors become more rate sensitive and competition increases. Given these circumstances, the effect of future prime rate increases could be revenue neutral.

Average earning assets increased $92.8 million or 3.3%, to $2.9 billion for the first three months of 2018 as compared with 2017, reflecting increases in the loan portfolio partially offset by decreases in available-for-sale investments. Average interest bearing liabilities increased $58.5 million, or 3.0%, to $2.0 billion for the first three months of 2018, as compared with the same period in 2017, primarily due to increases in the volume of interest bearing demand deposits, savings deposits, securities sold under agreements to repurchase, and federal funds purchased and other short term borrowings, partially offset by decreases in money market deposits, time deposits, and FHLB advances.

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

Stock Yards Bancorp, inc. and subsidiary

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect dynamics of interest earning assets and interest bearing liabilities. By estimating effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. This simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual expected results.

The March 31, 2018 simulation analysis, which shows minimal interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and decreases of 100 to 200 basis points in interest rates would have a negative effect on net interest income. If rates rise 200 bps, net interest income increases 2.31%. The relatively small increase in net interest income for the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

Net interest income % change
Increase 200 bp	2.31
Increase 100 bp	1.15
Decrease 100 bp	(2.60)
Decrease 200 bp	(9.10)

Approximately 60% of Bancorp’s loan portfolio has fixed rates and 40% of its loan portfolio is priced at variable rates. With the Prime rate currently at 4.75%, virtually all of Bancorp’s variable rate loans now have interest rates at or above their floors. This effect is captured in the simulation analysis above.

Undesignated derivative instruments described in Note 17 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded in other non-interest income. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 17 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Stock Yards Bancorp, inc. and subsidiary

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans.  The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded.  The provision reflects the results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors.  The 2018 first quarter provision reflected a number of factors, including loan growth and qualitative considerations.  Consistent with Bancorp’s methodology, the historical look-back period was extended from 28 to 32 quarters in order to capture the effects of a full economic cycle.  This expansion of the look-back period was applied to all classes and segments of the portfolio.  The expansion of the look-back period for the historical rates used in the qualitative allocation caused us to review the assumptions within the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation.  Management believes the expansion of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk in the loan portfolio.  As a result of extending the look-back period and making normal updates to other assumptions in the allowance model in the first quarter of 2018, the allowance decreased $682 thousand.  Bancorp recorded loan loss provision of $735 thousand in the first quarter of 2018 compared with $900 thousand for the same time period in 2017.

Key indicators of loan quality remained consistent with prior years. Bancorp considers the present asset quality metrics to be strong. Recognizing the cyclical nature of the lending business, this trend will most likely normalize over the long term. Non-performing loans increased to $12.3 million at March 31, 2018 from $6.1 million at March 31, 2017, due exclusively to one commercial lending relationship added to non-accrual loans.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at March 31, 2018 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

An analysis of the changes in the allowance for loan losses and selected ratios for the three-month periods ended March 31, 2018 and 2017 follows:

(Dollars in thousands)	Three months ended March 31,
	2018	2017

Balance at the beginning of the period	$24,885	$24,007
Provision for loan losses	735	900
Loan charge-offs, net of recoveries	(1,417)	(426)
Balance at the end of the period	$24,203	$24,481
Average loans, net of unearned income	$2,450,703	$2,293,542
Provision for loan losses to average loans (1)	0.03%	0.04%
Net loan charge-offs to average loans (1)	0.06%	0.02%
Allowance for loan losses to average loans	0.99%	1.07%
Allowance for loan losses to period-end loans	0.96%	1.08%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. One commercial loan was charged off to its net realizable value in the first quarter of 2018, which resulted in increased net charge offs for the three month period ending March 31, 2018 compared with the same period in 2017. The decline in the allowance in the first quarter of 2018 was mainly due to first quarter loan growth and the commercial charge-off that had been previously reserved, and remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Stock Yards Bancorp, inc. and subsidiary

An analysis of net charge-offs by loan category for the three month periods ended March 31, 2018 and 2017 follows:

(In thousands)	Three months
	ended March 31,
Net loan charge-offs (recoveries)	2018	2017

Commercial and industrial	$1,399	$405
Construction and development, excluding undeveloped land	-	-
Undeveloped land	-	-
Real estate mortgage - commercial investment	(1)	(1)
Real estate mortgage - owner occupied commercial	-	-
Real estate mortgage - 1-4 family residential	-	(1)
Home equity	(3)	9
Consumer	22	14
Total net loan charge-offs	$1,417	$426

Stock Yards Bancorp, inc. and subsidiary

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three month periods ended March 31, 2018 and 2017.

	Three months
	ended March 31,
(In thousands)	2018	2017	Change	% Change

Non-interest income:
Wealth management and trust services	$5,500	$5,094	$406	8.0%
Deposit service charges	1,511	1,541	(30)	(1.9)
Debit and credit cards	1,508	1,406	102	7.3
Treasury management	947	980	(33)	(3.4)
Mortgage banking	576	702	(126)	(17.9)
Investment product sales commissions and fees	404	386	18	4.7
Bank owned life insurance	187	204	(17)	(8.3)
Other	290	331	(41)	(12.4)

Total non-interest income	$10,923	$10,644	$279	2.6%

Non-interest expenses:
Compensation	$10,970	$10,669	$301	2.8%
Employee benefits	2,633	2,742	(109)	(4.0)
Net occupancy and equipment	1,818	1,907	(89)	(4.7)
Technology and communication	2,196	1,848	348	18.8
Marketing and business development	646	445	201	45.2
Postage, printing, and supplies	391	371	20	5.4
Legal and professional	493	429	64	14.9
FDIC insurance	242	230	12	5.2
Amortization/impairment of investment in tax credit partnerships	-	616	(616)	(100.0)
Capital and deposit based taxes	852	764	88	11.5
Other	786	974	(188)	(19.3)

Total non-interest expenses	$21,027	$20,995	$32	0.2%

The largest component of non-interest income is wealth management and trust revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.88 billion at March 31, 2018, a 10.34% increase compared with $2.61 billion at March 31, 2017. Assets under management are stated at market value and while the 2018 increase was the result of both a rising stock market year over year and a continuance of new clients added. WM&T revenue, which constitutes an average of 48% of non-interest income, increased $406 thousand, or 8.0%, for the three months ended March 31, 2018 compared with the same period in 2017. Recurring fees, which generally comprise over 98% of the WM&T revenue, increased $423 thousand, or 8.5%, in the first quarter of 2018, compared with the same time period in 2017. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are typically assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of assets under management. Total non-recurring fees decreased $17 thousand or 14.1% in the first quarter of 2018 compared with the first quarter of 2017. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the WM&T department will deliver growth in 2018, but increased market volatility could affect short-term results.

Stock Yards Bancorp, inc. and subsidiary

The following table provides information regarding assets under management (AUM) by WM&T as of March 31, 2018 and 2017. This table demonstrates that:

•	Approximately 80% of AUM are actively managed.
•	Non-managed employee benefit plan accounts consist primarily of participant directed assets.
•	The amount of custody and safekeeping accounts is insignificant, and
•	The majority of managed assets are in personal trust, agency, and investment advisory accounts.

Assets Under Management by Account Type	March 31, 2018		March 31, 2017
	Assets		Assets
(In thousands)	Managed	Non- managed (1)	Managed	Non- managed (1)

Personal trust accounts	$577,803	$77,303	$554,465	$96,155
Personal individual retirement acounts	352,105	1,806	317,634	8,909
Corporate retirement accounts	53,935	403,879	53,416	358,177
Investment advisory accounts	1,095,159	18,290	917,003	20,485
Foundation and endowment accounts	193,258	-	208,443	-

Total fiduciary accounts	$2,272,260	$501,278	$2,050,961	$483,726
Custody and safekeeping accounts	-	109,047	-	79,889

Totals	$2,272,260	$610,325	$2,050,961	$563,615
Total managed and non-managed assets	$2,882,585		$2,614,576

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

The table below presents data regarding WM&T managed assets by class of investment for the periods ending March 31, 2018 and 2017. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of managed assets is divided approximately 62% in equities and 38% in fixed income securities, and this composition is relatively consistent from year to year, and
•	The bank has no proprietary mutual funds.

Stock Yards Bancorp, inc. and subsidiary

Managed Assets by Class of Investment
	As of March 31,
(In thousands)	2018	2017

Interest bearing deposits	$116,146	$146,171
US Treasury and government agency obligations	44,265	37,604
State, county and municipal obligations	136,972	131,708
Money market mutual funds	8,409	11,454
Equity mutual funds	561,059	486,062
Other mutual funds - fixed, balanced, and municipal	306,731	303,712
Other notes and bonds	135,634	100,609
Common and preferred stocks	837,903	735,875
Real estate mortgages	365	383
Real estate	50,710	45,682
Other miscellaneous assets (1)	74,066	51,701

Total managed assets	$2,272,260	$2,050,961

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the three-month periods ended March 31, 2018 and 2017. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Fiduciary and Related Services Income
	Three months ended March 31,
(In thousands)	2018	2017

Personal trust accounts	$1,918	$1,943
Personal individual retirement accounts	873	787
Corporate retirement accounts	379	399
Investment advisory accounts	2,079	1,748
Foundation and endowment accounts	151	132
Custody and safekeeping acounts	56	36
Brokerage and insurance services	23	9
Other	21	40

Total	$5,500	$5,094

Stock Yards Bancorp, inc. and subsidiary

Other Non-interest Income and Non-interest Expense

Deposit service charges decreased $54 thousand, or 3.5%, for the first three months of 2018, as compared with the same period in 2017. Service charge income is driven by transaction volume, which can fluctuate throughout the year. The first quarter decrease is primarily due to a decline in fees earned on overdrawn checking accounts, which decreased by $56 thousand or 5.14%, period to period. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions.

Debit and credit card revenue increased $102 thousand, or 7.3%, in the first three months of 2018, as compared with the same period in 2017. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. The increase in the first quarter of 2018 primarily reflected increased volume resulting from commercial credit cards, as this product is still in its early development at the Company. Volume, which is dependent on customer behavior and new accounts, is expected to continue to increase. In contrast, interchange income is based on rates set by service providers in a competitive market. First quarter 2018 interchange income increased 2.86% or $33 thousand compared with the first quarter of 2017. Bancorp expects a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in accounts is anticipated to offset the decline in rates.

Treasury management revenue primarily consists of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp; however, for the first three months of 2018 revenue was essentially flat. Bancorp continues to expect growth in this income category in 2018 based upon an expanding customer base and as more existing customers take advantage of offered services.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $126 thousand, or 17.9%, for the first three months of 2018, as compared with the same periods in 2017, primarily due to lower transaction volume. In Bancorp’s primary market of Louisville, Kentucky, the housing inventory was low, contributing to this decline. As interest rates have risen, Bancorp has also experienced a slowing of refinancing activity.

Investment product sales commissions and fees net of variable costs increased $18 thousand, or 4.7%, for the three-month period ended March 31, 2018 as compared with the same period in 2017. The increase corresponds primarily to overall brokerage volume. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Income related to bank-owned life insurance (“BOLI”) decreased to $187 thousand in the first quarter of 2018 compared with $204 thousand for the same time period in 2017 as a result of decreasing crediting rates received on the investments. BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Stock Yards Bancorp, inc. and subsidiary

Other non-interest income decreased $41 thousand, or 12.4%, for the first quarter of 2018 compared with the same period in 2017. Included in this category is rental income received from foreclosed real estate, which declined $26 thousand in the first quarter of 2018 compared with the same period in 2017. This category includes a variety of other income sources, none of which resulted in individually significant variances.

Non-interest expenses

Compensation, which includes salaries, incentives, bonuses, and share based compensation, increased $301 thousand, or 2.8%, for the first quarter of 2018, compared with the same period in 2017. The increase is due to higher salary and performance-based stock compensation expenses. At March 31, 2018, Bancorp had 589 full-time equivalent employees compared with 582 at March 31, 2017.

Employee benefits consists of all personnel related expense not included in compensation, with the two most significant items being health insurance and payroll taxes. Employee benefits decreased $109 thousand or 4% in 2018 compared with 2017, primarily due to lower recognized health insurance costs period over period of $74 thousand. Bancorp is self-insured, and health insurance costs fluctuate based on levels of claims.

Net occupancy and equipment expense decreased $89 thousand, or 4.7%, in the first quarter of 2018, compared with the same period in 2017. The decrease was due in part to decreased maintenance expense for multiple bank properties. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Technology and communications expense increased $348 thousand, or 18.8% in the first quarter of 2018 compared with the same period in 2017. The increase was partially a result of increases in computer infrastructure upgrade and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources. Technology related licensing and maintenance agreements increased $134 thousand in the first quarter of 2018 compared with the same time period in 2017. WM&T related expenses increased $97 thousand period over period due to accelerating expense recognition for client tax preparation services for which similar fees were expensed in the second quarter of 2017. Debit and credit card expenses increased $65 thousand over the same period in 2017, largely as a result of increased transaction volume, particularly with the growing commercial credit card portfolio.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers and acquiring new business. Category expense increased $201 thousand or 45.2% in the first quarter of 2018 compared with the first quarter of 2017, due largely to a procedural change that led to timing differences in recognizing community donation expenses. Advertising expenses increased $14 thousand in the first quarter of 2018 compared with the first quarter of 2017.

Postage, printing and supplies expenses increased $20 thousand or 5.4% in the first quarter of 2018 compared with the same time period in 2017, primarily due to an increase in postage expense of $16 thousand period over period. 2017 first quarter postage expense included a recovery of previous charged expense.

Stock Yards Bancorp, inc. and subsidiary

Legal and professional fees increased $64 thousand to $493 thousand in the first quarter of 2018 from $429 thousand in the first quarter of 2017. Legal fees increased $34 thousand period over period primarily due to increased legal costs arising through the normal course of business. Professional and consulting fees increased $30 thousand due to increased fees associated with out-sourcing tax services.

FDIC insurance expense increased $12 thousand, or 5.2%, for the first quarter of 2018 compared with the same period in 2017. The assessment is calculated by the FDIC, and the increase in expense is directly related to growth in Bancorp’s balance sheet.

Amortization of investments in tax credit partnerships decreased $616 thousand for the first quarter of 2018 compared with the same periods of 2017 as Bancorp did not record any expense in 2018. This expense reflects amortization of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses decreased $188 thousand or 19.3% in the first quarter of 2018 compared with the same period in 2017. The decrease for the 2018 period was largely due to $109 thousand of net recoveries on sales of foreclosed assets in 2018 compared with none in 2017. Losses on debit cards and losses on bad checks decreased period over period $54 thousand and $29 thousand, respectively. These expenses vary in timing and amount based upon customer activity.

Income Taxes

For the first three months of both 2018 and 2017, Bancorp recorded income tax expense of $3.1 million. The effective rate for the three month period was 18.5% in 2018 and 22.6% in 2017. The decrease in the effective tax rate from 2017 to 2018 was due to the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2018. The 2017 effective tax rate was significantly decreased by the positive effects of stock-based compensation and federal income tax credits.

Bancorp invests in certain partnerships that yield federal income tax credits. These tax credits provided a greater reduction of 2017 tax expense and effective tax rate than 2018. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

Commitments

Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A discussion of Bancorp’s commitments is included in Note 14.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

Stock Yards Bancorp, inc. and subsidiary

b)	Financial Condition

Balance Sheet

Total assets increased to $3.3 billion as of March 31, 2018 compared with $3.2 billion at December 31, 2017. In the first three months of 2018 increases in both loans and available for sale investments were offset by decreased cash held and invested short term as those funds were used to fund loan growth. Loans increased $102.8 million, or 4.3%, with the organic loan production and net growth occurring across all markets and in most loan categories. First quarter 2018 loan growth reflected ongoing expansion in key lending categories such as commercial and industrial lending and owner occupied commercial real estate lending. Bancorp has remained well under regulatory guidelines for commercial real estate. Securities available-for-sale increased by $23.6 million over the first three months of 2018. The increase was net of market value changes in the portfolio with unrealized losses at March 31, 2018 of $7.6 million as compared with unrealized losses of $2.9 million at December 31, 2017. Funds from maturing available-for-sale investments were used to fund loan growth. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $200 million at March 31, 2018 and $150 million at December 31, 2017, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy.

Total liabilities increased $42 million to 2.95 billion as of March 31, 2018, compared with $2.91 billion at December 31, 2017. Total deposits decreased $4.9 million or 0.2%, with increases in money market deposits, $7.5 million, or 1.1%; non-interest bearing deposit accounts, $7.2 million or 1.1%.; and savings accounts, $7.2 million, or 4.7%. Interest bearing demand deposit accounts decreased $22.3 million, or 2.7%, as did time deposits, $4.6 million, or 1.9%. Securities sold under agreements to repurchase decreased $2.6 million, or 3.7%, due to normal cyclical activity. Federal funds purchased and other short-term borrowing increased $53.9 million, or 33.4%, period to period. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities decreased $4.3 million or 9.4% largely due to an increase in taxes payable.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	March 31, 2018	December 31, 2017

Commercial and industrial	$843,478	$779,014
Construction and development, excluding undeveloped land	215,752	195,912
Undeveloped land (1)	20,120	18,988
Real estate mortgage:
Commercial investment	590,942	594,902
Owner occupied commercial	407,733	398,685
1-4 family residential	272,900	262,110
Home equity - first lien	51,595	57,110
Home equity - junior lien	64,108	63,981
Subtotal: real estate mortgage	1,387,278	1,376,788
Consumer	45,760	38,868

Total loans	$2,512,388	$2,409,570

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At March 31, 2018 and December 31, 2017, the total participated portions of loans of this nature were $17.9 million and $18.2 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the March 31, 2018 allowance for loan losses reflected a number of factors, primarily qualitative considerations, continued improvement in key metrics, and expansion of the historical look-back period from 28 quarters to 32 quarters. This expansion of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality, continued to trend at historic low levels during the first quarter of 2018 despite an uptick in non-performing loans due to one commercial relationship being placed on non-accrual status during the quarter. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of March 31, 2018 the allowance for loan loss was $24.2 million, a $682 thousand decrease from the December 31, 2017 balance of $24.9 million. For the comparative periods, the allowance as a percent of average loans was 0.99% and 1.07%, respectively. The allowance as a percent of period end loans, as of each period end, 0.96% and 1.03%, respectively. The decline in the first quarter of 2018 was mainly due to first quarter loan growth and charge-offs that had been previously reserved, and remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Stock Yards Bancorp, inc. and subsidiary

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017

Non-accrual loans (1)	$11,422	$6,511
Troubled debt restructuring	843	869
Loans past due 90 days or more and still accruing	-	2

Non-performing loans	12,265	7,382

Foreclosed real estate	360	2,640

Non-performing assets	$12,625	$10,022

Non-performing loans as a percentage of total loans	0.49%	0.31%
Non-performing assets as a percentage of total assets	0.38%	0.31%

One lending relationship totaling $4.7 million was classified as non-accrual in the first quarter of 2018 and accounts for 38% of total non-accrual loans as of March 31, 2018. In total, non-performing assets as of March 31, 2018 were comprised of 39 non-accrual loans, ranging in amount from $1 thousand to $2.2 million, four accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2018 included raw land and a commercial building lot.

(1)	No TDRs previously accruing were moved to non-accrual during the three month periods ending March 31, 2018. No TDRs were on non-accrual as of March 31, 2018 or December 31, 2017.

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type

(In thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	$3,321	$321
Construction and development, excluding undeveloped land	670	664
Undeveloped land	570	474

Real estate mortgage
Real estate mortgage - commercial investment	-	52
Real estate mortgage - owner occupied commercial	5,149	3,332
Real estate mortgage - 1-4 family residential	1,592	1,637
Home equity	29	31
Subtotal: Real estate mortgage	6,770	5,052
Consumer loans	91	-
Total loans	$11,422	$6,511

Stock Yards Bancorp, inc. and subsidiary

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $15.3 million at March 31, 2018. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $598.1 million at March 31, 2018. The portfolio includes maturities of approximately $230.7 million over the next twelve months, including $200 million of short-term securities which matured in April 2018. Combined with federal funds sold and interest bearing deposits, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At March 31, 2018, total investment securities pledged for these purposes comprised 57% of the available-for-sale investment portfolio, leaving $257.6 million of unpledged securities.

Bancorp has a large base of non-maturity customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000. At March 31, 2018, such deposits totaled $2.5 billion and represented 99% of Bancorp’s total deposits, as compared with $2.6 billion, or 99% of total deposits at December 31, 2017. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit balances are historically high. When market conditions improve, these balances may decrease, putting some strain on Bancorp’s liquidity position. To offset tightening liquidity resulting from loan growth experienced by Bancorp the past two quarters, the Company will add liquidity to the balance sheet by implementing a deposit gathering campaign targeting CD growth within Bancorp’s markets. Bancorp also will add brokered deposits as a secondary source of funding. As of March 31, 2018 and December 31, 2017, Bancorp had no brokered deposits.

Included in the total deposit balances at March 31, 2018 is $191.3 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in our markets. As a result of property tax collections in the latter part of each year these accounts provide seasonal excess balances that originate with tax payments and decline leading into the next tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently results in lower net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include the sales of securities under agreement to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to brokered deposits. At March 31, 2018, available credit from the FHLB totaled $292.4 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105 million at March 31, 2018. Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

At March 31, 2018, Bancorp had an outstanding $200 million cash management advance from the FHLB. This advance matured in the first week of April 2018 and was used to manage Bancorp’s overall cash position. Due to the short term of the advance, it was recorded on the consolidated balance sheet within federal funds purchased and other short-term borrowings.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At March 31, 2018, the Bank could pay up to $55.8 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

Stock Yards Bancorp, inc. and subsidiary

d)	Capital Resources

At March 31, 2018, stockholders’ equity totaled $337.7 million, an increase of $4.1 million since December 31, 2017. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2017. One component of equity is accumulated other comprehensive loss which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $5.8 million at March 31, 2018 compared with a loss of $1.9 million on December 31, 2017. The $3.9 million decrease is primarily a reflection of the effect of the changing interest rate environment during the first three months of 2018 on the valuation of Bancorp’s portfolio of securities available-for-sale.   Bancorp adopted ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018. Stranded items in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 totaling $506 thousand were reclassified into retained earnings.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017

Total risk-based capital (1)
Consolidated	13.04%	13.52%
Bank	12.66	13.07

Common equity tier 1 risk-based capital (1)
Consolidated	12.16	12.57
Bank	11.79	12.12

Tier 1 risk-based capital (1)
Consolidated	12.16	12.57
Bank	11.79	12.12

Leverage (2)
Consolidated	11.05	10.70
Bank	10.71	10.32

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

Stock Yards Bancorp, inc. and subsidiary

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

As of March 31, 2018, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

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

Stock Yards Bancorp, inc. and subsidiary

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(In thousands, except per share data)

	March 31, 2018	December 31, 2017
Total equity	$337,702	$333,644
Less core deposit intangible	(1,182)	(1,225)
Less goodwill	(682)	(682)
Tangible common equity	$335,838	$331,737

Total assets	$3,285,480	$3,239,646
Less core deposit intangible	(1,182)	(1,225)
Less goodwill	(682)	(682)
Total tangible assets	$3,283,616	$3,237,739

Total shareholders' equity to total assets	10.28%	10.30%
Tangible common equity ratio	10.23	10.25

Number of outstanding shares	22,730	22,679

Book value per share	$14.86	$14.71
Tangible common equity per share	14.78	14.63

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended
	March 31,
(Amounts in thousands)	2018	2017
Non-interest expense	$21,027	$20,995

Net interest income (tax-equivalent)	27,388	25,382
Non-interest income	10,923	10,644
Total revenue	$38,311	$36,026

Efficiency ratio	54.9%	58.3%

(amounts in thousands)	2018	2017
Non-interest expense	$21,027	$20,995
Less: amortization of investments in tax credit partnerships	-	(616)
Adjusted non-interest expense	21,027	20,379

Net interest income (tax-equivalent)	27,388	25,382
Non-interest income	10,923	10,644
Total revenue	$38,311	$36,026

Adjusted efficiency ratio	54.9%	56.6%

f)	Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, Revenue – Revenue from Contracts with Customers. Bancorp adopted ASU 2014-09 and all related amendments (ASC 606), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. The great majority of Bancorp’s revenue consists of interest income generated by loans, leases, securities, and other investments, which is outside the scope of ASC 606. Significant judgements related to the nature and timing of revenue recognition were not impacted by implementing ASU 2014-09. Existing accrual practices for income earned but not collected proved consistent with the change in guidance to recognize revenue upon satisfying a performance obligation and as such no adjustment to retained earnings was needed. Services within the scope of ASC 606 include deposit service charges, WM&T revenue, investment product sales commissions and fees, interchange income, and the sale of other foreclosed assets. See note 20 for more revenue recognition details.

Stock Yards Bancorp, inc. and subsidiary

The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been restated to reflect the reclassification, the effect of which can be seen below.

For the three months ended March 31, 2018

(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$404	$542	$(138)

Non-interest expense
Technology and communication	2,196	2,334	(138)

Net impact	$-	$-	$-

For the three months ended March 31, 2017

(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$386	$539	$(153)

Non-interest expense
Compensation	10,669	10,670	(1)
Technology and communication	2,196	2,348	(152)

Net impact	$-	$-	$-

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Bancorp adopted ASU 2016-01 effective January 1, 2018. The most significant impact to Bancorp was a change in valuation methods for the loan portfolio for fair value reporting. GAAP no longer allows for valuing financial instruments for fair value purposes using an “entrance” pricing methodology. The use of an “exit” price methodology requires greater assumptions regarding life of loan losses and is a more complex calculation, the results of which are documented in note 16.

ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Bancorp adopted ASU 2018-02 in the first quarter of 2018. Stranded items in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 totaling $506 thousand were reclassified into retained earnings.

Stock Yards Bancorp, inc. and subsidiary

g)	Recently Issued Accounting Pronouncements

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

In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities, which makes technical corrections to certain aspects of ASU 2016-01 regarding recognition of financial assets and liabilities. Transition guidance is provided for equity securities without a readily determinable fair value. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt the amendments until the interim period beginning after June 15, 2018. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

Stock Yards Bancorp, inc. and subsidiary

No other recently issued accounting pronouncements are expected to impact Bancorp.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in reports it files with the SEC within the required time periods.

Changes in Internal Control over Financial Reporting

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended March 31, 2018 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Stock Yards Bancorp, inc. and subsidiary

PART II – OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2018.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Jan 1 - Jan 31	3,397	$37.97	—	—
Feb 1 - Feb 28	9,324	35.91	—	—
Mar 1 - Mar 31	26,583	34.46	—	—
Total	39,304	$35.10	—	—

(1)     Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

Item 6.   Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2018 Quarterly Report on Form 10-Q, filed on May 4, 2018, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Stock Yards Bancorp, inc. and subsidiary

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: May 4, 2018	By:	/s/ David P. Heintzman
David P. Heintzman, Chairman and Chief Executive Officer

Date: May 4, 2018	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer