Form 10-Q
period 2018-06-30
Stock Yards Bancorp, Inc.
filed 2018-08-03
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________.

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

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 23, 2018 was 22,747,342.

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

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2018 (unaudited) and December 31, 2017

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets

Cash and due from banks	$44,052	$41,982
Federal funds sold and interest bearing due from banks	10,948	97,266
Cash and cash equivalents	55,000	139,248
Mortgage loans held for sale	2,053	2,964
Securities available-for-sale (amortized cost of $583,777 in 2018 and $577,406 in 2017)	574,570	574,524
Federal Home Loan Bank stock	10,370	7,646
Loans	2,577,960	2,409,570
Less allowance for loan losses	24,873	24,885
Net loans	2,553,087	2,384,685
Premises and equipment, net	42,354	41,655
Bank owned life insurance	32,427	32,049
Accrued interest receivable	8,743	8,369
Other assets	45,236	48,506
Total assets	$3,323,840	$3,239,646

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$715,974	$674,697
Interest bearing	1,824,487	1,903,598
Total deposits	2,540,461	2,578,295
Securities sold under agreements to repurchase	58,808	70,473
Federal funds purchased and other short-term borrowing	286,460	161,352
Federal Home Loan Bank advances	48,821	49,458
Accrued interest payable	500	232
Other liabilities	43,275	46,192
Total liabilities	2,978,325	2,906,002
Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	-	-
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,746,283 and 22,679,362 shares in 2018 and 2017, respectively	36,680	36,457
Additional paid-in capital	34,715	31,924
Retained earnings	281,164	267,193
Accumulated other comprehensive loss	(7,044)	(1,930)
Total stockholders’ equity	345,515	333,644
Total liabilities and stockholders’ equity	$3,323,840	$3,239,646

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2018 and 2017

(In thousands, except per share data)

	For three months ended		For six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans	$29,456	$24,364	$56,518	$48,446
Federal funds sold and interest bearing deposits	163	276	431	410
Mortgage loans held for sale	44	53	79	97
Securities
Taxable	2,105	2,056	4,243	4,170
Tax-exempt	236	277	477	558
Total Interest income	32,004	27,026	61,748	53,681
Interest expense
Deposits	2,674	1,481	4,751	2,644
Securities sold under agreements to repurchase and other short-term borrowings	427	61	550	115
Long term debt	229	239	464	471
Total interest expense	3,330	1,781	5,765	3,230
Net interest income	28,674	25,245	55,983	50,451
Provision for loan losses	1,235	600	1,970	1,500
Net interest income after provision for loan losses	27,439	24,645	54,013	48,951
Non-interest income
Wealth management and trust services	5,344	5,153	10,844	10,247
Deposit service charges	1,447	1,516	2,858	3,015
Debit and credit cards	1,689	1,514	3,197	2,920
Treasury management	1,113	1,082	2,160	2,104
Mortgage banking	746	897	1,322	1,599
Net investment product sales commissions and fees	397	357	801	743
Bank owned life insurance	191	556	378	760
Other	508	450	784	759
Total non-interest income	11,435	11,525	22,344	22,147
Non-interest expenses
Compensation	11,703	10,566	22,673	21,235
Employee benefits	2,512	2,282	5,145	5,024
Net occupancy and equipment	1,811	1,782	3,629	3,689
Technology and communication	2,264	2,120	4,460	3,968
Marketing and business development	805	687	1,451	1,132
Postage, printing and supplies	400	382	791	753
Legal and professional	504	642	997	1,071
FDIC insurance	238	244	480	474
Amortization/impairment of investments in tax credit partnerships	58	615	58	1,231
Capital and deposit based taxes	862	766	1,714	1,530
Other	979	1,123	1,765	2,097
Total non-interest expense	22,136	21,209	43,163	42,204
Income before income taxes	16,738	14,961	33,194	28,894
Income tax expense	3,159	4,359	6,211	7,501
Net income	$13,579	$10,602	$26,983	$21,393
Net income per share
Basic	$0.60	$0.47	$1.19	$0.95
Diluted	$0.59	$0.46	$1.17	$0.93
Average common shares
Basic	22,625	22,538	22,601	22,515
Diluted	22,979	22,996	22,975	22,998

See accompanying notes to unaudited consolidated financial statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2018 and 2017

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$13,579	$10,602	$26,983	$21,393
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized (losses) gains arising during the period (net of tax of ($339), $112, (1,328), and $482, respectively)	(1,279)	206	(4,997)	895
Unrealized losses on hedging instruments:
Unrealized gains (losses) arising during the period (net of tax of $20, ($49), $102, and ($2), respectively)	79	(90)	389	(5)
Other comprehensive income (loss), net of tax	(1,200)	116	(4,608)	890
Comprehensive income	$12,379	$10,718	$22,375	$22,283

See accompanying notes to unaudited consolidated financial statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2018 and 2017

(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2016	22,617	36,250	26,682	252,439	(1,499)	313,872

Net income	-	-	-	21,393	-	21,393

Other comprehensive income, net of tax	-	-	-	-	890	890

Stock compensation expense	-	-	1,342	-	-	1,342

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	50	164	1,820	(4,146)	-	(2,162)

Cash dividends, $0.39 per share	-	-	-	(8,835)	-	(8,835)

Shares cancelled	(5)	(14)	(91)	105	-	-

Balance June 30, 2017	22,662	$36,400	$29,753	$260,956	$(609)	$326,500

Balance December 31, 2017	22,679	36,457	31,924	267,193	(1,930)	333,644

Net income	-	-	-	26,983	-	26,983

Other comprehensive income, net of tax	-	-	-	-	(4,608)	(4,608)

Reclassification adjustment under Accounting Standard Update 2018-02				506	(506)	-

Stock compensation expense	-	-	2,035	-	-	2,035

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	69	231	823	(3,140)	-	(2,086)

Cash dividends, $0.46 per share	-	-	-	(10,453)	-	(10,453)

Shares cancelled	(2)	(8)	(67)	75	-	-

Balance June 30, 2018	22,746	$36,680	$34,715	$281,164	$(7,044)	$345,515

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended June 30, 2018 and 2017

(In thousands)

	2018	2017
Operating activities:
Net income	$26,983	$21,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,970	1,500
Depreciation, amortization and accretion, net	2,680	4,399
Deferred income tax provision	40	(517)
Gain on sales of mortgage loans held for sale	(769)	(963)
Origination of mortgage loans held for sale	(37,803)	(49,168)
Proceeds from sale of mortgage loans held for sale	39,483	50,289
Bank owned life insurance income	(378)	(760)
Gain on the disposal of premises and equipment	(14)	-
(Gain) loss on the sale of other real estate	(109)	64
Stock compensation expense	2,035	1,342
Excess tax benefits from share-based compensation arrangements	(525)	(1,120)
Decrease (increase) in accrued interest receivable and other assets	2,077	(4,015)
(Decrease) increase in accrued interest payable and other liabilities	(2,136)	6,883

Net cash provided by operating activities	33,534	29,327

Investing activities:
Purchases of securities available for sale	(399,911)	(251,196)
Proceeds from maturities of securities available for sale	392,855	245,010
Purchases of Federal Home Loan Bank stock	(2,724)	(1,319)
Net increase in loans	(170,843)	(4,685)
Purchases of premises and equipment	(2,694)	(839)
Proceeds from disposal of premises and equipment	230	207
Proceeds from mortality benefit of bank owned life insurance	—	970
Proceeds from sale of foreclosed assets	2,860	1,784

Net cash used in investing activities	(180,227)	(10,068)

Financing activities:
Net decrease in deposits	(37,834)	(42,002)
Net increase in securities sold under agreements to repurchase and federal funds purchased	113,443	111,518
Proceeds from Federal Home Loan Bank advances	60,000	60,000
Repayments of Federal Home Loan Bank advances	(60,637)	(60,642)
Repurchase common stock for performance stock units	(155)	(216)
Common stock repurchases of restricted shares surrendered for taxes	(1,931)	(1,946)
Cash dividends paid	(10,441)	(8,819)

Net cash provided by financing activities	62,445	57,893

Net (decrease) increase in cash and cash equivalents	(84,248)	77,152
Cash and cash equivalents at beginning of period	139,248	47,973

Cash and cash equivalents at end of period	$55,000	$125,125
Supplemental cash flow information:
Income tax payments	$1,800	$4,473
Cash paid for interest	5,497	3,187
Supplemental non-cash activity:
Transfers from loans to other real estate owned	$471	$-

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

Interim results for the six month period ended June 30, 2018 are not necessarily indicative of the results for the entire year.

Critical Accounting Policies

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management has identified the accounting policy related to the allowance and provision for loan losses as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since the application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision for loan losses reflects an allowance methodology driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. Consistent with Bancorp’s methodology, in the first quarter of 2018, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 28 quarters to 32 quarters in order to capture the effects of a full economic cycle. This extension of the historical period was applied to all classes and segments of our portfolio. Management believes the extension of the look-back period more accurately represents the current level of risk inherent in the loan portfolio.

By extending the look-back period to 32 quarters to capture historical loss data for a full economic cycle, the allowance level increased approximately $1.3 million compared with a 28 quarter look-back period as of March 31, 2018. The change in look-back period was consistent with management’s judgment regarding the risk in the loan portfolio and consistent with internal analysis showing continued strong asset quality related not only in the Company’s loan portfolio, but the Bank’s peer group as well, validating the continuation of the current economic cycle and thus the reasoning to extend the look-back period. Management will continue to evaluate the appropriateness of the look-back period based on the status of the economic cycle. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance for loan losses is applicable to the commercial banking segment of Bancorp. The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “Allowance for Loan Losses” section below.

Stock Yards Bancorp, inc. and subsidiary

Bancorp’s allowance calculation includes allocations to loan portfolio segments at June 30, 2018 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follows:

(In thousands)	Amortized	Unrealized		Fair
June 30, 2018	cost	Gains	Losses	value

Government sponsored enterprise obligations	$392,833	$31	$(4,268)	$388,596
Mortgage-backed securities - government agencies	148,068	110	(5,043)	143,135
Obligations of states and political subdivisions	42,876	202	(239)	42,839

Total securities available for sale	$583,777	$343	$(9,550)	$574,570

December 31, 2017

U.S. Treasury and other U.S. Government obligations	$149,996	$-	$(12)	$149,984
Government sponsored enterprise obligations	214,852	474	(1,482)	213,844
Mortgage-backed securities - government agencies	163,571	383	(2,447)	161,507
Obligations of states and political subdivisions	48,987	365	(163)	49,189

Total securities available for sale	$577,406	$1,222	$(4,104)	$574,524

There were no securities classified as held to maturity as of June 30, 2018 or December 31, 2017.

Bancorp sold no securities during the three or six month periods ending June 30, 2018 or 2017.

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by contractual maturity groupings as of June 30, 2018 is shown below.

(In thousands)
Securities available-for-sale	Amortized cost	Fair value

Due within 1 year	$221,824	$221,798
Due after 1 but within 5 years	95,466	93,884
Due after 5 but within 10 years	9,722	9,434
Due after 10 years	108,697	106,319
Mortgage-backed securities – government agencies	148,068	143,135

Total securities available-for-sale	$583,777	$574,570

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

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of uninsured portions of wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $326.2 million at June 30, 2018 and $384.7 million at December 31, 2017.

Securities with unrealized losses at June 30, 2018 and December 31, 2017, not recognized in the statements of income are as follows:

(In thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	value	losses	value	losses	value	losses
Government sponsored enterprise obligations	$338,170	$(3,061)	$41,051	$(1,207)	$379,221	$(4,268)
Mortgage-backed securities - government agencies	75,738	(1,952)	60,124	(3,091)	135,862	(5,043)
Obligations of states and political subdivisions	19,840	(165)	5,243	(74)	25,083	(239)

Total temporarily impaired securities	$433,748	$(5,178)	$106,418	$(4,372)	$540,166	$(9,550)

December 31, 2017
U.S. Treasury and U.S. obligations	$149,984	$(12)	$-	$-	$149,984	$(12)
Government sponsored enterprise obligations	95,139	(586)	49,870	(896)	145,009	(1,482)
Mortgage-backed securities - government agencies	69,290	(440)	67,047	(2,007)	136,337	(2,447)
Obligations of states and political subdivisions	22,366	(107)	5,064	(56)	27,430	(163)

Total temporarily impaired securities	$336,779	$(1,145)	$121,981	$(2,959)	$458,760	$(4,104)

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2018 and December 31, 2017. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 132 and 117 separate investment positions as of June 30, 2018 and December 31, 2017, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

FHLB stock is an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. No impairment was indicated as of June 30, 2018. Holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock are required for access to FHLB borrowing.

Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$855,015	$779,014
Construction and development, excluding undeveloped land	216,068	195,912
Undeveloped land	22,156	18,988

Real estate mortgage:
Commercial investment	622,777	594,902
Owner occupied commercial	420,999	398,685
1-4 family residential	277,735	262,110
Home equity - first lien	53,257	57,110
Home equity - junior lien	66,323	63,981
Subtotal: Real estate mortgage	1,441,091	1,376,788

Consumer	43,630	38,868

Total loans	$2,577,960	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2018 and December 31, 2017.

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
June 30, 2018	industrial	land	land	mortgage	Consumer	Total

Loans	$855,015	$216,068	$22,156	$1,441,091	$43,630	$2,577,960

Loans collectively evaluated for impairment	$852,566	$215,688	$21,682	$1,437,155	$43,630	$2,570,721

Loans individually evaluated for impairment	$2,449	$380	$474	$3,936	$-	$7,239

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	2,769	214	(20)	(1,104)	111	1,970
Charge-offs	(1,939)	-	-	-	(236)	(2,175)
Recoveries	12	-	-	6	175	193
At June 30, 2018	$12,118	$1,938	$501	$9,914	$402	$24,873

Allowance for loans collectively evaluated for impairment	$11,769	$1,938	$501	$9,586	$402	$24,196

Allowance for loans individually evaluated for impairment	$349	$-	$-	$328	$-	$677

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$779,014	$195,912	$18,988	$1,376,788	$38,868	$2,409,570

Loans collectively evaluated for impairment	$777,838	$195,248	$18,514	$1,371,246	$38,868	$2,401,714

Loans individually evaluated for impairment	$1,176	$664	$474	$5,066	$-	$7,380

Loans acquired with deteriorated credit quality	$-	$-	$-	$476	$-	$476

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	2,373	(199)	(163)	383	156	2,550
Charge-offs	(1,782)	-	-	(98)	(549)	(2,429)
Recoveries	202	-	-	154	401	757
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885

Allowance for loans collectively evaluated for impairment	$11,242	$1,724	$521	$10,998	$352	$24,837

Allowance for loans individually evaluated for impairment	$34	$-	$-	$14	$-	$48

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

Stock Yards Bancorp, inc. and subsidiary

The following tables present loans individually evaluated for impairment as of June 30, 2018 and December 31, 2017.

(In thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
June 30, 2018	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$238	$321	$-	$531
Construction and development, excluding undeveloped land	380	550	-	571
Undeveloped land	474	506	-	474

Real estate mortgage
Commercial investment	-	-	-	17
Owner occupied commercial	1,232	1,690	-	2,667
1-4 family residential	1,107	1,128	-	1,446
Home equity - first lien	-	-	-	-
Home equity - junior lien	5	5	-	22
Subtotal: Real estate mortgage	2,344	2,823	-	4,152

Consumer	-	-	-	30
Subtotal	$3,436	$4,200	$-	$5,758

Loans with an allowance recorded:
Commercial and industrial	$2,211	$3,389	$349	$2,061
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	32

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	1,578	1,578	314	1,097
1-4 family residential	14	14	14	14
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	1,592	1,592	328	1,111

Consumer	-	-	-	-
Subtotal	$3,803	$4,981	$677	$3,204

Total:
Commercial and industrial	$2,449	$3,710	$349	$2,592
Construction and development, excluding undeveloped land	380	550	-	571
Undeveloped land	474	506	-	506

Real estate mortgage
Commercial investment	-	-	-	17
Owner occupied commercial	2,810	3,268	314	3,764
1-4 family residential	1,121	1,142	14	1,460
Home equity - first lien	-	-	-	-
Home equity - junior lien	5	5	-	22
Subtotal: Real estate mortgage	3,936	4,415	328	5,263

Consumer	-	-	-	30
Total	$7,239	$9,181	$677	$8,962

Stock Yards Bancorp, inc. and subsidiary

(In thousands)		Unpaid		Average
	Recorded	principal	Related	recorded
December 31, 2017	investment	balance	allowance	investment

Loans with no related allowance recorded:
Commercial and industrial	$1,142	$2,202	$-	$411
Construction and development, excluding undeveloped land	664	834	-	559
Undeveloped land	474	506	-	425

Real estate mortgage
Commercial investment	52	53	-	110
Owner occupied commercial	3,332	3,789	-	1,678
1-4 family residential	1,637	1,657	-	935
Home equity - first lien	-	-	-	-
Home equity - junior lien	31	31	-	186
Subtotal: Real estate mortgage	5,052	5,530	-	2,909

Consumer	-	-	-	-
Subtotal	$7,332	$9,072	$-	$4,304

Loans with an allowance recorded:
Commercial and industrial	$34	$34	$34	$1,882
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	48

Real estate mortgage
Commercial investment	-	-	-	-
Owner occupied commercial	-	-	-	-
1-4 family residential	14	14	14	5
Home equity - first lien	-	-	-	-
Home equity - junior lien	-	-	-	-
Subtotal: Real estate mortgage	14	14	14	5

Consumer	-	-	-	46
Subtotal	$48	$48	$48	$1,981

Total:
Commercial and industrial	$1,176	$2,236	$34	$2,293
Construction and development, excluding undeveloped land	664	834	-	559
Undeveloped land	474	506	-	473

Real estate mortgage	-	-	-	-
Commercial investment	52	53	-	110
Owner occupied commercial	3,332	3,789	-	1,678
1-4 family residential	1,651	1,671	14	940
Home equity - first lien	-	-	-	-
Home equity - junior lien	31	31	-	186
Subtotal: Real estate mortgage	5,066	5,544	14	2,914

Consumer	-	-	-	46
Total	$7,380	$9,120	$48	$6,285

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of certain loans.

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had $134 thousand past due more than 90 days and still accruing interest at June 30, 2018, compared with $2 thousand at December 31, 2017, and $231 thousand at June 30, 2017.

Stock Yards Bancorp, inc. and subsidiary

The following table presents the recorded investment in non-accrual loans as of June 30, 2018 and December 31, 2017.

(In thousands)	June 30, 2018	December 31, 2017

Commercial and industrial	$1,646	$321
Construction and development, excluding undeveloped land	380	664
Undeveloped land	474	474

Real estate mortgage
Commercial investment	-	52
Owner occupied commercial	2,809	3,332
1-4 family residential	1,108	1,637
Home equity - first lien	-	-
Home equity - junior lien	5	31
Subtotal: Real estate mortgage	3,922	5,052

Consumer	-	-

Total	$6,422	$6,511

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At June 30, 2018 and December 31, 2017, Bancorp had $817 thousand and $869 thousand of accruing loans classified as TDRs, respectively. Bancorp did not modify and classify any additional loans as TDRs during the three-month or six-month periods ended June 30, 2018. No loans were modified and classified as TDRs during the three-month period ended June 30, 2017. One commercial loan, with a recorded investment of $37,000 at June 30, 2017 was modified and classified as a TDR in the six-month period ended June 30, 2017. The pre and post-modification balance for this loan was $39,000. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

No loans classified and reported as troubled debt restructured within the twelve months prior to June 30, 2018 defaulted during the three or six month periods ended June 30, 2018. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at June 30, 2018, had a total allowance allocation of $83 thousand, compared with $48 thousand at December 31, 2017.

At June 30, 2018 and December 31, 2017, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

Stock Yards Bancorp, inc. and subsidiary

At June 30, 2018 formal foreclosure proceedings were in process on five consumer mortgage loans with a total recorded investment of $551 thousand, all secured by residential real estate properties. The recorded investments for these properties ranged from $30 thousand to $350 thousand, and these loans were reported as non-accrual as of June 30, 2018. As of December 31, 2017, formal foreclosure proceedings were in process for two loans with a total recorded investment of $62 thousand.

The following table presents the aging of the recorded investment in loans as of June 30, 2018 and December 31, 2017.

							Recorded
(In thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
June 30, 2018	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$852,845	$524	$-	$1,646	$2,170	$855,015	$-
Construction and development, excluding undeveloped land	215,688	-	-	380	380	216,068	-
Undeveloped land	21,682	-	-	474	474	22,156	-

Real estate mortgage
Commercial investment	619,370	3,407	-	-	3,407	622,777	-
Owner occupied commercial	417,474	716	-	2,809	3,525	420,999	-
1-4 family residential	274,980	954	559	1,242	2,755	277,735	134
Home equity - first lien	53,015	242	-	-	242	53,257	-
Home equity - junior lien	65,978	241	99	5	345	66,323	-
Subtotal: Real estate mortgage	1,430,817	5,560	658	4,056	10,274	1,441,091	134

Consumer	43,626	1	3	-	4	43,630	-

Total	$2,564,658	$6,085	$661	$6,556	$13,302	$2,577,960	$134

December 31, 2017

Commercial and industrial	$776,118	$2,571	$4	$321	$2,896	$779,014	$-
Construction and development, excluding undeveloped land	194,936	-	312	664	976	195,912	-
Undeveloped land	18,514	-	-	474	474	18,988	-

Real estate mortgage
Commercial investment	594,242	608	-	52	660	594,902	-
Owner occupied commercial	394,623	455	275	3,332	4,062	398,685	-
1-4 family residential	259,994	172	307	1,637	2,116	262,110	-
Home equity - first lien	56,938	172	-	-	172	57,110	-
Home equity - junior lien	63,667	87	194	33	314	63,981	2
Subtotal: Real estate mortgage	1,369,464	1,494	776	5,054	7,324	1,376,788	2

Consumer	38,699	86	83	-	169	38,868	-

Total	$2,397,731	$4,151	$1,175	$6,513	$11,839	$2,409,570	$2

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

Stock Yards Bancorp, inc. and subsidiary

As of June 30, 2018 and December 31, 2017, the internally assigned risk grades of loans by category were as follows:

(In thousands)				Substandard		Total
June 30, 2018	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$818,660	$21,166	$12,740	$2,449	$-	$855,015
Construction and development, excluding undeveloped land	215,688	-	-	380	-	216,068
Undeveloped land	21,652	-	30	474	-	22,156

Real estate mortgage
Commercial investment	619,939	2,715	123	-	-	622,777
Owner occupied commercial	403,998	12,453	1,738	2,810	-	420,999
1-4 family residential	273,792	1,858	830	1,255	-	277,735
Home equity - first lien	53,257	-	-	-	-	53,257
Home equity - junior lien	65,843	100	375	5	-	66,323
Subtotal: Real estate mortgage	1,416,829	17,126	3,066	4,070	-	1,441,091

Consumer	43,523	107	-	-	-	43,630

Total	$2,516,352	$38,399	$15,836	$7,373	$-	$2,577,960

December 31, 2017

Commercial and industrial	$751,628	$12,032	$14,178	$1,176	$-	$779,014
Construction and development, excluding undeveloped land	195,248	-	-	664	-	195,912
Undeveloped land	18,484	-	30	474	-	18,988

Real estate mortgage
Commercial investment	591,232	3,599	19	52	-	594,902
Owner occupied commercial	383,455	8,683	3,215	3,332	-	398,685
1-4 family residential	256,968	2,477	1,014	1,651	-	262,110
Home equity - first lien	57,110	-	-	-	-	57,110
Home equity - junior lien	63,471	247	230	33	-	63,981
Subtotal: Real estate mortgage	1,352,236	15,006	4,478	5,068	-	1,376,788

Consumer	38,747	117	4	-	-	38,868

Total	$2,356,343	$27,155	$18,690	$7,382	$-	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

(4)	Goodwill and Intangible Assets

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At June 30, 2018, the unamortized core deposit intangible was $1.1 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at June 30, 2018 and December 31, 2017 were $3.5 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $331.5 million and $344.5 million at June 30, 2018, and December 31, 2017, respectively.

Changes in the net carrying amount of MSRs for the three and six months ended June 30, 2018 and 2017 are shown in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$861	$891	$875	$921
Additions for mortgage loans sold	74	51	95	93
Amortization	(37)	(73)	(72)	(145)
Balance at end of period	$898	$869	$898	$869

Stock Yards Bancorp, inc. and subsidiary

(5)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Current income tax expense
Federal	$3,426	$4,722	$5,862	$7,725
State	182	179	310	293
Total current income tax expense	3,608	4,901	6,172	8,018

Deferred income tax (benefit) expense
Federal	(421)	(631)	46	(657)
State	(28)	(24)	(7)	14
Total deferred income tax expense	(449)	(655)	39	(643)
Change in valuation allowance	-	113	-	126
Total income tax expense	$3,159	$4,359	$6,211	$7,501

An analysis of the difference between statutory and effective income tax rates for the three and six months ended June 30, 2018 and 2017 follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Excess tax benefits from share-based compensation arrangements	(1.2)	(0.7)	(1.5)	(3.8)
Tax credits	(0.7)	(5.1)	(0.5)	(5.3)
Tax exempt interest income	(0.5)	(1.1)	(0.5)	(1.1)
Increase in cash surrender value of life insurance	(1.2)	(1.9)	(0.6)	(1.6)
State income taxes, net of federal benefit	0.7	0.7	0.7	0.7
Other, net	0.8	2.2	0.1	2.1
Effective income tax rate	18.9%	29.1%	18.7%	26.0%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

In December 2017 the Tax Cuts and Jobs Act was enacted and, among other matters, it reduced Bancorp’s marginal federal income tax rate from 35% to 21%. Largely offsetting that decrease, the effective tax rate for the three and six month periods ending June 30, 2018 as compared with the year earlier periods were affected by substantially lower benefit from excess tax benefits from share-based compensation arrangements and from tax credits.

Stock Yards Bancorp, inc. and subsidiary

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

In two areas, Bancorp recorded provisional amounts of deferred taxes as of December 31, 2017, where the information was not available to complete the accounting: 1) the Company’s deferred tax assets of $565 thousand for temporary differences in certain tax credit investments is awaiting receipt of Schedules K-1 from outside preparers. Management believe the Company used a reasonable estimate to account for this item; however, there may be provisions of the new tax law that could impact the partnerships’ calculation of taxable income, which in effect could affect the Company’s share of taxable income. The final effect will not be known until receipt of Schedules K-1. 2) Bancorp estimated that no reductions are required to deferred tax assets included in the $19 thousand of future deductions for compensation that might be subject to new limitations under Code Sec. 162(m) which, generally, limits to $1 million annual deductions for certain compensation paid to certain executives. There is uncertainty in applying new rules to existing contracts, and Bancorp is seeking clarification before finalizing its analysis. In a third area, the Company recorded no provisional amounts to its deferred tax liability for temporary differences between the tax and financial reporting bases of certain property and equipment items. These cannot be reasonably estimated. Bancorp’s deferred tax liability of $541 thousand for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion of a cost segregation study to take advantage of additional depreciation deductions available through tax reform. Bancorp will complete and record income tax effects of tax reform during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2018 and December 31, 2017, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2013.

Stock Yards Bancorp, inc. and subsidiary

(6)	Deposits

The composition of the Bank’s deposits outstanding at June 30, 2018 (unaudited) and December 31, 2017 is as follows:

	June 30,	December 31,
(In thousands)	2018	2017

Non-interest bearing demand	$715,974	$674,697

Interest bearing deposits:
Interest bearing demand	781,460	833,450
Savings	158,756	152,348
Money market	633,065	682,226

Time deposits of more than $250,000	38,888	38,439
Other time deposits	212,318	197,135
Total time deposits	251,206	235,574

Total interest bearing deposits	1,824,487	1,903,598

Total deposits	$2,540,461	$2,578,295

Maturities of time deposits of more than $250,000, outstanding at June 30, 2018, are summarized as follows:

(In thousands)	Amount

3 months or less	$10,874
Over 3 through 6 months	5,470
Over 6 through 12 months	12,663
Over 1 through 3 years	8,409
Over 3 years	1,472
Total	$38,888

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $58.8 million and $70.5 million at June 30, 2018 and December 31, 2017, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At June 30, 2018, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

Stock Yards Bancorp, inc. and subsidiary

(8)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $48.8 million and $49.5 million at June 30, 2018 and December 31, 2017, respectively, via 14 separate fixed-rate advances. As of June 30, 2018, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $18.8 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	June 30, 2018		December 31, 2017
Year	Advance	Fixed Rate	Advance	Fixed Rate
2018	$30,000	2.13%	$30,000	1.48%
2020	1,716	2.23	1,741	2.23
2021	251	2.12	288	2.12
2024	2,348	2.36	2,454	2.36
2025	4,889	2.42	5,149	2.42
2026	8,376	1.99	8,564	1.99
2028	1,241	1.49	1,262	1.49

Total	$48,821	2.13%	$49,458	1.74%

In addition to fixed-rate advances listed above, Bancorp had cash management advances from the FHLB of $275 million, and $150 million as of June 30, 2018 and December 31, 2017, respectively. These advances typically have a term of one week. $200 million of the $275 million advances as of June 30, 2018, and all of the $150 million in advances as of December 31, 2017 were part of a quarterly tax minimization strategy and matured in the first week following the end of the quarter. $75 million of the June 30, 2018 advances were used to supplement liquidity as part of Bancorp’s management of its’ overall cash position. Due to the short-term nature of the cash management advances, they were recorded on the consolidated balance sheet within federal funds purchased.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At June 30, 2018, the amount of available credit from the FHLB totaled $205.8 million.

(9)	Other Comprehensive Income

The following tables illustrate activity within the balances in accumulated other comprehensive income (AOCI) by component, and is shown for the three and six month periods ended June 30, 2018 and 2017. The tables also include $506 thousand reclassified from AOCI to retained earnings related to the adoption of ASU 2018-02 in the first quarter of 2018. ASU 2018-02 provides for the reclassification of tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act into retained earnings. The Tax Reform reduced the US Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, Bancorp was required to remeasure its net deferred tax assets at the lower rate and recognize the adjustment through income tax expense in 2017. The adjustment through income tax expense left items presented in AOCI, for which the related income tax effects were originally recognized in other comprehensive income, unadjusted for the new tax rate. The reclassification upon adoption of ASU 2018-02 results in AOCI reflecting the new tax rate.

Stock Yards Bancorp, inc. and subsidiary

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at March 31, 2017	$(522)	$69	$(272)	$(725)

Net current period other comprehensive gain (loss)	206	(90)	-	116
Balance at June 30, 2017	$(316)	$(21)	$(272)	$(609)

Balance at March 31, 2018	$(5,995)	$544	$(393)	$(5,844)

Net current period other comprehensive income gain (loss)	(1,279)	79	-	(1,200)
Balance at June 30, 2018	$(7,274)	$623	$(393)	$(7,044)

	Net unrealized	Net unrealized	Minimum
	gains on	gains (losses)	pension
	securities	on cash	liability
(in thousands)	available-for-sale	flow hedges	adjustment	Total

Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive gain (loss)	895	(5)	-	890
Balance at June 30, 2017	$(316)	$(21)	$(272)	$(609)

Balance at December 31, 2017 (1)	$(1,781)	$193	$(342)	$(1,930)

Net current period other comprehensive income gain (loss)	(4,997)	389	-	(4,608)
Reclassification adjustment under ASU 2018-02	(496)	41	(51)	(506)
Balance at June 30, 2018	$(7,274)	$623	$(393)	$(7,044)

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

The following table reflects, for the three and six months ended June 30, 2018 and 2017, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
(In thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Net income	$13,579	$10,602	$26,983	$21,393
Average shares outstanding	22,625	22,538	22,601	22,515
Dilutive securities	354	458	374	483

Average shares outstanding including dilutive securities including dilutive securities	22,979	22,996	22,975	22,998

Net income per share, basic	$0.60	$0.47	$1.19	$0.95
Net income per share, diluted	$0.59	$0.46	$1.17	$0.93

As of June 30, 2018, SARs totaling 47,410 granted in March 2017 and January 2018 with strike prices of $40 and $38.30, respectively, were not included in the six months ended June 30 EPS calculation, nor were 46,410 issued in March 2017 included in the quarterly calculation as they were antidilutive; however they could be dilutive to EPS in the future.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-
Interest cost (1)	20	18	40	36
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net losses (1)	18	17	36	33
Net periodic benefit cost	$38	$35	$76	$69

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

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. The 2005 Stock Incentive Plan expired in April 2015; however, 500 thousand additional shares were made available in the second quarter of 2018. SARs granted under this plan expire as late as 2025. As of June 30, 2018, there were 694,533 shares available for future awards.

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

Grants of performance stock units (“PSUs”) vest based upon a single three-year performance period which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the fair value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding periods and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.26%, 5.12% and 4.50% for 2018, 2017, and 2016, respectively.

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

Stock Yards Bancorp, inc. and subsidiary

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Stock-based compensation expense before income taxes	$1,213	$682	$2,035	$1,342

Less: deferred tax benefit	(255)	(239)	(427)	(470)
Reduction of net income	$958	$443	$1,608	$872

Bancorp expects to record an additional $1.8 million of stock-based compensation expense in 2018 for equity grants outstanding as of June 30, 2018. As of June 30, 2018, Bancorp has $6.8 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $155 thousand during the first six months of 2018 for the purchase of shares upon the vesting of restricted stock units. This compares with cash used of $216 thousand during the first six months of 2017 for the purchase of shares upon the vesting of restricted stock units net of cash received for options exercised.

Fair values of Bancorp’s SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires use of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2017 and the six month period ended June 30, 2018 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(In thousands)	price			price	(In thousands)	value	life (In years)

At December 31, 2016
Vested and exercisable	475	$14.02	-	24.56	$15.72	$14,820	$3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	-	6.34
Exercised	(77)	14.02	-	17.89	15.41	1,855	3.18
Forfeited	-		-		-	-	-

At December 31, 2017
Vested and exercisable	490	14.02	-	33.08	16.46	10,408	3.16	4.0
Unvested	214	15.26	-	40.00	26.46	2,515	4.17	7.7
Total outstanding	704	14.02	-	40.00	19.51	12,923	3.47	5.1

Granted	46	35.90	-	38.30	35.95	102	6.66
Exercised	(62)	14.02	-	19.37	15.42	1,459	3.41
Forfeited	-		-		-	-	-

At June 30, 2018
Vested and exercisable	502	14.02	-	40.00	17.62	10,331	3.22	4.2
Unvested	186	19.37	-	40.00	30.08	1,570	4.96	8.0
Total outstanding	688	14.02	-	40.00	20.99	11,901	3.69	5.2

Vested year-to-date	75	$15.26	-	40.00	$23.35	$1,123	$3.77

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

Stock Yards Bancorp, inc. and subsidiary

A summary of activity for the twelve month period ending December 31, 2017 and the six month period ending June 30, 2018 for restricted shares of common stock granted to officers is in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2016	145,235	$21.57
Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,797)	19.79
Shares forfeited	(7,691)	25.18
Unvested at December 31, 2017	119,372	27.62

Shares awarded	38,205	36.00
Restrictions lapsed and shares released	(44,372)	23.58
Shares forfeited	(2,488)	30.35
Unvested at June 30, 2018	110,717	$32.07

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the single three-year performance period for which began January 1 of the award year. The following table outlines the PSU grants.

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2016	3	$22.61	69,161
2017	3	35.66	61,893
2018	3	31.54	50,352

In the first quarter of 2018, Bancorp awarded 6,525 RSUs to directors of Bancorp with a grant date fair value of $247 thousand.

(14)	Commitments and Contingent Liabilities

As of June 30, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at June 30, 2018 commitments to extend credit of $687.7 million, including standby letters of credit of $18.9 million, represent normal banking transactions. Commitments to extend credit were $688.3 million, including letters of credit of $14.8 million, as of December 31, 2017. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2018, Bancorp has recorded $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Stock Yards Bancorp, inc. and subsidiary

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

As of June 30, 2018, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Stock Yards Bancorp, inc. and subsidiary

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(In thousands)	Fair value at June 30, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$388,596	$-	$388,596	$-
Mortgage-backed securities - government agencies	143,135	-	143,135	-
Obligations of states and political subdivisions	42,839	-	42,839	-

Total investment securities available-for-sale	574,570	-	574,570	-

Interest rate swaps	2,214	-	2,214	-

Total assets	$576,784	$-	$576,784	$-

Liabilities

Interest rate swaps	$1,461	$-	$1,461	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Fair value at December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$149,984	$149,984	$-	$-
Government sponsored enterprise obligations	213,844	-	213,844	-
Mortgage-backed securities - government agencies	161,507	-	161,507	-
Obligations of states and political subdivisions	49,189	-	49,189	-

Total investment securities available-for-sale	574,524	149,984	424,540	-

Interest rate swaps	579	-	579	-

Total assets	$575,103	$149,984	$425,119	$-

Liabilities

Interest rate swaps	$259	$-	$259	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2018 and December 31, 2017 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for June 30, 2018 or December 31, 2017. See Note 4 for more information regarding MSRs.

Stock Yards Bancorp, inc. and subsidiary

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance, and the carrying value of collateral dependent loans that have been charged down to their fair value. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of June 30, 2018, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $5.4 million, and the specific allowance totaled $677 thousand, resulting in a fair value of $4.7 million, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $48 thousand, resulting in a fair value of $2.6 million at December 31, 2017. Losses represent charge offs and changes in specific allowances for the periods indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At June 30, 2018 and December 31, 2017, carrying value of all other real estate owned was $360 thousand and $2.6 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at June 30, 2018				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2018
Collateral dependent impaired loans	$4,735	$-	$-	$4,735	$(1,419)
Other real estate owned	360	-	-	360	-

Total	$5,095	$-	$-	$5,095	$(1,419)

(in thousands)	Fair value at December 31, 2017				Losses for 6 month
					period ended
	Total	Level 1	Level 2	Level 3	June 30, 2017
Collateral dependent impaired loans	$2,569	$-	$-	$2,569	$(307)
Other real estate owned	2,640	-	-	2,640	(171)

Total	$5,209	$-	$-	$5,209	$(478)

Stock Yards Bancorp, inc. and subsidiary

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2018, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

June 30, 2018			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	value	technique	input	input

Impaired loans - collateral dependent	$4,735	Appraisal	Appraisal discounts	21.5%
Other real estate owned	360	Appraisal	Appraisal discounts	10.0

December 31, 2017			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	value	technique	input	input

Impaired loans - collateral dependent	$2,569	Appraisal	Appraisal discounts	11.5%
Other real estate owned	2,640	Appraisal	Appraisal discounts	23.4

Stock Yards Bancorp, inc. and subsidiary

(16)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
June 30, 2018	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$55,000	$55,000	$55,000	$-	$-
Mortgage loans held for sale	2,053	2,142	-	2,142	-
Federal Home Loan Bank stock and other securities	10,370	10,370	-	10,370	-
Loans, net	2,553,087	2,551,409	-	-	2,551,409
Accrued interest receivable	8,743	8,743	8,743	-	-

Financial liabilities
Deposits	2,540,461	2,538,054	-	-	2,538,054
Short-term borrowings	345,268	345,268	-	345,268	-
FHLB advances	48,821	47,374	-	47,374	-
Accrued interest payable	500	500	500	-	-

(In thousands)	Carrying
December 31, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$139,248	$139,248	$139,248	$-	$-
Mortgage loans held for sale	2,964	2,964	-	2,964	-
Federal Home Loan Bank stock and other securities	7,646	7,646	-	7,646	-
Loans, net	2,384,685	2,338,464	-	-	2,338,464
Accrued interest receivable	8,369	8,369	8,369	-	-

Financial liabilities
Deposits	2,578,295	2,576,385	-	-	2,576,385
Short-term borrowings	231,825	231,825	-	231,825	-
FHLB advances	49,458	48,642	-	48,642	-
Accrued interest payable	232	232	232	-	-

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

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first six months of 2018 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

At June 30, 2018 and December 31, 2017, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollar amounts in thousands)	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Notional amount	$61,555	$54,964	$61,555	$54,964
Weighted average maturity (years)	8.5	8.7	8.5	8.7
Fair value	$1,426	$259	$1,461	$283

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

Stock Yards Bancorp, inc. and subsidiary

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of June 30, 2018 and December 31, 2017.

Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	June 30, 2018	December 31, 2017
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$311	$106
20,000	12/6/2020	US 3 Month LIBOR	1.79%	477	190
$30,000			1.82%	$788	$296

(18)	Regulatory Matters

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and the Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of June 30, 2018.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$376,209	13.06%	$230,450	8.00%	NA	NA
Bank	365,470	12.70	230,217	8.00	$287,772	10.00%

Common equity tier 1 risk-based capital
Consolidated	350,986	12.18	129,675	4.50	NA	NA
Bank	340,247	11.82	129,536	4.50	187,107	6.50

Tier 1 risk-based capital (1)
Consolidated	350,986	12.18	172,900	6.00	NA	NA
Bank	340,247	11.82	172,714	6.00	230,286	8.00

Leverage (2)
Consolidated	350,986	11.19	125,464	4.00	NA	NA
Bank	340,247	10.85	125,437	4.00	156,796	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$359,866	13.52%	$213,012	8.00%	NA	NA
Bank	347,840	13.07	212,891	8.00	$266,114	10.00%

Common equity tier 1 risk-based capital
Consolidated	334,631	12.57	119,820	4.50	NA	NA
Bank	322,605	12.12	212,891	4.50	172,974	6.50

Tier 1 risk-based capital (1)
Consolidated	334,631	12.57	159,760	6.00	NA	NA
Bank	322,605	12.12	159,668	6.00	212,891	8.00

Leverage (2)
Consolidated	334,631	10.70	125,122	4.00	NA	NA
Bank	322,605	10.32	125,040	4.00	156,300	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(19)	Segments

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

Principally, all of the net assets of Stock Yards Bancorp, Inc. are involved in the commercial banking segment. Bancorp has goodwill of $682 thousand related to a bank acquisition in 1996 which has been assigned to the commercial banking segment. Assets assigned to the Wealth Management & Trust Group (WM&T) consist of premises and equipment, net of accumulated depreciation.

Selected financial information by business segment for the three and six month periods ended June 30, 2018 and 2017 follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Three months ended June 30, 2018
Net interest income	$28,612	$62	$28,674
Provision for loan losses	1,235	-	1,235
Wealth management and trust services	-	5,344	5,344
All other non-interest income	6,091	-	6,091
Non-interest expense	18,938	3,198	22,136
Income before income taxes	14,530	2,208	16,738
Income tax expense	2,644	515	3,159
Net income	$11,886	$1,693	$13,579

Segment assets	$3,321,948	$1,892	$3,323,840
Three months ended June 30, 2017
Net interest income	$25,165	$80	$25,245
Provision for loan losses	600	-	600
Wealth management and trust services	-	5,153	5,153
All other non-interest income	6,372	-	6,372
Non-interest expense	18,027	3,182	21,209
Income before income taxes	12,910	2,051	14,961
Income tax expense	3,626	733	4,359
Net income	$9,284	$1,318	$10,602

Segment assets	$3,124,522	$2,240	$3,126,762

Stock Yards Bancorp, inc. and subsidiary

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Six months ended June 30, 2018
Net interest income	$55,850	$133	$55,983
Provision for loan losses	1,970	-	1,970
Wealth management and trust services	-	10,844	10,844
All other non-interest income	11,500	-	11,500
Non-interest expense	36,798	6,365	43,163
Income before income taxes	28,582	4,612	33,194
Income tax expense	5,210	1,001	6,211
Net income	$23,372	$3,611	$26,983

Segment assets	$3,321,948	$1,892	$3,323,840
Six months ended June 30, 2017
Net interest income	$50,294	$157	$50,451
Provision for loan losses	1,500	-	1,500
Wealth management and trust services	-	10,247	10,247
All other non-interest income	11,900	-	11,900
Non-interest expense	35,975	6,229	42,204
Income before income taxes	24,719	4,175	28,894
Income tax expense	6,010	1,491	7,501
Net income	$18,709	$2,684	$21,393

Segment assets	$3,124,522	$2,240	$3,126,762

(20)	Revenue from Contracts with Customers

Bancorp adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. Bancorp recognizes revenue upon satisfying a performance obligation as services are rendered to a customer. All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification. The table below presents the Company’s sources of non-interest income for the three and six months ended June 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

Stock Yards Bancorp, inc. and subsidiary

	For the three months ended			For the six months ended
Revenue by operating segment	June 30, 2018			June 30, 2018
(In thousands)	Commercial	WM&T	Consolidated	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,344	$5,344	$-	$10,844	$10,844
Deposit service charges	1,447		1,447	2,858		2,858
Debit and credit card revenue	1,689		1,689	3,197		3,197
Treasury management fees	1,113		1,113	2,160		2,160
Mortgage banking revenue (1)	746		746	1,322		1,322
Investment product sales commissions and fees	397		397	801		801
Bank owned life insurance income (1)	191		191	378		378
Other income (2)	508		508	784		784
Total non-interest income	$6,091	$5,344	$11,435	$11,500	$10,844	$22,344

(1) Not within the scope of ASC 606
(2) Includes safe box deposit fees of $46,000 quarterly and $91,000 year-to-date included within the scope of ASC 606

	For the three months ended			For the six months ended
Revenue by operating segment	June 30, 2017			June 30, 2017
(In thousands)	Commercial	WM&T	Consolidated	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,153	$5,153	$-	$10,247	$10,247
Deposit service charges	1,516		1,516	3,015		3,015
Debit and credit card revenue	1,514		1,514	2,920		2,920
Treasury management fees	1,082		1,082	2,104		2,104
Mortgage banking revenue (1)	897		897	1,599		1,599
Investment product sales commissions and fees	357		357	743		743
Bank owned life insurance income (1)	556		556	760		760
Other income (2)	450		450	759		759
Total non-interest income	$6,372	$5,153	$11,525	$11,900	$10,247	$22,147

(1) Not within the scope of ASC 606
(2) Includes safe box deposit fees of $40,000 quarterly and $85,000 year-to-date included within the scope of ASC 606

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

Stock Yards Bancorp, inc. and subsidiary

The Wealth Management and Trust Group provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the six month period ending June 30, 2018. Trust fees receivable as of June 30, 2018 were $2.2 million compared with $2.2 million as of December 31, 2017.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

(21)	Recently Adopted Accounting Pronouncements

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

The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification, the effect of which can be seen below.

Stock Yards Bancorp, inc. and subsidiary

	For the three months ended			For the three months ended
	June 30, 2018			June 30, 2017
(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$397	$521	$(124)	$357	$494	$(137)

Non-interest expense
Compensation	11,703	11,704	(1)	10,566	10,567	(1)
Technology and communication	2,264	2,387	(123)	2,120	2,256	(136)

Net impact			$-			$-

	For the six months ended			For the six months ended
	June 30, 2018			June 30, 2017
(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$801	$1,063	$(262)	$743	$1,033	$(290)

Non-interest expense
Compensation	22,673	22,674	(1)	21,235	21,237	(2)
Technology and communication	4,460	4,721	(261)	3,968	4,256	(288)

Net impact			$-			$-

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

(22)	Recently Issued Accounting Pronouncements

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

In June 2018, FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value of the equity instruments obligated to be issued when the good has been delivered or the service rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Bancorp does not expect adoption of this standard to have a significant impacted on the consolidated financial statements of the company.

Stock Yards Bancorp, inc. and subsidiary

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2018 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first six months of 2018 compared with the same period in 2017. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2018 through June 30

Bancorp completed the first six months of 2018 with net income of $27.0 million, a 26.1% increase over the comparable period in 2017. The increase is primarily due to higher net interest income driven by exceptional loan growth and higher interest rates, and a lower effective income tax rate resulting from tax reform. Diluted earnings per share for the first six months of 2018 were $1.17, compared with $0.93 for the first six months of 2017. Bancorp's performance for the first six months of 2018 reflected several positive factors, including:

●	Exceptional loan growth, which increased the Company’s loan portfolio 7% on a year-to-date basis and 12% year over year;
●	A higher net interest margin, reflecting both increased rate and volume;
●	A continuation of historically strong credit quality metrics;
●	Another solid performance by the Wealth Management and Trust Group; and
●	The benefit of a lower marginal tax rate.

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

Net interest income increased $5.5 million, or 11.0%, for the first six months of 2018, compared with the same period in 2017. Increasing average rates on interest earning assets, along with the impact of increased loan balances contributed to higher interest income for the first six months of 2018, as interest income increased $8.1 million, or 15.0%, over the same period in 2017. Higher funding costs on deposits and borrowings resulted in an increase in interest expense of $2.5 million or 78.5%, year over year. Bancorp benefited in recent years from historically low costs of funding, so that a modest increase in interest expense results in a significant percentage change over prior periods. Net interest margin increased to 3.84% for the first six months of 2018, compared with 3.62% for the same period of 2017.

Stock Yards Bancorp, inc. and subsidiary

For the six-month period ended June 30, 2018, Bancorp recorded a $2.0 million provision for loan losses, compared with $1.5 million for the same period in 2017. Key loan quality indicators remained consistent with prior periods. The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The allowance for loan losses to total loans was 0.96% as of June 30, 2018, compared with 1.09% as of June 30, 2017. The decline in allowance for loan losses was largely the effect of loan growth in the first six months of 2018 and charge offs that had been previously reserved. The allowance remained adequate to cover potential losses in the portfolio, in management’s opinion.

Total non-interest income in the first six months of 2018 increased $197 thousand, or 0.9%, compared with the same period in 2017, and comprised 28.5% of total revenues, defined as net interest income and non-interest income, as compared with 30.5% for the same period in 2017. Continuing the trends of 2017, Bancorp’s Wealth Management and Trust Group led the increase with a 5.8%, or $597 thousand increase over the same period in 2017. This growth, which reflected the addition of new customer relationships and stock market performance, is expected to continue at 4%-6% for 2018.

Total non-interest expense in the first six months of 2018 increased $959 thousand or 2.3%, compared with the same period in 2017. Increases in compensation, technology and communication, and marketing and business development were partially offset by a reduction in amortization/impairment of investment in tax credit partnerships due to the sporadic timing of such opportunities, which can cause corresponding expenses and tax benefits to vary widely. Bancorp's efficiency ratio, calculated on a fully tax-equivalent basis, in the first six months of 2018 was 55.0% compared with 57.8% in the same period in 2017. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.9% for the first six months of 2018 and 56.1% for the same period in 2017. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 18.7% in 2018 from 26.0% in 2017. The decrease in the effective tax rate from 2017 to 2018 was largely the result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The 2017 effective tax rate included significantly more tax savings from stock-based compensation deductions and federal income tax credits.

The ratio of shareholder’s equity to total assets was 10.40% as of June 30, 2018 compared with 10.30% at December 31, 2017. Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures. The ratio of tangible common equity to total tangible assets was 10.35% as of June 30, 2018, compared with 10.25% at December 31, 2017.

The following sections provide more details on subjects presented in this overview.

Stock Yards Bancorp, inc. and subsidiary

a)	Results Of Operations

Net income of $13.6 million for the three months ended June 30, 2018 increased $3.0 million, or 28.1%, from $10.6 million for the comparable 2017 period. Basic net income per share was $0.60 for the second quarter of 2018, an increase of 27.7% from the $0.47 for the same period of 2017. Net income per share on a diluted basis was $0.59 for the three month period ended June 30, 2018, an increase of 28.3% from the $0.46 for the same period in 2017. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.74% and 15.94%, respectively, for the second quarter of 2018, compared with 1.42% and 13.12%, respectively, for the same period in 2017.

Net income of $27.0 million for the six months ended June 30, 2018 increased $5.6 million, or 26.1%, from $21.4 million for the comparable 2017 period. Basic net income per share was $1.19 for the first six months of 2018, an increase of 25.3% from $0.95 for the same period of 2017. Net income per share on a diluted basis was $1.17 for the six month period ended June 30, 2018, an increase of 25.8% from 0.93 for the same period in 2017. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.75% and 16.05%, respectively, for the six months ended June 30, 2018, compared with 1.44% and 13.45%, respectively, for the same period in 2017.

Stock Yards Bancorp, inc. and subsidiary

Net Interest Income

The following tables present average balance sheets for the three and six month periods ended June 30, 2018 and 2017 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Average Balances and Interest Rates - Taxable Equivalent Basis
	Three months ended June 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$36,985	$163	1.77%	$105,786	$276	1.05%
Mortgage loans held for sale	2,975	44	5.93	4,505	53	4.72
Securities:
Taxable	358,637	1,996	2.23	400,935	1,982	1.98
Tax-exempt	42,732	288	2.70	53,899	396	2.95
FHLB stock and other securities	8,925	109	4.90	6,376	74	4.66
Loans, net of unearned income	2,523,450	29,489	4.69	2,258,710	24,447	4.34
Total earning assets	2,973,704	32,089	4.33	2,830,211	27,228	3.86
Less allowance for loan losses	24,433			24,849
	2,949,271			2,805,362
Non-earning assets:
Cash and due from banks	40,607			39,989
Premises and equipment	42,000			41,754
Accrued interest receivable and other assets	100,616			107,104
Total assets	$3,132,494			$2,994,209

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$792,193	$839	0.42%	$736,896	$391	0.21%
Savings deposits	158,561	61	0.15	148,824	54	0.15
Money market deposits	657,230	1,206	0.74	688,237	683	0.40
Time deposits	238,746	568	0.95	238,333	353	0.59
Securities sold under agreements to repurchase	61,993	33	0.21	60,336	32	0.21
Federal funds purchased and other short term borrowings	88,180	394	1.79	18,451	29	0.63
FHLB advances	48,929	229	1.88	50,543	239	1.90

Total interest bearing liabilities	2,045,832	3,330	0.65	1,941,620	1,781	0.37

Non-interest bearing liabilities:
Non-interest bearing demand deposits	701,642			683,966
Accrued interest payable and other liabilities	43,383			44,609
Total liabilities	2,790,857			2,670,195

Stockholders’ equity	341,637			324,014
Total liabilities and stockholders’ equity	$3,132,494			$2,994,209
Net interest income		$28,759			$25,447
Net interest spread			3.68%			3.49%
Net interest margin			3.88%			3.60%

Stock Yards Bancorp, inc. and subsidiary

Average Balances and Interest Rates - Taxable Equivalent Basis

	Six months ended June 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing deposits	$53,991	$431	1.61%	$85,657	$410	0.97%
Mortgage loans held for sale	2,539	79	6.27	3,729	97	5.25
Securities:
Taxable	365,935	4,024	2.22	416,022	4,024	1.95
Tax-exempt	43,558	583	2.70	54,413	798	2.96
FHLB stock and other securities	8,310	219	5.31	6,361	146	4.63
Loans, net of unearned income	2,478,305	56,590	4.60	2,268,146	48,606	4.32
Total earning assets	2,952,638	61,926	4.23	2,834,328	54,081	3.85
Less allowance for loan losses	24,746			24,615
	2,927,892			2,809,713
Non-earning assets:
Cash and due from banks	40,298			40,037
Premises and equipment	41,945			42,003
Accrued interest receivable and other assets	101,672			104,814
Total assets	$3,111,807			$2,996,567

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$804,810	$1,462	0.37%	$746,144	$658	0.18%
Savings deposits	156,594	117	0.15	146,016	68	0.09
Money market deposits	671,883	2,159	0.65	694,636	1,227	0.36
Time deposits	236,577	1,013	0.86	242,543	691	0.57
Securities sold under agreements to repurchase	66,609	67	0.20	64,379	67	0.21
Federal funds purchased and other short term borrowings	57,391	483	1.70	17,046	48	0.57
FHLB advances	49,087	464	1.91	50,704	471	1.87

Total interest bearing liabilities	2,042,951	5,765	0.57	1,961,468	3,230	0.33

Non-interest bearing liabilities:
Non-interest bearing demand deposits	685,873			672,199
Accrued interest payable and other liabilities	43,866			42,034
Total liabilities	2,772,690			2,675,701

Stockholders’ equity	339,117			320,866
Total liabilities and stockholders’ equity	$3,111,807			$2,996,567
Net interest income		$56,161			$50,851
Net interest spread			3.66%			3.52%
Net interest margin			3.84%			3.62%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 21% for 2018 and 35% for 2017. Approximate tax equivalent adjustments to interest income were $85 thousand and $203 thousand, respectively, for the three month periods ended June 30, 2018 and 2017, and $178 thousand and $400 thousand for the six month periods ended June 30, 2018 and 2017.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $17.1 million and $21.4 million, respectively, for the three month periods ended June 30, 2018 and 2017 and $17.6 million and $18.7 million, respectively, for the six month periods ended June 30, 2018 and 2017.

Fully taxable equivalent net interest income of $28.8 million for the three months ended June, 2018 increased $3.3 million, or 13.1%, from $25.4 million for the same period in 2017. Positive effects of increased average balances on loans, resulting from strong loan growth year over year, and increased interest rates on loans and investments were partially offset by the negative effect of increasing rates on deposit accounts and other funding sources. Net interest spread and net interest margin were 3.68% and 3.88%, respectively, for the second quarter of 2018 and 3.49% and 3.60%, respectively, for the second quarter of 2017. Interest expense remained under rate pressure due to rising deposit costs and increased utilization of short-term borrowings for liquidity purposes. Management expects deposit rate pressure to continue to increase over the balance of 2018. Depositors are becoming more rate sensitive, competition is increasing, and Bancorp intends to grow its deposit base to support loan growth. Raising deposits more aggressively than that of our normal account acquisition strategies will require paying higher rates for deposits. Given these circumstances positive effects of prime rate increases on loans could be offset by higher costs of deposits.

Fully taxable equivalent net interest income of $56.2 million for the six months ended June 30, 2018 increased $5.3 million, or 10.5%, from $50.8 million for the same period in 2017. Positive effects of increased average balances on loans, resulting from strong loan growth in 2018, and increased rates on other earning assets, were partially offset by the negative effect of increasing rates and average balances for all funding sources. Net interest spread and net interest margin were 3.66% and 3.84%, respectively, for the first six months of 2018 and 3.52% and 3.62%, respectively, for the first six months of 2017.

Stock Yards Bancorp, inc. and subsidiary

Average earning assets increased $143.4 million or 5.1%, to $2.97 billion for the three month period ended June 30, as compared with the same period in 2017, reflecting increases in the loan portfolio partially offset by decreases in federal funds sold and available-for-sale investments. Average interest bearing liabilities increased $104.2 million, or 5.4%, to $2.0 billion for the second quarter of 2018, as compared with the same period in 2017, primarily due to increases in the volume of interest bearing demand deposits, savings deposits, and federal funds purchased and other short term borrowings, partially offset by decreases in money market deposits. Average earning assets increased $118.3 million or 4.2%, to $2.95 billion for the first six months of 2018 as compared with 2017, reflecting increases in the loan portfolio partially offset by decreases in federal funds sold and available for sale securities. Average interest bearing liabilities increased $81.5 million, or 4.2%, to $2.0 billion for the first six months of 2018, as compared with the same period in 2017. Increases in the volume of interest bearing demand deposits, savings deposits, and federal funds purchased and other short term borrowings were partially offset by decreases in volume of money markets deposits and time deposits.

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

The June 30, 2018 simulation analysis, which shows minimal interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and decreases of 100 to 200 basis points in interest rates would have a negative effect on net interest income. If rates rise 200 bps, net interest income increases 2.11%. The relatively small increase in net interest income for the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

Net interest income % change
Increase 200 bp	2.11
Increase 100 bp	1.06
Decrease 100 bp	(0.94)
Decrease 200 bp	(7.07)

Approximately 60% of Bancorp’s loan portfolio has fixed rates and 40% of its loan portfolio is priced at variable rates. With the Prime rate currently at 5.00%, virtually all of Bancorp’s variable rate loans now have interest rates at or above their floors. This effect is captured in the simulation analysis above. New and renewed fixed-rate loan pricing is subject to competitive conditions and prevailing interest rates. Fixed-rate loan pricing is generally indexed to the five-year treasury rate, and as the yield curve continues to flatten, fixed-rate loans may not provide a significant lift in yields.

Stock Yards Bancorp, inc. and subsidiary

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects the results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. The provision for the first six months of 2018, and the resulting allowance level, reflected a number of factors, including application of qualitative considerations resulting from exceptional loan growth. Consistent with Bancorp’s methodology, the historical look-back period was extended from 28 to 32 quarters in the first quarter of 2018 in order to capture the effects of a full economic cycle. This expansion of the look-back period was applied to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio.    By extending the look-back period to 32 quarters to capture historical loss data for a full economic cycle, the allowance level increased approximately $1.3 million compared with a 28 quarter look-back period as of March 31, 2018.

Bancorp recorded loan loss provision of $1.2 million and $2.0 million for the three and six month periods ended June 30, 2018, respectively, as compared with $600 thousand and $1.5 million for the same periods in 2017. The increases corresponded with significant loan growth experienced in the first six months of 2018 and other qualitative considerations. Key indicators of loan quality remained consistent with prior years. Bancorp considers the present asset quality metrics to be strong; however, recognizing the cyclical nature of the lending business, this trend is expected to normalize over the long term. Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, decreased to $7.4 million at June 30, 2018 from $9.3 million at June 30, 2017.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at June 30, 2018 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Stock Yards Bancorp, inc. and subsidiary

An analysis of the changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2018 and 2017 follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Balance at the beginning of the period	$24,203	$24,481	$24,885	$24,007
Provision for loan losses	1,235	600	1,970	1,500
Loan charge-offs, net of recoveries	(565)	34	(1,982)	(392)
Balance at the end of the period	$24,873	$25,115	$24,873	$25,115
Average loans, net of unearned income	$2,523,450	$2,280,122	$2,478,305	$2,286,795
Provision for loan losses to average loans (1)	0.05%	0.03%	0.08%	0.07%
Net loan charge-offs to average loans (1)	0.02%	0.00%	0.08%	0.02%
Allowance for loan losses to average loans	0.99%	1.10%	1.00%	1.10%
Allowance for loan losses to period-end loans	0.96%	1.09%	0.96%	1.09%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. The increases in net loan charge-offs during 2018 over comparable 2017 periods were attributed primarily to one commercial relationship charged down to its net realizable value. The decline in the allowance in the first six months of 2018 was mainly due to loan growth and the commercial loan charge-off that had been previously reserved, and remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

An analysis of net charge-offs by loan category for the three and six month periods ended June 30, 2018 and 2017 follows:

(In thousands)	Three months		Six months
	ended June 30,		ended June 30,
Net loan charge-offs (recoveries)	2018	2017	2018	2017

Commercial and industrial	$528	$(43)	$1,927	$362
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-
Real estate mortgage - commercial investment	-	(34)	(2)	(35)
Real estate mortgage - owner occupied commercial	-	-	-	-
Real estate mortgage - 1-4 family residential	-	(3)	-	(4)
Home equity	(2)	-	(4)	9
Consumer	39	46	61	60
Total net loan charge-offs	$565	$(34)	$1,982	$392

Stock Yards Bancorp, inc. and subsidiary

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and six month periods ended June 30, 2018 and 2017.

	Three months			Six months
	ended June 30,			ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change

Non-interest income:
Wealth management and trust services	$5,344	$5,153	3.7%	$10,844	$10,247	5.8%
Deposit service charges	1,447	1,516	(4.6)	2,858	3,015	(5.2)
Debit and credit cards	1,689	1,514	11.6	3,197	2,920	9.5
Treasury management	1,113	1,082	2.9	2,160	2,104	2.7
Mortgage banking	746	897	(16.8)	1,322	1,599	(17.3)
Net investment product sales commissions and fees	397	357	11.2	801	743	7.8
Bank owned life insurance	191	556	(65.6)	378	760	(50.3)
Other	508	450	12.9	784	759	3.3
Total non-interest income	$11,435	$11,525	(0.8%)	$22,344	$22,147	0.9%

Non-interest expenses:
Compensation	$11,703	$10,566	10.8%	$22,673	$21,235	6.8%
Employee benefits	2,512	2,282	10.1	$5,145	5,024	2.4
Net occupancy and equipment	1,811	1,782	1.6	3,629	3,689	(1.6)
Technology and communication	2,264	2,120	6.8	4,460	3,968	12.4
Marketing and business development	805	687	17.2	1,451	1,132	28.2
Postage, printing, and supplies	400	382	4.7	791	753	5.0
Legal and professional	504	642	(21.5)	997	1,071	(6.9)
FDIC insurance	238	244	(2.5)	480	474	1.3
Amortization/impairment of investment in tax credit partnerships	58	615	(90.6)	58	1,231	(95.3)
Capital and deposit based taxes	862	766	12.5	1,714	1,530	12.0
Other	979	1,123	(12.8)	1,765	2,097	(15.8)
Total non-interest expenses	$22,136	$21,209	4.4%	$43,163	$42,204	2.3%

Stock Yards Bancorp, inc. and subsidiary

Non-interest income

The largest component of non-interest income is wealth management and trust revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.85 billion at June 30, 2018, a 7.9% increase compared with $2.64 billion at June 30, 2017. Assets under management are stated at market value and the 2018 increase was the result of both a rising stock market year over year and a continuance of new clients added. WM&T revenue, which constitutes an average of 49% of non-interest income, increased $191 thousand, or 3.7%, and $597 thousand, or 5.8%, for the three and six month periods ended June 30, 2018 respectively, compared with the same periods in 2017. Recurring fees, which generally comprise over 98% of the WM&T revenue, increased $162 thousand, or 3.2%, and $586 thousand or 5.8% for the respective three and six month periods ended June 30, 2018, as compared with the same periods in 2017. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are typically assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of assets under management. Total non-recurring fees increased $42 thousand and $11 thousand for the three and six month periods ended June 30, 2018, respectively, as compared with the same periods in 2017. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the WM&T department will deliver growth in 2018, but increased market volatility could affect short-term results.

The following table provides information regarding assets under management (AUM) by WM&T as of June 30, 2018 and 2017. This table demonstrates that:

•     Approximately 80% of AUM are actively managed.

•     Non-managed employee benefit plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of managed assets are in personal trust, agency, and investment advisory accounts.

Assets Under Management by Account Type	June 30, 2018		June 30, 2017
	Assets		Assets
(In thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)

Personal trust accounts	$561,701	$80,723	$546,758	$96,142
Personal individual retirement acounts	360,046	1,802	325,186	7,019
Corporate retirement accounts	49,548	394,067	53,511	364,288
Investment advisory accounts	1,118,499	18,121	952,783	20,787
Foundation and endowment accounts	196,268	-	212,553	-

Total fiduciary accounts	$2,286,062	$494,713	$2,090,791	$488,236
Custody and safekeeping accounts	-	70,875	-	63,658

Totals	$2,286,062	$565,588	$2,090,791	$551,894
Total managed and non-managed assets	$2,851,650		$2,642,685

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

Stock Yards Bancorp, inc. and subsidiary

The table below presents data regarding WM&T managed assets by class of investment for the periods ending June 30, 2018 and 2017. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of managed assets is divided approximately 62% in equities and 38% in fixed income securities, and this composition is relatively consistent from year to year, and
•	The bank has no proprietary mutual funds.

Managed Assets by Class of Investment
	As of June 30,
(In thousands)	2018	2017

Interest bearing deposits	$95,387	$117,437
US Treasury and government agency obligations	47,574	38,001
State, county and municipal obligations	140,372	134,091
Money market mutual funds	7,670	8,496
Equity mutual funds	580,199	509,785
Other mutual funds - fixed, balanced, and municipal	302,400	308,493
Other notes and bonds	142,123	110,333
Common and preferred stocks	844,004	766,796
Real estate mortgages	361	378
Real estate	51,124	43,974
Other miscellaneous assets (1)	74,848	53,007

Total managed assets	$2,286,062	$2,090,791

(1) Includes rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the three and six-month periods ended June 30, 2018 and 2017. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Fiduciary and Related Services Income
	Three months ended		Six months ended
	June 30,		June 30
(In thousands)	2018	2017	2018	2017

Personal trust accounts	$1,864	$1,889	$3,782	$3,832
Personal individual retirement accounts	869	807	1,742	1,594
Corporate retirement accounts	361	389	740	788
Investment advisory accounts	2,070	1,828	4,149	3,576
Foundation and endowment accounts	134	133	285	265
Custody and safekeeping acounts	30	47	86	83
Brokerage and insurance services	7	10	30	19
Other	9	50	30	90

Total	$5,344	$5,153	$10,844	$10,247

Stock Yards Bancorp, inc. and subsidiary

Deposit service charges decreased $69 thousand, or 4.6%, and $157 thousand or 5.2% for the first three and six month periods of 2018, respectively, as compared with the same periods in 2017. Service charge income is driven by transaction volume, which can fluctuate throughout the year. Both the quarterly and year-to-date variances reflect declines in fees earned on overdrawn checking accounts, which decreased by $42 thousand and $98 thousand for the respective three and six month periods ended June 30, 2018. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions.

Debit and credit card revenue increased $175 thousand, or 11.6%, and $277 thousand, or 9.5% for the respective three and six month periods ended June 30 2018, as compared with the same periods in 2017. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. The increase in second quarter and year-to-date revenues primarily reflected increased volume resulting from commercial credit cards, as this product is still in its early development at the Company. Commercial credit card income increased $87 thousand or 32.8% and $156 thousand or 29.9% for the respective three and six month periods ended June 30, 2018, compared with the same periods of 2017. Volume, which is dependent upon customer behavior and new accounts, is expected to continue to increase. In contrast, interchange income is based on rates set by service providers in a competitive market. Debit card interchange income increased $88 thousand or 7.1%, and $121 thousand or 5.1% for the three and six months periods ended June 30, 2018, respectively, as compared with the same periods of 2017. Bancorp expects a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in accounts is anticipated to offset the decline in rates.

Treasury management revenue primarily consists of fees earned for cash management services provided to commercial customers. Treasury management fee income increased as a result of higher volumes $31 thousand, or 2.9%, and $56 thousand or 2.7% for the three and six month periods ended June 30, 2018, respectively, as compared with the same periods in 2017. This category has been a growing source of revenue for Bancorp. Bancorp continues to expect growth in this income category in 2018 based upon continued penetration into its large commercial customer base as more existing customers take advantage of offered services.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $151 thousand, or 16.8%, and $277 thousand or 17.3% for the respective three and six month periods ended June 30, 2018, as compared with the same periods in 2017, primarily due to lower transaction volume. Rising interest rates in 2018 resulted in a slowing of refinancing activity, which affected both the quarterly and year-to-date results.

Stock Yards Bancorp, inc. and subsidiary

Investment product sales commissions and fees net of variable costs increased $40 thousand, or 11.2%, and $58 thousand, or 7.8%, respectively, for the three and six month periods ended June 30, 2018, as compared with the same periods in 2017. The increases in both periods correspond primarily to overall brokerage volume. Investment product sales commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Income related to bank-owned life insurance (BOLI) decreased $365 thousand or 65.6%, and $382 thousand or 50.3%, respectively, for the three and six months periods ended June 30, 2018, as compared with the same periods in 2017, primarily as a result of receiving death benefit proceeds of $348 thousand in the second quarter of 2017. Decreasing crediting rates received on investments also resulted in reduced revenue in both the three and six month comparisons. BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income increased $58 thousand, or 12.9%, and $25 thousand or 3.3% for the three and six month periods ended June 30, 2018, respectively, as compared with the same periods in 2017. Death benefit proceeds of $113 thousand received in the second quarter of 2018 from a non-BOLI policy resulted in positive variances for both the three and six month comparisons. This category includes a variety of other income sources, none of which resulted in individually significant variances.

Non-interest expenses

Compensation, which includes salaries, incentives, bonuses, and share based compensation, increased $1.1 million, or 10.8%, and $1.4 million or 6.8% for the first three and six months periods of 2018, respectively, as compared with the same periods in 2017. The increase in both the three month and six month period comparisons reflected higher salary as well as increased production and performance based compensation, including stock compensation. At June 30, 2018, Bancorp had 581 full-time equivalent employees compared with 585 at June 30, 2017.

Employee benefits consists of all personnel related expense not included in compensation, with the two most significant items being health insurance and payroll taxes. Employee benefits increased $230 thousand or 10.1%, and $121 or 2.4% for the respective three and six month periods ended June 30, 2018, as compared with the same periods in 2017. Health insurance expense increased $176 thousand and $102 thousand in the respective three and six month period comparisons. Bancorp is self-insured, and health insurance costs fluctuate based on levels of claims. Bancorp’s 401K match contribution expense increased $48 thousand and $92 thousand in the respective three and six month periods ended June 30, 2018, reflecting a growing employee base, higher salaries and levels of participation.

Stock Yards Bancorp, inc. and subsidiary

Net occupancy and equipment expense increased $29 thousand, or 1.6% in the second quarter, while decreasing $60 thousand or 1.6%, for the six month period ended June 30, 2018, respectively, as compared with the same periods in 2017. The increase in second quarter expense was due primarily to higher rent of and increased real property taxes. The decrease in the first six months of 2018 was due to lower year-to-date rent of $127 thousand partially offset by increased real property taxes and higher personal property taxes thousand. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Technology and communications expense increased $144 thousand, or 6.8%, and $492 thousand or 12.4%, in the first three and six month periods of 2018, respectively, as compared with the same periods in 2017. The increases were partially a result of increases in computer infrastructure upgrade and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources. Technology related licensing and maintenance agreements increased $85 thousand in the second quarter of 2018 and $222 thousand in the six month period compared with the same time periods in 2017. Debit and credit card expenses increased $90 thousand and $155 thousand in the respective three and six month periods ended June 30, 2018, respectively, as compared with the same periods in 2017, largely as a result of increased transaction volume, particularly with the growing commercial credit card portfolio.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers and acquiring new business. These expenses increased $118 thousand or 17.2%, and $319 thousand, or 28.2%, in the respective three and six month periods ending June 30, 2018 as compared with the same periods of 2017, due largely to a procedural change that led to timing differences in recognizing community donation expenses. Donations were $38 thousand and $202 thousand higher for the respective three and six month periods ended June 30, 2018, as compared with the same periods in 2017. Advertising expenses increased $59 thousand and $60 thousand for the respective three and six month periods, primarily due to costs associated with deposit gathering campaigns implemented in the second quarter of 2018.

Postage, printing and supplies expenses increased $18 thousand or 4.7%, and $38 thousand, or 5.0%, in the three and six month periods ended June 30, 2018, respectively, as compared with the same periods in 2017. Expenses related to other mail and messenger services were $16 thousand and $18 thousand higher in the respective three and six month periods. Postage expense was reduced in 2017 by a recovery of previously charged expense.

Legal and professional fees decreased $138 thousand, or 21.5%, and $74 thousand or 6.9%, in the respective three and six month periods ending June 30, 2018, as compared with the same periods in 2017. Legal fees decreased $170 thousand and $136 thousand in the respective three and six month periods due to fluctuations associated with the normal course of business. Professional and consulting fees increased $32 thousand and $62 thousand for the respective three and six month periods due to increased fees associated with first quarter audit work and tax preparation.

FDIC insurance expense decreased $6 thousand, or 2.5% for the second quarter of 2018, while increasing $6 thousand, or 1.3, for the first six months of 2018, as compared with the same periods in 2017. The assessment is calculated by the FDIC, and the increase in expense is directly related to growth in Bancorp’s balance sheet.

Amortization/impairment of investments in tax credit partnerships decreased $557 thousand, or 90.6%, and $1,173, or 95.3%, for the three and six month periods ended June 30, 2018, respectively, as compared with the same periods of 2017.  This expense reflects amortization/impairment of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization/impairment. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. See the Income Taxes section below for details on amortization/impairment and income tax impact for these credits.

Stock Yards Bancorp, inc. and subsidiary

Other non-interest expenses decreased $144 thousand or 12.8%, and $332, or 15.8%, for the respective three and six month periods ended June 30, 2018, as compared with the same periods in 2017. For the three month period ended June 30, reduced losses on other repossessed assets of $63 thousand, decreased losses on bad checks and debit cards of $40 thousand, and reduced MSR amortization of $37 thousand primarily resulted in the overall expense reduction. For the six month period ended June 30, 2018, reduced losses on other repossessed assets of $173 thousand, decreased losses on bad checks and debit cards of $122 thousand, and reduced MSR amortization of $74 thousand drove the overall expense reduction.

Income Taxes

Income tax expense decreased $1.2 million, or 27.5%, and $1.3 million, or 17.2%, for the second quarter and the first six months of 2018, respectively, as compared with the same periods of 2017.  The effective rate for the three and six month periods ended June 30, 2018 was 18.9% and 18.7%, respectively, as compared with 29.1% and 26.0%, respectively, for the same periods in 2017.  The decrease in the effective tax rate from 2017 to 2018 was due to the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2018.  The 2017 effective tax rate was significantly decreased by the positive effects of stock-based compensation and federal income tax credits.  Bancorp invests in certain partnerships that yield federal income tax credits. These tax credits provided a greater reduction of 2017 tax expense and effective tax rate than 2018. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

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

Balance Sheet

Total assets increased to $3.3 billion as of June 30, 2018 compared with $3.2 billion at December 31, 2017. In the first six months of 2018 an increase in loans was offset by decreased cash held and invested short term as those funds were used to fund loan growth. Loans increased $168 million, or 7.0%, with the organic loan production and net growth occurring across all markets and in most loan categories. Loan growth reflected ongoing expansion in key lending categories such as commercial and industrial lending and commercial real estate lending. Bancorp has remained well under regulatory guidelines for commercial real estate. Securities available-for-sale increased only by $46 thousand over the first six months of 2018. The increase was net of market value changes in the portfolio with unrealized losses at June 30, 2018 of $9.2 million as compared with unrealized losses of $2.9 million at December 31, 2017. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $200 million at June 30, 2018 and $150 million at December 31, 2017, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. Funds from other maturing available-for-sale investments were used to fund loan growth. Federal Home Loan Bank stock increased $2.7 million or 35.6% to facilitate additional borrowing activity.

Stock Yards Bancorp, inc. and subsidiary

Total liabilities increased $73 million to $2.98 billion as of June 30, 2018, compared with $2.91 billion at December 31, 2017. Total deposits decreased $37.8 million or 1.5%, with increases in non-interest bearing deposit accounts, $41.3 million or 6.1%.; savings accounts, $6.4 million, or 4.2%; and time deposits, $15.6 million or 6.6%. Interest bearing demand deposit accounts decreased $52.0 million, or 6.2%, as did money market deposit accounts, $49.2 million, or 7.2%. Securities sold under agreements to repurchase decreased $11.7 million, or 16.6%, due to normal cyclical activity. Federal funds purchased and other short-term borrowing increased $125.1 million, or 77.5%, period to period. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities decreased $2.9 million or 6.3% largely due to a decrease in taxes payable.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	June 30, 2018	December 31, 2017

Commercial and industrial	$855,015	$779,014
Construction and development, excluding undeveloped land	216,068	195,912
Undeveloped land (1)	22,156	18,988
Real estate mortgage:
Commercial investment	622,777	594,902
Owner occupied commercial	420,999	398,685
1-4 family residential	277,735	262,110
Home equity - first lien	53,257	57,110
Home equity - junior lien	66,323	63,981
Subtotal: real estate mortgage	1,441,091	1,376,788
Consumer	43,630	38,868

Total loans	$2,577,960	$2,409,570

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At June 30, 2018 and December 31, 2017, the total participated portions of loans of this nature were $16.6 million and $18.2 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the June 30, 2018 allowance for loan losses reflected a number of factors, primarily qualitative considerations, loan growth, and expansion of the historical look-back period from 28 quarters to 32 quarters. This expansion of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were consistently capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of June 30, 2018 the allowance for loan loss was $24.9 million, virtually even with the December 31, 2017 balance of $24.9 million. For the comparative periods, the allowance as a percent of average loans was 1.00% and 1.07%, respectively. The allowance as a percent of period end loans, as of each period end, 0.96% and 1.03%, respectively. The decline in the first six months of 2018 was mainly due to loan growth and charge-offs that had been previously reserved, and remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017

Non-accrual loans (1)	$6,422	$6,511
Troubled debt restructuring	817	869
Loans past due 90 days or more and still accruing	134	2

Non-performing loans	7,373	7,382

Foreclosed real estate	360	2,640

Non-performing assets	$7,733	$10,022

Non-performing loans as a percentage of total loans	0.29%	0.31%
Non-performing assets as a percentage of total assets	0.23%	0.31%

Two lending relationship totaling $4.3 million combined, account for 67% of total non-accrual loans as of June 30, 2018. In total, non-performing assets as of June 30, 2018 were comprised of 30 non-accrual loans, ranging in amount from $5 thousand to $1.3 million, four accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at June 30, 2018 included raw land and a commercial building lot.

(1)	No TDRs previously accruing were moved to non-accrual during the three or six month periods ending June 30, 2018. No TDRs were on non-accrual as of June 30, 2018 or December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type

(In thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$1,646	$321
Construction and development, excluding undeveloped land	380	664
Undeveloped land	474	474

Real estate mortgage
Real estate mortgage - commercial investment	-	52
Real estate mortgage - owner occupied commercial	2,809	3,332
Real estate mortgage - 1-4 family residential	1,108	1,637
Home equity	5	31
Subtotal: Real estate mortgage	3,922	5,052
Consumer loans	-	-
Total loans	$6,422	$6,511

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $10.9 million at June 30, 2018. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $574.6 million at June 30, 2018. The portfolio includes maturities of approximately $221.8 million over the next twelve months, including $200 million of short-term securities which matured in July 2018. Combined with federal funds sold and interest bearing deposits, these offer resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At June 30, 2018, total investment securities pledged for these purposes comprised 57% of the available-for-sale investment portfolio, leaving $248.4 million of unpledged securities.

Stock Yards Bancorp, inc. and subsidiary

Bancorp has a large base of core deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000. At June 30, 2018, such deposits totaled $2.5 billion and represented 98% of Bancorp’s total deposits, as compared with $2.6 billion, or 99% of total deposits at December 31, 2017.  Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity.  However, many of Bancorp’s customers’ deposit account balances are historically high.  As market conditions continue to improve, these balances may decrease, putting some strain on Bancorp’s liquidity position.  To offset tightening liquidity resulting from loan growth experienced by Bancorp the past four quarters, the Company has begun to add liquidity to the balance sheet by implementing a deposit gathering campaign targeting CD growth within Bancorp’s markets.  Bancorp has also begun adding brokered deposits as a secondary source of funding.  Bancorp had $4.8 million brokered deposits as of June 30, 2018, compared with no brokered deposits as of December 31, 2017.

Included in the total deposit balances at June 30, 2018 is $163.2 million of public funds deposits generally comprised of operating accounts from local government agencies and public school districts in our markets, as opposed to seasonal, more volatile deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreement to repurchase. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. At June 30, 2018, available credit from the FHLB totaled $205.8 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105 million at June 30, 2018. Bancorp also is eligible to borrow from the Federal Reserve Bank of St. Louis based upon value of posted collateral.

At June 30, 2018, Bancorp had a total of $275 million of outstanding cash management advances from the FHLB, including a $200 million advance which matured in the first week of July 2018 and was used to manage Bancorp’s overall cash position. Additionally, Bancorp began using additional cash management advances totaling $75 million with weekly maturities during the second quarter to meet short term liquidity needs and supplement the deposit gathering strategy. These additional advances will be added to or reduced as needed to meet short term liquidity needs. Due to the short terms of the advances, they were recorded on the consolidated balance sheet within federal funds purchased and other short-term borrowings.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At June 30, 2018, the Bank could pay up to $65.0 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At June 30, 2018, stockholders’ equity totaled $345.5 million, an increase of $11.9 million since December 31, 2017. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2017. One component of equity is accumulated other comprehensive loss which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $7.0 million at June 30, 2018 compared with a loss of $1.9 million on December 31, 2017. The $5.1 million fluctuation is primarily a reflection of the effect of the changing interest rate environment during the first six months of 2018 on the valuation of Bancorp’s portfolio of securities available-for-sale.   Bancorp adopted ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018. Accordingly, stranded items in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 totaling $506 thousand were reclassified into retained earnings.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017

Total risk-based capital (1)
Consolidated	13.06%	13.52%
Bank	12.70	13.07

Common equity tier 1 risk-based capital (1)
Consolidated	12.18	12.57
Bank	11.82	12.12

Tier 1 risk-based capital (1)
Consolidated	12.18	12.57
Bank	11.82	12.12

Leverage (2)
Consolidated	11.19	10.70
Bank	10.85	10.32

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

Stock Yards Bancorp, inc. and subsidiary

As of June 30, 2018, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

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

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(In thousands, except per share data)	June 30, 2018	December 31, 2017

Total equity	$345,515	$333,644
Less core deposit intangible	(1,139)	(1,225)
Less goodwill	(682)	(682)
Tangible common equity	$343,694	$331,737

Total assets	$3,323,840	$3,239,646
Less core deposit intangible	(1,139)	(1,225)
Less goodwill	(682)	(682)
Total tangible assets	$3,322,019	$3,237,739

Total shareholders' equity to total assets	10.40%	10.30%
Tangible common equity ratio	10.35	10.25

Number of outstanding shares	22,746	22,679

Book value per share	$15.19	$14.71
Tangible common equity per share	15.11	14.63

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended		Six months ended
	June 30,		June 30
(Amounts in thousands)	2018	2017	2018	2017
Non-interest expense	$22,136	$21,209	$43,163	$42,204

Net interest income (tax-equivalent)	28,759	25,447	56,161	50,851
Non-interest income	11,435	11,525	22,344	22,147
Total revenue	$40,194	$36,972	$78,505	$72,998

Efficiency ratio	55.1%	57.4%	55.0%	57.8%

(amounts in thousands)	2018	2017	2018	2017
Non-interest expense	$22,136	$21,209	$43,163	$42,204
Less: amortization of investments in tax credit partnerships	(58)	(615)	(58)	(1,231)
Adjusted non-interest expense	22,078	20,594	43,105	40,973

Net interest income (tax-equivalent)	28,759	25,447	56,161	50,851
Non-interest income	11,435	11,525	22,344	22,147
Total revenue	$40,194	$36,972	$78,505	$72,998

Adjusted efficiency ratio	54.9%	55.7%	54.9%	56.1%

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

Changes in Internal Control over Financial Reporting

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended June 30, 2018 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Stock Yards Bancorp, inc. and subsidiary

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2018.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Apr 1 - Apr 30	1,607	$39.90	—	—
May 1 - May 31	1,753	38.42	—	—
June 1 - June 30	10,523	39.94	—	—

Total	13,883	$39.74	—	—

(1)     Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

Item 6.      Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by David P. Heintzman
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis
32	Certifications pursuant to 18 U.S.C. Section 1350

101	The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2018 Quarterly Report on Form 10-Q, filed on August __, 2018, formatted in eXtensible Business Reporting Language (XBRL):

(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Stock Yards Bancorp, inc. and subsidiary

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.

Date: August 3, 2018	By:	/s/ David P. Heintzman David P. Heintzman, Chairman and Chief Executive Officer

Date: August 3, 2018	By:	/s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer