Form 10-Q
period 2018-09-30
Stock Yards Bancorp, Inc.
filed 2018-11-02
CIK 835324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

Yes     ☑               No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                Yes ☑               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes     ☐               No     ☑

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 26, 2018 was 22,745,294.

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

Item 1. Financial Statements

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2018 (unaudited) and December 31, 2017
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$66,029	$41,982
Federal funds sold and interest bearing due from banks	54,451	97,266
Cash and cash equivalents	120,480	139,248
Mortgage loans held-for-sale	2,533	2,964
Securities available-for-sale (amortized cost of $561,365 in 2018 and $577,406 in 2017)	550,091	574,524
Federal Home Loan Bank stock	10,370	7,646
Loans	2,534,483	2,409,570
Less allowance for loan losses	25,222	24,885
Net loans	2,509,261	2,384,685

Premises and equipment, net	43,621	41,655
Bank owned life insurance	32,613	32,049
Accrued interest receivable	8,943	8,369
Other assets	46,885	48,506
Total assets	$3,324,797	$3,239,646

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$705,386	$674,697
Interest bearing	1,892,652	1,903,598
Total deposits	2,598,038	2,578,295

Securities sold under agreements to repurchase	53,883	70,473
Federal funds purchased and other short-term borrowings	231,344	161,352
Federal Home Loan Bank advances	48,500	49,458
Accrued interest payable	681	232
Other liabilities	39,371	46,192
Total liabilities	2,971,817	2,906,002

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outsanding	-	-
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,745,709 and 22,679,362 shares in 2018 and 2017, respectively	36,678	36,457
Additional paid-in capital	35,598	31,924
Retained earnings	289,340	267,193
Accumulated other comprehensive loss	(8,636)	(1,930)
Total stockholders’ equity	352,980	333,644
Total liabilities and stockholders’ equity	$3,324,797	$3,239,646

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the three and nine months ended September 30, 2018 and 2017
(In thousands, except per share data)

	For three months ended		For nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans	$30,359	$25,410	$86,877	$73,856
Federal funds sold and interest bearing deposits	373	388	804	798
Mortgage loans held for sale	42	48	121	145
Securities
Taxable	2,055	2,003	6,298	6,173
Tax-exempt	192	271	669	829
Total Interest income	33,021	28,120	94,769	81,801
Interest expense
Deposits	3,972	1,593	8,723	4,237
Securities sold under agreements to repurchase and other short-term borrowings	300	110	850	225
Long term debt	228	244	692	715
Total interest expense	4,500	1,947	10,265	5,177
Net interest income	28,521	26,173	84,504	76,624
Provision for loan losses	735	150	2,705	1,650
Net interest income after provision for loan losses	27,786	26,023	81,799	74,974
Non-interest income
Wealth management and trust services	5,380	5,025	16,224	15,272
Deposit service charges	1,482	1,568	4,340	4,583
Debit and credit cards	1,759	1,492	4,956	4,412
Treasury management	1,151	1,083	3,311	3,187
Mortgage banking	712	781	2,034	2,380
Gain on call of securities	-	31	-	31
Net investment product sales commissions and fees	444	404	1,245	1,147
Bank owned life insurance	186	204	564	964
Other	312	357	1,096	1,116
Total non-interest income	11,426	10,945	33,770	33,092
Non-interest expenses
Compensation	11,607	10,614	34,280	31,849
Employee benefits	2,501	2,368	7,646	7,392
Net occupancy and equipment	1,914	1,937	5,543	5,626
Technology and communication	2,183	1,905	6,643	5,873
Marketing and business development	740	611	2,191	1,743
Postage, printing and supplies	370	355	1,161	1,108
Legal and professional	501	571	1,498	1,642
FDIC insurance	238	242	718	716
Amortization/impairment of investments in tax credit partnerships	-	616	58	1,847
Capital and deposit based taxes	738	732	2,452	2,262
Other	989	1,217	2,754	3,314
Total non-interest expense	21,781	21,168	64,944	63,372
Income before income taxes	17,431	15,800	50,625	44,694
Income tax expense	3,555	4,096	9,766	11,597
Net income	$13,876	$11,704	$40,859	$33,097
Net income per share
Basic	$0.61	$0.52	$1.81	$1.47
Diluted	$0.60	$0.51	$1.78	$1.44
Average common shares
Basic	22,636	22,542	22,613	22,524
Diluted	22,968	22,964	22,956	22,984

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2018 and 2017
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$13,876	$11,704	$40,859	$33,097
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized (losses) gains arising during the period , net of tax of ($436), $29, ($1,763), and $512, respectively	(1,632)	56	(6,629)	950
Reclassification adjustment for securities gains realized in income (net of tax of $0, $(11), $0, and $(11), respectively)	-	(20)	-	(20)
Unrealized losses on hedging instruments:
Unrealized gains arising during the period, net of tax of $11, $23, $114, and $21, respectively	40	43	429	38
Other comprehensive income (loss), net of tax	(1,592)	79	(6,200)	968
Comprehensive income	$12,284	$11,783	$34,659	$34,065

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the nine months ended September 30, 2018 and 2017
(In thousands, except per share data)

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
	shares	Amount	capital	earnings	(loss)	Total

Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872
Net income	-	-	-	33,097	-	33,097

Other comprehensive income, net of tax	-	-	-	-	968	968

Stock compensation expense	-	-	2,012	-	-	2,012

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	59	198	2,142	(4,669)	-	(2,329)

Cash dividends, $0.59 per share	-	-	-	(13,365)	-	(13,365)

Shares cancelled	(7)	(24)	(155)	179	-	-

Balance September 30, 2017	22,669	$36,424	$30,681	$267,681	$(531)	$334,255

Balance December 31, 2017	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644
Net income	-	-	-	40,859	-	40,859

Other comprehensive loss, net of tax	-	-	-	-	(6,200)	(6,200)

Reclassification adjustment under Accounting Standard Update 2018-02				506	(506)	-

Stock compensation expense	-	-	2,923	-	-	2,923

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	71	236	879	(3,224)	-	(2,109)

Cash dividends, $0.71 per share	-	-	-	(16,137)	-	(16,137)

Shares cancelled	(4)	(15)	(128)	143	-	-

Balance September 30, 2018	22,746	$36,678	$35,598	$289,340	$(8,636)	$352,980

See accompanying notes to unaudited consolidated financial statements.

STOCK YARDS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2018 and 2017
(In thousands)

	2018	2017
Operating activities:
Net income	$40,859	$33,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,705	1,650
Depreciation, amortization and accretion, net	3,956	6,848
Deferred income tax credit	(490)	(1,811)
Gain on call of securities available for sale	-	(31)
Gain on sales of mortgage loans held for sale	(1,182)	(1,453)
Origination of mortgage loans held for sale	(58,963)	(74,857)
Proceeds from sale of mortgage loans held for sale	60,576	74,064
Bank owned life insurance income	(564)	(964)
Loss on the disposal of premises and equipment	8	-
Gain on the sale of foreclosed assets	(109)	(39)
Stock compensation expense	2,923	2,012
Excess tax benefits from stock-based compensation arrangements	(527)	(1,353)
Decrease (increase) in accrued interest receivable and other assets	2,395	(5,651)
(Decrease) Increase in accrued interest payable and other liabilities	(5,878)	18,062
Net cash provided by operating activities	45,709	49,574
Investing activities:
Purchases of securities available-for-sale	(599,830)	(422,190)
Proceeds from maturities of securities available for sale	614,926	420,179
Purchase of Federal Home Loan Bank stock	(2,724)	(1,319)
Net increase in loans	(128,996)	(30,454)
Purchases of premises and equipment	(4,917)	(1,733)
Proceeds from disposal of premises and equipment	230	-
Proceeds from mortality benefit of bank owned life insurance	-	970
Proceeds from sale of foreclosed assets	2,860	2,432
Net cash used in investing activities	(118,451)	(32,115)
Financing activities:
Net increase (decrease) in deposits	19,743	(38,582)
Net increase in securities sold under agreements to repurchase and federal funds purchased	53,402	118,855
Proceeds from Federal Home Loan Bank advances	90,000	90,000
Repayments of Federal Home Loan Bank advances	(90,958)	(90,965)
Repurchase common stock for performing stock units	(154)	(216)
Common stock repurchases of restricted shares surrendered for taxes	(1,955)	(2,113)
Cash dividends paid	(16,104)	(13,333)
Net cash provided by financing activities	53,974	63,646
Net (decrease) increase in cash and cash equivalents	(18,768)	81,105
Cash and cash equivalents at beginning of period	139,248	47,973
Cash and cash equivalents at end of period	$120,480	$129,078
Supplemental cash flow information:
Income tax payments	$5,512	$11,063
Cash paid for interest	9,816	5,109
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$1,715	$-

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

The unaudited consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”). Significant inter-company transactions and accounts have been eliminated in consolidation. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of available-for-sale securities, other real estate owned and income tax assets, and estimated liabilities and expense.

A description of other significant accounting policies is presented in the notes to Consolidated Financial Statements for the year ended December 31, 2017 included in Stock Yards Bancorp, Inc.’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Interim results for the nine month period ended September 30, 2018 are not necessarily indicative of the results for the entire year.

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

Bancorp’s allowance calculation includes allocations to loan portfolio segments at September 30, 2018 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance for loan and lease losses. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(2)	Securities

The amortized cost, unrealized gains and losses, and fair value of securities available-for-sale follows:

(In thousands)	Amortized	Unrealized		Fair
September 30, 2018	cost	Gains	Losses	value

Government sponsored enterprise obligations	$388,488	$-	$(5,366)	$383,122
Mortgage-backed securities - government agencies	141,239	95	(5,813)	135,521
Obligations of states and political subdivisions	31,638	116	(306)	31,448

Total securities available for sale	$561,365	$211	$(11,485)	$550,091

December 31, 2017
U.S. Treasury and other U.S. Government obligations	$149,996	$-	$(12)	$149,984
Government sponsored enterprise obligations	214,852	474	(1,482)	213,844
Mortgage-backed securities - government agencies	163,571	383	(2,447)	161,507
Obligations of states and political subdivisions	48,987	365	(163)	49,189

Total securities available for sale	$577,406	$1,222	$(4,104)	$574,524

There were no securities classified as held-to-maturity as of September 30, 2018 or December 31, 2017.

Bancorp sold no securities during the three or nine month periods ending September 30, 2018 or 2017. One security was called prior to maturity in the third quarter of 2017 resulting in the receipt of a pre-payment penalty. The penalty income was classified as a realized gain on the call of available-for-sale securities.

Stock Yards Bancorp, inc. and subsidiary

A summary of the available-for-sale investment securities by contractual maturity groupings as of September 30, 2018 is shown below.

(In thousands)	Amortized	Fair
Securities available-for-sale	cost	value

Due within 1 year	$221,032	$220,981
Due after 1 but within 5 years	86,055	84,200
Due after 5 but within 10 years	8,077	7,766
Due after 10 years	104,962	101,623
Mortgage-backed securities – government agencies	141,239	135,521

Total securities available-for-sale	$561,365	$550,091

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

Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of uninsured portions of wealth management and trust accounts, and securities sold under agreements to repurchase. The carrying value of these pledged securities was approximately $309.6 million at September 30, 2018 and $384.7 million at December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

Securities with unrealized losses at September 30, 2018 and December 31, 2017, not recognized in the statements of income are as follows:

(In thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$298,962	$(2,264)	$84,036	$(3,102)	$382,998	$(5,366)
Mortgage-backed securities - government agencies	39,953	(1,020)	91,256	(4,793)	131,209	(5,813)
Obligations of states and political subdivisions	14,136	(170)	5,580	(136)	19,716	(306)

Total temporarily impaired securities	$353,051	$(3,454)	$180,872	$(8,031)	$533,923	$(11,485)

December 31, 2017
U.S. Treasury and U.S. obligations	$149,984	$(12)	$-	$-	$149,984	$(12)
Government sponsored enterprise obligations	95,139	(586)	49,870	(896)	145,009	(1,482)
Mortgage-backed securities - government agencies	69,290	(440)	67,047	(2,007)	136,337	(2,447)
Obligations of states and political subdivisions	22,366	(107)	5,064	(56)	27,430	(163)

Total temporarily impaired securities	$336,779	$(1,145)	$121,981	$(2,959)	$458,760	$(4,104)

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2018 and December 31, 2017. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 131 and 117 separate investment positions as of September 30, 2018 and December 31, 2017, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

FHLB stock is an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. No impairment was indicated as of September 30, 2018. Holdings of Federal Home Loan Bank of Cincinnati (FHLB) stock are required for access to FHLB borrowing.

Stock Yards Bancorp, inc. and subsidiary

(3)	Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$816,252	$779,014
Construction and development, excluding undeveloped land	211,415	195,912
Undeveloped land	21,692	18,988

Real estate mortgage:
Commercial investment	630,000	594,902
Owner occupied commercial	420,098	398,685
1-4 family residential	274,409	262,110
Home equity - first lien	46,062	57,110
Home equity - junior lien	67,105	63,981
Subtotal: Real estate mortgage	1,437,674	1,376,788

Consumer	47,450	38,868

Total loans	$2,534,483	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

The following table presents the balance in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2018 and December 31, 2017.

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
September 30, 2018	industrial	land	land	mortgage	Consumer	Total

Loans	$816,252	$211,415	$21,692	$1,437,674	$47,450	$2,534,483

Loans collectively evaluated for impairment	$815,024	$211,035	$21,218	$1,434,982	$47,450	$2,529,709

Loans individually evaluated for impairment	$1,228	$380	$474	$2,692	$-	$4,774

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total

Allowance for loan losses	$11,101	$1,969	$582	$11,162	$408	$25,222

Allowance for loans collectively evaluated for impairment	$10,955	$1,969	$582	$11,093	$408	$25,007

Allowance for loans individually evaluated for impairment	$146	$-	$-	$69	$-	$215

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$779,014	$195,912	$18,988	$1,376,788	$38,868	$2,409,570

Loans collectively evaluated for impairment	$777,838	$195,248	$18,514	$1,371,246	$38,868	$2,401,714

Loans individually evaluated for impairment	$1,176	$664	$474	$5,066	$-	$7,380

Loans acquired with deteriorated credit quality	$-	$-	$-	$476	$-	$476

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total

Allowance for loan losses	$11,276	$1,724	$521	$11,012	$352	$24,885

Allowance for loans collectively evaluated for impairment	$11,242	$1,724	$521	$10,998	$352	$24,837

Allowance for loans individually evaluated for impairment	$34	$-	$-	$14	$-	$48

Allowance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2018, and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$24,873	$25,115	$24,885	$24,007
Loans charged-off
Commerical and Industrial	(451)	(288)	(2,390)	(770)
Construction and development	-	-	-	-
Raw land	-	-	-	-
Real estate mortgage	(14)	(11)	(14)	(45)
Consumer	(96)	(161)	(332)	(418)
Total loans charged-off	(561)	(460)	(2,736)	(1,233)
Recoveries of loans previously charged-off
Commerical and Industrial	62	8	74	128
Construction and development	-	-	-	-
Raw land	-	-	-	-
Real estate mortgage	51	34	57	98
Consumer	62	101	237	298
Total loan recoveries	175	143	368	524
Net loans charged-off	(386)	(317)	(2,368)	(709)
Provision (credit) for loan losses
Commerical and Industrial	(627)	(205)	2,141	1,518
Construction and development	31	119	245	9
Raw land	81	(3)	61	(85)
Real estate mortgage	1,210	183	107	54
Consumer	40	56	151	154
Total provision expense	735	150	2,705	1,650
Ending balance	$25,222	$24,948	$25,222	$24,948

Stock Yards Bancorp, inc. and subsidiary

The following tables present loans individually evaluated for impairment as of September 30, 2018 and December 31, 2017.

				For the three and nine months
	As of September 30, 2018			ended September 30, 2018
(In thousands)		Unpaid		Three month	Nine month
	Recorded	principal	Related	average recorded	average recorded
(In thousands)	investment	balance	allowance	investment	investment

Loans with no related allowance recorded:
Commercial and industrial	$-	$-	$-	$119	$398
Construction and development, excluding undeveloped land	380	550	-	380	524
Undeveloped land	474	506	-	474	474

Real estate mortgage
Commercial investment	-	-	-	-	13
Owner occupied commercial	759	1,217	-	996	2,190
1-4 family residential	1,507	1,527	-	1,307	1,461
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	115	115	-	60	45
Subtotal: Real estate mortgage	2,381	2,859	-	2,363	3,709

Consumer	-	-	-	-	23
Subtotal	$3,235	$3,915	$-	$3,336	$5,128

Loans with an allowance recorded:
Commercial and industrial	$1,228	$2,203	$146	$1,720	$1,853
Construction and development, excluding undeveloped land	-	-	-	-	-
Undeveloped land	-	-	-	-	24

Real estate mortgage
Commercial investment	-	-	-	-	-
Owner occupied commercial	297	297	55	937	897
1-4 family residential	14	14	14	14	14
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	-	-	-	-	-
Subtotal: Real estate mortgage	311	311	69	951	911

Consumer	-	-	-	-	-
Subtotal	$1,539	$2,514	$215	$2,671	$2,788

Total:
Commercial and industrial	$1,228	$2,203	$146	$1,839	$2,251
Construction and development, excluding undeveloped land	380	550	-	380	524
Undeveloped land	474	506	-	474	498

Real estate mortgage
Commercial investment	-	-	-	-	13
Owner occupied commercial	1,056	1,514	55	1,933	3,087
1-4 family residential	1,521	1,541	14	1,321	1,475
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	115	115	-	60	45
Subtotal: Real estate mortgage	2,692	3,170	69	3,314	4,620

Consumer	-	-	-	-	23
Total	$4,774	$6,429	$215	$6,007	$7,916

Stock Yards Bancorp, inc. and subsidiary

				For the three and nine months
	As of December 31, 2017			ended September, 30 2017
		Unpaid		Three month	Nine month
	Recorded	principal	Related	average recorded	average recorded
(In thousands)	investment	balance	allowance	investment	investment

Loans with no related allowance recorded:
Commercial and industrial	$1,142	$2,202	$-	$195	$228
Construction and development, excluding undeveloped land	664	834	-	574	533
Undeveloped land	474	506	-	474	413

Real estate mortgage
Commercial investment	52	53	-	110	124
Owner occupied commercial	3,332	3,789	-	1,390	1,264
1-4 family residential	1,637	1,657	-	726	759
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	31	31	-	125	224
Subtotal: Real estate mortgage	5,052	5,530	-	2,351	2,371

Consumer	-	17	-	-	-
Subtotal	$7,332	$9,089	$-	$3,594	$3,545

Loans with an allowance recorded:
Commercial and industrial	$34	$34	$34	$2,185	$2,343
Construction and development, excluding undeveloped land	-	-	-	-	-
Undeveloped land	-	-	-	-	60

Real estate mortgage
Commercial investment	-	-	-	-	-
Owner occupied commercial	-	-	-	-	-
1-4 family residential	14	14	14	6	3
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	-	-	-	-	-
Subtotal: Real estate mortgage	14	14	14	6	3

Consumer	-	-	-	57	58
Subtotal	$48	$48	$48	$2,248	$2,464

Total:
Commercial and industrial	$1,176	$2,236	$34	$2,380	$2,571
Construction and development, excluding undeveloped land	664	834	-	574	533
Undeveloped land	474	506	-	474	473

Real estate mortgage	-	-	-	-	-
Commercial investment	52	53	-	110	124
Owner occupied commercial	3,332	3,789	-	1,390	1,264
1-4 family residential	1,651	1,671	14	732	762
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	31	31	-	125	224
Subtotal: Real estate mortgage	5,066	5,544	14	2,357	2,374

Consumer	-	17	-	57	58
Total	$7,380	$9,137	$48	$5,842	$6,009

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of certain loans.

Stock Yards Bancorp, inc. and subsidiary

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had $212 thousand past due more than 90 days and still accruing interest at September 30, 2018, compared with $2 thousand at December 31, 2017, and $261 thousand at September 30, 2017.

The following table presents the recorded investment in non-accrual loans as of September 30, 2018 and December 31, 2017.

(In thousands)	September 30, 2018	December 31, 2017

Commercial and industrial	$450	$321
Construction and development, excluding undeveloped land	380	664
Undeveloped land	474	474

Real estate mortgage
Commercial investment	-	52
Owner occupied commercial	1,056	3,332
1-4 family residential	1,507	1,637
Home equity - first lien	-	-
Home equity - junior lien	115	31
Subtotal: Real estate mortgage	2,678	5,052

Consumer	-	-

Total	$3,982	$6,511

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. Troubled debt restructurings (TDRs) occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At September 30, 2018 and December 31, 2017, Bancorp had $792 thousand and $869 thousand of accruing loans classified as TDRs, respectively. Bancorp did not modify and classify any additional loans as TDRs during the three-month or nine-month periods ended September 30, 2018. One residential real estate loan with a recorded investment of $14 thousand as of September 30, 2018, was modified and classified as a TDR in the three-month period ended September 30, 2017. Interest due and unpaid was capitalized into the principal balance resulting in the TDR classification. A specific reserve was established for the entire recorded investment of this loan. One additional loan, a commercial loan with a recorded investment of $30 thousand at September 30, 2018 was modified and classified as a TDR in the nine-month period ended September 30, 2017. The pre- and post-modification balance for this loan was $39,000. The monthly payment amount of this loan was modified to enable the borrower to fulfill the loan agreement. A specific reserve was established for the entire recorded investment of this loan.

No loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2018 defaulted during the three or nine month periods ended September 30, 2018. Likewise, no loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2017 defaulted during the three-month or nine-month periods ended September 30, 2017. Loans accounted for as TDRs include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. Loans accounted for as TDRs are individually evaluated for impairment and, at September 30, 2018, had a total allowance allocation of $77 thousand, compared with $48 thousand at December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

At September 30, 2018 and December 31, 2017, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

At September 30, 2018 formal foreclosure proceedings were in process on consumer mortgage loans with a total recorded investment of $1.3 million, all secured by residential real estate properties. As of December 31, 2017, formal foreclosure proceedings were in process on consumer mortgage loans with a total recorded investment of $62 thousand.

The following table presents the aging of the recorded investment in loans as of September 30, 2018 and December 31, 2017.

							Recorded
(In thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
September 30, 2018	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$814,238	$1,105	$459	$450	$2,014	$816,252	$-
Construction and development, excluding undeveloped land	211,035	-	-	380	380	211,415	-
Undeveloped land	21,218	-	-	474	474	21,692	-

Real estate mortgage
Commercial investment	627,852	2,010	138	-	2,148	630,000	-
Owner occupied commercial	417,611	1,264	167	1,056	2,487	420,098	-
1-4 family residential	269,848	2,757	125	1,679	4,561	274,409	172
Home equity - first lien	46,032	30	-	-	30	46,062	-
Home equity - junior lien	66,458	48	444	155	647	67,105	40
Subtotal: Real estate mortgage	1,427,801	6,109	874	2,890	9,873	1,437,674	212

Consumer	47,447	3	-	-	3	47,450	-

Total	$2,521,739	$7,217	$1,333	$4,194	$12,744	$2,534,483	$212

December 31, 2017

Commercial and industrial	$776,118	$2,571	$4	$321	$2,896	$779,014	$-
Construction and development, excluding undeveloped land	194,936	-	312	664	976	195,912	-
Undeveloped land	18,514	-	-	474	474	18,988	-

Real estate mortgage
Commercial investment	594,242	608	-	52	660	594,902	-
Owner occupied commercial	394,623	455	275	3,332	4,062	398,685	-
1-4 family residential	259,994	172	307	1,637	2,116	262,110	-
Home equity - first lien	56,938	172	-	-	172	57,110	-
Home equity - junior lien	63,667	87	194	33	314	63,981	2
Subtotal: Real estate mortgage	1,369,464	1,494	776	5,054	7,324	1,376,788	2

Consumer	38,699	86	83	-	169	38,868	-

Total	$2,397,731	$4,151	$1,175	$6,513	$11,839	$2,409,570	$2

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

Stock Yards Bancorp, inc. and subsidiary

As of September 30, 2018 and December 31, 2017, the internally assigned risk grades of loans by category were as follows:

(In thousands)				Substandard		Total
September 30, 2018	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$779,735	$20,981	$14,308	$1,228	$-	$816,252
Construction and development, excluding undeveloped land	206,835	4,200	-	380	-	211,415
Undeveloped land	21,209	-	9	474	-	21,692

Real estate mortgage
Commercial investment	626,517	2,698	785	-	-	630,000
Owner occupied commercial	402,184	15,152	1,706	1,056	-	420,098
1-4 family residential	270,635	1,841	240	1,693	-	274,409
Home equity - first lien	46,062	-	-	-	-	46,062
Home equity - junior lien	66,483	100	367	155	-	67,105
Subtotal: Real estate mortgage	1,411,881	19,791	3,098	2,904	-	1,437,674

Consumer	47,347	103	-	-	-	47,450

Total	$2,467,007	$45,075	$17,415	$4,986	$-	$2,534,483

December 31, 2017

Commercial and industrial	$751,628	$12,032	$14,178	$1,176	$-	$779,014
Construction and development, excluding undeveloped land	195,248	-	-	664	-	195,912
Undeveloped land	18,484	-	30	474	-	18,988

Real estate mortgage
Commercial investment	591,232	3,599	19	52	-	594,902
Owner occupied commercial	383,455	8,683	3,215	3,332	-	398,685
1-4 family residential	256,968	2,477	1,014	1,651	-	262,110
Home equity - first lien	57,110	-	-	-	-	57,110
Home equity - junior lien	63,471	247	230	33	-	63,981
Subtotal: Real estate mortgage	1,352,236	15,006	4,478	5,068	-	1,376,788

Consumer	38,747	117	4	-	-	38,868

Total	$2,356,343	$27,155	$18,690	$7,382	$-	$2,409,570

Stock Yards Bancorp, inc. and subsidiary

(4)	Goodwill and Intangible Assets

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

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At September 30, 2018, the unamortized core deposit intangible was $1.1 million.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at September 30, 2018 and December 31, 2017 were $3.5 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced for others were $331.8 million and $344.5 million at September 30, 2018, and December 31, 2017, respectively.

Changes in the net carrying amount of MSRs for the three and nine months ended September 30, 2018 and 2017 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$898	$869	$875	$921
Additions for mortgage loans sold	125	50	220	143
Amortization	(40)	(77)	(112)	(222)
Balance at end of period	$983	$842	$983	$842

Stock Yards Bancorp, inc. and subsidiary

(5)	Income Taxes

Components of income tax expense from operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Current income tax expense
Federal	$3,888	$5,211	$9,750	$12,936
State	196	179	506	472
Total current income tax expense	4,084	5,390	10,256	13,408

Deferred income tax (benefit) expense
Federal	(502)	(1,583)	(456)	(2,240)
State	(27)	(44)	(34)	(30)
Total deferred income tax expense	(529)	(1,627)	(490)	(2,270)
Change in valuation allowance	-	333	-	459
Total income tax expense	$3,555	$4,096	$9,766	$11,597

An analysis of the difference between statutory and effective income tax rates for the three and nine months ended September 30, 2018 and 2017 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Excess tax benefits from stock-based compensation arrangements	-	(1.5)	(1.0)	(3.0)
Increase in cash surrender value of life insurance	(0.7)	(1.1)	(0.6)	(1.4)
Tax exempt interest income	(0.4)	(1.0)	(0.5)	(1.1)
Tax credits	(0.2)	(3.2)	(0.4)	(4.6)
Other, net	(0.1)	(2.9)	0.1	0.3
State income taxes, net of federal benefit	0.8	0.6	0.7	0.7
Effective income tax rate	20.4%	25.9%	19.3%	25.9%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense.

In December 2017 the Tax Cuts and Jobs Act was enacted and, among other matters, it reduced Bancorp’s marginal federal income tax rate from 35% to 21%. Largely offsetting that decrease, the effective tax rate for the three and nine month periods ending September 30, 2018 as compared with the year earlier periods were affected by substantially lower benefit from excess tax benefits from stock-based compensation arrangements and from tax credits.

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

In two areas, Bancorp recorded provisional amounts of deferred taxes as of December 31, 2017, where the information was not available to complete the accounting: 1) the Company had deferred tax assets of $565 thousand for temporary differences as of December 31, 2017 in certain tax credit investments. Management believes the Company used a reasonable estimate to account for this item; however, the final effect will not be known until the Company completes an analysis of received Schedules K-1. Based on the information received and reported in the Company’s 2017 tax return, filed in the fourth quarter of 2018, Management anticipates recording a benefit of $136 thousand of income tax benefit due to TCJA as a measurement period adjustment. 2) Bancorp estimated that no reductions are required to deferred tax assets included in the $13.5 million of future deductions for compensation that might be subject to new limitations under Code Sec. 162(m) which, generally, limits to $1 million annual deductions for certain compensation paid to certain executives. There is uncertainty in applying new rules to existing contracts, and Bancorp is seeking clarification before finalizing its analysis. Bancorp will complete and record income tax effects of tax reform during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2018 and December 31, 2017, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2013.

Stock Yards Bancorp, inc. and subsidiary

(6)	Deposits

The composition of the Bank’s deposits outstanding at September 30, 2018 (unaudited) and December 31, 2017 is as follows:

	September 30,	December 31,
(In thousands)	2018	2017

Non-interest bearing demand	$705,386	$674,697

Interest bearing deposits:
Interest bearing demand	765,694	833,450
Savings	154,363	152,348
Money market	639,497	682,226

Time deposits of more than $250,000	49,773	38,439
Other time deposits	283,325	197,135
Total time deposits	333,098	235,574

Total interest bearing deposits	1,892,652	1,903,598

Total deposits	$2,598,038	$2,578,295

Maturities of time deposits of more than $250,000, outstanding at September 30, 2018, are summarized as follows:

(In thousands)	Amount

3 months or less	$10,437
Over 3 through 6 months	5,295
Over 6 through 12 months	14,268
Over 1 through 3 years	18,294
Over 3 years	1,479
Total	$49,773

(7)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which represent excess funds from commercial customers as part of a cash management service, totaled $53.9 million and $70.5 million at September 30, 2018 and December 31, 2017, respectively. Bancorp enters into sales of securities under agreement to repurchase at a specified future date. At September 30, 2018, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and under the control of Bancorp.

Stock Yards Bancorp, inc. and subsidiary

(8)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $48.5 million and $49.5 million at September 30, 2018 and December 31, 2017, respectively, via 14 separate fixed-rate advances. As of September 30, 2018, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $18.5 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	September 30, 2018		December 31, 2017
Year	Advance	Fixed Rate	Advance	Fixed Rate
2018	$30,000	2.32%	$30,000	1.48%
2020	1,703	2.23	1,741	2.23
2021	233	2.12	288	2.12
2024	2,294	2.36	2,454	2.36
2025	4,758	2.42	5,149	2.42
2026	8,281	1.99	8,564	1.99
2028	1,231	1.49	1,262	1.49

Total	$48,500	2.25%	$49,458	1.74%

In addition to fixed-rate advances listed above, Bancorp had cash management advances from the FHLB of $200 million, and $150 million as of September 30, 2018 and December 31, 2017, respectively. These advances matured in the first week following quarter end, and were used to manage Bancorp’s overall cash position. Due to the short-term nature of the cash management advances, they were recorded on the consolidated balance sheet within federal funds purchased.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp believes these borrowings to be an effective alternative to higher cost time deposits to manage interest rate risk associated with long-term fixed rate loans. At September 30, 2018, the amount of available credit from the FHLB totaled $303.8 million.

Stock Yards Bancorp, inc. and subsidiary

(9)	Other Comprehensive Income

The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) (AOCI) by component, and is shown for the three and nine month periods ended September 30, 2018 and 2017. The tables also include $506 thousand reclassified from AOCI to retained earnings related to the adoption of ASU 2018-02 in the first quarter of 2018. ASU 2018-02 provides for the reclassification of tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act into retained earnings. The Tax Reform reduced the US Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, Bancorp was required to remeasure its net deferred tax assets at the lower rate and recognize the adjustment through income tax expense in 2017. The adjustment through income tax expense left items presented in AOCI, for which the related income tax effects were originally recognized in other comprehensive income, unadjusted for the new tax rate. The reclassification upon adoption of ASU 2018-02 results in AOCI reflecting the new tax rate.

(In thousands)	Net unrealized losses on securities available-for sale	Net unrealized gains on cash flow hedges	Minimum pension liability adjustment	Total
Balance at June 30, 2018	$(7,274)	$623	$(393)	$(7,044)

Net current period other comprehensive gain (loss)	(1,632)	40	-	(1,592)

Amounts reclassified from other comprehensive income	-	-	-	-

Net current period other comprehensive income (loss)	(1,632)	40	-	(1,592)

Balance at September 30, 2018	$(8,906)	$663	$(393)	$(8,636)

(In thousands)	Net unrealized gains (losses) on securities available-for sale	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total
Balance at June 30, 2017	$(317)	$(21)	$(272)	$(610)

Net current period other comprehensive gain	56	43	-	99

Amounts reclassified from other comprehensive income	(20)	-	-	(20)

Net current period other comprehensive income	36	43	-	79

Balance at September 30, 2017	$(281)	$22	$(272)	$(531)

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Net unrealized losses on securities available-for sale	Net unrealized gains on cash flow hedges	Minimum pension liability adjustment	Total
Balance at December 31, 2017 (1)	$(1,781)	$193	$(342)	$(1,930)

Net current period other comprehensive gain (loss)	(6,629)	429	-	(6,200)

Reclassification adjustment under ASU 2018-02	(496)	41	(51)	(506)

Balance at September 30, 2018	$(8,906)	$663	$(393)	$(8,636)

(1)

December 31, 2017 AOCI component balances reflect a correction of incorrectly reported year-end balances in Note 12 of the 2017 Form 10-K, which were presented as $(2,278), $234, and $(392) for securities available-for-sale, cash flow hedges, and minimum pension liability, respectively.

(In thousands)	Net unrealized gains (losses) on securities available-for sale	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total
Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Net current period other comprehensive gain	950	38	-	988

Amounts reclassified from other comprehensive income	(20)	-	-	(20)

Net current period other comprehensive income	930	38	-	968

Balance at September 30, 2017	$(281)	$22	$(272)	$(531)

(10)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

Stock Yards Bancorp, inc. and subsidiary

(11)	Net Income Per Share

The following table reflects, for the three and nine months ended September 30, 2018 and 2017, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017
Net income	$13,876	$11,704	$40,859	$33,097
Average shares outstanding	22,636	22,542	22,613	22,524
Dilutive securities	332	422	343	460

Average shares outstanding including dilutive securities including dilutive securities	22,968	22,964	22,956	22,984

Net income per share, basic	$0.61	$0.52	$1.81	$1.47
Net income per share, diluted	$0.60	$0.51	$1.78	$1.44

As of September 30, 2018, SARs totaling 93,827 granted in 2017 and 2018 were not included in the 2018 quarterly and nine month calculations, as they were antidilutive; however they could be dilutive to EPS in the future.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Components of net periodic benefit cost
Interest cost (1)	$19	$18	$59	$54
Service cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net losses (1)	18	16	54	49
Net periodic benefit cost	$37	$34	$113	$103

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

Bancorp currently has one stock-based compensation plan. At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. The 2005 Stock Incentive Plan expired in April 2015; however, 500 thousand additional shares were made available in the second quarter of 2018. SARs granted under this plan expire as late as 2025. As of September 30, 2018, there were 696,711 shares available for future awards.

Options, which have not been granted since 2007, generally had a vesting schedule of 20%. The last remaining options were exercised in the first quarter of 2017.

Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination. Fair values are determined using the Black Scholes pricing model as described later in this foot note.

Restricted shares granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of restricted shares is equal to the market value of the shares on the date of grant.

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

Bancorp has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Stock-based compensation expense before income taxes	$887	$670	$2,923	$2,012
Less: deferred tax benefit	(186)	(235)	(614)	(704)
Reduction of net income	$701	$435	$2,309	$1,308

Stock Yards Bancorp, inc. and subsidiary

Bancorp expects to record an additional $877 thousand of stock-based compensation expense in 2018 for equity grants outstanding as of September 30, 2018. As of September 30, 2018, Bancorp has $5.9 million of unrecognized stock-based compensation expense that is expected to be recorded as compensation expense over the next five years as awards vest. Bancorp used cash of $154 thousand during the first nine months of 2018 for the purchase of shares upon the vesting of restricted stock units. This compares with cash used of $216 thousand during the first nine months of 2017 for the purchase of shares upon the vesting of restricted stock units net of cash received for options exercised.

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

Stock Yards Bancorp, inc. and subsidiary

A summary of stock option and SARs activity and related information for the twelve month period ended December 31, 2017 and the nine month period ended September 30, 2018 follows:

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(In thousands)	price			price	(In thousands)	value	life (In years)

At December 31, 2016
Vested and exercisable	475	$14.02	-	24.56	$15.72	$14,820	$3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Granted	46	40.00	-	40.00	40.00	-	6.34
Exercised	(77)	14.02	-	17.89	15.41	1,855	3.18
Forfeited	-			-	-	-	-

At December 31, 2017
Vested and exercisable	490	14.02	-	33.08	16.46	10,408	3.16	4.0
Unvested	214	15.26	-	40.00	26.46	2,515	4.17	7.7
Total outstanding	704	14.02	-	40.00	19.51	12,923	3.47	5.1

Granted	47	35.90	-	38.85	36.01	18	6.67
Exercised	(65)	14.02	-	19.37	15.39	1,525	3.41
Forfeited	-			-	-	-	-

At September 30, 2018
Vested and exercisable	500	14.02	-	40.00	17.64	9,363	3.22	4.0
Unvested	187	19.37	-	40.00	30.14	1,293	4.97	7.8
Total outstanding	687	14.02	-	40.00	21.04	10,656	3.70	5.0

Vested year-to-date	75	$15.26	-	40.00	$23.35	$1,006	$3.77

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

Stock Yards Bancorp, inc. and subsidiary

A summary of activity for the twelve month period ending December 31, 2017 and the nine month period ending September 30, 2018 for restricted shares of common stock granted to officers is in the following table:

		Grant date
		weighted-
	Number	average cost
Unvested at December 31, 2016	145,235	$21.57
Shares awarded	28,625	44.85
Restrictions lapsed and shares released	(46,797)	19.79
Shares forfeited	(7,691)	25.18
Unvested at December 31, 2017	119,372	27.62

Shares awarded	38,680	36.03
Restrictions lapsed and shares released	(44,372)	23.58
Shares forfeited	(4,637)	30.93
Unvested at September 30, 2018	109,043	$32.10

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

As of September 30, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, at September 30, 2018 commitments to extend credit of $722.4 million, including standby letters of credit of $18.8 million, represent normal banking transactions. Commitments to extend credit were $688.3 million, including letters of credit of $14.8 million, as of December 31, 2017. Commitments to extend credit are an agreement to lend to a customer as long as collateral is available and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2018, Bancorp has recorded $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Stock Yards Bancorp, inc. and subsidiary

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

As of September 30, 2018, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Below are the carrying values of assets measured at fair value on a recurring basis.

(In thousands)	Fair value at September 30, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
Government sponsored enterprise obligations	$383,122	$-	$383,122	$-
Mortgage-backed securities - government agencies	135,521	-	135,521	-
Obligations of states and political subdivisions	31,448	-	31,448	-

Total investment securities available-for-sale	550,091	-	550,091	-

Interest rate swaps	2,718	-	2,718	-

Total assets	$552,809	$-	$552,809	$-

Liabilities

Interest rate swaps	$1,913	$-	$1,913	$-

Stock Yards Bancorp, inc. and subsidiary

(In thousands)	Fair value at December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury and other U.S. government obligations	$149,984	$149,984	$-	$-
Government sponsored enterprise obligations	213,844	-	213,844	-
Mortgage-backed securities - government agencies	161,507	-	161,507	-
Obligations of states and political subdivisions	49,189	-	49,189	-

Total investment securities available-for-sale	574,524	149,984	424,540	-

Interest rate swaps	579	-	579	-

Total assets	$575,103	$149,984	$425,119	$-

Liabilities

Interest rate swaps	$259	$-	$259	$-

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2018 or December 31, 2017.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2018 and December 31, 2017 there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in either table below for September 30, 2018 or December 31, 2017. See Note 4 for more information regarding MSRs.

Stock Yards Bancorp, inc. and subsidiary

For impaired loans in the table below, fair value is calculated as the carrying value of only loans with a specific valuation allowance, less the specific allowance, and the carrying value of collateral dependent loans that have been charged down to their fair value. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of September 30, 2018, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $2.9 million, and the specific allowance totaled $215 thousand, resulting in a fair value of $2.7 million, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $48 thousand, resulting in a fair value of $2.6 million at December 31, 2017. Losses represent charge offs and changes in specific allowances for the periods indicated.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At September 30, 2018 and December 31, 2017, carrying value of all other real estate owned was $1.6 million and $2.6 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at September 30, 2018				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2018
Collateral dependent impaired loans	$2,722	$-	$-	$2,722	$(874)
Other real estate owned	1,604	-	-	1,604	-

Total	$4,326	$-	$-	$4,326	$(874)

(in thousands)	Fair value at December 31, 2017				Losses for 9 month
					period ended
	Total	Level 1	Level 2	Level 3	September 30, 2017
Collateral dependent impaired loans	$2,569	$-	$-	$2,569	$(280)
Other real estate owned	2,640	-	-	2,640	(171)

Total	$5,209	$-	$-	$5,209	$(451)

Stock Yards Bancorp, inc. and subsidiary

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2018, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

September 30, 2018			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	value	technique	input	input

Impaired loans - collateral dependent	$2,722	Appraisal	Appraisal discounts	19.7%
Other real estate owned	1,604	Appraisal	Appraisal discounts	16.4

December 31, 2017			Significant	Weighted
	Fair	Valuation	unobservable	average of
(Dollars in thousands)	value	technique	input	input

Impaired loans - collateral dependent	$2,569	Appraisal	Appraisal discounts	11.5%
Other real estate owned	2,640	Appraisal	Appraisal discounts	23.4

Stock Yards Bancorp, inc. and subsidiary

(16)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
September 30, 2018	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$120,480	$120,480	$120,480	$-	$-
Mortgage loans held for sale	2,533	2,596	-	2,596	-
Federal Home Loan Bank stock and other securities	10,370	10,370	-	10,370	-
Loans, net	2,509,261	2,508,503	-	-	2,508,503
Accrued interest receivable	8,943	8,943	8,943	-	-

Financial liabilities
Deposits	2,598,038	2,595,019	-	-	2,595,019
Short-term borrowings	285,227	285,227	-	285,227	-
FHLB advances	48,500	46,580	-	46,580	-
Accrued interest payable	681	681	681	-	-

(In thousands)	Carrying
December 31, 2017	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$139,248	$139,248	$139,248	$-	$-
Mortgage loans held for sale	2,964	2,964	-	2,964	-
Federal Home Loan Bank stock and other securities	7,646	7,646	-	7,646	-
Loans, net	2,384,685	2,338,464	-	-	2,338,464
Accrued interest receivable	8,369	8,369	8,369	-	-

Financial liabilities
Deposits	2,578,295	2,576,385	-	-	2,576,385
Short-term borrowings	231,825	231,825	-	231,825	-
FHLB advances	49,458	48,642	-	48,642	-
Accrued interest payable	232	232	232	-	-

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

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first nine months of 2018 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

At September 30, 2018 and December 31, 2017, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollar amounts in thousands)	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Notional amount	$60,872	$54,964	$60,872	$54,964
Weighted average maturity (years)	8.3	8.7	8.3	8.7
Fair value	$1,879	$259	$1,913	$283

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

Stock Yards Bancorp, inc. and subsidiary

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)

				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	September 30, 2018	December 31, 2017
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$342	$106
20,000	12/6/2020	US 3 Month LIBOR	1.79%	497	190
$30,000			1.82%	$839	$296

(18)	Regulatory Matters

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

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and the Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Bancorp and the Bank met all capital requirements to which they were subject as of September 30, 2018.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$385,647	13.50%	$228,532	8.00%	NA	NA
Bank	375,047	13.15	228,165	8.00	$285,207	10.00%

Common equity tier 1 risk-based capital
Consolidated	360,075	12.61	128,496	4.50	NA	NA
Bank	349,475	12.25	128,379	4.50	185,436	6.50

Tier 1 risk-based capital (1)
Consolidated	360,075	12.61	171,328	6.00	NA	NA
Bank	349,475	12.25	171,171	6.00	228,229	8.00

Leverage (2)
Consolidated	360,075	11.40	126,342	4.00	NA	NA
Bank	349,475	11.08	126,164	4.00	157,705	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$359,866	13.52%	$213,012	8.00%	NA	NA
Bank	347,840	13.07	212,891	8.00	$266,114	10.00

Common equity tier 1 risk-based capital
Consolidated	334,631	12.57	119,820	4.50	NA	NA
Bank	322,605	12.12	212,891	4.50	172,974	6.50

Tier 1 risk-based capital (1)
Consolidated	334,631	12.57	159,760	6.00	NA	NA
Bank	322,605	12.12	159,668	6.00	212,891	8.00

Leverage (2)
Consolidated	334,631	10.70	125,122	4.00	NA	NA
Bank	322,605	10.32	125,040	4.00	156,300	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(19)	Segments

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

Selected financial information by business segment for the three and nine month periods ended September 30, 2018 and 2017 follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Three months ended September 30, 2018
Net interest income	$28,462	$59	$28,521
Provision for loan losses	735	-	735
Wealth management and trust services	-	5,380	5,380
All other non-interest income	6,046	-	6,046
Non-interest expense	18,774	3,007	21,781
Income before income taxes	14,999	2,432	17,431
Income tax expense	3,027	528	3,555
Net income	$11,972	$1,904	$13,876

Segment assets	$3,322,943	$1,854	$3,324,797
Three months ended September 30, 2017
Net interest income	$26,098	$75	$26,173
Provision for loan losses	150	-	150
Wealth management and trust services	-	5,025	5,025
All other non-interest income	5,920	-	5,920
Non-interest expense	18,342	2,826	21,168
Income before income taxes	13,526	2,274	15,800
Income tax expense	3,284	812	4,096
Net income	$10,242	$1,462	$11,704

Segment assets	$3,153,886	$2,027	$3,155,913

Stock Yards Bancorp, inc. and subsidiary

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Nine months ended September 30, 2018
Net interest income	$84,312	$192	$84,504
Provision for loan losses	2,705	-	2,705
Wealth management and trust services	-	16,224	16,224
All other non-interest income	17,546	-	17,546
Non-interest expense	55,572	9,372	64,944
Income before income taxes	43,581	7,044	50,625
Income tax expense	8,237	1,529	9,766
Net income	$35,344	$5,515	$40,859

Segment assets	$3,322,943	$1,854	$3,324,797
Nine months ended September 30, 2017
Net interest income	$76,394	$230	$76,624
Provision for loan losses	1,650	-	1,650
Wealth management and trust services	-	15,272	15,272
All other non-interest income	17,820	-	17,820
Non-interest expense	54,317	9,055	63,372
Income before income taxes	38,247	6,447	44,694
Income tax expense	9,295	2,302	11,597
Net income	$28,952	$4,145	$33,097

Segment assets	$3,153,886	$2,027	$3,155,913

Stock Yards Bancorp, inc. and subsidiary

(20)	Revenue from Contracts with Customers

Bancorp adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. Bancorp recognizes revenue upon satisfying a performance obligation as services are rendered to a customer. All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification. The table below presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three months ended			Nine months ended
Revenue by operating segment	September 30, 2018			September 30, 2018
(In thousands)	Commercial	WM&T	Consolidated	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,380	$5,380	$-	$16,224	$16,224
Deposit service charges	1,482		1,482	4,340		4,340
Debit and credit card revenue	1,759		1,759	4,956		4,956
Treasury management fees	1,151		1,151	3,311		3,311
Mortgage banking revenue (1)	712		712	2,034		2,034
Investment product sales commissions and fees	444		444	1,245		1,245
Bank owned life insurance income (1)	186		186	564		564
Other income (2)	312		312	1,096		1,096
Total non-interest income	$6,046	$5,380	$11,426	$17,546	$16,224	$33,770

(1) Not within the scope of ASC 606
(2) Includes safe box deposit fees of $46,000 quarterly and $137,000 year-to-date included within the scope of ASC 606

	Three months ended			Nine months ended
Revenue by operating segment	September 30, 2017			September 30, 2017
(In thousands)	Commercial	WM&T	Consolidated	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,025	$5,025	$-	$15,272	$15,272
Deposit service charges	1,568		1,568	4,583		4,583
Debit and credit card revenue	1,492		1,492	4,412		4,412
Treasury management fees	1,083		1,083	3,187		3,187
Mortgage banking revenue (1)	781		781	2,380		2,380
Gain on callsale of securities available for sale (1)	31		31	31		31
Investment product sales commissions and fees	404		404	1,147		1,147
Bank owned life insurance income (1)	204		204	964		964
Other income (2)	357		357	1,116		1,116
Total non-interest income	$5,920	$5,025	$10,945	$17,820	$15,272	$33,092

(1) Not within the scope of ASC 606
(2) Includes safe box deposit fees of $43,000 quarterly and $128,000 year-to-date included within the scope of ASC 606

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

Stock Yards Bancorp, inc. and subsidiary

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the nine month period ending September 30, 2018. Trust fees receivable as of September 30, 2018 were $2.1 million compared with $2.2 million as of December 31, 2017.

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

	For the three months ended			For the three months ended
	September 30, 2018			September 30, 2017
(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$444	$587	$(143)	$404	$552	$(148)

Non-interest expense
Compensation	11,607	11,608	(1)	10,614	10,615	(1)
Technology and communication	2,183	2,325	(142)	1,905	2,052	(147)

Net impact			$-			$-

	For the nine months ended			For the nine months ended
	September 30, 2018			September 30, 2017
(In thousands)	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Non-interest income
Investment product sales commissions and fees	$1,245	$1,650	$(405)	$1,147	$1,585	$(438)

Non-interest expense
Compensation	34,280	34,282	(2)	31,849	31,852	(3)
Technology and communication	6,643	7,046	(403)	5,873	6,308	(435)

Net impact			$-			$-

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

Stock Yards Bancorp, inc. and subsidiary

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

(22)	Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The standard should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp has evaluated existing lease commitments and will record a right-of-use asset and lease liability upon adoption. Bancorp’s financial condition and results of operations are not otherwise expected to be impacted. The FASB issued additional ASUs updating ASU 2016-02. Bancorp is including these ASUs in its evaluation and implementation efforts relative to ASU 2006-02.

ASU 2018-10, Codification Improvements to Topic 842: Leases, which affects narrow aspects of the guidance.

ASU 2018-11, Leases (Topic 842): Targeted Improvements, which modifies acceptable transition methods so that entities may recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to applying a modified retrospective transition method.

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

Stock Yards Bancorp, inc. and subsidiary

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results of operations for Stock Yards Bancorp, Inc. (“Bancorp” or “Company”), and its subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and nine months ended September 30, 2018 and compares these periods with the same periods of the previous year. Unless otherwise indicated, all references in this discussion to the Bank include Bancorp. In addition, the discussion describes changes in the financial condition of Bancorp and the Bank that have occurred during the first nine months of 2018 compared with the same period in 2017. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this report.

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

Overview of 2018 through September 30

Bancorp completed the first nine months of 2018 with net income of $40.9 million, a 23.5% increase over the comparable period in 2017. The increase is primarily due to higher net interest income driven by strong loan growth in the first half of the year and higher interest rates, and a lower effective income tax rate resulting from tax reform. Diluted earnings per share for the first nine months of 2018 were $1.78, compared with $1.44 for the first nine months of 2017. Bancorp's performance for the first nine months of 2018 reflected several positive factors, including:

●

Year-over-year loan growth of 9% continued to drive interest income on a comparable quarter basis, but an anticipated seasonal slowdown in loan production coupled with a few large loan-payoffs and lower line of credit utilization reduced the loan portfolio 2% on a sequential quarter basis;

●

Net interest margin rose 13 basis points compared with the same quarter of 2017, reflecting primarily loan growth over the past year, but net interest margin declined nine basis points on a sequential quarter basis on a lower level of loans outstanding and an increase in deposit costs;

●	Historically solid credit quality metrics continued;
●	Wealth Management and Trust Group experienced ongoing growth; and
●	The effective tax rate declined to 20.4% from 25.9% in the third quarter of 2017.

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

Stock Yards Bancorp, inc. and subsidiary

Net interest income increased $7.9 million, or 10.3%, for the first nine months of 2018, compared with the same period in 2017. Increasing average rates on interest earning assets, along with the impact of increased loan balances year over year contributed to higher interest income for the first nine months of 2018, as interest income increased $13.0 million, or 15.9%, over the same period in 2017. Higher funding costs on deposits and borrowings, as well as adding higher-cost time deposits resulted in an increase in interest expense of $5.1 million or 98.3%, year over year. Bancorp benefited in recent years from historically low costs of funding, so that rising interest rates result in a significant percentage change in interest expense over prior periods. Net interest margin increased to 3.82% for the first nine months of 2018, compared with 3.63% for the same period of 2017.

For the nine-month period ended September 30, 2018, Bancorp recorded a $2.7 million provision for loan losses, compared with $1.7 million for the same period in 2017. The provision reflects many factors including growth in the portfolio, as well as quantitative and qualitative factors. Key loan quality indicators remained consistent with prior periods. The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The allowance for loan losses to total loans was 1.00% as of September 30, 2018, compared with 1.07% as of September 30, 2017. The decline in the ratio of the allowance to period end loans in the first nine months of 2018 was mainly due to loan growth and charge offs that had been previously reserved. The allowance remained adequate to cover probable and incurred losses in the portfolio, in management’s opinion.

Total non-interest income in the first nine months of 2018 increased $678 thousand, or 2.0%, compared with the same period in 2017, and comprised 28.5% of total revenues, defined as net interest income and non-interest income, as compared with 30.0% for the same period in 2017. Bancorp’s Wealth Management and Trust Group led the increase with a 6.2%, or $952 thousand increase over the same period in 2017. This growth resulted from the addition of new customer relationships, stock market performance, and non-recurring estate fee income.

Total non-interest expense in the first nine months of 2018 increased $1.6 million or 2.5%, compared with the same period in 2017. Increases in compensation, technology and communication, and marketing and business development were partially offset by a reduction in amortization/impairment of investment in tax credit partnerships due to the sporadic timing of such opportunities, which can cause corresponding expenses and tax benefits to vary widely. Bancorp's efficiency ratio, calculated on a fully tax-equivalent basis, in the first nine months of 2018 was 54.8% compared with 57.4% in the same period in 2017. Excluding amortization of the investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 54.7% for the first nine months of 2018 and 55.8% for the same period in 2017. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Bancorp’s effective tax rate decreased to 19.3% in 2018 from 25.9% in 2017. The decrease in the effective tax rate from 2017 to 2018 was largely the result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The 2017 effective tax rate included significantly more tax savings from stock-based compensation deductions and federal income tax credits.

The ratio of shareholder’s equity to total assets was 10.62% as of September 30, 2018 compared with 10.30% at December 31, 2017. Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures. The ratio of tangible common equity to total tangible assets was 10.57% as of September 30, 2018, compared with 10.25% at December 31, 2017.

The following sections provide more details on subjects presented in this overview.

Stock Yards Bancorp, inc. and subsidiary

a)	Results Of Operations

Net income of $13.9 million for the three months ended September 30, 2018 increased $2.2 million, or 18.8%, from $11.7 million for the comparable 2017 period. Basic net income per share was $0.61 for the third quarter of 2018, an increase of 17.3% from the $0.52 for the same period of 2017. Net income per share on a diluted basis was $0.60 for the three month period ended September 30, 2018, an increase of 17.6% from the $0.51 for the same period in 2017. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.75% and 15.67%, respectively, for the third quarter of 2018, compared with 1.53% and 14.03%, respectively, for the same period in 2017.

Net income of $40.9 million for the nine months ended September 30, 2018 increased $7.8 million, or 23.5%, from $33.1 million for the comparable 2017 period. Basic net income per share was $1.81 for the first nine months of 2018, an increase of 23.1% from $1.47 for the same period of 2017. Net income per share on a diluted basis was $1.78 for the nine month period ended September 30, 2018, an increase of 23.6% from $1.44 for the same period in 2017. See Note 11 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.75% and 15.92%, respectively, for the nine months ended September 30, 2018, compared with 1.47% and 13.65%, respectively, for the same period in 2017.

Stock Yards Bancorp, inc. and subsidiary

Net Interest Income

The following tables present average balance sheets for the three and nine month periods ended September 30, 2018 and 2017 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

Average Balances and Interest Rates - Taxable Equivalent Basis

	Three months ended September 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$73,196	$373	2.02%	$120,927	$388	1.27%
Mortgage loans held for sale	2,980	42	5.59	3,515	48	5.42
Securities:
Taxable	337,707	1,922	2.26	387,696	1,920	1.96
Tax-exempt	34,544	230	2.64	51,905	388	2.97
FHLB stock and other securities	10,370	133	5.09	7,666	83	4.30
Loans, net of unearned income	2,531,604	30,390	4.76	2,289,435	25,497	4.42
Total earning assets	2,990,401	33,090	4.39	2,861,144	28,324	3.93
Less allowance for loan losses	25,124			25,434
	2,965,277			2,835,710
Non-earning assets:
Cash and due from banks	43,599			41,550
Premises and equipment	43,137			41,395
Accrued interest receivable and other assets	101,393			108,433
Total assets	$3,153,406			$3,027,088

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$776,770	$1,168	0.60%	$725,822	$418	0.23%
Savings deposits	156,471	98	0.25	150,332	55	0.15
Money market deposits	642,013	1,612	1.00	691,726	741	0.43
Time deposits	299,599	1,094	1.45	232,773	379	0.65
Securities sold under agreements to repurchase	67,381	55	0.32	73,806	33	0.18
Federal funds purchased and other short term borrowings	48,906	245	1.99	27,535	77	1.11
FHLB advances	48,612	228	1.86	50,221	244	1.93

Total interest bearing liabilities	2,039,752	4,500	0.88	1,952,215	1,947	0.40

Non-interest bearing liabilities:
Non-interest bearing demand deposits	715,303			697,815
Accrued interest payable and other liabilities	46,975			46,194
Total liabilities	2,802,030			2,696,224
Stockholders’ equity	351,376			330,864
Total liabilities and stockholders’ equity	$3,153,406			$3,027,088
Net interest income		$28,590			$26,377
Net interest spread			3.51%			3.53%
Net interest margin			3.79%			3.66%

Stock Yards Bancorp, inc. and subsidiary

Average Balances and Interest Rates - Taxable Equivalent Basis

	Nine months ended September 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing deposits	$60,463	$804	1.78%	$97,543	$798	1.09%
Mortgage loans held for sale	2,687	121	6.02	3,656	145	5.30
Securities:
Taxable	356,423	5,946	2.23	406,476	5,944	1.96
Tax-exempt	40,520	813	2.68	53,568	1,186	2.96
FHLB stock and other securities	9,004	352	5.23	6,801	229	4.50
Loans, net of unearned income	2,496,267	86,980	4.66	2,275,320	74,098	4.35
Total earning assets	2,965,364	95,016	4.28	2,843,364	82,400	3.87
Less allowance for loan losses	24,874			24,891
	2,940,490			2,818,473
Non-earning assets:
Cash and due from banks	41,410			40,547
Premises and equipment	42,347			41,798
Accrued interest receivable and other assets	101,578			106,035
Total assets	$3,125,825			$3,006,853

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$795,361	$2,630	0.44%	$739,295	$1,076	0.19%
Savings deposits	156,553	214	0.18	147,471	123	0.11
Money market deposits	661,817	3,772	0.76	693,656	1,968	0.38
Time deposits	257,815	2,107	1.09	239,250	1,070	0.60
Securities sold under agreements to repurchase	66,869	122	0.24	67,556	100	0.20
Federal funds purchased and other short term borrowings	54,531	728	1.78	20,581	125	0.81
FHLB advances	48,927	692	1.89	50,541	715	1.89

Total interest bearing liabilities	2,041,873	10,265	0.67	1,958,350	5,177	0.35

Non-interest bearing liabilities:
Non-interest bearing demand deposits	695,791			680,831
Accrued interest payable and other liabilities	44,913			43,437
Total liabilities	2,782,577			2,682,618
Stockholders’ equity	343,248			324,235
Total liabilities and stockholders’ equity	$3,125,825			$3,006,853
Net interest income		$84,751			$77,223
Net interest spread			3.61%			3.52%
Net interest margin			3.82%			3.63%

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

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 21% for 2018 and 35% for 2017. Approximate tax equivalent adjustments to interest income were $69 thousand and $199 thousand, respectively, for the three month periods ended September 30, 2018 and 2017, and $247 thousand and $599 thousand for the nine month periods ended September 30, 2018 and 2017.

●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. These participation loans averaged $15.9 million and $19.4 million, respectively, for the three month periods ended September 30, 2018 and 2017 and $17.0 million and $18.9 million, respectively, for the nine month periods ended September 30, 2018 and 2017.

Fully taxable equivalent net interest income of $28.6 million for the three months ended September, 2018 increased $2.2 million, or 8.3%, from $26.4 million for the same period in 2017. Positive effects of increased average balances on loans, resulting from strong loan growth year over year, and increased interest rates on loans and investments were partially offset by the negative effect of increasing rates on deposit accounts and other funding sources. Net interest spread and net interest margin were 3.51% and 3.79%, respectively, for the third quarter of 2018 and 3.53% and 3.66%, respectively, for the third quarter of 2017. Interest expense increased due to rising deposit costs and adding higher-costing time deposits to the balance sheet. Management expects deposit rate pressure to continue to increase over the balance of 2018 and into 2019. Depositors are becoming more rate sensitive, competition remains strong, and Bancorp intends to continue growing its deposit base to support loan growth. Raising deposits more aggressively than that of our normal account acquisition strategies requires paying higher rates for deposits. Given these circumstances positive effects of future prime rate increases on loans could be offset by higher costs of deposits.

Fully taxable equivalent net interest income of $84.8 million for the nine months ended September 30, 2018 increased $7.6 million, or 9.8%, from $77.2 million for the same period in 2017. Positive effects of increased average balances on loans, resulting from strong loan growth in the first two quarters of 2018, and increased rates on other earning assets, were partially offset by the negative effect of increasing rates and average balances for all funding sources. Net interest spread and net interest margin were 3.61% and 3.82%, respectively, for the first nine months of 2018 and 3.52% and 3.63%, respectively, for the first nine months of 2017.

Average earning assets increased $129.3 million or 4.5%, to $2.99 billion for the three month period ended September 30, as compared with the same period in 2017, reflecting increases in the loan portfolio partially offset by decreases in federal funds sold and available-for-sale investments. Average interest bearing liabilities increased $87.5 million, or 4.5%, to $2.0 billion for the third quarter of 2018, as compared with the same period in 2017, primarily due to increases in the volume of interest bearing demand deposits, savings deposits, time deposits, and federal funds purchased and other short term borrowings, partially offset by decreases in money market deposits. Average earning assets increased $122.0 million or 4.3%, to $2.97 billion for the first nine months of 2018 as compared with 2017, reflecting increases in the loan portfolio partially offset by decreases in federal funds sold and available-for-sale securities. Average interest bearing liabilities increased $83.5 million, or 4.3%, to $2.0 billion for the first nine months of 2018, as compared with the same period in 2017. Increases in the volume of interest bearing demand deposits, savings deposits, time deposits, and federal funds purchased and other short term borrowings were partially offset by decreases in volume of money markets deposits.

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

The September 30, 2018 simulation analysis, which shows manageable interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and decreases of 100 to 200 basis points in interest rates would have a negative effect on net interest income. If rates rise 200 bps, net interest income increases 3.98%. The relatively small increase in net interest income for the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

Net interest income % change
Increase 200 bp	3.98
Increase 100 bp	1.99
Decrease 100 bp	(1.48)
Decrease 200 bp	(11.14)

Approximately 60% of Bancorp’s loan portfolio has fixed rates and 40% of its loan portfolio is priced at variable rates. With the Prime rate currently at 5.25%, virtually all of Bancorp’s variable rate loans now have interest rates at or above their floors. This effect is captured in the simulation analysis above. New and renewed fixed-rate loan pricing is subject to competitive conditions and prevailing interest rates. Fixed-rate loan pricing is generally indexed to the five-year treasury rate, and as the yield curve continues to flatten, fixed-rate loans may not provide a significant lift in yields.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to maintain an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The allowance for loan losses is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision for loan losses is determined and recorded. The provision reflects the results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. The provision for the first nine months of 2018, and the resulting allowance level, reflected a number of factors, including strong loan growth and application of qualitative considerations. Consistent with Bancorp’s methodology, the historical look-back period was extended from 28 to 32 quarters in the first quarter of 2018 in order to capture the effects of a full economic cycle. This expansion of the look-back period was applied to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio.    By extending the look-back period to 32 quarters to capture historical loss data for a full economic cycle, the allowance level increased approximately $1.3 million compared with a 28 quarter look-back period as of March 31, 2018.

Bancorp recorded loan loss provision of $735 thousand and $2.7 million for the three and nine month periods ended September 30, 2018, respectively, as compared with $150 thousand and $1.7 million for the same periods in 2017. The increases corresponded with significant loan growth experienced in the first six months of 2018 and other qualitative considerations. Key indicators of loan quality remained consistent with prior years. Bancorp considers the present asset quality metrics to be strong; however, recognizing the cyclical nature of the lending business, this trend is expected to normalize over the long term. Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, decreased to $5.0 million at September 30, 2018 from $6.1 million at September 30, 2017.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance for loan losses at September 30, 2018 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Stock Yards Bancorp, inc. and subsidiary

An analysis of the changes in the allowance for loan losses and selected ratios for the three and nine periods ended September 30, 2018 and 2017 follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Balance at the beginning of the period	$24,873	$25,115	$24,885	$24,007
Provision for loan losses	735	150	2,705	1,650
Loan charge-offs, net of recoveries	(386)	(317)	(2,368)	(709)
Balance at the end of the period	$25,222	$24,948	$25,222	$24,948
Average loans, net of unearned income	$2,531,604	$2,289,436	$2,496,267	$2,275,320
Provision for loan losses to average loans (1)	0.03%	0.01%	0.11%	0.07%
Net loan charge-offs to average loans (1)	0.02%	0.01%	0.09%	0.03%
Allowance for loan losses to average loans	1.00%	1.09%	1.01%	1.09%
Allowance for loan losses to period-end loans	1.00%	1.07%	1.00%	1.07%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. The increases in net loan charge-offs during 2018 over comparable 2017 periods were attributed primarily to one commercial relationship charged down to its net realizable value. The decline in the ratio of the allowance to period end loans in the first nine months of 2018 was mainly due to loan growth and the commercial loan charge-off that had been previously reserved. As a result the allowance remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

An analysis of net charge-offs by loan category for the three and nine month periods ended September 30, 2018 and 2017 follows:

(In thousands)	Three months		Nine months
	ended September 30,		ended September 30,
Net loan charge-offs (recoveries)	2018	2017	2018	2017

Commercial and industrial	$389	$280	$2,316	$642
Construction and development, excluding undeveloped land	-	-	-	-
Undeveloped land	-	-	-	-
Real estate mortgage - commercial investment	(1)	(16)	(3)	(52)
Real estate mortgage - owner occupied commercial	14	-	14	-
Real estate mortgage - 1-4 family residential	-	(1)	-	(5)
Home equity	(50)	(5)	(54)	4
Consumer	34	59	95	120
Total net loan charge-offs	$386	$317	$2,368	$709

Stock Yards Bancorp, inc. and subsidiary

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses for the three and nine month periods ended September 30, 2018 and 2017.

	Three months			Nine months
	ended September 30,			ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change

Non-interest income:
Wealth management and trust services	$5,380	$5,025	7.1%	$16,224	$15,272	6.2%
Deposit service charges	1,482	1,568	(5.5)	4,340	4,583	(5.3)
Debit and credit cards	1,759	1,492	17.9	4,956	4,412	12.3
Treasury management	1,151	1,083	6.3	3,311	3,187	3.9
Mortgage banking	712	781	(8.8)	2,034	2,380	(14.5)
Gain on call of securities available for sale	-	31	(100.0)	-	31	(100.0)
Net investment product sales commissions and fees	444	404	9.9	1,245	1,147	8.5
Bank owned life insurance	186	204	(8.8)	564	964	(41.5)
Other	312	357	(12.6)	1,096	1,116	(1.8)
Total non-interest income	$11,426	$10,945	4.4%	$33,770	$33,092	2.0%
Non-interest expenses:
Compensation	$11,607	$10,614	9.4%	$34,280	$31,849	7.6%
Employee benefits	2,501	2,368	5.6	$7,646	7,392	3.4
Net occupancy and equipment	1,914	1,937	(1.2)	5,543	5,626	(1.5)
Technology and communication	2,183	1,905	14.6	6,643	5,873	13.1
Marketing and business development	740	611	21.1	2,191	1,743	25.7
Postage, printing, and supplies	370	355	4.2	1,161	1,108	4.8
Legal and professional	501	571	(12.3)	1,498	1,642	(8.8)
FDIC insurance	238	242	(1.7)	718	716	0.3
Amortization/impairment of investment in tax credit partnerships	-	616	(100.0)	58	1,847	(96.9)
Capital and deposit based taxes	738	732	0.8	2,452	2,262	8.4
Other	989	1,217	(18.7)	2,754	3,314	(16.9)
Total non-interest expenses	$21,781	$21,168	2.9%	$64,944	$63,372	2.5%

Stock Yards Bancorp, inc. and subsidiary

Non-interest income

The largest component of non-interest income is wealth management and trust revenue. The magnitude of WM&T revenue distinguishes Bancorp from most other community banks of similar asset size. Trust assets under management totaled $2.97 billion at September 30, 2018, an 8.1% increase compared with $2.75 billion at September 30, 2017. Assets under management are stated at market value and the 2018 increase was the result of both a rising stock market year over year and a continuance of new clients added. WM&T revenue, which constitutes an average of 48% of non-interest income, increased $355 thousand, or 7.1%, and $952 thousand, or 6.2%, for the three and nine month periods ended September 30, 2018 respectively, compared with the same periods in 2017. Recurring fees, which generally comprise over 98% of the WM&T revenue, increased $307 thousand, or 6.2%, and $893 thousand or 5.9% for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are typically assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of assets under management. Total non-recurring fees increased $48 thousand and $60 thousand for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

The following table provides information regarding assets under management (AUM) by WM&T as of September 30, 2018 and 2017. This table demonstrates that:

•     Approximately 80% of AUM are actively managed.

•     Non-managed employee benefit plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of managed assets are in personal trust, agency, and investment advisory accounts.

Assets Under Management by Account Type	September 30, 2018		September 30, 2017
	Assets		Assets
(In thousands)	Managed	Non- managed (1)	Managed	Non- managed (1)

Personal trust accounts	$578,020	$83,744	$567,222	$96,005
Personal individual retirement acounts	377,097	1,809	340,159	7,142
Corporate retirement accounts	50,722	401,055	56,515	382,803
Investment advisory accounts	1,176,751	18,876	995,769	20,169
Foundation and endowment accounts	205,496	1,208	220,722	-

Total fiduciary accounts	$2,388,086	$506,692	$2,180,387	$506,119
Custody and safekeeping accounts	-	73,990	-	59,490

Totals	$2,388,086	$580,682	$2,180,387	$565,609
Total managed and non-managed assets	$2,968,768		$2,745,996

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

Stock Yards Bancorp, inc. and subsidiary

The table below presents data regarding WM&T managed assets by class of investment for the periods ending September 30, 2018 and 2017. This table demonstrates that:

•	Managed assets are invested in instruments for which market values can be readily determined.
•	The majority of these instruments are sensitive to market fluctuations.
•	The composition of managed assets is divided approximately 64% in equities and 36% in fixed income securities, and this composition is relatively consistent from year to year, and
•	The bank has no proprietary mutual funds.

Managed Assets by Class of Investment
	As of September 30,
(In thousands)	2018	2017

Interest bearing deposits	$103,148	$122,787
US Treasury and government agency obligations	59,125	42,293
State, county and municipal obligations	128,885	132,431
Money market mutual funds	5,221	8,211
Equity mutual funds	603,530	548,972
Other mutual funds - fixed, balanced, and municipal	299,768	310,779
Other notes and bonds	149,087	120,155
Common and preferred stocks	913,468	795,732
Real estate mortgages	356	373
Real estate	50,331	43,664
Other miscellaneous assets (1)	75,167	54,990

Total managed assets	$2,388,086	$2,180,387

(1) Includes client directed instruments including, rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Stock Yards Bancorp, inc. and subsidiary

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the three and nine-month periods ended September 30, 2018 and 2017. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Fiduciary and Related Services Income
	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Personal trust accounts	$1,730	$1,691	$5,512	$5,523
Personal individual retirement accounts	903	832	2,645	2,426
Corporate retirement accounts	353	373	1,093	1,161
Investment advisory accounts	2,121	1,895	6,270	5,471
Foundation and endowment accounts	134	135	419	400
Custody and safekeeping acounts	42	36	128	119
Brokerage and insurance services	12	9	42	28
Other	85	54	115	144

Total	$5,380	$5,025	$16,224	$15,272

Additional sources of non-interest income

Deposit service charges decreased $86 thousand, or 5.5%, and $243 thousand or 5.3% for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. Service charge income is driven by transaction volume, which can fluctuate throughout the year. Both the quarterly and year-to-date variances reflect declines in fees earned on overdrawn checking accounts, which decreased by $124 thousand and $113 thousand for the respective three and nine month periods ended September 30, 2018. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions.

Debit and credit card revenue increased $267 thousand, or 17.9%, and $544 thousand, or 12.3% for the respective three and nine month periods ended September 30 2018, as compared with the same periods in 2017. Bankcard transaction revenue primarily represents income the Bank derives from customers’ use of debit and credit cards. The increase in third quarter and year-to-date revenues reflected increased volume resulting from commercial credit cards, as this product is still in its early development at the Company. Commercial credit card income increased $108 thousand or 39.1% and $263 thousand or 33.1% for the respective three and nine month periods ended September 30, 2018, compared with the same periods of 2017. Volume, which is dependent upon customer behavior and new accounts, is expected to continue to increase. In contrast, interchange income is based on rates set by service providers in a competitive market. Debit card interchange income increased $138 thousand or 11.35%, and $259 thousand or 7.2% for the three and nine months periods ended September 30, 2018, respectively, as compared with the same periods of 2017. Bancorp expects a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in accounts is anticipated to offset the decline in rates.

Treasury management revenue primarily consists of fees earned for cash management services provided to commercial customers. Treasury management fee income increased as a result of higher volumes $68 thousand, or 6.3%, and $124 thousand or 3.9% for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. This category has been a growing source of revenue for Bancorp. Bancorp continues to expect growth in this income category based upon continued penetration into its large commercial customer base as more existing customers take advantage of offered services.

Stock Yards Bancorp, inc. and subsidiary

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $69 thousand, or 8.8%, and $346 thousand or 14.5% for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017, primarily due to lower transaction volume. Rising interest rates in 2018 resulted in a slowing of refinancing activity, which affected both the quarterly and year-to-date results.

Investment product sales commissions and fees net of variable costs increased $40 thousand, or 9.9%, and $98 thousand, or 8.5%, respectively, for the three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. The increases in both periods correspond primarily to overall brokerage volume. Investment product sales commissions and fees earned consist primarily of stock, bond and mutual fund sales as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Income related to bank-owned life insurance (BOLI) decreased $18 thousand or 8.8%, and $400 thousand or 41.5%, respectively, for the three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. The quarterly decline in revenue is attributed primarily to decreasing crediting rates on investments, whereas the year-to-date decrease primarily resulted from receiving death benefit proceeds of $348 thousand in the second quarter of 2017. BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits.

Other non-interest income decreased $45 thousand, or 12.6%, and $20 thousand or 1.8% for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. This category includes a variety of other income sources, none of which resulted in individually significant variances.

Non-interest expenses

Compensation, which includes salaries, incentives, bonuses, and stock-based compensation, increased $993 thousand, or 9.4%, and $2.4 million or 7.6% for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. The increase in both the three month and nine month period comparisons reflected higher salaries as well as increased production and performance based compensation, including stock compensation. At September 30, 2018, Bancorp had 593 full-time equivalent employees compared with 581 at September 30, 2017.

Employee benefits consists of all personnel related expense not included in compensation, with the two most significant items being health insurance and payroll taxes. Employee benefits increased $133 thousand or 5.6%, and $254 or 3.4% for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. Health insurance expense increased $74 thousand and $176 thousand in the respective three and nine month period comparisons. Bancorp is self-insured, and health insurance costs fluctuate based on levels of claims. Payroll taxes increased $38 thousand and $56 thousand for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017, corresponding with the increases in salaries. Bancorp’s 401K match contribution expense increased $28 thousand and $120 thousand in the third quarter and the first nine months of the year, as compared with the same periods in 2017, respectively, reflecting a growing employee base, higher salaries and levels of participation.

Stock Yards Bancorp, inc. and subsidiary

Net occupancy and equipment expense decreased $23 thousand, or 1.2% in the third quarter, while decreasing $83 thousand or 1.5%, for the nine month period ended September 30, 2018, as compared with the same periods in 2017. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Technology and communications expense increased $278 thousand, or 14.6%, and $770 thousand or 13.1%, in the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017. The increases were largely a result of increases in computer infrastructure upgrade and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of delivery channels and internal resources. Debit and credit card expenses increased $36 thousand and $83 thousand in the respective three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017, largely as a result of increased transaction volume, particularly with the growing commercial credit card portfolio. Bancorp outsources processing for debit and credit card operations, which generate significant revenue. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers and acquiring new business. These expenses increased $129 thousand or 21.1%, and $448 thousand, or 25.7%, in the respective three and nine month periods ended September 30, 2018 as compared with the same periods of 2017, due largely to a procedural change that led to timing differences in recognizing community donation expenses. Donations were $18 thousand and $220 thousand higher for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. Advertising expenses increased $56 thousand and $117 thousand for the respective three and nine month periods, primarily due to costs associated with deposit gathering campaigns in the second and third quarters of 2018.

Postage, printing and supplies expenses increased $15 thousand or 4.2%, and $53 thousand, or 4.8%, in the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods in 2017.

Legal and professional fees decreased $70 thousand, or 12.3%, and $144 thousand or 8.8%, in the respective three and nine month periods ending September 30, 2018, as compared with the same periods in 2017. Legal fees decreased $50 thousand and $186 thousand in the respective three and nine month periods due to fluctuations associated with the normal course of business. Professional and consulting fees decreased $20 thousand and increased $42 thousand for the respective three and nine month periods. These fees fluctuate with the timing of the need for such services.

FDIC insurance expense was essentially flat for the three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. The assessment is calculated quarterly by the FDIC based upon the size and risk profile of the Company.

Amortization/impairment of investments in tax credit partnerships decreased $616 thousand, or 100%, and $1.8 million, or 96.9%, for the three and nine month periods ended September 30, 2018, respectively, as compared with the same periods of 2017. This expense reflects amortization/impairment of investments in partnerships which generate federal income tax credits and vary widely depending upon the timing and magnitude of investments and related amortization/impairment. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared with the amortization results in a positive effect on net income. As a result of tax reform, unless new investments in tax credit partnerships qualify under transitional provisions, the term over which these transactions are recorded will extend from one year to five years. The longer term will help eliminate wide fluctuations in amortization/impairment and corresponding income tax benefit. See the Income Taxes section below for details on amortization/impairment and income tax impact for these credits.

Stock Yards Bancorp, inc. and subsidiary

Other non-interest expenses decreased $228 thousand or 18.7%, and $560 thousand, or 16.9%, for the respective three and nine month periods ended September 30, 2018, as compared with the same periods in 2017. 2017 period expenses included a third quarter charge of $266 thousand related to an estimated loss from certain administrative proceedings arising in the course of business. For the three month period ended September 30, gains on sales of other real estate, which offset expense, declined $103 thousand, as compared with the same period in 2017. For the nine month period ended September 30, 2018, reduced losses on other repossessed assets of $70 thousand, decreased losses from fraud in customer accounts of $131 thousand, reduced MSR amortization of $110 thousand, and reduced administrative accruals of $266 thousand resulted in overall expense reduction.

Income Taxes

Income tax expense decreased $541 thousand, or 13.2%, and $1.8 million, or 15.8%, for the third quarter and the first nine months of 2018, respectively, as compared with the same periods of 2017. The effective rate for the three and nine month periods ended September 30, 2018 was 20.4% and 19.3%, respectively, as compared with 25.9% and 25.9%, respectively, for the same periods in 2017. The decrease in the effective tax rate from 2017 to 2018 was due to the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The 2017 effective tax rate was significantly decreased by the positive effects of stock-based compensation and federal income tax credits. Bancorp invests in certain partnerships that yield federal income tax credits. These tax credits provided a greater reduction of 2017 tax expense and effective tax rate than 2018. Taken as a whole, the tax benefit of these investments exceeds amortization expense associated with them, resulting in a positive impact on net income.

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

Balance Sheet

Total assets increased to $3.3 billion as of September 30, 2018 compared with $3.2 billion at December 31, 2017. In the first nine months of 2018 an increase in loans was offset by decreased cash held and invested short term as those funds were used to fund loan growth. Loans increased $125 million, or 5.2%, with the organic loan production and net growth occurring across all markets and in most loan categories. Loan growth reflected ongoing expansion in key lending categories such as commercial and industrial lending and commercial real estate lending. Bancorp has remained well under regulatory guidelines for commercial real estate. Securities available-for-sale decreased $24.4 million or 4.3% over the first nine months of 2018. The decrease included market value changes in the portfolio with unrealized losses at September 30, 2018 of $11.3 million as compared with unrealized losses of $2.9 million at December 31, 2017. Included in securities available-for-sale are short term obligations of U.S. Treasury or U.S. government sponsored entities. These securities, which totaled $200 million at September 30, 2018 and $150 million at December 31, 2017, normally have a maturity of less than one month, and are purchased at quarter-end as part of a tax minimization strategy. Funds from other maturing available-for-sale investments were used to fund loan growth. Federal Home Loan Bank stock increased $2.7 million or 35.6% to facilitate additional borrowing capacity.

Stock Yards Bancorp, inc. and subsidiary

Total liabilities increased $65.8 million to $2.97 billion as of September 30, 2018, compared with $2.91 billion at December 31, 2017. Total deposits increased $19.7 million or 0.8%, with increases in non-interest bearing deposit accounts, $30.7 million or 4.5%; savings accounts, $2.0 million, or 1.3%; and time deposits, $97.5 million or 41.4%. Interest bearing demand deposit accounts decreased $67.8 million, or 8.1%, as did money market deposit accounts, $42.7 million, or 6.3%. Securities sold under agreements to repurchase decreased $16.6 million, or 23.5%, due to normal cyclical activity. Federal funds purchased and other short-term borrowing increased $70.0 million, or 43.4%, period to period. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities decreased $6.8 million or 14.8% largely due to a decrease in taxes payable.

Elements of Loan Portfolio

The following table sets forth the major classifications of the loan portfolio.

(in thousands)
Loans by Type	September 30, 2018	December 31, 2017

Commercial and industrial	$816,252	$779,014
Construction and development, excluding undeveloped land	211,415	195,912
Undeveloped land (1)	21,692	18,988
Real estate mortgage:
Commercial investment	630,000	594,902
Owner occupied commercial	420,098	398,685
1-4 family residential	274,409	262,110
Home equity - first lien	46,062	57,110
Home equity - junior lien	67,105	63,981
Subtotal: real estate mortgage	1,437,674	1,376,788
Consumer	47,450	38,868

Total loans	$2,534,483	$2,409,570

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At September 30, 2018 and December 31, 2017, the total participated portions of loans of this nature were $11.3 million and $18.2 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the September 30, 2018 allowance for loan losses reflected a number of factors, primarily qualitative considerations, loan growth, and expansion of the historical look-back period from 28 quarters to 32 quarters. This expansion of the historical period was applied to all classes and segments of our portfolio. The expansion of the look-back period for the historical loss rates used in the quantitative allocation caused us to review the overall methodology for the qualitative factors to ensure we were consistently capturing the risk not addressed in the historical loss rates used in the quantitative allocation. Management believes the extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance for loan loss can be read in the Company’s annual 10K.

As of September 30, 2018 the allowance for loan loss was $25.2 million, as compared with $24.9 million at December 31, 2017. For the comparative periods, the allowance as a percent of average loans was 1.00% and 1.07%, respectively. The allowance as a percent of period end loans, as of each period end, 1.00% and 1.03%, respectively. The decline in the first nine months of 2018 was mainly due to loan growth and charge-offs that had been previously reserved, and remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017

Non-accrual loans (1)	$3,982	$6,511
Troubled debt restructuring	792	869
Loans past due 90 days or more and still accruing	212	2

Non-performing loans	4,986	7,382

Foreclosed real estate	1,604	2,640

Non-performing assets	$6,590	$10,022

Non-performing loans as a percentage of total loans	0.20%	0.31%
Non-performing assets as a percentage of total assets	0.20%	0.31%

Total non-performing assets as of September 30, 2018 were comprised of 25 non-accrual loans, ranging in amount from $2 thousand to $528 thousand, four accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at September 30, 2018 included raw land, commercial real estate, and a commercial building lot.

(1)	No TDRs previously accruing were moved to non-accrual during the three or nine month periods ending September 30, 2018. No TDRs were on non-accrual as of September 30, 2018 or December 31, 2017.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth the major classifications of non-accrual loans:

Non-accrual loans by type

(In thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$450	$321
Construction and development, excluding undeveloped land	380	664
Undeveloped land	474	474

Real estate mortgage
Real estate mortgage - commercial investment	-	52
Real estate mortgage - owner occupied commercial	1,056	3,332
Real estate mortgage - 1-4 family residential	1,507	1,637
Home equity	115	31
Subtotal: Real estate mortgage	2,678	5,052
Consumer loans	-	-
Total non-accrual loans	$3,982	$6,511

c)	Liquidity

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities, federal funds sold and interest bearing deposits with banks. Federal funds sold and interest bearing deposits totaled $54.5 million at September 30, 2018. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $550.1 million at September 30, 2018. The portfolio includes maturities of approximately $221.0 million over the next twelve months, including $200 million of short-term securities which matured in October 2018. Combined with federal funds sold and interest bearing deposits, these offer resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At September 30, 2018, total investment securities pledged for these purposes comprised 56% of the available-for-sale investment portfolio, leaving $240.5 million of unpledged securities.

Stock Yards Bancorp, inc. and subsidiary

Bancorp has a large base of core deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000. At September 30, 2018, such deposits totaled $2.5 billion and represented 97% of Bancorp’s total deposits, as compared with $2.6 billion, or 99% of total deposits at December 31, 2017. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. However, many of Bancorp’s customers’ deposit account balances are historically high. As market conditions continue to improve, these balances may decrease, putting some strain on Bancorp’s liquidity position. To offset tightening liquidity resulting from loan growth experienced by Bancorp in the past 12 months, the Company has added liquidity to the balance sheet by implementing a deposit gathering campaign targeting CD growth within Bancorp’s markets. Bancorp has also begun adding brokered deposits as a secondary source of funding. Bancorp had $29.8 million brokered deposits as of September 30, 2018, compared with no brokered deposits as of December 31, 2017.

Included in the total deposit balances at September 30, 2018 is $131.5 million of public funds deposits generally comprised of operating accounts from local government agencies and public school districts in our markets, as opposed to seasonal, more volatile deposits.

Other sources of funds available to meet daily needs include the sales of securities under agreement to repurchase. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. At September 30, 2018, available credit from the FHLB totaled $303.8 million. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105 million at September 30, 2018.

At September 30, 2018, Bancorp had a total of $200 million of outstanding cash management advances from the FHLB, which matured in the first week of October 2018 and were used to manage Bancorp’s overall cash position. Due to the short terms of the advances, they were recorded on the consolidated balance sheet within federal funds purchased and other short-term borrowings.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At September 30, 2018, the Bank could pay up to $74.2 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

d)	Capital Resources

At September 30, 2018, stockholders’ equity totaled $353.0 million, an increase of $19.3 million since December 31, 2017. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of the changes in equity since the end of 2017. One component of equity is accumulated other comprehensive loss which, for Bancorp, consists of net unrealized gains or losses on securities available-for-sale and hedging instruments, as well as a minimum pension liability, each net of taxes. Accumulated other comprehensive loss was $8.6 million at September 30, 2018, compared with a loss of $1.9 million on December 31, 2017. The $6.7 million fluctuation is primarily a reflection of the effect of the changing interest rate environment during the first nine months of 2018 on the valuation of Bancorp’s portfolio of securities available-for-sale.   Bancorp adopted ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018. Accordingly, stranded items in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 totaling $506 thousand were reclassified into retained earnings.

Stock Yards Bancorp, inc. and subsidiary

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017

Total risk-based capital (1)
Consolidated	13.50%	13.52%
Bank	13.15	13.07

Common equity tier 1 risk-based capital (1)
Consolidated	12.61	12.57
Bank	12.25	12.12

Tier 1 risk-based capital (1)
Consolidated	12.61	12.57
Bank	12.25	12.12

Leverage (2)
Consolidated	11.40	10.70
Bank	11.08	10.32

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

Stock Yards Bancorp, inc. and subsidiary

As of September 30, 2018, Bancorp meets the requirements to be considered well capitalized under the rules, and is not subject to limitations due to the capital conservation buffer.

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

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under US GAAP.

(In thousands, except per share data)	September 30, 2018	December 31, 2017
Total equity	$352,980	$333,644
Less core deposit intangible	(1,098)	(1,225)
Less goodwill	(682)	(682)
Tangible common equity	$351,200	$331,737

Total assets	$3,324,797	$3,239,646
Less core deposit intangible	(1,098)	(1,225)
Less goodwill	(682)	(682)
Total tangible assets	$3,323,017	$3,237,739

Total shareholders' equity to total assets	10.62%	10.30%
Tangible common equity ratio	10.57	10.25

Number of outstanding shares	22,746	22,679

Book value per share	$15.52	$14.71
Tangible common equity per share	15.44	14.63

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under US GAAP.

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Non-interest expense	$21,781	$21,168	$64,944	$63,372

Net interest income (tax-equivalent)	28,590	26,372	84,751	77,223
Non-interest income	11,426	10,945	33,770	33,092
Total revenue	$40,016	$37,317	$118,521	$110,315

Efficiency ratio	54.4%	56.7%	54.8%	57.4%

(amounts in thousands)	2018	2017	2018	2017
Non-interest expense	$21,781	$21,168	$64,944	$63,372
Less: amortization of investments in tax credit partnerships	-	(616)	(58)	(1,847)
Adjusted non-interest expense	21,781	20,552	64,886	61,525

Net interest income (tax-equivalent)	28,590	26,372	84,751	77,223
Non-interest income	11,426	10,945	33,770	33,092
Total revenue	$40,016	$37,317	$118,521	$110,315

Adjusted efficiency ratio	54.4%	55.1%	54.7%	55.8%

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

Changes in Internal Control over Financial Reporting

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers, there were no significant changes during the quarter ended September 30, 2018 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Stock Yards Bancorp, inc. and subsidiary

PART II – OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31	344	$38.86	—	—
Aug 1 - Aug 31	257	38.74	—	—
Sep 1 - Sep 30	601	38.81	—	—
Total	1,202	$38.81	—	—

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

101

The following financial statements from the Stock Yards Bancorp, Inc. September 30, 2018
Quarterly Report on Form 10-Q, filed on November 2, 2018, formatted in eXtensible
Business Reporting Language (XBRL):

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

STOCK YARDS BANCORP, INC.

Date: November 2, 2018	By: /s/ James A. Hillebrand James A. Hillebrand, Chief Executive Officer

Date: November 2, 2018	By: /s/ Nancy B. Davis Nancy B. Davis, Executive Vice President, Treasurer and Chief Financial Officer