Form 10-K
period 2018-12-31
Stock Yards Bancorp, Inc.
filed 2019-02-28
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2018	1-13661

STOCK YARDS BANCORP, INC.

1040 East Main Street
Louisville, Kentucky 40206
(502) 582-2571

Incorporated in Kentucky	I.R.S. No. 61-1137529

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☑

The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $786,898,457.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 22, 2019, was 22,791,883.

Documents Incorporated By Reference

Portions of Registrant’s definitive proxy statement related to Registrant’s Annual Meeting of Shareholders to be held on April 25, 2019 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

STOCK YARDS BANCORP, INC.
Form 10-K
Index

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Allowance	Allowance for loan and lease losses
ASU	Accounting Standards Update
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank Owned Life Insurance
BP	Basis Point = 1/100th of one percent
CEO	Chief Executive Officer
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
KING	King Bancorp, Inc.
KSOP	Combined employee profit sharing and stock ownership plan
LIBOR	London Interbank Offered Rate
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Right
OAEM	Other Assets Especially Mentioned
Oldham	THE BANCORP, Inc.
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Prime	Wall Street Journal Prime Rate
Provision	Provision for loan and lease losses
PSU	Performance Stock Unit
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SEC	Securities and Exchange Commission
SVP	Senior Vice President
TDRs	Troubled Debt Restructurings
US GAAP	United States Generally Accepted Accounting Principles
WM&T	Wealth Management and Trust

Part I

Item 1.	Business

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

Stock Yards Bank & Trust Company

Stock Yards Bank & Trust Company is the banking and sole subsidiary of Bancorp and was chartered in 1904.  The Bank is headquartered in Louisville, Kentucky and provides commercial and personal banking services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 38 full service banking offices.  The Bank is chartered under the laws of the Commonwealth of Kentucky.  In addition to traditional commercial and personal banking activities, the Bank has a wealth management and trust department (“WM&T”) offering a wide range of investment management, trust, employee benefit plan, estate administration, and financial planning services.   The Bank also originates and sells single-family residential mortgages. Additionally, the Bank offers securities brokerage services via its branch network through an arrangement with a third party broker-dealer.

At December 31, 2018, Stock Yards Bank & Trust Company had 591 full-time equivalent employees. Employees of Stock Yards Bank & Trust Company are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan (“KSOP”). Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

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

The Gramm-Leach-Bliley Act (the “GLB Act”) allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company (“FHC”). The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent Community Reinvestment Act examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish a FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions.  In 2012, management of Bancorp elected to become and became a FHC.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. This extensive and complex legislation contained many provisions affecting the banking industry, including but not limited to:

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
●

Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, investor protection.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA, and banking regulators take into account CRA ratings when considering approval of certain applications. An unsatisfactory CRA rating could, among other things, result in the denial or delay of corporate applications filed by Bancorp or the Bank for proposed activities such as branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.

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

The Bank is subject to the Bank Secrecy Act and the USA Patriot Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Act. The Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

●	a common equity Tier 1 capital ratio of 4.5%,
●	a Tier 1 risk-based capital ratio of 6% (increased from 4%),
●	a total risk-based capital ratio of 8% (unchanged from previous rules), and
●	a Tier 1 leverage ratio of 4% for all institutions.

The rules also established a “capital conservation buffer” of 2.5%, to be phased in over three years between 2016 and 2019, above the regulatory minimum risk-based capital ratios, and will result in the following minimum ratios once the capital conservation buffer is fully phased in:

●	a common equity Tier 1 risk-based capital ratio of 7.0%,
●	a Tier 1 risk-based capital ratio of 8.5%, and
●	a total risk-based capital ratio of 10.5%.

The capital conservation buffer requirement began being phased in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the capital conservation buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Bancorp elected to opt-out of this requirement.

As of December 31, 2018, Bancorp met the requirements to be considered well-capitalized and is not subject to limitations due to the capital conservation buffer.

Available Information

Bancorp files reports with the Securities and Exchange Commission (“SEC”) including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with the SEC.

Item 1A.	Risk Factors

Investment in Bancorp’s common stock involves risk, and Bancorp’s profitability and success may be affected by a number of factors including those discussed below.

Financial condition and profitability depend significantly on local and national economic conditions.

The Company’s success depends on general economic conditions both locally and nationally. Most of Bancorp’s customers are in the Louisville, Indianapolis, and Cincinnati metropolitan areas. Compared to regional or national financial institutions, Bancorp is less able to spread risks of unfavorable local economic conditions across a large number of diversified economies. Some of Bancorp’s customers are directly impacted by the local economy while others have more national or global business dealings. Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in the Company’s market area.

Bancorp offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Bancorp’s loans are typically secured by real estate (both residential and commercial) primarily in Bancorp’s market areas. In instances where borrowers are unable to repay their loans and there has been deterioration in the value of loan collateral, Bancorp could experience higher loan losses which could have a material adverse effect on financial condition, and results of operations.

If actual loan losses are greater than Bancorp’s assumption for loan losses, earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, collateral securing payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans. Accordingly, Bancorp might experience significant credit losses which could have a material adverse effect on operating results. Bancorp makes various assumptions and judgments about collectability of the loan portfolio, including creditworthiness of borrowers and value of collateral for repayment of many loans. In determining the adequacy of the allowance for loan and lease losses (“allowance”), Bancorp considers, among other factors, an evaluation of economic conditions and Bancorp’s loan loss experience. If Bancorp’s assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may be insufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on financial results.

Federal and state regulators annually review Bancorp’s allowance and may require an increase in the provision for loan losses or loan charge-offs. If regulatory agencies require any increase in the provision for loan losses or loan charge-offs for which Bancorp had not allocated, it would have a negative effect on financial results.

Fluctuations in interest rates could reduce profitability.

Bancorp’s primary source of income is from net interest spread, the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Bancorp expects to periodically experience gaps in interest rate sensitivities of Bancorp’s assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to Bancorp’s position, this gap will work against Bancorp and earnings will be negatively affected.

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	inflation or deflation
●	recession
●	a rise in unemployment
●	tightening money supply
●	international disorder and instability in foreign financial markets
●	the Federal Reserve’s actions to control interest rates

The Federal Reserve increased the overnight federal funds rate four times in 2018 which led to the Wall Street Journal Prime lending rate (“Prime”) increasing from 4.50% to 5.50%. Bancorp typically benefits from a rising interest rate environment, as the majority of the Company’s variable rate loans are tied to Prime with a lesser amount tied to the London Interbank Offering Rate (“LIBOR”). While variable rate loans have re-priced at higher rates Bancorp has also increased deposit rates in response to market pressure and funding needs. Deposit rates generally do not reprice as quickly as loans which positively affects earnings as rates rise in the short term. Market expectations are for the Federal Reserve to leave the federal funds rate at 5.50% for the duration of 2019. In addition, a flattening yield curve is widely anticipated, with the possibility of short term rates at some point exceeding longer term rates, resulting in an inverted yield curve. Deposit rates tend to be tied to the short end of the rate curve, while fixed-rate loans are largely priced based upon longer term rates, specifically five-year offerings. A flattening or inverted yield curve may increase Bancorp’s funding costs while limiting rates that can be earned on loans and investments, thereby decreasing net interest income and earnings. Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings as Bancorp competes for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings to Bancorp. Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition. Bancorp’s most recent earnings simulation model estimating the impact of changing interest rates on earnings for the next 12 months indicates net interest income will increase approximately 6% if interest rates immediately increase 200 basis points and decrease approximately 13% if rates immediately decrease 200 basis points. In 2019 Bancorp anticipates completing the purchase of King Bancorp, Inc., which will further add to funding pressure and could result in higher rates paid on deposits.

Bancorp is subject to funding risk.

Funding risk represents dependence Bancorp has on large commercial deposit relationships. Approximately 40% of Bancorp’s total deposits are centralized in accounts with balances $500,000 or greater. Bancorp considers these deposits core funds as they represent long-standing, full-service relationships and are a testament to Bancorp’s commitment to partner with business clients by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or moved out of the Bank altogether could impact Bancorp’s ability to capitalize on growth opportunities and meet current obligations. Bancorp has secondary sources of funding to draw upon as needed but the cost of those funds would be higher than typical deposit accounts which would negatively impact the financial condition and results of operation.

Significant stock market volatility could negatively affect Bancorp’s financial results.

Income from WM&T constitutes approximately 47% of non-interest income. Trust assets under management are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of WM&T fees are based on market values which generally fluctuate with overall capital markets.

Capital and credit markets experience volatility and disruption from time to time. These conditions place downward pressure on credit availability, credit worthiness and customers’ inclinations to borrow. Prolonged volatility or a significant disruption could negatively impact customers’ ability to seek new loans or to repay existing loans. Personal wealth of many borrowers and guarantors has historically added a source of financial strength to certain loans and would be negatively impacted by severe market declines. Sustained reliance on personal assets to make loan payments would result in deterioration of their liquidity, and could result in loan defaults.

Competition with other financial institutions could adversely affect profitability.

Bancorp operates in a highly competitive industry that could become even more so as a result of earnings pressure of peer organizations, legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition in price and structure of financial products from banks and other financial institutions. In recent years, credit unions have expanded their lending mix and now compete heavily with banks in the commercial real estate market. Non-traditional providers high risk tolerance for fixed rate, long-term loans has adversely affected Bancorp’s net loan growth and results of operations. Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, Bancorp must remain relevant as a place where consumers and businesses value personal service while other institutions offer these services without human interaction. The variety of sources of competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition.

An extended disruption of vital infrastructure could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s operations depend upon, among other things, infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, terrorist activity or the domestic and foreign response to such activity, or other events outside of Bancorp’s control could have a material adverse impact on the financial services industry, the economy as a whole, and on Bancorp’s business, results of operations and financial condition. Bancorp’s business continuity plan may not work as intended or may not prevent significant interruption of operations. Occurrence of any failures or interruptions of information systems could damage Bancorp’s reputation, result in loss of customer business, subject the Company to additional regulatory scrutiny, or expose Bancorp to civil litigation and possible financial liability, any of which could have an adverse effect on Bancorp’s financial condition and results of operations.

Security breaches or incidences of fraud could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. Bancorp has invested in multiple preventative tools in an attempt to protect customers from cyber threats and corporate account takeover. Bancorp regularly provides educational information regarding cyber threats to customers. Bancorp utilizes multiple third-party vendors who have access to the Company’s assets via electronic media. While Bancorp requires third parties, many of whom are small companies, to have similar or superior controls in place, there is no guarantee that a breach of information could not occur. Activities of the Bank that subject Bancorp to risk of fraud by customers, employees, vendors, or members of the general public include ACH transactions, wire transactions, ATM transactions, checking transactions, and loan originations. Repeated incidences of fraud or a single large occurrence would adversely impact Bancorp’s reputation and results of operations.

Bancorp’s credit metrics are currently at historically strong levels and this trend could normalize over time.

During 2018, Bancorp’s asset quality metrics trended within a narrow range and exceeded benchmarks of the past several years to reach historically strong levels. Bancorp realizes that present asset quality metrics are exceptionally positive and, recognizing the cyclical nature of the lending business, the Company anticipates this trend will most likely normalize over time.

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

Policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding Bancorp’s judgments and estimates pertaining to these matters, there can be no assurances that actual results will not differ from those estimates. See the “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Bancorp is dependent upon outside third parties for processing and handling of the Company’s records and data.

Bancorp relies on software developed by third-party vendors to process various transactions. In some cases, Bancorp has contracted with third parties to run their proprietary software on the Company’s behalf. While Bancorp performs a review of controls instituted by applicable vendors over these programs in accordance with industry standards and performs testing of user controls, the Company relies on continued maintenance of controls by these third-party vendors, including safeguards over security of client data. Bancorp may incur a temporary disruption in the Company’s ability to conduct business or process transactions, or incur reputational damage, if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on Bancorp’s business. Further, if these third-party service providers experience difficulties, or should terminate their services, and the Company is unable to replace them on a timely basis, Bancorp’s business operations could be interrupted. If an interruption were to continue for a significant period of time, or if the Company incurred excessive costs involved with replacing third-party service provider, the Company’s business, financial condition and results of operations could be adversely affected.

Bancorp may not be able to attract and retain skilled people.

Bancorp’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in the industry and markets in which Bancorp engages can be intense, and the Company may not be able to retain or hire the people wanted or needed. To attract and retain qualified employees, Bancorp must compensate them at market levels. If Bancorp is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain the Company’s competitive position, Bancorp’s performance, including the Company’s competitive position, could suffer, and, in turn, adversely affect Bancorp’s business, financial condition or results of operations.

Bancorp invests in partnerships that generate federal income tax savings and these may not continue.

Bancorp invests in certain partnerships that yield federal income tax credits resulting in higher net income for Bancorp. These transactions may also include lending to developers, further enhancing profitability of the transaction.  These transactions typically involve a very limited number of counterparties. Availability and suitability of these transactions are not particularly predictable and may not continue to be favorable to Bancorp. Recently enacted income tax reform could result in fewer transactions and the extent to which federal income tax credits favorably affect Bancorp’s net income. Therefore the positive effect on Bancorp’s net income may not continue at levels previously experienced.

Changes in customer use of banks could adversely affect Bancorp’s financial condition and results of operations.

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

The Current Expected Credit Loss (“CECL”) accounting standard will result in a significant change in how Bancorp recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. Whereas the incurred loss model delays recognition of loss on financial instruments until it is probable a loss has occurred, the expected loss model will recognize a loss at the time the loan is first added to the balance sheet. As result of this differing methodology, Bancorp expects adoption of the CECL model will materially affect the determination of the allowance and could require a significant increase to the allowance. Any material increase to the required level of loan loss allowance could adversely affect Bancorp’s business, financial condition, and results of operations.

The CECL standard will become effective for Bancorp for fiscal years beginning after December 15, 2019 and for interim periods beginning with the first quarter of 2020. While the impact of implementing the CECL model cannot be quantified at this time, Bancorp expects to recognize a one-time cumulative-effect adjustment to the allowance and stockholders’ equity in the first quarter of 2020. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

Company acquisitions could adversely affect Bancorp’s financial condition and results of operations.

An institution that the Company acquires may have asset quality issues or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. Acquisitions of other institutions also typically require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in loss of key clients and employees, and prevent the Company from achieving expected synergies and cost savings.

Bancorp must transition from using LIBOR as a benchmark for loan pricing and swap transactions.

LIBOR will cease to exist as a published rate after 2021. As of December 31, 2018, Bancorp has approximately $400 million in variable rate loans with interest rates tied to LIBOR, of which approximately $200 million have maturity dates beyond December 31, 2021. Bancorp’s derivative activities based upon LIBOR include interest rate swap transactions with maturities beyond 2021 with notional amounts totaling approximately $56 million. The Federal Reserve through the Alternative Reference Rate Committee has recommended a replacement benchmark rate, the Secured Overnight Financing Rate. All loan and swap contracts extending beyond 2021 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted. Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact Bancorp’s business, financial condition, and results of operations.

Item 1B.	Unresolved Staff Comments

Bancorp has no unresolved SEC staff comments.

Item 2.	Properties

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location. In addition to the main office complex and the operations center, Bancorp owned 21 branch properties at December 31, 2018, two of which are located on leased land.  At that date, Bancorp also leased 17 branch facilities as well as its WM&T facility. Of the 38 banking locations, 28 are located in the Louisville Metropolitan Statistical Area (“MSA”), five are located in the Indianapolis MSA and five are located in the Cincinnati MSA. See Notes 6 and 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2018, for additional information relating to amounts invested in premises and equipment and lease commitments.

Item 3.	Legal Proceedings

See Note 19 to Bancorp’s consolidated financial statements for the year ended December 31, 2018, for information relating to legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table lists the names and ages as of December 31, 2018 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
James A. Hillebrand Age 50	Chief Executive Officer and Director of Bancorp and the Bank

Philip S. Poindexter Age 52	President of Bancorp and the Bank

Kathy C. Thompson Age 57	Senior Executive Vice President and Director of Bancorp and the Bank

Nancy B. Davis Age 63	Executive Vice President, Treasurer and Chief Financial Officer of Bancorp and the Bank

William M. Dishman III Age 55	Executive Vice President and Chief Risk Officer of the Bank

T. Clay Stinnett Age 45	Executive Vice President and Chief Strategic Officer of Bancorp and the Bank

Michael J. Croce Age 49	Executive Vice President and Director of Retail Banking of the Bank

Michael V. Rehm Age 54	Executive Vice President, Chief Lending Officer

Mr. Hillebrand was appointed CEO of Bancorp and the Bank in October 2018. Prior thereto, he served as President of Bancorp and the Bank since July 2008. Prior thereto, he served as Executive Vice President (“EVP”) and Director of Private Banking of the Bank since 2005. From 2000 to 2004, he served as SVP (“SVP”) of Private Banking. Mr. Hillebrand joined the Bank in 1996.

Mr. Poindexter was appointed President of Bancorp and the Bank in October 2018. Prior thereto, he served as Chief Lending Officer of the Bank since July 2008. Prior thereto, he served as EVP of the Bank and Director of Commercial Banking. Mr. Poindexter joined the Bank in 2004.

Ms. Thompson was appointed Senior EVP of Bancorp and the Bank in January 2006.  Prior thereto, she served as EVP of Bancorp and the Bank. She joined the Bank in 1992 and is Manager of the Wealth Management and Trust Department.

Ms. Davis was appointed EVP of Bancorp and the Bank in 1999 and Chief Financial Officer in 1993. She joined the Bank in 1991.

Mr. Dishman joined the Bank as EVP and Chief Risk Officer in February 2009.

Mr. Stinnett was appointed EVP and Chief Strategic Officer of Bancorp and the Bank in February 2011. Prior thereto, he served as SVP and Chief Strategic Officer of the Bank since 2005. Mr. Stinnett joined the Bank in 2000.

Mr. Croce was appointed EVP of the Bank and Director of Retail Banking in July 2014. Prior thereto, he served as SVP of the Bank and Division Manager of Business Banking. Mr. Croce joined the Bank in 2004.

Mr. Rehm was appointed EVP and Chief Lending Officer of the Bank in October 2018. Prior thereto, he served as SVP of the Bank and Division Manager of Commercial Lending. Mr. Rehm joined the Bank in 2006.

 Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol SYBT. On December 31, 2018, Bancorp had approximately 1,600 shareholders of record, and approximately 5,800 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 1 - October 31	1,103	$31.15	–	–
November 1 - November 30	290	31.73	–	–
December 1 - December 31	190	32.80	–	–

Total	1,583	$31.45	–	–

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

The first graph below compares performance of Bancorp Common Stock to the Russell 2000 index, the SNL Midwest Bank index, and the SNL Bank NASDAQ index for Bancorp’s last five fiscal years. The graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2013 and that all dividends were reinvested.

In addition to the five-year period required by the SEC, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of greater interest. The ten-year graph assumes the value of the investment in Bancorp Common Stock and in each index was $100 at December 31, 2008 and that all dividends were reinvested.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Stock Yards Bancorp, Inc.	$100.00	$107.50	$125.12	$238.53	$195.67	$174.95
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Midwest Bank Index	100.00	108.71	110.36	147.46	158.46	135.31
SNL Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Stock Yards Bancorp, Inc.	$100.00	$80.02	$94.70	$81.85	$92.48	$135.83	$146.01	$169.94	$323.99	$264.33	$236.33
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69	261.91	250.35	303.69	348.17	309.83
SNL Midwest Bank Index	100.00	84.75	105.24	99.40	119.64	163.80	178.07	180.78	241.54	259.56	221.64
SNL Bank NASDAQ Index	100.00	81.12	95.71	84.92	101.22	145.48	150.67	162.65	225.52	237.43	200.12

Item 6.	Selected Financial Data

(In thousands except	Years ended December 31
per share data and ratios)	2018	2017	2016	2015	2014

Income statement data
Interest income	$129,773	$110,899	$102,207	$93,235	$89,112
Interest expense	15,357	7,246	4,918	4,852	5,330
Net interest income	114,416	103,653	97,289	88,383	83,782
Provision for loan and lease losses	2,705	2,550	3,000	750	(400)
Non-interest income	45,346	44,499	42,920	39,315	38,563
Non-interest expenses	89,509	90,420	80,938	72,828	72,642
Income before income tax expense	67,548	55,182	56,271	54,120	50,103
Income tax expense	12,031	17,139	15,244	16,933	15,281
Net income	$55,517	$38,043	$41,027	$37,187	$34,822
Per share data
Net income, basic	$2.45	$1.69	$1.84	$1.68	$1.59
Net income, diluted	2.42	1.66	1.80	1.65	1.57
Cash dividends declared	0.96	0.80	0.72	0.64	0.59
Book value	16.11	14.71	13.88	12.80	11.75
Market value	32.80	37.70	46.95	25.19	22.23
Weighted average common and common equivalent shares - diluted	22,944	22,983	22,792	22,459	22,144
Balance sheet data
Total assets	$3,302,924	$3,239,646	$3,039,481	$2,816,801	$2,563,868
Loans	2,548,171	2,409,570	2,305,375	2,033,007	1,868,550
Allowance	25,534	24,885	24,007	22,441	24,920
Available for sale securities	436,995	574,524	570,074	565,876	513,056
Deposits	2,794,356	2,578,295	2,520,548	2,371,702	2,123,627
Federal funds purchased	10,247	161,352	47,374	22,477	47,390
Federal Home Loan Bank advances	48,177	49,458	51,075	43,468	36,832
Stockholders’ equity	366,500	333,644	313,872	286,519	259,895
Average balances
Stockholders’ equity	347,041	327,798	304,151	274,451	245,425
Total Assets	3,159,726	3,037,581	2,886,396	2,573,901	2,398,430
Federal Home Loan Bank advances	48,766	50,300	45,455	41,041	35,709
Selected ratios
Return on average assets	1.76%	1.25%	1.42%	1.44%	1.45%
Return on average equity	16.00	11.61	13.49	13.55	14.19
Average stockholders’ equity to average assets	10.98	10.79	10.54	10.66	10.23
Net interest rate spread	3.60	3.52	3.51	3.59	3.67
Net interest rate margin, fully tax-equivalent	3.83	3.64	3.59	3.67	3.75
Efficiency ratio, fully tax-equivalent	55.92	60.61	57.39	56.62	58.91
Non-performing loans to total loans	0.13	0.31	0.29	0.44	0.64
Non-performing assets to total assets	0.13	0.31	0.39	0.48	0.70
Net charge offs to average loans	0.08	0.07	0.07	0.17	0.18
Allowance to total loans	1.00	1.03	1.04	1.10	1.33

Share and per share information has been adjusted to reflect the 3 for 2 stock-split in April 2016 effected in the form of a 50% stock dividend.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Summary

The financial section of this Form 10-K includes management’s discussion and analysis, consolidated financial statements, and the notes to those financial statements. Bancorp has prepared the following summary to assist in your review of the financial section. It is designed to give the reader an overview of Stock Yards Bancorp, Inc. and summarize some of the more important activities and events that occurred during 2018. Share and per share information has been adjusted to reflect the April 2016 3 for 2 stock-split which was effected in the form of a 50% stock dividend.

The financial section includes the following:

“Management’s discussion and analysis (“MD&A”) provides information regarding the consolidated financial condition and results of operations of Bancorp. It contains management’s view about industry trends, risks, uncertainties, accounting policies that Bancorp views as critical in light of its business and results of operations. The discussion includes key performance drivers, financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

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

Reports related to the financial statements and internal controls over financial reporting include the following:

●

A report from BKD, LLP, an independent registered public accounting firm, which includes their opinion on the presentation of Bancorp’s consolidated financial statements in conformity with US GAAP based on their audits;

●	A report from management indicating Bancorp’s responsibility for financial reporting and the financial statements;
●	A report from management indicating Bancorp’s responsibility for the system of internal control over financial reporting, including an assessment of the effectiveness of those controls;
●	A report from BKD, LLP, which includes their opinion on the effectiveness of Bancorp’s internal control over financial reporting; and
●

A report from KPMG, LLP, an independent registered public accounting firm, which includes their opinion on the presentation of Bancorp’s consolidated financial statements in conformity with US GAAP based on their prior period audits.

Our Business

Stock Yards Bancorp, Inc. was incorporated in 1988, and its business is substantially the same as that of its wholly owned subsidiary, Stock Yards Bank & Trust Company. The Bank has operated continuously since it opened in 1904. The Bank conducted business at one location for 85 years and began branching in 1989. At December 31, 2018, the Bank had 28 full service banking locations in the Louisville MSA, 5 full service banking locations in the Indianapolis MSA, and 5 full service banking locations in the Cincinnati MSA. Bancorp’s focus on flexible, attentive customer service has been key to its growth and profitability. The wide range of services provided by WM&T, investment product sales, and mortgage origination help support the corporate philosophy of capitalizing on full service customer relationships.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning. Although Bancorp believes assumptions underlying forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in markets in which Bancorp and its subsidiary operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the Securities and Exchange Commission and Item 1A of this Form 10-K, all of which are difficult to predict and many of which are beyond the control of Bancorp. Additionally, these forward-looking statements include, but are not limited to, statements relating to the expected timing and benefits of the proposed acquisition of King Bancorp, Inc., including future financial and operating results, cost savings, enhanced revenues, and accretion/dilution to reported earnings that may be realized from the acquisition, as well as other statements of expectations regarding the acquisition and other statements of goals, intentions and expectations; statements regarding its business plan and growth strategies; statements regarding the asset quality of King Bancorp’s loan and investment portfolios; and estimates of King Bancorp’s risks and future costs and benefits, whether with respect to the acquisition or otherwise.

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

Management has identified the accounting policy related to the allowance and provision for loan and lease losses (“provision”) as critical to the understanding of Bancorp’s results of operations and discussed this conclusion with the Audit Committee of the Board of Directors. Since application of this policy requires significant management assumptions and estimates, it could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The provision reflects an allowance methodology driven by risk ratings, historical losses, specific loss allocations, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition which can change quickly or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. In the first quarter of 2018, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 28 quarters to 32 quarters. This extension of the historical period was applied to all classes and segments of the loan portfolio. The expansion of the look-back period for the quantitative historical loss rate caused Bancorp to review the overall methodology for the qualitative factors to ensure the Company was appropriately capturing the risk not addressed in the quantitative historical loss rate. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio.

The quarterly allowance calculation has both quantitative and qualitative factors which support the total balance of the allowance at period end. By extending the look-back period to 32 quarters to capture historical loss data for a full economic cycle, the allowance level increased approximately $1.3 million compared with a 28 quarter look-back period as of March 31, 2018. The change in methodology was consistent with management’s judgment regarding risk in the loan portfolio and consistent with internal analysis showing continued strong asset quality related not only in the Company’s loan portfolio, but the Bank’s peer group as well, validating continuation of the current economic cycle and thus the reasoning to extend the look-back period. Management will continue to evaluate appropriateness of the look-back period based on the status of the economic cycle. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision for loan losses. The accounting policy related to the allowance is applicable to the commercial banking segment of Bancorp. The impact and any associated risks related to this policy on Bancorp’s business operations are discussed in the “allowance for loan and lease losses” section below.

The allowance is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2018 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance based on their judgments and estimates.

Overview of 2018

The following discussion should be read in conjunction with Bancorp’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in this report.

In 2018, Bancorp completed a record year of revenue growth, supported by solid asset and deposit growth. Total revenue, comprising fully tax equivalent net interest income and non-interest income, increased 8% to $160.1 million in 2018 from $148.9 million in 2017. Net income for the year ended December 31, 2018, was $55.5 million or $2.42 per diluted share compared with $38.0 million or $1.66 per diluted share for 2017.

Key aspects of the Company’s performance for the year included:

●	The loan portfolio increased 6% year-over-year, helping drive interest income 17% higher in 2018, as compared with 2017;
●	Net interest margin rose 19 basis points in 2018, as compared with 2017, reflecting loan growth over the past year, higher yields on loans, and an increase in non-interest bearing deposits;
●	Credit quality metrics, which have remained at historically solid levels, improved further in 2018;
●	The Wealth Management and Trust Group revenue continued to grow, although that growth moderated in the fourth quarter due to the decline in the stock market; and
●

The effective tax rate declined consistent with federal income tax reform legislation enacted on December 22, 2017; net income for the fourth quarter of 2017 also reflected a non-cash charge of $5.9 million or $0.25 per diluted share to revalue the Company’s net deferred tax asset.

As is the case with most banks, the primary source of Bancorp’s revenue is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan growth and interest rates earned on loans are critical to overall profitability. Similarly, deposit growth is crucial to funding loans, and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

As a result of record loan production, Bancorp increased the loan portfolio $139 million, or 6%, to $2.5 billion as of December 31, 2018. Increasing average yields on interest earning assets, along with the impact of increased volumes of loans contributed to higher interest income for 2018, as interest income increased $18.9 million, or 17%, over the same period in 2017. Higher funding costs on deposits and borrowings, and deposit growth during 2018 resulted in increased interest expense of $8.1 million or 112%, year over year. Bancorp benefited in recent years from historically low costs of funding, so that even modest increases in interest expense result in a significant percentage change over prior periods. Net interest margin in 2018 increased to 3.83%, as compared with 3.64% in 2017 despite continuing pressure of a highly competitive lending environment and increasing rates paid on deposits.

Total non-interest income increased $847 thousand, or 2% in 2018, as compared with 2017, and represented 28% of total revenues, down slightly from 30% in 2017. WM&T income, debit and credit card fees, treasury management fees, and investment products fees all increased in 2018 over 2017, with the greatest dollar increase from WM&T. WM&T represents an important part of the relationship focused philosophy of the Company and, accordingly, income from the department represents approximately 47% of total non-interest income for Bancorp. The magnitude of WM&T revenue distinguishes Bancorp from most other community banks of similar asset size and the 2018 increase reflected a rising stock market for most of the year and a strong year in terms of new WM&T clients added.

A decrease in amortization/impairment of investments in tax credit partnerships due to reduced investment opportunities resulted in lower non-interest expenses for 2018. Increases in other expenses, particularly personnel and technology costs associated with growth and operational support offset much of that decrease. Reflecting these variances, Bancorp’s efficiency ratio for 2018 of 55.9% was down from 60.6% in 2017.

For the year ended December 31, 2018, Bancorp recorded a $2.7 million provision, compared with $2.6 million for the same period in 2017.  The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. The provision was a reflection of continued historically strong credit quality metrics. Bancorp’s allowance was 1.00% of total loans at December 31, 2018, compared with 1.03% of total loans at December 31, 2017.

Bancorp’s effective income tax rate decreased to 17.8% in 2018 from 31.1% in 2017. The decrease was largely a result of the reduction of the marginal federal tax rate from 35% to 21% effective January 1, 2018, due to the Tax Cuts and Jobs Act enacted on December 22, 2017. The tax reform also resulted in higher taxes in 2017 from a one-time $5.9 million charge to remeasure Bancorp’s net deferred tax asset. The 2017 effective tax rate included significantly more tax savings from stock-based compensation deductions and federal income tax credits. Bancorp anticipates an overall effective tax rate of approximately 18% in 2019. Bancorp invests in certain partnerships that yield federal income tax credits. The tax benefit of these investments exceeds the impairment charge associated with them, resulting in a positive impact on net income. The timing of these transactions is not predictable, and the magnitude can vary widely.

In 2017 Bancorp adopted ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The standard requires the Company to recognize all excess tax benefits and deficiencies through the income statement as income tax expense or benefit. Under previous GAAP, any excess tax benefits were recognized in additional paid-in capital to offset current period and subsequent period tax deficiencies. Bancorp recorded benefits of $549 thousand and $1.5 million for such tax benefits against the provision for income tax expense in 2018, and 2017, respectively.

As of December 31, 2018, the Company’s total stockholders’ equity to total assets was 11.10% compared with 10.30% at December 31, 2017. The Company’s ratio of tangible common equity to total tangible assets was 11.05% as of December 31, 2018, compared with 10.25% at December 31, 2017. Tangible common equity (TCE), a non-GAAP measure, is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. It consists of a company’s common equity less any preferred equity, less intangible assets. Tangible common equity is divided by tangible assets, which equals total assets less intangible assets. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Challenges for 2019 will include achieving continued loan growth, managing net interest margin, managing credit quality, integrating an acquisition into the organization, and adapting to technology changes and evolving customer behavior.

●

Bancorp’s goals for 2019 include net loan growth at a pace similar to that experienced in 2018. This will be impacted by competition, prevailing economic conditions, line of credit utilization and prepayments in the loan portfolio. Bancorp believes there is continued opportunity for loan growth in all three of its markets, and Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s success.

●

Bancorp expects to maintain net interest margin at a level commensurate with 2018. While Bancorp does not expect the Federal Open Market Committee to adjust rates in 2019, the yield-curve is expected to flatten and possibly invert. Management expects converting liquidity on hand in the form of cash and securities into higher earning assets to offset anticipated deposit rate increases resulting from competitive market pressure.

●

Bancorp has been successful at gathering sufficient deposits to fund loan growth. While deposits in all market areas have grown, the most significant increases arose in the Louisville market, particularly in time deposits. Bancorp will need to continue to increase deposits while managing deposit mix to support loan growth in all markets.

●

Bancorp derives significant non-interest income from WM&T services. Most of these fees are based upon the market value of assets under management (AUM). To continue growth of this income source Bancorp must attract new customers and retain existing customers. Bancorp believes there is opportunity for growth in its three markets. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets. Bancorp has no control over market volatility.

●

Bancorp expects to complete the merger of King Bancorp, Inc. in 2019. Acquisitions require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, and marketing programs and personnel. Bancorp will need to manage the transition effectively so as to maximize retention of King’s customers, integrate personnel and systems efficiently, and maximize anticipated economic benefits.

●

Technological advances are consistently providing opportunities for Bancorp to consider potential new products and delivery channels. Bancorp’s customers’ demand for innovative and relevant products and services is expected to trend along with changing technology. Bancorp will need to continue to make prudent investments in technology while managing associated risks so as to remain competitive with other financial service providers.

The following sections provide more details on subjects presented in this overview.

Results of Operations

Net income was $55.5 million or $2.42 per share on a diluted basis for 2018 compared with $38.0 million or $1.66 per share for 2017 and $41.0 million or $1.80 per share for 2016.

Net income for 2018 was positively impacted by:

●	a $10.8 million, or 10% increase in net interest income,
●	a $1.0 million, or 5% increase in WM&T income, and
●	a $5.1 million, or 30% decrease in income tax.

Net income for 2018 was negatively impacted by:

●	a $3.5 million, or 8% increase in compensation expense, and
●	a $940 thousand, or 12% increase in technology and communication expense.

The following paragraphs provide a more detailed analysis of significant factors affecting operating results.

Net Interest Income

Net interest income, the most significant component of Bancorp’s earnings, represents total interest income less total interest expense.  Net interest spread is the difference between the taxable equivalent rate earned on average interest earning assets and the rate expensed on average interest bearing liabilities.  Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average earning assets. Net interest margin is affected by both interest rate spread and the level of non-interest bearing sources of funds.  The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and interest bearing liabilities and by changes in interest rates. The discussion that follows is based on tax-equivalent interest data.

Comparative information regarding net interest income follows:

(Dollars in thousands)				2018/2017		2017/2016
	2018	2017	2016	Change		Change

Net interest income, tax- equivalent basis	$114,723	$104,446	$98,123	9.8%		6.4%
Net interest spread	3.60%	3.52%	3.51%	8	bp	1	bp
Net interest margin	3.83%	3.64%	3.59%	19	bp	5	bp
Average earning assets	$2,998,526	$2,872,717	$2,730,949	4.4%		5.2%
Five year Treasury note rate at year end	2.51%	2.20%	1.93%	31	bp	27	bp
Average five year
Treasury note rate	2.75%	1.91%	1.33%	84	bp	58	bp
Prime rate at year end	5.50%	4.50%	3.75%	100	bp	75	bp
Average prime rate	4.90%	4.10%	3.51%	80	bp	59	bp
One month LIBOR at year end	2.52%	1.56%	0.77%	96	bp	79	bp
Average one month LIBOR	2.02%	1.11%	0.50%	91	bp	61	bp

bp = basis point = 1/100th of a percent

References above to net interest margin and net interest spread exclude the sold portion of certain participation loans from calculations. Such loans remain on Bancorp’s balance sheet as required by US GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion of these loans. These participation loans sold are excluded from calculation of margins, because Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Prime rate, the five year Treasury note rate and the one month LIBOR are included above to provide a general indication of the interest rate environment in which Bancorp operated. Approximately $1 billion, or 40%, of Bancorp’s loans are variable rate, of which 99% are indexed to either the Prime rate or one month LIBOR and generally reprice as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury note.

Average loan balances increased $214 million or 9% in 2018. The Federal Reserve increased the target federal funds rate four times during the year, and rising interest rates allowed for an increase in loan yields of 36 basis points despite a competitive lending environment. Bancorp grew average interest bearing deposits $67 million or 4%. Average interest costs on interest bearing deposits increased 38 basis points as management increased rates on certain deposit accounts during 2018. Average Federal Home Loan Bank (“FHLB”) advances decreased by $1.5 million or 3.1%, with average cost decreasing by one basis point to 1.89%.

Management anticipates net interest margins in 2019 will be similar to levels achieved in 2018 due the expected lack of rate increases from the Federal Open Market Committee, and a potential flattening or inverting yield curve. However, competitive pressures on rates for new loans could result in pressure on the net interest margin for 2019. Approximately 40% of the Company’s loan portfolio is priced at variable rates, so any future rate increases will benefit this part of the portfolio. The remainder of the portfolio is priced at fixed rates. As fixed-rate loans renew and new fixed-rate loans originate, pricing could be higher, but pricing will be subject to competitive conditions, prevailing interest rates, and a flattening or possibly inverted yield curve. The margin could be affected negatively if competitive conditions for loan pricing within Bancorp’s markets prevents the realization of higher fixed rates. Similarly, increased competition for deposits could result in in higher rates paid on deposits, which would negatively affect net interest margin. Bancorp recognizes that higher rates paid on alternative investments available to customers will eventually force deposit interest rates to increase more quickly and severely than what has been experienced to date.

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

The December 31, 2018 simulation analysis, which shows little interest rate sensitivity, indicates that Bancorp is asset sensitive as increases in interest rates of 100 to 200 basis points have a positive effect on net interest income.  If rates immediately rise 200 basis points, net interest income would increase 5.58%. Bancorp’s excess liquidity held in interest bearing deposit accounts and other short-term investments, along with variable rate loans gives the Company significant assets that will reprice as rates move. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

Net interest income % change
Increase 200 bp	5.58
Increase 100 bp	2.79
Decrease 100 bp	(1.69)
Decrease 200 bp	(12.89)

Approximately 60% of Bancorp’s loan portfolio has fixed rates and 40% of its loan portfolio is priced at variable rates. With the Prime rate increasing four times in 2018 to 5.50%, Bancorp’s variable rate loans are beyond their floors and will reprice as rates change. This effect is captured in the simulation analysis above.

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

The following table presents the increases in net interest income due to changes in rate and volume computed on a tax-equivalent basis and indicates how net interest income in 2018 and 2017 was impacted by volume increases and the higher average interest rate environment. Tax-equivalent adjustments are based on a federal income tax rate of 21% in 2018 and 35% in 2017 and 2016. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Taxable Equivalent Rate/Volume Analysis

	2018/2017			2017/2016
	Increase (decrease)			Increase (decrease)
	due to			due to
(In thousands)	Net change	Rate	Volume	Net change	Rate	Volume

Interest income
Loans	$18,352	$8,559	$9,793	$8,096	$1,866	$6,230
Federal funds sold and interest bearing due from banks	(23)	654	(677)	839	714	125
Mortgage loans held for sale	(25)	35	(60)	(46)	24	(70)
Securities
Taxable	636	1,205	(569)	(86)	142	(228)
Tax-exempt	(552)	(151)	(401)	(152)	79	(231)

Total interest income	18,388	10,302	8,086	8,651	2,825	5,826

Interest expense
Deposits
Interest bearing demand deposits	2,434	2,312	122	596	540	56
Savings deposits	132	122	10	132	127	5
Money market deposits	2,789	2,942	(153)	1,263	1,172	91
Time deposits	2,111	1,813	298	41	129	(88)
Securities sold under agreements to repurchase	23	39	(16)	(2)	(17)	15
Federal funds purchased and other short-term borrowings	653	302	351	106	117	(11)
Federal Home Loan Bank advances	(31)	(2)	(29)	192	106	86

Total interest expense	8,111	7,528	583	2,328	2,174	154

Net interest income	$10,277	$2,774	$7,503	$6,323	$651	$5,672

Bancorp’s tax equivalent net interest income increased $10.3 million for the year ended December 31, 2018 compared with the same period of 2017, while 2017 increased $6.3 million compared with 2016.

Overall, net interest income for the comparative periods was positively impacted by an increase in the average rate earned on assets, which exceeded the increase in the average cost of deposits, and by an increase in non-interest bearing deposits. As shown in the table above, net interest income for 2018 compared with 2017 was positively impacted, most significantly by an increase in loan volume and interest rates earned on loans. Interest rates earned on taxable securities also positively impacted net interest income. Declines in balances of all earning asset categories aside from loans negatively impacted net interest income. Increases in rates paid on deposits and federal funds purchased and other short-term borrowings also negatively impacted net interest income.

For the year 2017 compared with 2016, net interest income was positively impacted, most significantly by an increase in loan volume and to a lesser extent interest rates earned on loans. Investments in federal funds sold and interest bearing due from banks volume and rates positively impacted net interest income. Declines in securities volumes, increased rates paid on deposit balances, and increased rates paid on federal funds purchased, other short-term borrowings, and FHLB advances negatively impacted net interest income. Overall net interest income for the comparative periods was positively impacted by an increase in the average rate earned on assets, which exceeded the increase in the average rate paid on deposits.

Provision for Loan and Lease Losses

In determining the provision, management considers many factors. Among these are the quality of the loan portfolio, underlying collateral, previous loss experience, size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The provision for years ended 2018, 2017, and 2016, along with resulting ratios are summarized below:

(Dollars in thousands)	2018	2017	2016

Provision (credit) for loan and lease losses	$2,705	$2,550	$3,000
Allowance to loans at year end	1.00%	1.03%	1.04%
Allowance to average loans for year	1.01	1.08	1.11

The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans and leases. The allowance is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision is determined and recorded. The provision reflects results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. The 2018 provision reflected a number of factors, including loan growth, and other quantitative and qualitative considerations. Key indicators of loan quality remained consistent with prior years. Bancorp considers present asset quality metrics to be strong. Recognizing the cyclical nature of the lending business, this trend will most likely normalize over the long term. More information on this process can be found in the “allowance for loan and lease losses” section.

Non-performing loans decreased to $3.4 million at December 31, 2018 from $7.4 million at year-end 2017, consistent with the decline in non-accrual loans. Troubled debt restructurings (TDRs) currently accruing interest, decreased from $869 thousand at December 31, 2017 to $42 thousand at December 31, 2018, declining as a result of payoffs in full of two loans and scheduled payments applied to principal on two remaining loans. The ratio of non-performing loans to total loans was 0.13% at December 31, 2018, compared with 0.31% at December 31, 2017 with both ratios representing historic lows. Another key metric, net charge-offs, totaled 0.08% of average loans for 2018, as compared with 0.07% reported for 2017. See “Financial Condition-Non-performing Loans and Assets” for further discussion of non-performing loans.  See “Financial Condition-Summary of Loan and Lease Loss Experience” for further discussion of loans charged off during the year.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at December 31, 2018 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date. See “Financial Condition - Allowance for loan and lease losses” for more information on the allowance.

Non-Interest Income

The following table provides a comparison of components of non-interest income for years ended 2018, 2017 and 2016. Below the table is a discussion of significant changes and trends.

				2018/2017 Change		2017/2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%

Wealth management and trust services	$21,536	$20,505	$19,155	$1,031	5.0%	$1,350	7.0%
Deposit service charges	5,759	6,172	6,037	(413)	(6.7)	135	2.2
Debit and credit cards	6,769	5,979	5,655	790	13.2	324	5.7
Treasury management	4,571	4,297	3,867	274	6.4	430	11.1
Mortgage banking	2,568	3,221	3,897	(653)	(20.3)	(676)	(17.3)
Loss on sale of securities	–	(232)	–	232	100.0	(232)	(100.0)
Net investment product sales commissions and fees	1,677	1,629	1,563	48	2.9	66	4.2
Bank owned life insurance	1,129	1,159	871	(30)	(2.6)	288	33.1
Other	1,337	1,769	1,875	(432)	(24.4)	(106)	(5.7)
	$45,346	$44,499	$42,920	$847	1.9%	$1,579	3.7%

Wealth Management and Trust

The largest component of non-interest income is WM&T revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.8 billion at December 31, 2018, unchanged from the $2.8 billion at December 31, 2017. Assets under management are stated at market value. WM&T revenue, which constitutes an average of 47% of non-interest income, increased $1.0 million, or 5.0%, for 2018 compared with 2017. The 2018 increase in WM&T revenue was the result of both a rising stock market for much of the year and continued addition of new clients added. Recurring fees, which generally comprise over 97% of the WM&T revenue, increased $789 thousand, or 3.9%, in 2018, compared with 2017. Recurring fees earned for managing accounts are based on a percentage of market value of the assets under management and are typically assessed on a monthly basis. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of assets under management. Total non-recurring fees increased $242 thousand for 2018, compared with 2017 due to an increase in estate fees. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Management is optimistic that the WM&T department will deliver consistent growth in 2019, but notes that increased market volatility could affect near-term results.

The following table provides information regarding assets under management by WM&T as of December 31, 2018 and 2017. This table highlights that:

●	Approximately 80% of AUM is actively managed.
●	Corporate retirement plan accounts consist primarily of participant directed assets.
●	The amount of custody and safekeeping accounts is insignificant, and
●	The majority of managed assets are in personal trust and investment advisory accounts.

	As of		As of
Assets Under Management by Account Type	December 31, 2018		December 31, 2017
(In thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)

Personal trust accounts	$532,254	$80,167	$535,931	$98,358
Personal individual retirement accounts	344,900	2,363	350,841	7,407
Corporate retirement accounts	47,884	390,619	54,688	400,793
Investment advisory accounts	1,077,904	34,214	1,079,569	21,213
Foundation and endowment accounts	187,492	1,020	208,314	–

Total accounts	$2,190,434	$508,383	$2,229,343	$527,771
Custody and safekeeping accounts	–	66,058	–	52,385

Totals	$2,190,434	$574,441	$2,229,343	$580,156
Total managed and non-managed assets	$2,764,875		$2,809,499

(1)	Non-managed assets represent those for which WM&T does not have investment discretion.

The table below presents data regarding WM&T managed assets by class of investment as of December 31, 2018 and 2017. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that:

●	The composition of managed assets is divided approximately 60% in equities and 40% in fixed income, and this composition is relatively consistent from year to year, and
●	The Bank has no proprietary mutual funds.

Managed Assets by Class of Investment
	As of December 31,
(In thousands)	2018	2017

Non-interest bearing deposits	$–	$–
Interest bearing deposits	139,779	127,237
US Treasury and government agency obligations	53,513	43,582
State, county and municipal obligations	128,057	135,056
Money market mutual funds	8,627	7,811
Equity mutual funds	485,961	560,605
Other mutual funds - fixed, balanced, and municipal	290,352	304,765
Other notes and bonds	155,701	124,380
Common and preferred stocks	801,690	843,006
Real estate mortgages	352	369
Real estate	49,840	49,344
Other miscellaneous assets (1)	76,562	33,188

Total managed assets	$2,190,434	$2,229,343

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table below provides information regarding fee income earned by Bancorp’s WM&T department for the years ended December 31, 2018, 2017 and 2016. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that considers and tailors based on type of account and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which can include a one-time conversion fee with recurring AUM fees to follow. All fees are based on market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time an account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Wealth Management and Trust Services Income
	Years Ended December 31,
(In thousands)	2018	2017	2016

Personal trust accounts	$7,322	$7,285	$7,142
Personal individual retirement accounts	4,994	4,829	4,649
Investment advisory accounts	8,395	7,464	6,521
Foundation and endowment accounts	552	540	491
Custody and safekeeping accounts	161	152	104
Brokerage and insurance services	53	40	45
Other	59	195	203

Total	$21,536	$20,505	$19,155

Additional sources of non-interest income

Deposit service charges decreased $413 thousand, or 6.7%, for 2018 compared with 2017. Service charge income is driven by transaction volume, which can fluctuate throughout the year. The decreases for 2018 are primarily due to customers transitioning away from fee based accounts towards fee free checking offerings and a reduction in fees related to overdrawn checking accounts. Management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions.

Deposit service charges increased $135 thousand, or 2.2%, for 2017 compared with 2016. The increase for 2017 was primarily due to the introduction of a new checking account in the third quarter of 2016. This product provides ancillary services to customers, while carrying a monthly service charge. Fees earned on this product in 2017 totaled $846 thousand compared with $440 thousand in 2016. Another significant component of service charges is related to fees earned on checking account overdrafts, which declined $145 thousand in 2018 compared with 2017.

Debit and credit card revenue increased $790 thousand, or 13.2%, for 2018 compared with 2017. This revenue stream is impacted by both growth in the customer base and corresponding debit and credit card usage. Debit card interchange income increased $386 thousand or 7.9% in 2018, as compared with 2017. Looking forward to 2019, Bancorp expects a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in number of accounts and transaction volume is anticipated to offset the decline in rates. Commercial credit card income increased $376 thousand, or 33.9%, year over year. Volume, which is dependent upon customer behavior and new accounts, is expected to continue to increase in 2019. In contrast, interchange income is based on rates set by service providers in a competitive market.

Debit and credit card revenue increased $324 thousand or 5.7% in 2017 compared with 2016 due largely to increased volume resulting from newly offered commercial credit cards, offset by decreased debit card revenue.

Treasury management revenue primarily consists of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp including an increase in 2018 of $274 thousand or 6.4% compared with 2017. Treasury management revenue increased $430 thousand or 11.1% in 2017 compared with 2016. Bancorp expects this category to continue to grow in 2019 at a pace comparable to 2018 due to an expanding customer base and as more existing customers take advantage of offered services.

Mortgage banking revenue primarily includes gains on sales of mortgage loans. Bancorp’s originates residential mortgage loans to be sold in the secondary market. Interest rates on loans sold are locked with the investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The Company offers conventional, Veterans Affairs and Federal Housing Administration financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking division. Mortgage banking revenue decreased $653 thousand, or 20.3%, in 2018 compared with 2017 after having decreased $676 thousand or 17.3% in 2017 compared with 2016. As interest rates have risen, Bancorp has experienced a slowing of refinancing activity. In Bancorp’s primary market of Louisville, Kentucky, the housing inventory was generally low throughout 2018, also contributing to the declines.

In 2018 and 2016, Bancorp did not sell any securities available for sale. In 2017, Bancorp sold an equity security realizing a loss of $263 thousand. One security was called prior to maturity in 2017 resulting in the receipt of a $31 thousand pre-payment penalty. Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

Net investment product sales commissions and fees increased $48 thousand, or 2.9% in 2018, corresponding to overall brokerage volume. Net investment product sales commissions increased $66 thousand or 4.2% in 2017 despite Department of Labor regulations that resulted in fee restructuring, and in many cases reductions, for many types of investment products. Investment products commissions and fees consist primarily of stock, bond, and mutual fund sales, as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank owned life insurance (“BOLI”) assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset costs of various employee benefits. Income related to BOLI decreased $30 thousand, or 2.6% in 2018. The decrease is attributable to decreasing crediting rates on investments. BOLI income in 2018 included life insurance proceeds of $382 thousand. BOLI income increased $288 thousand or 33.1% in 2017 compared with 2016 as a result of life insurance proceeds of $348 thousand.

Other non-interest income decreased $432 thousand, or 24.4%, during 2018 compared with 2017. Included in this category is interest rate swap fee income, which totaled $119 thousand and $227 thousand for 2018 and 2017, respectively. Opportunities to earn swap fee income are sporadic due to the specialized nature of these type of transactions. Other non-interest income decreased $106 thousand or 5.7% during 2017 compared with 2016. Swap fees in 2017 declined $300 thousand compared with 2016 while income related to exiting tax credit partnerships increased $154 thousand in 2017 compared with 2016. This category contains a variety of other income sources, none of which resulted in individually significant variances in either comparison.

Non-interest expenses

The following table provides a comparison of components of non-interest expenses for years ended 2018, 2017 and 2016. Below the table is a discussion of significant changes and trends.

				2018/2017 Change		2017/2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%

Compensation	$46,104	$42,581	$40,814	$3,523	8.3%	$1,767	4.3%
Employee benefits	10,098	9,987	8,368	111	1.1	1,619	19.3
Net occupancy and Equipment	7,653	7,393	7,422	260	3.5	(29)	(0.4)
Technology and Communications	8,897	7,957	7,040	940	11.8	917	13.0
Marketing and business Development	3,099	2,716	2,464	383	14.1	252	10.2
Postage, printing and Supplies	1,558	1,475	1,521	83	5.6	(46)	(3.0)
Legal and professional	2,614	2,393	1,869	221	9.2	524	28.0
FDIC insurance	961	960	1,181	1	0.1	(221)	(18.7)
Amortization/impairment of investments in tax credit partnerships	1,237	7,124	4,458	(5,887)	(82.6)	2,666	59.8
Capital and deposits based taxes	3,325	3,440	2,800	(115)	(3.3)	640	22.9
Other	3,963	4,394	3,001	(431)	(9.8)	1,393	46.4

	$89,509	$90,420	$80,938	$(911)	(1.0)%	$9,482	11.7%

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $3.5 million or 8.3% in 2018 compared with 2017, and $1.8 million or 4.3% in 2017, as compared with 2016. The increases reflected higher salaries, increased production and performance based compensation, including stock compensation, and the addition of personnel associated with growth and operational support. At December 31, 2018, Bancorp had 591 full-time equivalent employees compared with 580 at December 31, 2017 and 578 at December 31, 2016.

Employee benefits consists of all personnel related expense not included in compensation, with the two most significant items being health insurance and payroll taxes. Employee benefits increased $111 thousand or 1.1% in 2018 compared with 2017, primarily due to increased health insurance costs year over year. Bancorp is self-insured, and health insurance costs fluctuate based on levels of claims. The increase in employee benefits in 2017 compared with 2016 was due primarily to increased health insurance costs year over year of $1.4 million.

Net occupancy and equipment expense increased $260 thousand, or 3.5%, from 2018 to 2017. This category primarily includes rent, depreciation, and maintenance, variances for which were not individually significant. In 2017 this category expense decreased $29 thousand or 0.4% compared with 2016. At December 31, 2018, Bancorp had 38 banking center locations, including the main office, and a separate operations center. Costs of capital asset additions flow through the statement of income over lives of the assets in the form of depreciation expense.

Technology and communications expenses increased $940 thousand, or 11.8%, from 2017 to 2018, and $917 thousand or 13.0% in 2017, as compared with 2016 largely due to increases in computer operations additions and improvements. This category includes computer software amortization, equipment depreciation, and expenditures related to investments in new technology needed to maintain and improve the quality of customer delivery channels, information security, and internal resources.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers and acquiring new business.  Category expense increased $383 thousand or 14.1% in 2018 compared with 2017, due largely to advertising costs associated with deposit gathering campaigns in the second and third quarters of 2018.  Expense in 2017 compared with 2016 increased $252 thousand or 10.2% due largely to an increase in community donations within Bancorp’s market areas offset somewhat by decreased advertising expense.

Postage, printing and supplies expenses increased $83 thousand or 5.6% in 2018 compared with 2017.  The increase year over year was comprised of numerous items, none of which were individually significant.  Expense in 2017 decreased $46 thousand or 3.0% compared with 2016.  The decline year over year was comprised of numerous items, none of which were individually significant.

Legal and professional fees increased $221 thousand to $2.6 million in 2018 from $2.4 million in 2017 due to costs associated with Bancorp’s pending acquisition. Legal and professional fees increased $524 thousand in 2017 compared with 2016. Legal fees increased $174 thousand or 34% in 2017 compared with 2016 primarily due to increased litigation costs arising through the normal course of business. Professional and consulting fees increased $350 thousand or 26.5% due to increased fees associated with out-sourcing assistance for loan review and tax services.

FDIC insurance expense was unchanged in 2018, as compared with 2017. During 2016, the FDIC revised the assessment criteria to more closely align FDIC assessments with each financial institution’s risks. Bancorp benefited from this change which resulted in 2017 expense decreasing $221 thousand or 18.7% compared with 2016.

Capital and deposit based taxes decreased $115 thousand or 3.3% in 2018, as compared with 2017 as a result of reduced local deposit-based tax expense. In 2017 capital and deposit based taxes increased $640 thousand, or 22.9% due to increased capital-based franchise tax.

Amortization/impairment of investments in tax credit partnership decreased $5.9 million for the year ended December 31, 2018 compared with the same period of 2017. The 2017 expense represented a $2.7 million increase compared with 2016. These partnerships generate federal income tax credits. For each of Bancorp’s investments in tax credit partnerships, the tax benefit compared to related expenses results in a positive effect on net income. The amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of investments. See the Income Taxes section below for details on these credits and expenses.

Other non-interest expenses decreased $431 thousand, or 9.8% for the year ended December 31, 2018 compared with the same period of 2017. Expenses for 2017 included a $266 thousand liability accrual related to an estimated loss from certain administrative proceedings arising in the course of business.

Other non-interest expenses increased $1.4 million, or 46.4% for the year ended December 31, 2017 compared with the same period of 2016. Significant items impacting the variance consisting of the following:

●	A recovery of $588 thousand in 2016 related to an impairment loss recognized in 2008.
●	A decrease of $370 thousand on gains from the sale of repossessed assets, as 2017 net gains totaled $39 thousand compared with $409 thousand in 2016.
●	A $266 thousand liability accrual in 2017 related to an estimated loss from certain administrative proceedings arising in the course of our business.
●	Expenses associated with a checking account product increased $137 thousand in 2017 over 2016.
●	Fraud related losses increased $165 thousand in 2017 compared with 2016.

Bancorp’s efficiency ratio for 2018 of 55.92% decreased from 60.61% in 2017. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 55.15% and 55.84% for 2018 and 2017, respectively. See the Non-GAAP Financial Measures section for details on reconcilement to US GAAP measures.

Income Taxes

A three year comparison of income tax expense and effective tax rate follows:

(Dollars in thousands)	2018	2017	2016

Income tax expense	$12,031	$17,139	$15,244
Effective tax rate	17.81%	31.06%	27.1%

The decrease in the effective tax rate from 2017 to 2018 was due to the decrease in the federal marginal income tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The 2017 effective tax rate was significantly increased by a $5.9 million charge, also due to the Tax Cuts and Jobs Act, to revalue Bancorp’s net deferred tax asset. The increase was somewhat offset by the positive effects of federal income tax credits and stock-based compensation. Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization/impairment expense associated with them, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely.

The increase in the effective tax rate, 2016 to 2017, was primarily the result of a non-cash charge of $5.9 million resulting from tax reform offset partially by higher utilization of federal income tax credits in 2017. Bancorp invests in certain partnerships that yield federal income tax credits. For each of Bancorp’s investments in tax credit partnerships the tax benefit compared to related expenses results in a positive effect on net income. Also partially offsetting the effect of the tax reform related charge was the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting.” The standard requires excess tax benefits and deficiencies related to share-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For 2017 Bancorp recorded a benefit of $1.5 million for such excess benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09, these tax benefits were recorded directly to additional paid-in capital. Tax benefits recorded to capital for 2016 was $1.7 million.

Financial Condition

Earning Assets and Interest Bearing Liabilities

Summary information with regard to Bancorp’s financial condition follows:

				2018/2017 Change		2017/2016 Change
(Dollars in thousands)	2018	2017	2016	$	%	$	%

Average earning assets	$2,998,526	$2,872,717	$2,730,949	$125,809	4.4%	$141,768	5.2%
Average interest bearing liabilities	2,063,709	1,980,873	1,895,258	82,836	4.2	85,615	4.5
Average total assets	3,159,726	3,037,581	2,886,396	122,145	4.0	151,185	5.2
Total year end assets	3,302,924	3,239,646	3,039,481	63,278	2.0	200,165	6.6

Bancorp continues to experience growth in earning assets primarily in the area of loans.  From 2017 to 2018, average loans increased 9.4%, or $214.4 million, compared with 6.7% or $143.3 million from 2016 to 2017. Growth has been all organic and each of Bancorp’s three markets participated in accelerated loan production and net loan growth. Bancorp was able to achieve 5.8% annual loan growth in 2018 despite elevated levels of commercial real estate (CRE) and commercial and industrial loan payoffs, resulting from borrowers moving elsewhere for permanent financing and CRE loans for which collateral was sold. These repayments were largely anticipated. Loan growth during 2018 reflected ongoing expansion in key lending categories such as commercial and industrial lending and owner-owner occupied commercial real estate lending. Bancorp has remained well under regulatory guidelines for commercial investment real estate. Utilization rates on lines of credit excluding construction loans were 51%, 52% and 51% as of December 31 2018, 2017 and 2016, respectively. Somewhat offsetting loan growth, average securities available-for-sale decreased $43.9 million, or 9.6% from 2017 to 2018, compared with decreasing $21.0 million, or 4.4% from 2016 to 2017. Average federal funds sold and interest bearing due from banks likewise decreased 40.7% or $46.0 million in 2018, as excess cash balances were used to fund loan growth. In 2017 federal funds sold increased $20.1 million or 21.6%, as compared with 2016.

The increase in average interest bearing liabilities from 2017 to 2018 occurred primarily in demand deposits, time deposits, and federal funds purchased and other short-term borrowings. Average total interest bearing deposit accounts increased 3.6% and average non-interest bearing deposit accounts increased 2.8% in 2018. Average time deposits increased 17.5% or $41.5 million in 2018, as compared with decreasing 5.9% or $14.8 million in 2017. Bancorp was successful in increasing time deposits in 2018 in all markets, particularly in the Louisville market, through an aggressive deposit gathering campaign. The Company also purchased $30 million of brokered deposits in 2018, after having no brokered deposits in 2017. Bancorp continued to utilize fixed rate advances from the FHLB during 2018 as these rates compared favorably to similar term time deposits.  Bancorp had an average of $48.8 million in outstanding FHLB advances in 2018 compared with $50.3 million in 2017.  Securities sold under agreement to repurchase averaged $62.6 million in 2018 compared with $70.2 million in 2017. Securities sold under agreements to repurchase represent excess funds from certain commercial customers as part of a cash management service.

At December 31, 2018, Bancorp had excess cash balances resulting from seasonal deposits of approximately $88 million. These funds are invested in short-term investments, as deposit balances are expected to return to normal levels during the first two quarters of 2019. While these accounts are profitable, the excess investment is expected to have a negative effect on net interest margin for the first six months of 2019 since short term rates are significantly lower than rates for longer term earning assets.

Average Balances and Interest Rates – Taxable Equivalent Basis

	Year 2018			Year 2017			Year 2016
(Dollars in thousands)	Average balances	Interest	Average rate	Average balances	Interest	Average rate	Average balances	Interest	Average rate

Earning assets:
Federal funds sold and interest bearing due from banks	$67,083	$1,307	1.95%	$113,088	$1,330	1.18%	$92,994	$491	0.53%
Mortgage loans held for sale	2,549	166	6.51	3,545	191	5.39	4,881	237	4.86
Securities
Taxable	377,126	8,492	2.25	406,342	8,030	1.98	419,422	8,197	1.95
Tax-exempt	37,943	1,006	2.65	52,614	1,558	2.96	60,516	1,710	2.83
FHLB stock and other securities	9,348	509	5.45	7,016	335	4.77	6,347	254	4.00
Loans, net of unearned income	2,504,477	118,600	4.74	2,290,112	100,248	4.38	2,146,789	92,152	4.29
Total earning assets	2,998,526	130,080	4.34%	2,872,717	111,692	3.89%	2,730,949	103,041	3.77%
Less allowance	25,130			24,974			23,454
	2,973,396			2,847,743			2,707,495

Non interest earning assets:
Cash and due from banks	42,783			41,621			41,043
Premises and equipment	42,773			41,793			41,813
All other assets	100,774			106,424			96,045
Total assets	$3,159,726			$3,037,581			$2,886,396

Interest bearing liabilities:
Deposits
Interest bearing demand deposits	$811,748	$4,008	0.49%	$757,023	$1,574	0.21%	$717,800	$978	0.14%
Savings deposits	156,212	311	0.20	148,510	179	0.12	135,051	47	0.03
Money market deposits	660,222	5,529	0.84	697,182	2,740	0.39	658,837	1,477	0.22
Time deposits	278,888	3,593	1.29	237,368	1,482	0.62	252,170	1,441	0.57
Securities sold under agreements to repurchase	62,580	157	0.25	70,187	134	0.19	62,670	136	0.22
Federal funds purchased and other short-term borrowings	45,293	835	1.84	20,303	182	0.90	23,275	76	0.33
FHLB advances	48,766	924	1.89	50,300	955	1.90	45,455	763	1.68
Total interest bearing liabilities	2,063,709	15,357	0.74%	1,980,873	7,246	0.37%	1,895,258	4,918	0.26%
Non-interest bearing liabilities
Non-interest bearing demand deposits	703,453			684,044			650,036
Accrued interest payable and other liabilities	45,523			44,866			36,951
Total liabilities	2,812,685			2,709,783			2,582,245

Stockholders’ equity	347,041			327,798			304,151

Total liabilities and stockholders’ equity	$3,159,726			$3,037,581			$2,886,396

Net interest income		$114,723			$104,446			$98,123

Net interest spread			3.60%			3.52%			3.51%

Net interest margin			3.83%			3.64%			3.59%

Notes:

●	Yields on municipal securities have been computed on a fully tax-equivalent basis using a federal income tax rate of 21% in 2018, and 35% in 2017 and 2016.
●	The approximate tax-equivalent adjustments to interest income were $307,000, $793,000 and $834,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
●

Average balances for loans include the principal balance of non-accrual loans and exclude participation loans accounted for as secured borrowings. The average balance of these participation loans totaled $15,459,000, $18,744,000 and $12,364,000 for the years ended December 31, 2018, 2017 and 2016.

●

Loan interest income includes loan fees and is computed on a fully tax-equivalent basis using the federal income tax rate of 21% for 2018, and 35% for 2017 and 2016. Loan fees, net of deferred costs, included in interest income amounted to $1,300,000, $1,063,000 and $1,402,000 in 2018, 2017 and 2016, respectively.

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

All of Bancorp’s securities are available for sale. Carrying value is summarized as follows:

	As of December 31,
(In thousands)	2018	2017
U.S. Treasury obligations	$–	$149,984
Government sponsored enterprise obligations	261,039	213,844
Mortgage-backed securities – government agencies	146,277	161,507
Obligations of states and political subdivisions	29,679	49,189
	$436,995	$574,524

At December 31, 2017 securities available for sale included $150 million of short-term U.S. Treasury obligation purchased in conjunction with a tax savings strategy. At December 31, 2018, Bancorp did not make a similar purchase.

Maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2018 are as follows:

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Government sponsored enterprise obligations	$110,426	2.06%	$47,822	1.75%	$3,471	2.08%	$99,320	2.71%
Mortgage-backed securities – government agencies	4,555	2.01	5,775	2.39	36,826	2.04	99,121	2.49
Obligations of states and political subdivisions	9,813	2.16	15,438	2.11	4,428	1.80	–	–

	$124,794	2.07%	$69,035	1.88%	$44,725	2.02%	$198,441	2.60%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loan Portfolio

Bancorp’s primary source of income is interest on loans. Composition of loans as of December 31 for each of the last five years follows:

(In thousands)	2018	2017	2016	2015	2014

Commercial and industrial	$833,524	$779,014	$736,841	$644,398	$571,754
Construction and development, excluding undeveloped land	225,050	195,912	192,348	134,482	95,733
Undeveloped land (1)	30,092	18,988	21,496	21,185	21,268

Real estate mortgage:
Commercial investment	588,610	594,902	538,886	436,989	448,567
Owner Occupied commercial	426,373	398,685	408,292	420,666	380,237
1-4 family residential	276,017	262,110	249,498	226,575	211,548
Home equity - first lien	49,500	57,110	55,325	50,115	43,779
Home equity - junior lien	70,947	63,981	67,519	63,066	66,268
Subtotal: Real estate mortgage	1,411,447	1,376,788	1,319,520	1,197,411	1,150,399
Consumer	48,058	38,868	35,170	35,531	29,396
Total loans	$2,548,171	$2,409,570	$2,305,375	$2,033,007	$1,868,550

(1)	Undeveloped land consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp’s loan portfolio increased $139 million, or 5.8%, during 2018 as a result of record loan production and stable utilization of available lines of credit while being challenged by elevated levels of prepayments and payoffs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in commercial and industrial and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At December 31, 2018 and 2017, total participated portions of loans of this nature were $10.5 million and $18.2 million respectively.

The following tables detail amounts of loans at December 31, 2018 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are commercial and industrial loans due after one year and construction, development and undeveloped land loans due after one year, classified according to sensitivity to changes in interest rates.

	Maturing
(In thousands)	Within one year	After one but within five years	After five years	Total

Commercial and industrial	$332,150	$362,745	$138,629	$833,524
Construction and development including undeveloped land	74,709	105,388	75,045	255,142
Real estate mortgage	151,369	711,505	548,573	1,411,447
Consumer	32,308	15,297	453	48,058

Total loans	$590,536	$1,194,935	$762,700	$2,548,171

Commercial and industrial loans due after one year	Interest sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$215,643	$147,102
Due after five years	62,635	75,994

	$278,278	$223,096

Construction and development including undeveloped land due after one year	Interest sensitivity
(In thousands)	Fixed rate	Variable rate

Due after one but within five years	$31,630	$73,758
Due after five years	17,242	57,803

	$48,872	$131,561

To limit interest rate sensitivity on commercial and commercial real estate loans, whenever possible, Bancorp seeks to structure loans with maturity dates longer than five years with a rate adjustment occurring no longer than five years from origination date.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Non-accrual loans (1)	$2,611	$6,511	$5,295	$7,693	$5,199
Troubled debt restructurings (TDRs)	42	869	974	1,060	6,352
Loans past due 90 days or more and still accruing	745	2	438	176	329
Non-performing loans	3,398	7,382	6,707	8,929	11,880
Other real estate owned	1,018	2,640	5,033	4,541	5,977
Non-performing assets	$4,416	$10,022	$11,740	$13,470	$17,857

Non-performing loans as a percentage of total loans	0.13%	0.31%	0.29%	0.44%	0.64%
Non-performing assets as a percentage of total assets	0.13%	0.31%	0.39%	0.48%	0.70%
Allowance for loan loss as a percentage of non- performing loans	751%	337%	358%	251%	210%

(1) Includes TDRs previously accruing of:	$–	$–	$–	$400	$–

Loans accounted for as TDRs included modifications from original terms such as those due to bankruptcy proceedings, certain changes to amortization periods or extended suspension of principal payments due to customer financial difficulties. To the extent that Bancorp chooses to work with borrowers by providing reasonable concessions rather than initiating collection, this would result in an increase in loans accounted for as TDRs. TDRs that are in non-accrual status are reported as non-accrual loans. Loans accounted for as TDRs are individually evaluated for impairment and are reported as non-performing loans. The table above includes information regarding loans reported as TDRs that moved from an accrual status to non-accrual during the periods reporting. (See (1) above)

As of December 31, 2018, TDRs consisted of two loans totaling $42 thousand. See note (5) to Bancorp’s consolidated financial statements for additional information regarding loans classified as troubled debt restructurings.

The following table sets forth major classifications of non-accrual loans:

	December 31,
Non-accrual loans by type	2018	2017
(In thousands)

Commercial and industrial	$192	$321
Construction and development, excluding undeveloped land	318	664
Undeveloped land	474	474
Real estate mortgage - commercial investment	138	52
Real estate mortgage - owner occupied commercial	586	3,332
Real estate mortgage - 1-4 family residential	760	1,637
Home equity	143	31
Consumer	–	–
Total	$2,611	$6,511

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well secured and in the process of renewal. Interest income recorded on non-accrual loans was $93 thousand, $338 thousand, and $307 thousand for 2018, 2017, and 2016, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $391 thousand, $159 thousand, and $149 thousand for 2018, 2017, and 2016, respectively.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $23.4 million, $18.7 million, and $9.3 million at December 31, 2018, 2017, and 2016, respectively. These relationships are monitored 7losely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

Non-performing assets as a percentage of total assets decreased 18 basis points from 2017 to 2018, reflecting improved credit quality and asset growth. At December 31, 2018 and 2017, the carrying value of other real estate owned (“OREO”) was $1.0 million and $2.6 million, respectively. In 2018, Bancorp recorded impairment charges on such OREO totaling $32 thousand, compared with $171 thousand in 2017 and $62 thousand in 2016.

Allowance for Loan and Lease Losses

An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s proclivity for resolution.

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

Adversely rated credits are included on a classified loan list which incorporates loans requiring closer monitoring due to borrower’s circumstances.  Loans are added to the classified loan list when circumstances are detected which might affect the borrower’s ability to comply with terms of the loan. This could include any of the following:

●	Delinquency of a scheduled loan payment,
●	Deterioration in the borrower’s or guarantor’s financial condition identified in a review of periodic financial statements, which will impair repayment or collection,
●	Decrease in value of collateral securing the loan, or
●	Change in the economic environment in which the borrower operates.

Classified loans require detailed status reports, including recommended corrective actions, prepared periodically by the responsible loan officer. These reports are reviewed by management.  Classified loans are also discussed quarterly with the Risk Committee of the Bank’s Board of Directors.

Changes in loan risk ratings are typically initiated by the responsible loan officer, but may also be initiated by internal loan review or the Bank’s loan committees at any time.

In determining the allowance and related provision, these principal elements are considered:

●

Specific allocations are based upon probable losses on individually evaluated impaired loans. These loans are measured based on the present value of future cash flows discounted at the loans’ effective interest rate or at estimated fair value of the loans’ collateral, if applicable. Other objective factors such as payment history and financial condition of the borrower or guarantor may be used as well.

●	Allocations for loans not defined as impaired are based on estimates for pools of loans with similar risk based upon Bancorp’s historical net loss percentages by loan type.
●

Additional allowance allocations are based on environmental or qualitative factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance appropriately reflects changes in trends, conditions and other relevant factors that may cause estimated credit losses to differ from historical experience.  Management considers a number of environmental or qualitative factors, including local and general economic business factors and trends and portfolio concentrations.

Allocation of the allowance by loan category is a result of the analysis above. The same procedures used to determine requirements for the allowance establish the distribution of the allowance by loan category.  Distribution of the allowance will change from period to period due to changes in the identified risk in each loan segment, changes in the aggregate loan balances by loan category, and changes in management’s view of the environmental or qualitative factors noted above. Although the allowance is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

Historical net loss percentages are updated quarterly based on actual losses experienced by each loan type. Perception of risk with respect to particular loans within the portfolio will change over time as a result of characteristics and performance of those loans, overall economic and market trends, and actual and expected trends in non-performing loans. In the first quarter of 2018, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 28 quarters to 32 quarters. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of our loan portfolio. Expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2018 for qualitative factors including, among other factors, local economic and business conditions, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. Based on this quantitative and qualitative analysis, provisions (reductions) are made to the allowance.  Such provisions (reductions) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

Adequacy of the allowance is monitored by executive management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall allowance methodology. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of balance sheet date, using the current model, management believes that the allowance is adequate to absorb probable inherent losses on existing loans that may become uncollectible.

In June of 2016 FASB issued ASU 2016-13, Classification of Credit Losses on Financial Instruments, which will significantly change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the asset, determined at origination of the relationship. Implementation of this standard, which is required for interim and annual reporting periods beginning after December 15, 2019, could have a significant impact on the level of the allowance, capital as a result of the expected cumulative effect, and on earnings of Bancorp. See “Provision for Loan Losses” for further discussion of the allowance.

Summary of Loan and Lease Loss Experience

The following table summarizes average loans outstanding, changes in the allowance arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance charged (credited) to expense.

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Average loans	$2,519,936	$2,308,856	$2,159,153	$1,919,201	$1,773,011

Balance of allowance for loan and lease losses at beginning of year	$24,885	$24,007	$22,441	$24,920	$28,522
Loans charged off
Commercial and industrial	(2,404)	(1,782)	(1,216)	(4,065)	(661)
Construction and development, excluding undeveloped land	–	–	(133)	(26)	(250)
Undeveloped land	–	–	–	–	(1,753)
Real estate mortgage	(132)	(98)	(576)	(693)	(993)
Consumer	(476)	(549)	(568)	(597)	(587)
Total loans charged off	(3,012)	(2,429)	(2,493)	(5,381)	(4,244)

Recoveries of loans previously charged off
Commercial and industrial	554	202	279	98	243
Construction and development, excluding undeveloped land	–	–	21	–	–
Undeveloped land	–	–	–	1,400	166
Real estate mortgage	62	154	342	155	120
Consumer	340	401	417	499	513
Total recoveries	956	757	1,059	2,152	1,042
Net loans charged off	(2,056)	(1,672)	(1,434)	(3,229)	(3,202)
Provision	2,705	2,550	3,000	750	(400)
Balance at end of year	$25,534	$24,885	$24,007	$22,441	$24,920

Net charge-offs to average loans	0.08%	0.07%	0.07%	0.17%	0.18%

See “Provision for Loan and lease Losses” for discussion of the provision for loan losses and 2018 charge-offs.

The following table sets forth allocation of the allowance to loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$11,965	$11,276	$10,483	$8,645	$11,819
Construction and development, excluding undeveloped land	1,760	1,724	1,923	1,760	721
Undeveloped land	752	521	684	814	1,545
Real estate mortgage	10,681	11,012	10,573	10,875	10,541
Consumer	376	352	344	347	294
Total allowance	$25,534	$24,885	$24,007	$22,441	$24,920

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

Selected ratios relating to the allowance follow:

	Years ended December 31,
	2018	2017	2016

Provision to average loans	0.11%	0.11%	0.14%
Net charge-offs to average loans	0.08	0.07	0.07
Allowance to average loans	1.01	1.08	1.11
Allowance to year end loans	1.00	1.03	1.04

Deposits

Average amounts of deposits in Bancorp and average rates paid on such deposits for the years indicated are summarized as follows:

	Years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$703,453	–	$684,044	–	$650,036	–
Interest bearing demand deposits	811,748	0.49%	757,023	0.21%	717,800	0.14%
Savings deposits	156,212	0.20	148,510	0.12	135,051	0.03
Money market deposits	660,222	0.84	697,182	0.39	658,837	0.22
Time deposits	278,888	1.29	237,368	0.62	252,170	0.57

	$2,610,523		$2,524,127		$2,413,894

Maturities of time deposits of $250,000 or more at December 31, 2018, are summarized as follows:

(In thousands)	Amount

3 months or less	$11,335
Over 3 through 6 months	7,769
Over 6 through 12 months	13,008
Over 12 months	23,070
$55,182

Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase represent excess funds from certain commercial customers as part of a cash management service.  These agreements have maturities of one business day from the transaction date. Bancorp considers these a core funding since they represent excess cash balances of relationship business customers.

Information regarding securities sold under agreements to repurchase follows:

	Years ended December 31
	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Securities sold under agreements to repurchase
Year end	$36,094	0.27%	$70,473	0.17%	$67,595	0.21%
Average during year	62,580	0.25	70,187	0.19	62,670	0.22
Maximum month end balance during year	$74,725		$75,365		$72,029

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

Bancorp’s Asset/Liability Committee is comprised of senior management and has direct oversight responsibility for Bancorp’s liquidity position and profile.  A combination of reports provided to management details internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, and exposure to contingent draws on Bancorp’s liquidity.

Bancorp’s most liquid assets are comprised of cash and due from banks, federal funds sold, and available for sale marketable investment securities. Federal funds sold and interest bearing deposits totaled $147.0 million at December 31, 2018. Federal funds sold normally have overnight maturities while interest bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $437.0 million at December 31, 2018. The portfolio includes maturities of approximately $120.2 million over the next twelve months. Combined with federal funds sold and interest bearing deposits from banks, these offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain wealth management and trust accounts, and securities sold under agreements to repurchase. At December 31, 2018, total investment securities pledged for these purposes comprised 81% of the available for sale investment portfolio, leaving $82 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts. At December 31, 2018, such deposits totaled $2.7 billion and represented 97% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors currently maintain historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2018, Bancorp had brokered deposits totaling $29.8 million.

Other sources of funds available to meet daily needs include sales of securities under agreements to repurchase. Also, Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB.  Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2018, the amount of available credit from the FHLB totaled $537 million. See Note 11 to Bancorp’s consolidated financial statements for further information regarding advances from the FHLB.  Also, Bancorp has available federal funds purchased lines with correspondent banks totaling $105 million.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through Bancorp’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp which include raising deposits and borrowing of funds from institutional sources such as advances from FHLB and federal funds purchased as well as scheduled loan repayments.  These funds are primarily used to facilitate investment activities of Bancorp which include making loans and purchasing securities for the investment portfolio.  Another important source of cash is from net income of the Bank from operating activities.  As discussed in Note 18 to Bancorp’s consolidated financial statements, as of January 1 of any year the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. Regulatory approval is required for dividends exceeding these amounts. Prior to declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit.  Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2018 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	years	years	years

Unused loan commitments	$813,713	$456,096	$118,129	$59,237	$180,251
Standby letters of credit	20,891	17,438	3,319	–	134

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

Required payments under such commitments at December 31, 2018 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	years	Years	years

Time deposit maturities	$346,715	$172,321	$160,197	$14,097	$100
Federal Home Loan Bank advances	48,177	31,420	4,222	2,565	9,970
Operating leases (1)	23,236	2,016	3,918	3,953	13,349
Defined benefit retirement plan	3,446	84	84	–	3,278
Other	400	400	–	–	–
(1)	Includes assumed renewals

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

	Years ended December 31
(Dollars in thousands, except share data)	2018	2017	2016

Stockholders’ equity	$366,500	$333,644	$313,872
Dividends per share	0.96	0.80	0.72
Dividend payout ratio, based on basic EPS	39.18%	47.34%	38.95%
Tier 1 risk-based capital	13.00	12.57	12.10
Total risk-based capital	13.91	13.52	13.04
Leverage ratio	11.33	10.70	10.54

Bancorp increased its cash dividends declared to stockholders during 2018 to an annual dividend of $0.96, up from $0.80 per share in 2017 and $0.72 in 2016. This represents a payout ratio of 39.18% based on basic EPS and an annual yield of 3.05% based upon an annualized fourth quarter dividend rate and year-end closing stock price. Since 2008, Bancorp has had no share buyback plan.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks.  The increase in risk-based capital ratios from 2017 to 2018 resulted from capital growth in retained earnings outpacing loan growth. Note 23 to the consolidated financial statements provide more details of regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. The Bank exceeds regulatory capital ratios required to be well capitalized.  Regulatory framework does not define well capitalized for holding companies. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Management believes that as of December 31, 2018, Bancorp met the requirements to be considered well-capitalized under these rules.

One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale, net unrealized gains or losses on cash flow hedges, and a minimum pension liability, all net of taxes. Other comprehensive loss for the year ended December 31, 2017 also included a disproportionate tax effect created when the net deferred tax asset was remeasured in 2017 as a result of the enacted tax legislation. Accumulated other comprehensive loss was $5.1 million at December 31, 2018, as compared with accumulated other comprehensive loss of $1.9 million at December 31, 2017. The $3.2 million decrease is primarily a reflection of the effect of the changing interest rate environment during fiscal year 2018 on the valuation of Bancorp’s portfolio of securities available for sale.

The following table presents various key financial ratios:

	Years ended December 31
	2018	2017	2016

Return on average assets	1.76%	1.25%	1.42%
Return on average stockholders’ equity	16.00	11.61	13.49
Average stockholders’ equity to average assets	10.98	10.79	10.54

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

Bancorp’s investment securities available for sale and interest rate swaps are recorded at fair value on a recurring basis. Other accounts including mortgage loans held for sale, mortgage servicing rights, impaired loans and OREO may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Mortgage servicing rights (“MSRs”), carried in other assets, are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2018 and 2017 there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Impaired loans include non-accrual loans and loans accounted for as troubled debt restructuring. For impaired loans, fair value amounts represent only those impaired loans with specific valuation allowances and collateral dependent impaired loans charged down to their carrying value. At December 31, 2018 and December 31, 2017, carrying value of impaired loans measured at fair value on a non-recurring basis was $925 thousand and $2.6 million, respectively. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For the purposes of the tables in Note 20, fair value for OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value, and is therefore not included in the table in Note 20. The losses represent write-downs which occurred during the period indicated. At December 31, 2018 and 2017, the carrying value of OREO was $1 million and $2.6 million, respectively.

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

The following table reconciles Bancorp’s calculation of these measures to amounts reported under US GAAP.

	December 31,
(In thousands, except per share data)	2018	2017
Total equity	$366,500	$333,644
Less: core deposit intangible	(1,057)	(1,225)
Less: goodwill	(682)	(682)

Tangible common equity	$364,761	$331,737

Total assets	$3,302,924	$3,239,646
Less: core deposit intangible	(1,057)	(1,225)
Less: goodwill	(682)	(682)

Total tangible assets	$3,301,185	$3,237,739

Total shareholders’ equity to total assets	11.10%	10.30%
Tangible common equity ratio	11.05%	10.25%

Number of outstanding shares	22,749	22,679

Book value per share	$16.11	$14.71
Tangible common equity to tangible assets	16.03	14.63

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

(Amounts in thousands)	2018	2017
Non-interest expenses	$89,509	$90,420

Net interest income, fully tax-equivalent	114,723	104,446
Non-interest income	45,346	44,499
Less: securities gains (losses) included in non-interest income	–	(232)
Total revenue	$160,069	$149,177

Efficiency ratio	55.92%	60.61%

Non-interest expenses	$89,509	$90,420
Less: amortization/impairment of investments in tax credit partnerships	(1,237)	(7,124)
Adjusted non-interest expenses	88,272	83,296

Net interest income (tax-equivalent)	114,723	104,446
Non-interest income	45,346	44,731
Less: securities gains (losses) included in non-interest income	–	(232)
Total revenue	$160,069	$149,177

Adjusted efficiency ratio	55.15%	55.84%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income - years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income - years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Management’s Report on Consolidated Financial Statements

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017

Assets
Cash and due from banks	$51,892	$41,982
Federal funds sold and interest bearing due from banks	147,047	97,266
Cash and cash equivalents	198,939	139,248
Mortgage loans held for sale	1,675	2,964
Securities available for sale (amortized cost of $443,742 in 2018 and $577,406 in 2017)	436,995	574,524
Federal Home Loan Bank stock and other securities	10,370	7,646

Loans	2,548,171	2,409,570
Less allowance	25,534	24,885
Net loans	2,522,637	2,384,685

Premises and equipment, net	44,764	41,655
Bank owned life insurance	32,273	32,049
Accrued interest receivable	8,360	8,369
Other assets	46,911	48,506
Total assets	$3,302,924	$3,239,646

Liabilities
Deposits
Non-interest bearing	$711,023	$674,697
Interest bearing	2,083,333	1,903,598
Total deposits	2,794,356	2,578,295

Securities sold under agreements to repurchase	36,094	70,473
Federal funds purchased	10,247	161,352
Accrued interest payable	762	232
Other liabilities	46,788	46,192
Federal Home Loan Bank advances	48,177	49,458
Total liabilities	2,936,424	2,906,002

Commitments and contingent liabilities (note 19)

Stockholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, no par value; 40,000,000 shares authorized; 22,749,139 and 22,679,362 shares issued and outstanding in 2018 and 2017, respectively	36,689	36,457
Additional paid-in capital	36,797	31,924
Retained earnings	298,156	267,193
Accumulated other comprehensive loss	(5,142)	(1,930)
Total stockholders’ equity	366,500	333,644
Total liabilities and stockholders’ equity	$3,302,924	$3,239,646

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2018	2017	2016

Interest income
Loans	$118,467	$99,924	$91,833
Federal funds sold and interest bearing deposits	1,307	1,330	491
Mortgage loans held for sale	166	191	237
Securities
Taxable	9,001	8,365	8,451
Tax-exempt	832	1,089	1,195
Total interest income	129,773	110,899	102,207

Interest expense
Deposits	13,441	5,975	3,943
Securities sold under agreements to repurchase and other short term borrowing	992	316	212
Long term debt	924	955	763
Total interest expense	15,357	7,246	4,918
Net interest income	114,416	103,653	97,289
Provision for loan and lease losses	2,705	2,550	3,000
Net interest income after provision for loan losses	111,711	101,103	94,289
Non-interest income
Wealth management and trust services	21,536	20,505	19,155
Deposit service charges	5,759	6,172	6,037
Debit and credit cards	6,769	5,979	5,655
Treasury management	4,571	4,297	3,867
Mortgage banking	2,568	3,221	3,897
(Loss) on sale of securities available for sale	–	(232)	–
Net investment product sales commissions and fees	1,677	1,629	1,563
Bank owned life insurance	1,129	1,159	871
Other	1,337	1,769	1,875
Total non-interest income	45,346	44,499	42,920

Non-interest expenses
Compensation	46,104	42,581	40,814
Employee benefits	10,098	9,987	8,368
Net occupancy and equipment	7,653	7,393	7,422
Technology and communication	8,897	7,957	7,040
Marketing and business development	3,099	2,716	2,464
Postage, printing and supplies	1,558	1,475	1,521
Legal and professional	2,614	2,393	1,869
FDIC insurance	961	960	1,181
Amortization/impairment of investments in tax credit partnerships	1,237	7,124	4,458
Capital and deposit based taxes	3,325	3,440	2,800
Other	3,963	4,394	3,001
Total non-interest expenses	89,509	90,420	80,938

Income before income taxes	67,548	55,182	56,271
Income tax expense	12,031	17,139	15,244
Net income	$55,517	$38,043	$41,027
Net income per share, basic	$2.45	$1.69	$1.84
Net income per share, diluted	$2.42	$1.66	$1.80
Average common shares:
Basic	22,619	22,532	22,356
Diluted	22,944	22,983	22,792

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In thousands)	2018	2017	2016
Net income	$55,517	$38,043	$41,027
Other comprehensive loss, before tax:
Unrealized losses on securities available for sale:
Unrealized losses arising during the period	(3,865)	(1,252)	(3,347)
Unrealized gains on hedging instruments:
Unrealized gains arising during the period	220	321	68
Minimum pension liability adjustment arising during the period	219	(79)	2
Reclassification adjustment for securities losses reclassified out of other comprehensive income into loss on sale of securities available for sale	–	232	–
Other comprehensive loss before income tax benefit	(3,426)	(778)	(3,277)
Income tax benefit related to items of other comprehensive income	(720)	(347)	(1,146)
Other comprehensive loss, net of tax benefit	(2,706)	(431)	(2,131)
Comprehensive income	$52,811	$37,612	$38,896

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For each of the years in the three year period ended December 31, 2018
					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
(In thousands, except per share data)	Shares	Amount	capital	earnings	income (loss)	Total

Balance December 31, 2015	14,919	$10,616	$44,180	$231,091	$632	$286,519
Net income	–	–	–	41,027	–	41,027
Other comprehensive loss, net of tax	–	–	–	–	(2,131)	(2,131)
Stock compensation expense	–	–	2,473	–	–	2,473
Stock issued for stock-based awards, net of withholdings to satisfy employee tax obligations upon award	214	711	5,217	(3,804)	–	2,124
3 for 2 stock split (see note 14)	7,494	24,956	(24,956)	–	–	–
Cash dividends declared, $0.72 per share	–	–	–	(16,140)	–	(16,140)
Shares repurchased or cancelled	(10)	(33)	(232)	265	–	–
Balance December 31, 2016	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872
Net income	–	–	–	38,043	–	38,043
Other comprehensive loss, net of tax	–	–	–	–	(431)	(431)
Stock compensation expense	–	–	2,892	–	–	2,892
Stock issued for stock-based awards, net of withholdings to satisfy employee tax obligations upon award	69	231	2,500	(5,336)	–	(2,605)
Cash dividends declared, $0.80 per share	–	–	–	(18,127)	–	(18,127)
Shares repurchased or cancelled	(7)	(24)	(150)	174	–	–
Balance December 31, 2017	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644
Net income	–	–	–	55,517	–	55,517
Other comprehensive loss, net of tax	–	–	–	–	(2,706)	(2,706)
Stock compensation expense	–	–	4,027	–	–	4,027
Reclassification adjustment under Accounting Standards Update 2018-02	–	–	–	506	(506)	–
Stock issued for stock-based awards, net of withholdings to satisfy employee tax obligations upon award	75	249	987	(3,394)	–	(2,158)
Cash dividends declared, $0.96 per share	–	–	–	(21,824)	–	(21,824)
Shares repurchased or cancelled	(5)	(17)	(141)	158	–	–
Balance December 31, 2018	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2018	2017	2016
Operating activities
Net income	$55,517	$38,043	$41,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,705	2,550	3,000
Depreciation, amortization and accretion, net	5,782	13,640	11,142
Deferred income tax (benefit) expense	(268)	3,971	276
Loss on sale of securities available for sale	–	232	–
Gain on sales of mortgage loans held for sale	(1,443)	(1,989)	(2,482)
Origination of mortgage loans held for sale	(71,807)	(97,623)	(123,347)
Proceeds from sale of mortgage loans held for sale	74,539	99,861	129,416
Bank owned life insurance income	(1,129)	(1,159)	(871)
Gain on other investment activities	(113)	(92)	(588)
Net realized gain on sale of OREO	(102)	(39)	(409)
Loss on the disposal of premises and equipment	56	–	202
Stock-based compensation expense	4,027	2,892	2,473
Excess tax benefits from stock-based compensation arrangements	(549)	(1,463)	(1,705)
Net change in accrued interest receivable and other assets	(582)	(13,848)	(7,438)
Net change in accrued interest payable and other liabilities	(744)	8,700	12,566
Net cash provided by operating activities	65,889	53,676	63,262
Investing activities
Purchases of securities available for sale	(768,407)	(661,086)	(478,798)
Proceeds from sale of securities available for sale	–	421	–
Proceeds from maturities and paydowns of securities available for sale	901,512	652,411	468,271
Purchase of Federal Home Loan Bank Stock	(2,724)	(2,254)	–
Proceeds from sale of Federal Home Loan Bank stock	–	955	–
Net increase in loans	(137,835)	(105,867)	(275,718)
Purchases of premises and equipment	(7,057)	(2,786)	(6,327)
Proceeds from disposal of equipment	230	–	66
Proceeds from mortality benefit of bank owned life insurance	–	977	–
Proceeds from sale of OREO	3,895	2,432	1,826
Other investment activities	(1,184)	92	1,108
Net cash used in investing activities	(11,570)	(114,705)	(289,572)
Financing activities
Net change in deposits	216,061	57,747	148,846
Net change in securities sold under agreements to repurchase and federal funds purchased	(185,484)	116,856	27,966
Proceeds from Federal Home Loan Bank advances	120,000	120,000	289,000
Repayments of Federal Home Loan Bank advances	(121,281)	(121,617)	(281,393)
Proceeds (used for) and received from settlement of stock awards	(154)	(216)	2,337
Excess tax benefits from stock-based compensation arrangements	–	–	1,705
Common stock repurchases	(2,004)	(2,389)	(1,918)
Cash dividends paid	(21,766)	(18,077)	(16,093)
Net cash provided by financing activities	5,372	152,304	170,450
Net increase (decrease) in cash and cash equivalents	59,691	91,275	(55,860)
Cash and cash equivalents at beginning of period	139,248	47,973	103,833
Cash and cash equivalents at end of period	$198,939	$139,248	$47,973
Supplemental cash flow information:
Income tax payments	$7,227	$15,838	$12,860
Cash paid for interest	14,827	7,158	4,901
Supplemental non-cash activity:
Transfers from loans to foreclosed assets	$2,170	$–	$1,916
Loans purchased not settled	4,992	–	–

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include accounts of Stock Yards Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, Stock Yards Bank & Trust Company (“the Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to 2018 presentation. Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

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

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements of Bancorp and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to significant change relate to determination of the allowance, and income tax assets, liabilities and expense.

Cash Equivalents and Cash Flows

Cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing due from banks as segregated in the accompanying consolidated balance sheets. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2018 as follows:

(In thousands)	Years ended December 31,
	2018	2017	2016
Cash payments:
Income tax payments	$7,227	$15,838	$12,860
Cash paid for interest	14,827	7,158	4,901
Non-cash transactions:
Transfers from loans to OREO	$2,170	$–	$1,916

Securities

All of Bancorp’s debt securities are available for sale. Equity securities, if held, are carried at fair value with changes in fair value recorded in net income. Securities available for sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the expected life of the security. Gains or losses on sales of securities are computed on a specific identification basis.  Declines in fair value of investment securities available for sale (with certain exceptions noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security. If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value judged to be other-than-temporary are included in other non-interest expense in the consolidated statements of income. See Note 4 to Bancorp’s consolidated financial statements for additional information on investment securities.

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

Loans are classified as impaired when it is probable Bancorp will be unable to collect interest and principal according to terms of the loan agreement. These loans are measured at the estimated fair value of the loans’ collateral, if applicable, or on the present value of future cash flows discounted at the loans’ effective interest rate. Impaired loans consist of loans in non-accrual status and loans accounted for as troubled debt restructuring.

Allowance for loan and lease losses

The allowance is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Bancorp’s allowance methodology is driven by risk ratings, historical losses, and qualitative factors. Assumptions include many factors such as changes in borrowers’ financial condition or historical loss ratios related to certain loan portfolios which may or may not be indicative of future losses. To the extent that management’s assumptions prove incorrect, the results from operations could be materially affected by a higher or lower provision. Consistent with Bancorp’s methodology, in the first quarter of 2018, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 28 quarters to 32 quarters. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of the loan portfolio. Expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure we were appropriately capturing the risk not addressed in the quantitative historical loss rate. By extending the look-back period to 32 quarters to capture historical loss data for a full economic cycle, the allowance level increased approximately $1.3 million compared with a 28 quarter look-back period as of March 31, 2018. Management believes extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate. Management will continue to evaluate appropriateness of the look-back period based on the status of the economic cycle.

Bancorp’s allowance calculation includes allocations to loan portfolio segments for qualitative factors including, among other factors, local economic and business conditions, the quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as the national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods.

Based on this quantitative and qualitative analysis, provisions (reductions) are made to the allowance.  Such provisions (reductions) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

The adequacy of the allowance is monitored by executive management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall methodology. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The accounting policy related to the allowance is applicable to the commercial banking segment of Bancorp.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Assets

Bank owned life insurance (“BOLI”) is carried at net realizable value, which considers applicable surrender charges. Also, Bancorp maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

Other real estate is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense.

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

Income Taxes

Bancorp accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of Bancorp’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. The Tax Cuts and Jobs Act was enacted on December 22, 2017 required an immediate recalculation of Bancorp’s net deferred tax asset. These balances were previously recorded using a 35% Federal marginal tax rate. The remeasurement was made using the 21% Federal marginal tax rate which became effective January 1, 2018, and resulted in $5.9 million of additional income tax expense in the fourth quarter of 2017.

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

Realization of deferred tax assets associated with the investment in partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year-end 2018 and 2017.

To the extent unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, Bancorp’s provision for income taxes would be favorably impacted. As of December 31, 2018, the gross amount of unrecognized tax benefits was $29 thousand, as compared with $40 thousand as of December 31, 2017, details of which are included in Note 8 to these consolidated financials. If recognized, the tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and the addition or elimination of uncertain tax positions. Stock Yards Bancorp, Inc. and its wholly-owned subsidiary file consolidated income tax returns in applicable jurisdictions.

Bancorp’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2018 and 2017, the amount accrued for the potential payment of interest and penalties was immaterial.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For Bancorp, this includes net income, changes in unrealized gains and losses on available for sale investment securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Segment Information

Bancorp provides a broad range of financial services to individuals, corporations and others through its 38 full service banking locations as of December 31, 2018.  These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and wealth management and trust activities.  Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: commercial banking and wealth management and trust.

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

Derivatives

Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. US GAAP establishes accounting and reporting standards for derivative instruments and hedging activities. As required by US GAAP, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Accounting for changes in fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Bancorp must comply with detailed rules and documentation requirements at inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of derivative, if any, is recognized immediately in other noninterest income. Bancorp assesses effectiveness of each hedging relationship by comparing cumulative changes in cash flows of the derivative hedging instrument with cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

Bancorp had no fair value hedging relationships at December 31, 2018 or 2017. Bancorp does not use derivatives for trading or speculative purposes. See Note 22 to the consolidated financial statements for more information regarding derivatives.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, Revenue – Revenue from Contracts with Customers. Bancorp adopted ASU 2014-09 and all related amendments (ASC 606), which created a single framework for recognizing revenue from contracts with customers that fall within its scope and revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. The great majority of Bancorp’s revenue consists of interest income generated by loans, leases, securities, and other investments, which is outside the scope of ASC 606. Significant judgements related to the nature and timing of revenue recognition were not impacted by implementing ASU 2014-09. Existing accrual practices for income earned but not collected proved consistent with the change in guidance to recognize revenue upon satisfying a performance obligation and as such no adjustment to retained earnings was needed. Services within the scope of ASC 606 include deposit service charges, WM&T revenue, investment product sales commissions and fees, interchange income, and the sale of other foreclosed assets. See note 20 for more revenue recognition details.

The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification, the effect of which can be seen below.

	For years ended December 31,
(In thousands)	2018	2017	2016
Non-interest income
Investment product sales commissions and fees under legacy GAAP	$2,224	$2,200	$2,145
Less variable costs	(547)	(571)	(582)
Net investment product sales commissions and fees reported	1,677	1,629	1,563

Non-interest expense
Compensation under legacy GAAP	46,107	42,584	40,817
Less variable costs reclassified above	(3)	(3)	(3)
Compensation expense as reported	46,104	42,581	40,814

Technology and communication expense under legacy GAAP	9,441	8,525	7,619
Less variable costs reclassified above	(544)	(568)	(579)
Technology and communication expense as reported	8,897	7,957	7,040

Net impact	$-	$-	$-

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Bancorp adopted ASU 2016-01 effective January 1, 2018. The most significant impact to Bancorp was a change in valuation methods for the loan portfolio for fair value reporting. GAAP no longer allows for valuing financial instruments for fair value purposes using an “entrance” pricing methodology. The use of an “exit” price methodology requires greater assumptions regarding life of loan losses and is a more complex calculation, the results of which are documented in note 21.

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. Lessees will recognize on the balance sheet a lease liability representing an obligation to make lease payments and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The standard should be applied at the beginning of the earliest period presented using a modified retrospective approach in the first quarter of 2019 with earlier application permitted as of the beginning of an interim or annual reporting period. Bancorp has evaluated existing lease commitments and expects to record a $16.6 million right-of-use asset and $17.9 million lease liability during the first quarter of 2019. Bancorp’s financial condition and results of operations are not otherwise expected to be impacted. The FASB issued additional ASUs updating ASU 2016-02. Bancorp included these ASUs in its evaluation and implementation efforts relative to ASU 2016-02.

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

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which will significantly change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This standard will likely have a significant impact on the way Bancorp recognizes credit impairment on loans. Under current US GAAP, credit impairment losses are determined using an incurred-loss model, which recognizes credit losses only when it is probable that all contractual cash flows will not be collected. Initial recognition of loss under CECL differs from current US GAAP because recognition of credit losses will not be based on any triggering event. This should generally result in credit impairment being recognized earlier and immediately after the financial asset is originated or purchased. Bancorp continues to evaluate existing accounting processes, internal controls, and technology capabilities to determine what additional changes will be needed to address the new requirements. These processes and controls require significant judgment, collection and analysis of additional data, and use of estimates. Technology and other resources have been upgraded or modified to capture additional data to support the accounting and disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. While the impact of implementing the CECL model cannot be quantified at this time, Bancorp expects to recognize a one-time cumulative-effect adjustment to the allowance in the first quarter of 2020. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements for Accounting for Hedging Activities, which amends hedge accounting recognition and presentation requirements under ASC 815. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted upon its issuance. Bancorp does not expect adoption of this standard to have a significant impact on the consolidated financial statements of the Company.

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, to expand the number of benchmark interest rates that can be used in accounting hedge transactions. The ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the transition from the London Interbank Offered Rate (LIBOR) to SOFR and provides sufficient time to prepare for changes to interest-rate risk hedging strategies for both risk management and hedge accounting purposes. Bancorp has identified all transactions currently tied to LIBOR, has educated customers, and does not expect the transition to have a significant impact on the consolidated financial statements of the Company. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.

(2) Restrictions on Cash and Due from Banks

At December 31, 2018, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $1.2 million. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Company has deposits only at institutions providing minimal risk for those exceeding federally insured limits. Additionally, Bancorp had approximately $143.0 million at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC. Bancorp is required to maintain an average reserve balance in cash or with the Federal Reserve Bank relating to customer deposits. The amount of those required reserve balances was approximately $9.0 million and $8.1 million at December 31, 2018 and 2017, respectively, and is included in federal funds sold and interest bearing due from banks in the consolidated balance sheet.

(3) Acquisitions

Effective December 19, 2018, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of privately held King Bancorp, Inc. (“King”).   King, headquartered in Louisville, is the holding company for King Southern Bank, which operates five branches – three in the greater Louisville area and two in Nelson County, approximately 60 miles southeast of Louisville.

Under the terms of the Agreement, the Company will acquire all of King’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to King’s existing shareholders of approximately $28 million.  The Company will fund the cash payment through existing resources on-hand.

The acquisition is expected to close during second quarter of 2019, subject to customary regulatory approval and completion of closing conditions. As of September 30, 2018, King had approximately $195 million in assets, $168 million in loans, $126 million in deposits and $16 million in tangible common equity.

In 2013, Bancorp completed the acquisition of 100% of the outstanding shares of THE BANCorp, Inc. (“Oldham”), parent company of THE BANK – Oldham County, Inc. The transaction was accounted for using acquisition accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Bancorp recorded a core deposit intangible of $2.5 million which is being amortized using methods that anticipate the life of the underlying deposits to which the intangible is attributable. At December 31, 2018, the unamortized core deposit intangible was $1.1 million. See Note 7 for details on the core deposit intangible.

(4) Securities

All of Bancorp’s securities are available for sale. Amortized cost, unrealized gains and losses, and fair value of these securities follow:

(In thousands)	Amortized	Unrealized		Fair
December 31, 2018	cost	Gains	Losses	value

Government sponsored enterprise obligations	$264,234	$156	$(3,351)	$261,039
Mortgage-backed securities - government agencies	149,748	282	(3,753)	146,277
Obligations of states and political subdivisions	29,760	107	(188)	29,679

Total securities available for sale	$443,742	$545	$(7,292)	$436,995

(In thousands)	Amortized	Unrealized		Fair
December 31, 2017	cost	Gains	Losses	value
U.S. Treasury and other U.S. government obligations	$149,996	$–	$(12)	$149,984
Government sponsored enterprise obligations	214,852	474	(1,482)	213,844
Mortgage-backed securities - government agencies	163,571	383	(2,447)	161,507
Obligations of states and political subdivisions	48,987	365	(163)	49,189

Total securities available for sale	$577,406	$1,222	$(4,104)	$574,524

In 2018 Bancorp did not sell any securities. Bancorp sold a corporate equity security in 2017 for a loss of $263 thousand. One security was called prior to maturity in the third quarter of 2017 resulting in the receipt of a $31 thousand pre-payment penalty. The penalty income was classified as a realized gain on the call of available for sale securities. In 2016, Bancorp did not sell any securities. Management has the intent and ability to hold all remaining investment securities available for sale for the foreseeable future.

A summary of the securities available for sale by maturity as of December 31, 2018 is shown below.

(In thousands)
Securities available for sale	Amortized cost	Fair value

Due within 1 year	$120,523	$120,239
Due after 1 but within 5 years	64,141	63,260
Due after 5 but within 10 years	8,059	7,899
Due after 10 years	101,271	99,320
Mortgage-backed securities - government agencies	149,748	146,277
Total securities available for sale	$443,742	$436,995

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

Securities with a carrying value of $355.1 million and $384.7 million were pledged at December 31, 2018 and 2017, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits, and uninsured cash balances for WM&T accounts.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses not recognized in the statements of income are as follows:

(In thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$96,740	$(38)	$149,320	$(3,313)	$246,060	$(3,351)
Mortgage-backed securities - government agencies	3,108	(5)	120,848	(3,748)	123,956	(3,753)
Obligations of states and political subdivisions	814	(1)	17,639	(187)	18,453	(188)

Total temporarily impaired securities	$100,662	$(44)	$287,807	$(7,248)	$388,469	$(7,292)

December 31, 2017

U.S. Treasury and U.S. obligations	$149,984	$(12)	$–	$–	$149,984	$(12)
Government sponsored enterprise obligations	95,139	(586)	49,870	(896)	145,009	(1,482)
Mortgage-backed securities - government agencies	69,290	(440)	67,047	(2,007)	136,337	(2,447)
Obligations of states and political subdivisions	22,366	(107)	5,064	(56)	27,430	(163)

Total temporarily impaired securities	$336,779	$(1,145)	$121,981	$(2,959)	$458,760	$(4,104)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2018 and 2017. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Securities with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach their maturity date and/or the interest rate environment returns to conditions similar to when these securities were purchased. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

FHLB stock and other securities are investments held by Bancorp which are not readily marketable and are carried at cost. This category consists of holdings of Federal Home Loan Bank of Cincinnati (“FHLB”) stock which are required for access to FHLB borrowing, and are classified as restricted securities.

(5) Loans

Composition of loans by primary loan portfolio class follows:

	December 31,
(In thousands)	2018	2017
Commercial and industrial	$833,524	$779,014
Construction and development, excluding undeveloped land	225,050	195,912
Undeveloped land	30,092	18,988

Real estate mortgage:
Commercial investment	588,610	594,902
Owner occupied commercial	426,373	398,685
1-4 family residential	276,017	262,110
Home equity - first lien	49,500	57,110
Home equity - junior lien	70,947	63,981
Subtotal: Real estate mortgage	1,411,447	1,376,788

Consumer	48,058	38,868

Total loans	$2,548,171	$2,409,570

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2018 and 2017, net deferred loan origination costs exceeded deferred loan origination fees, resulting in net negative balances of $592 thousand and $600 thousand, respectively.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the commercial and industrial loan (C&I) totals above, and a corresponding liability is reflected in other liabilities. At December 31, 2018 and 2017, the total participated portions of loans of this nature were $10.5 million and $18.2 million respectively.

Loans to directors and their associates, including loans to companies for which directors are principal owners and executive officers are presented in the following table.

(In thousands)	Year ended December 31,
Loans to directors and executive officers	2018	2017
Balance as of January 1	$629	$969
Effect of changes in composition of directors and executive officers	51,415	–
Repayment of term loans	–	(175)
Changes in balances of revolving lines of credit	643	(165)
Balance as of December 31	$52,687	$629

A total of $500 thousand in loans to directors and executive officers were past due or considered potential problem loans as of December 31, 2018, compared with none as of December 31, 2017.

The following tables present balances in the recorded investment in loans and allowance for loan losses by portfolio segment and based on impairment evaluation method as of December 31, 2018, 2017 and 2016.

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2018	industrial	land	land	mortgage	Consumer	Total

Loans	$833,524	$225,050	$30,092	$1,411,447	$48,058	$2,548,171

Loans individually evaluated for impairment	$220	$318	$474	$1,641	$–	$2,653

Loans collectively evaluated for impairment	$833,304	$224,732	$29,618	$1,409,806	$48,058	$2,545,518

Loans acquired with deteriorated credit quality	$–	$–	$–	$–	$–	$–

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan and lease losses
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	2,539	36	231	(261)	160	2,705
Charge-offs	(2,404)	–	–	(132)	(476)	(3,012)
Recoveries	554	–	–	62	340	956
At December 31, 2018	$11,965	$1,760	$752	$10,681	$376	$25,534

Allowance for loans individually evaluated for impairment	$28	$–	$–	$14	$–	$42

Allowance for loans collectively evaluated for impairment	$11,937	$1,760	$752	$10,667	$376	$25,492

Allowance for loans acquired with deteriorated credit quality	$–	$–	$–	$–	$–	$–

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2017	industrial	land	land	mortgage	Consumer	Total

Loans	$779,014	$195,912	$18,988	$1,376,788	$38,868	$2,409,570

Loans individually evaluated for impairment	$1,176	$664	$474	$5,066	$–	$7,380

Loans collectively evaluated for impairment	$777,838	$195,248	$18,514	$1,371,246	$38,868	$2,401,714

Loans acquired with deteriorated credit quality	$–	$–	$–	$476	$–	$476

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
	industrial	land	land	mortgage	Consumer	Total
Allowance for loan and lease losses
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	2,373	(199)	(163)	383	156	2,550
Charge-offs	(1,782)	–	–	(98)	(549)	(2,429)
Recoveries	202	–	–	154	401	757
At December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885

Allowance for loans individually evaluated for impairment	$34	$–	$–	$14	$–	$48

Allowance for loans collectively evaluated for impairment	$11,242	$1,724	$521	$10,998	$352	$24,837

Allowance for loans acquired with deteriorated credit quality	$–	$–	$–	$–	$–	$–

(In thousands)	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
December 31, 2016	industrial	land	land	mortgage	Consumer	Total

Loans	$736,841	$192,348	$21,496	$1,319,520	$35,170	$2,305,375

Loans individually evaluated for impairment	$2,682	$538	$474	$2,516	$59	$6,269

Loans collectively evaluated for impairment	$734,139	$191,810	$21,022	$1,316,400	$35,111	$2,298,482

Loans acquired with deteriorated credit quality	$20	$–	$–	$604	$–	$624

		Construction
		and development
	Commercial	excluding
	And	undeveloped	Undeveloped	Real estate
	Industrial	land	land	mortgage	Consumer	Total
Allowance for loan and lease losses
At December 31, 2015	$8,645	$1,760	$814	$10,875	$347	$22,441
Provision (credit)	2,775	275	(130)	(68)	148	3,000
Charge-offs	(1,216)	(133)	–	(576)	(568)	(2,493)
Recoveries	279	21	–	342	417	1,059
At December 31, 2016	$10,483	$1,923	$684	$10,573	$344	$24,007

Allowance for loans individually evaluated for impairment	$1,207	$–	$1	$–	$59	$1,267

Allowance for loans collectively evaluated for impairment	$9,276	$1,923	$683	$10,573	$285	$22,740

Allowance for loans acquired with deteriorated credit quality	$–	$–	$–	$–	$–	$–

Considerations by Bancorp in computing its allowance are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. For owner-occupied residential and owner-occupied commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of both the tenants and the borrower. Underlying properties are generally located in Bancorp’s primary market area. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected in increased vacancy rates, which in turn, will have an effect on credit quality and property values. Overall health of the economy, including unemployment rates and real estate values, has an effect on credit quality in this loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates, as well as home and securities prices, will have a significant effect on credit quality in this loan category.

The following tables present loans individually evaluated for impairment as of December 31, 2018 and 2017.

(In thousands)		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
December 31, 2018	investment	balance	allowance	investment	recognized

Loans with no related allowance recorded:
Commercial and industrial	$192	$707	$–	$161	$–
Construction and development, excluding undeveloped land	318	489	–	437	–
Undeveloped land	474	506	–	474	–

Real estate mortgage
Commercial investment	138	138	–	35	–
Owner occupied commercial	586	1,023	–	1,503	–
1-4 family residential	760	760	–	1,242	–
Home equity - first lien	–	–	–	–
Home equity - junior lien	143	143	–	73	–
Subtotal: Real estate mortgage	1,627	2,064	–	2,853	–

Consumer	–	–	–	23
Subtotal	$2,611	$3,766	$–	$3,948	$–

Loans with an allowance recorded:
Commercial and industrial	$28	$28	$28	$1,851	$2
Construction and development, excluding undeveloped land	–	–	–	–	–
Undeveloped land	–	–	–	24	–

Real estate mortgage
Commercial investment	–	–	–	–	–
Owner occupied commercial	–	–	–	897	–
1-4 family residential	14	14	14	14	1
Home equity - first lien	–	–	–	–	–
Home equity - junior lien	–	–	–	–	–
Subtotal: Real estate mortgage	14	14	14	911	1

Consumer	–	–	–	–	–
Subtotal	$42	$42	$42	$2,786	$3

Total:
Commercial and industrial	$220	$735	$28	$2,012	2
Construction and development, excluding undeveloped land	318	489	–	437	–
Undeveloped land	474	506	–	498	–

Real estate mortgage
Commercial investment	138	138	–	35	–
Owner occupied commercial	586	1,023	–	2,400	–
1-4 family residential	774	774	14	1,256	1
Home equity - first lien	–	–	–	–	–
Home equity - junior lien	143	143	–	73	–
Subtotal: Real estate mortgage	1,641	2,078	14	3,764	1

Consumer	–	–	–	23	–
Total	$2,653	$3,808	$42	$6,734	3

(In thousands)		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
December 31, 2017	investment	balance	allowance	investment	recognized

Loans with no related allowance recorded:
Commercial and industrial	$1,142	$2,202	$–	$411	$–
Construction and development, excluding undeveloped land	664	834	–	559	–
Undeveloped land	474	506	–	425	–

Real estate mortgage
Commercial investment	52	53	–	110	–
Owner occupied commercial	3,332	3,789	–	1,678	–
1-4 family residential	1,637	1,657	–	935	–
Home equity - first lien	–	–	–	–
Home equity - junior lien	31	31	–	186	–
Subtotal: Real estate mortgage	5,052	5,530	–	2,909	–

Consumer	–	–	–	–
Subtotal	$7,332	$9,072	$–	$4,304	$–

Loans with an allowance recorded:
Commercial and industrial	$34	$34	$34	$1,882	78
Construction and development, excluding undeveloped land	–				–
Undeveloped land	–			48	–

Real estate mortgage
Commercial investment	–	–	–	–	–
Owner occupied commercial	–	–	–	–	–
1-4 family residential	14	14	14	5	–
Home equity - first lien	–	–	–	–	–
Home equity - junior lien	–	–	–	–	–
Subtotal: Real estate mortgage	14	14	14	5	–

Consumer	–	–	–	46	–
Subtotal	$48	$48	$48	$1,981	$78

Total:
Commercial and industrial	$1,176	$2,236	$34	$2,293	78
Construction and development, excluding undeveloped land	664	834	–	559	–
Undeveloped land	474	506	–	473	–

Real estate mortgage
Commercial investment	52	53	–	110	–
Owner occupied commercial	3,332	3,789	–	1,678	–
1-4 family residential	1,651	1,671	14	940	–
Home equity - first lien	–	–	–	–	–
Home equity - junior lien	31	31	–	186	–
Subtotal: Real estate mortgage	5,066	5,544	14	2,914	–

Consumer	–	–	–	46	–
Total	$7,380	$9,120	$48	$6,285	$78

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the life of loans and fair value adjustments recorded for loans acquired. Interest paid on impaired or non-accrual loans that was used to reduce principal was $93 thousand, $338 thousand and $307 thousand in 2018, 2017 and 2016, respectively.  Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $391 thousand, $159 thousand and $149 thousand in 2018, 2017 and 2016, respectively. No interest income was recognized on a cash basis in 2018, 2017, or 2016.

Impaired loans include non-accrual loans and loans accounted for as troubled debt restructurings (TDRs), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest.  Loans past due more than 90 days or more and still accruing interest amounted to $745 thousand and $2 thousand at December 31, 2018 and 2017, respectively.

The following table presents the recorded investment in non-accrual loans as of December 31, 2017 and 2016.

	December 31,
(In thousands)	2018	2017

Commercial and industrial	$192	$321
Construction and development, excluding undeveloped land	318	664
Undeveloped land	474	474

Real estate mortgage
Commercial investment	138	52
Owner occupied commercial	586	3,332
1-4 family residential	760	1,637
Home equity - first lien	–	–
Home equity - junior lien	143	31
Subtotal: Real estate mortgage	1,627	5,052

Consumer	–	–

Total	$2,611	$6,511

In the course of working with borrowers, Bancorp may elect to restructure contractual terms of certain loans. A troubled debt restructuring (TDRs) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider. Bancorp had $42 thousand and $869 thousand of accruing loans classified as TDRs, at December 31, 2018 and 2017, respectively. No loans were classified as TDR in 2018 or 2016. Two loans were designated as TDRs during 2017. A commercial loan with a pre- and post-modification recorded investment of $39 thousand was given a payment concession so as to enable the borrower to fulfill the loan agreement. A 1-4 family residential loan with a pre-modification recorded investment of $12 thousand was renewed with interest capitalized resulting in a post-modification recorded investment of $14 thousand. Specific reserves for the full amounts of both loans were established. Two other commercial loans were considered TDRs as of December 31, 2017. Loans reported in 2016 as TDRs consisted of two commercial loans, to a single borrower, and one consumer loan. No loans classified as TDRs in 2016, 2017 or 2018 subsequently defaulted within 12 months.

Loans accounted for as TDRs are individually evaluated for impairment. At December 31, 2018 loans reported as TDRs had a total allowance allocation of $42 thousand, compared with $48 thousand at December 31, 2017. At December 31, 2018 and 2017, Bancorp had no outstanding commitments to lend additional funds to borrowers whose loans have been classified as TDRs. As of December 31, 2018 formal foreclosure proceedings were in process on consumer mortgage loans with a total recorded investment of $528 thousand, compared with $62 thousand as of December 31, 2017.

The following table presents aging of the recorded investment in loans as of December 31, 2018 and 2017.

							Recorded
(In thousands)				90 or more			investment
				days past			> 90 days
		30-59 days	60-89 days	due (includes)	Total	Total	and
December 31, 2018	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$832,923	$197	$200	$204	$601	$833,524	$12
Construction and development, excluding undeveloped land	224,732	–	–	318	318	225,050	–
Undeveloped land	29,552	66	–	474	540	30,092	–

Real estate mortgage
Commercial investment	586,884	1,382	107	237	1,726	588,610	99
Owner occupied Commercial	421,143	2,732	1,377	1,121	5,230	426,373	535
1-4 family residential	274,547	374	336	760	1,470	276,017	–
Home equity - first lien	49,321	179	–	–	179	49,500	–
Home equity - junior lien	70,467	182	56	242	480	70,947	99
Subtotal: Real estate mortgage	1,402,362	4,849	1,876	2,360	9,085	1,411,447	733

Consumer	48,058	–	–	–	–	48,058	–

Total	$2,537,627	$5,112	$2,076	$3,356	$10,544	$2,548,171	$745

December 31, 2017
Commercial and industrial	$776,118	$2,571	$4	$321	$2,896	$779,014	$–
Construction and development, excluding undeveloped land	194,936	–	312	664	976	195,912	–
Undeveloped land	18,514	–	–	474	474	18,988	–

Real estate mortgage
Commercial investment	594,242	608	–	52	660	594,902	–
Owner occupied commercial	394,623	455	275	3,332	4,062	398,685	–
1-4 family residential	259,994	172	307	1,637	2,116	262,110	–
Home equity - first lien	56,938	172	–	–	172	57,110	–
Home equity - junior lien	63,667	87	194	33	314	63,981	2
Subtotal: Real estate mortgage	1,369,464	1,494	776	5,054	7,324	1,376,788	2

Consumer	38,699	86	83	–	169	38,868	–

Total	$2,397,731	$4,151	$1,175	$6,513	$11,839	$2,409,570	$2

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

As of December 31, 2018 and 2017, internally assigned risk grades of loans by category were as follows:

(In thousands)				Substandard		Total
December 31, 2018	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$803,073	$11,516	$18,703	$232	$–	$833,524
Construction and development, excluding undeveloped land	220,532	4,200	–	318	–	225,050
Undeveloped land	29,618	–	–	474	–	30,092

Real estate mortgage
Commercial investment	586,543	1,815	15	237	–	588,610
Owner occupied commercial	411,722	9,030	4,500	1,121	–	426,373
1-4 family residential	273,537	1,544	162	774	–	276,017
Home equity - first lien	49,500	–	–	–	–	49,500
Home equity - junior lien	70,437	249	19	242	–	70,947
Subtotal: Real estate mortgage	1,391,739	12,638	4,696	2,374	–	1,411,447

Consumer	48,058	–	–	–	–	48,058

Total	$2,493,020	$28,354	$23,399	$3,398	$–	$2,548,171

December 31, 2017
Commercial and industrial	$751,628	$12,032	$14,178	$1,176	$–	$779,014
Construction and development, excluding undeveloped land	195,248	–	–	664	–	195,912
Undeveloped land	18,484	–	30	474	–	18,988

Real estate mortgage
Commercial investment	591,232	3,599	19	52	–	594,902
Owner occupied Commercial	383,455	8,683	3,215	3,332	–	398,685
1-4 family residential	256,968	2,477	1,014	1,651	–	262,110
Home equity - first lien	57,110	–	–	–	–	57,110
Home equity - junior lien	63,471	247	230	33	–	63,981
Subtotal: Real estate mortgage	1,352,236	15,006	4,478	5,068	–	1,376,788

Consumer	38,747	117	4	–	–	38,868

Total	$2,356,343	$27,155	$18,690	$7,382	$–	$2,409,570

(6) Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(In thousands)	2018	2017

Land	$9,664	$8,908
Buildings and improvements	47,726	45,285
Furniture and equipment	21,793	19,360
Construction in progress	1,051	1,496

	80,234	75,049

Accumulated depreciation and amortization	(35,470)	(33,394)

Total premises and equipment	$44,764	$41,655

December 31, 2017 balances reflect a correction of incorrectly reported year-end balances in Note 6 of the 2017 Form 10-K, which were presented as $7,118, $47,924, and $18,511 for land, buildings and improvements, and furniture and equipment, respectively.

Depreciation expense related to premises and equipment was $3.7 million in 2018, $3.5 million in 2017 and $3.2 million in 2016.

(7) Other Assets

A summary of major components of other assets follows:

	December 31,
(In thousands)	2018	2017

Cash surrender value of life insurance other than BOLI	$15,029	$16,213
Net deferred tax asset	10,193	9,206
Investments in income tax credit related ventures	4,537	3,216
Prepaid assets	3,072	2,856
Other short term receivables	1,939	2,215
Core deposit intangible	1,057	1,225
Mortgage servicing rights (MSRs)	1,022	875
OREO and other foreclosed property	1,018	2,640
Goodwill	682	682
Other	8,362	9,378

Total	$46,911	$48,506

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Mortgage servicing rights (MSRs) are initially recognized at fair value when mortgage loans are sold and amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at December 31, 2018 and 2017 were $3.6 million and $3.1 million, respectively. Total outstanding principal balances of loans serviced by Bancorp were $327.9 million and $344.5 million at December 31, 2018, and 2017 respectively.

Changes in the net carrying amount of MSRs are shown in the following table.

(In thousands)	2018	2017

Balance at January 1	$875	$921
Originations	302	225
Amortization	(155)	(271)

Balance at December 31	$1,022	$875

(8) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

	For years ended December 31,
(In thousands)	2018	2017	2016

Current income tax expense
Federal	$11,567	$12,622	$14,270
State	732	546	698
Total current income tax expense	12,299	13,168	14,968

Deferred income tax expense (benefit)
Federal	(52)	3,783	192
State	(44)	(4)	36
Total deferred income tax expense (benefit)	(96)	3,779	228
Change in valuation allowance	(172)	192	48
Total income tax expense	$12,031	$17,139	$15,244

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

	For years ended December 31,
(In thousands)	2018	2017	2016
Unrealized (loss) gain on securities available for sale	$(812)	$(531)	$(1,171)
Reclassification adjustment for securities losses realized in income	–	81	–
Reclassification adjustment for securities impairment realized in income	–	–	–
Unrealized (loss) gain on derivatives	46	112	24
Minimum pension liability adjustment	46	(9)	1
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	–	–	(1,705)
Total income tax (benefit) expense recorded directly to stockholders’ equity	$(720)	$(347)	$(2,851)

An analysis of the difference between statutory and effective tax rates from operations follows:

	For years ended December 31,
	2018	2017	2016
U.S. federal income tax rate	21.0%	35.0%	35.0%
Tax credits	(1.8)	(14.4)	(9.7)
Stock based compensation	(0.8)	(2.6)	–
Net deferred tax asset remeasurement	(0.5)	10.8	–
Other, net	(0.5)	0.9	0.3
Cash surrender value of life insurance	(0.4)	(1.5)	(0.9)
Tax exempt interest income	(0.4)	(1.2)	(1.2)
Amortization/impairment of investments in tax credit partnerships	0.4	3.4	2.8
State income taxes	0.8	0.7	0.8
Effective income tax rate	17.8%	31.1%	27.1%

Bancorp’s effective income tax rate decreased to 17.8% in 2018 from 31.1% in 2017. The decrease was largely a result of the reduction of the marginal federal tax rate from 35% to 21% effective January 1, 2018, as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. That tax reform also resulted in higher taxes in 2017 from a one-time $5.9 million charge to remeasure Bancorp’s net deferred tax asset. The 2017 effective tax rate included significantly more tax savings from stock-based compensation deductions and federal income tax credits.

The increase in effective tax rate from 2016 to 2017 was the result of the one-time, non-cash charge resulting from the remeasurement of deferred taxes as a result of tax reform somewhat offset by higher utilization of tax credits during the year. The Tax Cuts and Jobs Act was enacted in December 2017 requiring an immediate recalculation of Bancorp’s net deferred tax asset which resulted in $5.9 million of additional income tax expense in the fourth quarter of 2017. The effective tax rate in 2017 was also reduced by the adoption of ASU 2016-09 “Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting”. The standard requires excess tax benefits and deficiencies related to stock-based payment awards to be reflected in the statement of operations as a component of the provision for income taxes. For 2017 Bancorp recorded a benefit of $1.5 million for such excess benefits against the provision for income tax expense. Prior to adoption of ASU 2016-09, these tax benefits were recorded directly to additional paid-in capital. Tax benefits recorded to capital for 2016 were $1.7 million.

In December 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of tax reform in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows a measurement period not to extend beyond one year from the tax reform’s enactment date to complete the necessary accounting. Bancorp believes it has completed necessary analyses and recorded income tax effects of tax reform within the measurement period.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets
Allowance for loan and lease loss	$5,567	$5,422
Deferred compensation	4,703	4,148
Accrued expenses	968	798
Securities	756	121
Investments in tax credit partnerships	543	565
Loans	434	442
Other assets	181	186
Write-downs and costs associated with OREO	7	39
Total deferred tax assets	13,159	11,721

Deferred tax liabilities
Property and equipment	1,154	764
Loan costs	632	588
Leases	336	149
Other liabilities	267	260
Core deposit intangible	230	267
Mortgage servicing rights	193	161
Total deferred tax liabilities	2,812	2,189
Valuation allowance	(154)	(326)
Net deferred tax asset	$10,193	$9,206

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion of the entire deferred tax asset will not be realized. Ultimate realization of deferred tax assets is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining deferred tax assets are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2018.

Realization of deferred tax assets associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance of $154 thousand and $326 thousand to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded as of December 31, 2018 and 2017, respectively.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As December 31, 2018 and 2017, the gross amount of unrecognized tax benefits, including penalties and interest, was $29 thousand. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. Federal and state income tax returns are subject to examination for the years after 2014.

A reconciliation of the amount of unrecognized tax benefits follows:

(In thousands)	2018	2017
Balance as of January 1	$40	$40
Increases - current year tax positions	–	11
Increases - prior year tax positions	–	–
Settlements	–	–
Lapse of statute of limitations	(11)	(11)
Balance as of December 31	$29	$40

(9) Deposits

Composition of interest bearing deposits follows:

	December 31,
(In thousands)	2018	2017
Interest bearing demand	$892,867	$833,450
Savings	155,007	152,348
Money market	688,744	682,226
Time deposits of $250,000 or greater	55,182	38,439
Other time deposits	291,533	197,135

Total interest bearing deposits	$2,083,333	$1,903,598

Interest expense related to certificates of deposit and other time deposits in denominations of $250 thousand or more was $431 thousand, $161 thousand and $231 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018, the scheduled maturities of time deposits were as follows (in thousands):

2019	$172,321
2020	123,832
2021	36,365
2022	6,429
2023	7,668
2024 and thereafter	100

Total time deposits	$346,715

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $42.0 million and $28.5 million at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, Bancorp had $886 thousand and $614 thousand, respectively, of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

At December 31, 2018, Bancorp had $29.8 million in brokered deposits, compared with no brokered deposits as of December 31, 2017.

(10) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2018, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2018	2017

Average balance during the year	$62,580	$70,187
Average interest rate during the year	0.25%	0.19%
Maximum month-end balance during the year	$74,725	$75,365

(11) Advances from the Federal Home Loan Bank

Bancorp had outstanding borrowings of $48.2 million at December 31, 2018, via fourteen separate fixed-rate advances. For two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances totaling $18.2 million, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	December 31, 2018		December 31, 2017
Year	Advance	Fixed Rate	Advance	Fixed Rate
2019	$30,000	2.54%	$30,000	1.48%
2020	1,691	2.23	1,741	2.23
2021	215	2.12	288	2.12
2024	2,240	2.36	2,454	2.36
2025	4,626	2.42	5,149	2.42
2026	8,185	1.99	8,564	1.99
2028	1,220	1.49	1,262	1.49

Total	$48,177	2.39%	$49,458	1.74%

Payments based on amortization schedules over the next five years are as follows:

(In thousands)
2019	$31,420
2020	2,924
2021	1,298
2022	1,268
2023	1,297
2024 and beyond	9,970

In addition to fixed-rate advances listed above, at December 31, 2017, Bancorp had a $150 million cash management advance from the FHLB. This advance matured in the first week of January 2018 and was used to manage Bancorp’s overall cash position. Due to the short-term nature of the advance, it was recorded on the consolidated balance sheet within federal funds purchased. No cash management advances were outstanding as of December 31, 2018.

Advances from the FHLB are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral agreement and FHLB stock. Bancorp views the borrowings as an effective alternative to brokered deposits to fund loan growth. At December 31, 2018, the amount of available credit from the FHLB totaled $537 million. Bancorp also has $105 million in federal funds lines available from correspondent banks.

(12) Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2018, 2017, and 2016. The tables also include $506 thousand reclassified from AOCI to retained earnings related to the adoption of ASU 2018-02 in the first quarter of 2018. ASU 2018-02 provided for the reclassification of tax effects stranded in other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act into retained earnings. The Tax Reform reduced the US Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, Bancorp was required to remeasure its net deferred tax assets at the lower rate and recognize the adjustment through income tax expense in 2017. The adjustment through income tax expense left items presented in AOCI, for which the related income tax effects were originally recognized in other comprehensive income, unadjusted for the new tax rate. The reclassification upon adoption of ASU 2018-02 results in AOCI reflecting the new tax rate.

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance at December 31, 2015	$965	$(60)	$(273)	$632

Other comprehensive (loss) income before reclassifications	(2,176)	44	1	(2,131)
Amounts reclassified from accumulated other comprehensive income	–	–	–	–

Net current period other comprehensive (loss) income	(2,176)	44	1	(2,131)
Balance at December 31, 2016	$(1,211)	$(16)	$(272)	$(1,499)

Other comprehensive (loss) income before reclassifications	(721)	209	(70)	(582)
Amounts reclassified from accumulated other comprehensive income	151	–	–	151
Net current period other comprehensive (loss) income	(570)	209	(70)	(431)
Balance at December 31, 2017 (1)	$(1,781)	$193	$(342)	$(1,930)

Other comprehensive income (loss) before reclassifications	(3,053)	174	173	(2,706)
Amounts reclassified from accumulated other comprehensive income	–	–	–	–
Net current period other comprehensive income (loss)	(3,053)	174	173	(2,706)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)

Balance at December 31, 2018	$(5,330)	$408	$(220)	$(5,142)

(1)

December 31, 2017 AOCI component balances reflect a correction of incorrectly reported year-end balances in Note 12 of the 2017 Form 10-K, which were presented as $(2,278), $234, and $(392) for securities available for sale, cash flow hedges, and minimum pension liability, respectively.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2018, 2017 and 2016.

Details of accumulated				Affected line item in
other comprehensive	Amount reclassified from accumulated			the consolidated
income (loss) components	other comprehensive income (loss)			statements of income

	For the years ended December 31,
(In thousands)	2018	2017	2016
Unrealized gains (losses) on securities available for sale:
Realized loss on sale of available for sale securities	$–	$(232)	$–	Loss on sale of securities
Effect of income taxes	–	81	–	Income tax expense
Reclassifications, net of income taxes	$–	$(151)	$–

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

(15) Net Income per Share and Common Stock Dividends

The following table reflects numerators (net income) and denominators (average shares outstanding) for basic and diluted net income per share computations:

(In thousands, except per share data)	2018	2017	2016

Net income, basic and diluted	$55,517	$38,043	$41,027

Average shares outstanding, basic	22,619	22,532	22,356
Effect of dilutive shares	325	451	436

Average shares outstanding including dilutive shares	22,944	22,983	22,792

Net income per share, basic	$2.45	$1.69	$1.84

Net income per share, diluted	$2.42	$1.66	$1.80

SARs of 146 thousand granted at prices ranging from $35.90 to $40.00 were outstanding at December 31, 2018, but were not included in the computation of diluted EPS because they were antidilutive. They could, however, be dilutive to EPS in the future.

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan (“KSOP”). The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2018, 2017, and 2016 were $2.2 million, $2.0 million and $1.9 million, respectively, and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2018 and 2017, the KSOP held 568 thousand and 577 thousand shares of Bancorp stock, respectively.

In addition Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $250 thousand, $232 thousand and $293 thousand in 2018, 2017 and 2016 respectively. At December 31, 2018 and 2017, the amounts included in other liabilities in the consolidated financial statements for this plan were $8.6 million and $8.2 million, respectively, were comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by participants.

Bancorp sponsors an unfunded non-qualified defined benefit retirement plan for three key officers (one current and two retired), and has no plans to increase the number of or the benefits to participants. Benefits vest based on 25 years of service. Participants are fully vested. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.1 million as of December 31, 2018 and December 31, 2017. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, on participants and certain former executives. Income from these policies helps offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2018 and 2017. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in each year from 2019 to 2023 and beyond are listed in the table below.

(In thousands)
2019	$84
2020	84
2021	–
2022	–
2023	–
Beyond 2023	3,278

Total future payments	$3,446

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2018. There are no obligations for other post-retirement and post-employment benefits.

(17) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

Bancorp currently has one stock-based compensation plan. Shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approve an additional 500 thousand shares for issuance under the plan. As of December 31, 2018, there were 647 thousand shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015. SARs granted under this plan expire as late as 2025.

Bancorp had no stock options outstanding at December 31, 2018. Stock appreciation rights (“SARs”) granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination. Fair values are determined using the Black Scholes pricing model as described later in this note.

Restricted shares granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of restricted shares is equal to market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) vest based upon a single three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.3%, 5.1% and 4.5% for 2018, 2017 and 2016 grants, respectively.

Grants of restricted stock units (“RSUs”) to directors are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

Bancorp has recognized stock-based compensation expense for SARs, PSUs, and RSUs, within employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows:

(In thousands)	For years ended December 31,
	2018	2017	2016
Stock-based compensation expense before income taxes	$4,027	$2,892	$2,473
Less: deferred tax benefit	(846)	(607)	(866)
Reduction of net income	$3,181	$2,285	$1,607

Beginning in 2017 Bancorp’s net income reflects the implementation of ASU 2016-09 which changed the way excess tax benefits and deficiencies related to stock-based compensation are recorded. Prior to 2017, these were recorded directly to additional paid-in capital and, thus did not affect earnings. Beginning in 2017, these are recorded as a tax expense or benefit in the income statement. These benefits resulted in $549 thousand and $1.5 million increases in net income for 2018 and 2017, respectively. This tax benefit is not reflected in the table above.

As of December 31, 2018 Bancorp has $5.2 million of unrecognized stock-based compensation expense that will be recorded as compensation expense over the next five years as awards vest. In 2018 Bancorp used cash of $154 thousand for the purchase of shares upon the vesting of restricted stock units. This compares with cash used of $216 thousand in 2017 for the purchase of shares upon the vesting of restricted stock units net of cash received for options exercised.

Fair values of Bancorp’s SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating the value of stock options and SARs. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2018	2017	2016

Dividend yield	2.56%	2.72%	2.94%
Expected volatility	20.17%	19.47%	19.31%
Risk free interest rate	2.96%	2.29%	1.70%
Expected life of SARs (in years)	7.0	7.0	7.3

Dividend yield and expected volatility are based on historical information for Bancorp corresponding to the expected life of SARs granted. Expected volatility is the volatility of underlying shares for the expected term calculated on a monthly basis. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the awards. Expected life of SARs is based on actual experience of past like-term SARs. Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

A summary of stock option and SARs activity and related information for the years ended December 31, 2017 and 2018 follows.

								Weighted
					Weighted	Aggregate	Weighted	average
	Options				average	intrinsic	average	remaining
	and SARs	Exercise			exercise	value	fair	contractual
	(In thousands)	price			price	(In thousands)	value	life (In years)

At December 31, 2016
Vested and exercisable	475	$14.02	-	24.56	$15.72	$14,820	$3.16	4.3
Unvested	260	15.24	-	33.08	21.53	6,623	3.43	7.8
Total outstanding	735	14.02	-	33.08	17.78	21,443	3.26	5.5

Activity during 2017
SARs granted	46	40.00	-	40.00	40.00	–	6.34
Exercised	(77)	14.02	-	17.89	15.41	1,855	3.18
Forfeited	–		–		–	–	–

At December 31, 2017
Vested and exercisable	490	14.02	-	33.08	16.46	10,408	3.16	4.0
Unvested	214	15.26	-	40.00	26.46	2,515	4.17	7.7
Total outstanding	704	14.02	-	40.00	19.51	12,923	3.47	5.1

Activity during 2018
SARs granted	100	35.90	-	39.32	37.75	–	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	–		–		–	–	–

At December 31, 2018
Vested and exercisable	492	14.02	-	40.00	17.69	7,505	3.21	3.8
Unvested	239	19.37	-	40.00	32.15	917	5.09	8.0
Total outstanding	731	14.02	-	40.00	22.42	8,422	3.82	5.2

Vested year-to-date	75	$15.26	-	40.00	$23.38	$776	$3.77

Intrinsic value for stock options and SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The aggregate intrinsic value of stock options and SARs exercised in 2018, 2017 and 2016 was $1.7 million, $1.9 million and $4.2 million, respectively. The aggregate intrinsic value of stock options and SARs exercised was calculated as the difference in the closing price of Bancorp’s common shares on the date of exercise and the exercise price, multiplied by the number of shares exercised.

The weighted average Black-Scholes fair values of SARs granted in 2018, 2017 and 2016 were $6.07, $6.34 and $3.56, respectively.

SARs outstanding, stated in thousands, at December 31, 2018 were as follows:

Expiration	Number of SARs outstanding	SARs exercisable	Weighted average exercise price of SARs outstanding
2019	24	24	$14.76
2020	44	44	14.02
2021	74	74	15.86
2022	117	117	15.25
2023	80	80	15.26
2024	83	64	19.37
2025	76	45	22.99
2026	88	35	25.84
2027	45	9	40.00
2028	100	–	37.75
	731	492	$22.42

A summary of Bancorp granted shares of restricted common stock, for the three year period ending December 31, 2018, follows.

		Grant date
		weighted-
	Number	average value
Unvested at December 31, 2015	156	$18.98
Shares awarded	51	25.78
Restrictions lapsed and shares released to employees/directors	(49)	17.98
Shares forfeited	(13)	20.69
Unvested at December 31, 2016	145	$21.57
Shares awarded	29	44.85
Restrictions lapsed and shares released to employees/directors	(47)	19.79
Shares forfeited	(8)	25.18
Unvested at December 31, 2017	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares released to employees/directors	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Bancorp awarded performance-based restricted stock units (“PSUs”) to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, as follows:

		Fair
	Vesting	value at	Expected
Grant	period	grant	shares to
year	in years	date	be awarded
2016	3	$22.61	69,161
2017	3	35.66	61,893
2018	3	31.54	50,352

In the first quarter of 2018, Bancorp awarded 6,525 RSUs to directors of Bancorp with a grant date fair value of $247 thousand.

Bancorp has no equity compensation plans which have not been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2018.

Plan category (Shares in thousands)	Number of shares to be issued upon exercise/vesting	Weighted average exercise price	Shares available for future issuance (a)

Equity compensation plans approved by security holders:
Stock appreciation rights (SARs)	(b)	(b)	647
Restricted common stock	110	N/A	(a)
Performance stock units	(c)	N/A	(a)
Restricted stock units	7	N/A	(a)
Total shares	117		647

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units

(b)

At December 31, 2018, approximately 731 thousand SARs were outstanding at a weighted average grant price of $22.42. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 203 thousand shares. As of December 31, 2018, the expected shares to be awarded are approximately 181 thousand.

(18) Dividend

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2018, the Bank may pay an amount equal to $84.4 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, including standby letters of credit and commitments to extend credit, which are properly not reflected in the consolidated financial statements. In management’s opinion, commitments to extend credit of $834.6 million including standby letters of credit of $20.9 million represent normal banking transactions. Commitments to extend credit were $688.3 million, including letters of credit of $14.8 million, as of December 31, 2017. Commitments to extend credit are agreements to lend to a customer contingent upon availability of collateral and no existing violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend credit are mainly comprised of commercial lines of credit, construction and home equity credit lines and credit cards issued to commercial customers. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, and real estate. However, should commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2018, Bancorp accrued $350 thousand in other liabilities for losses on unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support private commercial transactions. Standby letters of credit generally have maturities of one to two years.

Bancorp leases certain facilities under non-cancelable operating leases. Future minimum lease commitments for these leases, including presumed renewal periods, are outlined in the table below.

(In thousands)
Period	Total amount
One year or less	$2,016
One to three years	3,918
Three to five years	3,953
After five years	13,349
Total	$23,236

Rent expense, net of sublease income, was $2.0 million in 2018, $1.9 million in 2017, and $1.8 million in 2016.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from 1 to 11 months. If an event of default on all contracts had occurred at December 31, 2018, Bancorp would have been required to make payments of approximately $1.6 million. The maximum amount payable under those contracts was $1.6 million. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Also, as of December 31, 2018, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp’s investment securities available for sale and interest rate swaps are recorded at fair value on a recurring basis. Other accounts including mortgage servicing rights, impaired loans and OREO may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

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

Below are carrying values of assets measured at fair value on a recurring basis.

(In thousands)	Fair value at December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Government sponsored enterprise obligations	261,039	–	261,039	–
Mortgage-backed securities - government agencies	146,277	–	146,277	–
Obligations of states and political subdivisions	29,679	–	29,679	–

Total investment securities available for sale	436,995	–	436,995	–

Interest rate swaps	1,035	–	1,035	–

Total assets	$438,030	$–	$438,030	$–

Liabilities

Interest rate swaps	$543	$–	$543	$–

(In thousands)	Fair value at December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury and other U.S. government obligations	$149,984	$149,984	$–	$–
Government sponsored enterprise obligations	213,844	–	213,844	–
Mortgage-backed securities - government agencies	161,507	–	161,507	–
Obligations of states and political subdivisions	49,189	–	49,189	–

Total investment securities available for sale	574,524	149,984	424,540	–

Interest rate swaps	579	–	579	–

Total assets (1)	$575,103	$149,984	$425,119	$–

Liabilities

Interest rate swaps (1)	$283	$–	$283	$–

(1) December 31, 2017 fair value balances reflect a correction of incorrectly reported year-end balances in Note 20 of the 2017 Form 10-K, which were presented as $575,079, $425,095, and $259, for total assets, total level 2 assets, and interest rate swap liabilities, respectively.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

MSRs are recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income, and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2018 and 2017 there was no valuation allowance for mortgage servicing rights, as fair value exceeded cost. Accordingly, MSRs are not included in either table below for December 31, 2018 or 2017. See Note 7 for more information regarding MSRs.

For impaired loans in the table below, fair value is calculated as carrying value of loans with a specific valuation allowance, less the specific allowance, and the carrying value of collateral dependent loans that have been charged down to their fair value. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. As of December 31, 2018, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $967 thousand, and the specific allowance totaled $42 thousand, resulting in a fair value of $925 thousand, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $2.6 million, and the specific allowance allocation totaling $48 thousand, resulting in a fair value of $2.6 million at December 31, 2017. Losses represent charge offs and changes in specific allowances for the period indicated.

OREO, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is based on appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At December 31, 2018 and 2017, carrying value of all OREO was $1.0 million and $2.6 million, respectively.

Below are carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at December 31, 2018
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$925	$–	$–	$925	$(514)
OREO	1,018	–	–	1,018	(32)
Total	$1,943	$–	$–	$1,943	$(546)

(In thousands)	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3	Total losses
Impaired loans	$2,569	$–	$–	$2,569	$(121)
OREO	2,640	–	–	2,640	(171)
Total	$5,209	$–	$–	$5,209	$(292)

In the case of the securities portfolio, Bancorp monitors the valuation technique utilized by pricing agencies to ascertain when transfers between levels have occurred. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the years ended December 31, 2018, 2017 and 2016, there were no transfers between Levels 1, 2, or 3. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant	Weighted
	Carrying	Valuation	unobservable	average of
(Dollars in thousands)	amount	technique	input	input
Impaired loans - collateral dependent	$925	Appraisal	Appraisal discounts (%)	9.9%
OREO	1,018	Appraisal	Appraisal discounts (%)	12.2

(21) Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
December 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and short-term investments	$198,939	$198,939	$198,939	$–	$–
Mortgage loans held for sale	1,675	1,743	–	1,743	–
Federal Home Loan Bank stock and other securities	10,370	10,370	–	10,370	–
Loans, net	2,522,637	2,508,587	–	–	2,508,587
Accrued interest receivable	8,360	8,360	8,360	–	–

Financial liabilities
Deposits	2,794,356	2,792,914	–	–	2,792,914
Securities sold under agreement to repurchase	36,094	36,094	–	36,094	–
Federal funds purchased	10,247	10,247	–	10,247	–
FHLB Advances	48,177	47,227	–	47,227	–
Accrued interest payable	762	762	762	–	–

December 31, 2017

Financial assets
Cash and short-term investments	$139,248	$139,248	$139,248	$–	$–
Mortgage loans held for sale	2,964	2,964	–	2,964	–
Federal Home Loan Bank stock and other securities	7,646	7,646	–	7,646	–
Loans, net	2,384,685	2,338,464	–	–	2,338,464
Accrued interest receivable	8,369	8,369	8,369	–	–

Financial liabilities
Deposits	2,578,295	2,576,385	–	–	2,576,385
Securities sold under agreement to repurchase	70,473	70,473	–	70,473	–
Federal funds purchased	161,352	161,352	–	161,352	–
FHLB Advances	49,458	48,642	–	48,642	–
Accrued interest payable	232	232	232	–	–

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

At December 31, 2018 and 2017 Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollar amounts in thousands)	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Notional amount	$55,505	$54,964	$55,505	$54,964
Weighted average maturity (years)	8.0	8.7	8.0	8.7
Fair value	$519	$259	$543	$283

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of December 31, 2018 and 2017.

(Dollars in thousands)

Notional	Maturity	Receive (variable)	Pay fixed	Fair value	Fair value
amount	date	index	swap rate	December 31, 2018	December 31, 2017
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$193	$106
20,000	12/6/2020	US 3 Month LIBOR	1.79	323	190
$30,000			1.82%	$516	$296

(23) Regulatory Matters

Bancorp and the Bank are subject to various capital requirements prescribed by banking regulations and administered by state and federal banking agencies. Under these requirements, Bancorp and the Bank must meet minimum amounts and percentages of Tier 1, common equity Tier 1, and total capital, as defined, to risk weighted assets and Tier 1 capital to average assets. Risk weighted assets are determined by applying certain risk weightings prescribed by regulations to various categories of assets and off-balance sheet commitments. Capital and risk weighted assets may be further subject to qualitative judgments by regulators as to components, risk weighting and other factors. Failure to meet capital requirements can result in certain mandatory, and possibly discretionary, corrective actions prescribed by regulations or determined to be necessary by regulators, which could materially affect the unaudited consolidated financial statements.

In 2013, the Federal Reserve Board and the FDIC approved rules that substantially amended the regulatory risk-based capital rules applicable to Bancorp and Bank. The rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Act. Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. For Bancorp, key differences under Basel III include risk weighting for loan commitments under one year and higher risk weighting for certain commercial real estate and construction loans. These differences resulted in higher risk-weighted assets, and therefore, somewhat lower risk-based capital ratios. Bancorp and the Bank met all capital requirements to which they were subject as of December 31, 2018 and 2017.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios as of December 31, 2018 and 2017:

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital
Consolidated	$396,019	13.91%	$227,714	8.0%	NA	NA
Bank	385,637	13.56	227,462	8.0	$284,327	10.0%

Common Equity Tier 1 risk-based capital
Consolidated	370,135	13.00	128,089	4.5	NA	NA
Bank	359,753	12.65	127,947	4.5	184,813	6.5

Tier 1 risk-based capital
Consolidated	370,135	13.00	170,785	6.0	NA	NA
Bank	359,753	12.65	170,596	6.0	227,462	8.0

Leverage (1)
Consolidated	370,135	11.33	130,698	4.0	NA	NA
Bank	359,753	11.02	130,569	4.0	163,211	5.0

	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital
Consolidated	$359,866	13.52%	$213,012	8.0%	NA	NA
Bank	347,840	13.07	212,891	8.0	$266,114	10.0%

Common Equity Tier 1 risk-based capital
Consolidated	334,631	12.57	119,820	4.5	NA	NA
Bank	322,605	12.12	212,891	4.5	172,974	6.5

Tier 1 risk-based capital
Consolidated	334,631	12.57	159,760	6.0	NA	NA
Bank	322,605	12.12	159,668	6.0	212,891	8.0

Leverage (1)
Consolidated	334,631	10.70	125,122	4.0	NA	NA
Bank	322,605	10.32	125,040	4.0	156,300	5.0

Ratio is computed in relation to risk-weighted assets.

(1)     Ratio is computed in relation to average assets.

NA – Not applicable. Regulatory framework does not define well capitalized for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(In thousands)	2018	2017

Assets
Cash on deposit with subsidiary bank	$7,655	$10,648
Investment in and receivable from subsidiaries	356,118	321,617
Other assets	3,147	1,521

Total assets	$366,920	$333,786

Liabilities and stockholders’ equity
Other liabilities	$420	$142

Total stockholders’ equity	366,500	333,644

Total liabilities and stockholders’ equity	$366,920	$333,786

Condensed Statements of Income

	Years ended December 31,
(In thousands)	2018	2017	2016

Income - dividends and interest from subsidiaries	$21,403	$18,160	$16,147
Other income	12	82	1
Less expenses	4,818	3,255	2,235
Income before income taxes and equity in undistributed net income of subsidiary	16,597	14,987	13,913
Income tax benefit	(1,713)	(1,985)	(987)
Income before equity in undistributed net income of subsidiary	18,310	16,972	14,900
Equity in undistributed net income of subsidiary	37,207	21,071	26,127
Net income	55,517	38,043	41,027

Comprehensive Income	$52,811	$37,612	$38,896

Condensed Statements of Cash Flows

	Years ended December 31
(In thousands)	2018	2017	2016
Operating activities
Net income	$55,517	$38,043	$41,027
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(37,207)	(21,071)	(26,127)
Gain on sale of fixed assets	(10)	–	–
Stock compensation expense	4,027	2,892	2,473
Excess tax benefits from stock-based compensation arrangements	(549)	(1,463)	(1,705)
Recover of impairment loss on other assets held for investment	–	–	(588)
Depreciation, amortization and accretion, net	–	4	10
Proceeds from liquidation of private investment fund	–	(81)	–
Decrease (increase) in other assets	(1,080)	5,943	(990)
Increase in other liabilities	220	10	11

Net cash provided by operating activities	20,918	24,277	14,111

Investing activities
Proceeds from sale of other assets held for investment	–	–	1,108
Proceeds from sale of fixed assets	13	–	–
Proceeds from liquidation of private investment fund	–	81	–

Net cash provided by investing activities	13	81	1,108

Financing activities
Common stock repurchases	(2,004)	(2,389)	2,337
Excess tax benefit from stock-based compensation arrangements	–	–	1,705
Cash used for settlement of stock awards	(154)	(216)	(1,918)
Cash dividends paid	(21,766)	(18,077)	(16,093)

Net cash used in financing activities	(23,924)	(20,682)	(13,969)

Net increase (decrease) in cash	(2,993)	3,676	1,250
Cash at beginning of year	10,648	6,972	5,722

Cash at end of year	$7,655	$10,648	$6,972

(25) Segments

Bancorp’s principal activities include commercial banking and WM&T. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses, plus origination of consumer mortgages and investment product sales. WM&T provides investment management, trust and estate administration, and retirement plan services.

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity. All tax exempt activity and provision have been allocated to the commercial banking segment. Measurement of the performance of the business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of Stock Yards Bancorp, Inc. are involved in the commercial banking segment.  Bancorp has goodwill of $682,000 related to a bank acquisition in 1996 which has been assigned to the commercial banking segment. Assets assigned to WM&T consist of premises and equipment, net of accumulated depreciation.

Selected financial information by business segment follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Year ended December 31, 2018
Net interest income	$114,161	$255	$114,416
Provision	2,705	–	2,705
Investment management and trust services	–	21,536	21,536
All other non-interest income	23,810	–	23,810
Non-interest expense	76,963	12,546	89,509
Income before income taxes	58,303	9,245	67,548
Income tax expense	10,025	2,006	12,031
Net income	$48,278	$7,239	$55,517
Segment assets	$3,301,108	$1,816	$3,302,924

Year ended December 31, 2017
Net interest income	$103,352	$301	$103,653
Provision	2,550	–	2,550
Investment management and trust services	–	20,505	20,505
All other non-interest income	23,994	–	23,994
Non-interest expense	78,181	12,239	90,420
Income before income taxes	46,615	8,567	55,182
Income tax expense	14,080	3,059	17,139
Net income	$32,535	$5,508	$38,043
Segment assets	$3,237,656	$1,990	$3,239,646
Year ended December 31, 2016
Net interest income	$97,021	$268	$97,289
Provision	3,000	–	3,000
Investment management and trust services	–	19,155	19,155
All other non-interest income	23,765	–	23,765
Non-interest expense	69,648	11,290	80,938
Income before income taxes	48,138	8,133	56,271
Income tax expense	12,340	2,904	15,244
Net income	$35,798	$5,229	$41,027
Segment assets	$3,037,394	$2,087	$3,039,481

(26) Quarterly Operating Results (unaudited)

Following is a summary of quarterly operating results for 2018, 2017 and 2016:

	2018
	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$35,004	$33,021	$32,004	$29,744
Interest expense	5,092	4,500	3,330	2,435
Net interest income	29,912	28,521	28,674	27,309
Provision	-	735	1,235	735
Net interest income after provision	29,912	27,786	27,439	26,574
Non-interest income	11,576	11,426	11,435	10,909
Non-interest expenses	24,565	21,781	22,136	21,027
Income before income taxes	16,923	17,431	16,738	16,456
Income tax expense	2,265	3,555	3,159	3,052

Net income	$14,658	$13,876	$13,579	$13,404

Basic earnings per share	$0.65	$0.61	$0.60	$0.59
Diluted earnings per share	0.64	0.60	0.59	0.58

	2017
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$29,098	$28,120	$27,026	$26,655
Interest expense	2,069	1,947	1,781	1,449
Net interest income	27,029	26,173	25,245	25,206
Provision	900	150	600	900
Net interest income after provision	26,129	26,023	24,645	24,306
Non-interest income	11,407	10,945	11,525	10,622
Non-interest expenses	27,048	21,168	21,209	20,995
Income before income taxes	10,488	15,800	14,961	13,933
Income tax expense	5,542	4,096	4,359	3,142

Net income	$4,946	$11,704	$10,602	$10,791

Basic earnings per share	$0.22	$0.52	$0.47	$0.48
Diluted earnings per share	0.22	0.51	0.46	0.47

	2016
(In thousands, except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$26,372	$25,944	$25,169	$24,722
Interest expense	1,293	1,182	1,212	1,231
Net interest income	25,079	24,762	23,957	23,491
Provision	500	1,250	750	500
Net interest income after provision	24,579	23,512	23,207	22,991
Non-interest income	11,165	11,202	10,629	9,924
Non-interest expenses	21,119	20,364	20,051	19,404
Income before income taxes	14,625	14,350	13,785	13,511
Income tax expense	4,009	3,883	3,676	3,676

Net income	$10,616	$10,467	$10,109	$9,835

Basic earnings per share	$0.47	$0.47	$0.45	$0.44
Diluted earnings per share	0.46	0.46	0.45	0.44

Note:	The sum of earnings per share of each of the quarters in 2018, 2017 and 2016 may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

(27) Revenue from contracts with customers

Bancorp adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which created a single framework for recognizing revenue from contracts with customers that fall within its scope and revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. Bancorp recognizes revenue upon satisfying a performance obligation as services are rendered to a customer. All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification. The table below presents the Company’s sources of non-interest income for years ended December 31, 2018, 2017, and 2016 respectively. Items outside the scope of ASC 606 are noted as such.

Revenue by operating segment
	Years ended December 31,
(In thousands, except per share data)	2018	2017	2016

Wealth Management and Trust
Wealth management and trust services	$21,536	$20,505	$19,155

Commercial
Deposit service charges	5,759	6,172	6,037
Debit and credit cards	6,769	5,979	5,655
Treasury management	4,571	4,297	3,867
Mortgage banking (1)	2,568	3,221	3,897
(Loss) on sale of securities available for sale (1)	–	(232)	–
Net investment product sales commissions and fees	1,677	1,629	1,563
Bank owned life insurance (1)	1,129	1,159	871
Other (2)	1,337	1,769	1,875
Total Commercial non-interest income	23,810	23,994	23,765
Total non-interest income	$45,346	$44,499	$42,920

(1) Not within scope of ASC 606
(2) Includes safe box deposit fees of $177 thousand, $165 thousand, and $168 thousand included within the scope of ASC 606 in 2018, 2017, and 2016, respectively

Revenue sources within the scope of ASC 606 are discussed below.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during 2018. Trust fees receivable as of December 31, 2018 were $1.9 million compared with $2.2 million as of December 31, 2017.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ BKD, llp

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 28, 2019

Name of Engagement Executive:  Michael S. Moore

Federal Employer Identification Number:  44-0160260

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. and subsidiary (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

(signed) KPMG LLP

We served as the Company’s auditor from 1988 to 2018

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

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2018.  The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

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

/s/ James A. Hillebrand
James A. Hillebrand
Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President
and Chief Financial Officer

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2018, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chief Executive and Chief Financial Officers; no changes occurred during the fiscal quarter ended December 31, 2018 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2018.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2018.  Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2018.

/s/ James A. Hillebrand
James A. Hillebrand
Chief Executive Officer

/s/ Nancy B. Davis
Nancy B. Davis
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control Over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, llp

Indianapolis, Indiana

February 28, 2019

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the Securities and Exchange Commission for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) and the section captioned EXECUTIVE OFFICERS OF THE REGISTRANT in this Form 10-K.

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

Information regarding principal occupation of directors of Bancorp follows:

Paul J. Bickel III – Founder and President, U.S. Specialties

J. McCauley Brown – Retired Vice President, Brown-Forman Corporation;

Charles R. Edinger, III – President, J. Edinger & Son., Inc.;

David P. Heintzman –Retired Chief Executive Officer, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Donna Heitzman – Retired portfolio manager, KKR Prisma Capital;

Carl G. Herde – Vice President/Finance, Kentucky Hospital Association;

James A. Hillebrand –Chief Executive Officer, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

Richard A. Lechleiter – President, Catholic Education Foundation of Louisville;

Richard Northern – Partner, Wyatt, Tarrant & Combs LLP;

Stephen M. Priebe – President, Hall Contracting of Kentucky;

John L. Schutte – Chief Executive Officer, GeriMed, Inc.

Norman Tasman – President, Tasman Industries Inc. and Tasman Hide Processing Inc.;

Kathy C. Thompson – Senior Executive Vice President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company;

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

Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Income - years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - years ended December 31, 2018, 2017 and 2016 Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms

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

3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.1 to Form 8-K/A filed October 1, 2018, is incorporated by reference herein.
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

10.4*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
10.5*	Form of Change in Control Severance Agreement (Dishman, Stinnett and Croce), as filed as Exhibit 10.5 to Form 8-K filed January 28, 2010, is incorporated by reference herein.
10.6*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.7*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.8*	Form of Employer Contribution Agreement, Nancy Davis, Participant, as filed as Exhibit 10.4 to Form 8-K filed on October 23, 2006, is incorporated by reference herein.
10.9*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.10*	Form of Restricted Stock Agreement (3 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.11*	Form of Stock Option Grant and Agreement (6 months vesting), as filed as Exhibit 10.1 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.12*	Form of Stock Option Grant and Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on January 19, 2006, is incorporated by reference herein.
10.13*	Form of Stock Appreciation Right Grant Agreement (6 month vesting), as filed as Exhibit 10.1 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
10.14*	Form of Stock Appreciation Right Grant Agreement (5 year vesting), as filed as Exhibit 10.2 to Form 8-K filed on February 22, 2008, is incorporated by reference herein.
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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
10.33*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.34*	Form of Performance-Vested Stock Units (PSU’s) Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.35*	Form of Stock Appreciation Rights (SARS) Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.36*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 27, 2017, is incorporated by reference herein.
10.37B*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.37 to Form 10-K filed on March 13, 2018, is incorporated by reference herein.
10.38*	Amendment No. 2 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on May 1, 2018, is incorporated by reference herein.
10.39*

Executive Transition Agreement by and among David P. Heintzman, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.40*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Phillip S. Poindexter, as filed as Exhibit 10.2 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.41*	Form of Stock Appreciation Rights Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on October 5, 2018, is incorporated by reference herein.
10.42*

Executive Transition Agreement by and among Nancy B. Davis, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on November 23, 2018 is incorporated by reference herein.

14	Code of Ethics for the Chief Executive Officer and Financial Executives.
21	Subsidiary of the Registrant.
23.1	Consent of BKD LLP
23.2	Consent of KPMG LLP
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act by Nancy B. Davis.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David P. Heintzman.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nancy B. Davis.
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2018 Annual Report on Form 10-K, filed on February 28, 2019, formatted in eXtensible Business Reporting Language (XBRL):

(1)  Consolidated Balance Sheets

(2)  Consolidated Statements of Income

(3)  Consolidated Statements of Comprehensive Income

(4)  Consolidated Statements of Changes in Stockholders’ Equity

(5)  Consolidated Statements of Cash Flows

(6)  Notes to Consolidated Financial Statements

* Indicates matters related to executive compensation or other management contracts.

Copies of the foregoing Exhibits will be furnished to others upon request and payment of Bancorp’s reasonable expenses in furnishing the exhibits.

(b)	Exhibits
The exhibits listed in response to Item 15(a) 3 are filed or furnished as a part of this report.
(c)	Financial Statement Schedules
None

Item 16.	Form 10-K Summary

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

February 28, 2019	STOCK YARDS BANCORP, INC.

	BY:	/s/ James A. Hillebrand
James A. Hillebrand
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chief Executive Officer and Director	February 28, 2019
James A. Hillebrand	(principal executive officer)

/s/ Nancy B. Davis	Executive Vice President and Chief Financial	February 28, 2019
Nancy B. Davis	Officer (principal financial officer)

/s/ Michael B. Newton	Senior Vice President and Principal Accounting Officer	February 28, 2019
Michael B. Newton

/s/ David P. Heintzman	Chairman of the Board	February 28, 2019
David P. Heintzman

/s/ Paul J. Bickel III	Director	February 28, 2019
Paul J. Bickel III

/s/ J. McCauley Brown	Director	February 28, 2019
J. McCauley Brown

/s/ Charles R. Edinger, III	Director	February 28, 2019
Charles R. Edinger, III

/s/ Donna L. Heitzman	Director	February 28, 2019
Donna L. Heitzman

/s/ Carl G. Herde	Director	February 28, 2019
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 28, 2019
Richard A. Lechleiter

/s/ Richard Northern	Director	February 28, 2019
Richard Northern

/s/ Stephen M. Priebe	Director	February 28, 2019
Stephen M. Priebe

/s/ John L. Schutte	Director	February 28, 2019
John L. Schutte

/s/ Norman Tasman	Director	February 28, 2019
Norman Tasman

/s/ Kathy C. Thompson	Senior Executive Vice President and Director	February 28, 2019
Kathy C. Thompson