Form 10-Q
period 2019-03-31
Stock Yards Bancorp, Inc.
filed 2019-04-30
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 East Main Street, Louisville, Kentucky	40206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 582-2571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of April 25, 2019, was 22,822,822.

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Allowance	Allowance for loan and lease losses
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
Bancorp	Stock Yards Bancorp, Inc.
Bank	Stock Yards Bank & Trust Company
BOLI	Bank owned life insurance
BP	Basis point = 1/100th of one percent
CECL	Current Expected Credit Losses
COSO	Committee of Sponsoring Organizations
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GNMA	Government National Mortgage Association
KING	King Bancorp, Inc.
LIBOR	London Interbank Offered Rate
Loans	Loans and leases
MSR	Mortgage servicing right
OAEM	Other assets especially mentioned
OREO	Other real estate owned
Provision	Provision for loan and lease losses
PSU	Performance stock unit
RSU	Restricted stock unit
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
SSUAR	Securities sold under agreements to repurchase
TCE	Tangible common equity
TDR	Troubled Debt Restructuring
GAAP	United States Generally Accepted Accounting Principles
VA	U.S. Department of Veterans Affairs
WM&T	Wealth Management and Trust

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
March 31, 2019 (unaudited) and December 31, 2018

(In thousands, except share data)
	March 31,	December 31,
	2019	2018
Assets

Cash and due from banks	$44,014	$51,892
Federal funds sold and interest bearing due from banks	67,326	147,047
Cash and cash equivalents	111,340	198,939
Mortgage loans held for sale	2,981	1,675
Securities available for sale	507,131	436,995
Federal Home Loan Bank stock	9,779	10,370
Loans and leases	2,525,709	2,548,171
Allowance for loan and lease losses	26,464	25,534
Net loans and leases	2,499,245	2,522,637

Premises and equipment, net	45,718	44,764
Bank owned life insurance	32,447	32,273
Accrued interest receivable	8,710	8,360
Other assets	63,665	46,911
Total assets	$3,281,016	$3,302,924

Liabilities
Deposits:
Non-interest bearing	$698,783	$711,023
Interest bearing	2,053,757	2,083,333
Total deposits	2,752,540	2,794,356

Securities sold under agreements to repurchase	34,633	36,094
Federal funds purchased	12,218	10,247
Federal Home Loan Bank advances	47,853	48,177
Accrued interest payable	709	762
Other liabilities	55,069	46,788
Total liabilities	2,903,022	2,936,424

Commitments and contingent liabilities (note 15)

Stockholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,822,822 and 22,749,139 shares in 2019 and 2018, respectively	36,934	36,689
Additional paid-in capital	39,914	36,797
Retained earnings	303,659	298,156
Accumulated other comprehensive loss	(2,513)	(5,142)
Total stockholders’ equity	377,994	366,500
Total liabilities and stockholders’ equity	$3,281,016	$3,302,924

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three months ended March 31,

(In thousands, except per share data)	2019	2018

Interest income
Loans and leases	$31,544	$27,062
Federal funds sold and interest bearing due from banks	733	268
Mortgage loans held for sale	37	35
Securities available for sale
Taxable	2,568	2,138
Tax-exempt	147	241
Total interest income	35,029	29,744
Interest expense
Deposits	5,066	2,077
Securities sold under agreements to repurchase	25	33
Federal funds purchased and other short-term borrowing	60	90
Federal Home Loan Bank advances	221	235
Total interest expense	5,372	2,435
Net interest income	29,657	27,309
Provision for loan losses	600	735
Net interest income after provision	29,057	26,574
Non-interest income
Wealth management and trust services	5,439	5,500
Deposit service charges	1,247	1,411
Debit and credit card income	1,744	1,508
Treasury management fees	1,157	1,047
Mortgage banking income	482	576
Net investment product sales commissions and fees	356	404
Bank owned life insurance	178	187
Other	459	276
Total non-interest income	11,062	10,909
Non-interest expenses
Compensation	11,801	10,970
Employee benefits	2,642	2,633
Net occupancy and equipment	1,858	1,818
Technology and communication	1,773	1,630
Debit and credit card processing	587	566
Marketing and business development	625	646
Postage, printing, and supplies	406	391
Legal and professional	534	493
FDIC insurance	238	242
Amortization/impairment of investments in tax credit partnerships	52	—
Capital and deposit based taxes	904	852
Other	1,219	786

Total non-interest expenses	22,639	21,027
Income before income taxes	17,480	16,456
Income tax expense	1,839	3,052
Net income	$15,641	$13,404
Net income per share, basic	$0.69	$0.59
Net income per share, diluted	$0.68	$0.58
Average common shares:
Basic	22,661	22,577
Diluted	22,946	22,931

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three months ended
	March 31,
(In thousands)	2019	2018

Net income	$15,641	$13,404
Other comprehensive income
Change in unrealized gain (loss) on available for sale debt securities	3,425	(4,707)
Change in fair value of derivatives used in cash flow hedges	(208)	392
Total other comprehensive income (loss), before income tax	3,217	(4,315)
Tax effect	588	(907)
Other comprehensive income (loss), net of tax	2,629	(3,408)
Comprehensive income	$18,270	$9,996

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Unaudited)
For the three months ended March 31, 2019 and 2018

					Accumulated
	Common stock		Additional		other
	Number of		paid-in	Retained	comprehensive
(In thousands, except per share data)	shares	Amount	capital	earnings	loss	Total

Balance, January 1, 2018	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

Net income	—	—	—	13,404	—	13,404

Net change in accumulated other comprehensive loss	—	—	—	—	(3,408)	(3,408)

Reclassification adjustment under Accounting Standards Update 2018-02				506	(506)	—

Stock compensation expense	—	—	823	—	—	823

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	52	174	205	(1,914)	—	(1,535)

Cash dividends declared, $0.23 per share	—	—	—	(5,226)	—	(5,226)

Shares cancelled	(1)	(4)	(35)	39	—	—

Balance, March 31, 2018	22,730	$36,627	$32,917	$274,002	$(5,844)	$337,702

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Net income	—	—	—	15,641	—	15,641

Other comprehensive income, net of tax	—	—	—	—	2,629	2,629

Stock compensation expense	—	—	863	—	—	863

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	74	245	2,254	(4,452)	—	(1,953)

Cash dividends declared, $0.25 per share	—	—	—	(5,686)	—	(5,686)

Balance March 31, 2019	22,823	$36,934	$39,914	$303,659	$(2,513)	$377,994

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2019 and 2018

(In thousands)	2019	2018
Operating activities:
Net income	$15,641	$13,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	600	735
Depreciation, amortization and accretion, net	783	1,326
Deferred income tax (benefit) expense	(1,028)	488
Gain on sales of mortgage loans held for sale	(238)	(314)
Origination of mortgage loans held for sale	(13,346)	(18,245)
Proceeds from sale of mortgage loans held for sale	12,278	17,284
Bank owned life insurance income	(178)	(187)
Loss (gain) on the disposal of premises and equipment	4	(6)
Gain on the sale of other real estate	(22)	(109)
Operating lease payments	(354)	—
Stock compensation expense	863	823
Excess tax benefits from share-based compensation arrangements	(311)	(316)
Net change in accrued interest receivable and other assets	(1,237)	112
Net change in accrued interest payable and other liabilities	(2,400)	(3,716)

Net cash provided by operating activities	11,055	11,279
Investing activities:
Purchases of securities available for sale	(174,490)	(199,946)
Proceeds from maturities and paydowns of securities available for sale	108,124	171,308
Purchases of Federal Home Loan Bank stock	—	(1,230)
Proceeds from sales of Federal Home Loan Bank stock	590	—
Net change in loans	17,800	(104,505)
Purchases of premises and equipment	(1,999)	(1,111)
Proceeds from disposal of premises and equipment	40	215
Proceeds from mortality benefit of bank owned life insurance	908	—
Other investment activities	(824)	(349)
Proceeds from sale of other real estate	512	2,658

Net cash used in investing activities	(49,339)	(132,960)
Financing activities:
Net decrease in deposits	(41,816)	(4,931)
Net increase in securities sold under agreements to repurchase and federal funds purchased	510	51,300
Proceeds from Federal Home Loan Bank advances	30,000	30,000
Repayments of Federal Home Loan Bank advances	(30,324)	(30,318)
Issuance of common stock for stock appreciation rights and performance stock units	(210)	(156)
Common stock repurchases of restricted shares surrendered for taxes	(1,743)	(1,379)
Cash dividends paid	(5,732)	(5,207)

Net cash provided by (used in) financing activities	(49,315)	39,309

Net change in cash and cash equivalents	(87,599)	(82,372)
Cash and cash equivalents at beginning of period	198,939	139,248

Cash and cash equivalents at end of period	$111,340	$56,876
Supplemental cash flow information:
Cash paid during the period for:
Income tax payments	$—	$—
Cash paid for interest	5,425	2,383
Supplemental non-cash activity:
Initial recognition of right-of-use lease assets	16,747	—
Initial recognition of operating lease liabilities	18,067	—
Transfers from loans to other real estate owned	$—	$270

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. (“Holding Company”), and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”). All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collectively referred to as “Bancorp” or the “Company.”

The Bank, chartered in 1904, is a Louisville, Kentucky-based, state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio Metropolitan Statistical Areas (“MSAs”) through 38 full service banking center locations.

As of March 31, 2019, Bancorp was divided into two reportable segments: Commercial banking and Wealth Management & Trust (“WM&T”):

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses through commercial lending, retail lending, deposit services, treasury management services, private banking, online banking, mobile banking, merchant services, workplace banking, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer.

WM&T, with approximately $3 billion in assets under management, provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets in which Bancorp operates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

Significant Accounting Policies - In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of significant accounting policies is presented in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies - An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s proclivity for resolution.

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the March 31, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with prior periods, and expansion of the historical look-back period from 32 quarters to 36 quarters. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Based on the look-back period extension, the allowance level increased approximately $2.0 million for the first three months of 2019. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10K.

Accounting Standards Updates (“ASUs”)

The following ASU was issued prior to March 31, 2019 and is considered relevant to Bancorp’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“CECL”). This ASU significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Bancorp expects to recognize a one-time cumulative-effect adjustment to the allowance on January 1, 2020. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

As a result of this ASU, Bancorp could experience an increase in its allowance. Bancorp has formed a committee to oversee its transition to the CECL methodology. Bancorp has devoted internal resources and purchased a third party software solution to analyze, compute and report upon the CECL disclosure requirements. In addition, Bancorp has analyzed loan-level data and concluded upon its CECL loan segmentation and initial segment calculation methodologies.  Bancorp is currently exploring regression techniques and has begun to run forecasting scenarios.

Recently adopted accounting standards

Bancorp adopted ASU 2016-02, Leases and related amendments using an alternative transition method, effective January 1, 2019 and upon adoption recorded $17 million of right-of-use lease assets and $18 million of operating lease liabilities on its balance sheet as of March 31, 2019. Prior periods have not been restated. The right-of-use lease asset and operating lease liability are recorded in others assets and other liabilities, respectively, on the consolidated balance sheet. Bancorp elected all applicable practical expedients, including the option to expense short-term leases, which are defined as leases with a term of one year or less. Bancorp also elected not to separate lease components from non-lease components.

The adoption of this ASU did not have a meaningful impact on Bancorp's performance metrics, including regulatory capital ratios and return on average assets.  Additionally, Bancorp does not believe that the adoption of this ASU by its clients will have a significant impact on Bancorp's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU. See the note titled “Leases” for additional information on lease activities.

(2)	Pending Acquisition

Effective December 19, 2018, Bancorp executed a definitive Share Purchase Agreement (“Agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of privately held King Bancorp, Inc. (“King”). King, headquartered in Louisville, is the holding company for King Southern Bank, which operates five branches – three in the greater Louisville area and two in Nelson County, approximately 60 miles southeast of Louisville, Kentucky.

Under the terms of the Agreement, Bancorp will acquire all of King’s outstanding common stock in an all-cash transaction, resulting in a total cash payment to King’s existing shareholders of approximately $28 million. Bancorp will fund the cash payment through existing resources on hand.

The acquisition is scheduled to close as of end of business April 30, 2019, subject to completion of closing conditions. As of March 31, 2019, King had approximately $193 million in assets, $167 million in loans, $125 million in deposits and $16 million in tangible common equity.

(3)	Securities

All of Bancorp’s securities are classified as available for sale. Amortized cost, unrealized gains and losses, and fair value of securities follow:

(In thousands)	Amortized	Unrealized
March 31, 2019	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$344,590	$139	$(1,863)	$342,866
Mortgage backed securities - government agencies	138,768	570	(2,207)	137,131
Obligations of states and political subdivisions	27,095	97	(58)	27,134

Total securities available for sale	$510,453	$806	$(4,128)	$507,131

December 31, 2018
Government sponsored enterprise obligations	264,234	156	(3,351)	261,039
Mortgage backed securities - government agencies	149,748	282	(3,753)	146,277
Obligations of states and political subdivisions	29,760	107	(188)	29,679

Total securities available for sale	$443,742	$545	$(7,292)	$436,995

At March 31, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Bancorp did not sell securities during the three-month periods ending March 31, 2019 or 2018.

A summary of securities available for sale by maturity follows:

(In thousands)	Amortized Cost	Fair Value

Due within 1 year	$205,633	$205,367
Due after 1 year but within 5 years	60,622	60,113
Due after 5 years but within 10 years	7,171	7,091
Due after 10 years	98,259	97,429
Mortgage backed securities - government agencies	138,768	137,131
Total securities available for sale	$510,453	$507,131

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without prepayment penalties. The investment portfolio includes agency mortgage backed securities, which are guaranteed by agencies such as Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Government National Mortgage Association (“GNMA”). These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $355.6 million and $355.1 million were pledged at March 31, 2019 and December 31, 2018, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits, and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at March 31, 2019 and December 31, 2018 follows:

(In thousands)	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$183,279	$(151)	$133,375	$(1,712)	$316,654	$(1,863)
Mortgage-backed securities - government agencies	—	—	109,690	(2,207)	109,690	(2,207)
Obligations of states and political subdivisions	—	—	15,490	(58)	15,490	(58)

Total temporarily impaired securities	$183,279	$(151)	$258,555	$(3,977)	$441,834	$(4,128)

December 31, 2018
Government sponsored enterprise obligations	96,740	(38)	149,320	(3,313)	246,060	(3,351)
Mortgage-backed securities - government agencies	3,108	(5)	120,848	(3,748)	123,956	(3,753)
Obligations of states and political subdivisions	814	(1)	17,639	(187)	18,453	(188)

Total temporarily impaired securities	$100,662	$(44)	$287,807	$(7,248)	$388,469	$(7,292)

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2019 and December 31, 2018. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Investments with an unrealized loss of less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 105 and 117 separate investment positions as of March 31, 2019 and December 31, 2018, respectively. Because management does not intend to sell the investments, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Federal Home Loan Bank of Cincinnati (“FHLB”) stock is an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. Impairment is evaluated on an annual basis in the fourth quarter. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and leases

Composition of loans, net of deferred fees and costs, by loan portfolio class follows:

(In thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$827,747	$833,524
Construction and development, excluding undeveloped land (1)	216,115	225,050
Undeveloped land	28,433	30,092

Real estate mortgage
Commercial investment	586,648	588,610
Owner occupied commercial	428,163	426,373
1-4 family residential	277,847	276,017
Home equity - first lien	48,656	49,500
Home equity - junior lien	66,837	70,947
Subtotal: Real estate mortgage	1,408,151	1,411,447

Consumer	45,263	48,058
Total loans	$2,525,709	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.

Loans to directors and their associates, including loans to companies for which directors are principal owners and executive officers totaled $52.8 million and $52.7 million, as of March 31, 2019 and December 31, 2018, respectively.

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

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have well-defined weaknesses that jeopardize ultimate repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

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

Internally assigned risk grades of loans by loan portfolio class classification category follows:

(In thousands)				Substandard		Total
March 31, 2019	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$791,469	$18,453	$17,607	$218	$—	$827,747
Construction and development, excluding undeveloped land	216,115	—	—	—	—	216,115
Undeveloped land	28,433	—	—	—	—	28,433

Real estate mortgage:
Commercial investment	580,591	1,145	4,224	688	—	586,648
Owner occupied commercial	408,777	13,628	4,292	1,466	—	428,163
1-4 family residential	275,293	1,522	161	871	—	277,847
Home equity - first lien	48,587	—	—	69	—	48,656
Home equity - junior lien	66,129	235	19	454	—	66,837
Subtotal: Real estate mortgage	1,379,377	16,530	8,696	3,548	—	1,408,151

Consumer	45,263	—	—	—	—	45,263

Total	$2,460,657	$34,983	$26,303	$3,766	$—	$2,525,709

December 31, 2018

Commercial and industrial	$803,073	$11,516	$18,703	$232	$—	$833,524
Construction and development, excluding undeveloped land	220,532	4,200	—	318	—	225,050
Undeveloped land	29,618	—	—	474	—	30,092

Real estate mortgage:
Commercial investment	586,543	1,815	15	237	—	588,610
Owner occupied commercial	411,722	9,030	4,500	1,121	—	426,373
1-4 family residential	273,537	1,544	162	774	—	276,017
Home equity - first lien	49,500	—	—	—	—	49,500
Home equity - junior lien	70,437	249	19	242	—	70,947
Subtotal: Real estate mortgage	1,391,739	12,638	4,696	2,374	—	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,493,020	$28,354	$23,399	$3,398	$—	$2,548,171

The following table presents the activity in the allowance by loan portfolio class:

	Type of loan
		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2019	$11,965	$1,760	$752	$10,681	$376	$25,534
Provision (credit)	(302)	(79)	(90)	1,300	(229)	600
Charge-offs	(3)	—	—	—	(96)	(99)
Recoveries	102	203	—	20	104	429
Balance, March 31, 2019	$11,762	$1,884	$662	$12,001	$155	$26,464

		Construction
		and development
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2018	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	761	296	(39)	(309)	26	735
Charge-offs	(1,409)	—	—	—	(119)	(1,528)
Recoveries	10	—	—	4	97	111
Balance, March 31, 2018	$10,638	$2,020	$482	$10,707	$356	$24,203

The considerations by Bancorp in computing its allowance are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

Commercial and industrial: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from cash flows of the business. A decline in the strength of the business or a weakened economy and resultant decreased consumer and/or business spending may have an effect on the credit quality in this loan category.

●

Construction and development, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects. In most cases, construction loans require only interest to be paid during construction. Upon completion or stabilization, the construction loans generally convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing; to the extent such permanent financing is not being provided by Bancorp.

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

Impaired loans include non-accrual loans and accruing loans accounted for as troubled debt restructurings (“TDRs”), which continue to accrue interest. Non-performing loans include the balance of impaired loans plus any loans over 90 days past due and still accruing interest. Bancorp had $454 thousand past due more than 90 days and still accruing interest at March 31, 2019, compared with $745 thousand at December 31, 2018, and none at March 31, 2018.

The following table presents the recorded investment in non-accrual loans:

(In thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$193	$192
Construction and development, excluding undeveloped land	—	318
Undeveloped land	—	474

Real estate mortgage
Commercial investment	317	138
Owner occupied commercial	1,466	586
1-4 family residential	843	760
Home equity - first lien	—	—
Home equity - junior lien	454	143
Subtotal: Real estate mortgage	3,080	1,627
Consumer	—	—

Total loans	$3,273	$2,611

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. TDRs occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider.

At March 31, 2019 and December 31, 2018, Bancorp had $39 thousand and $42 thousand of accruing loans classified as TDRs, respectively. Bancorp did not modify and classify any additional loans as TDRs during the three-month periods ended March 31, 2019 or March 31, 2018, respectively. No loans classified and reported as TDRs within the twelve months prior to March 31, 2019 defaulted during the three-month period ended March 31, 2019. Loans accounted for as TDRs may include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.

At March 31, 2019 and December 31, 2018, Bancorp did not have any outstanding commitments to lend additional funds to borrowers whose loans have been modified as TDRs.

As of March 31, 2019 formal foreclosure proceedings were in process on consumer residential mortgage loans with a total recorded investment of $795 thousand, as compared with $528 thousand as of December 31, 2018.

The following tables present the balance in the recorded investment in loans and allowance for loans by portfolio loan class and based on impairment evaluation method:

(In thousands)	Loans				Allowance
March 31, 2019	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$218	$827,529	$-	$827,747	$25	$11,737	$-	$11,762
Construction and development, excluding undeveloped land	-	216,115	-	216,115	-	1,884	-	1,884
Undeveloped land	-	28,433	-	28,433	-	662	-	662
Real estate mortgage	3,094	1,405,057	-	1,408,151	14	11,987	-	12,001
Consumer	-	45,263	-	45,263	-	155	-	155

Total	$3,312	$2,522,397	$-	$2,525,709	$39	$26,425	$-	$26,464

(In thousands)	Loans				Allowance
December 31, 2018	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$220	$833,304	$-	$833,524	$28	$11,937	$-	$11,965
Construction and development, excluding undeveloped land	318	224,732	-	225,050	-	1,760	-	1,760
Undeveloped land	474	29,618	-	30,092	-	752	-	752
Real estate mortgage	1,641	1,409,806	-	1,411,447	14	10,667	-	10,681
Consumer	-	48,058	-	48,058	-	376	-	376

Total	$2,653	$2,545,518	$-	$2,548,171	$42	$25,492	$-	$25,534

The following tables present loans individually evaluated for impairment by loan portfolio class:

	As of			Three months ended
	March 31, 2019			March 31, 2019

		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$193	$710	$-	$192	$-
Construction and development, excluding undeveloped land	-	-	-	159	-
Undeveloped land	-	-	-	237	-

Real estate mortgage
Commercial investment	317	317	-	227	-
Owner occupied commercial	1,466	1,904	-	1,026	-
1-4 family residential	843	843	-	801	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	454	454	-	299	-
Subtotal: Real estate mortgage	3,080	3,518	-	2,353	-

Consumer	-	-	-	-	-
Subtotal	$3,273	$4,228	$-	$2,941	$-

Impaired loans with an allowance:
Commercial and industrial	$25	$25	$25	$27	$1
Construction and development, excluding undeveloped land	-	-	-	-	-
Undeveloped land	-	-	-	-	-

Real estate mortgage
Commercial investment	-	-	-	-	-
Owner occupied commercial	-	-	-	-	-
1-4 family residential	14	14	14	14	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	-	-	-	-	-
Subtotal: Real estate mortgage	14	14	14	14	-

Consumer	-	-	-	-	-
Subtotal	$39	$39	$39	$41	$1

Total:
Commercial and industrial	$218	$735	$25	$219	$1
Construction and development, excluding undeveloped land	-	-	-	159	-
Undeveloped land	-	-	-	237	-

Real estate mortgage
Commercial investment	317	317	-	227	-
Owner occupied commercial	1,466	1,904	-	1,026	-
1-4 family residential	857	857	14	815	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	454	454	-	299	-
Subtotal: Real estate mortgage	3,094	3,532	14	2,367	-

Consumer	-	-	-	-	-
Total impaired loans	$3,312	$4,267	$39	$2,982	$1

	As of			Three months ended
	December 31, 2018			March 31, 2018

		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$192	$707	$-	$161	$-
Construction and development, excluding undeveloped land	318	489	-	437	-
Undeveloped land	474	506	-	474	-

Real estate mortgage
Commercial investment	138	138	-	35	-
Owner occupied commercial	586	1,023	-	1,503	-
1-4 family residential	760	760	-	1,242	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	143	143	-	73	-
Subtotal: Real estate mortgage	1,627	2,064	-	2,853	-

Consumer	-	-	-	23	-
Subtotal	$2,611	$3,766	$-	$3,948	$-

Impaired loans with an allowance:
Commercial and industrial	$28	$28	$28	$1,851	$-
Construction and development, excluding undeveloped land	-	-	-	-	-
Undeveloped land	-	-	-	24	-

Real estate mortgage
Commercial investment	-	-	-	-	-
Owner occupied commercial	-	-	-	897	-
1-4 family residential	14	14	14	14	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	-	-	-	-	-
Subtotal: Real estate mortgage	14	14	14	911	-

Consumer	-	-	-	-	-
Subtotal	$42	$42	$42	$2,786	$-

Total:
Commercial and industrial	$220	$735	$28	$2,012	$-
Construction and development, excluding undeveloped land	318	489	-	437	-
Undeveloped land	474	506	-	498	-

Real estate mortgage	-	-	-	-	-
Commercial investment	138	138	-	35	-
Owner occupied commercial	586	1,023	-	2,400	-
1-4 family residential	774	774	14	1,256	-
Home equity - first lien	-	-	-	-	-
Home equity - junior lien	143	143	-	73	-
Subtotal: Real estate mortgage	1,641	2,078	14	3,764	-

Consumer	-	-	-	23	-
Total impaired loans	$2,653	$3,808	$42	$6,734	$-

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the lives of certain loans.

The following table presents the aging of the recorded investment in loans by portfolio class:

							Recorded
(In thousands)				90 or more			investment
				days past due			> 90 days
		30-59 days	60-89 days	(includes all	Total	Total	and
March 31, 2019	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$827,165	$366	$23	$193	$582	$827,747	$-
Construction and development, excluding undeveloped land	216,115	-	-	-	-	216,115	-
Undeveloped land	28,433	-	-	-	-	28,433	-

Real estate mortgage:
Commercial investment	585,673	232	56	687	975	586,648	370
Owner occupied commercial	426,347	350	-	1,466	1,816	428,163	-
1-4 family residential	276,143	594	252	858	1,704	277,847	15
Home equity - first lien	48,498	49	40	69	158	48,656	69
Home equity - junior lien	66,188	171	24	454	649	66,837	-
Subtotal: Real estate mortgage	1,402,849	1,396	372	3,534	5,302	1,408,151	454

Consumer	45,239	24	-	-	24	45,263	-

Total	$2,519,801	$1,786	$395	$3,727	$5,908	$2,525,709	$454

December 31, 2018

Commercial and industrial	$832,923	$197	$200	$204	$601	$833,524	$12
Construction and development, excluding undeveloped land	224,732	-	-	318	318	225,050	-
Undeveloped land	29,552	66	-	474	540	30,092	-

Real estate mortgage:
Commercial investment	586,884	1,382	107	237	1,726	588,610	99
Owner occupied commercial	421,143	2,732	1,377	1,121	5,230	426,373	535
1-4 family residential	274,547	374	336	760	1,470	276,017	-
Home equity - first lien	49,321	179	-	-	179	49,500	-
Home equity - junior lien	70,467	182	56	242	480	70,947	99
Subtotal: Real estate mortgage	1,402,362	4,849	1,876	2,360	9,085	1,411,447	733

Consumer	48,058	-	-	-	-	48,058	-

Total	$2,537,627	$5,112	$2,076	$3,356	$10,544	$2,548,171	$745

(5)	Goodwill and Intangible Assets

US GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Bancorp currently has recorded goodwill in the amount of $682 thousand related to a 1996 bank acquisition. No impairment charges have been deemed necessary or recorded to date, as the fair value is substantially in excess of the carrying value. This goodwill is assigned to the commercial banking segment of Bancorp.

Bancorp recorded a gross core deposit intangible totaling $2.5 million as a result of its 2013 acquisition of THE BANCorp, Inc. This intangible is being amortized over the expected life of the underlying deposits to which the intangible is attributable. At March 31, 2019, and December 31, 2018, the unamortized core deposit intangible was $1.0 million, and $1.1 million, respectively.

Mortgage servicing rights (“MSRs”), a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at March 31, 2019 and December 31, 2018 were $3.2 million and $3.6 million, respectively. Total outstanding principal balances of loans serviced for others were $324.9 million and $327.9 million at March 31, 2019, and December 31, 2018, respectively.

Changes in the net carrying amount of MSRs follows:

	Three months ended
	March 31,
(In thousands)	2019	2018
Balance at beginning of period	$1,022	$875
Additions for mortgage loans sold	80	21
Amortization	(32)	(35)

Balance at end of period	$1,070	$861

(6)	Income Taxes

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first quarter 2019.  While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200 thousand per year beginning in 2021. Components of income tax expense (benefit) from operations follow:

	Three months ended
	March 31,
(In thousands)	2019	2018
Current income tax expense:
Federal	$2,726	$2,436
State	141	128
Total current income tax expense	2,867	2,564

Deferred income tax expense (benefit) :
Federal	565	467
State	(1,613)	21
Total deferred income tax expense	(1,048)	488
Change in valuation allowance	20	-
Total income tax expense	$1,839	$3,052

An analysis of the difference between statutory and effective income tax rates follows:

	Three months ended March 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
Kentucky state income tax enactment	(7.3)	-
Excess tax benefits from share-based compensation arrangements	(1.7)	(1.9)
Increase in cash surrender value of life insurance	(1.2)	(0.4)
Tax credits	(0.7)	(0.4)
Tax exempt interest income	(0.3)	(0.5)
State income taxes, net of federal benefit	0.7	0.7
Other, net	-	-
Effective income tax rate	10.5%	18.5%

State income tax expense represents tax owed in Indiana. Kentucky and Ohio state bank taxes are based on capital levels, and are recorded as other non-interest expense. See comment above regarding recent changes in Kentucky tax law.

US GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2019 and December 31, 2018, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2014.

(7)	Deposits

The composition of the Bank’s deposits follows:

(In thousands)	March 31, 2019	December 31, 2018

Non-interest bearing demand deposits	$698,783	$711,023

Interest bearing deposits:
Interest bearing demand	847,240	892,867
Savings	160,988	155,007
Money market	689,085	688,744

Time deposits of $250 or more	54,479	55,182
Other time deposits (1)	301,965	291,533
Total time deposits	356,444	346,715

Total interest bearing deposits	2,053,757	2,083,333

Total deposits	$2,752,540	$2,794,356

(1)	Includes $29.8 million in brokered deposits as of both March 31, 2019 and December 31, 2018.

Maturities of time deposits of $250,000 or more, outstanding at March 31, 2019, are summarized as follows:

(In thousands)	Amount

3 months or less	$8,750
Over 3 months through 6 months	6,320
Over 6 months through 12 months	9,862
Over 1 year through 3 years	28,054
Over 3 years	1,493
Total time deposits of $250 or more	$54,479

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts.  Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date.  At March 31, 2019, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information concerning SSR follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding balance at end of period	$34,633	$36,094
Weighted average interest rate at end of period	0.30%	0.24%

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Average outstanding balance during the period	$37,528	$71,276
Average interest rate during the period	0.27%	0.19%
Maximum outstanding at any month end during the period	$38,445	$74,725

(9)	Federal Home Loan Bank Advances

Bancorp had outstanding borrowings totaling $47.9 million and $48.2 million at March 31, 2019 and December 31, 2018, respectively, via 14 separate FHLB fixed-rate advances.  As of March 31, 2019, for two advances totaling $30 million, both of which are non-callable, interest payments are due monthly, with principal due at maturity.  For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	March 31, 2019		December 31, 2018
Year	Advance	Weighted average Fixed Rate	Advance	Weighted average Fixed Rate
2019	$30,000	2.61%	$30,000	2.54%
2020	1,678	2.23	1,691	2.23
2021	196	2.12	215	2.12
2024	2,186	2.36	2,240	2.36
2025	4,494	2.42	4,626	2.42
2026	8,089	1.99	8,185	1.99
2028	1,210	1.49	1,220	1.49

Total	$47,853	2.43%	$48,177	2.39%

FHLB advances are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral pledge agreement and FHLB stock. Bancorp views these advances to be an effective alternative to brokered deposits to fund loan growth. At March 31, 2019, and December 31, 2018, the amount of available credit from the FHLB totaled $523.7 million, and $537.0 million, respectively. Bancorp also had $105 million in federal funds lines available from correspondent banks at both March 31, 2019, and December 31, 2018.

(10)	Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in accumulated other comprehensive income (“AOCI”) by component, and is shown for the three months ended March 31, 2019 and 2018.

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance, January 1, 2018	$(1,781)	$193	$(342)	$(1,930)

Net current period other comprehensive income (loss)	(3,718)	310	-	(3,408)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)
Balance, March 31, 2018	$(5,995)	$544	$(393)	$(5,844)

Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)

Net current period other comprehensive income (loss)	2,794	(174)	9	2,629
Balance, March 31, 2019	$(2,536)	$234	$(211)	$(2,513)

(11)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(12)	Net Income Per Share

The following table reflects, for the three months ended March 31, 2019 and 2018, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
(In thousands, except per share data)	March 31,
	2019	2018
Net income	$15,641	$13,404
Weighted average shares outstanding - basic	22,661	22,577
Dilutive securities	285	354

Weighted average shares outstanding- diluted	22,946	22,931

Net income per share, basic	$0.69	$0.59
Net income per share, diluted	$0.68	$0.58

SARs of 188 thousand granted at prices ranging from $33.08 to $40.00 were outstanding at March 31, 2019, but not included in the computation of diluted EPS because they were antidilutive. They could, however, be dilutive to EPS in the future.

(13)	Defined Benefit Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (one current and two retired), and has no plans to increase the number of or benefits to participants. Benefits vest based on 25 years of service and all participants are fully vested. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, on participants and certain former executives. Income from these policies is utilized to offset costs of benefits. Net periodic benefit cost was immaterial for all respective periods.

(14)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500 thousand shares for issuance under the plan. As of March 31, 2019, there were 506 thousand shares available for future awards.

Stock Options – Bancorp had no stock options outstanding as of March 31, 2019 and December 31, 2018.

Stock appreciation rights (“SARs”) – SARs granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination.

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Dividend yield and expected volatility are based on historical information for Bancorp corresponding to the expected life of SARs granted. Expected volatility is the volatility of the underlying shares for the expected term on a monthly basis. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the awards. The expected life of SARs is based on past experience of similar-life SARs. Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

	2019	2018

Dividend yield	2.52%	2.56%
Expected volatility	20.40%	20.17%
Risk free interest rate	2.55%	2.96%
Expected life of SARs (in years)	7.2	7.0

Restricted stock awards (“RSAs”) – RSAs granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.1%, 4.3% and 5.1% for 2019, 2018, and 2017, respectively.

Grants of restricted stock units (“RSUs”) – RSUs are only granted to directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

Bancorp utilized cash of $210 thousand during the first three months of 2019 for the purchase of shares upon the vesting of RSUs. This compares with cash used of $156 thousand during the first three months of 2018 for the purchase of shares upon the vesting of RSUs net of cash received for RSUs exercised.

Bancorp has recognized stock-based compensation expense SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2019
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$84	$293	$81	$405	$863
Deferred tax benefit	(18)	(61)	(17)	(85)	(181)
Total net expense	$66	$232	$64	$320	$682

	Three months ended March 31, 2018
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$73	$276	$63	$411	$823
Deferred tax benefit	(15)	(58)	(13)	(87)	(173)
Total net expense	$58	$218	$50	$324	$650

As of March 31, 2019, Bancorp has $7.6 million of unrecognized stock-based compensation expense estimated to be recorded as follows:

(In thousands)	Stock
Year ended	Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2019	$253	$900	$248	$1,215	$2,616
2020	293	1,053	2	947	2,295
2021	235	833	-	466	1,534
2022	181	561	-	-	742
2023	105	310	-	-	415
2024	7	25	-	-	32
Total estimated expense	$1,074	$3,682	$250	$2,628	$7,634

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(In thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2018	704	$14.02	-	$40.00	$19.51	$12,923	$3.47	5.1
Granted	100	35.90	-	39.32	37.75	-	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	-		-		-	-	-
Outstanding, December 31, 2018	731	$14.02	-	$40.00	$22.42	$8,422	$3.82	5.2

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.82
Granted	40	36.65	-	36.65	36.65	-	6.61
Exercised	(26)	14.02	-	19.37	14.71	529	3.55
Forfeited	-		-		-	-	-
Outstanding, March 31, 2019	745	$14.02	-	$40.00	$23.45	$8,639	$3.98	5.4

Vested and exercisable	535	$14.02	-	$40.00	$19.01	$8,169	$3.35	4.1
Unvested	210	19.44	-	40.00	34.78	470	5.60	8.6
Outstanding, March 31, 2019	745	$14.02	-	$40.00	$23.45	$8,639	$3.98	5.4

Vested at March 31, 2019	69	$19.37	-	$40.00	$26.77	$574	$4.44

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

(In thousands, except per share data)	RSAs	Grant date weighted average cost

Unvested at January 1, 2018	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares released	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Unvested at January 1, 2019	110	$32.09
Shares awarded	39	34.88
Restrictions lapsed and shares released	(39)	28.66
Shares forfeited	-	-
Unvested at March 31, 2019	110	$34.31

Expected shares to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2017	3	$35.66	61,893
2018	3	31.54	50,352
2019	3	32.03	43,602

In the first quarter of 2019, Bancorp awarded 9,834 RSUs to directors of Bancorp with a grant date fair value of $330 thousand.

(15)	Commitments and Contingent Liabilities

As of March 31, 2019 and December 31, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, such as unused commitments or lines of credit and commitments made to lend in the future, which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

(In thousands)	March 31, 2019	December 31, 2018
Commercial and Industrial	$354,903	$309,920
Construction - Commercial	201,465	163,314
Construction - Residential	14,785	16,050
Home Equity	149,584	147,907
Credit Cards	19,912	20,003
Overdrafts	21,558	21,751
Letters of credit	20,374	20,891
Other	33,748	33,369
Future loan commitments	213,087	101,399

Total off balance sheet commitments to extend credit	$1,029,416	$834,604

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2019 and December 31, 2018, Bancorp had accrued $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of one to two years.

As of March 31, 2019, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(16)	Assets and Liabilities Measured and Reported at Fair Value

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

●	Level 1: Valuation is based upon quoted (unadjusted) prices for identical instruments traded in active markets.

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

At March 31, 2019 and December 31, 2018, Bancorp’s securities available for sale portfolio and interest rate swaps were recorded at fair value on a recurring basis.

All available for sale securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

Fair value measurements for interest rate swaps are based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during the reporting period. Interest rate swaps are valued using primarily Level 2 inputs.

Mortgage servicing rights, impaired loans and OREO are recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

Carrying values of assets measured at fair value on a recurring basis follows:

(In thousands)	Fair value at March 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale
Government sponsored enterprise obligations	$342,866	$-	$342,866	$-
Mortgage backed securities - government agencies	137,131	-	137,131	-
Obligations of states and political subdivisions	27,134	-	27,134	-

Total Securities available for sale	507,131	-	507,131	-

Interest rate swaps	524	-	524	-

Total assets	$507,655	$-	$507,655	$-

Liabilities

Interest rate swaps	$240	$-	$240	$-

(In thousands)	Fair value at December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale
Government sponsored enterprise obligations	261,039	-	261,039	-
Mortgage backed securities - government agencies	146,277	-	146,277	-
Obligations of states and political subdivisions	29,679	-	29,679	-

Total Securities available for sale	436,995	-	436,995	-

Interest rate swaps	1,035	-	1,035	-

Total assets	$438,030	$-	$438,030	$-

Liabilities

Interest rate swaps	$543	$-	$543	$-

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2019, there were no transfers between Levels 1, 2, or 3.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

Discussion of assets measured at fair value on a non-recurring basis follows:

Mortgage Servicing Rights – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2019 and December 31, 2018, there was no valuation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for March 31, 2019 or December 31, 2018.

Impaired loans - Collateral-dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals. Also, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific valuation allowance. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of March 31, 2019, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $408 thousand, and the specific allowance totaled $39 thousand, resulting in a fair value of $369 thousand, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $967 thousand, and the specific allowance allocation totaling $42 thousand, resulting in a fair value of $925 thousand at December 31, 2018. Losses represent charge offs and changes in specific allowances for the periods indicated.

Other real estate owned (“OREO”) - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the table below, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At March 31, 2019 and December 31, 2018, carrying value of all other real estate owned was $878 thousand and $1.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at March 31, 2019				Losses recorded:
					Three months ended
	Total	Level 1	Level 2	Level 3	March 31, 2019
Impaired loans	$369	$-	$-	$369	$(3)
Other real estate owned	239	-	-	239	-

Total	$608	$-	$-	$608	$(3)

(In thousands)	Fair value at December 31, 2018				Losses recorded:
					Three months ended
	Total	Level 1	Level 2	Level 3	March 31, 2018
Impaired loans	$925	$-	$-	$925	$(1,711)
Other real estate owned	239	-	-	239	-

Total	$1,164	$-	$-	$1,164	$(1,711)

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019, the significant unobservable inputs used in the fair value measurements are presented below.

				Range
	Fair	Valuation	Unobservable	(weighted
(Dollars in thousands)	value	technique	inputs	average)
Impaired loans - collateral dependent	$369	Appraisal	Appraisal discounts	9.8%
Other real estate owned	239	Appraisal	Appraisal discounts	22.0

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

US GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
March 31, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$111,340	$111,340	$111,340	$-	$-
Mortgage loans held for sale	2,981	3,089	-	3,089	-
Federal Home Loan Bank stock	9,779	9,779		9,779
Loans, net	2,499,245	2,486,416	-	-	2,486,416
Accrued interest receivable	8,710	8,710	8,710	-	-

Liabilities
Non-interest bearing deposits	698,783	698,783	698,783	-	-
Transaction deposits	1,697,313	1,697,313	-	1,697,313	-
Time deposits	356,444	355,947	-	355,947	-
Securities sold under agreement to repurchase	34,633	34,633	-	34,633	-
Federal funds purchased	12,218	12,218	-	12,218	-
FHLB advances	47,853	47,295	-	47,295	-
Accrued interest payable	709	709	709	-	-

(In thousands)	Carrying
December 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Financial assets
Cash and cash equivalents	$198,939	$198,939	$198,939	$-	$-
Mortgage loans held for sale	1,675	1,743	-	1,743	-
Federal Home Loan Bank stock	10,370	10,370		10,370
Loans, net	2,522,637	2,508,587	-	-	2,508,587
Accrued interest receivable	8,360	8,360	8,360	-	-

Financial liabilities
Non-interest bearing deposits	711,023	711,023	711,023	-	-
Transaction deposits	1,736,618	-	-	1,736,618	-
Time deposits	346,715	-	-	345,273	-
Securities sold under agreement to repurchase	36,094	36,094	-	36,094	-
Federal funds purchased	10,247	10,247	-	10,247	-
FHLB advances	48,177	47,227	-	47,227	-
Accrued interest payable	762	762	762	-	-

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

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first three months of 2019 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

At March 31, 2019 and December 31, 2018, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollars in thousands)	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Notional amount	$54,286	$55,505	$54,286	$55,505
Weighted average maturity (years)	7.7	8.0	7.7	8.0
Fair value	$217	$519	$240	$543

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	March 31, 2019	December 31, 2018
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$106	$193
20,000	12/6/2020	US 3 Month LIBOR	1.79%	201	323
$30,000			1.82%	$307	$516

(19)	Regulatory Matters

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of Bancorp’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 to 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$405,845	14.04%	$231,221	8.00%	NA	NA
Bank	396,707	13.74	230,901	8.00	$288,626	10.00%

Common equity tier 1 risk-based capital
Consolidated	379,031	13.11	130,062	4.50	NA	NA
Bank	369,893	12.82	129,882	4.50	187,607	6.50

Tier 1 risk-based capital (1)
Consolidated	379,031	13.11	173,416	6.00	NA	NA
Bank	369,893	12.82	173,176	6.00	230,901	8.00

Leverage (2)
Consolidated	379,031	11.57	130,989	4.00	NA	NA
Bank	369,893	11.31	130,837	4.00	163,546	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$396,019	13.91%	$227,714	8.00%	NA	NA
Bank	385,637	13.56	227,462	8.00	$284,327	10.00%

Common equity tier 1 risk-based capital
Consolidated	370,135	13.00	128,089	4.50	NA	NA
Bank	359,753	12.65	127,947	4.50	184,813	6.50

Tier 1 risk-based capital (1)
Consolidated	370,135	13.00	170,785	6.00	NA	NA
Bank	359,753	12.65	170,596	6.00	227,462	8.00

Leverage (2)
Consolidated	370,135	11.33	130,698	4.00	NA	NA
Bank	359,753	11.02	130,569	4.00	163,211	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(20)	Segments

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $682,000 related to a bank acquisition in 1996 which has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment.

Selected financial information by business segment for the three month periods ended March 31, 2019 and 2018 follows:

		Wealth
	Commercial	management
(In thousands)	banking	and trust	Total

Three months ended March 31, 2019
Net interest income	$29,581	$76	$29,657
Provision	600	-	600
Wealth management and trust services	-	5,439	5,439
All other non-interest income	5,623	-	5,623
Non-interest expenses	19,606	3,033	22,639
Income before income tax expense	14,998	2,482	17,480
Income tax expense	1,300	539	1,839
Net income	$13,698	$1,943	$15,641

Segment assets	$3,279,248	$1,768	$3,281,016

Three months ended March 31, 2018
Net interest income	$27,238	$71	$27,309
Provision	735	-	735
Wealth management and trust services	-	5,500	5,500
All other non-interest income	5,409	-	5,409
Non-interest expenses	17,829	3,198	21,027
Income before income tax expense	14,083	2,373	16,456
Income tax expense	2,537	515	3,052
Net income	$11,546	$1,858	$13,404

Segment assets	$3,283,539	$1,941	$3,285,480

(21)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2019

(Dollars in thousands)	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,439	$5,439
Deposit service charges	1,247		1,247
Debit and credit card income	1,744		1,744
Treasury management fees	1,157		1,157
Mortgage banking income (1)	482		482
Net investment product sales commissions and fees	356		356
Bank owned life insurance (1)	178		178
Other (2)	459		459
Total non-interest income	$5,623	$5,439	$11,062

	Three months ended March 31, 2018

(Dollars in thousands)	Commercial	WM&T	Consolidated
Wealth management and trust services	$-	$5,500	$5,500
Deposit service charges	1,411		1,411
Debit and credit card income	1,508		1,508
Treasury management fees	1,047		1,047
Mortgage banking income (1)	576		576
Net investment product sales commissions and fees	404		404
Bank owned life insurance (1)	187		187
Other (2)	276		276
Total non-interest income	$5,409	$5,500	$10,909

(1) Outside of scope of ASC 606

(2) Outside of scope of ASC 606 with the exception of safe deposit fee which were nominal.

Revenue sources within the scope of ASC 606 are discussed below.

Bancorp earns fees from its deposit customers for transactions-based, account management, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments fees, and ACH fees, are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Overdraft fees are recognized at the point in time that the overdraft occurs. Deposit service charges are withdrawn from customer’s account balances.

Treasury management transaction fees are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Treasury management fees are withdrawn from customer’s account balances.

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Trust fees receivable as of March 31, 2019 were $2.0 million compared with $1.9 million as of December 31, 2018.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market value and are assessed, collected, and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including incentive compensation expense of $1 thousand and $1 thousand, and trading activity charges of $133 and $137 thousand, for the three month periods ended March 31, 2019, and 2018 respectively.

Debit and credit card revenue primarily consists of debit and credit card interchange income. Interchange income represents fees assessed within the payment card system for acceptance of card based transactions. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized. Revenue is collected and recognized daily through the payment network settlement process.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the first quarter of 2019.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

(22)	Leases

Bancorp has operating leases for various branch locations with terms remaining from three months to 14 years, some of which include options to extend the leases in five year increments. Options reasonably expected to be exercised are included in determination of the right of use asset. Bancorp elected the practical expedient to expense short-term lease expense associated with leases with original terms 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in others assets and other liabilities, respectively, on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

(In thousands)	As of and for the
	three months ended
Balance Sheet	March 31, 2019

Operating lease right-of-use assets	$16,392	included in other assets
Operating lease liabilities	17,713	included in other liabilities

Weighted average remaining lease term (years)	12.28
Weighted average discount rate	3.61%

Maturities of lease liabilities:
Year 1	$1,953
Year 2	1,940
Year 3	1,918
Year 4	1,942
Year 5	1,974
Thereafter	12,323
Total lease payments	$22,050
Less imputed interest	4,337
Total	$17,713

(In thousands)	Three months ended
Income Statement	March 31, 2019

Components of lease expense
Operating lease cost	$508
Variable lease cost	39
Less sublease income	14
Total lease cost	$533

(In thousands)	Three months ended
Cash flow Statement	March 31, 2019

Supplemental cash flow information:
Operating cash flows from operating leases	$354

As of March 31, 2019 Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results and operations for Stock Yards Bancorp, Inc. (“Holding Company”), and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three months ended March 31, 2019 and compares this period with the same period of the previous year. All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collective referred to as “Bancorp” or the “Company.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1 Item 1 “Financial Statements.”

Stock Yards Bancorp, Inc. is a financial holding company headquartered in Louisville, Kentucky.

The Bank, chartered in 1904, state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio Metropolitan Statistical Areas (“MSAs”) through 38 full service banking center locations.

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

Recent Developments

In April 2018, the Kentucky Legislature mandated combined filings for unitary businesses for taxable years beginning on or after January 1, 2019, unless an election is made otherwise. In March 2019, Kentucky legislation was enacted transitioning financial institutions from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021.  Therefore, Bancorp will begin filing a Kentucky combined filing in 2021 that will include the Bank unless Bancorp timely elects alternative filing.   Bancorp’s holding company historically, by nature of its operations, has generated net operating losses. Bancorp has filed as a separate company in Kentucky and has a Kentucky net operating loss (“NOL”) carryforward.

As of March 31, 2019, Bancorp had not yet concluded whether it would make the election for consolidated filing.  During April 2019, HB 458 was enacted which allowed for certain net operating loss carryforwards to be utilized in a combined filing return.  Bancorp estimates that based on the default combined filing requirement or if it were to elect for consolidated filing, it would record a state NOL tax benefit, net of federal impact, of approximately $2 million or approximately $0.09 per diluted share for the second quarter 2019.

Issued but Not Yet Effective Accounting Standards Updates (“ASUs”)

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

Business Segment Overview

As of March 31, 2019, Bancorp was divided into two reportable segments: Commercial banking and Wealth Management & Trust (“WM&T”):

Commercial banking provides a full range of loan and deposit products to individual consumers and businesses through commercial lending, retail lending, deposit services, treasury management services, private banking, online banking, mobile banking, merchant services, workplace banking, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer.

WM&T, with approximately $3 billion in assets under management, provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets that Bancorp operates in.

Overview - Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Three months ended March 31, (In thousands, except per share data)	2019	2018	$ Change	% Change

Net income	$15,641	$13,404	$2,237	16.7%
Diluted earnings per share	$0.68	$0.58	$0.10	17.2%
Return on average assets	1.94%	1.76%	18 bps	10.2%
Return on average equity	17.09%	16.15%	94 bps	5.8%

Bancorp completed the first three months of 2019 with record net income of $15.6 million, a 16.7% increase over the comparable period in 2018. The increase is primarily due to higher net interest income driven by year-over-year average loan growth, higher non-interest income led by treasury management fees and debit and credit card income, and a lower effective income tax rate resulting from a Kentucky tax law change enacted in March, 2019. Diluted earnings per share for the first three months of 2019 were a record $0.68, compared to $0.58 for the first three months of 2018.

Key factors affecting Bancorp’s results for the first quarter of 2019 included:

●

Average loans increased $96.0 million year over year, contributing to a 17.8% increase in interest income on a comparable quarter basis, while total average deposits increased 7.0% to support loan growth;

●	Continued strong loan production was offset by a high level of loan payoffs;
●	Net interest margin rose 10 basis points compared with the same quarter of 2018 consistent with higher yields on loans, loan prepayment penalties and an increase in non-interest bearing deposits;
●	Credit quality metrics remained strong, as Bancorp experienced its second consecutive quarter of net loan loss recoveries;
●	The Wealth Management and Trust Group (“WM&T”) posted consistent performance against a strong first quarter last year;
●	Card income and Treasury Management fees, bolstered by increased usage and expanding customer bases, continue to stand out as diversifying revenue streams; and
●

Bancorp’s effective income tax rate declined to 10.5% at March 31, 2019 based on Kentucky State legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first quarter 2019.

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on corresponding deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.

Net interest income increased $2.3 million, or 8.6%, for the first three months of 2019, as compared with the same period in 2018. Net interest margin increased to 3.89% for the first three months of 2019, compared with 3.79% for the same period of 2018. Increasing average rates earned on interest earning assets, along with the impact of increased volumes of loans and short-term investments contributed to higher interest income for the first quarter of 2019, as interest income increased $5.3 million, or 17.8%, over the same period in 2018. Higher funding costs on deposits and borrowings, coupled with growth in interest bearing demand deposits and time deposits, resulted in an increase in interest expense of $2.9 million, or 120.6%, year over year. The average balance of time deposits increased $118.9 million, or 50.7% in the first quarter of 2019, as compared with the same period in 2018, as a result of targeted marketing campaigns initiated in 2018 to support loan growth and add liquidity to the balance sheet. The corresponding cost of time deposits increased from 0.77% for the first three months of 2018 to 1.83% for the same period in 2019, as Bancorp aggressively promoted certificate of deposits.

For the three-month period ended March 31, 2019, Bancorp recorded a $600 thousand provision for loan and lease losses (“provision”), compared with $735 thousand for the same period in 2018. The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The provision reflects many factors including trends in the portfolio, as well as changes in quantitative and qualitative factors. Reflecting a moderate increase in classified loans and net recoveries of $330 thousand in the first quarter of 2019, the allowance to total loans was 1.05% as of March 31, 2019, compared with 0.96% as of March 31, 2018. In management’s opinion, the allowance remained adequate to cover potential losses within the portfolio.

Total non-interest income for the first three months of 2019 increased $153 thousand, or 1.4%, compared with the same period in 2018. Non-interest income comprised 27.2% of total revenues, defined as net interest income and non-interest income, as compared with 28.5% for the same period in 2018. Bancorp’s WM&T services comprised 49.2% of Bancorp’s non-interest income, despite a slight reduction in revenue in the first three months of 2019 of 1.1%, or $61 thousand. The stock market recovery in the first quarter of 2019 significantly impacted WM&T income for the quarter. Should positive market trends continue, WM&T is expected to deliver low single digit growth in 2019, however, market volatility could affect near-term results. Debit and credit card revenue, as a result of increasing transaction volumes, increased $236 thousand, or 15.6% in the first three months of 2019, as compared with the same period in 2018. Treasury management fees, a steadily growing source of revenue for Bancorp, increased $110 thousand, or 10.5% in the first quarter of 2019, as compared with the first quarter of 2018. These items offset declines of $164 thousand, or 11.6%, and $94 thousand, or 16.3%, for deposit service charges and mortgage banking income, respectively, for the first three months of 2019, as compared with 2018.

Total non-interest expense in the first three months of 2019 increased $1.6 million, or 7.7%, compared with the same period in 2018. Increases in compensation, technology and communication, and other expenses drove the increase. Bancorp's efficiency ratio in the first three months of 2019 was 55.52% compared with 54.89% in the same period in 2018.

Bancorp recorded income tax expense of $1.8 million for the first three months of 2019, compared to $3.1 million for the same period in 2018.  The effective rate for the corresponding three month periods was 10.5% and 18.5%, respectively.  The decrease in the effective tax rate from 2018 to 2019 related primarily to a Kentucky state tax law change.  In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first quarter 2019.  While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200 thousand per year beginning in 2021.

The ratio of stockholder’s equity to total assets was 11.52% as of March 31, 2019 as compared with 11.10% at December 31, 2018. Total equity increased $11.5 million in the first quarter of 2019 as net income of $15.6 million was offset by dividends declared of $5.7 million. Bancorp’s ratio of tangible common equity (“TCE”) to total tangible assets was 11.47% as of March 31, 2019, compared with 11.05% at December 31, 2018. TCE, a non-Generally Accepted Accounting Principle (“GAAP”) measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. It consists of a company’s common equity less any preferred equity, less intangible assets. Tangible common equity is divided by tangible assets, which equals total assets less intangible assets. See the Non-GAAP Financial Measures section for details on reconcilement to GAAP measures.

Results of Operations

Net income of $15.6 million for the three months ended March 31, 2019 increased $2.2 million, or 16.4%, from $13.4 million for the comparable 2018 period. Basic net income per share was $0.69 for the first quarter of 2019, an increase of 16.9% from the $0.59 for the first quarter of 2018. Net income per share on a diluted basis was $0.68 for the first quarter of 2019, an increase of 17.2% from the $0.58 for the same period in 2018. See Note 12 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.94% and 17.09%, respectively, for the first quarter of 2019, compared with 1.76% and 16.15%, respectively, for the same period in 2018.

Net Interest Income

The following table presents average balance sheets for the three month periods ended March 31, 2019 and 2018 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended March 31,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate
Earning assets:
Federal funds sold and interest bearing due from banks	$122,189	$733	2.43%	$71,186	$268	1.53%
Mortgage loans held for sale	1,727	37	8.69	2,098	35	6.77
Securities available for sale:
Taxable	409,835	2,411	2.39	373,314	2,027	2.20
Tax-exempt	27,784	175	2.55	44,394	296	2.70
FHLB stock	10,192	157	6.25	7,687	111	5.86
Loans, net of unearned income	2,528,625	31,572	5.06	2,432,659	27,100	4.52
Total earning assets	3,100,352	35,085	4.59	2,931,338	29,837	4.13
Less allowance for loan losses	26,127			25,063
	3,074,225			2,906,275
Non-earning assets:
Cash and due from banks	41,653			39,985
Premises and equipment, net	45,340			41,891
Accrued interest receivable and other assets	110,039			102,740
Total assets	$3,271,257			$3,090,891

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$861,020	$1,404	0.66%	$817,567	$623	0.31%
Savings deposits	157,053	96	0.25	154,607	56	0.15
Money market deposits	677,512	1,974	1.18	686,699	953	0.56
Time deposits	353,245	1,592	1.83	234,383	445	0.77
Securities sold under agreements to repurchase	37,528	25	0.27	71,276	33	0.19
Federal funds purchased and other short term borrowings	11,428	60	2.13	26,259	90	1.39
FHLB advances	47,962	221	1.87	49,247	235	1.94

Total interest bearing liabilities	2,145,748	5,372	1.02	2,040,038	2,435	0.48
Non-interest bearing liabilities:
Non-interest bearing demand deposits	694,871			669,929
Accrued interest payable and other liabilities	59,568			44,354
Total liabilities	2,900,187			2,754,321
Stockholders’ equity	371,070			336,570

Total liabilities and stockholder's equity	$3,271,257			$3,090,891
Net interest income		$29,713			$27,402
Net interest spread			3.57%			3.65%
Net interest margin			3.89%			3.79%

Notes to the average balance and interest rate tables:

●

Average balances for loans include the principal balance of non-accrual loans, as well as all loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. These participation loans averaged $10.3 million and $18.0 million, respectively, for the three month periods ended March 31, 2019 and 2018.

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 21% for 2019 and 2018. Approximate tax equivalent adjustments to interest income were $56 thousand and $93 thousand, respectively, for the three month periods ended March 31, 2019 and 2018.

●	Interest income includes loan fees of $481 thousand and $217 thousand for the three months ended March 31, 2019, and March 31, 2018, respectively.

●

Net interest income, the most significant component of the Bank's earnings represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	Net interest spread is the difference between taxable equivalent rates earned on interest earning assets less the cost of interest bearing liabilities.

●

Net interest margin represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is impacted by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

Net interest spread and net interest margin were 3.57% and 3.89%, respectively, for the first quarter of 2019, and 3.65% and 3.79%, respectively, for the first quarter of 2018. Fully taxable equivalent net interest income of $29.7 million for the three months ended March 31, 2019 increased $2.3 million, or 8.4%, from $27.4 million for the same period in 2018. Fully taxable equivalent interest income increased $5.2 million or 17.6% for the first quarter of 2019, as compared with the first quarter of 2018, due primarily to increased average loan balances stemming from 2018 loan growth, as well as increased rates earned on loans. Wall Street Journal Prime interest rate was 75 basis points (“bps”) higher in the first quarter of 2019, as compared with 2018, which benefited short-term loan and investment pricing, while new, fixed-rate loans originated during the period benefited from a higher five-year treasury yield curve. Taxable securities, and federal funds sold and interest bearing due from banks average balances also increased in the first quarter of 2019, as compared with 2018, as a result of Bancorp deploying excess liquidity into short-term investments, which earned higher yields year over year. In total, average earning assets increased $169.0 million or 5.77% to $3.1 billion for the first three months of 2019, as compared with the same period in 2018. The average rate on earnings assets increased 46 bps to 4.59%, as Bancorp benefited from a generally higher interest rate environment.

Interest expense increased due primarily to rising deposit costs, and strategic growth in interest bearing demand deposits and time deposits. Average interest bearing liabilities increased $105.7 million, or 5.2%, to $2.1 billion for the first three months of 2019, as compared with the same period in 2018. Growth in average interest bearing demand deposits and time deposits was partially offset by declines in money market deposits, and securities sold under agreements to repurchase. The average cost of interest bearing liabilities increased 54 bps to 1.02% for the first quarter of 2019, as compared with the first quarter of 2018. Bancorp increased rates paid on money market accounts in the first half of 2018 in addition to launching a marketing campaign promoting certificate of deposit accounts. Costs of money market deposit accounts and time deposits increased 62 bps, and 106 bps, respectively, in the first quarter of 2019, as compared with the same period in 2018. The average balance of securities sold under agreements to repurchase (“SSUARs”) decreased $33.7 million, or 47.3%, as customers migrated from lower yielding collateralized products to higher yielding non-collateralized deposits.

Going forward yield curve inversion could pose a significant challenge if loans were to be originated and repriced at a relatively low five-year portion of the treasury yield curve, while deposits and other funding sources priced or re-priced based upon a stagnant or increasing shorter end of the curve.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect dynamics of interest earning assets and interest bearing liabilities. By estimating effects of interest rate fluctuations, the model can approximate interest rate risk exposure. This simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual expected results.

The March 31, 2019 simulation analysis, which shows moderate interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and decreases of 100 to 200 basis points in interest rates would have a negative effect on net interest income. The moderate increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2019	-11.00%	-1.23%	3.03%	6.08%

Approximately 60% of Bancorp’s loan portfolio has fixed rates with 40% priced at variable rates. With the Prime rate currently at 5.50%, Bancorp’s variable rate loans are beyond their floors and will reprice as rates change.

Undesignated derivative instruments described in Note 17 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income as interest rates fluctuate. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges described in Note 18 to Bancorp’s consolidated financial statements are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in other comprehensive income.

Provision for Loan and Lease Losses

The provision reflects results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. For the three-month period ended March 31, 2019, Bancorp recorded a $600 thousand provision for loan and lease losses (“provision”), compared with $735 thousand for the same period in 2018. The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The provision reflects many factors including trends in the portfolio, as well as changes in quantitative and qualitative factors. Reflecting a moderate increase in classified loans and net recoveries of $330 thousand in the first quarter of 2019, the allowance to total loans was 1.05% as of March 31, 2019, compared with 0.96% as of March 31, 2018. In management’s opinion, the allowance remained adequate to cover potential losses within the portfolio.

Key indicators of loan quality remained consistent with prior years with the exception of increased classified balances which increased $9.9 million during the first quarter of 2019, as compared with December 31, 2018. Also, consistent with Bancorp’s methodology, the historical look-back period was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio, and captures the effects of a full economic cycle. Based on the look-back period extension, the allowance level increased approximately $2.0 million for the first three months of 2019. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in the Company’s Annual Report on Form 10K.

Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, increased to $3.8 million at March 31, 2019 from $3.4 million at December 31, 2018, while decreasing $8.5 million from $12.3 million at March 31, 2018. Bancorp considers the present asset quality metrics to be strong; however, recognizing the cyclical nature of the lending business, this trend is expected to normalize over the long term.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at March 31, 2019 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

An analysis of the changes in the allowance and selected ratios follows:

(Dollars in thousands)	Three months ended March 31,

	2019	2018

Balance at the beginning of the period	$25,534	$24,885
Provision	600	735
Total charge-offs	99	1,528
Total recoveries	(429)	(111)
Net loan charge-offs (recoveries)	(330)	1,417
Balance at the end of the period	$26,464	$24,203
Average loans, net of unearned income	$2,528,625	$2,432,659
Provision to average loans and leases (1)	0.02%	0.03%
Net loan charge-offs (recoveries) to average loans and leases (1)	(0.01)%	0.06%
Allowance to average loans and leases	1.05%	0.99%
Allowance to period-end loans and leases	1.05%	0.96%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. One commercial loan was charged off to its net realizable value in the first quarter of 2018, which resulted in increased net charge offs for the three month period ending March 31, 2018. The increase in the allowance in the first quarter of 2019 was mainly due to qualitative considerations, increased classified loan balances in the first quarter of 2019, offset by net recoveries of $330 thousand. At March 31, 2019, and December 31, 2018, the allowance remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

An analysis of net charge-offs (recoveries) by loan portfolio segment follows:

	Three months
(In thousands)	ended March 31,
	2019	2018

Commercial and industrial	$(99)	$1,399
Construction and development, excluding undeveloped land	(203)	-
Undeveloped land	-	-
Real estate mortgage - commercial investment	(20)	(1)
Real estate mortgage - owner occupied commercial	-	-
Real estate mortgage - 1-4 family residential	-	-
Home equity	-	(3)
Consumer	(8)	22
Total net loan charge-offs (recoveries)	$(330)	$1,417

Non-interest Income and Expenses

The following table sets forth major components of non-interest income and expenses.

	Three months ended March 31,
(In thousands)	2019	2018	$ Change	% Change

Non-interest income:
Wealth management and trust services	$5,439	$5,500	$(61)	(1.1)%
Deposit service charges	1,247	1,411	(164)	(11.6)
Debit and credit card income	1,744	1,508	236	15.6
Treasury management fees	1,157	1,047	110	10.5
Mortgage banking income	482	576	(94)	(16.3)
Net investment product sales commissions and fees	356	404	(48)	(11.9)
Bank owned life insurance	178	187	(9)	(4.8)
Other	459	276	183	66.3
Total non-interest income	$11,062	$10,909	$153	1.4%

Non-interest expenses:
Compensation	$11,801	$10,970	$831	7.6%
Employee benefits	2,642	2,633	9	0.3
Net occupancy and equipment	1,858	1,818	40	2.2
Technology and communication	1,773	1,630	143	8.8
Debit and credit card processing	587	566	21	3.7
Marketing and business development	625	646	(21)	(3.3)
Postage, printing, and supplies	406	391	15	3.8
Legal and professional	534	493	41	8.3
FDIC insurance	238	242	(4)	(1.7)
Amortization/impairment of investment in tax credit partnerships	52	-	52	100.0
Capital and deposit based taxes	904	852	52	6.1
Other	1,219	786	433	55.1
Total non-interest expenses	$22,639	$21,027	$1,612	7.7%

The largest component of non-interest income is WM&T revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $2.97 billion at March 31, 2019, a 3.03% increase compared with $2.88 billion at March 31, 2018, and a 7.41% increase from $2.76 billion at December 31, 2018. AUM are stated at market value. WM&T revenue, which represents 49% of non-interest income, decreased $61 thousand, or 1.1%, for the three months ended March 31, 2019 compared with the same period in 2018, as stock market declines experienced in the fourth quarter of 2018 negatively impacted first quarter 2019 revenue. Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise over 98% of the WM&T revenue, decreased $83 thousand, or 1.5%, in the first quarter of 2019, compared with the same time period in 2018. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees increased $22 thousand or 21.8% in the first quarter of 2019 compared with the first quarter of 2018. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams. Based upon the stock market recovery in the first quarter of 2019, WM&T is expected to deliver low single digit growth in 2019, provided positive market trends continue, however market volatility could affect near-term results.

Trust Assets Under Management by Account Type
	March 31, 2019		March 31, 2018
(In thousands)	Managed	Non- managed (1)	Managed	Non- managed (1)

Investment advisory accounts	$1,209,859	$19,446	$1,095,159	$18,290
Personal trust accounts	565,951	86,494	577,803	77,303
Personal individual retirement acounts	375,940	2,535	352,105	1,806
Corporate retirement accounts	48,390	381,859	53,935	403,879
Foundation and endowment accounts	207,910	1,176	193,258	-

Total accounts	$2,408,050	$491,510	$2,272,260	$501,278
Custody and safekeeping accounts	-	70,482	-	109,047

Totals	$2,408,050	$561,992	$2,272,260	$610,325
Total managed and non-managed assets	$2,970,042		$2,882,585

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

The table above provides information regarding assets under management (“AUM”) by WM&T. This table demonstrates that:

•     Approximately 81% of AUM are actively managed.

•     Corporate retirement plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of managed assets are in personal trust, agency, and investment advisory accounts.

Managed Trust Assets by Class of Investment
	March 31,
(In thousands)	2019	2018

Interest bearing deposits	$130,599	$116,146
US Treasury and government agency obligations	57,856	44,265
State, county and municipal obligations	130,570	136,972
Money market mutual funds	6,516	8,409
Equity mutual funds	575,471	561,059
Other mutual funds - fixed, balanced, and municipal	299,217	306,731
Other notes and bonds	169,565	135,634
Common and preferred stocks	912,755	837,903
Real estate mortgages	347	365
Real estate	50,432	50,710
Other miscellaneous assets (1)	74,722	74,066

Total managed assets	$2,408,050	$2,272,260

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table above presents data regarding WM&T managed assets by class of investment. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that:

•	The composition of managed assets is divided approximately 60% in equities and 40% in fixed income securities, and this composition is relatively consistent from year to year, and
•	WM&T has no proprietary mutual funds.

Fiduciary and Related Trust Services Income
	Three months ended March 31,
(In thousands)	2019	2018

Investment advisory accounts	$2,131	$2,079
Personal trust accounts	1,804	1,918
Personal individual retirement accounts	890	873
Corporate retirement accounts	327	379
Foundation and endowment accounts	133	151
Custody and safekeeping accounts	31	56
Brokerage and insurance services	25	23
Other	98	21

Total WM&T services	$5,439	$5,500

The table above provides information regarding fee income earned by Bancorp’s WM&T department. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that is tailored based on account type and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, IRA accounts, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Additional sources of non-interest income

Deposit service charges decreased $164 thousand, or 11.6%, for the first three months of 2019, as compared with the same period in 2018. Service charge income is driven by transaction volume, which can fluctuate throughout the year. The first quarter decrease is consistent with the decline in fees earned on overdrawn checking accounts. While management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions, the decline is anticipated to be less significant than what was experienced in the first quarter of 2019.

Debit and credit card revenue increased $236 thousand, or 15.6%, in the first three months of 2019, as compared with the same period in 2018. The increase in the first quarter of 2019 reflected increased volume resulting from continued growth in the commercial credit cards customer base. Volume, which is dependent on customer behavior and new accounts, is expected to continue to increase. Credit card interchange income and ancillary credit card fees increased $148 thousand, or 45%, and debit card interchange increased $88 thousand or 7.46%, in the first three months of 2019, as compared with the same period in 2018. Bancorp expects to experience a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in accounts is anticipated to offset the decline in rates.

Treasury management fees primarily consists of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp including an increase in the first three months of 2019 of $110 thousand or 10.5% over the same period in 2018. Bancorp continues to expect growth in this income category in 2019 based upon an expanding customer base and as more existing customers take advantage of offered services.

Mortgage banking income primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market. Interest rates on the loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to these loans. The department offers conventional, Veterans Administration (“VA”) and Federal Housing Authority (“FHA”) financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue decreased $94 thousand, or 16.3%, for the first three months of 2019, as compared with the same periods in 2018, due to lower transaction volume. In Bancorp’s primary market of Louisville, Kentucky, the housing inventory continued to be relatively low, contributing to this decline. Refinancing activity, which slowed in 2018 as a result of rising interest rates, could increase if mortgage rates decline in 2019.

Net investment product sales commissions and fees decreased $48 thousand, or 11.9%, for the three-month period ended March 31, 2019, as compared with the same period in 2018. The decrease corresponds primarily to overall brokerage volume. Managed account balances were down in the first quarter of 2019 as a result of the stock market decline in the fourth quarter of 2018. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales, as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank owned life insurance (“BOLI”) assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income helps offset the cost of various employee benefits. Income related to BOLI decreased to $178 thousand in the first quarter of 2019 compared with $187 thousand for the same time period in 2018, as a result of decreasing crediting rates on investments.

Other non-interest income increased $183 thousand, or 66.3%, for the first quarter of 2019 compared with the same period in 2018. In the first quarter of 2019 Bancorp recognized income of $126 thousand related to incentive received to relocate a banking center location.

Non-interest expenses

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $831 thousand, or 7.6%, for the first quarter of 2019, compared with the same period in 2018. Personnel additions related to Bancorp’s growth along with annual salary increases drove the increase. At March 31, 2019, Bancorp had 596 full-time equivalent employees compared with 589 at March 31, 2018.

Employee benefits consists of all personnel related expense not included in compensation, with the most significant items being health insurance, payroll taxes, and retirement plan contributions. Employee benefits were flat year over year. The directional inconsistency when comparing to compensation is attributable to lower health insurance claims during the first quarter of 2019 compared to the same period in 2018.

Net occupancy and equipment expense increased $40 thousand, or 2.2%, in the first quarter of 2019, as compared with the same period in 2018. This category primarily includes rent, depreciation, and maintenance, variances for which were not individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Technology and communications expense increased $143 thousand, or 8.8% in the first quarter of 2019 compared with the same period in 2018 due largely to increases in computer infrastructure upgrades and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security, and internal resources.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth. Debit and credit card processing increased $21 thousand, or 3.7% in the first three months of 2019, as compared with the same period in 2018, as a result of rising transaction volume.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers, and acquiring new business. Expenses decreased $21 thousand, or 3.3% in the first quarter of 2019 compared with the first quarter of 2018. A general increase in travel, meals, and entertainment expense, was more than offset by a decline in contribution expense.

Postage, printing and supplies expenses increased $15 thousand, or 3.8% in the first quarter of 2019 compared with the same time period in 2018.

Legal and professional fees increased $41 thousand, or 8.3% to $534 thousand in the first quarter of 2019 from $493 thousand in the first quarter of 2018. Costs associated with CECL engagements drove the increase.

FDIC insurance expense was flat year over year. The assessment is calculated by the FDIC, and any fluctuation in expense is directly related to changes in Bancorp’s balance sheet.

Amortization/impairment of investments in tax credit partnerships increased $52 thousand for the first quarter of 2019 compared with the same period of 2018, as Bancorp did not record any expense in the first quarter of 2018. These partnerships generate federal income tax credits. For each of Bancorp’s investments in tax credit partnerships, the tax benefit compared with related expenses results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $433 thousand, or 55.1% in the first quarter of 2019 compared with the same period in 2018. The increase for 2019 was largely due to director compensation increasing $260 thousand, primarily due to market-tied deferred compensation, gains on the sale of other real estate declining $87 thousand, and fraud related losses increasing $74 thousand.

Income Taxes

Bancorp recorded income tax expense of $1.8 million for the first three months of 2019, compared to $3.1 million for the same period in 2018.  The effective rate for the corresponding three month periods was 10.5% and 18.5%, respectively.  The decrease in the effective tax rate from 2018 to 2019 related primarily to a Kentucky state tax law change.  In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first quarter 2019.  While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200 thousand per year beginning in 2021.

Commitments

As detailed in the Commitments footnote, Bancorp uses a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Other commitments discussed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.

Financial Condition

Balance Sheet

Total assets remained level at $3.3 billion at both March 31, 2019 and December 31, 2018. In the first three months of 2019 decreases in loans, federal funds sold and interest bearing due from banks, were offset by increased available for sale securities. Gross loans decreased $22.5 million, or less than 1%, primarily as a result of elevated commercial and industrial loan and commercial real estate (CRE) loan payoffs mainly attributable to underlying collateral sales. Securities available for sale increased $70.1 million, or 16.0%, over the first three months of 2019, as excess liquidity was deployed into short-term securities. The increase also included market value improvement in the portfolio with net unrealized losses at March 31, 2019 of $3.3 million as compared with $6.7 million at December 31, 2018. Other assets increased $16.8 million or 35.7%, primarily the result establishing a right of use lease asset upon adopting ASU 2016-02, Leases in the first quarter of 2019.

Total liabilities also remained level at $2.9 billion at both March 31, 2019 and December 31, 2018. Total deposits decreased $41.8 million or 1.5%, consistent with expected seasonal decreases experienced in both non-interest bearing deposits, $12.2 million, or 1.7%, and interest bearing demand deposit accounts, $45.6 million, or 5.1%. Savings accounts increased $6.0 million, or 3.9%, and time deposits increased $9.7 million or 2.8%. Securities sold under agreements to repurchase decreased $1.5 million, or 4.0%, due to normal cyclical activity, and the continuation of customers migrating to higher-yielding, non-collateralized deposits. Federal funds purchased and other short-term borrowing increased $2.0 million, or 19.2%, period to period. Bancorp uses short-term lines of credit to manage its overall liquidity position. Other liabilities increased $8.2 million, or 17.7%, largely due to the addition of ASU 2016-02, Leases, in the first quarter of 2019.

Loan Portfolio Composition

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$827,747	$833,524
Construction and development, excluding undeveloped land (1)	216,115	225,050
Undeveloped land	28,433	30,092

Real estate mortgage
Commercial investment	586,648	588,610
Owner occupied commercial	428,163	426,373
1-4 family residential	277,847	276,017
Home equity - first lien	48,656	49,500
Home equity - junior lien	66,837	70,947
Subtotal: Real estate mortgage	1,408,151	1,411,447

Consumer	45,263	48,058
Total loans	$2,525,709	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share ownership of the loan without permission from Bancorp. US GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the commercial and industrial and real estate mortgage loan portfolio segments, and a corresponding liability is recorded in other liabilities. At March 31, 2019 and December 31, 2018, the total participated portions of loans of this nature were $10.2 million and $10.5 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the March 31, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with prior periods, and expansion of the historical look-back period from 32 quarters to 36 quarters. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10K.

As of March 31, 2019 the allowance was $26.5 million, a $930 thousand increase from the December 31, 2018 balance of $25.5 million. For the comparative periods, the allowance as a percent of average loans was 1.05% and 1.01%, respectively. The allowance as a percent of period end loans, as of each period end, 1.05% and 1.00%, respectively. The increase in the first quarter of 2019 reflects a moderate increase in classified balances and net recoveries of $330 thousand. As of March 31, 2019, and December 31, 2018, the allowance remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018

Non-accrual loans (1)	$3,273	$2,611
Troubled debt restructuring	39	42
Loans past due 90 days or more and still accruing	454	745

Total non-performing loans	3,766	3,398

Other real estate owned	878	1,018

Total non-performing assets	$4,644	$4,416

Non-performing loans as a percentage of total loans	0.15%	0.13%
Non-performing assets as a percentage of total assets	0.14%	0.13%

(1) No TDRs previously accruing were moved to non-accrual during the three month periods ending March 31, 2019. No TDRs were on non-accrual as of March 31, 2019 or December 31, 2018.

In total, non-performing assets as of March 31, 2019 were comprised of 29 loans, ranging in amount from $1 thousand to $667 thousand, two accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2019 included a 1-4 family residential property and two commercial real estate properties.

The following table sets forth the major classifications of non-accrual loans:

(In thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$193	$192
Construction and development, excluding undeveloped land	-	318
Undeveloped land	-	474

Real estate mortgage
Commercial investment	317	138
Owner occupied commercial	1,466	586
1-4 family residential	843	760
Home equity - first lien	-	-
Home equity - junior lien	454	143
Subtotal: Real estate mortgage	3,080	1,627
Consumer	-	-

Total loans	$3,273	$2,611

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

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities, federal funds sold and interest bearing due from accounts with banks. Federal funds sold and interest bearing due from bank accounts totaled $67.3 million at March 31, 2019. These investments normally have overnight maturities and are used for general daily liquidity purposes.

Available for sale securities totaled $507.1 million, at March 31, 2019, with $205.4 million in securities expected to mature over the next 12 months. Combined with federal funds sold and interest bearing due from bank accounts, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of the securities portfolio to secure public fund deposits, cash balances of certain WM&T accounts, and securities sold under agreements to repurchase. At March 31, 2019, total investment securities pledged for these purposes comprised 70% of the available for sale investment portfolio, leaving approximately $151.5 million of unpledged securities.

Bancorp has a significant base of non-maturity customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000 (excluding brokered deposits). At March 31, 2019, such deposits totaled $2.7 billion and represented 97% of Bancorp’s total deposits, as compared with $2.7 billion, or 97% of total deposits at December 31, 2018. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put heavy pressure on liquidity. As market conditions continue to improve, these balances may decrease, putting strain on Bancorp’s liquidity position. Bancorp began adding liquidity to the balance sheet in 2018 sheet through targeted certificate of deposit marketing campaigns. The campaigns generated $111 million in certificate of deposit growth in 2018.

As of March 31, 2019, and December 31, 2018, Bancorp had brokered deposits of $29.8 million.

Included in total deposit balances at March 31, 2019 is $191.3 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in the markets Bancorp operates within. As a result of property tax collections in the latter part of each year these accounts provide seasonal excess balances that originate with tax payments and decline leading into the next tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently negatively impacts net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include the sales of securities under agreement to repurchase. As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to brokered deposits. At March 31, 2019, available credit from the FHLB totaled $523.7 million, as compared with $537.0 million as of December 31, 2018. Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105.0 million at both March 31, 2019, and December 31, 2018.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank. At March 31, 2019, the Bank could pay up to $68.4 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank. The Bank will pay the Holding Company a $28 million dividend in April, 2019, to consummate the acquisition of King Bancorp, Inc. This will not significantly hamper the Bank’s ability to pay dividends in the future.

Capital Resources

At March 31, 2019, stockholders’ equity totaled $378.0 million, an increase of $11.5 million since December 31, 2018. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of changes in equity since the end of 2018. One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and hedging instruments, as well as a minimum pension liability, each net of income taxes. Accumulated other comprehensive loss was $2.5 million at March 31, 2019 compared with a loss of $5.1 million on December 31, 2018. The $2.6 million increase is primarily a reflection of the effect of the changing interest rate environment during the first three months of 2019 on the valuation of Bancorp’s portfolio of available for sale securities.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios:

	March 31,	December 31,
	2019	2018

Total risk-based capital (1)
Consolidated	14.04%	13.91%
Bank	13.74	13.56

Common equity tier 1 risk-based capital (1)
Consolidated	13.11	13.00
Bank	12.82	12.65

Tier 1 risk-based capital (1)
Consolidated	13.11	13.00
Bank	12.82	12.65

Leverage (2)
Consolidated	11.57	11.33
Bank	11.31	11.02

(1)

Under banking agencies’ risk-based capital guidelines, assets and credit-equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. Weighted values are added together, resulting in Bancorp's total risk-weighted assets. These ratios are computed in relation to average assets.

(2)	Ratio is computed in relation to average assets.

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of Bancorp’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 to 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based, Tier I Risk Based Capital and Tier I Leverage Capital. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP disclosure. Bancorp provides the tangible book value per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under GAAP.

(In thousands, except per share data)	March 31, 2019	December 31, 2018

Total stockholders equity - GAAP	$377,994	$366,500
Less: core deposit intangible	(1,015)	(1,057)
Less: goodwill	(682)	(682)
Tangible common equity - Non-GAAP	$376,297	$364,761

Total assets - GAAP	$3,281,016	$3,302,924
Less: core deposit intangible	(1,015)	(1,057)
Less: goodwill	(682)	(682)
Tangible assets - Non-GAAP	$3,279,319	$3,301,185

Total shareholders' equity to total assets - GAAP	11.52%	11.10%
Tangible common equity to tangible assets - Non-GAAP	11.47	11.05

Number of outstanding shares	22,823	22,749

Book value per share - GAAP	$16.56	$16.11
Tangible common equity per share - Non-GAAP	16.49	16.03

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under GAAP.

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Non-interest expenses	$22,639	$21,027

Net interest income (tax-equivalent)	29,713	27,402
Non-interest income	11,062	10,909
Total revenue	$40,775	$38,311

Efficiency ratio - GAAP	55.52%	54.89%

(amounts in thousands)	2019	2018
Non-interest expense	$22,639	$21,027
Less: amortization of investments in tax credit partnerships	(52)	-
Adjusted non-interest expense	22,587	21,027

Net interest income (tax-equivalent)	29,713	27,402
Non-interest income	11,062	10,909
Total revenue	$40,775	$38,311

Adjusted efficiency ratio - Non-GAAP	55.39%	54.89%

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.      Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Stock Yards Bancorp, Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

In the ordinary course of operations, Bancorp and the Bank are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Jan 1 - Jan 31	5,654	$34.25	—	—
Feb 1 - Feb 28	7,156	35.96	—	—
Mar 1 - Mar 31	38,068	33.79	—	—
Total (1)	50,878	$34.15	—	—

(1)	Activity represents shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.      Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following financial statements from the Stock Yards Bancorp, Inc. March 31, 2019 Quarterly Report on Form 10-Q, filed on April 30, 2018, formatted in eXtensible Business Reporting Language (XBRL):
(1)	Consolidated Balance Sheets
(2)	Consolidated Statements of Income
(3)	Consolidated Statements of Comprehensive Income
(4)	Consolidated Statements of Changes in Stockholders’ Equity
(5)	Consolidated Statements of Cash Flows
(6)	Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: April 30, 2019	By:	/s/ James A. Hillebrand
James A. Hillebrand,
Chief Executive Officer

Principal Financial Officer:

Date: April 30, 2019	By:	/s/ Nancy B. Davis
Nancy B. Davis, Executive Vice President,
Treasurer and Chief Financial Officer