Form 10-Q
period 2019-06-30
Stock Yards Bancorp, Inc.
filed 2019-08-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 East Main Street, Louisville, Kentucky	40206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 582-2571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	SYBT	The NASDAQ Stock Market, LLC

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

The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of July 31, 2019, was 22,723,643.

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

Acronym	Definition	Acronym	Definition
AFS	Available for sale	HELOC	Home equity line of credit
Allowance	Allowance for loan and lease losses	HTM	Held to maturity
ASC	Accounting Standards Codification	King	King Bancorp, Inc.
ASU	Accounting Standards Update	KSBT	King Bancorp Statutory Trust I
AUM	Assets under management	LIBOR	London Interbank Offering Rate
Bancorp	Stock Yards Bancorp, Inc.	Loans	Loans and leases
Bank	Stock Yards Bank & Trust Co.	MSA	Metropolitan statistical area
BOLI	Bank owned life insurance	MSR	Mortgage servicing right
BPS	Basis point = 1/100th of one percent	NA	Not applicable
C&D	Construction and development	OAEM	Other assets especially mentioned
C&I	Commercial and industrial	OCI	Other comprehensive income
CECL	Current Expected Credit Losses	OREO	Other real estate owned
CEO	Chief Executive Officer	OTTI	Other than temporarily impaired
COSO	Committee of Sponsoring Organizations	PCI	Purchased credit impaired
CRA	Community Reinvestment Act of 1977	Provision	Provision for loan and lease losses
CRE	Commercial real estate	PSU	Performance stock unit
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
EVP	Executive Vice President	RSA	Restricted stock award
FASB	Financial Accounting Standards Board	RSU	Restricted stock unit
FDIC	Federal Deposit Insurance Corporation	SAR	Stock appreciate right
FHA	Federal housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SSUAR	Securities sold under agreements to repurchase
FHLMC	Federal Home Loan Mortgage Corporation	TBOC	THE Bank of Oldham County
FNMA	Federal National Mortgage Association	TCE	Tangible common equity
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
GAAP	U.S. Generally Accepted Accounting Principles	VA	U.S. Department of Veterans Affairs
GNMA	Government National Mortgage Association	WM&T	Wealth Management and Trust

Stock Yards Bancorp, inc. and subsidiary

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
June 30, 2019 (unaudited) and December 31, 2018

(In thousands, except share data)
	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$51,264	$51,892
Federal funds sold and interest bearing due from banks	64,775	147,047
Cash and cash equivalents	116,039	198,939
Mortgage loans held for sale	3,922	1,675
Securities available for sale	423,579	436,995
Federal Home Loan Bank stock, at cost	11,316	10,370
Loans and leases	2,763,880	2,548,171
Allowance for loan and lease losses	26,416	25,534
Net loans and leases	2,737,464	2,522,637

Premises and equipment, net	65,069	44,764
Bank owned life insurance	32,631	32,273
Accrued interest receivable	9,633	8,360
Goodwill	12,826	682
Core deposit intangible	2,461	1,057
Other assets	48,883	45,172
Total assets	$3,463,823	$3,302,924

Liabilities
Deposits:
Non-interest bearing	$777,652	$711,023
Interest bearing	2,105,801	2,083,333
Total deposits	2,883,453	2,794,356

Securities sold under agreements to repurchase	33,809	36,094
Federal funds purchased	12,012	10,247
Federal Home Loan Bank advances	84,279	48,177
Accrued interest payable	1,008	762
Other liabilities	59,897	46,788
Total liabilities	3,074,458	2,936,424

Commitments and contingent liabilities (note 15)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,721,027 and 22,749,139 shares in 2019 and 2018, respectively	36,596	36,689
Additional paid-in capital	37,776	36,797
Retained earnings	313,927	298,156
Accumulated other comprehensive income (loss)	1,066	(5,142)
Total stockholders’ equity	389,365	366,500
Total liabilities and stockholders’ equity	$3,463,823	$3,302,924

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three months ended		Six months ended
(In thousands, except per share data)	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$33,419	$29,456	$64,963	$56,518
Federal funds sold and interest bearing due from banks	830	163	1,563	431
Mortgage loans held for sale	43	44	80	79
Securities available for sale
Taxable	2,546	2,105	5,114	4,243
Tax-exempt	130	236	277	477
Total interest income	36,968	32,004	71,997	61,748
Interest expense:
Deposits	5,652	2,674	10,718	4,751
Securities sold under agreements to repurchase	28	30	53	67
Federal funds purchased and other short-term borrowing	64	397	124	483
Federal Home Loan Bank advances	424	229	645	464
Subordinated debentures	26	—	26	—
Total interest expense	6,194	3,330	11,566	5,765
Net interest income	30,774	28,674	60,431	55,983
Provision for loan and lease losses	—	1,235	600	1,970
Net interest income after provision	30,774	27,439	59,831	54,013
Non-interest income:
Wealth management and trust services	5,662	5,344	11,101	10,844
Deposit service charges	1,336	1,447	2,583	2,858
Debit and credit card income	2,168	1,689	3,912	3,197
Treasury management fees	1,202	1,113	2,359	2,160
Mortgage banking income	796	746	1,278	1,322
Net investment product sales commissions and fees	364	397	720	801
Bank owned life insurance	184	191	362	378
Other	551	508	1,010	784
Total non-interest income	12,263	11,435	23,325	22,344
Non-interest expenses:
Compensation	12,715	11,703	24,516	22,673
Employee benefits	2,908	2,512	5,550	5,145
Net occupancy and equipment	1,976	1,811	3,834	3,629
Technology and communication	1,848	1,685	3,621	3,315
Debit and credit card processing	631	579	1,218	1,145
Marketing and business development	903	805	1,528	1,451
Postage, printing, and supplies	410	400	816	791
Legal and professional	1,523	504	2,057	997
FDIC insurance	248	238	486	480
Amortization/impairment of investments in tax credit partnerships	52	58	104	58
Capital and deposit based taxes	967	862	1,871	1,714
Other	1,283	979	2,502	1,765
Total non-interest expenses	25,464	22,136	48,103	43,163
Income before income tax expense	17,573	16,738	35,053	33,194
Income tax expense	1,030	3,159	2,869	6,211
Net income	$16,543	$13,579	$32,184	$26,983
Net income per share, basic	$0.73	$0.60	$1.42	$1.19
Net income per share, diluted	$0.72	$0.59	$1.40	$1.17
Weighted average common shares:
Basic	22,689	22,625	22,675	22,601
Diluted	22,949	22,967	22,948	22,959

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Net income	$16,543	$13,579	$32,184	$26,983
Other comprehensive income:
Change in unrealized gain (loss) on available for sale debt securities	5,021	(1,618)	8,446	(6,325)
Change in fair value of derivatives used in cash flow hedges	(321)	99	(530)	491
Total other comprehensive income (loss), before income tax	4,700	(1,519)	7,916	(5,834)
Tax effect	1,121	(319)	1,708	(1,226)
Total other comprehensive income (loss), net of tax	3,579	(1,200)	6,208	(4,608)
Comprehensive income	$20,122	$12,379	$38,392	$22,375

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2019 with quarterly subtotals

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(In thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Activity for three months ended March 31, 2019:

Net income	—	—	—	15,641	—	15,641

Net change in accumulated other comprehensive income (loss)	—	—	—	—	2,629	2,629

Stock compensation expense	—	—	863	—	—	863

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	74	245	2,254	(4,452)	—	(1,953)

Cash dividends declared, $0.25 per share	—	—	—	(5,686)	—	(5,686)

Balance, March 31, 2019	22,823	$36,934	$39,914	$303,659	$(2,513)	$377,994

Activity for three months ended June 30, 2019:

Net income	—	—	—	16,543	—	16,543

Net change in accumulated other comprehensive income (loss)	—	—	—	—	3,579	3,579

Stock compensation expense	—	—	993	—	—	993

Common stock repurchased	(107)	(357)	(3,308)	—	—	(3,665)

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	5	19	182	(363)	—	(162)

Cash dividends declared, $0.26 per share	—	—	—	(5,917)	—	(5,917)

Shares cancelled	—	—	(5)	5	—	—

Balance, June 30, 2019	22,721	$36,596	$37,776	$313,927	$1,066	$389,365

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2018 with quarterly subtotals

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(In thousands, except per share data)	shares	Amount	capital	earnings	loss	Total

Balance, January 1, 2018	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

Activity for three months ended March 31, 2018:

Net income	—	—	—	13,404	—	13,404

Net change in accumulated other comprehensive loss	—	—	—	—	(3,408)	(3,408)

Reclassification adjustment under Accounting Standards Update 2018-02	—	—	—	506	(506)	—

Stock compensation expense	—	—	823	—	—	823

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	52	174	205	(1,914)	—	(1,535)

Cash dividends declared, $0.23 per share	—	—	—	(5,226)	—	(5,226)

Shares cancelled	(1)	(4)	(35)	39	—	—

Balance, March 31, 2018	22,730	$36,627	$32,917	$274,002	$(5,844)	$337,702

Activity for three months ended June 30, 2018:

Net income	—	—	—	13,579	—	13,579

Net change in accumulated other comprehensive loss	—	—	—	—	(1,200)	(1,200)

Stock compensation expense	—	—	1,212	—	—	1,212

Repurchase of common stock	—	—	—	—	—	—

Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	17	57	618	(1,226)	—	(551)

Cash dividends declared, $0.23 per share	—	—	—	(5,227)	—	(5,227)

Shares cancelled	(1)	(4)	(32)	36	—	—

Balance, June 30, 2018	22,746	$36,680	$34,715	$281,164	$(7,044)	$345,515

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)
For the six months ended June 30, 2019 and 2018

(In thousands)	2019	2018
Operating activities:
Net income	$32,184	$26,983
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	600	1,970
Depreciation, amortization and accretion, net	1,679	2,680
Deferred income tax (benefit) expense	(3,959)	40
Gain on sales of mortgage loans held for sale	(719)	(769)
Origination of mortgage loans held for sale	(38,081)	(37,803)
Proceeds from sale of mortgage loans held for sale	36,553	39,483
Bank owned life insurance income	(362)	(378)
Loss (gain) on the disposal of premises and equipment	6	(14)
Gain on the sale of other real estate	(63)	(109)
Stock compensation expense	1,856	2,035
Excess tax benefits from share-based compensation arrangements	(392)	(525)
Net change in accrued interest receivable and other assets	(3,429)	2,236
Net change in accrued interest payable and other liabilities	(3,974)	247
Net cash provided by operating activities	21,899	36,076
Investing activities:
Purchases of securities available for sale	(373,761)	(399,911)
Proceeds from sales of securities	12,427	—
Proceeds from maturities and paydowns of securities available for sale	396,367	392,855
Purchase of Federal Home Loan Bank stock	—	(2,724)
Proceeds from redemptions of Federal Home Loan Bank stock	591	—
Proceeds from redemption of Federal Reserve Bank stock	490	—
Proceeds from redemption of interest bearing due from banks	1,761	—
Net change in loans	(49,280)	(170,843)
Purchases of premises and equipment	(3,321)	(2,694)
Proceeds from disposal of premises and equipment	45	230
Proceeds from surrender of acquired bank bank owned life insurance	3,431	—
Proceeds from bank owned life insurance mortality benefit	909	—
Other investment activities	(1,532)	(2,542)
Proceeds from sale of foreclosed assets	868	2,860
Cash for acquisition, net of cash acquired	(24,684)	—
Net cash used in investing activities	(35,689)	(182,769)
Financing activities:
Net change in deposits	(36,464)	(37,834)
Net change in securities sold under agreements to repurchase and federal funds purchased	(2,086)	113,443
Proceeds from Federal Home Loan Bank advances	60,000	60,000
Repayments of Federal Home Loan Bank advances	(67,250)	(60,637)
Repayment of acquired bank holding company line of credit	(2,300)	—
Redemption of acquired bank subordinated debentures	(3,609)	—
Common stock repurchases	(5,780)	(2,086)
Cash dividends paid	(11,621)	(10,441)
Net cash provided by (used in) financing activities	(69,110)	62,445
Net change in cash and cash equivalents	(82,900)	(84,248)
Cash and cash equivalents at beginning of period	198,939	139,248
Cash and cash equivalents at end of period	$116,039	$55,000

(continued)

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued) (Unaudited)
For the six months ended June 30, 2019 and 2018

(In thousands)	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Income tax payments, net of refunds	$5,382	$1,800
Cash paid for interest	11,320	5,497
Supplemental non-cash activity:
Initital recognition of right-of-use lease assets	$16,747	$—
Initital recognition operating lease liabilities	18,067	—
Transfers from loans to real estate acquired in settlement of loans	—	471

Liabilities assumed in conjunction with King Bancorp acquisition:
Fair value of assets acquired	$204,613	$—
Cash paid in acqusition	28,000	—
Liabilities assumed	$176,613	$—

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

As a result of its acquisition of King, Bancorp, Inc. on May 1, 2019, Bancorp became the 100% successor owner of King Bancorp Statutory Trust I (“KBST”), an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the trust-preferred securities at the par amount of approximately $3.6 million on June 17, 2019.

The Bank, chartered in 1904, is a Louisville, Kentucky-based, state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio Metropolitan Statistical Areas (“MSAs”) through 43 full service banking center locations.

As of June 30, 2019, Bancorp was divided into two reportable segments: Commercial Banking and Wealth Management & Trust (“WM&T”):

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses through commercial lending, retail lending, deposit services, treasury management services, private banking, online banking, mobile banking, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer.

WM&T, with over $3 billion in assets under management (“AUM”), provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets in which Bancorp operates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

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

Critical Accounting Policies - An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans are partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s expectation of resolution.

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the June 30, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with prior periods, and expansion of the historical look-back period from 32 to 36 quarters in March of 2019. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Based on the look-back period extension, the allowance level increased approximately $2.0 million for 2019. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10-K.

Accounting Standards Updates (“ASUs”)

The following ASU was issued prior to June 30, 2019 and is considered relevant to Bancorp’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

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

As a result of this ASU, Bancorp could experience an increase in its allowance. Bancorp has formed a committee to oversee its transition to the CECL methodology. Bancorp has devoted internal resources and purchased a third party software solution to analyze, compute and report upon the CECL disclosure requirements. In addition, Bancorp has analyzed loan-level data and is determining its CECL loan segmentation and initial segment calculation methodologies.  Bancorp is currently exploring regression techniques and has begun to run forecasting scenarios.

Recently Adopted Accounting Standards

Bancorp adopted ASU 2016-02, Leases and related amendments using an alternative transition method, effective January 1, 2019 and upon adoption recorded $17 million of right-of-use lease assets and $18 million of operating lease liabilities on its balance sheet as of June 30, 2019. Prior periods have not been restated. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities, respectively, on the consolidated balance sheet. Bancorp elected all applicable practical expedients, including the option to expense short-term leases, which are defined as leases with a term of one year or less. Bancorp also elected not to separate lease components from non-lease components.

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

(2)	Acquisition of King Bancorp, Inc.

On May 1, 2019, Bancorp completed its acquisition of King Bancorp, Inc, and its wholly-owned subsidiary King Southern Bank (“King”), for $28 million in cash. The acquisition expands the Company’s market area into nearby Nelson County, Kentucky, while growing its customer base in Louisville, Kentucky.

The following table provides a summary of the fair value of the assets acquired and liabilities assumed by Bancorp as of the acquisition date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

Acquisition of King Bancorp, Inc.
Summary of Assets Aquired and Liabilities Assumed

	May 1, 2019
	As Recorded	Fair Value		As Recorded
(In thousands)	by King	Adjustments (1)		by Bancorp
Assets aquired:

Cash and due from banks	$3,316	$—		$3,316
Interest bearing due from banks	1,761	—		1,761
Available for sale securities	12,404	23	a	12,427
Loans	165,744	(1,597)	b	164,147
Allowance for loan and lease losses	(1,812)	1,812	b	-
Loans, net	163,932	215		164,147
Federal Home Loan Bank stock, at cost	1,517	—		1,517
Federal Reserve Bank stock, at cost	490	—		490
Premises and equipment, net	4,358	(1,328)	c	3,030
Core deposit intangible	—	1,519	d	1,519
Bank owned life insurance	3,431	—		3,431
Other real estate owned	325	(325)	e	—
Other assets and accrued interest receivable	867	(36)	f	831

Total assets acquired	$192,401	$68		$192,469

Liabilities assumed:

Deposits
Non-interest bearing	$24,939	$—		$24,939
Interest bearing	100,839	(252)	g	100,587
Total deposits	125,778	(252)		125,526

Federal funds purchased	1,566	—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	43,299
Subordinated Note	3,609	—		3,609
Holding Company line of credit	2,300	—		2,300
Other liabilities and accrued interest payable	313	—		313

Total liabilities assumed	177,284	(671)		176,613

Net assets acquired	$15,117	$739		$15,856

Cash consideration paid				(28,000)

Goodwill				$12,144

(1)

Bancorp’s acquisition of King closed on May 1, 2019. Accordingly, the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods based on this continuing evaluation. To the extent that any of these preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of fair value adjustments

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.
b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate King’s recorded allowance.
c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.
d.	Reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.
f.	Reflects the write-off of a miscellaneous other asset.
g.	Reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
h.

Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

Goodwill of approximately $12 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the King acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment and is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the King acquisition will change. As a result of the King transaction, and based upon the proximity to existing branch locations, Bancorp expects to sell three acquired branch buildings in the third quarter of 2019, while retaining the associated customer relationships. These branches are considered held available for sale as of June 30, 2019. If consummated, goodwill will be adjusted in that period.

Revenue attributed to King totaled $1.6 million for the three and six months ended June 30, 2019. Prior year pro-forma financial statements were not presented due to the immateriality of the transaction.

(3)	Securities

All of Bancorp’s securities are classified as available for sale. Amortized cost, unrealized gains and losses, and fair value of securities follow:

(In thousands)	Amortized	Unrealized
June 30, 2019	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$266,579	$1,755	$(319)	$268,015
Mortgage backed securities - government agencies	131,447	938	(787)	131,598
Obligations of states and political subdivisions	23,854	118	(6)	23,966

Total securities available for sale	$421,880	$2,811	$(1,112)	$423,579

December 31, 2018
Government sponsored enterprise obligations	264,234	156	(3,351)	261,039
Mortgage backed securities - government agencies	149,748	282	(3,753)	146,277
Obligations of states and political subdivisions	29,760	107	(188)	29,679

Total securities available for sale	$443,742	$545	$(7,292)	$436,995

At June 30, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month and six month periods ending June 30, 2019 or 2018. Securities owned by King, totaling $12.4 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

A summary of securities available for sale by contractual maturity follows:

(In thousands)	Amortized cost	Fair value

Due within 1 year	$132,158	$132,133
Due after 1 year but within 5 years	56,040	56,033
Due after 5 years but within 10 years	7,157	7,232
Due after 10 years	95,078	96,583
Mortgage backed securities - government agencies	131,447	131,598
Total securities available for sale	$421,880	$423,579

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

Securities with a carrying value of $336.5 million and $355.1 million were pledged at June 30, 2019 and December 31, 2018, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits, and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

(In thousands)	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$—	$—	$57,505	$(319)	$57,505	$(319)
Mortgage-backed securities - government agencies	—	—	82,088	(787)	82,088	(787)
Obligations of states and political subdivisions	—	—	6,485	(6)	6,485	(6)

Total temporarily impaired securities	$—	$—	$146,078	$(1,112)	$146,078	$(1,112)

December 31, 2018
Government sponsored enterprise obligations	96,740	(38)	149,320	(3,313)	246,060	(3,351)
Mortgage-backed securities - government agencies	3,108	(5)	120,848	(3,748)	123,956	(3,753)
Obligations of states and political subdivisions	814	(1)	17,639	(187)	18,453	(188)

Total temporarily impaired securities	$100,662	$(44)	$287,807	$(7,248)	$388,469	$(7,292)

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2019 and December 31, 2018. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Less than 12 months” category above.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 61 and 117 separate investment positions as of June 30, 2019 and December 31, 2018, respectively. Because management does not intend to sell the securities, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the anticipated credit losses.

Federal Home Loan Bank of Cincinnati (“FHLB”) stock is an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. Impairment is evaluated on an annual basis in the fourth quarter. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and leases

Composition of loans, net of deferred fees and costs, by loan portfolio class follows:

(In thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$860,085	$833,524
Construction and development, excluding undeveloped land(1)	222,632	225,050
Undeveloped land	35,169	30,092

Real estate mortgage:
Commercial investment	696,421	588,610
Owner occupied commercial	452,719	426,373
1-4 family residential	338,957	276,017
Home equity - first lien	46,012	49,500
Home equity - junior lien	67,948	70,947
Subtotal: Real estate mortgage	1,602,057	1,411,447

Consumer	43,937	48,058
Total loans(2)	$2,763,880	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers totaled $53.7 million and $52.7 million, as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes loans acquired in the King acquisition based upon valuation method:

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(In thousands)	receivable	amount	amount	fair value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and development	10,764	—	43	10,807
Raw Land	7,974	—	43	8,017
Real estate mortgage:
Commercial real estate	84,219	—	(408)	83,811
1-4 family residential	50,556	—	322	50,878
Home equity - first lien	196	—	3	199
Home equity - junior lien	679	—	5	684
Subtotal: Real estate mortgage	135,650	—	(78)	135,572

Consumer	1,528	—	(3)	1,525

Total loans ASC 310-20	164,165	—	(18)	164,147

Commercial and industrial
Construction and development	—	—	—	—
Raw Land	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
1-4 family residential	228	(228)	—	—
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total loans ASC 310 purchased- credit-impaired loans	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(18)	$164,147

Purchased-Credit-Impaired (“PCI”) Loans

The Bank acquired PCI loans on May 1, 2019 in its King acquisition and during the year ended December 31, 2012 in the TBOC acquisition. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Management utilized the following PCI criteria for the May 1, 2019 King acquisition:

●     Loans assigned a non-accretable mark

●     Loans classified as substandard, doubtful or loss

●     Loans classified as non-accrual when acquired

●     Loans past due 90 days or more when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans:

In thousands	June 30, 2019	December 31, 2018

Contractually-required principal	$1,864	$432
Non-accretable amount	(1,577)	—
Accretable amount	(57)	(68)
Carrying value of loans	$230	$364

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Balance, beginning of period	$(62)	$(95)	$(68)	$(106)
Transfers between non-accretable and accretable	—	—	—	—
Net accretion into interest income on loans, including loan fees	5	10	11	21
Generated from acquisition of King	—	—	—	—
Balance, end of period	$(57)	$(85)	$(57)	$(85)

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

Internally assigned risk grades of loans by loan portfolio class classification category follows:

(In thousands)				Substandard		Total
June 30, 2019	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$817,645	$23,907	$18,241	$292	$—	$860,085
Construction and development, excluding undeveloped land	222,632	—	—	—	—	222,632
Undeveloped land	35,169	—	—	—	—	35,169

Real estate mortgage:
Commercial investment	687,304	4,202	4,213	702	—	696,421
Owner occupied commercial	429,070	17,757	4,228	1,664	—	452,719
1-4 family residential	336,312	1,686	159	800	—	338,957
Home equity - first lien	46,012	—	—	—	—	46,012
Home equity - junior lien	67,236	224	18	470	—	67,948
Subtotal: Real estate mortgage	1,565,934	23,869	8,618	3,636	—	1,602,057

Consumer	43,937	—	—	—	—	43,937

Total	$2,685,317	$47,776	$26,859	$3,928	$—	$2,763,880

December 31, 2018

Commercial and industrial	$803,073	$11,516	$18,703	$232	$—	$833,524
Construction and development, excluding undeveloped land	220,532	4,200	—	318	—	225,050
Undeveloped land	29,618	—	—	474	—	30,092

Real estate mortgage:
Commercial investment	586,543	1,815	15	237	—	588,610
Owner occupied commercial	411,722	9,030	4,500	1,121	—	426,373
1-4 family residential	273,537	1,544	162	774	—	276,017
Home equity - first lien	49,500	—	—	—	—	49,500
Home equity - junior lien	70,437	249	19	242	—	70,947
Subtotal: Real estate mortgage	1,391,739	12,638	4,696	2,374	—	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,493,020	$28,354	$23,399	$3,398	$—	$2,548,171

The following table presents the activity in the allowance by loan portfolio class:

	Type of loan
		Construction
		and development,
Three months ended	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, April 1, 2019	$11,762	$1,884	$662	$12,001	$155	$26,464
Provision (credit)	92	(74)	(61)	10	33	-
Charge-offs	—	—	—	(13)	(148)	(161)
Recoveries	4	—	—	32	77	113
Balance, June 30, 2019	$11,858	$1,810	$601	$12,030	$117	$26,416

		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, April 1, 2018	$10,638	$2,020	$482	$10,707	$356	$24,203
Provision (credit)	2,008	(82)	19	(795)	85	1,235
Charge-offs	(530)	—	—	—	(117)	(647)
Recoveries	2	—	—	2	78	82
Balance, June 30, 2018	$12,118	$1,938	$501	$9,914	$402	$24,873

	Type of loan
		Construction
		and development,
Six months ended	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2019	$11,965	$1,760	$752	$10,681	$376	$25,534
Provision (credit)	(210)	(153)	(151)	1,310	(196)	600
Charge-offs	(3)	—	—	(13)	(244)	(260)
Recoveries	106	203	—	52	181	542
Balance, June 30, 2019	$11,858	$1,810	$601	$12,030	$117	$26,416

		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2018	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	2,769	214	(20)	(1,104)	111	1,970
Charge-offs	(1,939)	—	—	—	(236)	(2,175)
Recoveries	12	—	—	6	175	193
Balance, June 30, 2018	$12,118	$1,938	$501	$9,914	$402	$24,873

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

●

Construction and development, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment construction loans and commercial development projects. In most cases, construction loans require only interest to be paid during the construction period. Upon completion or stabilization, the construction loans generally convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing; to the extent such permanent financing is not being provided by Bancorp.

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. Underlying properties are generally located in Bancorp's primary market areas. A decline in the strength of the borrower or a weakened economy may have an effect on the credit quality of this type of loan. For owner occupied residential and owner-occupied commercial real estate, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants, and to a lesser extent the borrowers’ financial strength, once the project is stabilized. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected by increased vacancy rates, which in turn, will have an effect on credit quality and property values. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this loan category.

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

The following table presents the recorded investment in non-accrual loans:

(In thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$96	$192
Construction and development, excluding undeveloped land	—	318
Undeveloped land	—	474

Real estate mortgage:
Commercial investment	305	138
Owner occupied commercial	1,444	586
1-4 family residential	715	760
Home equity - first lien	—	—
Home equity - junior lien	470	143
Subtotal: Real estate mortgage	2,934	1,627
Consumer	—	—
Total non-accrual loans	$3,030	$2,611

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. TDRs occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider. Bancorp did not recognize new TDRs, nor did any TDRs default, in the three and six months periods ended June 30, 2019 and 2018. Detail of outstanding TDRs follows:

	June 30, 2019			December 31, 2018
(In thousands)		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
TDRs	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial	$23	$23	$—	$28	$28	$—
1-4 family residential	14	14	—	14	14	—

Total TDRs	$37	$37	$—	$42	$42	$—

As of June 30, 2019 formal foreclosure proceedings were in process on 1-4 family residential mortgage loans with a total recorded investment of $795 thousand, as compared with $528 thousand as of December 31, 2018.

The following tables present the balance in the recorded investment in loans and allowance for loans by portfolio loan class and based on impairment evaluation method:

(In thousands)	Loans				Allowance

June 30, 2019	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$119	$859,966	$—	$860,085	$23	$11,835	$—	$11,858
Construction and development, excluding undeveloped land	—	222,632	—	222,632	—	1,810	—	1,810
Undeveloped land	—	35,169	—	35,169	—	601	—	601
Real estate mortgage	2,948	1,599,109	—	1,602,057	14	12,016	—	12,030
Consumer	—	43,937	—	43,937	—	117	—	117

Total	$3,067	$2,760,813	$—	$2,763,880	$37	$26,379	$—	$26,416

(In thousands)	Loans				Allowance

December 31, 2018	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$220	$833,304	$—	$833,524	$28	$11,937	$—	$11,965
Construction and development, excluding undeveloped land	318	224,732	—	225,050	—	1,760	—	1,760
Undeveloped land	474	29,618	—	30,092	—	752	—	752
Real estate mortgage	1,641	1,409,806	—	1,411,447	14	10,667	—	10,681
Consumer	—	48,058	—	48,058	—	376	—	376

Total	$2,653	$2,545,518	$—	$2,548,171	$42	$25,492	$—	$25,534

The following tables present loans individually evaluated for impairment by loan portfolio class:

	As of			Three months ended		Six months ended
	June 30, 2019			June 30, 2019		June 30, 2019

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$96	$96	$—	$144	$—	$160	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	106	—
Undeveloped land	—	—	—	—	—	158	—

Real estate mortgage
Commercial investment	306	306	—	311	—	254	—
Owner occupied commercial	1,444	1,882	—	1,455	—	1,165	—
1-4 family residential	715	715	—	779	—	773	—
Home equity - first lien	—	-	—	—	—	—	—
Home equity - junior lien	469	469	—	462	—	356	—
Subtotal: Real estate mortgage	2,934	3,372	—	3,007	—	2,548	—

Consumer	—	—	—	—	—	—	—
Subtotal	$3,030	$3,468	$—	$3,151	$—	$2,972	$—

Impaired loans with an allowance:
Commercial and industrial	$23	$23	$23	$24	$—	$26	$1
Construction and development, excluding undeveloped land	—	—	—	—	—	—	—
Undeveloped land	—	—	—	—	—	—	—

Real estate mortgage
Commercial investment	—	—	—	—	—	—	—
Owner occupied commercial	—	—	—	—	—	—	—
1-4 family residential	14	14	14	14	—	14	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—	—	—
Subtotal: Real estate mortgage	14	14	14	14	—	14	—

Consumer	—	—	—	—	—	—	—
Subtotal	$37	$37	$37	$38	$—	$40	$1

Total:
Commercial and industrial	$119	$119	$23	$168	$—	$186	$1
Construction and development, excluding undeveloped land	—	—	—	—	—	106	—
Undeveloped land	—	—	—	—	—	158	—

Real estate mortgage
Commercial investment	306	306	—	311	—	254	—
Owner occupied commercial	1,444	1,882	—	1,455	—	1,165	—
1-4 family residential	729	729	14	793	—	787	—
Home equity - first lien	—	—	—	-	—	-	—
Home equity - junior lien	469	469	—	462	—	356	—
Subtotal: Real estate mortgage	2,948	3,386	14	3,021	—	2,562	—

Consumer	—	—	—	—	—	—	—
Total impaired loans	$3,067	$3,505	$37	$3,189	$—	$3,012	$1

	As of			Three months ended		Six months ended
	December 31, 2018			June 30, 2018		June 30, 2018

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$192	$707	$—	$225	$—	$531	$—
Construction and development, excluding undeveloped land	318	489	—	525	—	571	—
Undeveloped land	474	506	—	474	—	474	—

Real estate mortgage
Commercial investment	138	138	—	-	—	17	—
Owner occupied commercial	586	1,023	—	2,335	—	2,667	—
1-4 family residential	760	760	—	1,350	—	1,446	—
Home equity - first lien	—	-	—	-	—	-	—
Home equity - junior lien	143	143	—	17	—	22	—
Subtotal: Real estate mortgage	1,627	2,064	—	3,702	—	4,152	—

Consumer	—	—	—	46	—	30	—
Subtotal	$2,611	$3,766	$—	$4,972	$—	$5,758	$—

Impaired loans with an allowance:
Commercial and industrial	$28	$28	$28	$3,074	$—	$2,061	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	—	—
Undeveloped land	—	—	—	48	—	32	—

Real estate mortgage
Commercial investment	—	—	—	—	—	—	—
Owner occupied commercial	—	—	—	1,645	—	1,097	—
1-4 family residential	14	14	14	14	—	14	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—	—	—
Subtotal: Real estate mortgage	14	14	14	1,659	—	1,111	—

Consumer	—	—	—	—	—	—	—
Subtotal	$42	$42	$42	$4,781	$—	$3,204	$—

Total:
Commercial and industrial	$220	$735	$28	$3,299	$—	$2,592	$—
Construction and development, excluding undeveloped land	318	489	—	525	—	571	—
Undeveloped land	474	506	—	522	—	506	—

Real estate mortgage
Commercial investment	138	138	—	-	—	17	—
Owner occupied commercial	586	1,023	—	3,980	—	3,764	—
1-4 family residential	774	774	14	1,364	—	1,460	—
Home equity - first lien	—	—	—	-	—	-	—
Home equity - junior lien	143	143	—	17	—	22	—
Subtotal: Real estate mortgage	1,641	2,078	14	5,361	—	5,263	—

Consumer	—	—	—	46	—	30	—
Total impaired loans	$2,653	$3,808	$42	$9,753	$—	$8,962	$—

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the lives of certain loans.

The following table presents the aging of the recorded investment in loans by portfolio class:

							Recorded
(In thousands)				90 or more			investment
				days past due			> 90 days
		30-59 days	60-89 days	(includes all	Total	Total	and
June 30, 2019	Current	past due	past due	non-accrual)	past due	loans	accruing

Commercial and industrial	$858,853	$572	$391	$269	$1,232	$860,085	$173
Construction and development, excluding undeveloped land	222,632	—	—	—	—	222,632	—
Undeveloped land	35,169	—	—	—	—	35,169	—

Real estate mortgage:
Commercial investment	692,612	1	3,107	701	3,809	696,421	396
Owner occupied commercial	450,140	643	272	1,664	2,579	452,719	220
1-4 family residential	336,548	749	873	787	2,409	338,957	72
Home equity - first lien	45,963	49	—	—	49	46,012	—
Home equity - junior lien	67,408	70	—	470	540	67,948	—
Subtotal: Real estate mortgage	1,592,671	1,512	4,252	3,622	9,386	1,602,057	688

Consumer	43,901	9	27	—	36	43,937	—

Total	$2,753,226	$2,093	$4,670	$3,891	$10,654	$2,763,880	$861

December 31, 2018

Commercial and industrial	$832,923	$197	$200	$204	$601	$833,524	$12
Construction and development, excluding undeveloped land	224,732	—	—	318	318	225,050	—
Undeveloped land	29,552	66	—	474	540	30,092	—

Real estate mortgage:
Commercial investment	586,884	1,382	107	237	1,726	588,610	99
Owner occupied commercial	421,143	2,732	1,377	1,121	5,230	426,373	535
1-4 family residential	274,547	374	336	760	1,470	276,017	—
Home equity - first lien	49,321	179	—	—	179	49,500	—
Home equity - junior lien	70,467	182	56	242	480	70,947	99
Subtotal: Real estate mortgage	1,402,362	4,849	1,876	2,360	9,085	1,411,447	733

Consumer	48,058	—	—	—	—	48,058	—

Total	$2,537,627	$5,112	$2,076	$3,356	$10,544	$2,548,171	$745

(5)	Goodwill and Intangible Assets

Goodwill, recorded on the acquisition date of an entity, represents $12.1 million related to the May 1, 2019 King acquisition and $682 thousand related to the 1996 purchase of a bank in southern Indiana. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The goodwill balance at June 30, 2019 relates entirely to the Commercial Banking segment of Bancorp. GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of December 31 of each year or more often as situations dictate. At December 31, 2018, Bancorp’s Commercial Banking reporting unit had positive equity and Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, Bancorp did not complete the two-step impairment test as of December 31, 2018.

Changes in the carrying value of goodwill follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$682	$682	$682	$682
Goodwill acquired	12,144	—	12,144	—
Impairment	—	—	—	—
Balance at end of period	$12,826	$682	$12,826	$682

The Company recorded core deposit intangible assets of $1.5 million and $2.5 million in association with its May 1, 2019 King and 2013 TBOC acquisitions, respectively.

Details regarding the King acquisition are discussed in the Acquisitions footnote. Changes in the net carrying amount of core deposit intangibles follow:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,015	$1,182	$1,056	$1,225
Core deposit intangible acquired	1,519	—	1,519	—
Amortization	(73)	(43)	(114)	(86)

Balance at end of period	$2,461	$1,139	$2,461	$1,139

Mortgage servicing rights (“MSRs”), a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at June 30, 2019 and December 31, 2018 were $2.9 million and $3.6 million, respectively.

Total outstanding principal balances of loans serviced for others were $325.1 million and $327.9 million at June 30, 2019, and December 31, 2018, respectively.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,070	$861	$1,022	$875
Additions for mortgage loans sold	134	74	214	95
Amortization	(36)	(37)	(68)	(72)

Balance at end of period	$1,168	$898	$1,168	$898

(6)	Income Taxes

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

In April 2019, the Kentucky legislature passed HB458 allowing banks and their holding companies to be combined together for Kentucky tax return filings. The combined filing will allow Bancorp’s holding company net operating losses to offset against net revenue generated by The Bank and reduce Bancorp’s tax liability. Bancorp recorded s state tax benefit associated with this change of $2.4 million in the second quarter of 2019, or approximately $0.11 per diluted share for the three and six month periods ended June 30, 2019.

Components of income tax expense (benefit) from operations follow:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Current income tax expense:
Federal	$3,772	$3,426	$6,498	$5,862
State	189	182	330	310
Total current income tax expense	3,961	3,608	6,828	6,172

Deferred income tax expense (benefit) :
Federal	224	(421)	789	46
State	(3,155)	(28)	(4,768)	(7)
Total deferred income tax expense	(2,931)	(449)	(3,979)	39
Change in valuation allowance	—	—	20	—
Total income tax expense	$1,030	$3,159	$2,869	$6,211

An analysis of the difference between statutory and effective income tax rates follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Kentucky state income tax enactments	(14.1)	—	(10.7)	—
Excess tax benefits from stock-based compensation arrangements	(0.4)	(1.2)	(1.1)	(1.5)
Increase in cash surrender value of life insurance	(0.6)	(1.2)	(0.9)	(0.6)
Tax credits	(0.7)	(0.7)	(0.7)	(0.5)
Tax exempt interest income	(0.3)	(0.5)	(0.3)	(0.5)
State income taxes, net of federal benefit	0.8	0.7	0.8	0.7
Other, net	0.2	0.8	0.1	0.1
Effective income tax rate	5.9%	18.9%	8.2%	18.7%

Currently, state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels, and are recorded as other non-interest expense. See comment above regarding recent changes in Kentucky tax law.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2019 and December 31, 2018, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2015.

(7)	Deposits

The composition of the Bank’s deposits follows:

(In thousands)	June 30, 2019	December 31, 2018

Non-interest bearing demand deposits	$777,652	$711,023

Interest bearing deposits:
Interest bearing demand	824,324	892,867
Savings	171,471	155,007
Money market	675,221	688,744

Time deposits of $250 thousand or more	71,952	55,182
Other time deposits(1)	362,833	291,533
Total time deposits	434,785	346,715

Total interest bearing deposits	2,105,801	2,083,333

Total deposits	$2,883,453	$2,794,356

(1)	Includes $29.8 million in brokered deposits as of both June 30, 2019 and December 31, 2018.

Deposits totaling $125.5 million were acquired on May 1, 2019, associated with the King acquisition.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2019, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding balance at end of period	$33,809	$36,094
Weighted average interest rate at end of period	0.31%	0.24%

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average outstanding balance during the period	$39,969	$61,993	$38,755	$66,609
Average interest rate during the period	0.28%	0.21%	0.28%	0.20
Maximum outstanding at any month end during the period	$43,160	$60,801	$43,160	$74,725

(9)	Federal Home Loan Bank Advances

Bancorp had outstanding 58 separate advances totaling $84.3 million as of June 30, 2019, as compared with 14 separate advances totaling $48.2 million as of December 31, 2018. As a result of the King acquisition, Bancorp assumed 46 advances totaling $43.3 million, with maturities ranging from 2019 to 2028. These advances were discounted to fair value as of the acquisition date. See the acquisition footnote for details. As of June 30, 2019, for 16 advances totaling $51 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	June 30, 2019		December 31, 2018
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2019	$30,850	2.42%	$30,000	2.54%
2020	20,390	2.38	1,691	2.23
2021	2,561	2.46	215	2.12
2023	579	1.01	—	—
2024	2,131	2.36	2,240	2.36
2025	4,192	2.42	4,626	2.42
2026	8,470	1.95	8,185	1.99
2027	8,771	1.75	—	—
2028	6,335	2.38	1,220	1.49

Total	$84,279	2.28%	$48,177	2.39%

FHLB advances are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral pledge agreement and FHLB stock. Bancorp views these advances to be an effective alternative to brokered deposits to fund loan growth. At June 30, 2019, and December 31, 2018, the amount of available credit from the FHLB totaled $484.0 million, and $537.0 million, respectively. Bancorp also had $105 million in federal funds lines available from correspondent banks at both June 30, 2019, and December 31, 2018.

(10)	Other Comprehensive Income (Loss)

The following tables illustrate activity within the balances in accumulated other comprehensive income (“OCI”) by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
Three months ended June 30, 2019	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance, beginning of period	$(2,536)	$234	$(211)	$(2,513)
Net current period other comprehensive income (loss)	3,827	(248)	—	3,579
Balance, end of period	$1,291	$(14)	$(211)	$1,066

Three months ended June 30, 2018
Balance, beginning of period	$(5,995)	$544	$(393)	$(5,844)
Net current period other comprehensive income (loss)	(1,279)	79	—	(1,200)
Balance, end of period	$(7,274)	$623	$(393)	$(7,044)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
Six months ended June 30, 2019	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance, beginning of period	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	6,621	(422)	9	6,208
Balance, end of period	$1,291	$(14)	$(211)	$1,066

Six months ended June 30, 2018
Balance, beginning of period	$(1,781)	$193	$(342)	$(1,930)
Net current period other comprehensive income (loss)	(4,997)	389	—	$(4,608)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)
Balance, end of period	$(7,274)	$623	$(393)	$(7,044)

(11)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(12)	Net Income Per Share

The following table reflects, for the three months ended June 30, 2019 and 2018, net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$16,543	$13,579	$32,184	$26,983

Weighted average shares outstanding - basic	22,689	22,625	22,675	22,601
Dilutive securities	260	342	273	358
Weighted average shares outstanding- diluted	22,949	22,967	22,948	22,959

Net income per share, basic	$0.73	$0.60	$1.42	$1.19
Net income per share, diluted	0.72	0.59	1.40	1.17

Stock appreciation rights (“SARs”) excluded from the earnings per share calculation because their impact was antidilutive follows:

	Three		Six
	months ended		months ended
(In thousands)	June 30,		June 30,
	2019	2018	2019	2018
Antidilutive SARs	200	93	200	93

These shares while antidilutive, could however, be dilutive to earnings per share (“EPS”) in the future.

(13)	Defined Benefit Plan

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

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500 thousand shares for issuance under the plan. As of June 30, 2019, there were 505 thousand shares available for future awards.

Stock Options – Bancorp had no stock options outstanding as of June 30, 2019 and December 31, 2018.

SARs – SARs granted have a vesting schedule of 20% per year and expire 10 years after the grant date unless forfeited due to employment termination.

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2019	2018

Dividend yield	2.54%	2.56%
Expected volatility	20.39%	20.17%
Risk free interest rate	2.52%	2.96%
Expected life of SARs (in years)	7.2	7.0

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

Restricted stock awards (“RSAs”) – RSAs granted to officers vest over 5 years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

Grants of performance stock units (“PSUs”) – PSUs vest based upon service and a 3-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a 1 year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.1%, 4.3% and 5.1% for 2019, 2018, and 2017, respectively.

Grants of restricted stock units (“RSUs”) – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

Bancorp utilized cash of $272 thousand during the first six months of 2019 for the purchase of shares upon the vesting of RSUs. This compares with cash used of $155 thousand during the first six months of 2018 for the purchase of shares.

In the first quarter of 2019, Bancorp awarded 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $330 thousand.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2019
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$86	$306	$83	$518	$993
Deferred tax benefit	(18)	(65)	(17)	(109)	(209)
Total net expense	$68	$241	$66	$409	$784

	Three months ended June 30, 2018
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$77	$275	$62	$798	$1,212
Deferred tax benefit	(16)	(58)	(13)	(167)	(254)
Total net expense	$61	$217	$49	$631	$958

	Six months ended June 30, 2019
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$170	$599	$164	$923	$1,856
Deferred tax benefit	(36)	(126)	(34)	(194)	(390)
Total net expense	$134	$473	$130	$729	$1,466

	Six months ended June 30, 2018
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$150	$551	$124	$1,210	$2,035
Deferred tax benefit	(32)	(116)	(26)	(253)	(427)
Total net expense	$118	$435	$98	$957	$1,608

As of June 30, 2019, Bancorp has $7.4 million of unrecognized stock-based compensation expense estimated to be recorded as follows:

(In thousands) Year ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2019	$175	$599	$166	$999	$1,939
2020	306	1,049	2	1,325	2,682
2021	248	830	—	466	1,544
2022	193	559	—	—	752
2023	118	308	—	—	426
2024	11	25	—	—	36
Total estimated expense	$1,051	$3,370	$168	$2,790	$7,379

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(In thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2018	704	$14.02	-	$40.00	$19.51	$12,923	$3.47	5.1
Granted	100	35.90	-	39.32	37.75	—	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	—		-		-	—	—
Outstanding, December 31, 2018	731	$14.02	-	$40.00	$22.42	$8,422	$3.82	5.2

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.82
Granted	53	36.65	-	38.18	37.01	—	6.24
Exercised	(47)	14.02	-	22.96	17.16	830	3.62
Forfeited	—		-		-	—	—
Outstanding, June 30, 2019	737	$14.02	-	$40.00	$23.79	$9,505	$4.01	5.0

Vested and exercisable	525	$14.02	-	$40.00	$19.20	$8,975	$3.38	3.5
Unvested	212	22.96	-	40.00	35.14	530	5.58	8.5
Outstanding, June 30, 2019	737	$14.02	-	$40.00	$23.79	$9,505	$4.01	5.0

Vested at June 30, 2019	79	$19.37	-	$40.00	$27.39	$740	$4.55

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(In thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2018	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares released	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Unvested at January 1, 2019	110	$32.09
Shares awarded	39	34.88
Restrictions lapsed and shares released	(39)	28.70
Shares forfeited	—	—
Unvested at June 30, 2019	110	$34.32

Expected shares to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2017	3	$35.66	61,893
2018	3	31.54	71,932
2019	3	32.03	43,602

(15)	Commitments and Contingent Liabilities

As of June 30, 2019 and December 31, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, such as unused commitments or lines of credit and commitments made to lend in the future, which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

(In thousands)	June 30, 2019	December 31, 2018
Commercial and Industrial	$381,824	$309,920
Construction - Commercial	224,641	163,314
Construction - Residential	15,631	16,050
Home Equity	154,030	147,907
Credit Cards	21,222	20,003
Overdrafts	21,777	21,751
Letters of credit	23,359	20,891
Other	43,572	33,369
Future loan commitments	213,687	101,399

Total off balance sheet commitments to extend credit	$1,099,743	$834,604

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2019 and December 31, 2018, Bancorp had accrued $350 thousand in other liabilities for inherent risks related to unfunded credit commitments.

Standby letters of credit and financial guarantees written are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support customer commercial transactions. Standby letters of credit generally have maturities of 1 to 2 years.

As of June 30, 2019, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

At June 30, 2019 and December 31, 2018, Bancorp’s securities available for sale portfolio and interest rate swaps were recorded at fair value on a recurring basis.

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

Carrying values of assets measured at fair value on a recurring basis follows:

(In thousands)	Fair value at June 30, 2019
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:
Government sponsored enterprise obligations	$268,015	$—	$268,015	$—
Mortgage backed securities - government agencies	131,598	—	131,598	—
Obligations of states and political subdivisions	23,966	—	23,966	—

Total Securities available for sale	423,579	—	423,579	—

Interest rate swaps	1,813	—	1,813	—

Total assets	$425,392	$—	$425,392	$—

Liabilities

Interest rate swaps	$1,849	$—	$1,849	$—

(In thousands)	Fair value at December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:
Government sponsored enterprise obligations	$261,039	$—	$261,039	$—
Mortgage backed securities - government agencies	146,277	—	146,277	—
Obligations of states and political subdivisions	29,679	—	29,679	—

Total Securities available for sale	436,995	—	436,995	—

Interest rate swaps	1,035	—	1,035	—

Total assets	$438,030	$—	$438,030	$—

Liabilities

Interest rate swaps	$543	$—	$543	$—

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three and six months ended June 30, 2019, there were no transfers between Levels 1, 2, or 3.

Bancorp had nofinancial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2019 or December 31, 2018.

Discussion of assets measured at fair value on a non-recurring basis follows:

Mortgage Servicing Rights – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2019 and December 31, 2018, there was novaluation allowance for the mortgage servicing rights, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for June 30, 2019 or December 31, 2018.

Impaired loans - Collateral-dependent impaired loans generally reflect partial charge-downs to their respective fair value, which is commonly based on recent real estate appraisals or other sources of valuations based upon the underlying collateral. Also, fair value is calculated as the carrying value of loans with a specific valuation allowance, less the specific valuation allowance. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of June 30, 2019, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $389 thousand, and the specific allowance totaled $37 thousand, resulting in a fair value of $352 thousand, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $967 thousand, and the specific allowance allocation totaling $42 thousand, resulting in a fair value of $925 thousand at December 31, 2018. Losses represent charge offs and changes in specific allowances for the periods indicated.

Other real estate owned (“OREO”) - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the following table, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At June 30, 2019 and December 31, 2018, carrying value of all other real estate owned was $563 thousand and $1.0 million, respectively.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at June 30, 2019				Losses recorded:
					Three months	Six months
					ended	ended
	Total	Level 1	Level 2	Level 3	June 30, 2019	June 30, 2019
Impaired loans	$352	$—	$—	$352	$—	$—
Other real estate owned	239	—	—	239	—	—

(In thousands)	Fair value at December 31, 2018				Losses recorded:
					Three months	Six months
					ended	ended
	Total	Level 1	Level 2	Level 3	June 30, 2018	June 30, 2018
Impaired loans	$925	$—	$—	$925	$304	$1,419
Other real estate owned	239	—	—	239	—	—

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

June 30, 2019
	Fair	Valuation	Unobservable	(weighted
(Dollars in thousands)	value	technique	inputs	average)

Impaired loans - collateral dependent	$352	Appraisal	Appraisal discounts	10.0%
Other real estate owned	239	Appraisal	Appraisal discounts	22.0

December 31, 2018
	Fair	Valuation	Unobservable	(weighted
(Dollars in thousands)	value	technique	inputs	average)

Impaired loans - collateral dependent	$925	Appraisal	Appraisal discounts	9.9%
Other real estate owned	1,018	Appraisal	Appraisal discounts	12.2

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
June 30, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$116,039	$116,039	$116,039	$—	$—
Mortgage loans held for sale	3,922	4,023	—	4,023	—
Federal Home Loan Bank stock	11,316	11,316	—	11,316	—
Loans, net	2,737,464	2,749,157	—	—	2,749,157
Accrued interest receivable	9,633	9,633	9,633	—	—

Liabilities
Non-interest bearing deposits	777,652	777,652	777,652	—	—
Transaction deposits	1,671,016	1,671,016	—	1,671,016	—
Time deposits	434,785	436,451	—	436,451	—
Securities sold under agreement to repurchase	33,809	33,809	—	33,809	—
Federal funds purchased	12,012	12,012	—	12,012	—
FHLB advances	84,279	84,505	—	84,505	—
Accrued interest payable	1,008	1,008	1,008	—	—

(In thousands)	Carrying
December 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$198,939	$198,939	$198,939	$—	$—
Mortgage loans held for sale	1,675	1,743	—	1,743	—
Federal Home Loan Bank stock	10,370	10,370	—	10,370	—
Loans, net	2,522,637	2,508,587	—	—	2,508,587
Accrued interest receivable	8,360	8,360	8,360	—	—

Liabilities
Non-interest bearing deposits	711,023	711,023	711,023	—	—
Transaction deposits	1,736,618	1,736,618	—	1,736,618	—
Time deposits	346,715	345,273	—	345,273	—
Securities sold under agreement to repurchase	36,094	36,094	—	36,094	—
Federal funds purchased	10,247	10,247	—	10,247	—
FHLB advances	48,177	47,227	—	47,227	—
Accrued interest payable	762	762	762	—	—

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

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements for the first six months of 2019 were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

At June 30, 2019 and December 31, 2018, Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollars in thousands)	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Notional amount	$60,607	$55,505	$60,607	$55,505
Weighted average maturity (years)	7.4	8.0	7.4	8.0
Fair value	$1,813	$519	$1,835	$543

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	June 30, 2019	December 31, 2018
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(37)	$193
20,000	12/6/2020	US 3 Month LIBOR	1.79%	23	323
$30,000			1.82%	$(14)	$516

(19)	Regulatory Matters

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$400,314	12.67%	$252,821	8.00%	NA	NA
Bank	392,705	12.45	252,265	8.00	$315,331	10.00%

Common equity tier 1 risk-based capital
Consolidated	373,548	11.82	142,212	4.50	NA	NA
Bank	365,939	11.60	141,899	4.50	204,965	6.50

Tier 1 risk-based capital (1)
Consolidated	373,548	11.82	189,616	6.00	NA	NA
Bank	365,939	11.60	189,198	6.00	252,265	8.00

Leverage (2)
Consolidated	373,548	10.91	136,955	4.00	NA	NA
Bank	365,939	10.70	136,784	4.00	170,980	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$396,019	13.91%	$227,714	8.00%	NA	NA
Bank	385,637	13.56	227,462	8.00	$284,327	10.00%

Common equity tier 1 risk-based capital
Consolidated	370,135	13.00	128,089	4.50	NA	NA
Bank	359,753	12.65	127,947	4.50	184,813	6.50

Tier 1 risk-based capital (1)
Consolidated	370,135	13.00	170,785	6.00	NA	NA
Bank	359,753	12.65	170,596	6.00	227,462	8.00

Leverage (2)
Consolidated	370,135	11.33	130,698	4.00	NA	NA
Bank	359,753	11.02	130,569	4.00	163,211	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.
NA	Not applicable. Regulatory framework does not define well capitalized for holding companies.

(20)	Segments

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $12.8 million, of which $682 thousand relates to a bank acquisition in 1996, and $12.1 million resulted from the King acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment.

Selected financial information by business segment for the three and six month periods ended June 30, 2019 and 2018 follows:

		Wealth
	Commercial	Management
(In thousands)	Banking	and Trust	Total Company

Three months ended June 30, 2019
Net interest income	$30,690	$84	$30,774
Provision	—	—	—
Wealth management and trust services	—	5,662	5,662
All other non-interest income	6,601	—	6,601
Non-interest expenses	22,297	3,167	25,464
Income before income tax expense	14,994	2,579	17,573
Income tax expense	471	559	1,030
Net income	$14,523	$2,020	$16,543

Segment assets	$3,462,105	$1,718	$3,463,823

Three months ended June 30, 2018
Net interest income	$28,612	$62	$28,674
Provision	1,235	—	1,235
Wealth management and trust services	—	5,344	5,344
All other non-interest income	6,091	—	6,091
Non-interest expenses	18,938	3,198	22,136
Income before income tax expense	14,530	2,208	16,738
Income tax expense	2,644	515	3,159
Net income	$11,886	$1,693	$13,579

Segment assets	$3,321,948	$1,892	$3,323,840

		Wealth
	Commercial	management
(In thousands)	Banking	and Trust	Total Company

Six months ended June 30, 2019
Net interest income	$60,271	$160	$60,431
Provision	600	—	600
Wealth management and trust services	—	11,101	11,101
All other non-interest income	12,224	—	12,224
Non-interest expenses	41,903	6,200	48,103
Income before income tax expense	29,992	5,061	35,053
Income tax expense	1,771	1,098	2,869
Net income	$28,221	$3,963	$32,184

Segment assets	$3,462,105	$1,718	$3,463,823

Six months ended June 30, 2018
Net interest income	$55,850	$133	$55,983
Provision	1,970	—	1,970
Wealth management and trust services	—	10,844	10,844
All other non-interest income	11,500	—	11,500
Non-interest expenses	36,798	6,365	43,163
Income before income tax expense	28,582	4,612	33,194
Income tax expense	5,210	1,001	6,211
Net income	$23,372	$3,611	$26,983

Segment assets	$3,321,948	$1,892	$3,323,840

(21)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2019			Three months ended June 30, 2018
(Dollars in thousands)	Commercial	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$5,662	$5,662	$—	$5,344	$5,344
Deposit service charges	1,336	—	1,336	1,447	—	1,447
Debit and credit card income	2,168	—	2,168	1,689	—	1,689
Treasury management fees	1,202	—	1,202	1,113	—	1,113
Mortgage banking income(1)	796	—	796	746	—	746
Net investment product sales commissions and fees	364	—	364	397	—	397
Bank owned life insurance(1)	184	—	184	191	—	191
Other(2)	551	—	551	508	—	508
Total non-interest income	$6,601	$5,662	$12,263	$6,091	$5,344	$11,435

	Six months ended June 30, 2019			Six months ended June 30, 2018
(Dollars in thousands)	Commercial	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$11,101	$11,101	$—	$10,844	$10,844
Deposit service charges	2,583	—	2,583	2,858	—	2,858
Debit and credit card income	3,912	—	3,912	3,197	—	3,197
Treasury management fees	2,359	—	2,359	2,160	—	2,160
Mortgage banking income(1)	1,278	—	1,278	1,322	—	1,322
Net investment product sales commissions and fees	720	—	720	801	—	801
Bank owned life insurance(1)	362	—	362	378	—	378
Other(2)	1,010	—	1,010	784	—	784
Total non-interest income	$12,224	$11,101	$23,325	$11,500	$10,844	$22,344

(1) Outside of the scope of ASC 606

Revenue sources within the scope of ASC 606 are discussed below:

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Trust fees receivable as of June 30, 2019 were $2.1 million compared with $1.9 million as of December 31, 2018.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market value and are assessed, collected, and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $257 and $261 thousand, for the six month periods ended June 30, 2019, and 2018 respectively.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the first six months of 2019.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

(22)	Leases

Bancorp has operating leases for various branch locations with terms remaining from 3 months to 14 years, some of which include options to extend the leases in 5 year increments. Options reasonably expected to be exercised are included in determination of the right of use asset. Bancorp elected the practical expedient to expense short-term lease expense associated with leases with original terms 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in others assets and other liabilities, respectively, on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

(In thousands)

Balance Sheet	June 30, 2019

Operating lease right-of-use assets	$16,056	included in premises and equipment
Operating lease liabilities	17,373	included in other liabilities

Weighted average remaining lease term (in years)	12.42
Weighted average discount rate	3.61%

Maturities of lease liabilities:
One year or less	$1,949
Year 2	1,929
Year 3	1,919
Year 4	1,955
Year 5	1,935
Greater than 5 years	11,870
Total lease payments	$21,557
Less imputed interest	4,184
Total	$17,373

(In thousands)	Three months ended	Six months ended
Income Statement	June 30, 2019	June 30, 2019

Components of lease expense:
Operating lease cost	$489	$997
Variable lease cost	24	63
Less sublease income	13	27
Total lease cost	$500	$1,033

(In thousands)	Six months ended
Cash flow Statement	June 30, 2019

Supplemental cash flow information:
Operating cash flows from operating leases	$694

As of June 30, 2019 Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results and operations for Stock Yards Bancorp, Inc. (“Holding Company”), and its wholly-owned subsidiary, Stock Yards Bank & Trust Company (“Bank”) for the three and six months ended June 30, 2019 and compares these periods with the same periods of the previous year. All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collectively referred to as “Bancorp” or the “Company.”

As a result of its acquisition of King, Bancorp, Inc. on May 1, 2019, Bancorp became the 100% successor owner of King Bancorp Statutory Trust I (“KBST”), an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the trust-preferred securities at the par amount of approximately $3.6 million on June 17, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying notes presented in Part 1 Item 1 “Financial Statements.”

Stock Yards Bancorp, Inc. is a financial holding company headquartered in Louisville, Kentucky.

The Bank, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio Metropolitan Statistical Areas (“MSAs”) through 43 full service banking center locations.

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

Acquisition of King Bancorp, Inc. and its wholly-owned subsidiary King Southern Bank (“King”)

On May 1, 2019, Bancorp completed its acquisition of King Bancorp Inc., and its wholly-owned subsidiary King Southern Bank (collectively referred to as “King”), for $28 million in cash. The acquisition expands the Company’s market area into nearby Nelson County, Kentucky, while expanding the customer base in Louisville, Kentucky. At May 1, 2019, King reported approximately $192 million in total assets, approximately $164 million in loans, and approximately $126 million in deposits.

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million for the three and six months ended June 30, 2019. Net income from the King acquisition is expected to be accretive to Bancorp’s overall operating results on a quarterly basis going forward.

Issued but Not Yet Effective Accounting Standards Updates (“ASUs”)

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

Business Segment Overview

As of June 30, 2019, Bancorp was divided into two reportable segments: Commercial Banking and Wealth Management & Trust (“WM&T”):

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses through commercial lending, retail lending, deposit services, treasury management services, private banking, online banking, mobile banking, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer.

WM&T, with over $3 billion in assets under management (“AUM”), provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets in which Bancorp operates.

Summary - Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Three months ended June 30, (In thousands, except per share data)	2019	2018	$ Change	% Change

Net income	$16,543	$13,579	$2,964	21.8%
Diluted earnings per share	$0.72	$0.59	$0.13	22.0%
Annualized return on average assets	1.93%	1.74%	19 bps	10.9%
Annualized return on average equity	17.40%	15.94%	146 bps	9.2%

Six months ended June 30, (In thousands, except per share data)	2019	2018	$ Change	% Change

Net income	$32,184	$26,983	$5,201	19.3%
Diluted earnings per share	$1.40	$1.17	$0.23	19.7%
Annualized return on average assets	1.93%	1.75%	18 bps	10.3%
Annualized return on average equity	17.25%	16.05%	120 bps	7.5%

Overview of six months ended June 30, 2019 compared with same period in 2018

Bancorp completed the first six months of 2019 with record net income of $32.2 million, a 19.3% increase over the comparable period in 2018. The increase is primarily due to higher net interest income driven by year-over-year average loan growth, higher non-interest income led by WM&T and debit and credit card income, and a lower effective income tax rate resulting from Kentucky tax law changes. Diluted earnings per share for the first six months of 2019 were $1.40, compared to $1.17 for the first six months of 2018.

Key factors affecting Bancorp’s results for the six months ended June 30, 2019 included:

●

Average loans increased $115.4 million, or 4.7%, year over year as a result of strong loan production and the May 1, 2019 King acquisition, contributing to a 16.6% increase in interest income. Total average deposits increased 9.8% to support loan growth, reflecting strong growth in time deposits and the impact of the King acquisition;

●	Net interest income increased $4.4 million or 7.9% for the six months ended June 30, 2019, due largely to a $8.4 million increase in interest income earned on loans;
●	Net interest margin rose 1 basis point compared with the same period of 2018 as interest income stemming from asset growth offset increased interest expense resulting from deposit rate increases;
●

Credit quality metrics remained sound, including net loan loss recoveries for the first six months of 2019, leading to reduced provision for loan and lease losses (“provision”) of $600 thousand, as compared with $2.0 million for the comparable 2018 period;

●	WM&T, buoyed by a strong second quarter market and new business generation, achieved 2.4% revenue growth year over year;

●	Card income and treasury management fees, bolstered by increased volume and usage, continued to stand out as diversifying non-interest revenue streams; and
●	Bancorp’s effective income tax rate declined to 8.2% for the six months ended June 30, 2019 based on changes made to Kentucky state tax law during the first and second quarters of 2019.

Net interest income increased $4.4 million, or 7.9%, for the first six months of 2019, as compared with the same period in 2018. Net interest margin increased to 3.85% for the first six months of 2019, compared with 3.84% for the same period of 2018. Increasing average rates earned on interest earning assets, along with the impact of increased volumes of loans and short-term investments contributed to higher interest income for the first six months of 2019, as interest income increased $10.2 million, or 16.6%, over the same period in 2018. Average earning asset growth attributable to the May 1, 2019 King acquisition totaled $56 million for the six-month comparison period. Higher long-term borrowing costs assumed in the King acquisition, along with a shift in deposits from non-interest bearing accounts to interest bearing accounts resulted in an increase in interest expense of $5.8 million. Interest paying liabilities assumed as part of the King acquisition contributed $47.1 million of the total $149.6 million average interest bearing liabilities growth for the six month comparison. The average balance of time deposits increased $144.8 million, or 61.2% in the first six months of 2019, as compared with the same period in 2018, as a result primarily of targeted marketing campaigns initiated in 2018 to support loan growth and add liquidity to the balance sheet. The corresponding cost of time deposits increased from 0.86% for the first six months of 2018 to 1.93% for the same period in 2019.

For the six-month period ended June 30, 2019, Bancorp recorded a $600 thousand provision, compared with $2.0 million for the same period in 2018. The provision represents a charge to earnings necessary to maintain an allowance that, in management’s estimation, is adequate to provide coverage for the inherent losses on outstanding loans. The provision reflects many factors including trends in the portfolio, as well as changes in quantitative and qualitative factors. Reflecting continued strong credit quality metrics, and net recoveries of $282 thousand in the first six months of 2019, the allowance to total loans was 0.96% as of June 30, 2019, compared with 0.96% as of June 30, 2018. In management’s opinion, the allowance remained adequate to cover potential losses within the portfolio.

Total non-interest income for the first six months of 2019 increased $981 thousand, or 4.4%, compared with the same period in 2018. Non-interest income comprised 27.9% of total revenues, defined as net interest income and non-interest income, as compared with 28.5% for the same period in 2018. Bancorp’s WM&T services comprised 47.6% of Bancorp’s non-interest income. Debit and credit card revenue, as a result of increasing transaction volumes and incentives paid by the credit card processor, increased $715 thousand, or 22.4% in the first six months of 2019, as compared with the same period in 2018. Treasury management fees, a steadily growing source of revenue for Bancorp, increased $199 thousand, or 9.2%, in the first half of 2019, as compared with the first half of 2018. These items offset declines of $275 thousand, and $81 thousand, for deposit service charges and investment product sales commissions and fees, respectively, for the first six months of 2019, as compared with 2018.

Total non-interest expense in the first six months of 2019 increased $4.9 million, or 11.4%, compared with the same period in 2018. Increases in compensation, technology and communication, legal and professional fees, and other expenses drove the increase. Costs associated with the King acquisition recognized during 2019 totaled $1.3 million approximately, or $0.05 net income per diluted share, and were spread primarily between compensation and legal and professional fees. Bancorp's efficiency ratio, reflecting the one-time transaction costs associated with the King acquisition recognized in the first six months of 2019 was 57.36%, as compared with 54.98% in the same period in 2018.

Bancorp recorded income tax expense of $2.9 million for the first six months of 2019, compared to $6.2 million for the same period in 2018.  The effective rate for the corresponding six month periods was 8.2% and 18.7%, respectively.  The decrease in the effective tax rate from 2018 to 2019 related primarily to Kentucky state tax law changes as discussed below:

●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first six months of 2019.  While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200 thousand per year beginning in 2021.

●

In April 2019, the Kentucky legislature passed HB458 allowing banks and their holding companies to be combined together for Kentucky tax return filings beginning in 2021. The combined filing will allow Bancorp’s Holding Company net operating losses to offset against net revenue generated by The Bank and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit associated with this change of $2.4 million in the second quarter of 2019, or approximately $0.11 per diluted share for the first six months of 2019.

The ratio of stockholder’s equity to total assets was 11.24% as of June 30, 2019, as compared with 11.10% at December 31, 2018, and 10.40% at June 30, 2018. Total equity increased $22.9 million in the first six months of 2019, as net income of $32.2 million was offset by dividends declared of $11.6 million and stock repurchases totaling $5.8 million. Bancorp’s ratio of tangible common equity (“TCE”) to total tangible assets was 10.85% as of June 30, 2019, compared with 11.05% at December 31, 2018, and 10.35% at June 30, 2018, with the decline attributable to the KSB acquisition. TCE, (a non-U.S. Generally Accepted Accounting Principle (“GAAP”) measure), is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. See the Non-GAAP Financial Measures section for details on reconcilement to GAAP measures.

Results of Operations

Net income of $16.5 million for the three months ended June 30, 2019 increased $3.0 million, or 21.8%, from $13.6 million for the comparable 2018 period. Basic net income per share was $0.73 for the second quarter of 2019, an increase of 21.7% from the $0.60 for the second quarter of 2018. Net income per share on a diluted basis was $0.72 for the second quarter of 2019, an increase of 22.0% from the $0.59 for the same period in 2018. See Note 12 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.93% and 17.40%, respectively, for the second quarter of 2019, compared with 1.74% and 15.94%, respectively, for the same period in 2018.

Net income of $32.2 million for the six months ended June 30, 2019 increased $5.2 million, or 19.3%, from $27.0 million for the comparable 2018 period. Basic net income per share was $1.42 for the first six months of 2019, an increase of 19.3% from the $1.19 for the same period of 2018. Net income per share on a diluted basis was $1.40 for the first half of 2019, an increase of 19.7% from the $1.17 for the same period in 2018. See Note 12 for additional information related to net income per share.

Annualized return on average assets and annualized return on average stockholders’ equity were 1.93% and 17.25%, respectively, for the six months ended June 30, 2019, compared with 1.75% and 16.05%, respectively, for the same period in 2018.

Net Interest Income

The following tables present average balance sheets for the three and six month periods ended June 30, 2019 and 2018 along with the related calculation of tax-equivalent net interest income, net interest margin and net interest spread for the related periods. See the notes following the tables for further explanation.

	Three months ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing due from banks	$137,130	$830	2.43%	$36,985	$163	1.77%
Mortgage loans held for sale	3,794	43	4.55	2,975	44	5.93
Securities available for sale:
Taxable	410,201	2,395	2.34	358,637	1,996	2.23
Tax-exempt	25,190	162	2.58	42,732	288	2.70
FHLB stock	10,590	151	5.72	8,925	109	4.90
Loans, net of unearned income	2,658,036	33,442	5.05	2,523,450	29,489	4.69

Total earning assets	3,244,941	37,023	4.58	2,973,704	32,089	4.33

Less allowance for loan losses	27,190			24,433
	3,217,751			2,949,271
Non-earning assets:
Cash and due from banks	43,955			40,607
Premises and equipment, net	64,238			42,000
Accrued interest receivable and other assets	110,231			100,616

Total assets	$3,436,175			$3,132,494

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$843,768	$1,408	0.67%	$792,193	$839	0.42%
Savings deposits	169,883	109	0.26	158,561	61	0.15
Money market deposits	689,954	2,079	1.21	657,230	1,206	0.74
Time deposits	409,163	2,056	2.02	238,746	568	0.95
Total interest bearing deposits	2,112,768	5,652	1.07	1,846,730	2,674	0.58
Securities sold under agreements to repurchase	39,969	28	0.28	61,993	33	0.21
Federal funds purchased and other short term borrowings	11,774	64	2.18	88,180	394	1.79
FHLB advances	72,923	424	2.33	48,929	229	1.88
Subordinated debt	1,497	26	6.97	—	—	—

Total interest bearing liabilities	2,238,931	6,194	1.11	2,045,832	3,330	0.65
Non-interest bearing liabilities:
Non-interest bearing demand deposits	754,592			701,642
Accrued interest payable and other liabilities	61,382			43,383
Total liabilities	3,054,905			2,790,857

Stockholders’ equity	381,270			341,637

Total liabilities and stockholder's equity	$3,436,175			$3,132,494
Net interest income		$30,829			$28,759
Net interest spread			3.47%			3.68%
Net interest margin			3.81%			3.88%

	Six months ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	balances	Interest	rate	balances	Interest	rate

Earning assets:
Federal funds sold and interest bearing due from banks	$129,701	$1,563	2.43%	$53,991	$431	1.61%
Mortgage loans held for sale	2,766	80	5.83	2,539	79	6.27
Securities available for sale:
Taxable	410,018	4,806	2.36	365,935	4,024	2.22
Tax-exempt	26,480	337	2.57	43,558	583	2.70
FHLB stock	10,392	308	5.98	8,310	219	5.31
Loans, net of unearned income	2,593,712	65,014	5.05	2,478,305	56,590	4.60

Total earning assets	3,173,069	72,108	4.58	2,952,638	61,926	4.23

Less allowance for loan losses	26,662			24,746
	3,146,407			2,927,892
Non-earning assets:
Cash and due from banks	42,810			40,298
Premises and equipment, net	63,083			41,945
Accrued interest receivable and other assets	101,872			101,672

Total assets	$3,354,172			$3,111,807

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$852,347	$2,811	0.67%	$804,810	$1,462	0.37%
Savings deposits	163,504	205	0.25	156,594	117	0.15
Money market deposits	683,767	4,054	1.20	671,883	2,159	0.65
Time deposits	381,358	3,648	1.93	236,577	1,013	0.86
Total interest bearing deposits	2,080,976	10,718	1.04	1,869,864	4,751	0.51
Securities sold under agreements to repurchase	38,755	53	0.28	66,609	67	0.20
Federal funds purchased and other short term borrowings	11,602	124	2.16	57,391	483	1.70
FHLB advances	60,512	645	2.15	49,087	464	1.91
Subordinated debt	752	26	6.97	—	—	—

Total interest bearing liabilities	2,192,597	11,566	1.06	2,042,951	5,765	0.57

Non-interest bearing liabilities:
Non-interest bearing demand deposits	724,896			685,873
Accrued interest payable and other liabilities	60,481			43,866
Total liabilities	2,977,974			2,772,690

Stockholders’ equity	376,198			339,117

Total liabilities and stockholder's equity	$3,354,172			$3,111,807
Net interest income		$60,542			$56,161
Net interest spread			3.52%			3.66%
Net interest margin			3.85%			3.84%

Notes to the average balance and interest rate tables:

●

Average balances for loans include the principal balance of non-accrual loans, as well as all loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. Participation loans averaged $10.0 million and $17.1 million, respectively, for the three month periods ended June 30, 2019 and 2018, and $10.2 million and $17.6 million, respectively for the six month periods ended June 30, 2019 and 2018.

●

Interest income on a fully tax equivalent basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a fully tax equivalent basis using a federal income tax rate of 21% for 2019 and 2018. Approximate tax equivalent adjustments to interest income were $55 thousand and $85 thousand, respectively, for the three month periods ended June 30, 2019 and 2018, and $111 thousand and $178 thousand for the respective six month periods ended June 30, 2019 and 2018.

●

Interest income includes loan fees of $295 thousand and $297 thousand for the three months ended June 30, 2019, and 2018, respectively, and $776 thousand and $514 thousand for the respective six month periods ended June 30, 2019 and 2018.

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

Net interest spread and net interest margin were 3.47% and 3.81%, respectively, for the second quarter of 2019, and 3.68% and 3.88%, respectively, for the second quarter of 2018. Net interest margin was challenged in the second quarter of 2019 primarily due to the following:

●

While the Company has not aggressively pursued deposits since mid-2018, nor has it significantly raised rates, it has become more rate sensitive as deposit balances have migrated from non-interest bearing accounts to interest bearing accounts.

●	Asset yields were impacted by the downward trending of the overall rate environment, as fixed rate loan pricing and LIBOR based loans were impacted.
●	The second quarter 2018 margin was elevated by prepayment fees collected, with a much lighter impact experienced in the second quarter of 2019.
●	The King portfolio mix of earning assets and interest bearing liabilities had a slightly negative impact on margin overall.

Fully taxable equivalent net interest income of $30.8 million for the three months ended June 30, 2019 increased $2.1 million, or 7.2%, from $28.8 million for the same period in 2018. Fully taxable equivalent interest income increased $4.9 million or 15.4% for the second quarter of 2019, as compared with the second quarter of 2018, due primarily to increased average loan balances stemming from loan growth fueled by record loan production and the King acquisition, as well as increased rates earned on loans. Wall Street Journal Prime interest rate was 50 to 75 basis points (“bps”) higher for much of the first half of 2019, as compared with 2018, which benefited short-term loan and investment pricing. Taxable securities, and federal funds sold and interest bearing due from banks average balances also increased in the first half of 2019, as compared with 2018, as a result of Bancorp deploying excess liquidity into short-term investments, which earned higher yields year over year. In total, average earning assets increased $271.2 million or 9.1% to $3.2 billion for the three month period ended June 30, 2019, as compared with the same period in 2018, with the average rate on earnings assets increasing 25 bps to 4.58%. Earning assets resulting from the King acquisition averaged $119.6 million, and yielded 5.28% for the three months ended June 30, 2019.

Interest expense increased due primarily to rising deposit costs, growth in interest bearing demand deposits and time deposits, and deposits assumed in the King acquisition. While the Company has not aggressively pursued deposits since mid-2018, nor has it significantly raised rates, deposit balances migrated from non-interest bearing accounts to interest bearing accounts during the period. Average interest bearing liabilities increased $193.0 million, or 9.4%, to $2.2 billion for the three month period ended June 30, 2019, as compared with the same period in 2018. Average interest bearing liabilities resulting from the King acquisition totaled $93.8 million in the second quarter. Growth in average interest bearing deposits was partially offset by declines in securities sold under agreements to repurchase (“SSUARs”). The average cost of interest bearing liabilities increased 46 bps to 1.11% for the second quarter of 2019, as compared with the second quarter of 2018. Bancorp increased rates paid on money market accounts in the first half of 2018 in addition to launching a marketing campaign promoting certificate of deposit accounts. Costs of money market deposit accounts and time deposits increased 47 bps, and 107 bps, respectively, in the second quarter of 2019, as compared with the same period in 2018. The average balance of securities sold under agreements to repurchase (“SSUARs”) decreased $22.0 million, or 35.5%, as customers migrated from lower yielding collateralized products to higher yielding non-collateralized deposits.

Fully taxable equivalent net interest income of $60.5 million for the six months ended June 30, 2019 increased $4.4 million, or 7.8%, from $56.2 million for the same period in 2018. Positive effects of increased average balances on loans, resulting primarily from strong second quarter loan growth coupled with loans added in the King acquisition, and increased balances and rates on other earning assets, were partially offset by the negative effect of increasing rates for all funding sources. Interest earning assets and interest bearing liabilities increased $220.4 million, or 7.5%, and $149.6 million, or 7.3%, respectively, for the six month periods ended June 30, 2019 and June 30, 2018. Net interest spread and net interest margin were 3.52% and 3.85%, respectively, for the first six months of 2019 and 3.66% and 3.84%, respectively, for the first six months of 2018.

Going forward, yield curve inversion could pose a significant challenge if loans were to be originated and repriced at a relatively low five-year portion of the treasury yield curve, while deposits and other funding sources priced or re-priced based upon a higher short end of the curve.

The Federal Reserve Bank (“FRB”) reduced the federal funds rate 25 bps in late July, with the prime lending rate experiencing a corresponding 25 bps decrease. Bancorp’s strategy in response to the rate reduction is to reduce deposit rates in order to fully offset the loss in revenue. Future rate decreases could have a negative impact on net interest margin, as additional reductions in deposit rates may not be sufficient to offset the potential loss in revenue.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one year forecast. The simulation model is designed to reflect dynamics of interest earning assets and interest bearing liabilities. By estimating effects of interest rate fluctuations, the model can approximate interest rate risk exposure. This simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual or expected results.

The June 30, 2019 simulation analysis, which shows minimal interest rate sensitivity, indicates that increases in interest rates of 100 to 200 basis points would have a positive effect on net interest income, and decreases of 100 to 200 basis points in interest rates would have a negative effect on net interest income. The mix of assets and liabilities acquired in the King transaction slightly increased Bancorp’s exposure to falling rates. The overall minimal increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 basis point rate scenarios, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2019	-10.14%	-1.37%	3.01%	6.03%

Approximately 60% of Bancorp’s loan portfolio has fixed rates with 40% priced at variable rates. Bancorp’s variable rate loans are above their floors and will reprice as rates change.

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

Provision for Loan and Lease Losses

The provision reflects results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations, and qualitative factors. Bancorp recorded provision of $0 and $600 thousand for the three and six month periods ended June 30, 2019, respectively, as compared with $1.2 million and $2.0 million for the same periods in 2018. The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans. The provision reflects many factors including trends in the portfolio, as well as changes in quantitative and qualitative factors. Continued strong credit metrics and net recoveries of $282 thousand for the first six months of 2019 resulted in an allowance to total loans of 0.96% as of June 30, 2019, compared with 0.96% as of June 30, 2018. In management’s opinion, the allowance remained adequate to cover potential losses within the portfolio.

Key indicators of loan quality remained consistent with the prior year with the exception of increased classified balances, defined as other assets especially mentioned (“OAEM”), substandard, and non-performing loans, which increased $23.4 million during the first half of 2019, as compared with December 31, 2018. The increase was concentrated in OAEM loans, as two commercial relationships, which were well-secured, moved from the Watch category into OAEM. Consistent with Bancorp’s methodology, the historical look-back period was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio, and captures the effects of a full economic cycle. Based on the look-back period extension, the allowance level increased approximately $2.0 million for 2019. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in the Company’s Annual Report on Form 10-K.

Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, increased to $3.9 million at June 30, 2019 from $3.4 million at December 31, 2018, while decreasing $3.5 million from $7.4 million at June 30, 2018. Bancorp considers the present asset quality metrics to be exceptional; however, recognizing the cyclical nature of the lending business, this trend is expected to normalize over the long term.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the metropolitan areas of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at June 30, 2019 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

An analysis of the changes in the allowance and selected ratios follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Balance at the beginning of the period	$26,464	$24,203	$25,534	$24,885
Provision	—	1,235	600	1,970
Total charge-offs	161	647	260	2,175
Total recoveries	(113)	(82)	(542)	(193)
Total net loan charge-offs (recoveries)	48	565	(282)	1,982
Balance at the end of the period	$26,416	$24,873	$26,416	$24,873
Average loans, net of unearned income	$2,658,036	$2,523,450	$2,593,712	$2,478,305

Provision to average loans (1)	0.00%	0.05%	0.02%	0.08%
Net loan charge-offs (recoveries) to average loans (1)	0.00%	0.02%	(0.01)%	0.08%
Allowance to average loans	0.99%	0.99%	1.02%	1.00%
Allowance to total loans	0.96%	0.96%	0.96%	0.96%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. One significant commercial and industrial loan relationship totaling $1.3 million was charged off to its net realizable value in the first quarter of 2018, which resulted in increased net charge offs for the six month period ending June 30, 2018. The increase in the allowance in the second quarter of 2019 as compared with the same period in 2018 was mainly due to qualitative considerations and net recoveries of $282 thousand.

An analysis of net charge-offs (recoveries) by loan portfolio segment follows:

	Three months		Six months
(In thousands)	ended June 30,		ended June 30,
	2019	2018	2019	2018

Commercial and industrial	$(4)	$528	$(103)	$1,927
Construction and development, excluding undeveloped land	—	—	(203)	—
Undeveloped land	—	—	—	—
Real estate mortgage - commercial investment	(1)	—	(1)	(2)
Real estate mortgage - owner occupied commercial	—	—	(20)	—
Real estate mortgage - 1-4 family residential	(17)	—	(17)	—
Home equity	(1)	(2)	(1)	(4)
Consumer	71	39	63	61
Total net loan charge-offs (recoveries)	$48	$565	$(282)	$1,982

Non-interest Income and Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,

(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Non-interest income:
Wealth management and trust services	$5,662	$5,344	$318	6.0%	$11,101	$10,844	$257	2.4%
Deposit service charges	1,336	1,447	(111)	(7.7)	2,583	2,858	(275)	(9.6)
Debit and credit card income	2,168	1,689	479	28.4	3,912	3,197	715	22.4
Treasury management fees	1,202	1,113	89	8.0	2,359	2,160	199	9.2
Mortgage banking income	796	746	50	6.7	1,278	1,322	(44)	(3.3)
Net investment product sales commissions and fees	364	397	(33)	(8.3)	720	801	(81)	(10.1)
Bank owned life insurance	184	191	(7)	(3.7)	362	378	(16)	(4.2)
Other	551	508	43	8.5	1,010	784	226	28.8
Total non-interest income	$12,263	$11,435	$828	7.2%	$23,325	$22,344	$981	4.4%
Non-interest expenses:
Compensation	$12,715	$11,703	$1,012	8.6%	$24,516	$22,673	$1,843	8.1%
Employee benefits	2,908	2,512	396	15.8	5,550	5,145	405	7.9
Net occupancy and equipment	1,976	1,811	165	9.1	3,834	3,629	205	5.6
Technology and communication	1,848	1,685	163	9.7	3,621	3,315	306	9.2
Debit and credit card processing	631	579	52	9.0	1,218	1,145	73	6.4
Marketing and business development	903	805	98	12.2	1,528	1,451	77	5.3
Postage, printing, and supplies	410	400	10	2.5	816	791	25	3.2
Legal and professional	1,523	504	1,019	202.2	2,057	997	1,060	106.3
FDIC insurance	248	238	10	4.2	486	480	6	1.3
Amortization/impairment of investment in tax credit partnerships	52	58	(6)	(10.3)	104	58	46	79.3
Capital and deposit based taxes	967	862	105	12.2	1,871	1,714	157	9.2
Other	1,283	979	304	31.1	2,502	1,765	737	41.8
Total non-interest expenses	$25,464	$22,136	$3,328	15.0%	$48,103	$43,163	$4,940	11.4%

Non-interest income – WM&T

The largest component of non-interest income is WM&T revenue. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust assets under management totaled $3.07 billion at June 30, 2019, a 7.6% increase compared with $2.85 billion at June 30, 2018, and a 11.0% increase from $2.76 billion at December 31, 2018. AUM are stated at market value. WM&T revenue, which represents approximately 46.2% of non-interest income, increased $318 thousand, or 6.0%, and $257 thousand, or 2.4%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018 consistent with increased new business generation and strong market performance for the quarter.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise over 97% of the WM&T revenue, increased $225 thousand, or 4.3% and $142 thousand or 1.3%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018. Some revenues of the WM&T department, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees increased $93 thousand or 103.3% and $115 thousand or 59.5% for the respective three and six month periods ended June 30, 2019, as compared with the same time periods of 2018. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Trust Assets Under Management by Account Type
	June 30, 2019		June 30, 2018
(In thousands)	Managed	Non- managed (1)	Managed	Non- managed (1)
Investment advisory accounts	$1,263,348	$20,251	$1,118,499	$18,121
Personal trust accounts	562,655	89,794	561,701	80,723
Personal individual retirement acounts	394,429	2,632	360,046	1,802
Corporate retirement accounts	48,073	397,708	49,548	394,067
Foundation and endowment accounts	216,789	1,247	196,268	-

Total accounts	$2,485,294	$511,632	$2,286,062	$494,713
Custody and safekeeping accounts	—	71,402	—	70,875

	$2,485,294	$583,034	$2,286,062	$565,588
Total managed and non-managed assets	$3,068,328		$2,851,650

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

The table above provides information regarding AUM by WM&T. This table demonstrates that as of June 30, 2019:

•     Approximately 81% of AUM are actively managed.

•     Corporate retirement plan accounts consist primarily of participant directed assets.

•     The amount of custody and safekeeping accounts is insignificant, and

•     The majority of managed assets are in investment advisory, personal trust, and agency accounts.

	June 30,
(In thousands)	2019	2018

Interest bearing deposits	$129,561	$95,387
US Treasury and government agency obligations	56,083	47,574
State, county and municipal obligations	134,268	140,372
Money market mutual funds	4,461	7,670
Equity mutual funds	603,308	580,199
Other mutual funds - fixed, balanced, and municipal	307,068	302,400
Other notes and bonds	175,014	142,123
Common and preferred stocks	949,410	844,004
Real estate mortgages	342	361
Real estate	50,001	51,124
Other miscellaneous assets (1)	75,778	74,848

Total managed assets	$2,485,294	$2,286,062

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

The table above presents data regarding WM&T managed assets by class of investment. Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations. This table demonstrates that as of June 30, 2019:

•	The composition of managed assets is divided approximately 62% in equities and 38% in fixed income securities, and this composition is relatively consistent from period to period, and
•	WM&T has no proprietary mutual funds.

Fiduciary and Related Trust Services Income
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018

Investment advisory accounts	$2,246	$2,070	$4,377	$4,149
Personal trust accounts	1,894	1,864	3,698	3,782
Personal individual retirement accounts	931	869	1,821	1,742
Corporate retirement accounts	316	361	643	740
Foundation and endowment accounts	140	134	273	285
Custody and safekeeping accounts	30	30	61	86
Brokerage and insurance services	13	7	38	30
Other	92	9	190	30

Total WM&T services	$5,662	$5,344	$11,101	$10,844

The table above provides information regarding fee income earned by Bancorp’s WM&T department. It demonstrates that WM&T fee revenue is earned most significantly from personal trust and investment advisory accounts. Fees are based on AUM and tailored for individual accounts and/or relationships. WM&T uses a fee structure that is tailored based on account type and other factors. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual retirement accounts (“IRAs”), and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. All fees are based on the market value of each account and are tiered based on account size, with larger relationships paying a lower percentage of AUM in fees. Fees are agreed upon at the time the account is opened and these and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Additional sources of non-interest income

Deposit service charges decreased $111 thousand, or 7.7%, and $275 thousand, or 9.6%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018. Service charge income is driven by transaction volume, which can fluctuate from period to period. Both the quarterly and year-to-date decreases are consistent with the decline in fees earned on overdrawn checking accounts. While management expects this source of revenue to slowly decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions, the decline is anticipated to be less significant than what was experienced in the first half of 2019.

Debit and credit card revenue increased $479 thousand, or 28.4%, and $715 thousand, or 22.4%, for the respective three and six month periods ended June 30, 2019, as compared with the same periods in 2018. The increases in both the three and six month comparisons reflected increased volume resulting from continued growth in the customer base. Volume, which is dependent on customer behavior and new accounts, is expected to continue to increase. Credit card interchange income increased $184 thousand, or 52.17%, and debit card interchange and ancillary fees increased $295 thousand or 22.0%, in the second quarter of 2019, as compared with the same period in 2018. Second quarter 2019 debit card revenue included a non-recurring fee of $176 thousand from its card processor for reaching activity incentive thresholds. For the first six months of 2019, credit card interchange income increased $328 thousand, or 48.8%, and debit card interchange and ancillary fees increased $387 thousand or 15.3%, as compared with the same period in 2018.

Treasury management fees primarily consists of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp including increases in the second quarter of 2019 of $89 thousand or 8.0%, and $199 thousand, or 9.2%, for the first six months of 2019, as compared with the same periods in 2018. Bancorp continues to expect growth in this income category in 2019 based upon an expanding customer base, as more existing customers take advantage of these services.

Mortgage banking income primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market, primarily to the Federal National Mortgage Association (“FNMA”). Interest rates on the loans sold to FNMA are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. The department offers conventional, Veterans Administration (“VA”) and Federal Housing Authority (“FHA”) financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $50 thousand, or 6.7%, while decreasing $44 thousand, or 3.3%, for the respective three and six month periods ended June 30, 2019, as compared with the same periods in 2018. Transaction volume increased in the second quarter of 2019, as declining mortgage rates resulted in increased refinancing activity. Bancorp anticipates refinancing activity to continue to increase into the third quarter provided mortgage rates continue to decline.

Net investment product sales commissions and fees decreased $33 thousand, or 8.3%, and $81 thousand, or 10.1%, respectively, for the quarterly and six month periods ended June 30, 2019, as compared with the same periods in 2018. The decreases correspond primarily to overall brokerage volume, as market volatility has somewhat discouraged investment activity in 2019. Brokerage commissions and fees earned consist primarily of stock, bond and mutual fund sales, as well as wrap fees on accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department.

Bank owned life insurance (“BOLI”) assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. Income related to BOLI decreased $7 thousand, or 3.7%, and $16 thousand, or 4.2%, respectively, for the three and six month periods ended June 30, 2019 as compared with the same time periods in 2018, as a result of lower crediting rates on investments.

Other non-interest income increased $43 thousand, or 8.5%, for the second quarter of 2019, as compared with the same period in 2018, and $226 thousand, or 28.8%, for the first six months of 2019, as compared with the same period in 2018. In the first quarter of 2019 Bancorp recognized income of $126 thousand related to incentive received to relocate a banking center location and recorded income of $130 thousand in the second quarter of 2019 related to a historic tax-credit investment tax distribution. The impact of King on non-interest income has been and is expected to continue to be nominal in 2019.

Non-interest expenses

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $1.0 million, or 8.6%, and $1.8 million, or 8.1%, respectively, for the quarterly and six-month periods ended June 30, 2019, as compared with the same periods in 2018. Non-recurring severance and employee retention expenses resulting from the King acquisition totaled $437 thousand for the three and six month periods ended June 30, 2019. Personnel additions related to Bancorp’s growth, including the King acquisition drove the remainder of the increase. At June 30, 2019, Bancorp had 615 full-time equivalent employees including 28 employees added from the King acquisition, as compared with 581 at June 30, 2018.

Employee benefits consists of all personnel related expense not included in compensation, with the most significant items being health insurance, payroll taxes, and retirement plan contributions. Employee benefits increased $396 thousand, or 15.8%, and $405 thousand, or 7.9%, respectively for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018. Increased 401K match contributions, higher health insurance claims paid by the Company, and higher employee recruiting costs resulted in the increases. King acquisition related one-time employee benefit expenses totaled $57 thousand for the three and six month periods ended June 30, 2019.

Net occupancy and equipment expense increased $165 thousand, or 9.1%, and $205 thousand, or 5.6%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018. Bancorp added five branch locations in the King acquisition, which impacted this category beginning in May 2019, adding $80 thousand of additional expense for the three and six month periods ended June 30, 2019. Bancorp expect to divest of three acquired branch locations in Louisville during the third quarter of 2019 due to their proximity to existing Bancorp branches. This category primarily includes rent, depreciation, and maintenance, variances for which were not individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense.

Technology and communications expense increased $163 thousand, or 9.7%, and $306, or 9.2%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018 due largely to increases in computer infrastructure upgrades and maintenance costs.  These expenses include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security, and internal resources. King related one-time technology and communication expenses totaled $104 thousand for the three and six month periods ended June 30, 2019.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth. Debit and credit card processing expense increased $52 thousand, or 9.0%, and $73 thousand, or 6.4%, for the three month and six month periods ended June 30, 2019, respectively, as compared with the same periods in 2018, as a result of a growing customer base and increased transaction volume.

Marketing and business development expenses include all costs associated with promoting Bancorp, community investment, retaining customers, and acquiring new business. Marketing and business development expenses increased $98 thousand, or 12.2%, in the second quarter of 2019, as compared with the second quarter of 2018. Marketing and business development expenses increased $77 thousand, or 5.3%, for the six months ended June 30, 2019. The 2019 increases were largely due to increased community support expenses, which can fluctuate between periods due to the nature and timing of the expense, but is expected to trend to historical annual levels over the remainder of 2019.

Postage, printing and supplies expenses increased $10 thousand, or 2.5%, and $25 thousand, or 3.2%, in the respective three and six month periods ended June 30, 2019, as compared with the same time periods in 2018, primarily due to the King acquisition.

Legal and professional fees increased $1.0 million to $1.5 million for the second quarter of 2019 from $504 thousand in the second quarter of 2018. Legal and professional fees increased $1.1 million to $2.1 million for the first half of 2019 from $997 thousand for the first six months of 2018. One-time costs associated with the King acquisition totaled nearly $900 thousand for the three and six month periods ended June 30, 2019. Additional costs associated with consulting engagements also contributed to the period increases.

FDIC insurance expense was flat quarter over quarter and year over year. The assessment is calculated by the FDIC, and any fluctuation in expense is directly related to changes in Bancorp’s balance sheet.

Amortization/impairment of investments in tax credit partnerships was flat in the second quarter of 2019 as compared with the second quarter of 2018, while increasing slightly year-to-date as compared with the same time period in 2018. Bancorp did not record any expense in the first quarter of 2018. Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit compared with related expenses results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. See the Income Taxes section below for details on amortization and income tax impact for these credits.

Other non-interest expenses increased $304 thousand, or 31.1%, and $737 thousand, or 41.8%, respectively, for the three and six month periods ended June 30, 2019, as compared with the same periods in 2018. The quarterly and year-to-date increases were primarily attributed to the following:

●	Quarterly
o	Director compensation increased $88 thousand.
o	Rewards expense tied to Bancorp’s growing credit card program increased $87 thousand.
o	Core deposit intangible amortization increased $30 thousand as a result of the King acquisition

●	Year-to-date
o	Director compensation increased $221 thousand.
o	Rewards expense tied to Bancorp’s growing credit card program increased $140 thousand.
o	Expense related to bad debt collection increased $80 thousand.
o	Fraud related losses increased $76 thousand
o	Gain on sales of other real estate decreased $45 thousand
o	Core deposit intangible amortization increased $28 thousand as a result of the King acquisition.

Income Taxes

Bancorp recorded income tax expense of $1.0 million and $2.9 million, respectively, for the three and six month periods ended June 30, 2019, compared with $3.2 million and $6.2 million for the same periods in 2018.  The effective rate for the corresponding three and six month periods in 2019 were 5.9% and 8.2%, respectively, and 18.9% and 18.7%, respectively, for 2018  The decrease in the effective tax rate from 2018 to 2019 related primarily to two Kentucky state tax law changes.

In March 2019, Kentucky State legislation was enacted requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.  In April 2019,  an additional Kentucky tax law change was enacted allowing banks and their holding companies to be combined together for Kentucky tax return filings also beginning in 2021.  The combined filing will allow Bancorp’s Holding Company net operating losses to offset against net revenue generated by the Bank and reduce Bancorp’s tax liability. Bancorp recorded significant tax benefits associated with these changes in the first and second quarters of 2019.  During the first six months of 2019, Bancorp recognized a state deferred tax asset and corresponding state income tax benefit of $3.8 million, or approximately $0.16 per diluted share. See the income taxes footnote for more detail.

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

Financial Condition

Balance Sheet

Total assets increased $160.9 million to $3.5 billion as of June 30, 2019, from $3.3 million at December 31, 2018. Bancorp acquired assets totaling approximately $192 million on May 1, 2019 in connection with the King acquisition. In the first six months of 2019 increases in loans, premises and equipment, and other assets were offset by decreases in cash and cash equivalents, and available for sale securities. Gross loans increased $215.7 million, or 8.5%, including $160.5 million in loans acquired from King. Strong loan production in the second quarter and first six months of 2019 contributed to non-acquisition, or legacy, loan growth of $51.6 million or 2.0% for the six months ended June 30, 2019. Cash and cash equivalents decreased $82.9 million or 41.7%, as excess liquidity was used to fund loan growth and the King acquisition.  Securities available for sale decreased $13.4 million, or 3.1%, over the first six months of 2019, as maturing security cash flows were not reinvested but held in the form of short-term liquidity.  This decline was offset somewhat by market value improvement in the portfolio with net unrealized gains at June 30, 2019 of $1.7 million as compared with net unrealized losses of $6.7 million at December 31, 2018. Premises and equipment increased $20.3 million or 45.4%, primarily the result establishing a right of use lease asset upon adopting ASU 2016-02, Leases in the first quarter of 2019 and the addition of five King branches. Other assets increased $17.3 million or 36.8% as of June 30, 2019, as compared with December 31, 2018 due primarily to the recognition of $12.1 million in goodwill related to the King acquisition.

Total liabilities increased $138.0 million or 4.7% to $3.1 billion as of June 30, 2019, from $2.9 billion as of December 31, 2018. Liabilities assumed in the King acquisition totaled $176.6 million. Total deposits increased $89.1 million, or 3.2%, as $125.5 million in deposits assumed from the King transaction offset expected seasonal decreases in Bancorp’s non-interest bearing deposits, and interest bearing demand deposit accounts.  For the six month period ending June 30, 2019, non-interest bearing demand deposits increased $66.6 million, or 9.4%, while interest bearing deposits increased $22.5 million, or 1.1%. Securities sold under agreements to repurchase (“SSUAR”) decreased $2.3 million, or 6.3%, due to normal cyclical activity, and the continuation of customers migrating to higher-yielding, non-collateralized deposits. Federal funds purchased increased $1.8 million, or 17.2%, period to period, as Bancorp uses short-term lines of credit to manage its overall liquidity position. Federal Home Loan Bank (“FHLB”) advances increased $36.1 million, or 74.9%, as Bancorp retained the fixed rate long term advances that were held at King in connection with overall balance sheet funding. Other liabilities increased $13.1 million, or 28.0%, largely due to the adoption of ASU 2016-02, Leases, in the first quarter of 2019.

Loan Portfolio Composition

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$860,085	$833,524
Construction and development, excluding undeveloped land(1)	222,632	225,050
Undeveloped land	35,169	30,092

Real estate mortgage:
Commercial investment	696,421	588,610
Owner occupied commercial	452,719	426,373
1-4 family residential	338,957	276,017
Home equity - first lien	46,012	49,500
Home equity - junior lien	67,948	70,947
Subtotal: Real estate mortgage	1,602,057	1,411,447

Consumer	43,937	48,058
Total loans(2)	$2,763,880	$2,548,171

(1)	Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2)	Unaccreted discounts include accretable and non-accretable discounts and primarily relate to Bancorp's TBOC and King acquisitions in 2012,and 2019, respectively.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk.  For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp.  GAAP requires the participated portion of these loans to be recorded as secured borrowings.  These participated loans are included in the commercial and industrial and real estate mortgage loan portfolio segments with a corresponding liability recorded in other liabilities.  At June 30, 2019 and December 31, 2018, the total participated portions of loans of this nature were $9.9 million and $10.5 million, respectively.

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

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the June 30, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with those experienced in the preceding 12 months, and expansion of the historical look-back period from 32 quarters to 36 quarters. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of the lending business, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10-K.

As of June 30, 2019 the allowance was $26.4 million, a $882 thousand increase from the December 31, 2018 balance of $25.5 million.  For the comparative periods, the allowance as a percent of year-to-date average loans was 1.02% and 1.01%, respectively.  The allowance as a percent of period end loans, as of each period end, 0.96% and 1.00%, respectively. The allowance balance is reflective of continued strong credit metrics and net recoveries of $282 thousand for the first six months of 2019.  As of June 30, 2019, and December 31, 2018, the allowance remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018

Non-accrual loans(1)	$3,030	$2,611
Troubled debt restructurings	37	42
Loans past due 90 days or more and still accruing	861	745

Total non-performing loans	3,928	3,398

Other real estate owned	563	1,018

Total non-performing assets	$4,491	$4,416

Non-performing loans as a percentage of total loans	0.14%	0.13%
Non-performing assets as a percentage of total assets	0.13%	0.13%

(1) No TDRs previously accruing were transferred to non-accrual during the three and six month periods ending June 30, 2019. No TDRs were on non-accrual as of June 30, 2019 or December 31, 2018.

In total, non-performing assets as of June 30, 2019 were comprised of 26 loans, ranging in amount from $1 thousand to $528 thousand, two accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at June 30, 2019 included a 1-4 family residential property and a commercial real estate property.

The following table sets forth the major classifications of non-accrual loans:

(In thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$96	$192
Construction and development, excluding undeveloped land	—	318
Undeveloped land	—	474

Real estate mortgage
Commercial investment	305	138
Owner occupied commercial	1,444	586
1-4 family residential	715	760
Home equity - first lien	—	—
Home equity - junior lien	470	143
Subtotal: Real estate mortgage	2,934	1,627
Consumer	—	—

Total non-accrual loans	$3,030	$2,611

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of such funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available for sale, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits.  Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

Bancorp’s most liquid assets are comprised of cash and due from banks, available for sale marketable investment securities, federal funds sold and interest bearing due from accounts with banks.  Federal funds sold and interest bearing due from bank accounts totaled $64.8 million at June 30, 2019. These investments normally have overnight maturities and are used for general daily liquidity purposes.

Available for sale securities totaled $423.6 million, at June 30, 2019, with $132.1 million in securities expected to mature over the next 12 months.  Combined with federal funds sold and interest bearing due from bank accounts, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of the securities portfolio to secure public fund deposits, cash balances of certain WM&T accounts, and SSUAR. At June 30, 2019, total investment securities pledged for these purposes comprised 79.4% of the available for sale investment portfolio, leaving approximately $87.1 million of unpledged securities.

Bancorp has a significant base of non-maturity customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000 (excluding brokered deposits). At June 30, 2019, such deposits totaled $2.8 billion and represented 96.5% of Bancorp’s total deposits, as compared with $2.7 billion, or 97.0% of total deposits at December 31, 2018.  Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships they do not put significant pressure on liquidity.  As market conditions continue to improve, these balances may decrease, placing pressure on Bancorp’s liquidity position.  Bancorp began adding liquidity to the balance sheet in 2018 sheet through targeted certificate of deposit marketing campaigns.  The campaigns generated over $100 million in certificate of deposit growth in 2018.

As of June 30, 2019, and December 31, 2018, Bancorp had brokered deposits of $29.8 million.

Included in total deposit balances at June 30, 2019 is $157.4 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in the markets Bancorp operates within. As a result of property tax collections in the latter part of each year these accounts provide seasonal excess balances that originate with tax payments and decline leading into the subsequent tax season.  While this excess liquidity is maintained in low-yielding short-term investments and consequently negatively impacts net interest margin, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include the sales of SSUAR.  As a member of the FHLB of Cincinnati, Bancorp has access to credit products offered by the FHLB.  Bancorp views these borrowings as a low cost alternative to brokered deposits.  At June 30, 2019, available credit from the FHLB totaled $484.0 million, as compared with $537.0 million as of December 31, 2018.  Additionally, Bancorp had available federal funds purchased lines with correspondent banks totaling $105.0 million at both June 30, 2019, and December 31, 2018.

Bancorp’s principal source of cash is dividends paid to it as sole shareholder of the Bank.  At June 30, 2019, the Bank could pay up to $49.7 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.  The Bank paid the Holding Company a $28 million dividend in April, 2019, to consummate the acquisition of King and this did not significantly hamper the Bank’s ability to pay future dividends.

Capital Resources

At June 30, 2019, stockholders’ equity totaled $389.4 million, an increase of $22.9 million, or 6.2%, since December 31, 2018.  See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of changes in equity since 2018.  One component of equity is accumulated other comprehensive income (loss) which, for Bancorp, consists of net unrealized gains or losses on securities available for sale and hedging instruments, as well as a minimum pension liability, each net of income taxes. Accumulated other comprehensive income was $1.1 million at June 30, 2019 compared with a loss of $5.1 million on December 31, 2018. The fluctuation in other comprehensive income is reflective of the changing interest rate environment during 2019 and corresponding impact upon the valuation of Bancorp’s available for sale securities portfolio.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios:

	June 30,	December 31,
	2019	2018

Total risk-based capital(1)
Consolidated	12.67%	13.91%
Bank	12.45	13.56

Common equity tier 1 risk-based capital(1)
Consolidated	11.82	13.00
Bank	11.60	12.65

Tier 1 risk-based capital(1)
Consolidated	11.82	13.00
Bank	11.60	12.65

Leverage(2)
Consolidated	10.91	11.33
Bank	10.70	11.02

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

Banking regulators have categorized the Bank as well-capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 6.5% common equity tier 1 risk-based capital ratio, an 8.0% tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of common equity tier 1 risk-based capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 to 2019 on the following schedule: 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

Bancorp continues to exceed the regulatory requirements for total risk-based capital, common equity tier I risk-based capital, tier I risk-based capital and leverage capital. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity, a non-GAAP disclosure. Bancorp provides the tangible book value per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

The following table reconciles Bancorp’s calculation of tangible common equity to amounts reported under GAAP:

(In thousands, except per share data)	June 30, 2019	December 31, 2018

Total stockholders' equity - GAAP	$389,365	$366,500
Less: Goodwill	(12,826)	(682)
Less: Core deposit intangible	(2,461)	(1,057)
Tangible common equity - Non-GAAP	$374,078	$364,761

Total assets - GAAP	$3,463,823	$3,302,924
Less: Goodwill	(12,826)	(682)
Less: Core deposit intangible	(2,461)	(1,057)
Tangible assets - Non-GAAP	$3,448,536	$3,301,185

Total stockholders' equity to total assets - GAAP	11.24%	11.10%
Tangible common equity to tangible assets - Non-GAAP	10.85	11.05

Total shares outstanding	22,721	22,749

Book value per share - GAAP	$17.14	$16.11
Tangible common equity per share - Non-GAAP	16.46	16.03

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

The following table reconciles Bancorp’s calculation of adjusted efficiency ratios to the ratio reported under GAAP:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest expenses	$25,464	$22,136	$48,103	$43,163

Net interest income (tax-equivalent)	30,829	28,759	60,542	56,161
Non-interest income	12,263	11,435	23,325	22,344
Total revenue	$43,092	$40,194	$83,867	$78,505

Efficiency ratio - GAAP	59.09%	55.07%	57.36%	54.98%

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Non-interest expenses	$25,464	$22,136	$48,103	$43,163
Less: amortization of investments in tax credit partnerships	(52)	(58)	(104)	(58)
Adjusted non-interest expense	25,412	22,078	47,999	43,105

Net interest income (tax-equivalent)	30,829	28,759	60,542	56,161
Non-interest income	12,263	11,435	23,325	22,344
Total revenue	$43,092	$40,194	$83,867	$78,505

Adjusted efficiency ratio - Non-GAAP	58.97%	54.93%	57.23%	54.91%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2019.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

Apr 1 - April 30	110	$34.35	—	—
May 1 - May 31	26,260	33.83	26,260	33.83
June 1 - June 30	83,770	34.29	81,078	34.25
Total	110,140	$34.18	107,338	34.15	892,662

(1)	Activity includes 2,802 shares of stock withheld to pay taxes due upon exercise of stock appreciation rights, vesting of restricted stock, and vesting of performance stock units.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1,000,000 shares or approximately 4% of the Company’s total common shares outstanding. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities law. The plan, which will expire in two years unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. As of June 30, 2019, Bancorp had 892,662 shares that could be repurchased under its current share repurchase program.

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

101

The following financial statements from the Stock Yards Bancorp, Inc. June 30, 2019
Quarterly Report on Form 10-Q, filed on August 6, 2019, formatted in Inline Extensible
Business Reporting Language (iXBRL):

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

STOCK YARDS BANCORP, INC.
(Registrant)

Date: August 6 , 2019	By:	/s/ James A. Hillebrand
James A. Hillebrand,
Chief Executive Officer

Date: August 6 , 2019		/s/ T. Clay Stinnett
T. Clay Stinnett, Executive Vice President,
Treasurer and Chief Financial Officer (Principal Financial Officer)