Form 10-Q
period 2019-09-30
Stock Yards Bancorp, Inc.
filed 2019-11-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2019, was 22,597,716.

Stock Yards Bancorp, inc. and subsidiary

Stock Yards Bancorp, inc. and subsidiary

PART I – FINANCIAL INFORMATION

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACH	Automated Clearing House	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
AFS	Available for Sale	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
Allowance	Allowance for Loan and Lease Losses	FFS	Federal Funds Sold	OCI	Other Comprehensive Income
AOCI	Accumulated Other Comprehensive Income	FFTR	Federal Funds Target Rate	OREO	Other Real Estate Owned
ASC	Accounting Standards Codification	FHA	Federal Housing Authority	OTTI	Other than Temporary Impairment
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank of Cincinnati	PCI	Purchased Credit Impaired
AUM	Assets Under Management	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
Bancorp / the Company	Stock Yards Bancorp, Inc.	FICA	Federal Insurance Contributions Act	Provision	Provision for Loan and Lease Losses
Bank / SYB&T	Stock Yards Bank & Trust Company	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
BOLI	Bank Owned Life Insurance	FRB	Federal Reserve Bank	ROA	Return on Average Assets
bps	Basis Point - 1/100th of one percent	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
C&D	Construction and Development	GAAP	Generally Accepted Accounting Principles in the United States	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GNMA	Government National Mortgage Association	RSU	Restricted Stock Unit
CD	Certificate of Deposit	HB	House Bill	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	KBST	King Bancorp Statutory Trust I	SSUAR	Securities Sold Under Agreements to Repurchase
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	THE Bank Oldham County
COSO	Committee of Sponsoring Organizations	LIBOR	London Interbank Offered Rate	TCE	Tangible Common Equity
CRA	Community Reinvestment Act	Loans	Loans and Leases	TDR	Troubled Debt Restructuring
CRE	Commercial Real Estate	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
EPS	Earnings Per Share	MSA	Metropolitan Statistical Area	VA	U.S. Department of Veterans Affairs
ETR	Effective Tax Rate	MSRs	Mortgage Servicing Rights	WM&T	Wealth Management and Trust
EVP	Executive Vice President	NA	Not Applicable
FASB	Financial Accounting Standards Board	NIM	Net Interest Margin

Stock Yards Bancorp, inc. and subsidiary

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
September 30, 2019 (unaudited) and December 31, 2018

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$68,107	$51,892
Federal funds sold and interest bearing due from banks	68,107	147,047
Cash and cash equivalents	136,214	198,939
Mortgage loans held for sale	6,329	1,675
Securities available for sale	375,601	436,995
Federal Home Loan Bank stock, at cost	11,316	10,370
Loans and leases	2,856,664	2,548,171
Allowance for loan and lease losses	26,877	25,534
Net loans and leases	2,829,787	2,522,637

Premises and equipment, net	62,386	44,764
Bank owned life insurance	32,376	32,273
Accrued interest receivable	8,581	8,360
Goodwill	12,593	682
Core deposit intangible	2,373	1,057
Other assets	56,370	45,172
Total assets	$3,533,926	$3,302,924

Liabilities
Deposits:
Non-interest bearing	$795,793	$711,023
Interest bearing	2,150,520	2,083,333
Total deposits	2,946,313	2,794,356

Securities sold under agreements to repurchase	33,172	36,094
Federal funds purchased	9,957	10,247
Federal Home Loan Bank advances	81,985	48,177
Accrued interest payable	712	762
Other liabilities	65,676	46,788
Total liabilities	3,137,815	2,936,424

Commitments and contingent liabilities (note 15)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,597,000 and 22,749,000 shares in 2019 and 2018, respectively	36,184	36,689
Additional paid-in capital	34,607	36,797
Retained earnings	323,592	298,156
Accumulated other comprehensive income (loss)	1,728	(5,142)
Total stockholders’ equity	396,111	366,500
Total liabilities and stockholders’ equity	$3,533,926	$3,302,924

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$35,022	$30,359	$99,985	$86,877
Federal funds sold and interest bearing due from banks	566	373	2,129	804
Mortgage loans held for sale	41	42	121	121
Securities available for sale
Taxable	2,239	2,055	7,353	6,298
Tax-exempt	105	192	382	669
Total interest income	37,973	33,021	109,970	94,769
Interest expense:
Deposits	5,316	3,972	16,034	8,723
Securities sold under agreements to repurchase	26	55	79	122
Federal funds purchased and other short-term borrowing	52	245	176	728
Federal Home Loan Bank advances	509	228	1,154	692
Subordinated debentures	-	—	26	—
Total interest expense	5,903	4,500	17,469	10,265
Net interest income	32,070	28,521	92,501	84,504
Provision for loan and lease losses	400	735	1,000	2,705
Net interest income after provision	31,670	27,786	91,501	81,799
Non-interest income:
Wealth management and trust services	5,738	5,380	16,839	16,224
Deposit service charges	1,444	1,482	4,027	4,340
Debit and credit card income	2,102	1,759	6,014	4,956
Treasury management fees	1,264	1,151	3,623	3,311
Mortgage banking income	834	712	2,112	2,034
Net investment product sales commissions and fees	400	444	1,120	1,245
Bank owned life insurance	487	186	849	564
Other	1,035	312	2,045	1,096
Total non-interest income	13,304	11,426	36,629	33,770
Non-interest expenses:
Compensation	12,330	11,607	36,846	34,280
Employee benefits	2,908	2,501	8,458	7,646
Net occupancy and equipment	2,199	1,914	6,033	5,543
Technology and communication	1,841	1,595	5,462	4,910
Debit and credit card processing	662	588	1,880	1,733
Marketing and business development	732	740	2,260	2,191
Postage, printing and supplies	402	370	1,218	1,161
Legal and professional	524	501	2,581	1,498
FDIC insurance	-	238	486	718
Amortization/impairment of investments in tax credit partnerships	137	-	241	58
Capital and deposit based taxes	993	738	2,864	2,452
Other	1,229	989	3,731	2,754
Total non-interest expenses	23,957	21,781	72,060	64,944
Income before income tax expense	21,017	17,431	56,070	50,625
Income tax expense	3,783	3,555	6,652	9,766
Net income	$17,234	$13,876	$49,418	$40,859
Net income per share, basic	$0.76	$0.61	$2.18	$1.81
Net income per share, diluted	$0.76	$0.60	$2.16	$1.78
Weighted average common shares:
Basic	22,550	22,636	22,633	22,613
Diluted	22,810	22,968	22,901	22,956

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Net income	$17,234	$13,876	$49,418	$40,859
Other comprehensive income:
Change in unrealized gain (loss) on available for sale debt securities	946	(2,068)	9,392	(8,392)
Change in fair value of derivatives used in cash flow hedges	(59)	51	(589)	543
Total other comprehensive income (loss), before income tax	887	(2,017)	8,803	(7,849)
Tax effect	225	(425)	1,933	(1,649)
Total other comprehensive income (loss), net of tax	662	(1,592)	6,870	(6,200)
Comprehensive income	$17,896	$12,284	$56,288	$34,659

See accompanying notes to unaudited consolidated financial statements.

9+

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
Nine months ended September 30, 2019 and 2018 with quarterly subtotals

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(In thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Activity for three months ended March 31, 2019:
Net income	—	—	—	15,641	—	15,641
Net change in accumulated other comprehensive income	—	—	—	—	2,629	2,629
Stock compensation expense	—	—	863	—	—	863
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	74	245	2,254	(4,452)	—	(1,953)
Cash dividends declared, $0.25 per share	—	—	—	(5,686)	—	(5,686)
Balance, March 31, 2019	22,823	$36,934	$39,914	$303,659	$(2,513)	$377,994

Activity for three months ended June 30, 2019:

Net income	—	—	—	16,543	—	16,543
Net change in accumulated other comprehensive income	—	—	—	—	3,579	3,579
Stock compensation expense	—	—	993	—	—	993
Common stock repurchased	(107)	(357)	(3,308)	—	—	(3,665)
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	5	19	182	(363)	—	(162)
Cash dividends declared, $0.26 per share	—	—	—	(5,917)	—	(5,917)
Shares cancelled	—	—	(5)	5	—	—
Balance, June 30, 2019	22,721	$36,596	$37,776	$313,927	$1,066	$389,365

Activity for three months ended September 30, 2019:

Net income	—	—	—	17,234	—	17,234
Net change in accumulated other comprehensive income	—	—	—	—	662	662
Stock compensation expense	—	—	876	—	—	876
Common stock repurchased	(152)	(504)	(4,995)	—	—	(5,499)
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	29	97	994	(1,744)	—	(653)
Cash dividends declared, $0.26 per share	—	—	—	(5,874)	—	(5,874)
Shares cancelled	(1)	(5)	(44)	49	—	—
Balance, September 30, 2019	22,597	$36,184	$34,607	$323,592	$1,728	$396,111

See accompanying notes to unaudited consolidated financial statements.

(continued)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) (continued)
Nine months ended September 30, 2019 and 2018 with quarterly subtotals

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(In thousands, except per share data)	shares	Amount	capital	earnings	loss	Total

Balance, January 1, 2018	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

Activity for three months ended March 31, 2018:
Reclassification adjustment under
Accounting Standards Update 2018-02	—	—	—	506	(506)	—
Net income	—	—	—	13,404	—	13,404
Net change in accumulated other comprehensive income	—	—	—	—	(3,408)	(3,408)
Stock compensation expense	—	—	823	—	—	823
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	52	174	205	(1,914)	—	(1,535)
Cash dividends declared, $0.23 per share	—	—	—	(5,226)	—	(5,226)
Shares cancelled	(1)	(4)	(35)	39	—	—
Balance, March 31, 2018	22,730	$36,627	$32,917	$274,002	$(5,844)	$337,702

Activity for three months ended June 30, 2018:

Net income	—	—	—	13,579	—	13,579
Net change in accumulated other comprehensive income	—	—	—	—	(1,200)	(1,200)
Stock compensation expense	—	—	1,212	—	—	1,212
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	17	57	618	(1,226)	—	(551)
Cash dividends declared, $0.23 per share	—	—	—	(5,227)	—	(5,227)
Shares cancelled	(1)	(4)	(32)	36	—	—
Balance, June 30, 2018	22,746	$36,680	$34,715	$281,164	$(7,044)	$345,515

Activity for three months ended September 30, 2018:

Net income	—	—	—	13,876	—	13,876
Net change in accumulated other comprehensive income	—	—	—	—	(1,592)	(1,592)
Stock compensation expense	—	—	888	—	—	888
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	2	5	56	(84)	—	(23)
Cash dividends declared, $0.25 per share	—	—	—	(5,684)	—	(5,684)
Shares cancelled	(2)	(7)	(61)	68	—	—
Balance, September 30, 2018	22,746	$36,678	$35,598	$289,340	$(8,636)	$352,980

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)
For the nine months ended September 30, 2019 and 2018

(In thousands)	2019	2018
Operating activities:
Net income	$49,418	$40,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	2,705
Depreciation, amortization and accretion, net	2,969	3,956
Deferred income tax (benefit) expense	(4,924)	(490)
Gain on sales of mortgage loans held for sale	(1,251)	(1,182)
Origination of mortgage loans held for sale	(69,983)	(58,963)
Proceeds from sale of mortgage loans held for sale	66,580	60,576
Bank owned life insurance income	(849)	(564)
Loss on the disposal of premises and equipment	6	8
Income on other investments	(142)	-
Gain on the sale of other real estate owned	(63)	(109)
Stock compensation expense	2,732	2,923
Excess tax benefits from share-based compensation arrangements	(712)	(527)
Net change in accrued interest receivable and other assets	(7,296)	2,554
Net change in accrued interest payable and other liabilities	2,169	(3,466)
Net cash provided by operating activities	39,654	48,280
Investing activities:
Purchases of securities available for sale	(442,220)	(599,830)
Proceeds from sales of securities available for sale	12,427	—
Proceeds from maturities and paydowns of securities available for sale	513,906	614,926
Purchase of Federal Home Loan Bank stock	—	(2,724)
Proceeds from redemption of Federal Home Loan Bank stock	591	—
Proceeds from redemption of Federal Reserve Bank stock	490	—
Proceeds from redemption of interest bearing due from banks	1,761	—
Net change in loans	(142,108)	(128,996)
Purchases of premises and equipment	(4,179)	(4,917)
Proceeds from sales of premises and equipment	2,561	230
Proceeds from surrender of acquired bank bank owned life insurance	3,431	—
Proceeds from bank owned life insurance mortality benefit	909	—
Other investment activities	(2,766)	(2,571)
Proceeds from sales of other real estate owned	868	2,860
Cash for acquisition, net of cash acquired	(24,684)	—
Net cash used in investing activities	(79,013)	(121,022)
Financing activities:
Net change in deposits	26,342	19,743
Net change in securities sold under agreements to repurchase and federal funds purchased	(4,778)	53,402
Proceeds from Federal Home Loan Bank advances	90,000	90,000
Repayments of Federal Home Loan Bank advances	(99,620)	(90,958)
Repayment of acquired bank holding company line of credit	(2,300)	—
Redemption of acquired bank subordinated debentures	(3,609)	—
Repurchase of common stock	(9,164)	—
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	(2,768)	(2,109)
Cash dividends paid	(17,469)	(16,104)
Net cash provided by (used in) financing activities	(23,366)	53,974
Net change in cash and cash equivalents	(62,725)	(18,768)
Cash and cash equivalents at beginning of period	198,939	139,248
Cash and cash equivalents at end of period	$136,214	$120,480

(continued)

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued) (Unaudited)
For the nine months ended September 30, 2019 and 2018

(In thousands)	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Income tax payments, net of refunds	$9,281	$5,512
Cash paid for interest	17,519	9,816
Supplemental non-cash activity:
Initital recognition of right-of-use lease assets	$16,747	$—
Initital recognition operating lease liabilities	18,067	—
Transfers from loans to real estate acquired in settlement of loans	—	1,715

Liabilities assumed in conjunction with King Bancorp acquisition:
Fair value of assets acquired	$204,613	$—
Cash paid in acqusition	28,000	—
Liabilities assumed	$176,613	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, SYB&T. All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collectively referred to as “Bancorp” or the “Company.”

The Bank, chartered in 1904, is a Louisville, Kentucky-based, state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

As a result of its acquisition of KSB on May 1, 2019, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million on June 17, 2019.

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

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

WM&T provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets in which Bancorp operates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.

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

Critical Accounting Policies - An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries could occur. Periodically, loans are partially charged off to the net realizable value based upon the evaluation of related underlying collateral, including Bancorp’s expectation of resolution.

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the September 30, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with prior periods, and expansion of the historical look-back period from 32 to 36 quarters in March of 2019. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Based on the look-back period extension, the allowance level increased approximately $2.0 million for 2019. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of local economies, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10-K.

Accounting Standards Updates – Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

The following ASU was issued prior to September 30, 2019 and is considered relevant to Bancorp’s financial statements.

In June 2016, FASB issued ASU 2016-13, CECL. This ASU significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Bancorp expects to recognize a one-time cumulative-effect adjustment to the allowance. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

As a result of this ASU, Bancorp expects to increase its allowance. Bancorp has formed a committee to oversee its transition to the CECL methodology. Bancorp has devoted internal resources and purchased a third party software solution to analyze, compute and report upon the CECL disclosure requirements. In addition, Bancorp has analyzed loan-level data and is determining its CECL loan segmentation and initial segment calculation methodologies. Bancorp continues to analyze forecast scenarios and stress test the volatility of the model. The Company expects to quantify the approximate January 1, 2020 impact of this ASU upon its consolidated financial statements in the filing of its 2019 Annual Report on Form 10-K.

Recently Adopted Accounting Standards - Bancorp adopted ASU 2016-02, Leases and related amendments using an alternative transition method, effective January 1, 2019 and upon adoption recorded $17 million in right-of-use lease assets and $18 million of operating lease liabilities on its balance sheet. Prior periods have not been restated. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet. Bancorp elected all applicable practical expedients, including the option to expense short-term leases, which are defined as leases with a term of one year or less. Bancorp also elected not to separate lease components from non-lease components.

The adoption of this ASU did not have a meaningful impact on Bancorp's performance metrics, including regulatory capital ratios and ROA. Additionally, Bancorp does not believe that the adoption of this ASU by its clients will have a significant impact on Bancorp's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU. See the Footnote titled “Leases” for additional information on lease activities.

(2)	Acquisition of King Bancorp, Inc. and its wholly-owned subsidiary King Southern Bank

On May 1, 2019, Bancorp completed its acquisition of KSB, for $28 million in cash. The acquisition expands the Company’s market area into nearby Nelson County, Kentucky, while growing its customer base in Louisville, Kentucky.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by KSB, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, recast adjustments to those previously reported preliminary fair values, and the fair values of those assets and liabilities as recorded by the Bancorp. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further recast adjustments.

Acquisition of King Bancorp, Inc.
Summary of Assets Aquired and Liabilities Assumed

	May 1, 2019
	As Recorded	Fair Value		Recast		As Recorded
(In thousands)	by King	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:

Cash and due from banks	$3,316	$—		$—		$3,316
Interest bearing due from banks	1,761	—		—		1,761
Available for sale securities	12,404	23	a	—		12,427
Loans	165,744	(1,597)	b	(118)	b	164,029
Allowance for loan and lease losses	(1,812)	1,812	b	—		—
Loans, net	163,932	215		(118)		164,029
Federal Home Loan Bank stock, at cost	1,517	—		—		1,517
Federal Reserve Bank stock, at cost	490	—		—		490
Premises and equipment, net	4,358	(1,328)	c	351	c	3,381
Core deposit intangible	—	1,519	d	—		1,519
Bank owned life insurance	3,431	—		—		3,431
Other real estate owned	325	(325)	e	—		—
Other assets and accrued interest receivable	867	(36)	f	—		831

Total assets acquired	$192,401	$68		$233		$192,702

Liabilities assumed:

Deposits
Non-interest bearing	$24,939	$—		$—		$24,939
Interest bearing	100,839	(252)	g	—		100,587
Total deposits	125,778	(252)		—		125,526

Federal funds purchased	1,566	—		—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	—		43,299
Subordinated Note	3,609	—		—		3,609
Holding Company line of credit	2,300	—		—		2,300
Other liabilities and accrued interest payable	313	—		—		313

Total liabilities assumed	177,284	(671)		—		176,613

Net assets acquired	$15,117	$739		$233		$16,089

Cash consideration paid						(28,000)

Goodwill						$11,911

(1) - Bancorp’s acquisition of KSB closed on May 1, 2019. The fair value adjustments reported are preliminary estimates based on information obtained subsequent to May 1, 2019 and through September 30, 2019. Management is continuing to evaluate each of its estimates and may provide additional recast adjustments in future periods based on this continuing evaluation. To the extent that additional recast adjustments are posted in future periods, the resultant fair values and the amount of goodwill recorded by Bancorp will change.

Explanation of preliminary fair value adjustments:

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate KSB’s recorded allowance.

c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.

d.	Reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.

f.	Reflects the write-off of a miscellaneous other asset.

g.	Reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.

h.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

Goodwill of approximately $12 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the KSB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to Bancorp’s Commercial Banking segment and is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the KSB acquisition will change.

Based upon the proximity to existing branch locations, Bancorp closed three acquired full service branch locations in the third quarter of 2019, while retaining the associated customer relationships. The sale of two of these locations was consummated prior to September 30, 2019 with a recast to Goodwill posted. The remaining building is considered held for sale as of September 30, 2019.

Prior year pro-forma financial statements are not presented due to the immateriality of the transaction. Revenue (defined as net interest income and non-interest income) attributed to KSB totaled $1.5 million and $2.6 million for the three and nine months ended September 30, 2019.

(3)	Securities Available for Sale

All of Bancorp’s securities are classified as AFS. Amortized cost, unrealized gains and losses, and fair value of securities follow:

(In thousands)	Amortized	Unrealized		Fair
September 30, 2019	cost	Gains	Losses	value

Government sponsored enterprise obligations	$212,315	$2,239	$(189)	$214,365
Mortgage backed securities - government agencies	142,518	1,233	(749)	143,002
Obligations of states and political subdivisions	18,123	113	(2)	18,234

Total securities available for sale	$372,956	$3,585	$(940)	$375,601

December 31, 2018

Government sponsored enterprise obligations	$264,234	$156	$(3,351)	$261,039
Mortgage backed securities - government agencies	149,748	282	(3,753)	146,277
Obligations of states and political subdivisions	29,760	107	(188)	29,679

Total securities available for sale	$443,742	$545	$(7,292)	$436,995

At September 30, 2019 and December 31, 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month and nine month periods ending September 30, 2019 and 2018. Securities acquired from KSB, totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

A summary of securities AFS by contractual maturity follows:

(In thousands)	Amortized cost	Fair value

Due within 1 year	$99,584	$99,577
Due after 1 year but within 5 years	33,234	33,288
Due after 5 years but within 10 years	6,174	6,245
Due after 10 years	91,446	93,489
Mortgage backed securities - government agencies	142,518	143,002
Total securities available for sale	$372,956	$375,601

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without prepayment penalties. The investment portfolio includes MBSs, which are guaranteed by agencies such as FHLMC, FNMA, and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $295 million and $355 million were pledged at September 30, 2019 and December 31, 2018, to secure accounts of commercial depositors in cash management accounts, public deposits, and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

(In thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$10,347	$(48)	$51,559	$(141)	$61,906	$(189)
Mortgage-backed securities - government agencies	28,937	(247)	40,290	(502)	69,227	(749)
Obligations of states and political subdivisions	4,276	(2)	135	-	4,411	(2)

Total temporarily impaired securities	$43,560	$(297)	$91,984	$(643)	$135,544	$(940)

December 31, 2018
Government sponsored enterprise obligations	$96,740	$(38)	$149,320	$(3,313)	$246,060	$(3,351)
Mortgage-backed securities - government agencies	3,108	(5)	120,848	(3,748)	123,956	(3,753)
Obligations of states and political subdivisions	814	(1)	17,639	(187)	18,453	(188)

Total temporarily impaired securities	$100,662	$(44)	$287,807	$(7,248)	$388,469	$(7,292)

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2019 and December 31, 2018. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Less than 12 months” category above.

Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in value below amortized cost is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the anticipated credit losses.

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 52 and 117 separate investment positions as of September 30, 2019 and December 31, 2018. Because management does not intend to sell the securities, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost, which may be at maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

FHLB stock represents an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. Impairment is evaluated on an annual basis in the fourth quarter. No impairment has been recorded in the past and not future impairment is expected. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and leases

Composition of loans, net of deferred fees and costs, by loan portfolio class follows:

(In thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$876,127	$833,524
Construction and development, excluding undeveloped land(1)	248,296	225,050
Undeveloped land	35,169	30,092

Real estate mortgage:
Commercial investment	727,531	588,610
Owner occupied commercial	470,678	426,373
1-4 family residential	331,747	276,017
Home equity - first lien	51,015	49,500
Home equity - junior lien	72,533	70,947
Subtotal: Real estate mortgage	1,653,504	1,411,447

Consumer	43,568	48,058
Total loans(2)	$2,856,664	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers totaled $45 million and $53 million, as of September 30, 2019 and December 31, 2018.

The following table summarizes loans acquired in the Company’s May 1, 2019 KSB acquisition, recasted as of September 30, 2019.

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(In thousands)	receivable	amount	amount	fair value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and development	10,764	—	43	10,807
Raw Land	7,974	—	43	8,017
Real estate mortgage:
Commercial real estate	84,219	—	(456)	83,763
1-4 family residential	50,556	—	322	50,878
Home equity - first lien	196	—	3	199
Home equity - junior lien	679	—	5	684
Subtotal: Real estate mortgage	135,650	—	(126)	135,524

Consumer	1,528	—	(73)	1,455

Total loans ASC 310-20	164,165	—	(136)	164,029

Commercial and industrial
Construction and development	—	—	—	—
Raw Land	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
1-4 family residential	228	(228)	—	—
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total loans ASC 310 purchased- credit-impaired loans	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(136)	$164,029

Purchased Credit Impaired Loans

The Bank acquired PCI loans on May 1, 2019 related to the KSB acquisition and also during 2013 associated with the TBOC acquisition. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets.

Management utilized the following criteria in determining which loans were classified as PCI loans for its KSB acquisition:

Loans for which management assigned a non-accretable mark

●     Loans classified by management as substandard, doubtful or loss

●     Loans classified as non-accrual when acquired

●     Loans past due 90 days or more when acquired

The following table reconciles the contractually required and carrying amounts of all PCI loans:

In thousands	September 30, 2019	December 31, 2018

Contractually-required principal	$1,575	$432
Non-accretable amount	(1,575)	—
Accretable amount	-	(68)
Carrying value of loans	$-	$364

The following table presents a rollforward of the accretable amount on all PCI loans:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Balance, beginning of period	$(62)	$(95)	$(68)	$(106)
Transfers between non-accretable and accretable	—	—	—	—
Net accretion into interest income on loans, including loan fees	62	10	68	21
Balance, end of period	$-	$(85)	$-	$(85)

Credit Quality Indicators

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans included all risk-rated loans other than those classified as OAEM, substandard, and doubtful, which are defined below:

●

OAEM: Loans classified as OAEM have potential weaknesses requiring management's heightened attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp's credit position at some future date.

●

Substandard: Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have well-defined weaknesses that jeopardize ultimate repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

●

Substandard non-performing: Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as TDRs. Loans are placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Internally assigned risk grades of loans by loan portfolio class classification category follows:

(In thousands)				Substandard		Total
September 30, 2019	Pass	OAEM	Substandard	non-performing	Doubtful	loans

Commercial and industrial	$838,507	$13,924	$23,488	$208	$—	$876,127
Construction and development, excluding undeveloped land	248,296	—	—	—	—	248,296
Undeveloped land	35,169	—	—	—	—	35,169

Real estate mortgage:
Commercial investment	715,432	1,835	8,690	1,574	—	727,531
Owner occupied commercial	456,106	6,825	6,338	1,409	—	470,678
1-4 family residential	329,678	1,690	157	222	—	331,747
Home equity - first lien	51,015	—	—	—	—	51,015
Home equity - junior lien	72,034	213	18	268	—	72,533
Subtotal: Real estate mortgage	1,624,265	10,563	15,203	3,473	—	1,653,504

Consumer	43,568	—	—	—	—	43,568

Total	$2,789,805	$24,487	$38,691	$3,681	$—	$2,856,664

December 31, 2018

Commercial and industrial	$803,073	$11,516	$18,703	$232	$—	$833,524
Construction and development, excluding undeveloped land	220,532	4,200	—	318	—	225,050
Undeveloped land	29,618	—	—	474	—	30,092

Real estate mortgage:
Commercial investment	586,543	1,815	15	237	—	588,610
Owner occupied commercial	411,722	9,030	4,500	1,121	—	426,373
1-4 family residential	273,537	1,544	162	774	—	276,017
Home equity - first lien	49,500	—	—	—	—	49,500
Home equity - junior lien	70,437	249	19	242	—	70,947
Subtotal: Real estate mortgage	1,391,739	12,638	4,696	2,374	—	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,493,020	$28,354	$23,399	$3,398	$—	$2,548,171

The following table presents the activity in the allowance by loan portfolio class:

	Type of loan
		Construction
		and development,
Three months ended	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, July 1, 2019	$11,858	$1,810	$601	$12,030	$117	$26,416
Provision (credit)	32	(108)	195	269	12	400
Charge-offs	(91)	—	—	—	(139)	(230)
Recoveries	154	—	—	46	91	291
Balance, September 30, 2019	$11,953	$1,702	$796	$12,345	$81	$26,877

		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, July 1, 2018	$12,118	$1,938	$501	$9,914	$402	$24,873
Provision (credit)	(628)	31	81	1,211	40	735
Charge-offs	(451)	—	—	(14)	(96)	(561)
Recoveries	62	—	—	51	62	175
Balance, September 30, 2018	$11,101	$1,969	$582	$11,162	$408	$25,222

	Type of loan
		Construction
		and development,
Nine months ended	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2019	$11,965	$1,760	$752	$10,681	$376	$25,534
Provision (credit)	(178)	(261)	44	1,579	(184)	1,000
Charge-offs	(94)	—	—	(13)	(383)	(490)
Recoveries	260	203	—	98	272	833
Balance, September 30, 2019	$11,953	$1,702	$796	$12,345	$81	$26,877

		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(In thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2018	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	2,141	245	61	107	151	2,705
Charge-offs	(2,390)	—	—	(14)	(332)	(2,736)
Recoveries	74	—	—	57	237	368
Balance, September 30, 2018	$11,101	$1,969	$582	$11,162	$408	$25,222

The considerations by Bancorp in computing its allowance are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

●

C&I: Loans in this category are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from cash flows of the business. A decline in the strength of the business or a weakened economy and decreased consumer and/or business spending may have an effect on the credit quality in this loan category.

●

C&D, excluding undeveloped land: Loans in this category primarily include owner-occupied and investment C&D loans and commercial development projects. In most cases, C&D loans require only interest to be paid during the construction period. Upon completion or stabilization, C&D loans generally convert to permanent financing in the real estate mortgage segment, requiring principal amortization. Repayment of development loans is derived from sale of lots or units. Credit risk is affected by construction delays, cost overruns, market conditions and availability of permanent financing; to the extent such permanent financing is not being provided by Bancorp.

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

For owner occupied residential and owner-occupied CRE, repayment is dependent on financial strength of the borrower. For income-producing investment properties, repayment is dependent on financial strength of tenants, and to a lesser extent the borrowers’ financial strength. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected by increased vacancy rates, which in turn, will have an effect on credit quality and property values. Overall health of the economy, including unemployment rates and real estate prices, has an effect on credit quality in this overall loan category.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, overall health of the economy, including unemployment rates, as well as home and securities prices, will have a significant effect on credit quality in this loan category.

Impaired loans include non-accrual loans and loans past due 90 days-or-more accruing interest in addition to a nominal amount TDRs, which also continue to accrue interest.

The following table presents the recorded investment in non-accrual and loans past due 90-days-or-more and still accruing interest:

			Past Due 90-Days-or-More
	Non-accrual		and Still Accruing Interest
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Commercial and industrial	$186	$192	$-	$12
Construction and development, excluding undeveloped land	—	318	—	—
Undeveloped land	—	474	—	—

Real estate mortgage:
Commercial investment	741	138	396	99
Owner occupied commercial	1,409	586	—	535
1-4 family residential	137	760	72	—
Home equity - first lien	—	—	—	—
Home equity - junior lien	249	143	19	99
Subtotal: Real estate mortgage	2,536	1,627	487	733
Consumer	—	—	—	—
Total loans	$2,722	$2,611	$487	$745

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. TDRs occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider. Bancorp did not recognize new TDRs, nor did any TDRs default, in the three and nine months periods ended September 30, 2019 and 2018. Detail of outstanding TDRs included in total non-performing loans follows:

	September 30, 2019			December 31, 2018
(In thousands)		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
TDRs	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial	$22	$22	$—	$28	$28	$—
1-4 family residential	13	13	—	14	14	—

Total TDRs	$35	$35	$—	$42	$42	$—

As of September 30, 2019 formal foreclosure proceedings were in process on 1-4 family residential mortgage loans with a total recorded investment of $140,000, as compared with $528,000 as of December 31, 2018.

The following tables present the balance in the recorded investment in loans and by portfolio loan class and based on impairment evaluation method:

(In thousands)	Loans				Allowance
September 30, 2019	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$208	$875,919	$—	$876,127	$22	$11,931	$—	$11,953
Construction and development, excluding undeveloped land	—	248,296	—	248,296	—	1,702	—	1,702
Undeveloped land	—	35,169	—	35,169	—	796	—	796
Real estate mortgage	2,549	1,650,955	—	1,653,504	13	12,332	—	12,345
Consumer	—	43,568	—	43,568	—	81	—	81

Total	$2,757	$2,853,907	$—	$2,856,664	$35	$26,842	$—	$26,877

(In thousands)	Loans				Allowance
December 31, 2018	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$220	$833,304	$—	$833,524	$28	$11,937	$—	$11,965
Construction and development, excluding undeveloped land	318	224,732	—	225,050	—	1,760	—	1,760
Undeveloped land	474	29,618	—	30,092	—	752	—	752
Real estate mortgage	1,641	1,409,806	—	1,411,447	14	10,667	—	10,681
Consumer	—	48,058	—	48,058	—	376	—	376

Total	$2,653	$2,545,518	$—	$2,548,171	$42	$25,492	$—	$25,534

The following table’s present loans individually evaluated for impairment by loan portfolio class:

	As of			Three months ended		Nine months ended
	September 30, 2019			September 30, 2019		September 30, 2019

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$186	$176	$—	$136	$—	$164	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	80	—
Undeveloped land	—	—	—	—	—	119	—

Real estate mortgage
Commercial investment	741	741	—	524	—	376	—
Owner occupied commercial	1,409	1,847	—	1,427	—	1,226	—
1-4 family residential	137	137	—	426	—	614	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	249	249	—	359	—	329	—
Subtotal: Real estate mortgage	2,536	2,974	—	2,736	—	2,545	—

Consumer	—	—	—	—	—	—	—
Subtotal	$2,722	$3,150	$—	$2,872	$—	$2,908	$—

Impaired loans with an allowance:
Commercial and industrial	$22	$22	$22	$28	$—	$27	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	—	—
Undeveloped land	—	—	—	—	—	—	—

Real estate mortgage
Commercial investment	—	—	—	—	—	—	—
Owner occupied commercial	—	—	—	—	—	—	—
1-4 family residential	13	13	13	14	—	14	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—	—	—
Subtotal: Real estate mortgage	13	13	13	14	—	14	—

Consumer	—	—	—	—	—	—	—
Subtotal	$35	$35	$35	$42	$—	$41	$—

Total:
Commercial and industrial	$208	$198	$22	$164	$—	$191	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	80	—
Undeveloped land	—	—	—	—	—	119	—

Real estate mortgage
Commercial investment	741	741	—	524	—	376	—
Owner occupied commercial	1,409	1,847	—	1,427	—	1,226	—
1-4 family residential	150	150	13	440	—	628	—
Home equity - first lien	—	—	—	-	—	-	—
Home equity - junior lien	249	249	—	359	—	329	—
Subtotal: Real estate mortgage	2,549	2,987	13	2,750	—	2,559	—

Consumer	—	—	—	—	—	—	—
Total impaired loans	$2,757	$3,185	$35	$2,914	$—	$2,949	$—

	As of			Three months ended		Nine months ended
	December 31, 2018			September 30, 2018		September 30, 2018

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(In thousands)	investment	balance	allowance	investment	recognized	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$192	$707	$—	$119	$—	$398	$—
Construction and development, excluding undeveloped land	318	489	—	380	—	524	—
Undeveloped land	474	506	—	474	—	474	—

Real estate mortgage
Commercial investment	138	138	—	—	—	13	—
Owner occupied commercial	586	1,023	—	996	—	2,190	—
1-4 family residential	760	760	—	1,307	—	1,461	—
Home equity - first lien	—	-	—	-	—	-	—
Home equity - junior lien	143	143	—	60	—	45	—
Subtotal: Real estate mortgage	1,627	2,064	—	2,363	—	3,709	—

Consumer	—	—	—	—	—	23	—
Subtotal	$2,611	$3,766	$—	$3,336	$—	$5,128	$—

Impaired loans with an allowance:
Commercial and industrial	$28	$28	$28	$1,720	$—	$1,853	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	—	—
Undeveloped land	—	—	—	—	—	24	—

Real estate mortgage
Commercial investment	—	—	—	—	—	—	—
Owner occupied commercial	—	—	—	937	—	897	—
1-4 family residential	14	14	14	14	—	14	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—	—	—
Subtotal: Real estate mortgage	14	14	14	951	—	911	—

Consumer	—	—	—	—	—	—	—
Subtotal	$42	$42	$42	$2,671	$—	$2,788	$—

Total:
Commercial and industrial	$220	$735	$28	$1,839	$—	$2,251	$—
Construction and development, excluding undeveloped land	318	489	—	380	—	524	—
Undeveloped land	474	506	—	474	—	498	—

Real estate mortgage
Commercial investment	138	138	—	—	—	13	—
Owner occupied commercial	586	1,023	—	1,933	—	3,087	—
1-4 family residential	774	774	14	1,321	—	1,475	—
Home equity - first lien	—	—	—	—	—	—	—
Home equity - junior lien	143	143	—	60	—	45	—
Subtotal: Real estate mortgage	1,641	2,078	14	3,314	—	4,620	—

Consumer	—	—	—	—	—	23	—
Total impaired loans	$2,653	$3,808	$42	$6,007	$—	$7,916	$—

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the lives of certain loans.

The following table presents the aging of the recorded investment in loans by portfolio class:

(In thousands)				90 or more
				days past due
		30-59 days	60-89 days	(includes all	Total	Total
September 30, 2019	Current	past due	past due	non-accrual)	past due	loans

Commercial and industrial	$874,576	$465	$900	$186	$1,551	$876,127
Construction and development, excluding undeveloped land	248,296	—	—	—	—	248,296
Undeveloped land	35,169	—	—	—	—	35,169

Real estate mortgage:
Commercial investment	723,028	3,352	14	1,137	4,503	727,531
Owner occupied commercial	468,699	478	92	1,409	1,979	470,678
1-4 family residential	329,140	2,159	239	209	2,607	331,747
Home equity - first lien	50,881	134	—	—	134	51,015
Home equity - junior lien	72,216	49	—	268	317	72,533
Subtotal: Real estate mortgage	1,643,964	6,172	345	3,023	9,540	1,653,504

Consumer	43,522	46	—	—	46	43,568

Total	$2,845,527	$6,683	$1,245	$3,209	$11,137	$2,856,664

December 31, 2018

Commercial and industrial	$832,923	$197	$200	$204	$601	$833,524
Construction and development, excluding undeveloped land	224,732	—	—	318	318	225,050
Undeveloped land	29,552	66	—	474	540	30,092

Real estate mortgage:
Commercial investment	586,884	1,382	107	237	1,726	588,610
Owner occupied commercial	421,143	2,732	1,377	1,121	5,230	426,373
1-4 family residential	274,547	374	336	760	1,470	276,017
Home equity - first lien	49,321	179	—	—	179	49,500
Home equity - junior lien	70,467	182	56	242	480	70,947
Subtotal: Real estate mortgage	1,402,362	4,849	1,876	2,360	9,085	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,537,627	$5,112	$2,076	$3,356	$10,544	$2,548,171

(5)	Goodwill and Intangible Assets

Goodwill, recorded on the acquisition date of an entity, represents $11.9 million related to the May 1, 2019 KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. During this measurement period, Bancorp may record subsequent recast adjustments to goodwill for provisional amounts recorded at the acquisition date.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of December 31 of each year or more often as situations dictate. The goodwill balance at September 30, 2019 relates entirely to the Commercial Banking segment of Bancorp. At December 31, 2018, Bancorp’s Commercial Banking reporting unit had positive equity and Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, Bancorp did not complete the two-step impairment test as of December 31, 2018.

Changes in the carrying value of goodwill follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$12,826	$682	$682	$682
Goodwill acquired	—	—	12,144	—
Recast adjustments	(233)	—	(233)	—
Impairment	—	—	—	—
Balance at end of period	$12,593	$682	$12,593	$682

The Company recorded core deposit intangible assets of $1.5 million and $2.5 million in association with its May 1, 2019 KSB and 2013 TBOC acquisitions. See the Footnote titled “Acquisition of King Bancorp, Inc.” for further details.

Changes in the net carrying amount of core deposit intangibles follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,461	$1,139	$1,056	$1,225
Core deposit intangible acquired	—	—	1,519	—
Amortization	(88)	(41)	(202)	(127)
Balance at end of period	$2,373	$1,098	$2,373	$1,098

MSRs, a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at September 30, 2019 and December 31, 2018 were $3 million and $4 million.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,168	$898	$1,022	$875
Additions for mortgage loans sold	124	125	338	220
Amortization	(40)	(40)	(108)	(112)
Balance at end of period	$1,252	$983	$1,252	$983

Total outstanding principal balances of loans serviced for others were $324 million and $328 million at September 30, 2019, and December 31, 2018.

(6)	Income Taxes

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp established a Kentucky state deferred tax asset related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal impact of $1.3 million, or approximately $0.06 per diluted share for the first quarter 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

In April 2019, the Kentucky legislature passed HB458 allowing banks and their holding companies to be combined together for Kentucky tax return filings. The combined filing will allow Bancorp’s holding company net operating losses to offset against net revenue generated by the Bank and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit associated with this change of $2.4 million in the second quarter of 2019, or approximately $0.11 per diluted share for the second quarter of 2019.

Components of income tax expense (benefit) from operations follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Current income tax expense:
Federal	$4,524	$3,888	$11,022	$9,750
State	224	196	554	506
Total current income tax expense	4,748	4,084	11,576	10,256

Deferred income tax expense (benefit) :
Federal	(768)	(502)	21	(456)
State	(201)	(27)	(4,969)	(34)
Total deferred income tax expense	(969)	(529)	(4,948)	(490)
Change in valuation allowance	4	—	24	—
Total income tax expense	$3,783	$3,555	$6,652	$9,766

An analysis of the difference between statutory and effective income tax rates follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Kentucky state income tax enactments	(0.7)	—	(6.9)	—
Excess tax benefits from stock-based compensation arrangements	(1.5)	—	(1.2)	(1.0)
Increase in cash surrender value of life insurance	(0.8)	(0.7)	(0.9)	(0.6)
Tax credits	(0.5)	(0.2)	(0.6)	(0.4)
Tax exempt interest income	(0.3)	(0.4)	(0.3)	(0.5)
State income taxes, net of federal benefit	0.7	0.8	0.7	0.7
Other, net	(0.1)	(0.1)	0.1	0.1
Effective income tax rate	17.9%	20.4%	11.9%	19.3%

Currently, state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels, and are recorded as other non-interest expense. See preceding section regarding 2019 changes in Kentucky tax law.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2019 and December 31, 2018, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of the Company. Federal and state income tax returns are subject to examination for the years after 2015.

(7)	Deposits

The composition of the Bank’s deposits follows:

(In thousands)	September 30, 2019	December 31, 2018

Non-interest bearing demand deposits	$795,793	$711,023

Interest bearing deposits:
Interest bearing demand	854,175	892,867
Savings	168,067	155,007
Money market	698,318	688,744

Time deposits of $250 thousand or more	69,210	55,182
Other time deposits(1)	360,750	291,533
Total time deposits	429,960	346,715

Total interest bearing deposits	2,150,520	2,083,333

Total deposits	$2,946,313	$2,794,356

(1)	Includes $29.8 million in brokered deposits as of both September 30, 2019 and December 31, 2018.

Deposits totaling $125.5 million were acquired on May 1, 2019, associated with the KSB acquisition.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2019, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding balance at end of period	$33,172	$36,094
Weighted average interest rate at end of period	0.24%	0.24%

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Average outstanding balance during the period	$37,705	$67,381	$38,402	$66,869
Average interest rate during the period	0.27%	0.32%	0.28%	0.24%
Maximum outstanding at any month end during the period	$38,362	$73,057	$43,160	$74,725

(9)	Federal Home Loan Bank Advances

Bancorp had outstanding 57 separate advances totaling $82 million as of September 30, 2019, as compared with 14 separate advances totaling $48 million as of December 31, 2018. As a result of the KSB acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities ranging from 2019 to 2028. These advances were discounted to fair value as of the acquisition date. See the Footnote titled “Acquisition of King Bancorp, Inc.” for further details. As of September 30, 2019, for 15 advances totaling $50 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(In thousands)	September 30, 2019		December 31, 2018
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2019	$29,926	2.09%	$30,000	2.54%
2020	20,218	2.38	1,691	2.23
2021	2,481	2.49	215	2.12
2023	489	1.00	—	—
2024	2,077	2.36	2,240	2.36
2025	3,896	2.41	4,626	2.42
2026	8,358	1.95	8,185	1.99
2027	8,346	1.75	—	—
2028	6,194	2.38	1,220	1.49

Total	$81,985	2.16%	$48,177	2.39%

FHLB advances are collateralized by certain commercial and residential real estate mortgage loans under a blanket mortgage collateral pledge agreement and FHLB stock. Bancorp views these advances to be an effective alternative to brokered deposits to fund loan growth. At September 30, 2019, and December 31, 2018, the amount of available credit from the FHLB totaled $511 million and $537 million. The Company also had $105 million in FFP lines available from correspondent banks at both September 30, 2019, and December 31, 2018.

(10)	Other Comprehensive Income (Loss)

The following tables illustrate activity within the balances in AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
Three months ended September 30, 2019	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance, beginning of period	$1,291	$(14)	$(211)	$1,066
Net current period other comprehensive income (loss)	719	(55)	(2)	662
Balance, end of period	$2,010	$(69)	$(213)	$1,728

Three months ended September 30, 2018
Balance, beginning of period	$(7,274)	$623	$(393)	$(7,044)
Net current period other comprehensive income (loss)	(1,632)	40	—	(1,592)
Balance, end of period	$(8,906)	$663	$(393)	$(8,636)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
Nine months ended September 30, 2019	on securities	on cash	liability
(In thousands)	available for sale	flow hedges	adjustment	Total

Balance, beginning of period	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	7,340	(477)	7	6,870
Balance, end of period	$2,010	$(69)	$(213)	$1,728

Nine months ended September 30, 2018
Balance, beginning of period	$(1,781)	$193	$(342)	$(1,930)
Net current period other comprehensive income (loss)	(6,629)	429	—	(6,200)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)
Balance, end of period	$(8,906)	$663	$(393)	$(8,636)

(11)	Preferred Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of which or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(12)	Net Income Per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$17,234	$13,876	$49,418	$40,859

Weighted average shares outstanding - basic	22,550	22,636	22,633	22,613
Dilutive securities	260	332	268	343
Weighted average shares outstanding- diluted	22,810	22,968	22,901	22,956

Net income per share, basic	$0.76	$0.61	$2.18	$1.81
Net income per share, diluted	0.76	0.60	2.16	1.78

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2019	2018	2019	2018
Antidilutive SARs	199	94	199	94

These shares while antidilutive, could however, be dilutive to EPS in the future.

(13)	Defined Benefit Plan

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (one current and two retired), and has no plans to increase the number of or benefits to participants. All participants are fully vested. Actuarially determined pension costs are expensed and accrued over the service period, and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for the defined benefit plan participants. Income from these policies is utilized to offset costs of benefits. Net periodic benefit cost was immaterial for all respective periods.

(14)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of September 30, 2019, there were 795,000 shares available for future awards.

Stock Options – Bancorp had no stock options outstanding as of September 30, 2019 and December 31, 2018.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2019	2018

Dividend yield	2.54%	2.56%
Expected volatility	20.39%	20.17%
Risk free interest rate	2.52%	2.96%
Expected life of SARs (years)	7.2	7.0

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

RSA Grants – RSAs granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, forfeitable dividends are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.1%, 4.3% and 5.1% for 2019, 2018, and 2017.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

Bancorp utilized cash of $272,000 during the first nine months of 2019 for the purchase of shares upon the vesting of RSUs. This compares with cash used of $154,000 during the first nine months of 2018 for the purchase of shares.

In the first quarter of 2019, Bancorp awarded 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $330,000.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2019
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$292	$82	$414	$876
Deferred tax benefit	(18)	(65)	(17)	(109)	(209)
Total net expense	$70	$227	$65	$305	$667

	Three months ended September 30, 2018
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$79	$280	$62	$467	$888
Deferred tax benefit	(16)	(59)	(13)	(103)	(191)
Total net expense	$63	$221	$49	$364	$697

	Nine months ended September 30, 2019
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$258	$891	$246	$1,337	$2,732
Deferred tax benefit	(54)	(186)	(52)	(281)	(573)
Total net expense	$204	$705	$194	$1,056	$2,159

	Nine months ended September 30, 2018
(In thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$229	$831	$186	$1,677	$2,923
Deferred tax benefit	(48)	(175)	(39)	(356)	(618)
Total net expense	$181	$656	$147	$1,321	$2,305

As of September 30, 2019, Bancorp has $5.8 million of unrecognized stock-based compensation expense estimated to be recorded as follows:

(In thousands) Year ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2019	$88	$296	$83	$381	$848
2020	306	1,037	2	853	2,198
2021	248	819	—	462	1,529
2022	193	550	—	—	743
2023	118	304	—	—	422
2024	11	24	—	—	35
Total estimated expense	$964	$3,030	$85	$1,696	$5,775

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(In thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2018	704	$14.02	-	$40.00	$19.51	$12,923	$3.47	5.1
Granted	100	35.90	-	39.32	37.75	—	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	—		-		-	—	—
Outstanding, December 31, 2018	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83
Granted	53	36.65	-	38.18	37.01	2	6.24
Exercised	(125)	14.02	-	22.96	16.05	2,574	3.53
Forfeited	—		-		-	—	—
Outstanding, September 30, 2019	659	$14.02	-	$40.00	$24.80	$8,146	$4.08	5.4

Vested and exercisable	447	$14.02	-	$40.00	$19.89	$7,575	$3.36	4.1
Unvested	212	22.96	-	40.00	35.15	571	5.58	8.2
Outstanding, September 30, 2019	659	$14.02	-	$40.00	$24.80	$8,146	$4.08	5.4

Vested at September 30, 2019	80	$19.37	-	$40.00	$27.41	$780	$4.55

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(In thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2018	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares released	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares released	(40)	28.72
Shares forfeited	(2)	35.37
Unvested at September 30, 2019	108	$34.30

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2017	3	$35.66	61,893
2018	3	31.54	50,352
2019	3	32.03	43,603

(15)	Commitments and Contingent Liabilities

As of September 30, 2019 and December 31, 2018, Bancorp had various commitments outstanding that arose in the normal course of business, such as unused commitments or lines of credit and commitments made to lend in the future, which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

(In thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$384,038	$309,920
Construction and development	251,984	179,364
Home equity	151,800	147,907
Credit cards	25,606	20,003
Overdrafts	22,083	21,751
Letters of credit	22,827	20,891
Other	43,910	33,369
Future loan commitments	179,843	101,399

Total off balance sheet commitments to extend credit	$1,082,091	$834,604

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2019 and December 31, 2018, Bancorp had accrued $350,000 in other liabilities for its estimate of inherent risks related to unfunded credit commitments.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

As of September 30, 2019, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp’s AFS securities portfolio and interest rate swaps are recorded at fair value on a recurring basis.

All AFS securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

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

MSRs, impaired loans and OREO are recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

Carrying values of assets measured at fair value on a recurring basis follows:

(In thousands)	Fair value at September 30, 2019
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:

Government sponsored enterprise obligations	$214,365	$—	$214,365	$—
Mortgage backed securities - government agencies	143,002	—	143,002	—
Obligations of states and political subdivisions	18,234	—	18,234	—

Total Securities available for sale	375,601	—	375,601	—

Interest rate swaps	3,708	—	3,708	—

Total assets	$379,309	$—	$379,309	$—

Liabilities

Interest rate swaps	$3,802	$—	$3,802	$—

(In thousands)	Fair value at December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:
Government sponsored enterprise obligations	$261,039	$—	$261,039	$—
Mortgage backed securities - government agencies	146,277	—	146,277	—
Obligations of states and political subdivisions	29,679	—	29,679	—

Total Securities available for sale	436,995	—	436,995	—

Interest rate swaps	1,035	—	1,035	—

Total assets	$438,030	$—	$438,030	$—

Liabilities

Interest rate swaps	$543	$—	$543	$—

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the three and nine months ended September 30, 2019, there were no transfers between Levels 1, 2, or 3.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2019 or December 31, 2018.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2019 and December 31, 2018, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for September 30, 2019 or December 31, 2018.

Impaired loans – Collateral-dependent impaired loans generally include loans that have received partial charge-downs or specific reserve allocations needed to record the loan at fair value. Fair value is commonly based on recent real estate appraisals or other sources of valuations based upon the underlying collateral. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp typically determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of September 30, 2019, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $383,000 and the specific allowance totaled $35,000, resulting in a fair value of $348,000, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $967,000, and the specific allowance allocation totaling $42,000, resulting in a fair value of $925,000 at December 31, 2018. Losses represent charge offs and changes in specific allowances for the periods indicated.

OREO – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the following table, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At September 30, 2019 and December 31, 2018, carrying value of OREO was $563,000 and $1.0 million.

Below are the carrying values of assets measured at fair value on a non-recurring basis.

(In thousands)	Fair value at September 30, 2019				Losses recorded:
					Three months	Nine months
					ended	ended
	Total	Level 1	Level 2	Level 3	September 30, 2019	September 30, 2019
Impaired loans	$348	$—	$—	$348	$—	$—
Other real estate owned	239	—	—	239	—	—

(In thousands)	Fair value at December 31, 2018				Losses recorded:
					Three months	Nine months
					ended	ended
	Total	Level 1	Level 2	Level 3	September 30, 2018	September 30, 2018
Impaired loans	$925	$—	$—	$925	$—	$874
Other real estate owned	239	—	—	239	—	—

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

September 30, 2019
	Fair	Valuation	Unobservable	(weighted
(Dollars in thousands)	value	technique	inputs	average)

Impaired loans - collateral dependent	$348	Appraisal	Appraisal discounts	10.0%
Other real estate owned	239	Appraisal	Appraisal discounts	22.0

December 31, 2018
	Fair	Valuation	Unobservable	(weighted
(Dollars in thousands)	value	technique	inputs	average)

Impaired loans - collateral dependent	$925	Appraisal	Appraisal discounts	9.9%
Other real estate owned	239	Appraisal	Appraisal discounts	22.0

(17)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
September 30, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$136,214	$136,214	$136,214	$—	$—
Mortgage loans held for sale	6,329	6,464	—	6,464	—
Federal Home Loan Bank stock	11,316	11,316	—	11,316	—
Loans, net	2,829,787	2,841,414	—	—	2,841,414
Accrued interest receivable	8,581	8,581	8,581	—	—

Liabilities
Non-interest bearing deposits	$795,793	$795,793	$795,793	$—	$—
Transaction deposits	1,720,560	1,720,560	—	1,720,560	—
Time deposits	429,960	433,232	—	433,232	—
Securities sold under agreement to repurchase	33,172	33,172	—	33,172	—
Federal funds purchased	9,957	9,957	—	9,957	—
FHLB advances	81,985	83,505	—	83,505	—
Accrued interest payable	712	712	712	—	—

(In thousands)	Carrying
December 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$198,939	$198,939	$198,939	$—	$—
Mortgage loans held for sale	1,675	1,743	—	1,743	—
Federal Home Loan Bank stock	10,370	10,370	—	10,370	—
Loans, net	2,522,637	2,508,587	—	—	2,508,587
Accrued interest receivable	8,360	8,360	8,360	—	—

Liabilities
Non-interest bearing deposits	$711,023	$711,023	$711,023	$—	$—
Transaction deposits	1,736,618	1,736,618	—	1,736,618	—
Time deposits	346,715	345,273	—	345,273	—
Securities sold under agreement to repurchase	36,094	36,094	—	36,094	—
Federal funds purchased	10,247	10,247	—	10,247	—
FHLB advances	48,177	47,227	—	47,227	—
Accrued interest payable	762	762	762	—	—

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

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements were offsetting and therefore had no effect on Bancorp’s earnings or cash flows.

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

(Dollars in thousands)	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Notional amount	$83,144	$55,505	$83,144	$55,505
Weighted average maturity (years)	7.9	8.0	7.9	8.0
Fair value	$3,708	$519	$3,729	$543

In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matures December 6, 2020. In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and ends December 6, 2021. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	September 30, 2019	December 31, 2018
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(65)	$193
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(8)	323
$30,000			1.82%	$(73)	$516

(19)	Regulatory Matters

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$407,160	12.53%	$259,900	8.00%	0	0
Bank	385,910	11.91	259,300	8.00	$324,125	10.00%

Common equity tier 1 risk-based capital
Consolidated	379,933	11.69	146,194	4.50	0	0
Bank	358,683	11.07	145,856	4.50	210,861	6.50

Tier 1 risk-based capital (1)
Consolidated	379,933	11.69	194,925	6.00	0	0
Bank	358,683	11.07	194,475	6.00	259,300	8.00

Leverage (2)
Consolidated	379,933	10.90	139,437	4.00	0	0
Bank	358,683	10.60	135,316	4.00	169,145	5.00

(Dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$396,019	13.91%	$227,714	8.00%	0	0
Bank	385,637	13.56	227,462	8.00	$284,327	10.00%

Common equity tier 1 risk-based capital
Consolidated	370,135	13.00	128,089	4.50	0	0
Bank	359,753	12.65	127,947	4.50	184,813	6.50

Tier 1 risk-based capital (1)
Consolidated	370,135	13.00	170,785	6.00	0	0
Bank	359,753	12.65	170,596	6.00	227,462	8.00

Leverage (2)
Consolidated	370,135	11.33	130,698	4.00	0	0
Bank	359,753	11.02	130,569	4.00	163,211	5.00

(1)	Ratio is computed in relation to risk-weighted assets.
(2)	Ratio is computed in relation to average assets.

(20)	Segments

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

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax exempt activity. All tax exempt activity and provision have been allocated fully to the commercial banking segment. Measurement of performance of business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $12.6 million, of which $682,000 relates to a bank acquisition in 1996 and $11.9 million related to the May 2019 KSB acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment.

Selected financial information by business segment follows:

		Wealth
	Commercial	Management
(In thousands)	Banking	and Trust	Total Company

Three months ended September 30, 2019
Net interest income	$31,995	$75	$32,070
Provision	400	—	400
Wealth management and trust services	—	5,738	5,738
All other non-interest income	7,566	—	7,566
Non-interest expenses	20,822	3,135	23,957
Income before income tax expense	18,339	2,678	21,017
Income tax expense	3,202	581	3,783
Net income	$15,137	$2,097	$17,234

Segment assets	$3,530,198	$3,728	$3,533,926

Three months ended September 30, 2018
Net interest income	$28,462	$59	$28,521
Provision	735	—	735
Wealth management and trust services	—	5,380	5,380
All other non-interest income	6,046	—	6,046
Non-interest expenses	18,774	3,007	21,781
Income before income tax expense	14,999	2,432	17,431
Income tax expense	3,027	528	3,555
Net income	$11,972	$1,904	$13,876

Segment assets	$3,320,838	$3,959	$3,324,797

		Wealth
	Commercial	management
(In thousands)	Banking	and Trust	Total Company

Nine months ended September 30, 2019
Net interest income	$92,266	$235	$92,501
Provision	1,000	—	1,000
Wealth management and trust services	—	16,839	16,839
All other non-interest income	19,790	—	19,790
Non-interest expenses	62,725	9,335	72,060
Income before income tax expense	48,331	7,739	56,070
Income tax expense	4,973	1,679	6,652
Net income	$43,358	$6,060	$49,418

Segment assets	$3,530,198	$3,728	$3,533,926

Nine months ended September 30, 2018
Net interest income	$84,312	$192	$84,504
Provision	2,705	—	2,705
Wealth management and trust services	—	16,224	16,224
All other non-interest income	17,546	—	17,546
Non-interest expenses	55,572	9,372	64,944
Income before income tax expense	43,581	7,044	50,625
Income tax expense	8,237	1,529	9,766
Net income	$35,344	$5,515	$40,859

Segment assets	$3,320,838	$3,959	$3,324,797

(21)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2019			Three months ended September 30, 2018

(Dollars in thousands)	Commercial	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$5,738	$5,738	$—	$5,380	$5,380
Deposit service charges	1,444	—	1,444	1,482	—	1,482
Debit and credit card income	2,102	—	2,102	1,759	—	1,759
Treasury management fees	1,264	—	1,264	1,151	—	1,151
Mortgage banking income(1)	834	—	834	712	—	712
Net investment product sales commissions and fees	400	—	400	444	—	444
Bank owned life insurance(1)	487	—	487	186	—	186
Other(2)	1,035	—	1,035	312	—	312
Total non-interest income	$7,566	$5,738	$13,304	$6,046	$5,380	$11,426

	Nine months ended September 30, 2019			Nine months ended September 30, 2018

(Dollars in thousands)	Commercial	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$16,839	$16,839	$—	$16,224	$16,224
Deposit service charges	4,027	—	4,027	4,340	—	4,340
Debit and credit card income	6,014	—	6,014	4,956	—	4,956
Treasury management fees	3,623	—	3,623	3,311	—	3,311
Mortgage banking income(1)	2,112	—	2,112	2,034	—	2,034
Gain on sale of securities	—	—	—	—	—	—
Net investment product sales commissions and fees	1,120	—	1,120	1,245	—	1,245
Bank owned life insurance(1)	849	—	849	564	—	564
Other(2)	2,045	—	2,045	1,096	—	1,096
Total non-interest income	$19,790	$16,839	$36,629	$17,546	$16,224	$33,770

(1) Outside of the scope of ASC 606.
(2) Outside of the scope of ASC 606, with the exception of safe deposit fees which were nominal for all periods.

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Trust fees receivable as of September 30, 2019 were $2.1 million compared with $1.9 million as of December 31, 2018.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market value and are assessed, collected, and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $391,000 and $403,000 for the nine month periods ended September 30, 2019 and 2018.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during 2019.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing, and extent of cash flows are affected by economic factors.

(22)	Leases

Bancorp has operating leases for various branch locations with terms remaining from three months to 14 years, some of which include options to extend the leases in five year increments. Options reasonably expected to be exercised are included in determination of the right of use asset. Bancorp elected the practical expedient to expense short-term lease expense associated with leases with original terms 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

(In thousands)

Balance Sheet	September 30, 2019

Operating lease right-of-use assets	$15,741	included in premises and equipment
Operating lease liabilities	17,060	included in other liabilities

Weighted average remaining lease term (yrs)	11.88
Weighted average discount rate	3.61%

Maturities of lease liabilities:
One year or less	$1,974
Year 2	1,917
Year 3	1,920
Year 4	1,968
Year 5	1,858
Greater than 5 years	11,454
Total lease payments	$21,091
Less imputed interest	4,031
Total	$17,060

(In thousands)	Three months ended	Nine months ended
Income Statement	September 30, 2019	September 30, 2019
Components of lease expense:
Operating lease cost	$501	$1,498
Variable lease cost	38	101
Less sublease income	14	41
Total lease cost	$525	$1,558

(In thousands)	Nine months ended
Cash flow Statement	September 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$1,051

As of September 30, 2019 Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item discusses the results and operations for Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, SYB&T for the three and nine months ended September 30, 2019 and compares these periods with the same periods of the previous year. All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collectively referred to as “Bancorp” or the “Company.”

Stock Yards Bancorp, Inc. is a financial holding company headquartered in Louisville, Kentucky.

The Bank, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

As a result of its acquisition of KSB on May 1, 2019, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million on June 17, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part 1 Item 1 “Financial Statements.”

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

Acquisition of King Bancorp, Inc. and its wholly-owned subsidiary King Southern Bank

On May 1, 2019, Bancorp completed its acquisition of KSB, for $28 million in cash. The acquisition expands the Company’s market area into nearby Nelson County, Kentucky, while expanding the customer base in Louisville, Kentucky. At May 1, 2019, KSB reported approximately $192 million in total assets, approximately $164 million in loans, and approximately $126 million in deposits. As a result of the acquisition, goodwill totaling $12 million was recorded during the second quarter of 2019 with nominal recast adjustments posted during the third quarter.

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million during the second quarter of 2019. Net income from the KSB acquisition is expected to be accretive to Bancorp’s overall operating results on a quarterly basis going forward.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

Business Segment Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

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

WM&T provides custom-tailored financial planning, investment management, retirement planning and trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Overview - Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in the Prior Year

Three months ended September 30, (In thousands, except per share data)	2019	2018	$ Change	% Change

Net income	$17,234	$13,876	$3,358	24%
Diluted earnings per share	$0.76	$0.60	$0.16	27%
Annualized return on average assets	1.95%	1.75%	20 bps	11%
Annualized return on average equity	17.41%	15.67%	174 bps	11%

General highlights for the quarter ended September 30, 2019 compared to the same period in 2018:

●	NIM improved 7 bps to 3.86% for the three months ended September 30, 2019 compared to the same period in 2018.
●	The FRB lowered the FFTR 25 bps on two separate occasions effective August 1st and September 19th with Prime ending the period at 5.00%.
●	Net interest income increased $3.5 million, or 12%, for the three months ended September 30, 2019.
●	Consistent with the lowering of Prime, Bancorp lowered the stated rate of most interest-bearing deposit account types during the third quarter of 2019.
●

Average loans increased $260 million, or 10%, for the three months ended September 30, 2019 compared to the same period in 2018. The benefit of the first full quarter from the May 1st KSB acquisition was complemented by strong organic loan production and net loan growth.

●	Average deposits increased $322 million, or 12%, for the three months ended September 30, 2019 compared to the same period in 2018.
●	Sustained sound credit metrics and minimal net charge-offs led to a low provision of $400,000 for the three months ended September 30, 2019 compared to $735,000 for the same period in 2018.
●	The allowance to total loans was 0.94% as of September 30, 2019 compared to 1.00% at both September 30, 2018 and December 31, 2018.
●	Non-interest income increased $1.9 million, or 16%, for the three months ended September 30, 2019 compared to 2018 based on the following:
o	Strong market returns, new business generation, and growth in corporate retirement plans led to higher WM&T income.
o	Debit and credit card revenue continues to benefit from increasing transaction volumes and incentives paid by card processors.
o	Other non-interest income benefited from non-recurring swap fees collected, gain on sale of Visa Class B common stock and proceeds received from a life insurance policy.
●	Non-interest expenses increased $2.2 million, or 10%, for the three months ended September 30, 2019 compared to 2018 based on the following:
o	Compensation reflects increases for both the KSB acquisition and full time equivalent employee additions.
o	In addition to the full time equivalent employee additions mentioned above, employee benefits expense also reflects higher health insurance claims experienced and increased 401(k) expense.

●	The ETR decreased from 20.39% for the three months ended September 30, 2018 to 18.00% for the same period in 2019.

Nine months ended September 30, (In thousands, except per share data)	2019	2018	$ Change	% Change

Net income	$49,418	$40,859	$8,559	21%
Diluted earnings per share	$2.16	$1.78	$0.38	21%
Annualized return on average assets	1.94%	1.75%	19 bps	11%
Annualized return on average equity	17.31%	15.92%	139 bps	9%

General highlights for the nine months ended September 30, 2019 compared to the same period in 2018:

●	NIM improved 3 bps to 3.85% for the nine months ended September 30, 2019 compared to the same period in 2018.
●	The FRB lowered the FFTR on two separate occasions by 25 bps twice during with Prime ending the period at 5.00%.
●	Net interest income increased $8.0 million, or 9%, for the nine months ended September 30, 2019.
●	Consistent with the lowering of Prime, Bancorp lowered the stated rate of most interest-bearing deposit account types during 2019.
●

Average loans increased $164 million, or 7%, for the nine months ended September 30, 2019 compared to the same period in 2018. Bancorp benefited from the May 1st KSB acquisition in addition to strong organic loan production and net loan growth.

●	Average deposits increased $275 million, or 11%, for the nine months ended September 30, 2019 compared to same period in 2018.
●	Sustained sound credit metrics, including net loan loss recoveries for the first nine months of 2019, lead to reduced provision of $1.0 million compared with $2.7 million for the same period in 2018.
●	Non-interest income increased $2.9 million, or 8%, for the nine months ended September 30, 2019 compared to 2018 based on the following:
o	Strong market returns, new business generation, and growth in corporate retirement plans led to higher WM&T income.
o	Debit and credit card revenue continues to benefit from increasing transaction volumes and incentives paid by card processors.
o	Other non-interest income benefited from non-recurring swap fees collected, gain on sale of Visa Class B common stock and proceeds received from a life insurance policy.
●	Non-interest expenses increased $7.1 million, or 11%, for the nine months ended September 30, 2019 compared to 2018 based on the following:
o	Compensation reflects increases for both the KSB acquisition and full time equivalent employee additions.
o	In addition to the full time equivalent employee additions mentioned above, employee benefits expense also reflects higher health insurance claims experienced and increased 401(k) expense.
●	Bancorp's efficiency ratio, calculated on a FTE basis, in the first nine months of 2019 was 55.7% compared with 54.8% in the same period in 2018.
●

The ETR decreased from 19.29% for the nine months ended September 30, 2018 to 11.86% for the same period in 2019 primarily due to two Kentucky state tax law changes that occurred during the first six months of 2018.

Total stockholder’s equity to total assets was 11.21% as of September 30, 2019 compared to 11.10% at December 31, 2018 and 10.62% at September 30, 2018. Total equity increased $30 million in the first nine months of 2019, as net income of $49 million was offset by dividends declared of $17 million, stock repurchases totaling $9 million, changes in AOCI and various stock based compensation.

TCE is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 10.83% as of September 30, 2019, compared with 11.05% at December 31, 2018, and 10.57% at September 30, 2018, with the decline attributable to the second quarter KSB acquisition. See the Non-GAAP Financial Measures section for details on reconcilement to GAAP measures.

The following sections provide more details on subjects presented in this overview.

Results of Operations - Three and Nine Months Ended September 30, 2019 Compared to September 30, 2018

Net Interest Income

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

Total Company Average Balance Sheets and Interest Rates - Three Month Comparison

	Three months ended September 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$98,569	$566	2.28%	$73,196	$373	2.02%
Mortgage loans held for sale	3,887	41	4.18	2,980	42	5.59
Securities available for sale:
Taxable	376,186	2,113	2.23	337,707	1,922	2.26
Tax-exempt	20,500	125	2.42	34,544	230	2.64
Federal Home Loan Bank stock	11,317	126	4.42	10,370	133	5.09
Loans, net of unearned income	2,791,389	35,063	4.98	2,531,604	30,390	4.76
Total interest earning assets	3,301,848	38,034	4.57	2,990,401	33,090	4.39
Less allowance for loan losses	27,168			25,124
	3,274,680			2,965,277
Non-earning assets:
Cash and due from banks	45,343			43,599
Premises and equipment, net	64,573			43,137
Bank Owned Life Insurance	32,697			32,492
Accrued interest receivable and other assets	84,974			68,901
Total assets	$3,502,267			$3,153,406

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$837,796	$1,207	0.57%	$776,770	$1,168	0.60%
Savings deposits	170,300	65	0.15	156,471	98	0.25
Money market deposits	687,794	1,763	1.02	642,013	1,612	1.00
Time deposits	431,879	2,281	2.10	299,599	1,094	1.45
Total interest bearing deposits	2,127,769	5,316	0.99	1,874,853	3,972	0.84

Securities sold under agreements to repurchase	37,705	26	0.27	67,381	55	0.32
Federal funds purchased	10,671	52	1.93	48,906	245	1.99
Federal Home Loan Bank advances	83,386	509	2.42	48,612	228	1.86
Subordinated debt	—	—	—	—	—	—

Total interest bearing liabilities	2,259,531	5,903	1.04	2,039,752	4,500	0.88
Non-interest bearing liabilities:
Non-interest bearing demand deposits	784,862			715,303
Accrued interest payable and other liabilities	65,034			46,975
Total liabilities	3,109,427			2,802,030
Stockholders’ equity	392,840			351,376
Total liabilities and stockholder's equity	$3,502,267			$3,153,406
Net interest income		$32,131			$28,590
Net interest spread			3.53%			3.51%
Net interest margin			3.86%			3.79%

Total Company Average Balance Sheets and Interest Rates - Nine Month Comparison

	Nine months ended September 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$119,210	$2,129	2.39%	$60,463	$804	1.78%
Mortgage loans held for sale	3,144	121	5.15	2,687	121	6.02
Securities available for sale:
Taxable	398,617	6,919	2.32	356,423	5,946	2.23
Tax-exempt	24,465	462	2.52	40,520	813	2.68
Federal Home Loan Bank stock	10,704	434	5.42	9,004	352	5.23
Loans, net of unearned income	2,660,328	100,077	5.03	2,496,267	86,980	4.66
Total interest earning assets	3,216,468	110,142	4.58	2,965,364	95,016	4.28
Less allowance for loan losses	26,832			24,874
	3,189,636			2,940,490
Non-earning assets:
Cash and due from banks	43,664			41,410
Premises and equipment, net	63,586			42,347
Bank Owned Life Insurance	32,690			32,303
Accrued interest receivable and other assets	74,504			69,275
Total assets	$3,404,080			$3,125,825

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$847,443	$4,019	0.63%	$795,361	$2,630	0.44%
Savings deposits	165,794	270	0.22	156,553	214	0.18
Money market deposits	685,124	5,816	1.13	661,817	3,772	0.76
Time deposits	398,384	5,929	1.99	257,815	2,107	1.09
Total interest bearing deposits	2,096,745	16,034	1.02	1,871,546	8,723	0.62

Securities sold under agreements to repurchase	38,402	79	0.28	66,869	122	0.24
Federal funds purchased	11,288	176	2.08	54,531	728	1.78
Federal Home Loan Bank advances	68,075	1,154	2.27	48,927	692	1.89
Subordinated debt	643	26	5.41	—	—	—

Total interest bearing liabilities	2,215,153	17,469	1.05	2,041,873	10,265	0.67
Non-interest bearing liabilities:
Non-interest bearing demand deposits	745,105			695,791
Accrued interest payable and other liabilities	62,079			44,913
Total liabilities	3,022,337			2,782,577
Stockholders’ equity	381,743			343,248
Total liabilities and stockholder's equity	$3,404,080			$3,125,825
Net interest income		$92,673			$84,751
Net interest spread			3.53%			3.61%
Net interest margin			3.85%			3.82%

Total Company Average Balance Sheets and Interest Rates - Supplemental Information

●

Average loan balances include the principal balance of non-accrual loans, as well as all loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. Participation loans averaged $9 million and $16 million for the three month periods ended September 30, 2019 and 2018, and $10 million and $17 million for the nine month periods ended September 30, 2019 and 2018.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21% for 2019 and 2018. Approximate tax equivalent adjustments to interest income were $61,000 and $69,000 for the three month periods ended September 30, 2019 and 2018, and $172,000 and $247,000 for the nine month periods ended September 30, 2019 and 2018.

●

Interest income includes loan fees of $481,000 and $184,000 for the three months ended September 30, 2019, and 2018 and $1.3 million and $722,000 for the nine month periods ended September 30, 2019 and 2018.

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

●

NIM represents net interest income on a taxable equivalent basis as a percentage of average interest earning assets. NIM is impacted by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

______________________________

Net Interest Income – Overview

During the third quarter of 2019, the FRB lowered the FFTR 25 bps twice; effective on August 1st and later during the quarter effective September 19th. At September 30, 2019, Prime was 5.00% compared to 5.50% at December 31, 2018 and 5.25% at September 30, 2018. In response to the August FFTR reduction, Bancorp immediately lowered the stated rate of most interest-bearing deposit account types, in addition to lowering all CD offering rates. With regard to the September FFTR reduction, Bancorp immediately lowered stated rates on most personal money market and larger sweep customers in addition to CD offering rates. Bancorp was able to fully offset the loss in revenue, with the first FFTR move not impacting overall NIM. As discussed throughout, future FFTR declines would likely result in margin compression, as additional reductions in deposit rates may not be sufficient to offset the potential loss in revenue.

Beginning in the second quarter of 2019, with the flattening/inverting of the treasury curve, Bancorp began to experience loan pricing pressure. In addition to continued intense loan pricing competition, protracted yield curve inversion is a concern, with recent fixed rate loan production at yields closer to 4.50%, while the overall portfolio yielded 4.98% for the three months ended September 30, 2019.

In the first half of 2018, Bancorp raised stated rates paid on money market accounts in addition to launching a targeted CD marketing campaign within its Louisville market to support loan growth in addition to increasing liquidity. The campaign generated over $100 million in CD growth in 2018. In addition, the deposit portfolio assumed from KSB in the second quarter was and remains concentrated in higher costing time deposits. While the Company has not aggressively pursued deposits since mid-2018, nor has it significantly raised rates, deposit balances have continued to migrate from non-interest bearing accounts to interest bearing accounts during the period.

In general, net interest income and NIM have been favorably impacted by elevated loan prepayment fees collected in 2019 with a much lighter impact experienced in the prior year. Also, the KSB portfolio mix of earning assets and interest bearing liabilities added during 2019 has slightly impacted NIM in a negative manner.

Net Interest Income – Three months ended September 30, 2019 compared to September 30, 2018

Net interest spread and NIM increased to 3.53% and 3.86%, for the three months ended September 30, 2019 compared to 3.51% and 3.79% for the same periods in 2018. Net interest income (FTE) of $32.1 million for the three months ended September 30, 2019 increased $3.5 million, or 12%, from $28.6 million for the same period in 2018 led by earning asset growth, primarily loans. Total average earning assets increased $311 million, or 10%, to $3.3 billion for the three month period ended September 30, 2019, as compared with the same period in 2018, with the average rate earned on earnings assets increasing 18 bps to 4.57%. Average loans increased $260 million, or 10%, for the three months ended September 30, 2019 compared to the same period in 2018, with the KSB acquisition contributing $156 million, or 60% of the total increase. The remaining increase stemmed from strong organic loan production experienced across all markets. Average balances of FFS and interest bearing due from banks and taxable securities increased $64 million in total for the third quarter of 2019, as compared with 2018, as excess liquidity was deployed into short-term investments earning higher period over period yields.

Total interest income (FTE) increased $4.9 million, or 15%, for the third quarter of 2019, as compared with the third quarter of 2018, to $38.0 million. Approximately $4.7 million of the total increase related to the increased interest income on loans (FTE), with changes in volume driving most of the increase.

Total average interest bearing liabilities increased $220 million, or 11%, to $2.3 billion for the three month period ended September 30, 2019, as compared with the same period in 2018, with the average cost increasing 16 bps to 1.04%. Interest bearing liabilities assumed in the KSB acquisition (deposits and FHLB advances) represented $122 million, or 56%, of the total increase. Average interest bearing deposits increased $253 million, or 13%, for the three months ended September 30, 2019 compared to the same period in 2018, with time deposits representing 52% of the increase. KSB assumed interest bearing liabilities represented $86 million of the third quarter 2019 average interest bearing deposit balance and concentrated in the time deposit category.

Total interest expense increased $1.4 million, or 31%, for the three months ended September 30, 2019 compared to 2018 with the vast majority of the increase associated with total interest bearing deposits – predominantly time deposits. The cost of time deposits increased from 1.45% for the three months ended September 30, 2018 to 2.10% for the same period in 2019, while the average balance increased $132 million, or 44%. The change in time deposits was impacted equally by both changes in rates and volume. The average balance of SSUAR decreased $30 million, or 44%, for the three months ended September 30, 2019 as compared to the same period in 2018, as a significant number of commercial customers migrated from lower yielding collateralized products to higher yielding non-collateralized deposits. Average FHLB advances increased $35 million, or 72%, for the three months ended September 30, 2019 compared to 2018 based on advances assumed from the KSB acquisition. These advances were retained by Bancorp based upon favorable rates and terms in the overall execution of the Company’s asset liability management strategy.

Net Interest Income – Nine months ended September 30, 2019 compared to September 30, 2018

Net interest spread and NIM were 3.53% and 3.85%, for the nine months ended September 30, 2019 compared to 3.61% and 3.82% for the same periods in 2018. Net interest income (FTE) of $92.7 million for the nine months ended September 30, 2019 increased $7.9 million, or 9%, from $84.8 million for the same period in 2018, led by growth in average interest earning assets, primarily loans. Total average earning assets increased $251 million, or 8%, to $3.2 billion for the nine month period ended September 30, 2019, as compared with the same period in 2018, with the average rate earned on earnings assets increasing 30 bps to 4.58%. Average loans increased $164 million, or 7%, for the nine months ended September 30, 2019 compared to the same period in 2018, with the KSB acquisition contributing $89 million, or 54% of the total average increase. The remaining increase stemmed from record year to date organic loan production experienced across all markets. Average balances of FFS, interest bearing due from banks and taxable securities increased $101 million in total for the nine month period ended September 30, 2019, as compared with 2018, as excess liquidity was deployed into short-term investments earning higher period over period yields.

Total interest income (FTE) increased $15.1 million, or 16%, for the nine months ended September 30, 2019, as compared with the same period in 2018, to $110.1 million. Approximately $100.1 million of the total increase related to loans (FTE), with changes in rate driving just over half of the increase.

Total average interest bearing liabilities increased $173 million, or 8%, to $2.2 billion for the nine month period ended September 30, 2019, as compared with the same period in 2018, with the average cost increasing 38 bps to 1.05%. Interest bearing liabilities assumed in the KSB acquisition (deposits and FHLB advances) represented $71 million, or 41%, of the total increase. Average interest bearing deposits increased $225 million, or 12%, for the nine months ended September 30, 2019 compared to the same period in 2018, with approximately $50 million attributable to the KSB acquisition and concentrated in the time deposits category.

Total interest expense increased $7.2 million, or 70%, for the nine months ended September 30, 2019 compared to the same period in 2018 and was concentrated within interest bearing deposits. Approximately 75% of the combined time deposits, money market accounts and demand deposits change was attributable to rate with fluctuations as follows:

●	The cost of time deposits increased from 1.09% to 1.99%, while the average balance increased $141 million, or 55%
●	The cost of money markets increased from 0.76% to 1.13%, while the average balance increased $23 million, or 4%
●	The cost of demand deposits increased from 0.44% 0.63%, while the average balance increased $52 million, or 7%.

The average balance of SSUAR decreased $28 million, or 43%, for the nine months ended September 30, 2019 compared to the same period in 2018, as a significant number of commercial customers migrated from lower yielding collateralized products to higher yielding non-collateralized deposits. Average FHLB advances increased $19 million, or 39%, for nine months ended September 30, 2019 compared to 2018 based on advances assumed from the KSB acquisition. These advances were retained by Bancorp based upon favorable rates and terms in the overall execution of the Company’s asset liability management strategy. As a result of the KSB acquisition, Bancorp assumed a $4 million subordinated note that was redeemed at par prior to the end of the second quarter of 2019.

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

The September 30, 2019 simulation analysis, which shows interest rate sensitivity, indicates that increases in interest rates of 100 to 200 BPs would have a positive effect on net interest income, and decreases of 100 to 200 BPs in interest rates would have a negative effect on net interest income. The mix of assets and liabilities acquired in the KSB transaction slightly increased Bancorp’s exposure to falling rates. The overall increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 BP rate scenarios, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2019	-8.45%	-3.27%	2.56%	5.19%

Approximately 60% of Bancorp’s loan portfolio has fixed rates with 40% priced at variable rates. Bancorp’s variable rate loans are above their floors and will reprice as rates change.

Undesignated derivative instruments, as described in the Footnote titled “Disclosure of Financial Instruments Not Reported at Fair Value,” are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income as interest rates fluctuate. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above.

Derivatives designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments,” are recognized on the consolidated balance sheet at fair value, with changes in fair value due to changes in prevailing interest rates, recorded net of tax in OCI.

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

Bancorp recorded provision of $400,000 and $1.0 million for the three and nine month periods ended September 30, 2019, as compared with $735,000 and $2.7 million for the same periods in 2018. Continued strong credit metrics and net recoveries of $61,000 and $343,000 for the three and nine months ended September 30, 2019 resulted in an allowance to total loans of 0.94% as of September 30, 2019, compared with 1.00% as of both December 31, 2018 and September 30, 2018. The loans acquired in the KSB acquisition were marked to market on the acquisition date and as such did not receive an allowance.

Key indicators of loan quality remained consistent with the prior year with the exception of increased classified balances, defined as OAEM, Substandard, and non-performing loans, which increased $11 million as of September 30, 2019, as compared with December 31, 2018. While classified loan levels remained historically low, Substandard loans increased approximately $15 million in 2019 primarily due to the downgrade of three commercial relationships.

Consistent with Bancorp’s methodology, the historical look-back period was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio, and captures the effects of a full economic cycle. Based on the look-back period extension, the allowance level increased approximately $2.0 million during the first quarter of 2019. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in the Company’s Annual Report on Form 10-K.

Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, declined to $3.2 million at September 30, 2019 from $3.4 million at December 31, 2018 and $5.0 million at September 30, 2018. Bancorp considers the present asset quality metrics to be exceptional; however, recognizing the cyclical nature of local economies, this trend is expected to normalize over the long-term.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the MSAs of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at September 30, 2019 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

An analysis of the changes in the allowance and selected ratios follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018

Balance at the beginning of the period	$26,416	$24,873	$25,534	$24,885
Provision	400	735	1,000	2,705
Total charge-offs	(230)	(561)	(490)	(2,736)
Total recoveries	291	175	833	368
Total net loan charge-offs (recoveries)	61	(386)	343	(2,368)
Balance at the end of the period	$26,877	$25,222	$26,877	$25,222
Average loans, net of unearned income	$2,791,389	$2,531,604	$2,660,328	$2,496,267
Provision to average loans (1)	0.01%	0.03%	0.04%	0.11%
Net loan charge-offs (recoveries) to average loans (1)	0.00%	-0.02%	0.01%	-0.09%
Allowance to average loans	0.96%	1.00%	1.01%	1.01%
Allowance to total loans	0.94%	1.00%	0.94%	1.00%

(1) Amounts not annualized

Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans are partially charged off to net realizable value based upon collateral analysis and collection status. One significant C&I loan relationship totaling $1.3 million was charged off to its net realizable value in the first quarter of 2018, which resulted in increased net charge offs for the nine month period ending September 30, 2018.

An analysis of net charge-offs (recoveries) by loan portfolio segment follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2019	2018	2019	2018

Commercial and industrial	$(63)	$389	$(166)	$2,316
Construction and development, excluding undeveloped land	—	—	(203)	—
Undeveloped land	—	—	—	—
Real estate mortgage - commercial investment	(3)	(1)	(4)	(3)
Real estate mortgage - owner occupied commercial	—	14	(20)	14
Real estate mortgage - 1-4 family residential	(42)	—	(59)	—
Home equity	(1)	(50)	(2)	(54)
Consumer	48	34	111	95
Total net loan charge-offs (recoveries)	$(61)	$386	$(343)	$2,368

Non-interest Income and Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-interest income:
Wealth management and trust services	$5,738	$5,380	$358	7%	$16,839	$16,224	$615	4%
Deposit service charges	1,444	1,482	(38)	(3)	4,027	4,340	(313)	(7)
Debit and credit card income	2,102	1,759	343	19	6,014	4,956	1,058	21
Treasury management fees	1,264	1,151	113	10	3,623	3,311	312	9
Mortgage banking income	834	712	122	17	2,112	2,034	78	4
Net investment product sales commissions and fees	400	444	(44)	(10)	1,120	1,245	(125)	(10)
Bank owned life insurance	487	186	301	162	849	564	285	51
Other	1,035	312	723	232	2,045	1,096	949	87
Total non-interest income	$13,304	$11,426	$1,878	16%	$36,629	$33,770	$2,859	8%

Non-interest expenses:
Compensation	$12,330	$11,607	$723	6%	$36,846	$34,280	$2,566	7%
Employee benefits	2,908	2,501	407	16	8,458	7,646	812	11
Net occupancy and equipment	2,199	1,914	285	15	6,033	5,543	490	9
Technology and communication	1,841	1,595	246	15	5,462	4,910	552	11
Debit and credit card processing	662	588	74	13	1,880	1,733	147	8
Marketing and business development	732	740	(8)	(1)	2,260	2,191	69	3
Postage, printing, and supplies	402	370	32	9	1,218	1,161	57	5
Legal and professional	524	501	23	5	2,581	1,498	1,083	72
FDIC insurance	—	238	(238)	(100)	486	718	(232)	(32)
Amortization/impairment of investment in tax credit partnerships	137	—	137	100	241	58	183	316
Capital and deposit based taxes	993	738	255	35	2,864	2,452	412	17
Other	1,229	989	240	24	3,731	2,754	977	35
Total non-interest expenses	$23,957	$21,781	$2,176	10%	$72,060	$64,944	$7,116	11%

Non-interest Income

Total non-interest income increased $1.9 million, or 16%, and $2.9 million, or 8%, for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Non-interest income comprised 29.3% and 28.3% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2019 compared to 28.6% and 28.5% for the same periods in 2018. WM&T services comprised 43.1% and 46.0% of Bancorp’s total non-interest income for the three and nine month periods ended September 30, 2019 compared to 47.1% and 48.0% for the same periods in 2018. Debit and credit card income comprised 15.8% and 16.4% of Bancorp’s non-interest income for the three and nine month periods ended September 30, 2019 compared to 15.4% and 14.7% for the same periods in 2018.

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust AUM, stated at market value, totaled $3.12 billion at September 30, 2019, a 5% increase compared with $2.97 billion at September 30, 2018, and a 13% increase from $2.77 billion at December 31, 2018. WM&T revenue increased $358,000, or 7%, and $615,000, or 4% for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018 consistent with increased new business generation, the second consecutive quarter of strong market returns and growth in corporate retirement plans.

Recurring fees earned for managing trust accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise over 97% of the WM&T revenue, increased $263,000, or 5%, and $432,000, or 3% for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. A portion of the WM&T revenue, most notably executor, insurance, and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees increased $95,000, or 72%, and $182,000, or 52%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018

Investment advisory	$2,319	$2,121	$6,696	$6,270
Personal trust	1,701	1,730	5,399	5,512
Personal individual retirement	978	903	2,799	2,645
Corporate retirement	517	353	1,160	1,093
Foundation and endowment	143	134	416	419
Custody and safekeeping	32	42	93	128
Brokerage and insurance services	11	12	49	42
Other	37	85	227	115

Total WM&T services income	$5,738	$5,380	$16,839	$16,224

The table above demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are based on AUM and tailored for individual accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services which typically consist of a one-time conversion fee with recurring AUM fees to follow. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated via writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Deposit service charges decreased $38,000, or 3%, and $313,000, or 7%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Deposit service charge income is primarily driven by changes in customers and transaction volume which can fluctuate from period to period. Both the quarterly and year-to-date decreases are consistent with the general decline in fees earned on overdrawn checking accounts. While management expects this source of revenue to continue its slow decline due to anticipated changes in customer behavior, including reduced check volume, and ongoing regulatory restrictions, the decline is anticipated to be less significant than what was experienced in the first part of 2019.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $343,000, or 19%, and $1.1 million, or 21%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. The increases in both comparisons reflected increased volume resulting from continued growth in the customer bases. Total debit card income increased $86,000, or 6%, and $467,000, or 12% for the three and nine month periods ended September 30, 2019, while credit card income increased $257,000, or 64%, and $591,000, or 55%, for the same periods. Third quarter 2019 credit card income included a $47,000 non-recurring fee from its card processor for reaching activity incentive thresholds. This was the first such payment received since the Bank launched this product in mid-2015. Second quarter 2019 debit card revenue included a similar non-recurring fee of $174,000. No similar non-recurring debit or credit card incentives were received in 2018. Both debit and credit card volume, which is dependent on customer behavior and new accounts, is expected to continue to increase.

Treasury management fees primarily consists of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp including increases in the third quarter of 2019 of $113,000, or 10%, and $312,000, or 9%, for the first nine months of 2019, as compared with the same periods in 2018. Bancorp anticipates this income category will continue to increase based upon continued customer base growth and the expanding suite of services offered.

Mortgage banking income primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market, primarily to the FNMA. Interest rates on the loans sold to FNMA are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $122,000, or 17%, and $78,000, or 4%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Mortgage transaction volume began to increase in the second quarter and to a larger extent into the third quarter of 2019, as mortgage rates declined, spurring the increase in refinancing activity. During the third quarter, the ten year treasury rate/ yield curve began a steep decline leading to the lowest mortgage rates in several years. Bancorp anticipates refinancing activity to remain steady into the fourth quarter, provided mortgage rates continue to remain attractive.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its brokers primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department. Net investment product sales commissions and fees decreased $44,000, or 10%, and $125,000, or 10%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Overall, brokerage volume has been impacted by advisor turnover and market volatility that has somewhat discouraged investment activity in 2019.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $301,000 and $285,000 for the three and nine month periods ended September 30, 2019, as compared with the same time periods in 2018, as a result of life insurance proceeds received, offset slightly by lower crediting rates on investments.

Other non-interest income increased $723,000 and $949,000 for the three and nine months ended September 30, 2019, as compared with the same period in 2018 primarily due to the following non-recurring items:

●	Interest rate swap fees on loans of $374,000 and $483,000 were recognized during the three and nine months ended September 30, 2019 compared to $1,000 and $109,000 for the same periods in 2018.
●

Approximately $142,000 in life insurance proceeds (outside of the traditional BOLI program) were recognized in the third quarter of 2019. Similarly, $112,000 was recognized in the second quarter of 2018.

●

Approximately $212,000 was realized during the third quarter of 2019 when Bancorp sold a nominal amount of Visa Class B stock, an illiquid $0 basis investment that was acquired in the TBOC acquisition.

●	In the first quarter of 2019, Bancorp recognized $126,000 related to banking center re-location incentivization.
●	In the second quarter of 2019, $130,000 was received related to a historic tax-credit investment tax distribution.
●	The impact of KSB on non-interest income has been and is expected to continue to be nominal in 2019.

Non-interest Expenses

Total non-interest expenses increased $2.2 million, or 10%, and $7.1 million, or 11%, for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Salaries and employee benefits comprised 63.6% and 62.9% of Bancorp’s non-interest expenses for the three and nine month periods ended September 30, 2019, compared to 64.8% and 64.6% for the same periods in 2018.

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $723,000, or 6%, and $2.6 million, or 7%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. The increase related to an overall increase in full time equivalent employee’s led by the Company’s efforts to add loan production talent to support strategic growth initiatives in addition to the May 2019 KSB acquisition. In addition, non-recurring severance and employee retention expense of $487,000 was recorded in the second quarter of 2019 as a result of the KSB acquisition. At September 30, 2019, Bancorp had 622 full time equivalent employees including 25 employees added from the KSB acquisition, as compared with 593 at September 30, 2018.

Employee benefits consists of all personnel related expense not included in compensation, with the most significant items being health insurance, payroll taxes, and retirement plan contributions. Employee benefits increased $407,000, or 16%, and $812,000, or 11%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Growth in full time equivalent employees, increased 401(k) matching contributions, higher health insurance claims, increased FICA expense associated with the growth in compensation and higher employee recruiting costs resulted in the increases.

Net occupancy and equipment expense primarily includes depreciation, rent, property taxes, utilities and maintenance, variances for which were not individually significant. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $285,000, or 15%, and $490,000, or 9%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018. Bancorp opened one branch location during the third quarter of 2019 in Mt. Washington, Kentucky and added five branch locations associated with the KSB acquisition during the second quarter. The KSB locations added $175,000 of additional expense for the nine month period ended September 30, 2019. Bancorp closed three of the acquired branch locations in Louisville during the third quarter of 2019 due to their proximity to existing Bancorp branches and two buildings were sold resulting in positive adjustments to goodwill.

Technology and communications expense include ongoing computer software amortization, equipment depreciation, and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security, and internal resources. Technology expense increased $246,000, or 15%, and $552,000, or 11%, for the three and nine month periods ended September 30, 2019, as compared with the same periods in 2018 due largely to increases in computer infrastructure upgrades and maintenance costs. KSB related one-time non-recurring expenses totaled $104,000 for the nine month period ended September 30, 2019.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth. Debit and credit card processing expense increased $74,000, or 13%, and $147,000, or 8%, for the three month and nine month periods ended September 30, 2019, as compared with the same periods in 2018, as a result of a growing customer base and increased transaction volume.

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers, and acquiring new business. Marketing and business development expenses decreased $8,000, or 1%, in the third quarter of 2019, as compared with the third quarter of 2018 while increasing $69,000, or 3%, for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2019 compared 2018 was largely due to increased community support expenses, which can fluctuate between periods due to the nature and timing of the expense, but is expected to trend to historical annual levels over the remainder of 2019.

Postage, printing and supplies expenses increased $32,000, or 9%, and $57,000, or 5%, for the three and nine month periods ended September 30, 2019, as compared with the same time periods in 2018, primarily due to the KSB acquisition.

Legal and professional fees increased $23,000, or 5%, and $1.1 million, or 72%, for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. One-time costs associated with the KSB acquisition totaled nearly $900,000 for the nine months ended September 30, 2019. Additional costs associated with consulting engagements also contributed to the period increases.

No FDIC insurance expense was recorded for the third quarter of 2019, as the national FDIC Reserve Ratio reached 1.38%, triggering the FDIC to release credits to small institutions (less than $10 billion in total consolidated assets). This change was announced in 2016 and it took approximately 3 years for the threshold to be met and the corresponding credits issued. It is also expected that no FDIC insurance expense will be recorded in the fourth quarter of 2019.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit compared with related expenses results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments.

Other non-interest expenses increased $240,000, or 24%, for the three months ended September 30, 2019, as compared to 2018 primarily due to the following:

●	Director compensation increased $67,000.
●	Expense associated with Bancorp’s growing credit card program, mainly rebates/ rewards increased $117,000.
●	Core deposit intangible amortization increased $47,000 as a result of the KSB acquisition.

Other non-interest expenses increased $977,000, or 35%, for the nine months ended September 30, 2019, as compared to 2018 primarily due to the following:

●	Director compensation increased $290,000.
●	Expense associated with Bancorp’s growing credit card program, mainly rebates/ rewards increased $256,000.
●	Core deposit intangible amortization increased $75,000 as a result of the KSB acquisition.
●	Miscellaneous losses, most notably fraudulent check losses increased $153,000.
●	Gain on sales of OREO decreased $46,000.

Income Taxes

Bancorp recorded income tax expense of $3.8 million and $6.7 million for the three and nine month periods ended September 30, 2019, compared with $3.6 million and $9.8 million for the same periods in 2018. The ETR for the corresponding three and nine month periods in 2019 were 18.0% and 11.9% and 20.4% and 19.3% for the same periods in 2018. The decline in the ETR from 2018 to 2019 related primarily to the following two Kentucky state tax law changes:

●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, during the first quarter of 2019, Bancorp recorded a state tax benefit, net of federal impact of $1.3 million in the first quarter of 2019, or approximately $0.06 per diluted share for the first nine months of 2019. While this is favorable in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

●

In April 2019, the Kentucky Legislature passed HB458 allowing banks and their holding companies to be combined together for Kentucky tax return filings beginning in 2021. The combined filing will allow Bancorp’s Holding Company net operating losses to offset against net revenue generated by the Bank and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal impact of $2.4 million in the second quarter of 2019, or approximately $0.11 per diluted share for the first nine months of 2019.

Financial Condition – September 30, 2019 Compared to December 31, 2018

Balance Sheet

Total assets increased $231 million, or 7%, to $3.5 billion at September 30, 2019, from $3.3 billion at December 31, 2018. In the first nine months of 2019, increases in loans, premises and equipment, and other assets were offset by decreases in cash and cash equivalents, and AFS securities. Bancorp acquired total assets of approximately $192 million on May 1, 2019 in connection with the KSB acquisition and recognized goodwill of approximately $12 million.

Cash and cash equivalents decreased $63 million, or 32%, as excess liquidity was used to fund loan growth and the KSB acquisition. AFS securities decreased $61 million, or 14%, during the first nine months of 2019, as maturing security cash flows were not reinvested but held in the form of short-term liquidity. This decline was offset by $9 million of market value improvement in the portfolio, shifting to a $3 million net unrealized gain position at September 30, 2019 from a $6 million unrealized loss position at December 31, 2018.

Premises and equipment increased $18 million, or 39%, primarily the result of establishing a right of use lease asset upon adopting ASU 2016-02, Leases in the first quarter of 2019 and the addition of KSB branches.

Gross loans increased $308 million, or 12%, including $152 million in loans acquired from KSB. Strong loan production in the second and third quarters of 2019 contributed to non-acquisition, or legacy, loan growth of $156 million, or 6%, for the nine months ended September 30, 2019.

Total liabilities increased $201 million, or 7%, to $3.1 billion as of September 30, 2019, from $2.9 billion as of December 31, 2018. Bancorp assumed $177 million in liabilities in connection with the KSB acquisition as of May 1, 2019.

For the nine month period ending September 30, 2019, non-interest bearing demand deposits increased $85 million, or 12%, while interest bearing deposits increased $67 million, or 3%. SSUAR decreased $3 million, or 8%, as customers continued to migrate to higher-yielding, non-collateralized deposits. FHLB advances increased $34 million, or 70%, as Bancorp retained the fixed rate long term advances assumed from KSB. These advances were retained by Bancorp based upon favorable rates and terms in the overall execution of the Company’s asset liability management strategy. Other liabilities increased $19 million, or 40%, largely due to the adoption of ASU 2016-02, Leases, in the first quarter of 2019.

Trust Assets Under Management

Trust AUM (not included on balance sheet) grew from $2.77 billion at December 31, 2018 to $3.12 billion at September 30, 2019.

Trust Assets Under Management by Account Type

	September 30, 2019		December 31, 2018
(In thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)
Investment advisory	$1,258,074	$19,582	$1,077,904	$34,214
Personal trust	582,783	89,391	532,254	80,167
Personal individual retirement	409,791	2,714	344,900	2,363
Corporate retirement	43,625	402,457	47,884	390,619
Foundation and endowment	224,572	1,236	187,492	1,020

Total accounts	$2,518,845	$515,380	$2,190,434	$508,383
Custody and safekeeping	—	81,348	—	66,058

	$2,518,845	$596,728	$2,190,434	$574,441
Total managed and non-managed assets	$3,115,573		$2,764,875

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

As of September 30, 2019, approximately 81% of AUM were actively managed. The majority of managed assets are in investment advisory, personal trust and agency accounts. Corporate retirement plan accounts primarily consist of participant directed asset and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets Under Management by Class of Investment

(In thousands)	September 30, 2019	December 31, 2018

Interest bearing deposits	$113,658	$139,779
US Treasury and government agency obligations	48,720	53,513
State, county and municipal obligations	138,087	128,057
Money market mutual funds	5,755	8,627
Equity mutual funds	609,282	485,961
Other mutual funds - fixed, balanced, and municipal	326,375	290,352
Other notes and bonds	180,799	155,701
Common and preferred stocks	969,157	801,690
Real estate mortgages	328	352
Real estate	49,954	49,840
Other miscellaneous assets (1)	76,730	76,562

Total managed assets	$2,518,845	$2,190,434

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations, and consist of approximately 63% in equities and 37% in fixed income securities. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Loan Portfolio Composition

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$876,127	$833,524
Construction and development, excluding undeveloped land(1)	248,296	225,050
Undeveloped land	35,169	30,092

Real estate mortgage:
Commercial investment	727,531	588,610
Owner occupied commercial	470,678	426,373
1-4 family residential	331,747	276,017
Home equity - first lien	51,015	49,500
Home equity - junior lien	72,533	70,947
Subtotal: Real estate mortgage	1,653,504	1,411,447

Consumer	43,568	48,058
Total loans(2)	$2,856,664	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I, C&D and CRE mortgage loan portfolio segments with a corresponding liability recorded in other liabilities. At September 30, 2019 and December 31, 2018, the total participated portion of loans of this nature were $9 million and $11 million.

Allowance for Loan and Lease Losses

An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries could occur. Periodically, loans are partially charged off to the net realizable value based upon the evaluation of related underlying collateral, including Bancorp’s expectation of resolution.

The allowance methodology is driven by risk ratings, historical losses, and qualitative factors. The level of the September 30, 2019 allowance reflected a number of factors, including credit quality metrics which were generally consistent with those experienced in the preceding 12 months, and expansion of the historical look-back period from 32 quarters to 36 quarters. This expansion of the historical period was applied to all classes and segments of the portfolio. Expansion of the look-back period for historical loss rates used in the quantitative allocation caused review of the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to ensure capture of the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. Key indicators of loan quality continued to trend at levels consistent with prior periods, however management recognizes that due to the cyclical nature of local economies, these trends will likely normalize over the long term. Additional information regarding Bancorp’s methodology for evaluating the adequacy of the allowance can be read in Bancorp’s Annual Report on Form 10-K.

The allowance increased $1.3 million from December 31, 2018 to $27 million at September 30, 2019. The allowance as a percent of total loans declined to 0.94% at September 30, 2019 from 1.00% at December 31, 2018, primarily due to the KSB acquisition. The loans acquired in the KSB acquisition were marked to market on the acquisition date and as such did not receive an allowance. The allowance balance is reflective of continued strong credit metrics and net recoveries of $343,000 for the first nine months of 2019. As of September 30, 2019, and December 31, 2018, the allowance remained adequate to cover potential losses in the loan portfolio, in management’s opinion.

Non-performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018

Non-accrual loans	$2,722	$2,611
Troubled debt restructurings	35	42
Loans past due 90 days or more and still accruing	487	745

Total non-performing loans	3,244	3,398

Other real estate owned	563	1,018

Total non-performing assets	$3,807	$4,416

Non-performing loans to total loans	0.11%	0.13%
Non-performing assets to total assets	0.11%	0.13%

In total, non-performing assets as of September 30, 2019 were comprised of 22 loans, ranging in amount from $1,000 to $500,000, two accruing TDRs, and foreclosed real estate held for sale. Foreclosed real estate held at September 30, 2019 included a 1-4 family residential property and a CRE property.

The following table sets forth the major classifications of non-accrual loans:

(In thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$186	$192
Construction and development, excluding undeveloped land	—	318
Undeveloped land	—	474

Real estate mortgage
Commercial investment	741	138
Owner occupied commercial	1,409	586
1-4 family residential	137	760
Home equity - first lien	—	—
Home equity - junior lien	249	143
Subtotal: Real estate mortgage	2,536	1,627
Consumer	—	—
Total non-accrual loans	$2,722	$2,611

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

See the Footnote titled “Commitments and Contingent Liabilities” for additional detail.

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of such funds. Liquidity is provided by short-term liquid assets that can be converted to cash, AFS securities, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

Bancorp’s most liquid assets are comprised of cash and due from banks, AFS marketable investment securities, FFS and interest bearing due from accounts with banks. FFS and interest bearing due from bank accounts totaled $68 million at September 30, 2019. These investments normally have overnight maturities and are used for general daily liquidity purposes.

AFS securities totaled $376 million at September 30, 2019, with $100 million in securities expected to mature over the next 12 months. Combined with FFS and interest bearing due from bank accounts, these offer substantial resources to meet either new loan demand or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of the securities portfolio to secure public fund deposits, cash balances of certain WM&T accounts, and SSUAR. At September 30, 2019, total investment securities pledged for these purposes comprised 79% of the AFS securities portfolio, leaving approximately $80 million of unpledged AFS securities.

Bancorp has a significant base of non-maturity customer deposits, defined as demand, savings, money market deposit accounts and time deposits less than or equal to $250,000 (excluding brokered deposits). At September 30, 2019, such deposits totaled $2.8 billion and represented 97% of Bancorp’s total deposits, as compared with $2.7 billion, or 97% of total deposits at December 31, 2018. Because these deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not put significant pressure on liquidity.  Bancorp began adding liquidity to the balance sheet in 2018 through targeted CD marketing campaigns. The campaigns generated over $100 million in CD growth in 2018.

As of September 30, 2019 and December 31, 2018, Bancorp had brokered deposits of $30 million.

Included in total deposit balances at September 30, 2019 is $140 million of public funds deposits generally comprised of accounts from local government agencies and public school districts in the markets Bancorp operates within. As a result of property tax collections in the latter part of each year, these accounts provide seasonal excess balances that originate with tax payments and decline leading into the subsequent tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently negatively impacts NIM, it has a positive impact on net interest income.

Other sources of funds available to meet daily needs include the sales of SSUAR and FHLB advances. As a member of the FHLB, Bancorp has access to credit products offered by the FHLB. Bancorp views these borrowings as a low cost alternative to brokered deposits. At September 30, 2019 and December 31, 2018, available credit from the FHLB totaled $511 million and $537 million. Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $105 million at both September 30, 2019, and December 31, 2018.

Bancorp’s principal source of cash is dividends received from the Bank. The Bank paid the Holding Company an $18.5 million dividend during the third quarter of 2019 to support the share repurchase program. Also, during the second quarter of 2019, the Bank paid the Holding Company a $28 million dividend to consummate the KSB acquisition. At September 30, 2019, the Bank could pay up to $42 million in dividends to Bancorp without regulatory approval subject to the ongoing capital requirements of the Bank.

Capital Resources

At September 30, 2019, stockholders’ equity totaled $396 million, an increase of $30 million, or 8%, since December 31, 2018. See the Consolidated Statement of Changes in Stockholders’ Equity for further detail of changes in equity since 2018. One component of equity is AOCI which, for Bancorp, consists of net unrealized gains or losses on AFS securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $2 million at September 30, 2019 compared with a loss of $5 million on December 31, 2018. The fluctuation in OCI is reflective of the changing interest rate environment during 2019 and corresponding impact upon the valuation of Bancorp’s AFS securities portfolio.

The following table sets forth Bancorp’s and the Bank’s risk based capital ratios:

	September 30,	December 31,
	2019	2018

Total risk-based capital(1)
Consolidated	12.53%	13.91%
Bank	11.91	13.56

Common equity tier 1 risk-based capital(1)
Consolidated	11.69	13.00
Bank	11.07	12.65

Tier 1 risk-based capital(1)
Consolidated	11.69	13.00
Bank	11.07	12.65

Leverage(2)
Consolidated	10.90	11.33
Bank	10.60	11.02

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

(In thousands, except per share data)	September 30, 2019	December 31, 2018

Total stockholders' equity - GAAP	$396,111	$366,500
Less: Goodwill	(12,593)	(682)
Less: Core deposit intangible	(2,373)	(1,057)
Tangible common equity - Non-GAAP	$381,145	$364,761

Total assets - GAAP	$3,533,926	$3,302,924
Less: Goodwill	(12,593)	(682)
Less: Core deposit intangible	(2,373)	(1,057)
Tangible assets - Non-GAAP	$3,518,960	$3,301,185

Total stockholders' equity to total assets - GAAP	11.21%	11.10%
Tangible common equity to tangible assets - Non-GAAP	10.83%	11.05%

Total shares outstanding	22,597	22,749

Book value per share - GAAP	$17.53	$16.11
Tangible common equity per share - Non-GAAP	16.87	16.03

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.      Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Stock Yards Bancorp, Inc.’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

In the ordinary course of operations, Bancorp and the Bank are defendants in various legal proceedings. There is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2019.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	1,505	$37.52	—	$—
August 1 - August 31	122,155	36.39	119,814	36.39
September 1 - September 30	45,131	36.53	31,652	35.99
Total	168,791	$36.44	151,466	$36.31	741,196

(1)	Activity includes 17,325 shares of stock withheld to pay taxes due upon exercise of SARs and vesting of RSUs and PSUs.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1,000,000 shares, or approximately 4% of the Company’s total common shares outstanding. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities law. The plan, which will expire in two years unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. As of September 30, 2019, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 8, 2019	By: /s/ James A. Hillebrand James A. Hillebrand, Chief Executive Officer
Date: November 8, 2019	/s/ T. Clay Stinnett T. Clay Stinnett, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)