Form 10-K
period 2019-12-31
Stock Yards Bancorp, Inc.
filed 2020-02-28
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 East Main Street, Louisville, Kentucky	40206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 582-2571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	SYBT	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $756,982,663.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 21, 2020, was 22,637,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automated Clearing House	EVP	Executive Vice President	NASDAQ	The NASDAQ Stock Market
AFS	Available for Sale	FASB	Financial Accounting Standards Board	NA	Not Applicable
APIC	Additional paid-in capital	FDIC	Federal Deposit Insurance Corporation	NIM	Net Interest Margin
Allowance	Allowance for Loan and Lease Losses	FFP	Federal Funds Purchased	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FFS	Federal Funds Sold	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	OCI	Other Comprehensive Income
ASU	Accounting Standards Update	FHA	Federal Housing Authority	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FHC	Financial Holding Company	OTTI	Other than Temporary Impairment
AUM	Assets Under Management	FHLB	Federal Home Loan Bank of Cincinnati	PCAOB	Public Company Accounting Oversight Board
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLMC	Federal Home Loan Mortgage Corporation	PCI	Purchased Credit Impaired
Bank / SYB&T	Stock Yards Bank & Trust Company	FICA	Federal Insurance Contributions Act	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FNMA	Federal National Mortgage Association	Provision	Provision for Loan and Lease Losses
BP	Basis Point - 1/100th of one percent	FRB	Federal Reserve Bank	PSU	Performance Stock Unit
C&D	Construction and Development	FTE	Fully Tax Equivalent	ROA	Return on Average Assets
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	ROE	Return on Average Equity
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	RSA	Restricted Stock Award
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	RSU	Restricted Stock Unit
CECL	Current Expected Credit Loss	HB	House Bill	SAR	Stock Appreciation Right
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	IRS	Internal Revenue Service	SSUAR	Securities Sold Under Agreements to Repurchase
COSO	Committee of Sponsoring Organizations	ITM	Interactive Teller Machine	SVP	Senior Vice President
CRA	Community Reinvestment Act	KBST	King Bancorp Statutory Trust I	TBOC	THE Bank Oldham County
CRE	Commercial Real Estate	KSB	King Bancorp, Inc. and King Southern Bank	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	LIBOR	London Interbank Offered Rate	TCJA	2017 Tax Cut and Jobs Act
DTA	Deferred Tax Asset	Loans	Loans and Leases	TDR	Troubled Debt Restructuring
DTL	Deferred Tax Liability	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
EPS	Earnings Per Share	MSA	Metropolitan Statistical Area	VA	U.S. Department of Veterans Affairs
ETR	Effective Tax Rate	MSRs	Mortgage Servicing Rights	WM&T	Wealth Management and Trust

PART I

Item 1.	Business.

Stock Yards Bancorp, Inc., headquartered in Louisville, Kentucky, is the holding company for SYB&T, its sole subsidiary. Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business and that of the Bank are essentially the same. The operations of the Bank are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank.

The Bank, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

Website Access to Reports

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

General Business Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides custom-tailored financial planning, investment management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Employees

At December 31, 2019, the Bank had 615 full-time equivalent employees. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage. Employees of the Bank are entitled to participate in a variety of employee benefit programs including a combined employee profit sharing and stock ownership plan. Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding Bancorp’s executive officers.

Competition

The Bank encounters intense competition in its markets in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies and mortgage companies operating in Kentucky, Indiana and Ohio. Some of the Bank’s competitors are not subject to the same degree of regulatory review and restrictions that apply to Bancorp and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The Bank believes that an emphasis on highly personalized service tailored to individual client needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its markets.

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

The Bank is subject to the supervision of the Kentucky Department of Financial Institutions and the FDIC. The FDIC insures the deposits of the Bank to the current maximum of $250,000 per depositor.

The GLB Act allows for affiliations among banks, securities firms and insurance companies by means of FHC. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well managed” and “well capitalized” and must have received a rating of “satisfactory” or better under its most recent CRA examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish a FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms has been blurring over recent years, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions. In 2012, management of Bancorp elected to become and became a FHC.

The Dodd-Frank Act was signed into law in 2010 and generally was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The extensive and complex legislation contained many provisions affecting the banking industry, including but not limited to:

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

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA, and banking regulators take into account CRA ratings when considering approval of certain applications. An unsatisfactory CRA rating could, among other things, result in the denial or delay of corporate applications filed by Bancorp or the Bank for proposed activities such as branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.

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

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB used a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

The federal banking agencies’ risk-based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirement.

Banking regulators have categorized the Bank as well-capitalized. For purposes of prompt corrective action, “well capitalized” banks must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer phased in from 2016 through 2019 on the following schedule: a capital conservation buffer of 0.625% effective January 1, 2016; 1.25% effective January 1, 2017; 1.875% effective January 1, 2018; and a fully phased in capital conservation buffer of 2.5% on January 1, 2019.

As of December 31, 2019, Bancorp met the requirements to be considered well-capitalized and is not subject to limitations due to the capital conservation buffer.

Statistical Disclosures

The statistical disclosures required by Part I Item 1 “Business” are located under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.	Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Bancorp’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to Bancorp or that Bancorp currently deems to be immaterial also may materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of Bancorp’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond Bancorp’s control, which may significantly change the results or expectations of Bancorp. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

Bancorp’s credit metrics are currently at historically strong levels and this trend could normalize over time.

Over the past several years, Bancorp’s asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. Bancorp realizes that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, Bancorp anticipates this trend will likely normalize over time.

Financial condition and profitability depend significantly on local and national economic conditions.

The Company’s success depends on general economic conditions both locally and nationally. A portion of Bancorp’s customer’s ability to repay their obligations is directly tied to local, national or global business dealings. Deterioration in the quality of the credit portfolio could have a material adverse effect on financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in Bancorp’s market area.

Bancorp offers a variety of secured loans, including C&I lines of credit, C&I term loans, real estate, C&D, HELOCs, consumer and other loans. Many of Bancorp’s loans are often secured by real estate primarily in Bancorp’s market areas. In instances where borrowers are unable to repay their loans and there has been deterioration in the value of loan collateral, Bancorp could experience higher loan losses which could have a material adverse effect on financial condition, and results of operations.

If actual loan losses are greater than Bancorp’s assumption for loan losses, earnings could decrease.

Bancorp’s loan customers may not repay their loans according to the terms of these loans, collateral securing payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be insufficient to aid in the repayment of these loans. Accordingly, Bancorp might experience significant credit losses which could have a material adverse effect on operating results. Bancorp makes various assumptions and judgments about the collectability of the loan portfolio, including creditworthiness of borrowers and value of collateral for repayment. In determining the adequacy of the allowance, Bancorp considers, among other factors, an evaluation of economic conditions and Bancorp’s loan loss experience. If Bancorp’s assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may be insufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on financial results.

Federal and state regulators annually review Bancorp’s allowance and may require an increase in the allowance. If regulatory agencies require any increase in the allowance for which Bancorp had not allocated, it would have a negative effect on financial results.

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

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	inflation or deflation
●	recession
●	a rise in unemployment
●	tightening money supply
●	international disorder and instability in foreign financial markets
●	the FRB’s actions to control interest rates

The FRB increased the FFTR three times in 2017 and four times in 2018 which led to Prime increasing from 3.75% to 5.50%. In 2019, the FFTR was reduced three times with Prime ending the year at 4.75%. Bancorp’s balance sheet is slightly asset sensitive and thus benefits from rising interest rate environments, as the majority of Bancorp’s variable rate loans are tied to Prime with a lesser amount tied to LIBOR. While variable rate loans have re-priced at lower rates Bancorp has responded by decreasing deposit rates on most interest bearing deposit accounts to try and offset the fall in loan pricing.

Market expectations are for the FRB to possibly lower rates one or two additional times in 2020. A continued flat yield curve is widely anticipated, with the possibility of short term rates exceeding longer term rates, resulting in an inverted yield curve. Deposit rates tend to be tied to the short end of the rate curve, while fixed-rate loans are largely priced based upon longer term rates, specifically five-year offerings. A flattening or inverted yield curve may increase Bancorp’s funding costs while limiting rates that can be earned on loans and investments, thereby decreasing net interest income and earnings. Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings as Bancorp competes for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings to Bancorp. Bancorp’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on Bancorp’s results of operations and financial condition.

Bancorp is subject to funding risk.

Funding risk represents dependence Bancorp has on large commercial deposit relationships. Approximately 44% of Bancorp’s total deposits are centralized in accounts with balances $500,000 or greater. Bancorp considers these deposits core funds, as they represent long-standing, full-service relationships and are a testament to Bancorp’s commitment to partner with business clients by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or exiting the Bank altogether could impact Bancorp’s ability to capitalize on growth opportunities and meet current obligations. Bancorp has secondary funding sources to draw upon as needed but the cost of those funds would be higher than typical deposit accounts which would negatively impact the financial condition and results of operations.

Significant stock market volatility could negatively affect Bancorp’s financial results.

Income from WM&T constitutes approximately 46% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of WM&T fees are based on market values which generally fluctuate with overall capital markets.

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

Bancorp operates in a highly competitive industry that could become even more so as a result of earnings pressure of peer organizations, legislative, regulatory and technological changes and continued consolidation. Bancorp faces vigorous competition in price and structure of financial products from banks and other financial institutions. In recent years, credit unions have expanded their lending mix and now compete heavily with banks in the CRE market. Non-traditional providers high risk tolerance for fixed rate, long-term loans has adversely affected Bancorp’s net loan growth and results of operations. Bancorp also competes with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, Bancorp must remain relevant as a place where consumers and businesses value personal service while other institutions offer these services without human interaction. The variety of sources of competition may reduce or limit margins on banking services, reduce market share and adversely affect results of operations and financial condition.

Bancorp is subject to litigation risk pertaining to fiduciary responsibility

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, financial condition and results of operations.

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

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on Bancorp and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Bancorp’s powers, authority and operations, which could have a material adverse effect on Bancorp’s financial condition and results of operations. If Bancorp’s policies, procedures and systems are deemed deficient, Bancorp would be subject to liability, including fines and regulatory actions, which may include restrictions on the ability to pay dividends and the requirement to obtain regulatory approvals to proceed with certain aspects of Bancorp’s business plan, including branching and acquisition plans.

An extended disruption of vital infrastructure could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s operations depend upon, among other things, infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, terrorist activity or the domestic and foreign response to such activity, or other events outside of Bancorp’s control could have a material adverse impact on the financial services industry, the economy as a whole and on Bancorp’s business, results of operations and financial condition. Bancorp’s business continuity plan may not work as intended or may not prevent significant interruption of operations. Occurrence of any failures or interruptions of information systems could damage Bancorp’s reputation, result in loss of customer business, subject Bancorp to additional regulatory scrutiny, or expose Bancorp to civil litigation and possible financial liability, any of which could have an adverse effect on Bancorp’s financial condition and results of operations.

Security breaches or incidences of fraud could negatively impact Bancorp’s business, results of operations, and financial condition.

Bancorp’s assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. Bancorp employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training for all employees. Bancorp has invested in multiple preventative tools in an attempt to protect customers from cyber threats and corporate account takeover. Bancorp regularly provides educational information regarding cyber threats to customers. Bancorp utilizes multiple third-party vendors who have access to Bancorp’s assets via electronic media. While Bancorp requires third parties, many of whom are small companies, to have similar or superior controls in place, there is no guarantee that a breach of information could not occur. Activities of the Bank that subject Bancorp to risk of fraud by customers, employees, vendors, or members of the general public include ACH transactions, wire transactions, ATM transactions, checking transactions, credit card transactions and loan originations. Repeated incidences of fraud or a single large occurrence would adversely impact Bancorp’s reputation and results of operations.

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

Bancorp relies on software developed by third-party vendors to process various transactions. In some cases, Bancorp has contracted with third parties to run their proprietary software on Bancorp’s behalf. While Bancorp performs a review of controls instituted by applicable vendors over these programs in accordance with industry standards and performs testing of user controls, the Company relies on continued maintenance of controls by these third-party vendors, including safeguards over security of client data. Bancorp may incur a temporary disruption in the Company’s ability to conduct business or process transactions, or incur reputational damage, if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on Bancorp’s business. Further, if these third-party service providers experience difficulties, or should terminate their services, and the Company is unable to replace them on a timely basis, Bancorp’s business operations could be interrupted. If an interruption were to continue for a significant period of time, or if Bancorp incurred excessive costs involved with replacing third-party service provider, the Company’s business, financial condition and results of operations could be adversely affected.

Bancorp’s accounting policies and methods are critical to how Bancorp reports its financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how Bancorp records and reports its financial condition and results of operations. Bancorp must exercise judgment in selecting and applying these accounting policies and methods so they comply with GAAP.

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

Policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding Bancorp’s judgments and estimates pertaining to these matters, there can be no assurances that actual results will not differ from those estimates. See the section titled “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The CECL accounting standard will result in a significant change in how Bancorp recognizes credit losses and may have a material impact on Bancorp’s financial condition or results of operations.

In June 2016, the FASB issued ASU, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. Whereas the incurred loss model delays recognition of loss on financial instruments until it is probable a loss has occurred, the expected loss model will recognize a loss at the time the loan is first added to the balance sheet. As result of this differing methodology, Bancorp expects adoption of the CECL model will materially affect the determination of the allowance and could require a significant increase to the allowance. Any material increase to the required level of loan loss allowance could adversely affect Bancorp’s business, financial condition, and results of operations.

The CECL standard will become effective for Bancorp for fiscal years beginning January 1, 2020. See the section titled “Accounting Standards Updates Issued” for discussion regarding the anticipated one-time cumulative-effect adjustment to the allowance and stockholders’ equity. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

Bancorp may not be able to attract and retain skilled people.

Bancorp’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in the industry and markets in which Bancorp engages can be intense, and Bancorp may not be able to retain or hire the people wanted or needed. To attract and retain qualified employees, Bancorp must compensate them at market levels. If Bancorp is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain the Company’s competitive position, Bancorp’s performance, including the Company’s competitive position, could suffer, and, in turn, adversely affect Bancorp’s business, financial condition or results of operations.

Bancorp invests in partnerships that generate federal income tax savings and these may not continue.

Bancorp invests in certain partnerships that yield federal income tax credits resulting in higher net income for Bancorp. These transactions may also include lending to developers, further enhancing profitability of the transaction. These transactions typically involve a very limited number of counterparties. Availability and suitability of these transactions are not particularly predictable and may not continue to be favorable to Bancorp. Recently enacted income tax reform could result in fewer transactions and the extent to which federal income tax credits favorably affect Bancorp’s net income. Therefore, the positive effect on Bancorp’s net income may not continue at levels previously experienced.

The planned phasing out of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.

The LIBOR is the reference rate used for many of our transactions, including our lending and borrowing, as well as the derivatives that we use to manage risk related to such transactions. LIBOR will cease to exist as a published rate after 2021. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants such as Bancorp. As of December 31, 2019, Bancorp had approximately $404 million in variable rate loans with interest rates tied to LIBOR, of which approximately $259 million have maturity dates beyond December 31, 2021. Bancorp’s derivative activities based upon LIBOR include interest rate swap transactions with maturities beyond 2021 with notional amounts totaling approximately $99 million.

The FRB, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate. All loan and swap contracts extending beyond 2021 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted.

Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact Bancorp’s business, financial condition, and results of operations. Uncertainty regarding LIBOR and the taking of discretionary actions or negotiations of fall-back provisions could result in pricing volatility, adverse tax or accounting impacts, or additional compliance, legal and operational costs.

Acquisitions could adversely affect Bancorp’s financial condition and results of operations.

An institution that Bancorp acquires may have asset quality issues or contingent liabilities that Bancorp did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. Acquisitions of other institutions also typically require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution. The integration process is complicated and time consuming and could divert Bancorp’s attention from other business concerns and may be disruptive to its clients and clients of the acquired institution. Bancorp’s failure to successfully integrate an acquired institution could result in loss of key clients and employees, and prevent the Company from achieving expected synergies and cost savings. The Company may finance acquisitions with borrowed funds, thereby increasing the Bancorp’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location in Louisville. At December 31, 2019, in addition to the main office complex and the operations center, Bancorp owned 24 branch properties, two of which are located on leased land. At that date, Bancorp also leased 18 branch facilities including its WM&T facility. Of the 42 banking locations, 32 are located in the Louisville MSA, five are located in the Indianapolis MSA and five are located in the Cincinnati MSA.

Item 3.	Legal Proceedings.

In the ordinary course of operations, Bancorp and the Bank are defendants in various legal proceedings. There is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 4.	Mine Safety Disclosures.

NA

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2019, Bancorp had approximately 1,600 shareholders of record, and approximately 6,100 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2019.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	206	$39.99	—	$—
November 1 - November 30	3,432	40.61	—	—
December 1 - December 31	111	41.14	—	—
Total	3,749	$40.59	—	$—	741,196

(1)	Activity includes 3,749 shares of stock withheld to pay taxes due upon exercise of SARs and vesting of RSUs and PSUs.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at that time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities law. The plan, which will expire in two years unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. As of December 31, 2019, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

The first graph below compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the SNL Midwest Bank Index, and the SNL Bank NASDAQ Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2014 and that all dividends were reinvested.

In addition to the five-year period required by the SEC, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2009 and that all dividends were reinvested.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Stock Yards Bancorp, Inc.	$100.00	$116.39	$221.89	$182.02	$162.74	$209.44
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Midwest Bank Index	100.00	101.52	135.64	145.76	124.47	161.94
SNL Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Stock Yards Bancorp, Inc.	$100.00	$118.35	$102.29	$115.58	$169.75	$182.48	$212.39	$404.91	$332.15	$296.97	$382.17
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95	196.86	238.81	273.78	243.63	305.82
SNL Midwest Bank Index	100.00	124.18	117.30	141.18	193.28	210.12	213.32	285.02	306.28	261.54	340.27
SNL Bank NASDAQ Index	100.00	117.98	104.68	124.77	179.33	185.73	200.50	278.00	292.68	246.69	309.72

Item 6.	Selected Financial Data.

	As of and for the Years Ended December 31
(in thousands except per share data)	2019	2018	2017	2016	2015

Income Statement Data:
Interest income	$147,765	$129,773	$110,899	$102,207	$93,235
Interest expense	22,544	15,357	7,246	4,918	4,852
Net interest income	125,221	114,416	103,653	97,289	88,383
Provision for loan and lease losses	1,000	2,705	2,550	3,000	750
Non-interest income	49,790	45,346	44,499	42,920	39,315
Non-interest expenses	98,351	89,509	90,420	80,938	72,828
Income before income tax expense	75,660	67,548	55,182	56,271	54,120
Income tax expense	9,593	12,031	17,139	15,244	16,933
Net income	$66,067	$55,517	$38,043	$41,027	$37,187
Per Share Data:
Weighted average shares - Diluted	22,865	22,944	22,983	22,792	22,459
Net income per share - Basic	$2.92	$2.45	$1.69	$1.84	$1.68
Net income per share - Diluted	2.89	2.42	1.66	1.80	1.65
Cash dividends declared per share	1.04	0.96	0.80	0.72	0.64
Book value	17.97	16.11	14.71	13.88	12.80
Market value	41.06	32.80	37.70	46.95	25.19
Balance Sheet Data:
Securities available for sale	$470,738	$436,995	$574,524	$570,074	$565,876
Loans and leases	2,845,016	2,548,171	2,409,570	2,305,375	2,033,007
Allowance for loan and lease losses	26,791	25,534	24,885	24,007	22,441
Total assets	3,724,197	3,302,924	3,239,646	3,039,481	2,816,801
Deposits	3,133,938	2,794,356	2,578,295	2,520,548	2,371,702
Federal funds purchased	10,887	10,247	161,352	47,374	22,477
Federal Home Loan Bank advances	79,953	48,177	49,458	51,075	43,468
Stockholders' equity	406,297	366,500	333,644	313,872	286,519
Average Balances:
Total assets	$3,480,998	$3,159,726	$3,037,581	$2,886,396	$2,573,901
Stockholders’ equity	386,563	347,041	327,798	304,151	274,451
Selected Ratios:
Return on average assets	1.90%	1.76%	1.25%	1.42%	1.44%
Return on average stockholders’ equity	17.09	16.00	11.61	13.49	13.55
Average stockholders’ equity to average assets	11.10	10.98	10.79	10.54	10.66
Net interest rate spread	3.50	3.60	3.52	3.51	3.59
Net interest rate margin, fully tax-equivalent	3.81	3.83	3.64	3.59	3.67
Efficiency ratio (FTE)	56.13	55.92	60.61	57.39	56.62
Non-performing loans to total loans and leases	0.42	0.13	0.31	0.29	0.44
Non-performing assets to total assets	0.34	0.13	0.31	0.39	0.48
Net charge offs/(recoveries) to average loans	(0.01)	0.08	0.07	0.07	0.17
Allowance for loan losses to total loans and leases	0.94	1.00	1.03	1.04	1.10

Share and per share information has been adjusted to reflect the 3 for 2 stock-split in April 2016 effected in the form of a 50% stock dividend.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity, a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy:

December 31, (in thousands, except per share data)	2019	2018

Total stockholders' equity - GAAP (a)	$406,297	$366,500
Less: Goodwill	(12,513)	(682)
Less: Core deposit intangible	(2,285)	(1,057)
Tangible common equity - Non-GAAP (c)	$391,499	$364,761

Total assets - GAAP (b)	$3,724,197	$3,302,924
Less: Goodwill	(12,513)	(682)
Less: Core deposit intangible	(2,285)	(1,057)
Tangible assets - Non-GAAP (d)	$3,709,399	$3,301,185

Total stockholders' equity to total assets - GAAP (a/b)	10.91%	11.10%
Tangible common equity to tangible assets - Non-GAAP (c/d)	10.55%	11.05%

Total shares outstanding (e)	22,604	22,749

Book value per share - GAAP (a/e)	$17.97	$16.11
Tangible common equity per share - Non-GAAP (c/e)	17.32	16.03

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income (FTE) and non-interest income. The ratio excludes net gains (losses) on sales, calls, and impairment of investment securities, if applicable. In addition to the efficiency ratio normally presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes this ratio is important because it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships. The following table reconciles the efficiency ratio calculation to the adjusted efficiency ratio calculation.

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Total non-interest expenses (a)	$98,351	$89,509	$90,420
Less: Amortization of investments in tax credit partnerships	(1,078)	(1,237)	(7,124)
Total adjusted non-interest expenses (c)	$97,273	$88,272	$83,296

Total net interest income, fully tax equivalent	$125,445	$114,723	$104,446
Total non-interest income	49,790	45,346	44,499
Less: Gain/loss on sale of securities	-	-	(232)
Total revenue (b)	$175,235	$160,069	$149,177

Efficiency ratio, FTE (a) / (b)	56.13%	55.92%	60.61%
Adjusted efficiency ratio, FTE (c) / (b)	55.51%	55.15%	55.84%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. its wholly-owned subsidiary, Stock Yards Bank & Trust Company, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Stock Yards Bancorp, Inc. is a FHC headquartered in Louisville, Kentucky. SYB&T, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part II Item 8 “Financial Statements and Supplementary Data.”

This report contains forward-looking statements under the Private Securities Litigation Reform Act that involve risks and uncertainties. These forward-looking statements may be identified by the use of words such as “expect”, “anticipate”, “plan”, “foresee”, “believe” or other words with similar meaning. Although Bancorp believes assumptions underlying forward-looking statements contained herein are reasonable, any of these assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions both generally and more specifically in markets in which Bancorp and its subsidiary operate; competition for Bancorp’s customers from other providers of financial services; government legislation and regulation which change from time to time and over which Bancorp has no control; changes in interest rates; material unforeseen changes in liquidity, deterioration in the real estate market, results of operations or financial condition of Bancorp’s customers; or other risks detailed in Bancorp’s filings with the SEC and Part I Item 1A “Risk Factors,” all of which are difficult to predict and many of which are beyond the control of Bancorp.

Acquisition of King Bancorp, Inc. and its subsidiary King Southern Bank (“KSB”)

On May 1, 2019, Bancorp completed its acquisition of KSB for $28 million in cash. The acquisition expands Bancorp’s market area into nearby Nelson County, Kentucky, while expanding the customer base in Louisville, Kentucky. At May 1, 2019, KSB reported approximately $192 million in total assets, approximately $164 million in loans, and approximately $126 million in deposits. As a result of the acquisition, goodwill totaling $12 million was recorded during the second quarter of 2019, with nominal recast adjustments posted during the third and fourth quarters.

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million during the second quarter of 2019. Net income from the KSB acquisition was accretive to Bancorp’s overall operating results for the third and fourth quarters of 2019.

In connection with the acquisition, Bancorp became the 100% successor owner of King Bancorp Statutory Trust I (“KBST”), an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million on June 17, 2019.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

Critical Accounting Policies and Estimates

Bancorp’s consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates its accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, accounting and regulatory guidance, and information obtained from independent third-party professionals. Actual results may differ from those estimates made by management.

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee.

Allowance and Provision – An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries could occur. Periodically, loans are partially charged off to the net realizable value based upon the evaluation of related underlying collateral, including Bancorp’s expectation of resolution.

The provision reflects an allowance methodology driven by risk ratings, historical losses, specific loss allocations, and qualitative factors. Assumptions include many factors, such as changes in borrowers’ financial condition, which can change quickly, or historical loss ratios related to certain loan portfolios, which may or may not be indicative of future losses. In the first quarter of 2019, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 32 quarters to 36 quarters. This extension of the historical period was applied to all classes and segments of the loan portfolio. The expansion of the look-back period for the quantitative historical loss rate caused Bancorp to review the overall methodology for the qualitative factors to ensure Bancorp was appropriately capturing the risk not addressed in the quantitative historical loss rate. Management believes the extension of the look-back period is appropriate to capture the impact of a full economic cycle and more accurately represents the current level of risk inherent in the loan portfolio. To the extent that management’s assumptions prove incorrect, results from operations could be materially affected by a higher or lower provision. The accounting policy related to the allowance is applicable to the Commercial Banking segment of Bancorp.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2019 for qualitative factors including, among other factors, local economic and business conditions in each of our primary markets, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in value of underlying collateral for collateral-dependent loans, effect of other external factors such as national economic and business trends, the quality and depth of the loan review function, and management’s judgement of current trends and potential risks. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance based on their judgments and estimates.

Business Segment Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides custom-tailored financial planning, investment management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Overview – Operating Results

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2019, 2018 and 2017:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2019	2018	2017	2019 / 2018	2018 / 2017

Income before income tax expense	$75,660	$67,548	$55,182	12%	22%
Net income	66,067	55,517	38,043	19	46
Diluted earnings per share	2.89	2.42	1.66	19	46
ROA	1.90%	1.76%	1.25%	8	41
ROE	17.09%	16.00%	11.61%	7	38

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2019 compared to December 31, 2018:

●	In 2019, Bancorp set the following financial records:
o	Total revenue, comprising FTE net interest income and non-interest income, of $175.2 million, surpassing the previous record of $160.1 million in 2018
o	Net income of $66.1 million surpassing $55.5 million in 2018
o	The combination of record loan production and the KSB acquisition boosted the loan portfolio by $297 million, or 12%. Approximately $133 million, or 6%, of the growth related to the acquisition.
o	Total deposit growth $340 million
o	WM&T AUM of $3.3 billion
o	WM&T services income of $22.6 million boosted by record new business generation and strong market performance
o	ROA of 1.90%
o	ROE of 17.09%
●

Bancorp completed the acquisition of KSB on May 1st, adding approximately $164 million in loans and $126 million in deposits. Upon closing, goodwill totaling $12 million was recorded and net income from the acquisition was accretive to overall operating results for the third and fourth quarters of 2019.

●	The FRB lowered the FFTR by 25 bps on three (3) separate occasions in 2019 with Prime falling to 4.75%.
●	Consistent with changes in Prime, Bancorp lowered the stated rate of most interest-bearing deposit account types during 2019.
●	NIM declined 2 bps to 3.81% for 2019 compared to the prior year.
●	Net interest income increased $10.8 million, or 9%, for 2019.
●

Average loans increased $198 million, or 8%, from December 31, 2018 to December 31, 2019. Bancorp benefited from the KSB acquisition in addition to strong organic loan production and net loan growth in 2019.

●	Average interest-bearing deposits increased $237 million, or 12%, from December 31, 2018 to December 31, 2019.
●	Sustained sound credit metrics, including net loan loss recoveries for 2019, led to a reduced provision of $1.0 million compared with $2.7 million for 2018.

●	Bancorp’s allowance was 0.94% of total loans at December 31, 2019, compared with 1.00% at December 31, 2018.
●	Non-interest income increased $4.4 million, or 10%, during 2019 based on the following:
o	Strong market returns, new business generation, and growth in corporate retirement plans led to record WM&T income.
o	Debit and credit card revenue continued to benefit from increasing transaction volumes, an expanding customer base and incentives paid by card processors.
o	Treasury management fees continued to grow consistent with growth in the commercial deposit base.
o	Lower long-term interest rates boosted mortgage banking income in 2019.
o	Other non-interest income benefited from significant non-recurring swap fees collected, gain on sale of Visa Class B common stock and proceeds received from a life insurance policy.
●	Non-interest expenses increased $8.8 million, or 10%, during 2019 based on the following:
o	KSB related deal costs, in addition to ongoing operational expenses tied to banking center expansion, incurred in 2019.
o	Growth in full time equivalent employees in addition to higher production and performance based compensation attributable to record 2019 operating results drove the increase in compensation expense.
o	Card processing expenses trended upward consistent with revenue growth.
o	Employee benefit expense was elevated in 2019 consistent with higher 401(k) match and increased FICA expense.
o

Additional community support expense was recorded, as the Company increased its contribution to the Bank’s foundation, established to support various community initiatives, due to outstanding 2019 results.

o

In contrast to the above increases, no FDIC insurance expense was recorded for the third and fourth quarters of 2019, as the national FDIC Reserve Ratio reached 1.38%, or the FDIC’s targeted level, triggering the FDIC to release credits to small institutions.

●	Bancorp's efficiency ratio, calculated on a FTE basis, for 2019 was 56.13% compared with 55.92% for the same period in 2018.
●	The ETR decreased from 17.81% for 2018 to 12.68% for 2019 primarily due to two Kentucky state tax law changes that occurred during the first half of 2019.

Total stockholder’s equity to total assets was 10.91% as of December 31, 2019 compared to 11.10% at December 31, 2018 and 10.30% at December 31, 2017. Total equity increased $40 million in 2019, as record net income of $66.1 million was offset by dividends declared of $24 million, stock repurchases totaling $9 million, changes in AOCI and various stock based compensation.

TCE is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 10.55% as of December 31, 2019, compared with 11.05% at December 31, 2018, and 10.25% at December 31, 2017, with the decline attributable to the second quarter 2019 KSB acquisition. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2018 compared to December 31, 2017:

●	Record total revenue (FTE) of $160.1 million exceeded 2017 by $11 million, or 8%.
●	The FRB raised the FFTR by 25 bps on four (4) separate occasions in 2018 with Prime ending at 5.50%.
●	NIM improved 19 bps to 3.83% at December 31, 2018 despite a highly competitive lending environment and increasing rates paid on deposits.
●	Net interest income increased $10.8 million, or 10%, for 2018.
●	Record loan production boosted the loan portfolio by $139 million, or 6%.
●

Average loans increased $214 million, or 9%, from December 31, 2017 to December 31, 2018. Interest income on loans increased by $18.5 million, or 19% equally due to strong organic loan production and the increase in interest rates.

●	Average deposits increased $86 million, or 3%, from December 31, 2017 to December 31, 2018.
●	Higher funding costs on deposits and borrowings and deposit growth during 2018 resulted in increased interest expense of $8.1 million.
●	Credit quality metrics improved further over historically solid levels.
●	For the year ended December 31, 2018 and 2017, Bancorp recorded provision of $2.7 million and $2.6 million.
●	Bancorp’s allowance to total loans at December 31, 2018 and 2017 was 1.00% and 1.03%.
●	Non-interest income increased $847,000, or 2%, during 2018 based on the following:

o	WM&T income increased $1.0 million, or 5%, consistent with a rising stock market for most of 2018 and growth in client base.
o	Debit and credit card revenue continued to benefit from increasing transaction volume.
o	Offsetting the above increases, mortgage banking income declined 20% consistent with the increase in long-term interest rates in 2018.
o	Other non-interest income declined $432,000 consistent with the decline in swap fee income.
●	Non-interest expenses declined $911,000, or 1%, during 2018 based on the following:
o

The $5.9 million, or 83%, decline in amortization of investments in tax credit partnerships drove the overall net decline in non-interest expenses for 2018, as Bancorp experienced reduced investment opportunities related to these investments during the year

o	Compensation expense increased year over year based on the increase in full time equivalent employees, higher salaries and increased production and performance based compensation.
o	Higher technology and communications expenses related to computer operation additions and improvements.
o	Legal and professional fees were elevated in 2018 due to costs associated with the then pending KSB acquisition.
●	Bancorp's efficiency ratio, calculated on a FTE basis, for 2018 was 55.92% compared with 60.61% for the same period in 2017.
●

Tax expense declined $5.1 million, or 30%, in 2018, as the ETR decreased to 17.81% from 31.06% for 2017 primarily due to TCJA enacted on December 22, 2017 which reduced the marginal federal tax rate from 35% to 21% effective January 1, 2018. The tax reform resulted in higher taxes in 2017 from a one-time $5.9 million charge recorded to re-measure Bancorp’s net DTA. Also, the 2017 ETR included significantly more tax savings from stock-based compensation deductions and federal income tax credits.

Challenges for 2020:

Bancorp has identified the following challenges for fiscal year 2020:

●

Goals for fiscal year 2020 include net loan growth at a pace similar to that experienced in 2019, excluding the KSB acquisition. This will be impacted by competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. Bancorp believes there is continued opportunity for loan growth in all three of its markets and Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s overall success.

●

NIM compression in 2020 is a concern, as the FRB lowered the FFTR by 25 bps on three separate occasions in 2019, with Prime ending at 4.75%. Unlike the first two rate cuts in 2019, the decline in loan yields could not be fully offset by reductions in deposit rates for the third cut effective October 31st. Continued FFTR cuts could put pressure on NIM. Additionally, continued yield curve flattening is widely anticipated, with the possibility of short term rates exceeding longer term rates, resulting in an inverted yield curve.

●	A flattening or inverted yield curve may increase Bancorp’s funding costs while limiting rates that can be earned on loans and investments, thereby decreasing net interest income and earnings.
●

Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings as Bancorp competes for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings to Bancorp.

●

Bancorp derives significant non-interest income from WM&T services. Most of these fees are based upon the market value of AUM at respective period ends. To continue growth of this income source, Bancorp must attract new customers and retain existing customers. Bancorp believes there is opportunity for growth in its three markets. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets. Bancorp has no control over market volatility.

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

●

Over the past several years, Bancorp’s asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. Bancorp realizes that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, Bancorp anticipates this trend will likely normalize over time.

●

The CECL accounting standard will result in a significant change in how Bancorp recognizes credit losses. Whereas the incurred loss model delayed recognition of loss on financial instruments until it is probable a loss had occurred, the CECL model will recognize a loss at the time the loan is first added to the balance sheet. As result of this differing methodology, Bancorp expects adoption of the CECL model will materially affect the determination of the allowance.

●

Operating results for 2019 included several one-time non-recurring positive items such as: significant state tax benefits, life insurance death benefit proceeds, elevated loan prepayment and swap fees and a gain on sale of Visa Class B stock.

Results of Operations

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

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2019	2018	2017	2019 / 2018		2018 / 2017

Net interest income, FTE	$125,445	$114,723	$104,446	9.3%		9.8%
Net interest spread	3.50%	3.60%	3.52%	(10	)bps	8	bps
Net interest margin	3.81%	3.83%	3.64%	(2	)bps	19	bps
Average earning assets	$3,290,345	$2,998,526	$2,872,717	9.7%		4.4%
Five year Treasury note rate at year end	1.69%	2.51%	2.20%	-82	bps	31	bps
Average five year Treasury note rate	1.95%	2.75%	1.91%	-80	bps	84	bps
Prime rate at year end	4.75%	5.50%	4.50%	-75	bps	100	bps
Average Prime	5.29%	4.90%	4.10%	39	bps	80	bps
One month LIBOR at year end	1.76%	2.52%	1.56%	-76	bps	96	bps
Average one month LIBOR	2.22%	2.02%	1.11%	20	bps	91	bps

NIM and net interest spread calculations above exclude the sold portion of certain participation loans. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded, because Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Prime rate, the five year Treasury note rate and the one month LIBOR are included above to provide a general indication of the interest rate environment in which Bancorp operated. Approximately $1 billion, or 38%, of Bancorp’s loans are variable rate, of which 99% are indexed to either Prime or one month LIBOR and generally reprice as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury note.

Discussion of 2019 vs 2018:

During the third quarter of 2019, the FRB lowered the FFTR 25 bps twice; effective on August 1st and later during the quarter, effective September 19th. Effective October 31st, the FRB lowered the FFTR 25 bps once again with Prime ending at 4.75% at December 31, 2019 compared to 5.50% at December 31, 2018.

In response to the August FFTR reduction, Bancorp immediately lowered the stated rate of most interest-bearing deposit account types, in addition to lowering all CD offering rates. With regard to the September FFTR reduction, Bancorp immediately lowered stated rates on most personal money market and larger sweep customers in addition to CD offering rates. Bancorp was able to fully offset the loss in revenue, with the first and second FFTR move not impacting overall NIM. With the October 31st rate drop, the Bank lowered the stated rate of most interest-bearing deposit account types in addition to subsequently lowering all CD offering rates in early November. Unlike the previous two rate cuts by the FRB, the decline in loan yields could not be fully offset by reductions in deposit rates.

In the first half of 2018, Bancorp raised stated rates paid on money market accounts in addition to launching a targeted CD marketing campaign within its Louisville market to support loan growth in addition to increasing liquidity. The campaign generated over $100 million in CD growth in 2018. In addition, the deposit portfolio assumed from KSB in the second quarter of 2019 was and remains concentrated in higher costing time deposits. While Bancorp has not aggressively pursued deposits since mid-2018, falling interest rates in 2019 have driven an increase in non-interest bearing deposits.

In general, net interest income and NIM have been favorably impacted by elevated loan prepayment fees collected in 2019 with a much lighter impact experienced in the prior year. Offsetting the fee impact, the KSB portfolio mix of earning assets and interest bearing liabilities added during 2019 had a slight negative impact on NIM.

Net interest spread (FTE) and NIM (FTE) were 3.50% and 3.81%, for the year ended December 31, 2019 compared to 3.60% and 3.83% for the same period in 2018. Net interest income (FTE) of $125.4 million for the year ended December 31, 2019 increased $10.7 million, or 9%, from $114.7 million for the same period in 2018, led by growth in average interest earning assets, primarily loans. Total average earning assets increased $292 million, or 10%, to $3.3 billion for the year ended December 31, 2019, as compared with the same period in 2018, with the average rate earned on earnings assets increasing 16 bps to 4.50%. Average loans increased $198 million, or 8%, for the year ended December 31, 2019 compared to the same period in 2018, with the KSB acquisition contributing $102 million, or 52% of the total average increase. The remaining increase stemmed from record year to date organic loan production experienced across all markets. Average balances of FFS, interest bearing due from banks and AFS securities increased $91 million, or 19%, in total for the year ended December 31, 2019, as compared with 2018, as excess overall balance sheet liquidity was deployed into short-term investments.

Total interest income (FTE) increased $17.9 million, or 14%, for the year ended December 31, 2019, as compared with the same period in 2018, to $148.0 million. Approximately $15.9 million of this total increase related to loans (FTE), with the majority of this increase attributed to average balance growth.

Bancorp grew loan balances by $297 million, based in part on the KSB acquisition and record loan production in 2019. Bancorp was successful in growing loans in 2019 despite elevated levels of commercial loan payoffs, resulting largely from construction and land development borrowers moving elsewhere for permanent financing or CRE loans for which collateral was sold. Loan growth during 2019 reflected ongoing expansion in key lending categories such as C&I and owner-owner occupied CRE lending.

Total average interest bearing liabilities increased $202 million, or 10%, to $2.3 billion for the year ended December 31, 2019, as compared with the same period in 2018, with the average cost increasing 26 bps to 1.00%. Average interest bearing liabilities assumed in the KSB acquisition (deposits and FHLB advances) represented $78 million, or 39%, of the total increase. Average interest bearing deposits increased $237 million, or 12%, for the year ended December 31, 2019 compared to the same period in 2018, with approximately $58 million attributable to the KSB acquisition and concentrated in the time deposits category.

Total interest expense increased $7.2 million, or 47%, for the year ended December 31, 2019 compared to the same period in 2018 and was concentrated within interest bearing deposits. Approximately 62% of the total interest bearing deposit change was attributable to rate with fluctuations as follows:

●	Largely attributable to the KSB acquisition, the cost of time deposits increased from 1.29% to 2.02%, while the average balance increased $127 million, or 46%.

●	The cost of money markets increased from 0.84% to 1.02%, while the average balance increased $35 million, or 5%.
●	The cost of interest bearing demand deposits increased from 0.49% to 0.57%, while the average balance increased $64 million, or 8%.

The average balance of SSUAR decreased $24 million, or 38%, for the year ended December 31, 2019 compared to the same period in 2018, as a significant number of commercial customers migrated from lower yielding collateralized products to higher yielding non-collateralized deposits.

With higher levels of excess balance sheet liquidity in 2019, Bancorp maintained less reliance on short-term borrowing, leading to a $34 million decline in average balance of FFP and a favorable interest expense variance of $618,000.

Average FHLB advances increased $22 million, or 45%, for the year ended December 31, 2019 compared to 2018 based on advances assumed from the KSB acquisition. These advances were retained by Bancorp based upon favorable rates and terms in the overall execution of Bancorp’s asset liability management strategy. Also, as a result of the KSB acquisition, Bancorp assumed a $4 million subordinated note that was redeemed at par prior to the end of the second quarter of 2019.

Bancorp experienced a significant increase in corporate customer deposit balances during the fourth quarter along with seasonal deposits of approximately $90 million. Bancorp anticipates deposit balances to return to normal levels during the first part of 2020. While these accounts are profitable, the excess investment is expected to have a negative effect on NIM for the first part 2020, as short term rates are likely to remain significantly lower than rates for longer term loans. Similarly, $88 million in excess cash balances were also maintained at December 31, 2018 and reduced over the first six months of 2019.

Discussion of 2018 vs 2017:

The FRB increased the FFTR rate four times during 2018 with Prime ending at 5.50% at December 31, 2018.

Bancorp’s net interest income (FTE) increased $10.3 million, or 10%, for the year ended December 31, 2018 compared with the same period in 2017. Despite a competitive lending environment, net interest income was positively impacted by increased loan volume and the total yield earned on loans consistent with the increase in rates. Increased yields on taxable securities also positively impacted net interest income. Declines in balances of most earning asset categories, aside from loans, negatively impacted net interest income. Increases in volume and rates paid on deposits, FFP and other short-term borrowings also negatively impacted net interest income.

In 2018, average loans increased $214 million, or 9%, with strong organic loan production experienced in each of Bancorp’s three markets. Bancorp was able to achieve 6% annual net loan growth in 2018 despite elevated levels of CRE and C&I loan payoffs, resulting from borrowers moving elsewhere for permanent financing and CRE loans for which collateral was sold. Loan growth during 2018 reflected ongoing expansion in key lending categories such as C&I and owner-occupied CRE lending. Utilization rates on lines of credit excluding C&D loans were 51% and 52% as of December 31 2018 and 2017. Average securities AFS decreased $44 million, or 10%, from 2017 to 2018, while average FFS sold and interest bearing due from banks likewise decreased $46 million, or 41%.

The increase in average interest bearing liabilities from 2017 to 2018 occurred primarily in demand deposits, time deposits, and FFP and other short-term borrowings. Average total interest bearing deposit accounts increased $67 million, or 4%, and average non-interest bearing deposit accounts increased $19 million, or 3%, in 2018. Average time deposits increased $42 million, or 17%, in 2018 as Bancorp executed an aggressive strategic deposit gathering campaign in all markets, particularly in the Louisville market. Bancorp also purchased $30 million of brokered deposits in 2018, after having no brokered deposits in 2017. Bancorp continued to utilize fixed rate advances from the FHLB during 2018, as these rates compared favorably to similar term time deposits. Bancorp maintained an average of $49 million in FHLB advances in 2018 which was comparable with 2017. SSUAR averaged $63 million in 2018 compared with $70 million in 2017.

Average Balance Sheets and Interest Rates – Taxable Equivalent Basis

Years Ended December 31,	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$136,514	$2,933	2.15%	$67,083	$1,307	1.95%	$113,088	$1,330	1.18%
Mortgage loans held for sale	3,836	182	4.74	2,549	166	6.51	3,545	191	5.39
Securities available for sale:
Taxable	413,801	9,291	2.25	377,126	8,492	2.25	406,342	8,030	1.98
Tax-exempt	22,710	570	2.51	37,943	1,006	2.65	52,614	1,558	2.96
Federal Home Loan Bank stock	10,858	548	5.05	9,348	509	5.45	7,016	335	4.77
Loans, net of unearned income	2,702,626	134,465	4.98	2,504,477	118,600	4.74	2,290,112	100,248	4.38
Total interest earning assets	3,290,345	147,989	4.50	2,998,526	130,080	4.34	2,872,717	111,692	3.89
Less allowance for loan losses	27,057			25,130			24,974

Non-interest earning assets:
Cash and due from banks	44,884			42,783			41,621
Premises and equipment, net	63,197			42,773			41,793
Accrued interest receivable and other	109,629			100,774			106,424
Total assets	$3,480,998			$3,159,726			$3,037,581

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$875,897	$4,951	0.57%	$811,748	$4,008	0.49%	$757,023	$1,574	0.21%
Savings deposits	166,509	291	0.17	156,212	311	0.20	148,510	179	0.12
Money market deposits	695,411	7,105	1.02	660,222	5,529	0.84	697,182	2,740	0.39
Time deposits	406,176	8,213	2.02	278,888	3,593	1.29	237,368	1,482	0.62
Total interest bearing deposits	2,143,993	20,560	0.96	1,907,070	13,441	0.70	1,840,083	5,975	0.32
Securities sold under agreements to repurchase	38,555	101	0.26	62,580	157	0.25	70,187	134	0.19
Federal funds purchased	11,182	217	1.94	45,293	835	1.84	20,303	182	0.90
Federal Home Loan Bank advances	70,755	1,640	2.32	48,766	924	1.89	50,300	955	1.90
Subordinated note	922	26	2.82	—	—	—	—	—	—

Total interest bearing liabilities	2,265,407	22,544	1.00	2,063,709	15,357	0.74	1,980,873	7,246	0.37

Non-interest bearing liabilities:
Non-interest bearing demand deposits	765,103			703,453			684,044
Accrued interest payable and other	63,925			45,523			44,866

Total liabilities	3,094,435			2,812,685			2,709,783
Stockholders’ equity	386,563			347,041			327,798

Total liabilities and equity	$3,480,998			$3,159,726			$3,037,581
Net interest income		$125,445			$114,723			$104,446
Net interest spread			3.50%			3.60%			3.52%
Net interest margin			3.81%			3.83%			3.64%

Average Balance Sheets and Interest Rates - Taxable Equivalent Basis - Supplemental Information

●

Average loan balances include the principal balance of non-accrual loans, as well as all loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. Participation loans averaged $9 million, $15 million and $19 million for the years ended December 31, 2019, 2018 and 2017.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21% for 2019 and 2018 and 35% for 2017. Approximate tax equivalent adjustments to interest income were $224,000, $307,000 and $793,000 for the years ended December 31, 2019, 2018 and 2017.

●	Interest income includes loan fees of $2.0 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017.

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

The following table illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Bancorp’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. Tax-equivalent adjustments are based on a federal income tax rate of 21% for 2019 and 2018 and 35% for 2017. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Rate/Volume Analysis - Taxable Equivalent Basis

	Year ended December 31, 2019			Year ended December 31, 2018
	Compared to			Compared to
	Year ended December 31, 2018			Year ended December 31, 2017
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(In thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$1,626	$147	$1,479	$(23)	$654	$(677)
Mortgage loans held for sale	17	(52)	69	(25)	35	(60)
Securities available for sale:
Taxable	799	(25)	824	462	1,153	(691)
Tax-exempt	(436)	(51)	(385)	(552)	(151)	(401)
Federal Home Loan Bank stock	39	(39)	78	174	52	122
Loans, net of unearned income	15,864	6,191	9,673	18,352	8,559	9,793

Total interest income	17,909	6,171	11,738	18,388	10,302	8,086

Interest expense:
Deposits:
Interest bearing demand deposits	943	610	333	2,434	2,312	122
Savings deposits	(20)	(40)	20	132	122	10
Money market deposits	1,576	1,269	307	2,789	2,942	(153)
Time deposits	4,620	2,565	2,055	2,111	1,813	298
Total interest bearing deposits	7,119	4,404	2,715	7,466	7,189	277

Securities sold under agreements to repurchase	(56)	7	(63)	23	39	(16)
Federal funds purchased	(618)	42	(660)	653	302	351
Federal Home Loan Bank advances	716	237	479	(31)	(2)	(29)
Subordinated debt	26	—	26	—	—	—

Total interest expense	7,187	4,690	2,497	8,111	7,528	583

Net interest income	$10,722	$1,481	$9,241	$10,277	$2,774	$7,503

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

The December 31, 2019 simulation analysis, which shows interest rate sensitivity, indicates that increases in interest rates of 100 to 200 BPs would have a positive effect on net interest income, and decreases of 100 to 200 BPs in interest rates would have a negative effect on net interest income. The mix of assets and liabilities acquired in the KSB transaction slightly increased Bancorp’s exposure to falling rates. The overall increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in down 100 and 200 BP rate scenarios, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2019	NA	-4.99%	2.81%	5.74%

Approximately 62% of Bancorp’s loan portfolio has fixed rates with 38% priced at variable rates. Bancorp’s variable rate loans are above their floors and will reprice as rates change.

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value, with changes in fair value recorded in other non-interest income as interest rates fluctuate. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above. For additional information see the Footnote titled “Assets and Liabilities Measured and Reported at Fair Value.”

In addition, Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

Provision for Loan and Lease Losses

The provision represents a charge to earnings necessary to maintain an allowance that, in management’s evaluation, is adequate to provide coverage for inherent losses on outstanding loans. In determining the provision, management considers many factors. Among these are the quality of the loan portfolio, underlying collateral, previous loss experience, size and composition of the loan portfolio and an assessment of the impact of current economic conditions on borrowers’ ability to pay. The allowance is calculated after considering credit quality factors, and ultimately relies on an overall internal analysis of risk in the loan portfolio. Based on this analysis, the provision is determined and recorded. The provision reflects results of an allowance methodology that is driven by risk ratings, historical losses, specific loan loss allocations and qualitative factors. The provision is reflective a number of factors, including loan balance fluctuations and other quantitative and qualitative considerations. Loans are charged off when deemed uncollectible and a loss is identified or after underlying collateral has been liquidated; however, collection efforts may continue and future recoveries may occur. Periodically, loans may be partially charged off to net realizable value based upon collateral analysis and collection status.

An analysis of the changes in the allowance and selected ratios follows:

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Allowance at the beginning of the period	$25,534	$24,885	$24,007
Provision	1,000	2,705	2,550
Total charge-offs	(684)	(3,012)	(2,429)
Total recoveries	941	956	757
Total net loan (charge-offs)/recoveries	257	(2,056)	(1,672)
Allowance at the end of the period	$26,791	$25,534	$24,885
Average loans, net of unearned income	$2,702,626	$2,504,477	$2,290,112
Provision to average loans	0.04%	0.11%	0.11%
Net loan (charge-offs)/recoveries to average loans	0.01%	-0.08%	-0.07%
Allowance to average loans	0.99%	1.01%	1.08%
Allowance to total loans	0.94%	1.00%	1.03%

An analysis of net loan (charge-offs)/recoveries by loan portfolio segment follows:

Years Ended December 31, (in thousands)	2019	2018	2017

Commercial and industrial	$173	$(1,850)	$(1,580)
Construction and development, excluding undeveloped land	203	—	—
Undeveloped land	—	—	—
Real estate mortgage	62	(70)	56
Consumer	(181)	(136)	(148)
Total net loan (charge-offs)/recoveries	$257	$(2,056)	$(1,672)

Discussion of 2019 vs 2018:

Bancorp recorded provision of $1.0 million and $2.7 million for the years ended December 31, 2019 and 2018. Continued strong credit metrics and net recoveries of $257,000 in 2019 resulted in an allowance to total loans of 0.94% as of December 31, 2019, compared with 1.00% as December 31, 2018. The loans acquired in the May 2019 KSB acquisition were marked to market on the acquisition date and as such, did not receive an allowance.

Key indicators of loan quality remained consistent, or better than the prior year with the exception of increased classified balances, defined as OAEM, Substandard, and non-performing loans, which increased $4 million at December 31, 2019 compared to December 31, 2018.

●

OAEM classified loans declined $18 million from December 31, 2018 to December 31, 2019, as $16 million in loans were upgraded or paid off, while $8 million in loans were added to the classification and $10 million were downgraded to a substandard classification.

●	Substandard loan increased $14 million from December 31, 2018 to December 31, 2019, as two larger relationships were downgraded from OAEM to substandard.
●	Substandard non-performing loans increased $9 million from December 31, 2018 to December 31, 2019, mainly due to one large relationship that was downgraded from substandard.

Consistent with Bancorp’s methodology, the historical look-back period was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. Management believes the expansion of the look-back period more accurately represents the current level of risk in the loan portfolio and captures the effects of a full economic cycle. Based on the look-back period extension, the allowance level increased approximately $2.0 million during the first quarter of 2019.

The ratio of non-performing loans to total loans was 0.42% at December 31, 2019, compared with 0.13% at December 31, 2018. Non-performing loans, consisting of TDRs, non-accrual loans, and loans over 90 days past due still accruing, increased to $12 million at December 31, 2019 from $3 million at December 31, 2018, primarily due to one significant C&I relationship that was moved to non-accrual status in the fourth quarter of 2019. The relationship has been evaluated for potential loss, and the Company believes its reserve is adequate at year end. With the exception of this relationship, Bancorp considers the present asset quality metrics to be strong; however, recognizing the cyclical nature of the lending business, this trend will likely normalize over time.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the MSAs of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at December 31, 2019 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Discussion of 2018 vs 2017:

Bancorp recorded provision of $2.7 million and $2.6 million for the years ended December 31, 2018 and 2017. As a percentage of total loans, the allowance decreased to 1.00% at December 31, 2018 compared to 1.03% at December 31, 2017. Net loan charge-offs totaled 0.08% of average loans for 2018, as compared with 0.07% reported for 2017.

Non-performing loans decreased to $3 million at December 31, 2018 from $7 million at December 31, 2017, consistent with the decline in non-accrual loans. The ratio of non-performing loans to total loans was 0.13% at December 31, 2018, compared with 0.31% at December 31, 2017.

See addition discussion regarding the Allowance and Non-Performing Loans under the section titled “Financial Condition.”

Non-Interest Income

				Variance		Variance
				2019 / 2018		2018 / 2017
Years Ended December 31, (dollars in thousands)	2019	2018	2017	$	%	$	%

Wealth management and trust services	$22,643	$21,536	$20,505	$1,107	5%	$1,031	5%
Deposit service charges	5,513	5,759	6,172	(246)	(4)	(413)	(7)
Debit and credit card income	8,123	6,769	5,979	1,354	20	790	13
Treasury management fees	4,992	4,571	4,297	421	9	274	6
Mortgage banking income	3,090	2,568	3,221	522	20	(653)	(20)
Loss on sale of securities AFS	—	—	(232)	—	—	232	100
Net Investment products sales commissions and fees	1,498	1,677	1,629	(179)	(11)	48	3
Bank owned life insurance	1,031	1,129	1,159	(98)	(9)	(30)	(3)
Other	2,900	1,337	1,769	1,563	117	(432)	(24)
Total non-interest income	$49,790	$45,346	$44,499	$4,444	10%	$847	2%

Discussion of 2019 vs 2018:

Total non-interest income increased $4.4 million, or 10%, for the year ended December 31, 2019 compared to the same period in 2018. Non-interest income comprised 28% of total revenues, defined as net interest income (FTE) and non-interest income, for both the year ended December 31, 2019 and 2018. WM&T services and debit and credit card income comprised 45.5% and 16.3% of Bancorp’s total non-interest income for the year ended December 31, 2019 compared to 47.5% and 14.9% for the same period in 2018.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust AUM, stated at market value, ended 2019 at a record $3.32 billion, a 20% increase compared with $2.77 billion at December 31, 2018. AUM are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations, and consist of approximately 63% in equities and 37% in fixed income securities at December 31, 2019. WM&T revenue increased $1.1 million, or 5%, to a record $22.6 million for the year ended December 31, 2019, as compared with the same period in 2018 consistent with increased new business generation, strong market returns and growth in corporate retirement plans.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise over 97% of the WM&T revenue, increased $973,000, or 5%, for the year ended December 31, 2019, as compared with the same period in 2018. Non-recurring WM&T revenue, most notably executor, insurance, and some employee benefit plan-related fees, and the timing of these revenues, corresponds with the related administrative activities, and is also based on the market value of AUM. Total non-recurring fees increased $134,000, or 23%, for the year ended December 31, 2019, as compared with the same period in 2018. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

Years Ended December 31, (in thousands)	2019	2018	2017

Investment advisory	$9,072	$8,395	$7,464
Personal trust	7164	7,322	7,285
Personal investment retirement	5,324	4,994	4,829
Foundation and endowment	559	552	540
Custody and safekeeping	130	161	152
Brokerage and insurance services	52	53	40
Other	342	59	195

Total wealth management and trust services income	$22,643	$21,536	$20,505

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are based on AUM and tailored for individual accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs, and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services, which typically consist of a one-time conversion fee with recurring AUM fees to follow. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated via writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Trust Assets Under Management:

Trust AUM (not included on balance sheet) grew from $2.77 billion at December 31, 2018 to a record $3.32 billion at December 31, 2019.

Trust Assets Under Management by Account Type:

	2019		2018
December 31, (in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)
Investment advisory	$1,347,389	$21,759	$1,077,904	$34,214
Personal trust	617,984	96,506	532,254	80,167
Personal individual retirement	437,193	2,799	344,900	2,363
Corporate retirement	45,097	436,188	47,884	390,619
Foundation and endowment	231,704	1,343	187,492	1,020

Total accounts	$2,679,367	$558,595	$2,190,434	$508,383
Custody and safekeeping	—	81,850	—	66,058

	$2,679,367	$640,445	$2,190,434	$574,441
Total managed and non-managed assets	$3,319,812		$2,764,875

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

As of December 31, 2019 and 2018, approximately 81% and 79% of AUM were actively managed. The majority of managed assets are in investment advisory, personal trust and agency accounts. Corporate retirement plan accounts primarily consist of participant directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets Under Management by Class of Investment:

December 31, (in thousands)	2019	2018

Interest bearing deposits	$145,710	$139,779
US Treasury and government agency obligations	46,950	53,513
State, county and municipal obligations	136,575	128,057
Money market mutual funds	7,511	8,627
Equity mutual funds	654,569	485,961
Other mutual funds - fixed, balanced, and municipal	339,296	290,352
Other notes and bonds	182,940	155,701
Common and preferred stocks	1,037,695	801,690
Real estate mortgages	332	352
Real estate	51,059	49,840
Other miscellaneous assets (1)	76,730	76,562

Total managed assets	$2,679,367	$2,190,434

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations, and consist of approximately 63% in equities and 37% in fixed income securities at December 31, 2019. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges decreased $246,000, or 4%, for the year ended December 31, 2019, as compared with the same period in 2018. Deposit service charge income is primarily driven by changes in customer and transaction volume, which can fluctuate from period to period. Consistent with the industry, Bancorp has experienced a steady decline in fees earned on overdrawn checking accounts. Management expects this source of revenue to continue its slow decline due to anticipated changes in customer behavior, including reduced check volume and ongoing regulatory restrictions.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $1.4 million, or 20%, for the year ended December 31, 2019, as compared with the same period in 2018 consistent with increased volume resulting from continued growth in the customer bases. Total debit card income increased $500,000, or 10%, for the year ended December 31, 2019, while credit card income increased $854,000, or 56%, for the same period. In 2019, credit card income included a $47,000 non-recurring fee from its card processor for reaching activity incentive thresholds. This was the first such payment received since the Bank launched this product in mid-2015. Also, 2019 debit card revenue included a similar non-recurring fee of $174,000. No similar non-recurring debit or credit card incentives were received in 2018. Both debit and credit card volume, which are dependent on customer behavior and new accounts, are expected to continue to increase. Bancorp expects a slight decrease in interchange rates as service providers gravitate to lower cost options within the market, however, growth in number of accounts and transaction volume is anticipated to offset the decline in rates.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category has been a growing source of revenue for Bancorp, increasing $421,000, or 9%, for the year ended December 31, 2019 compared to 2018. Bancorp anticipates this income category will continue to increase based upon continued customer base growth and the expanding suite of services offered.

Mortgage banking income primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market, primarily to the FNMA. Interest rates on the loans sold to FNMA are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $522,000, or 20%, for the year ended December 31, 2019 compared to 2018. Mortgage transaction volume began to increase in the second quarter and to a larger extent into the third quarter of 2019, as mortgage rates declined, spurring an increase in refinancing activity. During the third quarter, the ten year treasury rate/ yield curve, which mortgage rates closely follow, began a steep decline leading to the lowest mortgage rates in several years.

In 2019 and 2018, Bancorp did not sell any securities AFS. Management has the intent and ability to hold all remaining investment securities AFS for the foreseeable future.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management, and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department. Net investment product sales commissions and fees decreased $179,000, or 11%, for the year ended December 31, 2019, as compared with the same period in 2018. Advisor turnover in addition to regulatory changes that have lowered commissions on several product offerings have negatively impacted the brokerage department throughout 2019.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income decreased $98,000 in 2019 compared to 2018, as a result of life insurance proceeds received in both periods having reduced the related earning assets in addition to lower crediting rates on those investments.

Other non-interest income increased $1.6 million for the year ended December 31, 2019, as compared with the same period in 2018 primarily due to the following non-recurring items:

●

Interest rate swap fees on loans of $788,000 and $119,000 were recognized in 2019 and 2018. Opportunities to earn swap fee income are sporadic due to the specialized nature of these type of transactions.

●	Approximately $142,000 and $112,000 in life insurance proceeds (outside of the traditional BOLI program) were recognized in 2019 and 2018.
●	Approximately $212,000 was realized during 2019 when Bancorp sold a nominal amount of Visa Class B stock, an illiquid $0 basis investment that was acquired in the TBOC acquisition.
●	In 2019, Bancorp recognized $126,000 related to banking center re-location incentivization.
●	Approximately $130,000 was received in 2019 related to a historic tax-credit investment tax distribution.

Discussion of 2018 vs 2017:

Total non-interest income increased $847,000, or 2%, for the year ended December 31, 2018 compared to the same period in 2017. Non-interest income comprised 28.3% and 30.4% of total revenues for the year ended December 31, 2018 compared to 2017. WM&T services and debit and credit card income comprised 47.5% and 14.9% of Bancorp’s total non-interest income for the year ended December 31, 2018 compared to 46.1% and 13.4% for the same period in 2017.

WM&T revenue increased $1.0 million, or 5%, for the year ended December 31, 2018, as compared with the same period in 2017 consistent with a rising stock market for most of 2018 and new clients added. Trust AUM, stated at market value, totaled $2.77 billion at December 31, 2018, a 2% or slight decline compared with $2.81 billion at December 31, 2017.

Recurring fees earned for managing trust accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees increased $789,000, or 4%, for the year ended December 31, 2018, as compared with the same period in 2017, while total non-recurring fees increased $242,000 for the same period.

Deposit service charges decreased $413,000, or 7%, for 2018 compared with 2017 due to the general market trend of customers transitioning away from fee based accounts towards fee-free checking offerings and a reduction in fees related to overdrawn checking accounts.

Debit and credit card revenue increased $790,000, or 13%, for 2018 compared with 2017 consistent with the growth in the customer base and corresponding card usage. Debit card interchange income increased $386,000, or 8%, in 2018, as compared with 2017. Commercial credit card interchange income increased $376,000, or 34%, year over year based on volume and expansion of the program.

Treasury management revenue increased $274,000, or 6%, in 2018 compared with 2017 consistent with customer base expansion and as more existing customers took advantage of offered services.

Mortgage banking revenue decreased $653,000, or 20%, in 2018 compared with 2017, as rising interest rates slowed refinancing activity.

In 2017, Bancorp sold an equity security, realizing a loss of $263,000, and one security was called prior to maturity resulting in the receipt of a $31,000 pre-payment penalty.

Net investment product sales commissions and fees increased $48,000, or 3%, in 2018, corresponding to overall brokerage volume.

BOLI income decreased $30,000, or 3%, in 2018 compared to 2017. While BOLI income in 2018 and 2017 included life insurance proceeds of $382,000 and $348,000, overall income declined consistent with decreasing crediting rates on investments.

Other non-interest income decreased $432,000, or 24%, during 2018 compared with 2017. Included in this category is interest rate swap fee income, which totaled $119,000 and $227,000 for 2018 and 2017. This category contains a variety of other income sources, none of which resulted in individually significant variances in comparison.

Non-interest expenses

The following table provides a comparison of components of non-interest expenses for years ended 2019, 2018 and 2017. Below the table is a discussion of significant changes and trends.

				Variance		Variance
				2019 / 2018		2018 / 2017
Years Ended December 31, (dollars in thousands)	2019	2018	2017	$	%	Change	%

Compensation	$50,319	$46,104	$42,581	$4,215	9%	$3,523	8%
Employee benefits	11,038	10,098	9,987	940	9	111	1
Net occupancy and equipment	8,417	7,653	7,393	764	10	260	4
Technology and communication	9,591	8,897	7,957	694	8	940	12
Marketing and business development	3,627	3,099	2,716	528	17	383	14
Postage, printing and supplies	1,652	1,558	1,475	94	6	83	6
Legal and professional	3,014	2,614	2,393	400	15	221	9
FDIC insurance	245	961	960	(716)	(75)	1	0
Amortization of investments in tax credit partnerships	1,078	1,237	7,124	(159)	(13)	(5,887)	(83)
Capital and deposit based taxes	3,870	3,325	3,440	545	16	(115)	(3)
Other	5,500	3,963	4,394	1,537	39	(431)	(10)
Total non-interest expenses	$98,351	$89,509	$90,420	$8,842	10%	$(911)	(1)%

Discussion of 2019 vs 2018:

Total non-interest expenses increased $8.8 million, or 10%, in 2019 compared to 2018. Compensation and employee benefits comprised 62% and 63% of Bancorp’s total non-interest expenses for 2019 and 2018.

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $4.2 million, or 9%, for 2019 compared to 2018. Consistent with record 2019 results, bonus expense of $5.8 million was recorded during 2019 compared to $4.5 million during 2018. Net full time equivalent employees increased from 591 at December 31, 2018 to 615 at December 31, 2019. While 25 employees were added in connection with the KSB acquisition, 2019 reflects a higher concentration of non-KSB related loan production personnel added. In addition, non-recurring severance and employee retention expense of nearly $500,000 was recorded in 2019 as a result of the KSB acquisition.

Employee benefits consists of all personnel related expense not included in compensation, with the most significant items being health insurance, payroll taxes, and retirement plan contributions. Employee benefits increased $940,000, or 9%, in 2019 compared with 2018. Growth in full time equivalent employees, increased 401(k) matching contributions, increased FICA expense associated with the growth in compensation and higher employee recruiting costs resulted in the overall increase. Effective January 1, 2019, as a recruitment strategy, Bancorp amended its 401(k) plan to allow employer matching contribution eligibility following 30 days of employment.

Net occupancy and equipment expense primarily includes depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $764,000, or 10%, for 2019 compared with 2018. Bancorp opened one branch location during the third quarter of 2019 in Mt. Washington, Kentucky and added five branch locations associated with the KSB acquisition during the second quarter. Bancorp closed three of the acquired branch locations in Louisville during the third quarter of 2019 due to their proximity to existing Bancorp branches. All three buildings and were sold in 2019 resulting in positive re-cast adjustments to goodwill. The KSB locations added $238,000 of additional occupancy and equipment expense for 2019.

Technology and communications expense include ongoing computer software amortization, equipment depreciation, debit and credit card processing expenses and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $529,000, or 8%, in 2019 compared to 2018 due largely to increases in computer infrastructure upgrades and maintenance costs. KSB related one-time non-recurring expenses totaled $104,000 for 2019. Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth. Debit and credit card processing expense increased $165,000, or 7%, for 2019 as compared with 2018, as a result of a growing customer base and increased transaction volume.

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers and acquiring new business. Marketing and business development expenses increased $528,000, or 17%, for 2019 as compared with 2018 largely due to increased community support expenses. In connection with record operating results, Bancorp committed to pay $600,000 to the Bank’s foundation, established to support various community initiatives, as of December 31, 2019 compared to $125,000 as of December 31, 2018.

Postage, printing and supplies expenses increased $94,000, or 6%, in 2019 compared to 2018, primarily due to the KSB acquisition.

Legal and professional fees increased $400,000, or 15%, for 2019 compared to 2018. One-time costs associated with the KSB acquisition totaled nearly $867,000 in 2019 compared to $337,000 incurred in late 2018 in anticipation of the acquisition. Additional costs associated with consulting engagements also contributed to the period over period increase.

No FDIC insurance expense was recorded for the third or fourth quarters of 2019, as the national FDIC Reserve Ratio reached 1.38%, triggering the FDIC to release credits to small institutions (less than $10 billion in total consolidated assets). This change was announced in 2016 and it took approximately three years for the threshold to be met and the corresponding credits issued.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. Amortization of investments in tax credit partnership decreased $159,000, or 13%, from 2018 to 2019.

Capital and deposit based taxes increased $545,000, or 16%, in 2019 compared to 2018 in connection with general balance sheet growth and the KSB acquisition.

Other non-interest expenses increased $1.5 million, or 39%, for 2019 compared to 2018 primarily due to the following:

●	Expense associated with Bancorp’s growing credit card program, mainly rebates/ rewards, increased $307,000.

●	Core deposit intangible amortization increased $122,000 as a result of the KSB acquisition.
●	Miscellaneous losses, most notably fraudulent check losses increased $157,000.
●	In connection with the signing of a hosting contract related to Bancorp’s core processing system, assets totaling $347,000 were written off.
●	Gains on sales of OREO were higher in 2018 by $109,000.
●	Director compensation increased $379,000.

Bancorp’s efficiency ratio for 2019 of 56.13% increased from 55.92% in 2018. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 55.51% and 55.15% for 2019 and 2018. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2018 vs 2017:

Total non-interest expenses decreased $911,000, or 1%, in 2018 compared to 2017. Compensation and employee benefits comprised 63% and 58% of Bancorp’s non-interest expenses for 2018 and 2017.

Compensation increased $3.5 million, or 8%, in 2018 compared with 2017. The increases reflected higher salaries, increased production and performance based compensation, including stock compensation, and the addition of personnel associated with growth and operational support. At December 31, 2018, Bancorp had 591 full-time equivalent employees compared with 580 at December 31, 2017.

Employee benefits increased $111,000, or 1%, in 2018 compared with 2017, primarily due to increased health insurance. Bancorp is self-insured, and health insurance costs fluctuate consistent with claims levels.

Net occupancy and equipment expense increased $260,000, or 4%, from 2017 to 2018 associated with increased costs of capital asset additions recognized over lives of the assets in the form of depreciation expense.

Technology and communications expenses increased $940,000, or 12%, from 2017 to 2018 largely due to increases in computer system additions and improvements.

Marketing and business development expenses increased $383,000, or 14%, in 2018 compared with 2017, due to advertising costs associated with deposit gathering campaigns in 2018.

Postage, printing and supplies expenses increased $83,000, or 6%, in 2018 compared with 2017. The increase year over year was comprised of numerous items, none of which were individually significant.

Legal and professional fees increased $221,000 to $2.6 million in 2018 from $2.4 million in 2017 due to costs associated with the anticipated KSB acquisition and out-sourcing assistance for loan review and tax services.

FDIC insurance expense was unchanged from 2017 to 2018.

Amortization of investments in tax credit partnerships decreased $5.9 million for the year ended December 31, 2018 compared with the same period of 2017, as the amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of investments.

Capital and deposit based taxes decreased $115,000, or 3%, in 2018, as compared with 2017 as a result of reduced local deposit-based tax expense.

Other non-interest expenses decreased $431,000, or 10%, for the year ended December 31, 2018 compared with the same period of 2017. Expenses for 2017 included a $266,000 liability accrual related to an estimated loss from certain administrative proceedings arising in the course of business.

Bancorp’s efficiency ratio for 2018 of 55.92% decreased from 60.61% in 2017. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 55.15% and 55.84% for 2018 and 2017. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Income tax expense	$9,593	$12,031	$17,139
Effective tax rate	12.68%	17.81%	31.06%

Discussion of 2019 vs 2018:

The decline in the ETR from 2018 to 2019 related primarily to the following two Kentucky state tax law changes:

●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.2 million, or approximately $0.06 per diluted share for 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

●

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributes, including net operating loss carryforwards. The combined filing beginning in 2021 will allow Bancorp’s Holding Company net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.7 million predominantly in the second quarter of 2019, or approximately $0.12 per diluted share for 2019.

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from time to time.

Discussion of 2018 vs 2017:

The decrease in the ETR from 2017 to 2018 was due to the decrease in the federal marginal income tax rate from 35% to 21% effective January 1, 2018, as a result of the TCJA enacted on December 22, 2017. The 2017 ETR was significantly increased by a $5.9 million charge, also due to the TCJA, to revalue Bancorp’s net DTA. The increase was somewhat offset by the positive effects of federal income tax credits and stock-based compensation.

Financial Condition – December 31, 2019 Compared to December 31, 2018

Overview

Total assets increased $421 million, or 13%, to $3.7 billion at December 31, 2019, from $3.3 billion at December 31, 2018. Average assets increased $321 million, or 10%, to $3.5 billion at December 31, 2019 boosted by a $292 million, or 10%, increase in average interest earning assets. The year over year asset increases reflect increases in loans, cash and cash equivalents, AFS securities, premises and equipment, goodwill and other assets. Bancorp acquired total assets of approximately $192 million on May 1, 2019 in connection with the KSB acquisition and recognized goodwill of approximately $12 million.

Despite significant funding deployed in the form of loans, cash and cash equivalents increased $51 million, or 26%, and AFS securities increased $34 million, or 8%, as seasonal deposits and elevated levels of excess balance sheet liquidity was held in short-term investments at December 31, 2019. Bancorp experienced a significant increase in corporate customer deposit balances during the fourth quarter along with seasonal deposits of approximately $90 million. Bancorp anticipates deposit balances to return to normal levels during the first part of 2020. While these accounts are profitable, the excess investment is expected to have a negative effect on NIM for the first part 2020, as short term rates are likely to remain significantly lower than rates for longer term loans. Similarly, $88 million in excess cash balances were also maintained at December 31, 2018 and reduced over the first six months of 2019.

Loans increased $297 million, or 12%, in 2019 including $134 million in loans acquired in the KSB acquisition. Record loan production experienced subsequent to the first quarter of 2019 contributed to non-acquisition, or legacy, loan growth of $163 million, or 6%, for 2019. Average loans increased $198 million, or 8% in 2019, including $102 million in average loans from the KSB acquisition. Bancorp was successful in growing loans in 2019 despite elevated levels of commercial loan payoffs, resulting largely from construction and land development borrowers moving elsewhere for permanent financing or CRE loans for which collateral was sold. Loan growth during 2019 reflected ongoing expansion in key lending categories such as C&I and owner-owner occupied CRE lending.

Premises and equipment increased $14 million, or 31%, primarily the result of establishing a right of use lease asset upon adopting ASU 2016-02, Leases, in 2019 and the addition of KSB branches.

Total liabilities increased $381 million, or 13%, to $3.3 billion as of December 31, 2019, from $2.9 billion as of December 31, 2018. Average interest bearing liabilities increased $202 million, or 10%, as of December 31, 2019. Bancorp assumed $177 million in liabilities in connection with the KSB acquisition as of May 1, 2019.

Total deposits increased $340 million, or 12%, as of December 31, 2019 with non-interest bearing demand deposits increasing $100 million, or 14%, and interest bearing deposits increasing $240 million, or 12%, based on growth in balances of both new and existing customers. Approximately $188 million in the 2019 deposit growth occurred in the fourth quarter of 2019, with a significant portion of those balances associated with seasonal deposits which were maintained at similar levels compared to December 31, 2018.

SSUAR balances decreased $4 million, or 12%, as customers continued to migrate to higher-yielding, non-collateralized deposits in 2019. FHLB advances increased $32 million, or 66%, as Bancorp retained the fixed rate long term advances assumed from KSB. These advances were retained by Bancorp based upon favorable rates and terms in the overall execution of Bancorp’s asset liability management strategy. Other liabilities increased $14 million, or 29%, largely due to the adoption of ASU 2016-02, Leases, in 2019.

Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources and credit and liquidity considerations.

Securities AFS include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities AFS for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity.

All of Bancorp’s securities are classified as AFS. Carrying value is summarized as follows:

December 31, (in thousands)	2019	2018
U.S. Treasury obligations	$49,897	$—
Government sponsored enterprise obligations	209,944	261,039
Mortgage-backed securities – government agencies	193,861	146,277
Obligations of states and political subdivisions	17,036	29,679
	$470,738	$436,995

Maturity distribution and weighted average interest rates of debt securities AFS follows:

			After one but		After five but
December 31, 2019	Within one year		within five years		within ten years		After ten years
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury obligations	$49,897	1.65%	$-	—%	$-	—%	$-	—%
Government sponsored enterprise obligations	70,097	1.66	27,870	1.75	2,838	2.12	109,139	2.64
MBS - government agencies	31	1.69	5,104	2.56	39,904	1.99	148,822	2.4
Obligations of states and political subdivisions	9,317	2.22	4,338	1.52	3,381	1.86	—	—

	$129,342	1.70%	$37,312	1.83%	$46,123	1.99%	$257,961	2.50%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(in thousands)	2019	2018	2017	2016	2015

Commercial and industrial	$870,511	$833,524	$779,014	$736,841	$644,398
Construction and development, excluding undeveloped land	213,822	225,050	195,912	192,348	134,482
Undeveloped land(1)	46,360	30,092	18,988	21,496	21,185
Real estate mortgage:
Commercial investment	736,618	588,610	594,902	538,886	436,989
Owner Occupied commercial	473,783	426,373	398,685	408,292	420,666
1-4 family residential	334,358	276,017	262,110	249,498	226,575
Home equity - first lien	48,620	49,500	57,110	55,325	50,115
Home equity - junior lien	73,477	70,947	63,981	67,519	63,066
Subtotal: Real estate mortgage	1,666,856	1,411,447	1,376,788	1,319,520	1,197,411
Consumer	47,467	48,058	38,868	35,170	35,531
Total Loans(2)	$2,845,016	$2,548,171	$2,409,570	$2,305,375	$2,033,007

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Bancorp’s loan portfolio increased $297 million, or 12%, during 2019 as a result of the KSB acquisition, record organic loan production while being challenged by elevated levels of prepayments and payoffs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and real estate mortgage loan totals above, and a corresponding liability is recorded in other liabilities. At December 31, 2019 and 2018, total participated portions of loans of this nature were $8 million and $11 million respectively.

The following tables detail amounts of loans at December 31, 2019 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also shown are C&I loans due after one year and C&D loans due after one year, classified according to sensitivity to changes in interest rates.

	Maturing
	Within one	After one but
(in thousands)	year	within five years	After five years	Total

Commercial and industrial	$291,714	$450,984	$127,813	$870,511
Construction and development including undeveloped land	82,254	100,727	77,201	260,182
Real estate mortgage	193,647	766,818	706,391	1,666,856
Consumer	28,036	18,582	849	47,467

Total loans	$595,651	$1,337,111	$912,254	$2,845,016

C&I loans maturing after one year:

(in thousands)	Fixed rate	Variable rate

Due after one but within five years	$236,234	$214,750
Due after five years	64,988	62,825

	$301,222	$277,575

C&D loans including undeveloped land maturing after one year:

(in thousands)	Fixed rate	Variable rate

Due after one but within five years	$45,019	$55,708
Due after five years	9,032	68,169

	$54,051	$123,877

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will be set in place at five years from origination date to limit interest rate sensitivity.

LIBOR will cease to exist as a published rate after 2021. As of December 31, 2019, Bancorp had approximately $404 million in variable rate loans with interest rates tied to LIBOR, of which approximately $259 million have maturity dates beyond December 31, 2021. Bancorp’s derivative activities based upon LIBOR include interest rate swap transactions with maturities beyond 2021 with notional amounts totaling approximately $99 million. Bancorp has established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR uncertainty and changes and to guide the Company’s response. This team is currently working to gain an understanding of the specific products, systems, borrowing arrangements and legal agreements that will be impacted by the change.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2019	2018	2017	2016	2015

Non-accrual loans	$11,494	$2,611	$6,511	$5,295	$7,693
Troubled debt restructurings	34	42	869	974	1,060
Loans past due 90 days or more and still accruing	535	745	2	438	176
Total non-performing loans	12,063	3,398	7,382	6,707	8,929
Other real estate owned	493	1,018	2,640	5,033	4,541
Total non-performing assets	$12,556	$4,416	$10,022	$11,740	$13,470

Non-performing loans to total loans	0.42%	0.13%	0.31%	0.29%	0.44%
Non-performing assets as to total assets	0.34%	0.13%	0.31%	0.39%	0.48%
Allowance to non-performing loans	222%	751%	337%	358%	251%

Non-accrual loans in 2015 include $400,000 of TDRs previously on accrual status.

The following table sets forth major classifications of non-accrual loans:

December 31, (in thousands)	2019	2018

Commercial and industrial	$8,202	$192
Construction and development, excluding undeveloped land	—	318
Undeveloped land	—	474
Real estate mortgage - commercial investment	740	138
Real estate mortgage - owner occupied commercial	2,278	586
Real estate mortgage - 1-4 family residential	123	760
Home equity	151	143
Consumer	—	—
Total non-accrual loans	$11,494	$2,611

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments was $552,000, $93,000, and $338,000 for 2019, 2018, and 2017. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $491,000, $391,000, and $159,000 for 2019, 2018, and 2017.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $37 million and $23 million at December 31, 2019 and 2018. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

Non-accrual loans were $11 million, or 0.40%, of total loans outstanding at December 31, 2019 versus $3 million, or 0.13%, of total loans at December 31, 2018. The increase was due to one large C&I relationship that has been evaluated for potential loss and the Company believes its reserve allocation for this relationship is adequate at December 31, 2019.

Non-performing assets as a percentage of total assets increased 21 bps from 2018 to 2019, primarily due to the aforementioned increase in non-accrual loans. At December 31, 2019 and 2018, the carrying value of OREO was $493,000 and $1.0 million. Bancorp recorded impairment charges on OREO totaling $70,000, $32,000 and $171,000 in 2019, 2018 and 2017.

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

As of December 31, 2019, TDRs consisted of two loans totaling $34,000.

Allowance for Loan and Lease Losses

An allowance has been established to provide for probable losses on loans that may not be fully repaid. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Loans are typically charged- off when management deems them uncollectible and after underlying collateral has been liquidated; however, collection efforts continue and future recoveries may occur. Periodically, loans may be partially charged off to the net realizable value based upon evaluation of related underlying collateral, including Bancorp’s proclivity for resolution.

Bancorp’s lending policies and procedures center on mitigating credit risk and include procedures to identify and measure this risk. These procedures begin with lenders assigning a risk rating to each of their credits and this rating is confirmed in the loan approval process for new and renewed loans. Additionally, risk ratings may be changed at the time in which the borrower’s performance weakens, or other factors are learned in evaluating the borrower’s specific risk. Internal loan review, through a year-round process of examining individually significant obligor relationships, concentrations, and a broad sample of Bancorp’s portfolio, tests the reliability of these risk assessments. Additionally, a review of this process is an integral part of regulatory bank examinations.

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
●

Additional allowance allocations are based on environmental or qualitative factors not necessarily associated with a specific credit or loan category and represent management’s effort to ensure that the overall allowance appropriately reflects changes in trends, conditions and other relevant factors that may cause estimated credit losses to differ from historical experience. Management considers a number of environmental or qualitative factors, including local and general economic business factors, trends and portfolio concentrations.

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

Historical net loss percentages are updated quarterly based on actual losses experienced by each loan type. Perception of risk with respect to particular loans within the portfolio will change over time as a result of characteristics and performance of those loans, overall economic and market trends, and actual and expected trends in non-performing loans. In the first quarter of 2019, Bancorp extended the historical period used to capture Bancorp’s historical loss ratios from 32 quarters to 36 quarters. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of our loan portfolio. Expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for qualitative factors to ensure we were appropriately capturing risk not addressed in the quantitative historical loss rate. Management believes extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate.

Bancorp’s allowance calculation includes allocations to loan portfolio segments at December 31, 2019 for qualitative factors including, among other factors, local economic and business conditions, quality and experience of lending staff and management, exceptions to lending policies, levels of and trends in past due loans and loan classifications, concentrations of credit such as collateral type, trends in portfolio growth, trends in the value of underlying collateral for collateral-dependent loans, effect of other external factors such as national economic and business trends, and the quality and depth of the loan review function. Bancorp utilizes the sum of all allowance amounts derived as described above as the appropriate level of allowance. Changes in criteria used in this evaluation or availability of new information could cause the allowance to be increased or decreased in future periods. Based on this quantitative and qualitative analysis, provisions (reductions) are made to the allowance. Such provisions (reductions) are reflected as a charge against (benefit to) current earnings in Bancorp’s consolidated statements of income.

Adequacy of the allowance is monitored by executive management and reported quarterly to the Audit Committee of the Board of Directors. This committee has approved the overall allowance methodology. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of Bancorp’s allowance. Such agencies may require Bancorp to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of December 31, 2019, using the current model, management believes that the allowance is adequate to absorb probable inherent losses on existing loans that may become uncollectible.

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

As of and for the Years Ended December, (dollars in thousands)	2019	2018	2017	2016	2015

Average loans (1)	$2,711,068	$2,519,936	$2,308,856	$2,159,153	$1,919,201

Balance of allowance - beginning of year	$25,534	$24,885	$24,007	$22,441	$24,920
Loans charged off
Commercial and industrial	94	2,404	1,782	1,216	4,065
Construction and development excluding undeveloped land	—	—	—	133	26
Undeveloped land	—	—	—	—	—
Real estate mortgage	38	132	98	576	693
Consumer	552	476	549	568	597
Total loans charged off	684	3,012	2,429	2,493	5,381

Recoveries of loans previously charged off
Commercial and industrial	267	554	202	279	98
Construction and development excluding undeveloped land	203	—	—	21	—
Undeveloped land	—	—	—	—	1,400
Real estate mortgage	100	62	154	342	155
Consumer	371	340	401	417	499
Total recoveries	941	956	757	1,059	2,152
Net loan charged offs/(recoveries)	(257)	2,056	1,672	1,434	3,229
Provision	1,000	2,705	2,550	3,000	750
Balance of allowance - end of year	$26,791	$25,534	$24,885	$24,007	$22,441
Net charge-offs/(recoveries) to average loans	-0.01%	0.08%	0.07%	0.07%	0.17%

(1) - Average loans include participation loans accounted for as secured borrowings.

The following table sets forth allocation of the allowance to loan categories shown. Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

December 31, (in thousands)	2019	2018	2017	2016	2015

Commercial and industrial	$12,822	$11,965	$11,276	$10,483	$8,645
Construction and development, excluding undeveloped land	1,319	1,760	1,724	1,923	1,760
Undeveloped land	786	752	521	684	814
Real estate mortgage	11,764	10,681	11,012	10,573	10,875
Consumer	100	376	352	344	347
Total allowance for loan losses	$26,791	$25,534	$24,885	$24,007	$22,441

Changes in the allocation of the allowance from year to year are influenced by the level of net charge-offs in respective categories and other factors including, but not limited to, an evaluation of the impact of current economic conditions and trends, risk allocations tied to specific loans or groups of loans and changes in qualitative allocations. Management believes that allocations for each loan category are reflective of risk inherent in the portfolio.

Selected ratios relating to the allowance follow:

Years Ended December 31,	2019	2018	2017

Provision for loan losses to average loans	0.04%	0.11%	0.11%
Net charge-offs/(recoveries) to average loans	-0.01%	0.08%	0.07%
Allowance for loan losses to average loans	0.99%	1.01%	1.08%
Allowance for loan losses to total loans	0.94%	1.00%	1.03%

Deposits

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2019		2018		2017
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$765,103	—%	$703,453	—%	$684,044	—%
Interest bearing demand deposits	875,897	0.57	811,748	0.49	757,023	0.21
Savings deposits	166,509	0.17	156,212	0.20	148,510	0.12
Money market deposits	695,411	1.02	660,222	0.84	697,182	0.39
Time deposits	406,176	2.02	278,888	1.29	237,368	0.62

Total Deposits	$2,909,096		$2,610,523		$2,524,127

Maturities of time deposits of $250,000 or more at December 31, 2019, are summarized as follows:

(in thousands)

3 months or less	$14,785
Over 3 through 6 months	9,414
Over 6 through 12 months	33,783
Over 12 months	23,430
$81,412

Securities Sold Under Agreement to Repurchase

SSUAR represent excess funds from certain commercial customers as part of a cash management service. These agreements have maturities of one business day from the transaction date. Bancorp considers these a core funding since they represent excess cash balances of relationship business customers.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2019	2018
Outstanding balance at end of period	$31,895	$36,094
Weighted average interest rate at end of period	0.22%	0.27%

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Average outstanding balance during the period	$38,555	$62,580	$70,187
Average interest rate during the period	0.26%	0.25%	0.19%
Maximum outstanding at any month end during the period	$52,599	$74,725	$75,365

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities AFS, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS, and AFS marketable investment securities. FFS and interest bearing deposits totaled $203 million and $147 million at December 31, 2019 and 2018. FFS normally have overnight maturities while interest bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS investment portfolio was $471 million and $437 million at December 31, 2019 and 2018. The portfolio includes maturities of approximately $129 million over the next twelve months. Combined with FFS and interest bearing deposits from banks, these offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public fund deposits, cash balances of certain WM&T accounts, and SSUAR. At December 31, 2019, total investment securities pledged for these purposes comprised 86% of the AFS investment portfolio, leaving $68 million of unpledged securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excluding brokered deposits. At December 31, 2019, such deposits totaled $3.0 billion and represented 96% of Bancorp’s total deposits. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors currently maintain historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2018 and 2019, Bancorp had brokered deposits totaling $30 million.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2019 and December 31, 2018, the amount of available credit from the FHLB totaled $599 million and $537 million. See the Footnote titled “FHLB Advances” for additional detail. Also, Bancorp has available FFP lines with correspondent banks totaling $105 million at both December 31, 2019 and 2018.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from FHLB and FFP, as well as scheduled loan repayments. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. Regulatory approval is required for dividends exceeding these amounts. Prior to declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For more specific information, see the consolidated statement of cash flows in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $335 million as of December 31, 2019 compared to 2018 consistent with growth incurred in the portfolio and a $135 million increase in the loan pipeline. Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2019 are as follows:

	Amount of commitment expiration per period
		Less than	1-3	3-5	Over 5
(in thousands)	Total	1 year	years	years	years

Unused loan commitments	$1,148,740	$658,131	$229,974	$77,782	$182,853
Standby letters of credit	24,193	21,199	2,860	134	-

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, securities, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2019 and 2018, Bancorp had accrued $350,000 in other liabilities for its estimate of inherent risks related to unfunded credit commitments.

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

Required payments under such commitments at December 31, 2019 are as follows:

	Payments due by period
		Less than	1-3	3-5	Over 5
(in thousands)	Total	1 year	years	years	years

Time deposit maturities	$432,217	$273,568	$141,405	$17,143	$101
Federal Home Loan Bank advances	79,953	55,680	9,197	5,777	9,299
Operating leases(1)	16,181	1,963	3,846	3,753	6,619
Defined benefit retirement plan	3,362	84	—	137	3,141

(1)	Includes assumed renewals

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

Years ended December 31, (dollars in thousands except per share data)	2019	2018	2017

Stockholders’ equity	$406,297	$366,500	$333,644
Dividends per share	$1.04	$0.96	$0.80
Dividend payout ratio, based on basic EPS	35.62%	39.18%	47.34%
Tier 1 risk-based capital	12.02	13.00	12.57
Total risk-based capital	12.85	13.91	13.52
Leverage ratio	10.60	11.33	10.70

Bancorp increased its cash dividends declared to stockholders during 2019 to an annual dividend of $1.04, up from $0.96 per share in 2018 and $0.80 in 2017. This represents a payout ratio of 35.62% based on basic EPS and an annual dividend yield of 2.63% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

Effective May, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in two years unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. During 2019, Bancorp repurchased 259,000 shares at a weighted average price per share of $35.46. In addition to a $28 million dividend to the Holding Company during the second quarter of 2019 to consummate the KSB acquisition, the Bank paid up an $18.5 million dividend during the third quarter of 2019 to support the share repurchase program.

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. See the Footnote titled “Regulatory Matters” for additional detail regarding regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. The Bank exceeds regulatory capital ratios required to be well capitalized. Regulatory framework does not define well capitalized for holding companies. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

Final rules implementing the Basel III regulatory capital reforms became effective for Bancorp and Bank on January 1, 2015, and included new minimum risk-based capital and leverage ratios. Management believes that as of December 31, 2019, Bancorp met the requirements to be considered well-capitalized under these rules.

One component of equity is AOCI which, for Bancorp, consists of net unrealized gains or losses on AFS securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $677,000 at December 31, 2019 compared with a loss of $5 million on December 31, 2018. The fluctuation in OCI is reflective of the changing interest rate environment during 2019 and corresponding impact upon the valuation of Bancorp’s AFS securities portfolio.

Fair Value Measurements

Bancorp follows the provisions of authoritative guidance for fair value measurements. This guidance is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP. It prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The guidance requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on significant unobservable, internally-derived inputs).

Bancorp’s investment securities AFS and interest rate swaps are recorded at fair value on a recurring basis. Other accounts including mortgage loans held for sale, MSRs, impaired loans and OREO may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The portfolio of investment securities AFS is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), and obligations of state and political subdivisions. U.S. Treasury securities are priced using quoted prices of identical securities in an active market. These measurements are classified as Level 1 in the hierarchy above. All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2017, 2018 and 2019.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2019 and 2018, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Impaired loans include non-accrual loans and loans accounted for as TDRs. For impaired loans, fair value amounts represent only those impaired loans with specific valuation allowances and collateral dependent impaired loans charged down to their carrying value. At December 31, 2019 and December 31, 2018, carrying value of impaired loans measured at fair value on a non-recurring basis was $7.3 million and $925,000. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At December 31, 2019 and 2018, the carrying value of OREO was $493,000 and $1 million.

See the Footnote titled “Assets and Liabilities Measured and Reported at Fair Value,” for additional detail regarding fair value measurements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income - years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income - years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows - years ended December 31, 2019, 2018 and 2017

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share data)

	2019	2018
Assets
Cash and due from banks	$46,863	$51,892
Federal funds sold and interest bearing due from banks	202,861	147,047
Cash and cash equivalents	249,724	198,939

Mortgage loans held for sale	8,748	1,675
Securities available for sale (amortized cost of $469,313 in 2019 and $443,742 in 2018)	470,738	436,995
Federal Home Loan Bank stock, at cost	11,316	10,370
Loans and leases	2,845,016	2,548,171
Allowance for loan and lease losses	26,791	25,534
Net loans and leases	2,818,225	2,522,637

Premises and equipment, net	58,618	44,764
Bank owned life insurance	32,557	32,273
Accrued interest receivable	8,534	8,360
Goodwill	12,513	682
Core deposit intangible	2,285	1,057
Other assets	50,939	45,172
Total assets	$3,724,197	$3,302,924

Liabilities
Deposits:
Non-interest bearing	$810,475	$711,023
Interest bearing	2,323,463	2,083,333
Total deposits	3,133,938	2,794,356

Securities sold under agreements to repurchase	31,895	36,094
Federal funds purchased	10,887	10,247
Federal Home Loan Bank advances	79,953	48,177
Accrued interest payable	640	762
Other liabilities	60,587	46,788
Total liabilities	3,317,900	2,936,424

Commitments and contingent liabilities (footnote 19)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,604,000 and 22,749,000 shares in 2019 and 2018	36,207	36,689
Additional paid-in capital	35,714	36,797
Retained earnings	333,699	298,156
Accumulated other comprehensive income (loss)	677	(5,142)
Total stockholders’ equity	406,297	366,500
Total liabilities and stockholders’ equity	$3,724,197	$3,302,924

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, (in thousands, except per share data)

	2019	2018	2017
Interest income:
Loans and leases, including fees	$134,342	$118,467	$99,924
Federal funds sold and interest bearing due from banks	2,933	1,307	1,330
Mortgage loans held for sale	182	166	191
Securities available for sale
Taxable	9,839	9,001	8,365
Tax-exempt	469	832	1,089
Total interest income	147,765	129,773	110,899
Interest expense:
Deposits	20,560	13,441	5,975
Securities sold under agreements to repurchase and other short-term borrowings	318	992	316
Federal Home Loan Bank advances	1,640	924	955
Subordinated debentures	26	—	—
Total interest expense	22,544	15,357	7,246
Net interest income	125,221	114,416	103,653
Provision for loan and lease losses	1,000	2,705	2,550
Net interest income after provision	124,221	111,711	101,103
Non-interest income:
Wealth management and trust services	22,643	21,536	20,505
Deposit service charges	5,513	5,759	6,172
Debit and credit card income	8,123	6,769	5,979
Treasury management fees	4,992	4,571	4,297
Mortgage banking income	3,090	2,568	3,221
Loss on sale of securities available for sale	—	—	(232)
Net investment product sales commissions and fees	1,498	1,677	1,629
Bank owned life insurance	1,031	1,129	1,159
Other	2,900	1,337	1,769
Total non-interest income	49,790	45,346	44,499
Non-interest expenses:
Compensation	50,319	46,104	42,581
Employee benefits	11,038	10,098	9,987
Net occupancy and equipment	8,417	7,653	7,393
Technology and communication	9,591	8,897	7,957
Marketing and business development	3,627	3,099	2,716
Postage, printing and supplies	1,652	1,558	1,475
Legal and professional	3,014	2,614	2,393
FDIC insurance	245	961	960
Amortization of investments in tax credit partnerships	1,078	1,237	7,124
Capital and deposit based taxes	3,870	3,325	3,440
Other	5,500	3,963	4,394
Total non-interest expenses	98,351	89,509	90,420
Income before income tax expense	75,660	67,548	55,182
Income tax expense	9,593	12,031	17,139
Net income	$66,067	$55,517	$38,043
Net income per share, basic	$2.92	$2.45	$1.69
Net income per share, diluted	$2.89	$2.42	$1.66
Weighted average outstanding shares:
Basic	22,598	22,619	22,532
Diluted	22,865	22,944	22,983

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, (in thousands)

	2019	2018	2017
Net income	$66,067	$55,517	$38,043
Other comprehensive income:
Change in unrealized gain (loss) on AFS debt securities	8,172	(3,865)	(1,252)
Change in fair value of derivatives used in cashflow hedge	(567)	220	321
Minimum pension liability adjustment	(207)	219	(79)
Reclassification adjustment for net gain (loss) on AFS debt securities recognized in earnings	—	—	232
Total other comprehensive income (loss) before income tax expense	7,398	(3,426)	(778)
Tax effect	1,579	(720)	(347)
Total other comprehensive income (loss), net of tax	5,819	(2,706)	(431)
Comprehensive income	$71,886	$52,811	$37,612

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(in thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2017	22,617	$36,250	$26,682	$252,439	$(1,499)	$313,872

2017 Activity:
Net income	—	—	—	38,043	—	38,043
Net change in accumulated other comprehensive income	—	—	—	—	(431)	(431)
Stock compensation expense	—	—	2,892	—	—	2,892
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	69	231	2,500	(5,336)	—	(2,605)
Cash dividends declared, $0.80 per share	—	—	—	(18,127)	—	(18,127)
Shares repurchased or cancelled	(7)	(24)	(150)	174	—	—

Balance, December 31, 2017	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

Balance, January 1, 2018	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

2018 Activity:
Net income	—	—	—	55,517	—	55,517
Net change in accumulated other comprehensive income	—	—	—	—	(2,706)	(2,706)
Stock compensation expense	—	—	4,027	—	—	4,027
Reclassification adjustment - ASU 2018-02	—	—	—	506	(506)	—
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	75	249	987	(3,394)	—	(2,158)
Cash dividends declared, $0.96 per share	—	—	—	(21,824)	—	(21,824)
Shares repurchased or cancelled	(5)	(17)	(141)	158	—	—
						-
Balance, December 31, 2018	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

2019 Activity:
Net income	—	—	—	66,067	—	66,067
Net change in accumulated other comprehensive income	—	—	—	—	5,819	5,819
Stock compensation expense	—	—	3,578	—	—	3,578
Repurchase of common stock	(259)	(861)	(8,303)	—	—	(9,164)
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	116	385	3,701	(7,010)	—	(2,924)
Cash dividends declared, $1.04 per share	—	—	—	(23,579)	—	(23,579)
Shares repurchased or cancelled	(2)	(6)	(59)	65	—	—

Balance, December 31, 2019	22,604	$36,207	$35,714	$333,699	$677	$406,297

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (in thousands)

	2019	2018	2017
Operating activities:
Net income	$66,067	$55,517	$38,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	2,705	2,550
Depreciation, amortization and accretion, net	4,880	5,782	13,640
Deferred income tax (benefit) expense	(5,852)	(268)	3,971
Loss on sale of securities available for sale	—	—	232
Gain on other investment activities	—	(113)	(92)
Gain on sales of mortgage loans held for sale	(1,907)	(1,443)	(1,989)
Origination of mortgage loans held for sale	(108,020)	(71,807)	(97,623)
Proceeds from sale of mortgage loans held for sale	102,854	74,539	99,861
Bank owned life insurance income	(1,030)	(1,129)	(1,159)
Loss on the disposal of premises and equipment	372	56	—
Loss (gain) on the sale of other real estate owned	7	(102)	(39)
Stock compensation expense	3,578	4,027	2,892
Excess tax benefits from share-based compensation arrangements	(812)	(549)	(1,463)
Net change in accrued interest receivable and other assets	(2,786)	(582)	(13,848)
Net change in accrued interest payable and other liabilities	85	(744)	8,700
Net cash provided by operating activities	58,436	65,889	53,676
Investing activities:
Purchases of securities available for sale	(702,441)	(768,407)	(661,086)
Proceeds from sales of securities available for sale	12,427	—	421
Proceeds from maturities and paydowns of securities available for sale	678,039	901,512	652,411
Purchase of Federal Home Loan Bank stock	—	(2,724)	(2,254)
Proceeds from redemption of Federal Home Loan Bank stock	591	—	955
Proceeds from redemption of acquired Federal Reserve Bank stock	490	—	—
Proceeds from redemption of interest bearing due from banks	1,761	—	—
Net change in loans	(131,734)	(137,835)	(105,867)
Purchases of premises and equipment	(5,098)	(7,057)	(2,786)
Proceeds from sales of premises and equipment	2,907	230	—
Proceeds from surrender of acquired bank owned life insurance	3,431	—	—
Proceeds from bank owned life insurance mortality benefit	1,878	—	977
Other investment activities	(2,766)	(1,184)	92
Proceeds from sales of other real estate owned	2,028	3,895	2,432
Cash for acquisition, net of cash acquired	(24,686)	—	—
Net cash used in investing activities	(163,173)	(11,570)	(114,705)
Financing activities:
Net change in deposits	213,913	216,061	57,747
Net change in securities sold under agreements to repurchase and federal funds purchased	(5,125)	(185,484)	116,856
Proceeds from Federal Home Loan Bank advances	120,000	120,000	120,000
Repayments of Federal Home Loan Bank advances	(131,726)	(121,281)	(121,617)
Repayment of acquired bank holding company line of credit	(2,300)	—	—
Redemption of acquired bank subordinated debentures	(3,609)	—	—
Repurchase of common stock	(11,817)	(2,004)	(2,389)
Share repurchases related to compensation plans	(272)	(154)	(216)
Cash dividends paid	(23,542)	(21,766)	(18,077)
Net cash provided by financing activities	155,522	5,372	152,304
Net change in cash and cash equivalents	50,785	59,691	91,275
Cash and cash equivalents at beginning of period	198,939	139,248	47,973
Cash and cash equivalents at end of period	$249,724	$198,939	$139,248

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, (in thousands)

	2019	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Income tax payments, net of refunds	$13,938	$7,227	$15,838
Cash paid for interest	22,666	14,827	7,158

Supplemental non-cash activity:
Initial recognition of right-of-use lease assets	$16,747	$—	$—
Initial recognition operating lease liabilities	18,067	—	—
Loans purchased and not settled	—	4,992	—
Transfers from loans to real estate acquired in settlement of loans	1,160	2,170	—

Liabilities assumed in conjunction with KSB acquisition:
Fair value of assets acquired	$204,613	$—	$—
Cash paid in acquisition	28,000	—	—
Liabilities assumed	$176,613	$—	$—

See accompanying notes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations – The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, SYB&T. All significant inter-company transactions and accounts have been eliminated in consolidation. All companies are collectively referred to as “Bancorp” or the “Company.” Bancorp has evaluated subsequent events for recognition or disclosure up to the date on which financial statements were issued and determined there were none.

The Bank, chartered in 1904, is a Louisville, Kentucky-based, state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

As a result of its acquisition of KSB on May 1, 2019, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million in June, 2019.

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides custom-tailored financial planning, investment management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Basis of Financial Statement Presentation and Use of Estimates – The consolidated financial statements of Bancorp and its subsidiary have been prepared in conformity with GAAP and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to significant change relate to determination of the allowance, and income tax assets, liabilities and expense.

Cash Equivalents and Cash Flows – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

Securities – All of Bancorp’s debt securities are AFS. Equity securities, if held, are carried at fair value with changes in fair value recorded in net income. Securities AFS include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities AFS are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity. Amortization of premiums and accretion of discounts are recorded using the interest method over the expected life of the security. Gains or losses on sales of securities are computed on a specific identification basis. Declines in fair value of investment securities AFS (with certain exceptions noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating OTTI, management considers the length of time and extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Bancorp has the intent to sell a security; (2) it is more likely than not that Bancorp will be required to sell the security before recovery of its amortized cost basis; or (3) Bancorp does not expect to recover the entire amortized cost basis of the security. If Bancorp intends to sell a security or if it is more likely than not that Bancorp will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Bancorp does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in OCI. Declines in value judged to be other-than-temporary are included in other non-interest expense in the consolidated statements of income. See the Footnote titled “Securities Available for Sale” for additional information.

Accounting for Business Acquisitions — Bancorp accounts for acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Mortgage Loans Held for Sale – Mortgage loans held for sale are initially recorded at the lower of cost or market value on an individual loan basis. The sales prices of all of these loans are covered by investor commitments.

Loans – Loans are stated at the unpaid principal balance plus deferred loan origination fees, net of deferred loan costs. Loan fees, net of any costs, are deferred and amortized over the life of the related loan on an effective yield basis. Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual income status. Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more unless such loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. No interest income is recorded while a loan is on non-accrual until principal has been fully collected. Non-accrual loans may be returned to accrual status once prospects for recovering both principal and accrued interest are reasonably assured. Loans are accounted for as TDRs when Bancorp, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. If a loan is restructured at a market rate for a new loan with comparable risk, no principal forgiveness has been granted, and the loan is not impaired based on the terms specified by the restructuring agreement, it shall be removed from TDR status generally after six months of performance.

Loans are classified as impaired when it is probable Bancorp will be unable to collect interest and principal according to terms of the loan agreement. These loans are measured at the estimated fair value of the loans’ collateral, if applicable, or on the present value of future cash flows discounted at the loans’ effective interest rate. Impaired loans consist of loans in non-accrual status and loans accounted for as TDRs.

Loans purchased in a business acquisition are accounted for using one of the following accounting standards:

●

ASC Topic 310-20, Non Refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the loan’s day-one fair value and amortized cost would be amortized or accreted into income using the interest method.

●

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value PCI loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. Additionally, the difference between contractual cash flows and expected cash flows of PCI loans is referred to as the “non-accretable discount.”

Allowance – The allowance is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Consistent with Bancorp’s methodology, the historical look-back period was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. This extension of the historical period used to capture Bancorp’s historical loss ratios was applied to all classes and segments of the loan portfolio. Expansion of the look-back period for the quantitative historical loss rate caused us to review the overall methodology for the qualitative factors to ensure that Bancorp appropriately captures the risk not addressed in the quantitative historical loss rate. Based on the look-back period extension, the allowance level increased approximately $2.0 million during the first quarter of 2019. Management believes extension of the look-back period is appropriate to capture the impact of a full economic cycle and provides sufficient loss observations to develop a reliable estimate. Management will continue to evaluate appropriateness of the look-back period based on the status of the economic cycle.

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

Based on this quantitative and qualitative analysis, provisions, or reductions are made to the allowance. Such provisions or reductions are reflected as a charge against or benefit to current earnings in Bancorp’s consolidated statements of income.

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

Premises and Equipment – Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line method over terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

FHLB Stock — Bancorp is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and annually evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase combination and determined to have an indefinite useful life are not amortized, but tested annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Bancorp has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Commercial Banking segment with the KSB portion expected to be deductible for tax purposes. Based on its assessment, Bancorp believes its goodwill balance at December 31, 2019 and 2018 was not impaired and is properly recorded in the consolidated financial.

Other intangible assets consist of CDI assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Other Assets — BOLI and other life insurance policies are carried at net realizable value, which considers applicable surrender charges. Also, Bancorp maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

OREO is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in operations and are included in non-interest income and expense.

MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions and are evaluated quarterly for impairment by comparing the carrying value to fair value.

Off Balance Sheet Financial Instruments — Financial instruments include off-balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

Derivatives — Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. GAAP establishes accounting and reporting standards for derivative instruments and hedging activities. As required by GAAP, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Accounting for changes in fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Bancorp must comply with detailed rules and documentation requirements at inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative is initially reported in OCI and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of derivative, if any, is recognized immediately in other noninterest income. Bancorp assesses effectiveness of each hedging relationship by comparing cumulative changes in cash flows of the derivative hedging instrument with cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

Bancorp had no fair value hedging relationships at December 31, 2019 or 2018. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Bancorp, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Compensation — For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the grant-date fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in DTAs and DTLs. DTAs and DTLs are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces DTAs to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Net Income per Share — Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options and SARs, assuming proceeds are used to repurchase shares under the treasury stock method.

Comprehensive Income — Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Bancorp, this includes net income, changes in unrealized gains and losses on AFS investment securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Bancorp is required by the FRB to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet included $11 million in required reserve balances at December 31, 2019.

Dividend Restrictions — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders.

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Footnote titled “Assets and Liabilities Measured and Reported at Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Revenue from contracts with Customers — On January 1, 2018, Bancorp adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of Bancorp’s revenue. The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

Segment Information — Bancorp provides a broad range of financial services to individuals, corporations and others through its 42 full service banking locations as of December 31, 2019. These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and WM&T activities. Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: Commercial Banking and WM&T.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Accounting Standards Updates Issued

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-13	Financial Instruments - Credit Losses (Topic 326)	Amends guidance on reporting credit losses for assets held at amortized-cost basis and available-for-sale debt securities.	January 1, 2020	Modified-retrospective approach

ASU 2016-13 along with subsequent codification updates, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on AFS securities and purchased financial assets with credit deterioration. Bancorp currently expects the adoption of the ASU will result in a increase to the allowance between $7.5 and $8.5 million. As Bancorp is currently finalizing the execution of its implementation controls and processes, the ultimate impact of the adoption of the ASU as of January 1, 2020 could differ from our current expectation. Bancorp expects no change related to accounting for credit losses on AFS securities and other financial assets. Interagency guidance issued in December 2018 allows for a three year phase-in of the cumulative-effect adjustment for regulatory capital reporting. The adoption of the ASU is not expected to have a significant impact upon Bancorp's regulatory capital ratios.

2019-04	Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	Clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.	Based on areas amended	Based on areas amended	Immaterial

2019-05	Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief	Provides the fair value option for certain instruments within the scope of Subtopic 326-20	January 1, 2020	Modified-retrospective approach	Immaterial

2019-11	Financial Instruments - Credit Losses (Topic 326): Codification Improvements	Affects narrow aspects of the guidance issued in ASU 2016-13	January 1, 2020	Conformed to the adoption of ASU 2016-13 above	Immaterial

Accounting Standards Updates Issued (continued)

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2019-01	Lease (Topic 842): Codification Improvements

Aligns fair value guidance for certain lessors with that of existing guidance (Issue 1) and requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities (Issue 2). The ASU exempts lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3).

			Issue 1 and 2 January 1, 2020; Issue 3 January 1, 2019	Prospectively	Immaterial

2019-07	Codification Updates to SEC Sections	Amends certain SEC sections within the FASB Codification to update and simplify disclosure.	Upon adoption of the FASB codification	NA	Immaterial

2019-12	Income Taxes (Topic 7400): Simplifying the Accounting for Income Taxes	Includes several narrow focused simplifications.	January 1, 2020	Modified-retrospective approach	Immaterial

Accounting Standards Updates Adopted in 2019

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2016-02	Leases (Topic 842)

Most leases are considered operating leases, which are not accounted for on the lessees’ balance sheets. The significant change under this ASU is that those operating leases will be recorded on the balance sheet.

			January 1, 2019	Modified-retrospective approach, which includes a number of optional practical expedients

Bancorp adopted on January 1, 2019 and recorded a $17 million of right-of-use lease asset and a $18 million of operating lease liability on its balance sheet. This ASU did not have a meaningful impact on Bancorp's performance metrics, including regulatory capital ratios and ROA. Additionally, Bancorp does not believe that the adoption of this ASU by its customers will have a significant impact on Bancorp's ability to underwrite credit when client financial statements are presented inclusive of the requirements of this ASU. See Footnote 6 in this section of the filing regarding disclosures by the Company to comply with this ASU.

2018-10	Codification Improvements to Leases (Topic 842)	Affects narrow aspects of the guidance issued in ASU 2016-02	January 1, 2019	Conformed to the adoption of ASU 2016-02 above	See Footnote 6 in this section of the filing regarding disclosures by Bancorp to comply to this ASU.

2018-11	Targeted Improvements to Leases (Topic 842)

Provides an additional (and optional) transition method to adopt ASU 2016-02 and provides a practical expedient to not separate non-lease components from the associated lease component under certain circumstances.

			January 1, 2019	Conformed to the adoption of ASU 2016-02 above	Immaterial

2017-12	Derivatives and Hedging (Topic 815)	The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting.	January 1, 2019	Prospectively	Immaterial

(2) Restrictions on Cash and Due from Banks

At December 31, 2019 and 2018, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $89 million and $1 million. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp has deposits only at institutions providing minimal risk for those exceeding federally insured limits. Additionally, at December 31, 2019 and 2018, Bancorp had approximately $113 million and $143 million at the FHLB and FRB, which are government-sponsored entities not insured by the FDIC. Bancorp is required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. The amount of those required reserve balances was approximately $11 million and $9 million at December 31, 2019 and 2018, respectively, and is included in FFS and interest bearing due from banks in the consolidated balance sheet.

(3) Acquisition of KSB

On May 1, 2019, Bancorp completed its acquisition of KSB, for $28 million in cash. The acquisition expands Bancorp’s market area into nearby Nelson County, Kentucky, while growing its customer base in Louisville, Kentucky.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by KSB, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, recast adjustments to those previously reported preliminary fair values, and the fair values of those assets and liabilities as recorded by Bancorp. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further recast adjustments.

	May 1, 2019
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by King	Adjustments (1)		Adjustments (1)		by Bancorp
Assets acquired:

Cash and due from banks	$3,316	$—		$—		$3,316
Interest bearing due from banks	1,761	—		—		1,761
Securities available for sale	12,404	23	a	—		12,427
Federal Home Loan Bank stock, at cost	1,517	—		—		1,517
Federal Reserve Bank stock, at cost	490	—		—		490
Loans	165,744	(1,597)	b	(118)	b	164,029
Allowance for loan losses	(1,812)	1,812	b	—		—
Net loans	163,932	215		(118)		164,029
Premises and equipment, net	4,358	(1,328)	c	431	c	3,461
Bank owned life insurance	3,431	—		—		3,431
Core deposit intangible	—	1,519	d	—		1,519
Other real estate owned	325	(325)	e	—		—
Other assets and accrued interest receivable	867	(36)	f	—		831

Total assets acquired	$192,401	$68		$313		$192,782

Liabilities assumed:

Deposits
Non-interest bearing	$24,939	$—		$—		$24,939
Interest bearing	100,839	(252)	g	—		100,587
Total deposits	125,778	(252)		—		125,526

Federal funds purchased	1,566	—		—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	—		43,299
Subordinated Note	3,609	—		—		3,609
Holding Company line of credit	2,300	—		—		2,300
Other liabilities and accrued interest payable	313	—		—		313

Total liabilities assumed	177,284	(671)		—		176,613

Net assets acquired	$15,117	$739		$313		$16,169

Cash consideration paid						(28,000)

Goodwill						$11,831

(1) - Bancorp’s acquisition of KSB closed on May 1, 2019. The fair value adjustments reported are preliminary estimates based on information obtained subsequent to May 1, 2019 and through December 31, 2019. Management is continuing to evaluate each of its estimates and may provide additional recast adjustments in future periods based on this continuing evaluation. To the extent that additional recast adjustments are posted in future periods, the resultant fair values and the amount of goodwill recorded by Bancorp will change.

Explanation of preliminary fair value adjustments:

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate KSB’s recorded allowance.

c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.

d.	Reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.

f.	Reflects the write-off of a miscellaneous other asset.

g.	Reflects the fair value adjustment based on Bancorp’s evaluation of the assumed time deposits.

h.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

Goodwill of approximately $12 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the KSB acquisition as the result of expected operational synergies and other factors. This goodwill is attributable to Bancorp’s Commercial Banking segment and is expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded will change.

Based upon the proximity to existing branch locations, Bancorp closed and ultimately sold three acquired full service branch locations in 2019, while retaining the associated customer relationships. Goodwill was recast based on these sales.

Prior year pro-forma financial statements are not presented due to the immateriality of the transaction. Revenue (defined as net interest income and non-interest income) attributed to KSB totaled $4.0 million for the year ended December 31, 2019.

(4) Securities Available for Sale

All of Bancorp’s securities are classified as AFS. Amortized cost, unrealized gains and losses, and fair value of these securities follow:

(in thousands)	Amortized	Unrealized
December 31, 2019	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. government obligations	$49,887	$10	$-	$49,897
Government sponsored enterprise obligations	208,933	1,189	(178)	209,944
Mortgage backed securities - government agencies	193,574	1,243	(956)	193,861
Obligations of states and political subdivisions	16,919	117	—	17,036

Total securities available for sale	$469,313	$2,559	$(1,134)	$470,738

December 31, 2018

Government sponsored enterprise obligations	$264,234	$156	$(3,351)	$261,039
Mortgage backed securities - government agencies	149,748	282	(3,753)	146,277
Obligations of states and political subdivisions	29,760	107	(188)	29,679

Total securities available for sale	$443,742	$545	$(7,292)	$436,995

At December 31, 2019 and 2018, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the years ended December 31, 2019 and 2018. In 2017, a corporate equity security was sold for a loss of $263,000 and a security was called with a $31,000 pre-payment penalty realized.

Securities acquired from KSB, totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

A summary of securities AFS by contractual maturity follows:

(in thousands)	Amortized cost	Fair value

Due within 1 year	$129,251	$129,311
Due after 1 year but within 5 years	32,124	32,208
Due after 5 years but within 10 years	6,162	6,219
Due after 10 years	108,202	109,139
Mortgage backed securities - government agencies	193,574	193,861
Total securities available for sale	$469,313	$470,738

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

Securities with a carrying value of $403 million and $355 million were pledged at December 31, 2019 and 2018, to secure accounts of commercial depositors in cash management accounts, public deposits, and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$16,503	$(107)	$11,492	$(71)	$27,995	$(178)
Mortgage-backed securities - government agencies	81,664	(496)	32,453	(460)	114,117	(956)

Total temporarily impaired securities	$98,167	$(603)	$43,945	$(531)	$142,112	$(1,134)

December 31, 2018
Government sponsored enterprise obligations	$96,740	$(38)	$149,320	$(3,313)	$246,060	$(3,351)
Mortgage-backed securities - government agencies	3,108	(5)	120,848	(3,748)	123,956	(3,753)
Obligations of states and political subdivisions	814	(1)	17,639	(187)	18,453	(188)

Total temporarily impaired securities	$100,662	$(44)	$287,807	$(7,248)	$388,469	$(7,292)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2019 and 2018. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Less than 12 months” category above.

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

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consist of 54 and 117 separate investment positions as of December 31, 2019 and 2018. Because management does not intend to sell the securities, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost, which may be at maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

FHLB stock represents an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. Impairment is evaluated on an annual basis as of September 30th. No impairment has been recorded in the past and not future impairment is expected. Holdings of FHLB stock are required for access to FHLB advances.

(5) Loans

Composition of loans by primary loan portfolio class follows:

December 31, (in thousands)	2019	2018

Commercial and industrial	$870,511	$833,524
Construction and development, excluding undeveloped land(1)	213,822	225,050
Undeveloped land	46,360	30,092

Real estate mortgage:
Commercial investment	736,618	588,610
Owner occupied commercial	473,783	426,373
1-4 family residential	334,358	276,017
Home equity - first lien	48,620	49,500
Home equity - junior lien	73,477	70,947
Subtotal: Real estate mortgage	1,666,856	1,411,447

Consumer	47,467	48,058
Total loans(2)	$2,845,016	$2,548,171

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2019 and 2018, net deferred loan origination costs exceeded deferred loan origination fees, resulting in net negative balances of $564,000 and $592,000.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the Louisville, Indianapolis and Cincinnati MSAs.

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At December 31, 2019 and 2018, the total participated portions of loans of this nature were $8 million and $11 million respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table.

Years ended December 31, (in thousands)	2019	2018
Balance as of January 1	$52,687	$629
Effect of change in composition of directors and executive officers	—	51,415
Repayment of term loans	(184)	—
Changes in balances of revolving lines of credit	(9,279)	643
Balance as of December 31	$43,224	$52,687

Loans totaling $0 and $500,000 to directors and executive officers were past due as of December 31, 2019 and 2018.

The following table summarizes loans acquired in Bancorp’s May 1, 2019 KSB acquisition, recast as of December 31, 2019.

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(in thousands)	receivable	amount	amount	fair value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and development	10,764	—	43	10,807
Raw Land	7,974	—	43	8,017
Real estate mortgage:
Commercial real estate	84,219	—	(456)	83,763
1-4 family residential	50,556	—	322	50,878
Home equity - first lien	196	—	3	199
Home equity - junior lien	679	—	5	684
Subtotal: Real estate mortgage	135,650	—	(126)	135,524

Consumer	1,528	—	(73)	1,455

Total loans ASC 310-20	164,165	—	(136)	164,029

Commercial and industrial
Construction and development	—	—	—	—
Raw Land	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
1-4 family residential	228	(228)	—	—
Home equity - first lien	—	—	—	—
Home equity - junior lien	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total loans ASC 310 purchased- credit-impaired loans	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(136)	$164,029

PCI Loans

The Bank acquired PCI loans on May 1, 2019 related to the KSB acquisition and also during 2013 associated with the TBOC acquisition. PCI loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets.

Management utilized the following criteria in determining which loans were classified as PCI loans for its KSB acquisition:

●	Loans classified by management as substandard, doubtful or loss
●	Loans classified as non-accrual when acquired
●	Loans past due 90 days or more when acquired
●	Loans for which management assigned a non-accretable mark

The following table presents loans acquired during 2019 for which it was probable at acquisition date that all contractually required payments would not be collected:

December 31, (in thousands)	2019

Contractually-required principal	$1,579
Non-accretable amount	(1,579)
Accretable amount	—
Carrying value of loans	$-

The following table presents a rollforward of the accretable amount on all PCI loans:

Years ended December 31, (in thousands)	2019	2018

Balance, beginning of period	$(69)	$(106)
Transfers between non-accretable and accretable	—	—
Net accretion into interest income on loans, including loan fees	69	37
Balance, end of period	$-	$(69)

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

Internally assigned risk grades of loans by loan portfolio class classification category follows:

(in thousands)				Substandard		Total
December 31, 2019	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$840,105	$704	$21,500	$8,202	$—	$870,511
Construction and development, excluding undeveloped land	213,822	—	—	—	—	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	722,747	6,459	6,275	1,137	—	736,618
Owner occupied commercial	460,981	1,375	9,050	2,377	—	473,783
1-4 family residential	332,294	1,701	122	241	—	334,358
Home equity - first lien	48,620	—	—	—	—	48,620
Home equity - junior lien	73,273	—	17	187	—	73,477
Subtotal: Real estate mortgage	1,637,915	9,535	15,464	3,942	—	1,666,856

Consumer	47,429	—	38	—	—	47,467

Total	$2,785,631	$10,239	$37,002	$12,144	$—	$2,845,016

(in thousands)				Substandard		Total
December 31, 2018	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$803,073	$11,516	$18,703	$232	$—	$833,524
Construction and development, excluding undeveloped land	220,532	4,200	—	318	—	225,050
Undeveloped land	29,618	—	—	474	—	30,092

Real estate mortgage:
Commercial investment	586,543	1,815	15	237	—	588,610
Owner occupied commercial	411,722	9,030	4,500	1,121	—	426,373
1-4 family residential	273,537	1,544	162	774	—	276,017
Home equity - first lien	49,500	—	—	—	—	49,500
Home equity - junior lien	70,437	249	19	242	—	70,947
Subtotal: Real estate mortgage	1,391,739	12,638	4,696	2,374	—	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,493,020	$28,354	$23,399	$3,398	$—	$2,548,171

The following tables present the activity in the allowance by loan portfolio class:

	Type of loan
		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(in thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2019	$11,965	$1,760	$752	$10,681	$376	$25,534
Provision (credit)	684	(644)	34	1,021	(95)	1,000
Charge-offs	(94)	—	—	(38)	(552)	(684)
Recoveries	267	203	—	100	371	941
Balance, December 31, 2019	$12,822	$1,319	$786	$11,764	$100	$26,791

	Type of loan
		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(in thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2018	$11,276	$1,724	$521	$11,012	$352	$24,885
Provision (credit)	2,539	36	231	(261)	160	2,705
Charge-offs	(2,404)	—	—	(132)	(476)	(3,012)
Recoveries	554	—	—	62	340	956
Balance, December 31, 2018	$11,965	$1,760	$752	$10,681	$376	$25,534

	Type of loan
		Construction
		and development,
	Commercial	excluding
	and	undeveloped	Undeveloped	Real estate
(in thousands)	industrial	land	land	mortgage	Consumer	Total

Balance, January 1, 2017	$10,483	$1,923	$684	$10,573	$344	$24,007
Provision (credit)	2,373	(199)	(163)	383	156	2,550
Charge-offs	(1,782)	—	—	(98)	(549)	(2,429)
Recoveries	202	—	—	154	401	757
Balance, December 31, 2017	$11,276	$1,724	$521	$11,012	$352	$24,885

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

●

Real estate mortgage: Loans in this category are made to and secured by owner-occupied residential real estate, owner-occupied real estate used for business purposes, and income-producing investment properties. Underlying properties are generally located in Bancorp's primary market areas. For owner occupied residential and owner-occupied CRE, repayment is dependent on financial strength of the borrower. A decline in the strength of the business, weakened economy, unemployment, decreased consumer and/or business spending and real estate prices may have an effect on the credit quality in this loan category. For income-producing investment properties, repayment is dependent on financial strength of tenants, and to a lesser extent the borrowers’ financial strength. Cash flows of income producing investment properties may be adversely impacted by a downturn in the economy as reflected by increased vacancy rates, which in turn, will have an effect on credit quality and property values.

●

Consumer: Loans in this category may be either secured or unsecured and repayment is dependent on credit quality of the individual borrower and, if applicable, adequacy of collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates, as well as home and securities prices, will have a significant effect on credit quality in this loan category.

The following table presents the recorded investment in non-accrual and loans past due 90-days-or-more and still accruing interest:

			Past Due 90-Days-or-More
	Non-accrual		and Still Accruing Interest
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Commercial and industrial	$8,202	$192	$—	$12
Construction and development, excluding undeveloped land	—	318	—	—
Undeveloped land	—	474	—	—

Real estate mortgage:
Commercial investment	740	138	396	99
Owner occupied commercial	2,278	586	—	535
1-4 family residential	123	760	104	—
Home equity - first lien	—	—	—	—
Home equity - junior lien	151	143	35	99
Subtotal: Real estate mortgage	3,292	1,627	535	733
Consumer	—	—	—	—
Total loans	$11,494	$2,611	$535	$745

In the course of working with borrowers, Bancorp may elect to restructure the contractual terms of certain loans. TDRs occur when, for economic, legal, or other reasons related to a borrower’s financial difficulties, Bancorp grants a concession to the borrower that it would not otherwise consider. Bancorp did not recognize new TDRs, nor did any TDRs default, in years ended December 31, 2019 and 2018. Detail of outstanding TDRs included in total non-performing loans follows:

	December 31, 2019			December 31, 2018
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial	$21	$21	$—	$28	$28	$—
1-4 family residential	13	13	—	14	14	—

Total TDRs	$34	$34	$—	$42	$42	$—

Impaired loans include non-accrual loans and loans past due 90 days-or-more accruing interest in addition to a nominal amount TDRs, which continue to accrue interest.

As of December 31, 2019 formal foreclosure proceedings were in process on 1-4 family residential mortgage loans with a total recorded investment of $239,000, as compared with $528,000 as of December 31, 2018.

The following tables present the balance in the recorded investment in loans and by portfolio loan class and based on impairment evaluation method:

(in thousands)	Loans				Allowance
December 31, 2019	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$8,223	$862,288	$—	$870,511	$1,150	$11,672	$—	$12,822
Construction and development, excluding undeveloped land	—	213,822	—	213,822	—	1,319	—	1,319
Undeveloped land	—	46,360	—	46,360	—	786	—	786
Real estate mortgage	3,307	1,663,549	—	1,666,856	13	11,751	—	11,764
Consumer	—	47,467	—	47,467	—	100	—	100

Total	$11,530	$2,833,486	$—	$2,845,016	$1,163	$25,628	$—	$26,791

(in thousands)	Loans				Allowance
December 31, 2018	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance

Commercial and industrial	$220	$833,304	$—	$833,524	$28	$11,937	$—	$11,965
Construction and development, excluding undeveloped land	318	224,732	—	225,050	—	1,760	—	1,760
Undeveloped land	474	29,618	—	30,092	—	752	—	752
Real estate mortgage	1,641	1,409,806	—	1,411,447	14	10,667	—	10,681
Consumer	—	48,058	—	48,058	—	376	—	376

Total	$2,653	$2,545,518	$—	$2,548,171	$42	$25,492	$—	$25,534

The following table’s present loans individually evaluated for impairment by loan portfolio class:

	As of			Twelve Months Ended
	December 31, 2019			December 31, 2019
		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$174	$174	$—	$166	$—
Construction and development, excluding undeveloped land	—	—	—	64	—
Undeveloped land	—	—	—	95	—

Real estate mortgage
Commercial investment	741	741	—	448	—
Owner occupied commercial	2,278	2,736	—	1,437	—
1-4 family residential	124	124	—	516	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	151	151	—	293	—
Subtotal: Real estate mortgage	3,294	3,752	—	2,694	—

Consumer	—	—	—	—	—
Subtotal	$3,468	$3,926	$—	$3,019	$—

Impaired loans with an allowance:
Commercial and industrial	$8,049	$8,049	$1,150	$1,631	$—
Construction and development, excluding undeveloped land	—	—	—	—	—
Undeveloped land	—	—	—	—	—

Real estate mortgage
Commercial investment	—	—	—	—	—
Owner occupied commercial	—	—	—	—	—
1-4 family residential	13	13	13	13	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—
Subtotal: Real estate mortgage	13	13	13	13	—

Consumer	—	—	—	—	—
Subtotal	$8,062	$8,062	$1,163	$1,644	$—

Total:
Commercial and industrial	$8,223	$8,223	$1,150	$1,797	$—
Construction and development, excluding undeveloped land	—	—	—	64	—
Undeveloped land	—	—	—	95	—

Real estate mortgage
Commercial investment	741	741	—	448	—
Owner occupied commercial	2,278	2,736	—	1,437	—
1-4 family residential	137	137	13	529	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	151	151	—	293	—
Subtotal: Real estate mortgage	3,307	3,765	13	2,707	—

Consumer	—	—	—	—	—
Total impaired loans	$11,530	$11,988	$1,163	$4,663	$—

	As of			Twelve Months Ended
	December 31, 2018			December 31, 2018
		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$192	$707	$—	$161	$—
Construction and development, excluding undeveloped land	318	489	—	437	—
Undeveloped land	474	506	—	474	—

Real estate mortgage
Commercial investment	138	138	—	35	—
Owner occupied commercial	586	1,023	—	1,503	—
1-4 family residential	760	760	—	1,242	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	143	143	—	73	—
Subtotal: Real estate mortgage	1,627	2,064	—	2,853	—

Consumer	—	—	—	23	—
Subtotal	$2,611	$3,766	$—	$3,948	$—

Impaired loans with an allowance:
Commercial and industrial	$28	$28	$28	$1,851	$2
Construction and development, excluding undeveloped land	—	—	—	—	—
Undeveloped land	—	—	—	24	—

Real estate mortgage
Commercial investment	—	—	—	—	—
Owner occupied commercial	—	—	—	897	—
1-4 family residential	14	14	14	14	1
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—
Subtotal: Real estate mortgage	14	14	14	911	1

Consumer	—	—	—	—	—
Subtotal	$42	$42	$42	$2,786	$3

Total:
Commercial and industrial	$220	$735	$28	$2,012	$2
Construction and development, excluding undeveloped land	318	489	—	437	—
Undeveloped land	474	506	—	498	—

Real estate mortgage
Commercial investment	138	138	—	35	—
Owner occupied commercial	586	1,023	—	2,400	—
1-4 family residential	774	774	14	1,256	1
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	143	143	—	73	—
Subtotal: Real estate mortgage	1,641	2,078	14	3,764	1

Consumer	—	—	—	23	—
Total impaired loans	$2,653	$3,808	$42	$6,734	$3

	As of			Twelve Months Ended
	December 31, 2017			December 31, 2017
		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$1,142	$2,202	$—	$411	$—
Construction and development, excluding undeveloped land	664	834	—	559	—
Undeveloped land	474	506	—	425	—

Real estate mortgage
Commercial investment	52	53	—	110	—
Owner occupied commercial	3,332	3,789	—	1,678	—
1-4 family residential	1,637	1,657	—	935	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	31	31	—	186	—
Subtotal: Real estate mortgage	5,052	5,530	—	2,909	—

Consumer	—	—	—	—	—
Subtotal	$7,332	$9,072	$—	$4,304	$—

Impaired loans with an allowance:
Commercial and industrial	$34	$34	$34	$1,882	$78
Construction and development, excluding undeveloped land	—	—	—	—	—
Undeveloped land	—	—	—	48	—

Real estate mortgage
Commercial investment	—	—	—	—	—
Owner occupied commercial	—	—	—	—	—
1-4 family residential	14	14	14	5	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	—	—	—	—	—
Subtotal: Real estate mortgage	14	14	14	5	—

Consumer	—	—	—	46	—
Subtotal	$48	$48	$48	$1,981	$78

Total:
Commercial and industrial	$1,176	$2,236	$34	$2,293	$78
Construction and development, excluding undeveloped land	664	834	—	559	—
Undeveloped land	474	506	—	473	—

Real estate mortgage
Commercial investment	52	53	—	110	—
Owner occupied commercial	3,332	3,789	—	1,678	—
1-4 family residential	1,651	1,671	14	940	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	31	31	—	186	—
Subtotal: Real estate mortgage	5,066	5,544	14	2,914	—

Consumer	—	—	—	46	—
Total impaired loans	$7,380	$9,120	$48	$6,285	$78

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the lives of certain loans.

Interest paid on impaired or non-accrual loans that was used to reduce principal was $552,000, $93,000 and $338,000 in 2019, 2018 and 2017. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $491,000, $391,000 and $159,000 in 2019, 2018 and 2017. No interest income was recognized on a cash basis in 2019, 2018, or 2017.

The following table presents the aging of the recorded investment in loans by portfolio class:

				90 or More
				Days Past Due
(in thousands)		30-59 Days	60-89 days	(includes all	Total	Total
December 31, 2019	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$861,860	$253	$194	$8,204	$8,651	$870,511
Construction and development, excluding undeveloped land	213,766	6	50	—	56	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	735,387	94	—	1,137	1,231	736,618
Owner occupied commercial	470,951	467	86	2,279	2,832	473,783
1-4 family residential	332,718	1,368	33	239	1,640	334,358
Home equity - first lien	48,441	179	—	—	179	48,620
Home equity - junior lien	72,995	196	100	186	482	73,477
Subtotal: Real estate mortgage	1,660,492	2,304	219	3,841	6,364	1,666,856

Consumer	47,379	84	4	—	88	47,467

Total	$2,829,857	$2,647	$467	$12,045	$15,159	$2,845,016

				90 or More
				Days Past Due
(in thousands)		30-59 Days	60-89 days	(includes all	Total	Total
December 31, 2018	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$832,923	$197	$200	$204	$601	$833,524
Construction and development, excluding undeveloped land	224,732	—	—	318	318	225,050
Undeveloped land	29,552	66	—	474	540	30,092

Real estate mortgage:
Commercial investment	586,884	1,382	107	237	1,726	588,610
Owner occupied commercial	421,143	2,732	1,377	1,121	5,230	426,373
1-4 family residential	274,547	374	336	760	1,470	276,017
Home equity - first lien	49,321	179	—	—	179	49,500
Home equity - junior lien	70,467	182	56	242	480	70,947
Subtotal: Real estate mortgage	1,402,362	4,849	1,876	2,360	9,085	1,411,447

Consumer	48,058	—	—	—	—	48,058

Total	$2,537,627	$5,112	$2,076	$3,356	$10,544	$2,548,171

(6) Premises and Equipment

A summary of premises and equipment follows:

December 31, (in thousands)	2019	2018

Land	$10,241	$9,664
Buildings and improvements	50,809	47,726
Furniture and equipment	22,032	21,793
Construction in progress	623	1,051
Right-of-use operating lease asset	12,737	-

	96,442	80,234

Accumulated depreciation and amortization	(37,824)	(35,470)

Total premises and equipment	$58,618	$44,764

Depreciation expense related to premises and equipment was $4.2 million in 2019, $3.7 million in 2018 and $3.5 million in 2017.

Bancorp acquired five banking centers in its May 1, 2019 KSB acquisition. Based upon the proximity to existing branch locations, Bancorp closed and ultimately sold three of these locations in 2019, while retaining the associated customer relationships. Goodwill was recast based upon these sales.

The right-of-use lease asset and operating lease liability were recorded in premises and equipment and other liabilities on the consolidated balance sheet upon the adoption of ASU 2016-02, Leases in the first quarter of 2019.

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

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

(dollars in thousands)	December 31, 2019

Balance Sheet
Operating lease right-of-use asset	$12,737
Operating lease liability	14,369

Weighted average remaining lease term	9.38
Weighted average discount rate	2.46%

Maturities of lease liabilities:
One year or less	$1,964
Year 2	1,915
Year 3	1,930
Year 4	1,972
Year 5	1,781
Greater than 5 years	6,619
Total lease payments	$16,181
Less imputed interest	1,812
Total	$14,369

Year Ended
(In thousands)	December 31, 2019
Income Statement
Components of lease expense:
Operating lease cost	$1,870
Variable lease cost	152
Less sublease income	54
Total lease cost	$1,968

(In thousands)
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,656

As of December 31, 2019 Bancorp had not entered into any lease agreements that had yet to commence.

(7) Goodwill and Core Deposit Intangibles

Goodwill, recorded on the acquisition date of an entity, represents $11.8 million related to the May 1, 2019 KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. During this measurement period, Bancorp may record subsequent recast adjustments to goodwill for provisional amounts recorded at the acquisition date.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30th of each year or more often as situations dictate. The goodwill balance at December 31, 2019 and 2018 relates entirely to the Commercial Banking segment of Bancorp. At December 31, 2019, Bancorp’s Commercial Banking reporting unit had positive equity and Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, Bancorp did not complete the two-step impairment test as of December 31, 2019.

Changes in the carrying value of goodwill follows:

December 31, (in thousands)	2019	2018
Balance at beginning of period	$682	$682
Goodwill acquired	12,144	—
Recast adjustments	(313)	—
Impairment	—	—
Balance at end of period	$12,513	$682

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with its May 1, 2019 KSB and 2013 TBOC acquisitions. See the Footnote titled “Acquisition of KSB” for additional detail.

Changes in the net carrying amount of CDI assets follow:

Years ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$1,057	$1,225	$1,405
Additions	1,519	—	—
Amortized to expense	(291)	(168)	(180)
Balance, end of period	$2,285	$1,057	$1,225

Future CDI amortization expense is estimated as follows:

(in thousands)
2020	$323
2021	302
2022	295
2023	259
2024	241
Beyond 2024	865

Total future payments	$2,285

(8) Other Assets

A summary of major components of other assets follows:

December 31, (in thousands)	2019	2018

Cash surrender value of life insurance other than BOLI	$16,145	$15,029
Net deferred tax asset	14,466	10,193
Investments in tax credit related ventures	6,248	4,537
Prepaid assets	2,812	3,072
Trust fee receivable	2,171	1,939
Mortgage servicing rights	1,372	1,022
Other real estate owned	493	1,018
Other	7,232	8,362
Total other assets	$50,939	$45,172

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

MSRs, a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Estimated fair values of MSRs at December 31, 2019 and December 31, 2018 were $3 million and $4 million. Total outstanding principal balances of loans serviced by Bancorp were $327 million and $328 million at December 31, 2019 and December 31, 2018.

Changes in the net carrying amount of MSRs are shown in the following table.

Years ended December 31, (in thousands)	2019	2018	2017

Balance, beginning of period	$1,022	$875	$921
Additions	506	302	225
Amortized to expense	(156)	(155)	(271)
Balance, end of period	$1,372	$1,022	$875

(9) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

Years Ended December 31, (in thousands)	2019	2018	2017
Current income tax expense:
Federal	$14,673	$11,567	$12,622
State	772	732	546
Total current income tax expense	15,445	12,299	13,168

Deferred income tax expense (benefit) :
Federal	(746)	(52)	3,783
State	(2,872)	(289)	(4)
Total deferred income tax expense (benefit)	(3,618)	(341)	3,779
Change in valuation allowance	(2,234)	73	192
Total income tax expense	$9,593	$12,031	$17,139

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2019	2018	2017
Unrealized (loss) gain on securities available for sale	$1,757	$(812)	$(531)
Reclassification adjustment for securities losses realized in income	—	—	81
Unrealized gain on derivatives	(120)	46	112
Minimum pension liability adjustment	(58)	46	(9)
Total income tax (benefit) expense recorded directly to stockholders' equity	$1,579	$(720)	$(347)

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Kentucky state income tax enactments	(5.2)	—	—
Net deferred tax asset remeasurement	—	(0.5)	10.8
Excess tax benefits from stock-based compensation arrangements	(1.0)	(0.8)	(2.6)
Increase in cash surrender value of life insurance	(0.9)	(0.4)	(1.5)
Tax credits	(1.9)	(1.8)	(14.4)
Tax exempt interest income	(0.3)	(0.4)	(1.2)
Amortization/impairment of investments in tax credit partnerships	0.3	0.4	3.4
State income taxes, net of federal benefit	0.7	0.8	0.7
Other, net	—	(0.5)	0.9
Effective tax rate	12.7%	17.8%	31.1%

Currently, state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels, and are recorded as other non-interest expense.

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.2 million, or approximately $0.06 per diluted share for 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributes, including net operating loss carryforwards. The combined filing beginning in 2021 will allow Bancorp’s Holding Company net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.7 million, predominantly in the second quarter of 2019, or approximately $0.12 per diluted share for 2019. The losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return. A valuation allowance is maintained for the loss that will expire in 2020.

The TCJA was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Bancorp incurred a charge of $5.9 million to income tax expense during 2017 representing the decrease in value of its net DTA upon enactment of the TCJA.

In December 2017, the SEC released SAB 118 to address any uncertainty or diversity of views in practice in accounting for the income tax effects of tax reform in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed a measurement period not to extend beyond one year from the tax reform’s enactment date to complete the necessary accounting.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2019	2018
Deferred tax assets
Allowance for loan loss	$6,633	$5,567
Deferred compensation	5,758	4,703
Operating lease liability	3,427	—
State net operating loss	2,550	2,201
Accrued expenses	1,486	968
Securities	—	756
Investments in tax credit partnerships	655	543
Loans	501	434
Other assets	228	181
Write-downs and costs associated with other real estate owned	22	7
Total deferred tax assets	21,260	15,360

Deferred tax liabilities
Property and equipment	1,054	1,154
Right-of-use operating lease asset	3,154	—
Securities	748	—
Loan costs	767	632
Mortgage servicing rights	299	193
Leases	266	336
Core deposit intangible	202	230
Other liabilities	183	267
Total deferred tax liabilities	6,673	2,812
Valuation allowance	(121)	(2,355)
Net deferred tax asset	$14,466	$10,193

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2019.

Realization of DTAs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration and net operating losses that will not be utilized prior to their expiration. A valuation allowance of $121,000 and $2.4 million reflects management’s estimate of the temporary deductible differences that may expire prior to their utilization and has been recorded as of December 31, 2019 and 2018. The losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return with the Bank. A valuation allowance is maintained for the loss that will expire in 2020. The loss carryforward is $64.7 million and expires over varying periods through 2039.

Kentucky DTAs amounts and the related valuation allowance for Bancorp’s net operating losses were previously reported as net due to a full valuation allowance and immaterial amounts. The 2018 amounts reported herein have been revised to report the items gross.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2019 and 2018, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2015.

(10) Deposits

The composition of the Bank’s deposits follows:

December 31, (in thousands)	2019	2018

Non-interest bearing demand deposits	$810,475	$711,023

Interest bearing deposits:
Interest bearing demand	979,595	892,867
Savings	169,622	155,007
Money market	742,029	688,744

Time deposits of $250,000 or more	81,412	55,182
Other time deposits	350,805	291,533
Total time deposits(1)	432,217	346,715

Total interest bearing deposits	2,323,463	2,083,333

Total deposits	$3,133,938	$2,794,356

(1)	Includes $30 million in brokered deposits as of December 31, 2019 and 2018.

Deposits totaling $126 million were acquired on May 1, 2019, associated with the KSB acquisition.

Interest expense related to certificates of deposit and other time deposits in denominations of $250,000 or more was $1.3 million, $431,000 and $161,000, for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019, the scheduled maturities of all time deposits were as follows:

(in thousands)
2020	$273,568
2021	129,676
2022	11,729
2023	10,049
2024	7,094
2025 and thereafter	101

Total time deposits	$432,217

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $81 million and $42 million at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, Bancorp had $692,000 and $886,000 of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(11) Securities Sold Under Agreements to Repurchase

SSUAR are a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2019, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (Dollars in thousands)	2019	2018
Outstanding balance at end of period	$31,895	$36,094
Weighted average interest rate at end of period	0.22%	0.27%

Years Ended December 31, (dollars in thousands)	2019	2018	2017

Average outstanding balance during the period	$38,555	$62,580	$70,187
Average interest rate during the period	0.26%	0.25%	0.19%
Maximum outstanding at any month end during the period	$52,599	$74,725	$75,365

(12) FHLB Advances

Bancorp had outstanding 57 separate advances totaling $80 million as of December 31, 2019, as compared with 14 separate advances totaling $48 million as of December 31, 2018. As a result of the KSB acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities ranging from 2019 to 2028. These advances were discounted to fair value as of the acquisition date. See the Note titled “Acquisition of KSB” in this section of the filing for additional detail. As of December 31, 2019, for 15 advances totaling $50 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	December 31, 2019		December 31, 2018
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2020	$50,004	1.99	$1,691	2.23
2021	2,400	2.52	215	2.12
2023	456	1.00	—	—
2024	2,023	2.36	2,240	2.36
2025	3,774	2.41	4,626	2.42
2026	8,156	1.96	8,185	1.99
2027	7,445	1.73	—	—
2028	5,695	2.32	1,220	1.49

Total	$79,953	2.02%	$18,177	2.14%

Payments based on amortization schedules over the next five years are as follows:

(dollars in thousands)
Year
2020	$55,680
2021	6,004
2022	3,193
2023	2,655
2024	3,122
2025 and beyond	9,299

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under a blanket mortgage collateral pledge agreement and FHLB stock. Bancorp views these advances to be an effective alternative to brokered deposits to fund loan growth. At December 31, 2019, and 2018, the amount of available credit from the FHLB totaled $599 million and $537 million. Bancorp also had $105 million in FFP lines available from correspondent banks at both December 31, 2019 and 2018.

(13) Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2019, 2018, and 2017.

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on securities	on cash	liability
(in thousands)	available for sale	flow hedges	adjustment	Total

Balance, January 1, 2017	$(1,211)	$(16)	$(272)	$(1,499)
Net current period other comprehensive income (loss)	(721)	209	(70)	(582)
Amounts reclassifed from AOCI	151	—	—	151
Balance, December 31, 2017 (1)	$(1,781)	$193	$(342)	$(1,930)

Balance, January 1, 2018	$(1,781)	$193	$(342)	$(1,930)
Net current period other comprehensive income (loss)	(3,053)	174	173	(2,706)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)
Balance, December 31, 2018	$(5,330)	$408	$(220)	$(5,142)

Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	6,415	(445)	(151)	5,819
Balance, December 31, 2019	$1,085	$(37)	$(371)	$677

(1)

December 31, 2017 AOCI component balances reflect a correction of incorrectly reported year-end balances in the Footnote titled “Other Comprehensive Income (Loss)” of the 2017 Form 10-K, which were presented as $(2,278), $234, and $(392) for securities AFS, cash flow hedges, and minimum pension liability, respectively.

The above table includes $506,000 reclassification from AOCI to retained earnings related to the adoption of ASU 2018-02 in the first quarter of 2018. ASU 2018-02 provided for the reclassification of tax effects stranded in OCI as a result of the 2017 TCJA into retained earnings. The TCJA reduced the US Federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, Bancorp was required to re-measure its net DTAs at the lower rate and recognize the adjustment through income tax expense in 2017. The adjustment through income tax expense left items presented in AOCI, for which the related income tax effects were originally recognized in OCI, unadjusted for the new tax rate.

The following table illustrates activity within the reclassifications out of AOCI:

Details of accumulated				Affected line item in
other comprehensive	Amount reclassified from accumulated			the consolidated
income (loss) components	other comprehensive income (loss)			statements of income
(in thousands)
For the years ended December 31,	2019	2018	2017
Unrealized gains (losses) on securities available for sale:
Realized loss on sale of securities available for sale	$—	$—	$(232)	Loss on sale of securities
Effect of income taxes	—	—	81	Income tax expense

Reclassification, net of income taxes	$—	$—	$(151)

(14) Preferred Stock and Common Stock

Bancorp has a class of preferred stock (no par value; 1,000,000 shares authorized); the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(15) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

Years Ended December 31, (in thousands, except per share data)	2019	2018	2017

Net income	$66,067	$55,517	$38,043

Weighted average shares outstanding - basic	22,598	22,619	22,532
Dilutive securities	267	325	451

Weighted average shares outstanding - diluted	22,865	22,944	22,983

Net income per share - basic	$2.92	$2.45	$1.69
Net income per share - diluted	$2.89	$2.42	$1.66

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (in thousands)	2019	2018
Antidilutive SARs	199	146

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and profit sharing plan. The plan is a defined contribution plan and is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2019, 2018, and 2017 were $2.6 million, $2.2 million and $2.0 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2019 and 2018, the KSOP held 508,000 and 568,000 shares of Bancorp stock, respectively.

In addition Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $241,000, $250,000 and $232,000 in 2019, 2018 and 2017. At December 31, 2019 and 2018, the amounts included in other liabilities in the consolidated financial statements for this plan were $10.1 million and $8.6 million. The total was comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for three key officers (one current and two retired), and has no plans to increase the number of or the benefits to participants. All participants are fully vested and based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.3 million and $2.1 million as of December 31, 2019 and December 31, 2018. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2019 and 2018. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in each year from 2020 to 2024 and beyond are listed in the table below.

(in thousands)
2020	$84
2021	—
2022	—
2023	—
2024	137
Beyond 2024	3,141

Total future payments	$3,362

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2019. There are no obligations for other post-retirement and post-employment benefits.

(17) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of December 31, 2019, there were 547,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

Stock Options – Bancorp had no stock options outstanding as of December 31, 2019 and 2018.

SAR Grants – SARs granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination.

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2019	2018	2017

Dividend yield	2.54%	2.56%	2.72%
Expected volatility	20.39%	20.17%	19.47%
Risk free interest rate	2.52%	2.96%	2.29%
Expected life of SARs (years)	7.2	7.0	7.0

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

In the first quarters of 2019 and 2018, Bancorp awarded 9,834 and 6,525 RSUs to non-employee directors of Bancorp with a grant date fair value of $330,000 and $247,000.

Bancorp utilized cash of $272,000 and $154,000 during 2019 and 2018 for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$345	$1,185	$329	$1,719	$3,578
Deferred tax benefit	(72)	(249)	(69)	(361)	(751)
Total net expense	$273	$936	$260	$1,358	$2,827

	Year Ended December 31, 2018
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$379	$1,100	$248	$2,300	$4,027
Deferred tax benefit	(80)	(231)	(52)	(483)	(846)
Total net expense	$299	$869	$196	$1,817	$3,181

	Year Ended December 31, 2017
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$280	$1,032	$219	$1,361	$2,892
Deferred tax benefit	(59)	(216)	(46)	(286)	(607)
Total net expense	$221	$816	$173	$1,075	$2,285

Beginning in 2017 Bancorp’s adopted ASU 2016-09 which changed the way excess tax benefits and deficiencies related to stock-based compensation were recorded. Prior to 2017, these were recorded directly to APIC and, thus did not affect earnings. Beginning in 2017, these were recorded as a tax expense/benefit on the income statement. These benefits resulted in $812,000, $549,000 and $1.5 million increases in net income for 2019, 2018 and 2017. This tax benefit is not reflected in the above tables.

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2020	$306	$1,035	$2	$853	$2,196
2021	248	816	—	462	1,526
2022	193	547	—	—	740
2023	118	302	—	—	420
2024	11	24	—	—	35
2025	—	—	—	—	-
Total estimated expense	$876	$2,724	$2	$1,315	$4,917

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and years)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2017	735	$14.02	-	$33.08	$17.78	$21,443	$3.26	5.5
Granted	46	40.00	-	40.00	40.00	—	6.34
Exercised	(77)	14.02	-	17.89	15.41	1,855	3.18
Forfeited	—		-		-	—	—
Outstanding, December 31, 2017	704	$14.02	-	$40.00	$19.51	$12,923	$3.47	5.1

Outstanding, January 1, 2018	704	$14.02	-	$40.00	$19.51	$12,923	$3.47	5.1
Granted	100	35.90	-	39.32	37.75	—	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	—		-		-	—	—
Outstanding, December 31, 2018	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—		-		-	—	—
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Vested and exercisable	439	$14.02	-	$40.00	$20.53	$9,017	$3.42	4.0
Unvested	202	22.96	-	40.00	34.93	1,233	5.59	7.9
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Vested during 2019	91	$19.37	-	$40.00	$28.80	$1,110	$4.66

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding by expiration year follows:

(in thousands, except per share data)
Expiration	SARs Outstanding	SARs Exercisable	Weighted Average Exercise Price
2020	3	3	$14.02
2021	27	27	15.88
2022	108	108	15.25
2023	80	80	15.26
2024	73	73	19.37
2025	63	49	23.00
2026	88	55	25.84
2027	46	21	40.00
2028	100	23	37.75
2029	53	—	37.01
	641	439	$25.06

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2017	145	$21.57
Shares awarded	29	44.85
Restrictions lapsed and shares released	(47)	19.79
Shares forfeited	(8)	25.18
Unvested at December 31, 2017	119	$27.62

Unvested at January 1, 2018	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares released	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares released	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year are as follows:

Grant Year	Vesting Period in Years	Fair Value	Expected Shares to be Awarded
2017	3	$35.66	61,893
2018	3	31.54	50,352
2019	3	32.03	43,603

Bancorp has no equity compensation plans which have not been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2019.

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:

Stock Appreciation Rights	(b)	(b)	547
Restricted Stock Awards	108	N/A	(a)
Restricted Stock Units	10	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	118		547

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2019, approximately 641,000 SARs were outstanding at a weighted average grant price of $25.06. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 196,000 shares. As of December 31, 2019, the expected shares to be awarded are approximately 156,000.

(18) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2019, the Bank may pay an amount equal to $52 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2019 and 2018, Bancorp had various commitments outstanding that arose in the normal course of business, such as unused commitments or lines of credit and commitments made to lend in the future, which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

December 31, (in thousands)	2019	2018
Commercial and industrial	$416,195	$309,920
Construction and development	240,503	179,364
Home equity lines of credit	155,920	147,907
Credit cards	26,439	20,003
Overdrafts	32,715	21,751
Letters of credit	24,193	20,891
Other	40,083	33,369
Future loan commitments	236,885	101,399

Total off balance sheet commitments to extend credit	$1,172,933	$834,604

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment, and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2019 and 2018, Bancorp had accrued $350,000 in other liabilities for its estimate of inherent risks related to unfunded credit commitments.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2019, Bancorp would have been required to make payments of approximately $2.6 million, or the maximum amount payable under those contracts. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of December 31, 2019, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

(in thousands)	Fair value at December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:

U.S. Treasury and other U.S. government obligations	$49,897	$49,897	$—	$—
Government sponsored enterprise obligations	209,944	—	209,944	—
Mortgage backed securities - government agencies	193,861	—	193,861	—
Obligations of states and political subdivisions	17,036	—	17,036	—

Total securities available for sale	470,738	49,897	420,841	—

Interest rate swaps	2,696	—	2,696	—

Total assets	$473,434	$49,897	$423,537	$—

Liabilities

Interest rate swaps	$2,767	$—	$2,767	$—

(in thousands)	Fair value at December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Securities available for sale:
Government sponsored enterprise obligations	$261,039	$—	$261,039	$—
Mortgage backed securities - government agencies	146,277	—	146,277	—
Obligations of states and political subdivisions	29,679	—	29,679	—

Total securities available for sale	436,995	—	436,995	—

Interest rate swaps	1,035	—	1,035	—

Total assets	$438,030	$—	$438,030	$—

Liabilities

Interest rate swaps	$543	$—	$543	$—

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2019, there were no transfers between Levels 1, 2, or 3.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2019 or 2018.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2019 and 2018, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for December 31, 2019 or 2018.

Impaired loans – Collateral-dependent impaired loans generally include loans that have received partial charge-downs or specific reserve allocations needed to record the loan at fair value. Fair value is commonly based on recent real estate appraisals or other sources of valuations based upon the underlying collateral. Fair value of impaired loans was primarily measured based on the value of collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Bancorp typically determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. For other assets, Bancorp relies on both internal and third party assessments of asset value, based on information provided by the borrower, following methodologies similar to those described for real estate. As of December 31, 2019, total impaired collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance were $8.4 million and the specific allowance totaled $1.2 million, resulting in a fair value of $7.3 million, compared with total collateral dependent loans charged down to their fair value and impaired loans with a valuation allowance of $967,000, and the specific allowance allocation totaling $42,000, resulting in a fair value of $925,000 at December 31, 2018. Losses represent charge offs and changes in specific allowances for the periods indicated.

OREO – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. For OREO in the following table, fair value is the carrying value of only parcels of OREO which have a carrying value equal to appraised value. Losses represent write-downs which occurred during the period indicated. At December 31, 2019 and 2018, carrying value of OREO was $493,000 and $1 million.

Below are carrying values of assets measured at fair value on a non-recurring basis.

	Fair value at December 31, 2019				Losses
(in thousands)	Total	Level 1	Level 2	Level 3	Recorded
Impaired loans	$7,253	$—	$—	$7,253	$(20)
Other real estate owned	493	—	—	493	(70)

	Fair value at December 31, 2018				Losses
(in thousands)	Total	Level 1	Level 2	Level 3	Recorded
Impaired loans	$925	$—	$—	$925	$(514)
Other real estate owned	239	—	—	239	(32)

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

December 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,253	Appraisal	Appraisal discounts	60.3%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

December 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$925	Appraisal	Appraisal discounts	9.9%
Other real estate owned	239	Appraisal	Appraisal discounts	22.0

(21) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Carrying amounts, estimated fair values, and placement in the fair value hierarchy of Bancorp’s financial instruments are as follows:

(In thousands)	Carrying
December 31, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$249,724	$249,724	$249,724	$—	$—
Mortgage loans held for sale	8,748	8,923	—	8,923	—
Federal Home Loan Bank stock	11,316	11,316	—	11,316	—
Loans, net	2,818,225	2,841,767	—	—	2,841,767
Accrued interest receivable	8,534	8,534	8,534	—	—

Liabilities
Non-interest bearing deposits	$810,475	$810,475	$810,475	$—	$—
Transaction deposits	1,891,246	1,891,246	—	1,891,246	—
Time deposits	432,217	434,927	—	434,927	—
Securities sold under agreement to repurchase	31,895	31,895	—	31,895	—
Federal funds purchased	10,887	10,887	—	10,887	—
FHLB advances	79,953	80,906	—	80,906	—
Accrued interest payable	640	640	640	—	—

(In thousands)	Carrying
December 31, 2018	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$198,939	$198,939	$198,939	$—	$—
Mortgage loans held for sale	1,675	1,743	—	1,743	—
Federal Home Loan Bank stock	10,370	10,370	—	10,370	—
Loans, net	2,522,637	2,508,587	—	—	2,508,587
Accrued interest receivable	8,360	8,360	8,360	—	—

Liabilities
Non-interest bearing deposits	$711,023	$711,023	$711,023	$—	$—
Transaction deposits	1,736,618	1,736,618	—	1,736,618	—
Time deposits	346,715	345,273	—	345,273	—
Securities sold under agreement to repurchase	36,094	36,094	—	36,094	—
Federal funds purchased	10,247	10,247	—	10,247	—
FHLB advances	48,177	47,227	—	47,227	—
Accrued interest payable	762	762	762	—	—

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Notional amount	$99,000	$55,505	$99,000	$55,505
Weighted average maturity (years)	8.2	8.0	8.2	8.0
Fair value	$2,696	$519	$2,767	$543

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the fair values:

				Fair value
(dollars in thousands)			Pay fixed	December 31,
Notional	Maturity	Receive (variable) index	swap rate	2019	2018
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(45)	$193
20,000	12/6/2020	US 3 Month LIBOR	1.79	(6)	323
$30,000			1.82	$(51)	$516

(23) Regulatory Matters

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

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$418,460	12.85%	$260,448	8.00%	NA	NA
Bank	396,299	12.20	259,823	8.00	$324,778	10.00%

Common equity tier 1 risk-based capital
Consolidated	391,319	12.02	146,502	4.50	NA	NA
Bank	369,158	11.37	146,150	4.50	211,106	6.50

Tier 1 risk-based capital (1)
Consolidated	391,319	12.02	195,336	6.00	NA	NA
Bank	369,158	11.37	194,867	6.00	259,823	8.00

Leverage (2)
Consolidated	391,319	10.60	147,733	4.00	NA	NA
Bank	369,158	10.67	138,392	4.00	172,990	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$396,019	13.91%	$227,714	8.00%	NA	NA
Bank	385,637	13.56	227,462	8.00	$284,327	10.00%

Common equity tier 1 risk-based capital
Consolidated	370,135	13.00	128,089	4.50	NA	NA
Bank	359,753	12.65	127,947	4.50	184,813	6.50

Tier 1 risk-based capital (1)
Consolidated	370,135	13.00	170,785	6.00	NA	NA
Bank	359,753	12.65	170,596	6.00	227,462	8.00

Leverage (2)
Consolidated	370,135	11.33	130,698	4.00	NA	NA
Bank	359,753	11.02	130,569	4.00	163,211	5.00

(1)	Ratio is computed in relation to risk-weighted assets.

(2)	Ratio is computed in relation to average assets.

NA – Regulatory framework does not define “well capitalized” for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2019	2018

Assets
Cash on deposit with subsidiary bank	$14,714	$7,655
Investment in and receivable from subsidiaries	384,136	356,118
Other assets	7,821	3,147
Total assets	$406,671	$366,920

Liabilities and stockholders' equity
Other liabilities	$374	$420
Total stockholders’ equity	406,297	366,500
Total liabilities and stockholders’ equity	$406,671	$366,920

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2019	2018	2017

Income - dividends and interest from subsidiaries	$72,119	$21,403	$18,160
Other income	2	12	82
Less expenses	4,935	4,818	3,255
Income before income taxes and equity in undistributed net income of subsidiary	67,186	16,597	14,987
Income tax benefit	(4,683)	(1,713)	(1,985)
Income before equity in undistributed net income of subsidiary	71,869	18,310	16,972
Equity in undistributed net income of subsidiary	(5,802)	37,207	21,071
Net income	$66,067	$55,517	$38,043

Comprehensive Income	$71,886	$52,811	$37,612

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2019	2018	2017
Operating activities
Net income	$66,067	$55,517	$38,043
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	5,802	(37,207)	(21,071)
Gain on sale of fixed assets	—	(10)	—
Change in receivable from subsidiaries
Stock compensation expense	3,578	4,027	2,892
Excess tax benefits from stock- based compensation arrangements	(812)	(549)	(1,463)
Depreciation, amortization and accretion, net	—	—	4
Proceeds from liquidation of private investment fund	—	—	(81)
Change in other assets	(3,863)	(1,080)	5,943
Change in other liabilities	(81)	220	10
Net cash provided by operating activities	70,691	20,918	24,277

Investing activities
Proceeds from sale of fixed assets	—	13	—
Cash for acquisition	(28,000)	—	—
Proceeds from liquidation of private investment fund	—	—	81
Net cash provided by (used in) investing activities	(28,000)	13	81

Financing activities
Repurchase of common stock	(11,817)	(2,004)	(2,389)
Share repurchases related to compensation plans	(272)	(154)	(216)
Cash dividends paid	(23,543)	(21,766)	(18,077)
Net cash used in financing activities	(35,632)	(23,924)	(20,682)
Net increase (decrease) in cash	7,059	(2,993)	3,676
Cash at beginning of year	7,655	10,648	6,972
Cash at end of year	$14,714	$7,655	$10,648

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

Principally, all of the net assets of Bancorp are involved in the Commercial Banking segment. Goodwill of $12.5 million, of which $682,000 relates to a bank acquisition in 1996 and $11.8 million related to the May 2019 KSB acquisition, has been assigned to the Commercial Banking segment. Assets assigned to WM&T primarily consist of net premises and equipment.

Selected financial information by business segment follows:

	Commercial
As of and for the Year ended December 31, 2019 (in thousands)	Banking	WM&T	Total
Net interest income	$124,902	$319	$125,221
Provision for loan and leases	1,000	—	1,000
Wealth management and trust services	—	22,643	22,643
All other non-interest income	27,147	—	27,147
Non-interest expenses	85,642	12,709	98,351
Income before income tax expense	65,407	10,253	75,660
Income tax expense	7,368	2,225	9,593
Net income	$58,039	$8,028	$66,067

Total assets	$3,720,502	$3,695	$3,724,197

	Commercial
As of and for the Year ended December 31, 2018 (in thousands)	Banking	WM&T	Total
Net interest income	$114,161	$255	$114,416
Provision for loan and leases	2,705	—	2,705
Wealth management and trust services	—	21,536	21,536
All other non-interest income	23,810	—	23,810
Non-interest expenses	76,963	12,546	89,509
Income before income tax expense	58,303	9,245	67,548
Income tax expense	10,025	2,006	12,031
Net income	$48,278	$7,239	$55,517

Total assets	$3,299,169	$3,755	$3,302,924

	Commercial
As of and for the Year ended December 31, 2017 (in thousands)	Banking	WM&T	Total
Net interest income	$103,352	$301	$103,653
Provision for loan and leases	2,550	—	2,550
Wealth management and trust services	—	20,505	20,505
All other non-interest income	23,994	—	23,994
Non-interest expenses	78,181	12,239	90,420
Income before income tax expense	46,615	8,567	55,182
Income tax expense	14,080	3,059	17,139
Net income	$32,535	$5,508	$38,043

Total assets	$3,237,656	$1,990	$3,239,646

(26) Quarterly Operating Results (unaudited)

A summary of quarterly operating results follows:

	2019
(in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$37,795	$37,973	$36,968	$35,029
Interest expense	5,075	5,903	6,194	5,372
Net interest income	32,720	32,070	30,774	29,657
Provision for loan and lease losses	-	400	-	600
Net interest income after provision	32,720	31,670	30,774	29,057
Non-interest income	13,161	13,304	12,263	11,062
Non-interest expenses	26,291	23,957	25,464	22,639
Income before income taxes	19,590	21,017	17,573	17,480
Income tax expense	2,941	3,783	1,030	1,839
Net income	$16,649	$17,234	$16,543	$15,641

Basic earnings per share	$0.74	$0.76	$0.73	$0.69
Diluted earnings per share	$0.73	$0.76	$0.72	$0.68

	2018
(in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$35,004	$33,021	$32,004	$29,744
Interest expense	5,092	4,500	3,330	2,435
Net interest income	29,912	28,521	28,674	27,309
Provision for loan and lease losses	-	735	1,235	735
Net interest income after provision	29,912	27,786	27,439	26,574
Non-interest income	11,576	11,426	11,435	10,909
Non-interest expenses	24,565	21,781	22,136	21,027
Income before income taxes	16,923	17,431	16,738	16,456
Income tax expense	2,265	3,555	3,159	3,052
Net income	$14,658	$13,876	$13,579	$13,404

Basic earnings per share	$0.65	$0.61	$0.60	$0.59
Diluted earnings per share	$0.64	$0.60	$0.59	$0.58

	2017
(in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$29,098	$28,120	$27,026	$26,655
Interest expense	2,069	1,947	1,781	1,449
Net interest income	27,029	26,173	25,245	25,206
Provision for loan and lease losses	900	150	600	900
Net interest income after provision	26,129	26,023	24,645	24,306
Non-interest income	11,407	10,945	11,525	10,622
Non-interest expenses	27,048	21,168	21,209	20,995
Income before income taxes	10,488	15,800	14,961	13,933
Income tax expense	5,542	4,096	4,359	3,142
Net income	$4,946	$11,704	$10,602	$10,791

Basic earnings per share	$0.22	$0.52	$0.47	$0.48
Diluted earnings per share	$0.22	$0.51	$0.46	$0.47

Note: The sum of EPS of each of the quarter may not add to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

(27) Revenue from contracts with customers

Bancorp adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments (ASC 606), which created a single framework for recognizing revenue from contracts with customers that fall within its scope and revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, effective January 1, 2018 using the full retrospective method. Bancorp recognizes revenue upon satisfying a performance obligation as services are rendered to a customer. All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The only impact to financial statement presentation was reclassification from expense to contra income costs incurred to obtain and fulfill contracts associated with investment product sales. All periods presented in these financial statements have been adjusted to reflect the reclassification. The table below presents Bancorp’s sources of non-interest income. Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2019

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$22,643	$22,643
Deposit service charges	5,513	—	5,513
Debit and credit card income	8,123	—	8,123
Treasury management fees	4,992	—	4,992
Mortgage banking income(1)	3,090	—	3,090
Net investment product sales commissions and fees	1,498	—	1,498
Bank owned life insurance(1)	1,031	—	1,031
Other(2)	2,900	—	2,900
Total non-interest income	$27,147	$22,643	$49,790

	Year Ended December 31, 2018

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$21,536	$21,536
Deposit service charges	5,759	—	5,759
Debit and credit card income	6,769	—	6,769
Treasury management fees	4,571	—	4,571
Mortgage banking income(1)	2,568	—	2,568
Net investment product sales commissions and fees	1,677	—	1,677
Bank owned life insurance(1)	1,129	—	1,129
Other(2)	1,337	—	1,337
Total non-interest income	$23,810	$21,536	$45,346

	Year Ended December 31, 2017

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$20,505	$20,505
Deposit service charges	6,172	—	6,172
Debit and credit card income	5,979	—	5,979
Treasury management fees	4,297	—	4,297
Mortgage banking income(1)	3,221	—	3,221
Loss on sale of securities	(232)	—	(232)
Net investment product sales commissions and fees	1,629	—	1,629
Bank owned life insurance(1)	1,159	—	1,159
Other(2)	1,769	—	1,769
Total non-interest income	$23,994	$20,505	$44,499

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Trust fees receivable as of December 31, 2019 were $2.1 million compared with $1.9 million as of December 31, 2018.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market value and are assessed, collected, and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $516,000 and $544,000 for the years ended December 31, 2019 and 2018.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $26.8 million at December 31, 2019. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.

We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management's estimates, such as evaluating management's assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, verification of historical loss data and calculated loss rates, the establishment of qualitative adjustments, credit ratings and risk classification of loans and establishment of specific reserves on impaired loans including purchased loans that have experienced further credit deterioration and management’s review and disclosure controls over the ALLL balance;

●	Testing of completeness and accuracy of the information utilized in the ALLL;
●	Testing the model's computational accuracy;
●	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
●	Testing the internal loan review functions and evaluating the accuracy of loan grades;
●	Evaluating the appropriateness of loan grades and assessing the reasonableness of specific reserves on impaired loans;
●	Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within peer groups.
●	Reviewing subsequent events and considering whether they support or contradict the Company’s assessment.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842.

/s/ BKD, LLP

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 28, 2020

Name of Engagement Executive: Michael S. Moore

Federal Employer Identification Number: 44-0160260

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stock Yards Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Stock Yards Bancorp, Inc. and subsidiary (the Company) for the year ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1988 to 2018.

Louisville, Kentucky

March 13, 2018

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements and other financial data were prepared by the management of Stock Yards Bancorp, Inc. (Bancorp), which has the responsibility for the integrity of the information presented. The consolidated financial statements have been prepared in conformity with GAAP and, as such, include amounts that are the best estimates and judgments of management with consideration given to materiality.

Management is further responsible for maintaining a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Bancorp and that its established policies and procedures are carefully followed. Management believes that Bancorp’s system, taken as a whole, provides reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP and to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Management also seeks to assure the objectivity and integrity of Bancorp’s financial data by the careful selection and training of qualified personnel, an internal audit function and organizational arrangements that provide an appropriate division of responsibility.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2019. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

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

/s/ James A. Hillebrand
James A. Hillebrand
CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2019, the CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2019 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Stock Yards Bancorp, Inc. and subsidiary (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting. Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s CEO and CFO, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP. This process includes those policies and procedures that:

●	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bancorp;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Bancorp are being made only in accordance with authorizations of management and directors of Bancorp; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bancorp’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2019.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2019. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2019.

/s/ James A. Hillebrand
James A. Hillebrand
CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control Over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Indianapolis, Indiana

February 28, 2020

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS,” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Bancorp’s Proxy Statement to be filed with the SEC for the 2020 Annual Meeting of Shareholders (“Proxy Statement”)

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of Bancorp directors follows:

Paul J. Bickel III – President, U.S. Specialties

J. McCauley Brown – Retired Vice President, Brown-Forman Corporation

David P. Heintzman – Chairman of the Board and Retired CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Donna Heitzman – Retired Portfolio Manager, KKR Prisma Capital

Carl G. Herde – Vice President/Finance, Kentucky Hospital Association

James A. Hillebrand – CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Richard A. Lechleiter – President, Catholic Education Foundation of Louisville

Stephen M. Priebe – President, Hall Contracting of Kentucky

John L. Schutte – CEO, GeriMed, Inc.

Norman Tasman – President, Tasman Industries Inc. and Tasman Hide Processing Inc.

Kathy C. Thompson – Senior EVP, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company and Manager of the Bank’s WM&T Division

The Board of Directors of Bancorp has adopted a code of ethics for its CEO and financial executives included under Exhibit 14.

The following table lists the names and ages as of December 31, 2019 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer of Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age of Executive Officer	Position and Offices with Bancorp and/or the Bank
James A. Hillebrand Age 51	CEO and Director of Bancorp and the Bank

Philip S. Poindexter Age 53	President of Bancorp and the Bank

Kathy C. Thompson Age 58	Senior EVP and Director of Bancorp and the Bank

T. Clay Stinnett Age 46	EVP, Treasurer and CFO of Bancorp and the Bank

William M. Dishman III Age 56	EVP and Chief Risk Officer of the Bank

Michael J. Croce Age 50	EVP and Director of Retail Banking of the Bank

Michael V. Rehm Age 55	EVP and Chief Lending Officer of the Bank

Mr. Hillebrand was appointed CEO of Bancorp and the Bank in October 2018. Prior thereto, he served as President of Bancorp and the Bank since 2008. Prior thereto, he served as EVP and Director of Private Banking of the Bank since 2005. From 2000 to 2004, he served as SVP of Private Banking. Mr. Hillebrand joined the Bank in 1996.

Mr. Poindexter was appointed President of Bancorp and the Bank in October 2018. Prior thereto, he served as Chief Lending Officer of the Bank since 2008. Prior thereto, he served as EVP of the Bank and Director of Commercial Banking. Mr. Poindexter joined the Bank in 2004.

Ms. Thompson was appointed Senior EVP of Bancorp and the Bank in 2006. Prior thereto, she served as EVP of Bancorp and the Bank. She joined the Bank in 1992 as Manager of the WM&T Department.

Mr. Stinnett was appointed EVP, Treasurer and CFO of Bancorp and the Bank in April 2019. Prior thereto, he served as EVP and Chief Strategic Officer of Bancorp and the Bank since 2011. Prior thereto, he served as SVP and Chief Strategic Officer of the Bank since 2005. Mr. Stinnett joined the Bank in 2000.

Mr. Dishman joined the Bank as EVP and Chief Risk Officer in 2009.

Mr. Croce was appointed EVP of the Bank and Director of Retail Banking in 2014. Prior thereto, he served as SVP of the Bank and Division Manager of Business Banking. Mr. Croce joined the Bank in 2004.

Mr. Rehm was appointed EVP and Chief Lending Officer of the Bank in October 2018. Prior thereto, he served as SVP of the Bank and Division Manager of Commercial Lending. Mr. Rehm joined the Bank in 2006.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the discussion under the heading, “EXECUTIVE COMPENSATION AND OTHER INFORMATION – REPORT ON EXECUTIVE COMPENSATION” in Bancorp’s Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS” and “DELINQUENT SECTION 16(a) REPORTS,” in Bancorp’s Proxy Statement.

The information required by this item concerning equity compensation plan information is included in the Footnote titled “Stock Based Compensation” of the Footnotes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF ELEVEN DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the discussion under the sub heading “Independent Registered Public Accounting Firm” under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1)     Financial Statements:

Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Income - years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income - years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - years ended December 31, 2019, 2018 and 2017
Footnotes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms

(a) (2)     Financial Statement Schedules:

 Financial statement schedules are omitted because the information is NA.

(a) (3)     Exhibits:

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

3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.1 to Form 8-K/A filed October 1, 2018, is incorporated by reference herein.
4.1	Description of Stock Yards Bancorp, Inc. Securities
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

10.31*	Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K filed on March 19, 2015, is incorporated by reference herein.
10.32*	Amendment to Form of Restricted Stock Unit Grant Agreement as filed as Exhibit 10.1 to Form 8-K/A filed on March 19, 2015, is incorporated by reference herein.
10.33*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.34*	Form of Performance-Vested Stock Units Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.35*	Form of Stock Appreciation Rights Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.36*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 27, 2017, is incorporated by reference herein.
10.37B*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.37 to Form 10-K filed on March 13, 2018, is incorporated by reference herein.
10.38*	Amendment No. 2 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on May 1, 2018, is incorporated by reference herein.
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

14	Code of Ethics for the CEO and Financial Executives
21	Subsidiary of the Registrant
23.1	Consent of BKD LLP
23.2	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett

101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2019

Annual Report on Form 10-K, filed on February 28, 2020, formatted in inline eXtensible

Business Reporting Language (XBRL):

(1)  Consolidated Balance Sheets

(2)  Consolidated Statements of Income

(3)  Consolidated Statements of Comprehensive Income

(4)  Consolidated Statements of Changes in Stockholders’ Equity

(5)  Consolidated Statements of Cash Flows

(6)  Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL and contained in Exhibit 101.

* Indicates matters related to executive compensation or other management contracts.

** This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)      Exhibits:

The exhibits listed in response to Item 15(a) 3 are filed or furnished as part of this report.

(c)      Financial Statement Schedules:

None.

Item 16. Form 10-K Summary

NA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	CEO and Director	February 28, 2020
James A. Hillebrand	(principal executive officer)

/s/ T. Clay Stinnett	EVP and CFO	February 28, 2020
T. Clay Stinnett	(principal financial officer)

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 28, 2020
Michael B. Newton

/s/ David P. Heintzman	Chairman of the Board	February 28, 2020
David P. Heintzman

/s/ Paul J. Bickel III	Director	February 28, 2020
Paul J. Bickel III

/s/ J. McCauley Brown	Director	February 28, 2020
J. McCauley Brown

/s/ Donna L. Heitzman	Director	February 28, 2020
Donna L. Heitzman

/s/ Carl G. Herde	Director	February 28, 2020
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 28, 2020
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 28, 2020
Stephen M. Priebe

/s/ John L. Schutte	Director	February 28, 2020
John L. Schutte

/s/ Norman Tasman	Director	February 28, 2020
Norman Tasman

/s/ Kathy C. Thompson	Senior EVP and Director	February 28, 2020
Kathy C. Thompson

134